Form 10-K/A
period 1994-12-31
BANCFIRST CORP /OK/
filed 1995-05-05
CIK 760498

     THIS DOCUMENT IS A COPY OF THE FORM 10-K/A PREVIOUSLY FILED ON MAY 2, 1995 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-K/A

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994       Commission File Number 0-14384

                           BANCFIRST CORPORATION
          (Exact name of registrant as specified in its charter)

         OKLAHOMA                                     73-1221379
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

101 NORTH BROADWAY, SUITE 200, OKLAHOMA CITY, OKLAHOMA              73102
      (Address of principal executive offices)                   (Zip Code)

    Registrant's telephone number, including area code:  (405) 270-1000

     Securities registered pursuant to Section 12(b) of the Act:  None


        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                            COMMON STOCK, $1.00
                            PAR VALUE PER SHARE
                             (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                          Yes    X         No
                              _______         ________

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate value of the Common Stock held by nonaffiliates of the registrant as of February 28, 1995 was approximately $36,129,000.

     As of February 28, 1995, there were 6,204,064 shares of Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the May 25, 1995 Annual Meeting of Stockholders of registrant (the "1995 Proxy Statement") to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company are as follows:

                                 DIRECTOR/OFFICER
NAME                    AGE           SINCE                 POSITION
- ------------------------------------------------------------------------------
H. E. Rainbolt           66          1984              Chairman of the Board

David E. Rainbolt        39          1984              Director, President and
                                                        Chief Executive Officer

J. Ralph McCalmont       59          1984              Vice Chairman of the Board

Leslie E. Greathouse     56          1984              Director

John T. Hannah           73          1986              Director

J. R. Hutchens, Jr.      67          1984              Director

Melvin Moran             64          1984              Director

Dennis L. Brand          47          1992              Regional Executive and President
                                                        BancFirst Shawnee

George A. Cannon         50          1984              Regional Executive

E. Wayne Cardwell        54          1986              Regional Executive

Roy C. Ferguson          48          1992              Regional Executive

D. B. Green              49          1995              Regional Executive and President
                                                        BancFirst Marlow

Robert A. Gregory        59          1989              Regional Executive and President
                                                        BancFirst Oklahoma City

Randy Foraker            39          1987              Senior Vice President and Controller;
                                                        Secretary/Treasurer


      H. E. RAINBOLT has been Chairman of the Company since July 1984 and its President and Chief Executive Officer from July 1984 to December 1991. He was Chairman of The Federal National Bank & Trust Company of Shawnee, Oklahoma from January 1967 to April 1989 and served that bank as Chief Executive Officer from January 1967 to February 1982. He was Chairman of Federal National Bancshares, Inc. from December 1980 until 1985 when it was merged into United Community Corporation (which changed its name to BancFirst Corporation in 1988). H. E. Rainbolt is the father of David Rainbolt.

      DAVID E. RAINBOLT has been Director of the Company since July 1984. He has been President of the Company since January 1992 and was Executive Vice President and Chief Financial Officer of the Company from July 1984 to December 1991. He was President of Trencor, Inc. from January 1982 to January 1984.

      J. RALPH MCCALMONT has been Vice Chairman of the Company since July 1984. He was Chairman of The First National Bank, Guthrie, Oklahoma from February 1974 to April 1989.

      LESLIE E. GREATHOUSE was Vice Chairman of the Company from July 1984 until his retirement in March 1995. He served The Federal National Bank & Trust Company of Shawnee, Oklahoma as a Director from April 1968 to April 1989 and as President from June 1973 to February 1982.

      JOHN T. HANNAH has been Director of the Company since October 1986. He served as Chairman of the Board of City Bank, Muskogee, Oklahoma, from July 1973 to April 1989.

      J. R. HUTCHENS, JR. has been Director of the Company since August 1984. He has been President and principal owner of Hutchens Oil Company since 1949.

      MELVIN MORAN has been Director of the Company since August 1984. He was Vice President of Moran Pipe and Supply Company, Inc. from 1955 to 1981. From 1977 to 1982 he was Vice President and then President of Moran Oil, Inc. Since 1982 he has been managing partner of Moran-K Oil. Since 1980 he has also been a managing partner of Moran Oil Enterprises.

      DENNIS L. BRAND is currently a Regional Executive of BancFirst and is also President of BancFirst Shawnee. Prior to May 1992 (for at least three years prior thereto) he was Executive Vice President of Retail Banking of Bank of Oklahoma, N.A.

      GEORGE A. CANNON is currently a Regional Executive of BancFirst and was Executive Vice President of BancFirst from August 1984 to April 1989. He was Senior Vice President of Thunderbird Financial Corporation from April 1982 to August 1984. From June 1967 to April 1982, Mr. Cannon was a field office supervisor with the FDIC.

      E. WAYNE CARDWELL is currently a Regional Executive of BancFirst. He was CEO of City Bank, Muskogee, Oklahoma from December 1986 to April 1989. Prior to 1986 he was President of City Bank.

      ROY C. FERGUSON is currently a Regional Executive of BancFirst and was President of BancFirst Tulsa from 1992 to 1994. He was Executive Vice President of Liberty Bank & Trust Company N.A. of Tulsa, Oklahoma from 1983 to May 1992.

      D. B. GREEN is currently a Regional Executive of BancFirst and is also President of BancFirst Marlow. He was President of State National Bank of Marlow, Oklahoma for at least the past five years.

      ROBERT A. GREGORY is currently a Regional Executive of BancFirst and is also President of BancFirst Oklahoma City. He was Executive Vice President of Liberty National Bank & Trust Company of Oklahoma City from 1979 to March 1989.

      RANDY P. FORAKER has been Senior Vice President and Controller, and Secretary/Treasurer of the Company since January 1987. Prior to 1987, he was an audit manager with Price Waterhouse.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16 of the Securities Exchange Act of 1934 requires directors and certain officers of the Company to file reports with the Securities and Exchange Commission reflecting transactions by such persons in the Company's Common Stock. During 1994, to the knowledge of the Company or based on information provided by such persons to the Company, all officers and directors of the Company subject to such filing requirements fully complied with such requirements, except as set forth below.

      A Form 4 "Statement of Changes in Beneficial Ownership" for Randy Foraker, Senior Vice President and Controller; Secretary/Treasurer, was filed four days late during 1994. The form reported two transactions.

      ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

      The following table sets forth certain information with respect to annual and other compensation paid or awarded to the Company's chief executive officer and its four most highly compensated executive officers other than the chief executive officer, for or with respect to the fiscal years ended December 31, 1994, 1993 and 1992, except that information in the "All Other Compensation" column is provided for fiscal year 1994 and 1993 only, in accordance with Securities and Exchange Commission rules.

                                                ANNUAL COMPENSATION
                                       FISCAL   -------------------       ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR     SALARY        BONUS    COMPENSATION
- ------------------------------          ----     ------        -----    ------------
David E. Rainbolt, President, Chief     1994    $108,000      $20,520    $ 7,649(3)
 Executive Officer                      1993     103,000       20,600      9,277(3)
                                        1992     100,000       95,000(1)  33,139(4)

H. E. Rainbolt, Chairman of the Board   1994     200,000       38,000     23,414(2)
                                        1993     241,693       48,000     29,995(2)
                                        1992     241,275       48,338     30,128(2)

Leslie E. Greathouse, Vice Chairman     1994     125,000       28,500      8,853(3)
                                        1993     125,000       25,000     10,883(3)
                                        1992     130,370       25,000     11,245(3)

J. Ralph McCalmont, Vice Chairman       1994     150,000       30,000      8,928(3)
                                        1993     150,000       30,000     12,607(3)
                                        1992     150,000       30,000     12,464(3)

Robert A. Gregory, Regional Executive   1994     130,000       26,000      8,928(3)
 and President BancFirst Oklahoma City  1993     125,000       27,500      9,581(3)
                                        1992     115,000       24,000      6,255(3)

- ---------------------
(1) Includes a special bonus of $75,000 for negotiating the purchase and retirement of the Company's Floating Rate Preferred Stock.
(2) Consists of contributions by the Company to the ESOP for the benefit of the executive officer of $8,928, $15,123 and $14,663 for 1994, 1993 and 1992, respectively, and the excess value of premiums paid by the Company on a split-dollar life insurance policy of $14,486, $14,872 and $15,465 for 1994, 1993 and 1992, respectively.
(3) Consists of contributions by the Company to the ESOP for the benefit of the named executive officer.
(4) Consists of a $13,139 contribution by the Company to the ESOP for the benefit of the named executive officer and $20,000 for the purchase of a life insurance policy owned by such executive officer.

FISCAL YEAR END OPTION VALUES

      The following table sets forth certain information regarding outstanding options granted under the Stock Option Plan held by the named executive officers on December 31, 1994. No options were granted to these executive officers for 1994. Also, during 1994, none of the named executive officers exercised any options, nor were any outstanding options repriced by the Company. For the purposes of this table, the value of an option is the difference between the market value at December 31, 1994 of the shares of Common Stock subject to the option and the aggregate exercise price of such option.

                                                   NUMBER OF               VALUE OF UNEXERCISED
                                            UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS AT
                                               DECEMBER 31, 1994           DECEMBER 31, 1994 (1)
                                          ---------------------------   ---------------------------
                NAME                      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- -------------------------------------     -----------   -------------   -----------   -------------
David E. Rainbolt, President and
 Chief Executive Officer                     23,125         6,875        $189,531        $56,719

H. E. Rainbolt, Chairman of the Board        23,125         6,875         189,531         56,719

Leslie E. Greathouse, Vice Chairman          20,625         6,875         170,156         56,719

J. Ralph McCalmont, Vice Chairman            23,125         6,875         189,531         56,719

Robert A. Gregory, Regional Executive
 and President BancFirst Oklahoma City        7,500        12,500          61,875        103,125

(1) Based on the December 31, 1994 closing price of $14.75.


COMPENSATION OF DIRECTORS

     All directors receive a fee of $250 per regular quarterly meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1994, the Compensation Committee shared responsibility with the Executive Committee for the development and implementation of the Company's executive compensation policies. The Executive Committee has responsibility for determining the compensation of all executive officers other than the members of the Executive Committee itself, the compensation for whom is determined by the Compensation Committee. During 1994, the Executive Committee was composed of H. E. Rainbolt, David E. Rainbolt, J. Ralph McCalmont and Leslie E. Greathouse, all of whom are executive officers of the Company. During such period, the Compensation Committee was composed of John
T. Hannah, J. R. Hutchens, Jr. and Melvin Moran, all of whom are not and have never been officers or employees of the Company or its subsidiaries, and
H. E. Rainbolt, Chairman of the Board of the Company.

     BancFirst provides item processing and correspondent services to certain financial institutions controlled by R. Banking Limited Partnership. At December 31, 1994, balances due these institutions totaled $224,000. Service charges to these institutions for 1994 totaled $131,000.

     The Company purchases supplies and services from certain companies owned by Pickard Limited Partnership, a family partnership of which David E. Rainbolt (director and Chief Executive Officer of the Company) is the general partner, and H. E. Rainbolt (Chairman) is a limited partner. During 1994, the Company purchased supplies, furniture and equipment totaling $179,000. The Company also sold credit life and credit accident and health insurance policies for one of these companies. The Company retained a 40% commission for such sales, which is the maximum amount permitted by law, and remitted net premiums totaling $564,000 for 1994.

REPORT OF THE COMPENSATION COMMITTEE AND THE EXECUTIVE COMMITTEE ON EXECUTIVE
 COMPENSATION

     The report of the Compensation Committee and the Executive Committee of the Board of Directors appearing below and the information herein under "Company Performance" shall not be deemed "soliciting material" or to be "filed" with the SEC or subject to the SEC's proxy rules, except for the required disclosure herein, or to the liabilities of Section 18 of the Exchange Act, and such information shall not be deemed to be incorporated by reference into any filing made by the Company under the Securities Act of 1933 or the Exchange Act.

     To our Shareholders:

     During 1994 the Compensation Committee of the Board of Directors has been comprised of H. E. Rainbolt (Chairman), John T. Hannah, J. R. Hutchens, Jr. and Melvin Moran. With the exception of H. E. Rainbolt, all members of the Compensation Committee are nonemployee directors of the Company. The Compensation Committee has primary responsibility for determining the compensation of the Company's executive officers who are also members of the Board of Directors' Executive Committee, which includes the Chief Executive Officer. The Executive Committee has primary responsibility for determining the compensation of all other executive officers of the Company. During 1994 the Executive Committee was comprised of H. E. Rainbolt, David E. Rainbolt, Leslie E. Greathouse and J. Ralph McCalmont.

     The executive compensation policy of the Company is to provide a compensation program that will attract, motivate and retain persons of high quality, while at the same time ensuring that an appropriate relationship exists between executive compensation and the creation of shareholder values.
 Each of the Compensation Committee and the Executive Committee applies this philosophy in determining the compensation of the Company's executive officers with respect to salary, bonuses and stock options.

     The Company strives to offer salaries to its executive officers which are competitive in its industry for similar positions requiring similar qualifications. Additionally, the Compensation Committee and the Executive Committee consider each executive officer's level of responsibility in setting executive compensation, meaning that the Company pays greater compensation to persons having higher levels of responsibility. Because of the substantial stock ownership held by David E. Rainbolt, the President and Chief Executive Officer of the Company (see "Stock Ownership"), at his request, his salary in 1994 was lower than those of the other executive officers of the Company whose compensation is determined by the Compensation Committee, as was also the case in 1993 and 1992. The Company's other executive officers are paid base salaries that the Compensation Committee and the Executive Committee have determined to be fair for their assigned responsibilities in comparison with similar positions in such other public companies in the banking industry. The Compensation Committee and the Executive Committee make these comparisons in an effort to determine whether the Company's executive compensation is reasonable and remains competitive enough to allow the Company to retain skilled executives. The Compensation Committee and the Executive Committee believe that the compensation paid to the Company's executive officers, other than its Chief Executive Officer, is in the median range of compensation of executive officers of companies to which these comparisons are made. In addition to making such comparisons and considering levels of responsibility, the Compensation Committee and the Executive Committee consider individual performance and the Company's performance in terms of stock price, earnings and cash flow, of which earnings increased in 1993 as compared to 1992. However, the determination of base salaries is not strictly tied to performance criteria, and in determining base salary levels, the Company believes that it affords approximately equal weight to each of the factors described herein. The Compensation Committee believes that the compensation paid to David E. Rainbolt, the Company's President and Chief Executive Officer, is in the low range of compensation of the chief executive officers of companies to which these comparisons are made.

     The Company's executive officers, including the Chief Executive Officer, also participate in an Incentive Bonus Program. Bonus amounts earned are based on the attainment of budgeted earnings and asset quality goals, and can be in amounts of up to 20% of the executive officer's base salary, depending upon an objective review of the degree of attainment of such goals, as well as both an objective and subjective review of the respective executive officer's contribution thereto. Individual goals in each case are established by the Chief Executive Officer in consultation with the particular executive concerned and with the Executive Committee.

     While the Compensation Committee believes that equity ownership provides significant additional motivation to executive officers to maximize value for the Company's stockholders, no grants of stock options under the Company's option plan were made during 1994 to any of the executive officers named in the Summary Compensation Table. The Compensation Committee believed that such grants would be inappropriate given such officers' aggregate controlling stock position, and the fact that certain of such officers sold shares of Common Stock in a public offering consummated in April 1993.

     In 1993, the Internal Revenue Code was amended to limit the deductibility of certain compensation expenses in excess of $1 million. This was not applicable to BancFirst Corporation for the fiscal year ended December 31, 1994. However, the Compensation Committee and the Executive Committee intend to monitor executive compensation levels and adopt policies, as necessary, to obtain maximum deductibility of executive compensation while providing motivational and competitive performance-based compensation. The Compensation Committee and the Executive Committee will continue to monitor the tax regulations to determine if any executive compensation program changes are necessary.

     This report is respectfully submitted by the members of the Compensation Committee and the Executive Committee:

              H. E. Rainbolt         David E. Rainbolt
              John T. Hannah         Leslie E. Greathouse
              J. R. Hutchens, Jr.    J. Ralph McCalmont
              Melvin Moran


COMPANY PERFORMANCE

     Presented below is a line graph which compares the percentage change in the cumulative total return on the Company's Common Stock to the cumulative total return of the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index, both as compiled by the University of Chicago Center for Research in Security Price ("CRSP"). The period presented is from April 1, 1993, the date of the Company's initial public offering of its Common Stock, through December 31, 1994. The graph assumes an investment on April 1, 1993 of $100 in the Company's Common Stock and in each index, and that any dividends were reinvested. The values presented for each quarter during the period represent the cumulative market values of the respective investments.

                             BANCFIRST CORPORATION
                     1994 SHAREHOLDER PERFORMANCE GRAPH DATA

                                 NASDAQ            NASDAQ
MONTH               BFC          BANKS             MARKET
- -----            --------       --------          --------
3/93             100.0000            100               100
6/93             105.0000       96.63359          101.8964
9/93             108.3849       105.6999          110.4485
12/93            96.75731       103.0007          112.0223
3/94             91.80952       101.7291          107.3867
6/94             109.4082       110.0085          102.3930
9/94             101.9475       111.1825          110.8597
12/94            98.66302       102.7402          109.5916


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of Common Stock owned by each director and named executive officers of BancFirst Corporation and by all directors and executive officers of BancFirst Corporation as a group, together with the percentage of outstanding Common Stock owned by each.

                                                              AMOUNT OF
                                                             BENEFICIAL   PERCENT OF
                                                              OWNERSHIP      CLASS
                                                             ----------   ----------
          David E. Rainbolt (1)                               3,102,194      49.94%

          H. E. Rainbolt (2)                                     52,721       0.85

          Leslie E. Greathouse                                       --         --

          Robert A. Gregory (3)                                   9,628       0.15

          J. Ralph McCalmont (4)                                162,055       2.61

          John T. Hannah                                            350       0.01

          J. R. Hutchens, Jr. (5)                                60,109       0.97

          Melvin Moran (6)                                       89,795       1.45

          All directors and executive officers as a group
           (14 persons)                                       3,624,117      58.34

- ------------------------------

(1) Includes 3,023,829 shares held by R. Banking Limited Partnership, a family partnership of which David E. Rainbolt is the general partner; 9,302 shares held in trust for David E. Rainbolt's children; 7,766 shares held by the ESOP; and 30,000 shares subject to exercisable options.
(2) Includes 22,721 shares held by the ESOP and 30,000 shares subject to exercisable options.
(3) Includes 2,128 shares held by the ESOP and 7,500 shares subject to exercisable options.
(4) Includes 14,549 shares held by the ESOP and 30,000 shares subject to exercisable options.
(5)  Includes 19,019 shares held jointly with Mr. Hutchens' wife.
(6)  Includes 45,000 shares held directly by Mr. Moran's wife.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In addition to the transactions described under "Item 11. Executive Compensation -- Compensation Committee Interlocks and Insider Participation," the following transactions with management have occurred.

     BancFirst has made loans in the ordinary course of business to certain directors and executive officers of the Company and to certain affiliates of these directors and executive officers. None of these loans outstanding are classified as nonaccrual, past due, restructured or potential problem loans. All such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectability or present other unfavorable features.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     May 1, 1995                      BANCFIRST CORPORATION
                                           (Registrant)



                                      /s/ Randy P. Foraker
                                      ---------------------------------
                                      Randy P. Foraker
                                      Senior Vice President, Controller
                                      and Secretary/Treasurer
                                      (Principal Accounting Officer)