Form 10-Q
period 1995-03-31
BANCFIRST CORP /OK/
filed 1995-05-15
CIK 760498

                                     FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended March 31, 1995    Commission File Number 0-14384


               BANCFIRST -Registered Trademark- CORPORATION
            (Exact name of registrant as specified in charter)


          OKLAHOMA                          73-1221379
(State or other Jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)


                        101 N. Broadway, Suite 200
                    Oklahoma City, Oklahoma  73102-8401
                 (Address of principal executive offices)


                              (405) 270-1000
               (Registrant's area code and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

As of April 30, 1995, there were 6,213,314 shares of Common Stock outstanding.

                                 FORM 10-Q

                           CROSS-REFERENCE INDEX


ITEM           PART I.  FINANCIAL INFORMATION                         PAGE
- ----    ---------------------------------------------------      --------------
1.      Financial Statements                                            1

2.      Management's Discussion and Analysis of
        Financial Condition and Results of Operations                   6

                PART II.  OTHER INFORMATION
        ---------------------------------------------------
1.      Legal Proceedings                                        Not Applicable

2.      Changes in Securities                                    Not Applicable

3.      Defaults Upon Senior Securities                          Not Applicable

4.      Submission of Matters to a Vote of Security Holders      Not Applicable

5.      Other Information                                        Not Applicable

6.      Exhibits and Reports on Form 8-K                                9

Signatures                                                             10

                      PART I.  FINANCIAL INFORMATION

                              BANCFIRST CORPORATION
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in thousands)

                                                               March 31,
                                                          ------------------    December 31,
ASSETS                                                      1995      1994         1994
                                                          --------  --------     --------
Cash and due from banks. . . . . . . . . . . . . . . . .  $ 63,342  $ 53,250     $ 53,564
Securities:
   Held for investment, at cost (market value $35,949,
   $25,396 and $20,395, respectively). . . . . . . . . .    35,963    25,029       20,779
   Available for sale, at market value . . . . . . . . .   218,451   212,424      202,265
Federal funds sold . . . . . . . . . . . . . . . . . . .    25,373    46,605       28,260
Loans:
   Total loans (net of unearned interest)  . . . . . . .   575,657   491,631      522,314
   Allowance for possible loan losses. . . . . . . . . .   (10,072)   (9,330)      (9,729)
                                                          --------  --------     --------
     Loans, net. . . . . . . . . . . . . . . . . . . . .   565,585   482,301      512,585
Premises and equipment, net. . . . . . . . . . . . . . .    26,978    22,123       26,462
Other real estate owned. . . . . . . . . . . . . . . . .     2,746     2,740        2,183
Intangible assets, net . . . . . . . . . . . . . . . . .     9,512     8,591        7,960
Accrued interest receivable. . . . . . . . . . . . . . .     9,575     7,936        8,518
Other assets . . . . . . . . . . . . . . . . . . . . . .     9,842     7,558       10,339
                                                          --------  --------     --------
  Total assets . . . . . . . . . . . . . . . . . . . . .  $967,367  $868,557     $872,915
                                                          --------  --------     --------
                                                          --------  --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing  . . . . . . . . . . . . . . . . .  $171,055  $154,412     $168,426
  Interest-bearing . . . . . . . . . . . . . . . . . . .   701,576   628,117      616,425
                                                          --------  --------     --------
      Total deposits . . . . . . . . . . . . . . . . . .   872,631   782,529      784,851
Securities sold under repurchase agreements and
  other short-term borrowings  . . . . . . . . . . . . .       214        80          117
Accrued interest payable . . . . . . . . . . . . . . . .     3,149     1,994        2,089
Other liabilities. . . . . . . . . . . . . . . . . . . .     4,941     4,501        3,897
Minority interest. . . . . . . . . . . . . . . . . . . .        --     1,015           --
                                                          --------  --------     --------
  Total liabilities. . . . . . . . . . . . . . . . . . .   880,935   790,119      790,954
                                                          --------  --------     --------

Commitments and contingent liabilities . . . . . . . . .

Stockholders' equity:
  Common stock (issued: 6,204,564, 6,198,439
    and 6,202,814 shares, respectively)  . . . . . . . .     6,205     6,198        6,203
  Capital surplus  . . . . . . . . . . . . . . . . . . .    34,268    34,234       34,259
  Retained earnings  . . . . . . . . . . . . . . . . . .    47,931    38,270       45,611
  Unrealized securities losses, net of tax . . . . . . .    (1,972)     (264)      (4,112)
                                                          --------  --------     --------
      Total stockholders' equity . . . . . . . . . . . .    86,432    78,438       81,961
                                                          --------  --------     --------
      Total liabilities and stockholders' equity . . . .  $967,367  $868,557     $872,915
                                                          --------  --------     --------
                                                          --------  --------     --------

See accompanying notes to consolidated financial statements.

                               BANCFIRST CORPORATION
                         CONSOLIDATED STATEMENT OF INCOME
                   (Dollars in thousands except per share data)


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                   ---------------------
                                                                                      1995        1994
                                                                                   ---------   ---------
INTEREST INCOME
Loans, including fees. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  13,030   $  10,123
Securities:
  Taxable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,974       2,979
  Tax-exempt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       136         156
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       465         321
                                                                                   ---------   ---------
  Total interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,605      13,579
                                                                                   ---------   ---------
INTEREST EXPENSE
Deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,635       4,664
Securities sold under repurchase agreements and other short-term borrowings. . . .        16          30
Line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9          10
                                                                                   ---------   ---------
  Total interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,660       4,704
                                                                                   ---------   ---------
Net interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,945       8,875
Provision for possible loan losses . . . . . . . . . . . . . . . . . . . . . . . .        61        (263)
                                                                                   ---------   ---------
  Net interest income after provision for possible loan losses . . . . . . . . . .     9,884       9,138
                                                                                   ---------   ---------
NONINTEREST INCOME
Service charges on deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,905       1,848
Securities transactions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7          --
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       917         896
                                                                                   ---------   ---------
  Total noninterest income . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,829       2,744
                                                                                   ---------   ---------
NONINTEREST EXPENSE
Salaries and employee benefits . . . . . . . . . . . . . . . . . . . . . . . . . .     4,740       4,177
Occupancy and fixed assets expense, net. . . . . . . . . . . . . . . . . . . . . .       440         454
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       457         387
Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       309         300
Data processing services . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       300         409
Net (income) expense from other real estate owned. . . . . . . . . . . . . . . . .         4        (343)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,040       1,991
                                                                                   ---------   ---------
  Total noninterest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,290       7,375
                                                                                   ---------   ---------
Income before taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,423       4,507
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,669)     (1,429)
                                                                                   ---------   ---------
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   2,754   $   3,078
                                                                                   ---------   ---------
                                                                                   ---------   ---------
PER SHARE DATA (PRIMARY AND FULLY-DILUTED)
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    0.43   $    0.47
                                                                                   ---------   ---------
                                                                                   ---------   ---------
Average common shares and common stock equivalents outstanding . . . . . . . . . . 6,400,896   6,372,958
                                                                                   ---------   ---------
                                                                                   ---------   ---------

See accompanying notes to consolidated financial statements.

                               BANCFIRST CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in thousands)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   ----------------------
                                                                                      1995         1994
                                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                               $   4,173    $   4,555
                                                                                   ---------    ---------
INVESTING ACTIVITIES
Cash and due from banks from acquisitions. . . . . . . . . . . . . . . . . . . . .   (15,542)         597
Purchases of securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (10,375)     (24,287)
Maturities of securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,535       22,541
Proceeds from sales of securities. . . . . . . . . . . . . . . . . . . . . . . . .       654          380
Net (increase) decrease in federal funds sold. . . . . . . . . . . . . . . . . . .    13,310       (5,064)
Purchases of loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,960)        (640)
Proceeds from sales of loans . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,464       15,045
Net other increase in loans. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (16,075)     (14,989)
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (204)      (1,575)
                                                                                   ---------    ---------
     Net cash provided (used) by investing activities. . . . . . . . . . . . . . .     2,807       (7,992)
                                                                                   ---------    ---------
FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits. . . . . . . .   (11,116)      10,000
Net increase in certificates of deposits . . . . . . . . . . . . . . . . . . . . .    14,240        3,204
Net increase (decrease) in securities sold under repurchase agreements
 and other short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . .        97         (855)
Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11           --
Redemption of 10% Preferred Stock. . . . . . . . . . . . . . . . . . . . . . . . .        --       (3,953)
Cash dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (434)        (567)
                                                                                   ---------    ---------
     Net cash provided by financing activities . . . . . . . . . . . . . . . . . .     2,798        7,829
                                                                                   ---------    ---------
     Net increase in cash and due from banks . . . . . . . . . . . . . . . . . . .     9,778        4,392
     Cash and due from banks at the beginning of the period. . . . . . . . . . . .    53,564       48,858
                                                                                   ---------    ---------
     Cash and due from banks at the end of the period. . . . . . . . . . . . . . . $  63,342    $  53,250
                                                                                   ---------    ---------
                                                                                   ---------    ---------
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest . . . . . . . . . . . . . . . . . . . . . $   5,600    $   4,190
                                                                                   ---------    ---------
                                                                                   ---------    ---------
Cash paid during the period for income taxes . . . . . . . . . . . . . . . . . . . $      --    $      18
                                                                                   ---------    ---------
                                                                                   ---------    ---------


See accompanying notes to consolidated financial statements.

                           BANCFIRST CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share data)

(1) GENERAL

     The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BancFirst Investment Corporation, BancFirst, Lenders Collection Corporation and National Express Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

     There have been no significant changes in the accounting policies of the Company since December 31, 1994, the date of the most recent annual report, other than the adoption of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan as discussed in note
(3) below.

     The interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.

(2) ACQUISITIONS

     In March 1995, the Company acquired State National Bank of Marlow, Oklahoma, which had total assets of $101,976. The acquisition was for cash of $17,485, with an additional $500 placed in escrow pending the resolution of certain matters. State National Bank was immediately merged into BancFirst. The acquisition was accounted for as a purchase. Accordingly, the effect of the transaction is included in the Company's consolidated financial statements from the date of the acquisition forward. A core deposit intangible of $1,141 and goodwill of $719 were initially recorded for the acquisition. Subsequent payments from the escrow, if any, to the former shareholders of State National Bank will increase the goodwill recorded. Pro forma condensed results of operations, as though State National Bank had been acquired January 1, 1994, are as follows:


                                               Three Months
                                                  Ended            Year Ended
                                                 March 31,        December 31,
                                                   1995               1994
Net interest income. . . . . . . . . . . . . .   $10,607            $42,160
Net income . . . . . . . . . . . . . . . . . .   $ 2,934            $12,296
Net income per common share
  and common stock equivalent. . . . . . . . .   $  0.46            $  1.92


(3) LOANS

     The Company adopted Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. This new accounting standard requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The adoption of FAS 114 did not have a material effect on the financial position or results of operation of the Company.

(4) NET INCOME PER SHARE

     Net income per share is calculated as follows:


                                                         Three Months
                                                             Ended
                                                           March 31,
                                                        1995       1994
                                                       ------     ------
      Net income . . . . . . . . . . . . . . . . . . . $2,754     $3,078
      Less 10% Preferred dividends . . . . . . . . . .     --        (55)
                                                       ------     ------
      Net income applicable to common stockholders . . $2,754     $3,023
                                                       ------     ------
                                                       ------     ------
      Average common shares and common stock
        equivalents outstanding (in thousands) . . . .  6,401      6,373
                                                       ------     ------
                                                       ------     ------
      Net income per common share
        and common stock equivalent. . . . . . . . . . $ 0.43     $ 0.47
                                                       ------     ------
                                                       ------     ------


     The 10% Preferred dividends for 1994 represent the accumulated dividends paid upon the redemption of the 10% Preferred Stock. Average common shares and common stock equivalents includes shares relating to stock options exercisable within the next five years.

                           BANCFIRST CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SUMMARY


     The Company reported net income of $2.75 million for the quarter ended March 31, 1995, compared to net income of $3.08 million for the first quarter of 1994. The decrease in net income was primarily due to provisions for loan losses in 1995 of $61,000 as opposed to income from loan recoveries in 1994 of $263,000, losses and expenses on other real estate owned in 1995 of $4,000 as opposed to income from other real estate owned in 1994 of $343,000, and an increase in the Company's effective tax rate to 37.7% in 1995 from 31.7% in 1994. Earnings per share was $0.43 for the first quarter of 1995, compared to $0.47 per share for the first quarter of 1994.

     Total assets increased $94.5 million from December 31, 1994 and $98.8 million from March 31, 1994 due to the acquisition of State National Bank of Marlow, Oklahoma in March 1995. Stockholders' equity increased $4.47 million compared to December 31, 1994 and $7.99 million compared to March 31, 1994.

RESULTS OF OPERATIONS


     In the first quarter of 1995, net interest income increased by $1.07 million, or 12.1%, as compared to the same quarter of 1994. Net interest spread increased 6 basis points and average net earning assets increased $12 million. Net interest margin on a taxable equivalent basis was 5.25% for the quarter, compared to 4.94% for the same quarter of 1994. The primary factor in the increase in net interest margin was over $62 million of growth in average loans.

     The Company recognized provisions for loan losses of $61,000 for the quarter, compared to income from loan recoveries of $263,000 for the first quarter of 1994. Net loan charge-offs for the quarter were $82,000, representing an annualized rate of only 0.06% of total loans.

     Noninterest income increased $85,000, or 3.1%, from the first quarter of 1994 due partly to service charges on deposits and other fee income generated by banks acquired. Noninterest expense increased $915,000, or 12.4%, due to the expenses of banks acquired and the absence of gains on sales of other real estate owned, as occurred in 1994.

     Tax expense of $1.67 million was recognized for the first quarter of 1995, compared to $1.43 million for the same period of 1994. This reflects the return of the Company to a fully taxable basis, with only a limited amount of net operating loss carryforwards available to offset taxable income.

FINANCIAL POSITION

     Securities increased $31.4 million compared to December 31, 1994 and $17 million compared to March 31, 1994, due to the bank acquired. The net unrealized loss on securities available for sale was $3.03 million at the end of the first quarter of 1995, compared to $6.33 million at December 31, 1994 and $264,000 at March 31, 1994. The average taxable equivalent yield on the securities portfolio for the quarter was 5.90%, compared to 5.46% in the same quarter of 1994.

     Total loans increased $53.3 million since December 31, 1994 and $84 million since March 31, 1994 from both internal growth and bank acquisitions. The loan growth which began in 1992 continued into the first quarter of 1995. Loan growth for the quarter, excluding the bank acquired, was at an annualized rate of 7.75%, compared to 6% for all of 1994. The allowance for possible loan losses increased $343,000 in the first quarter of 1995 due to the purchased reserves from the bank acquired in March 1995. The allowance as a percentage of total loans was 1.75%, 1.86% and 1.89% at March 31, 1995, December 31, 1994 and March 31, 1994, respectively.

     Nonperforming and restructured loans and other real estate owned both increased in the first quarter of 1995. Total nonperforming and restructured assets were $7.67 million, compared to $6.07 million at December 31, 1994 and $6.69 million at March 31, 1994. The ratio of nonperforming and restructured assets to total assets was only 0.79%, compared to 0.70% at December 31, 1994 and 0.77% at March 31, 1994. The level of nonperforming assets is expected to continue on a downward trend.

     Total deposits increased $87.8 million since December 31, 1994 and $90,102 since March 31, 1994 due to acquisitions and internal growth. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 11.2% of total deposits at March 31, 1995.

     Stockholders' equity increased $4.47 million compared to year-end 1994 and $7.99 million compared to March 31, 1994. These increases are the result of accumulated earnings and changes in the unrealized loss on securities available for sale. Average stockholders' equity to average assets was 9.46% compared to 9.34% at December 31, 1994 and 9.59% at March 31, 1994. The Company's regulatory capital ratios all remain well in excess of the minimum requirements.

                            BANCFIRST CORPORATION
                        SELECTED FINANCIAL STATISTICS
                (Dollars in thousands, except per share data)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  ------------------
                                                                                   1995       1994
                                                                                   ----       ----
PER COMMON SHARE DATA:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 0.43     $ 0.47
Cash dividends declared. . . . . . . . . . . . . . . . . . . . . . . . . . . .      0.07       0.06
Book value at period end . . . . . . . . . . . . . . . . . . . . . . . . . . .     13.93      12.66
PERFORMANCE RATIOS:
Return on average assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      1.24%      1.47%
Return on average common equity. . . . . . . . . . . . . . . . . . . . . . . .     13.09      15.14
Noninterest expense/(net interest income + noninterest income) . . . . . . . .     64.89      63.47

                                                                                     March 31,
                                                                                   -------------    December 31,
                                                                                   1995     1994       1994
                                                                                   ----     ----       -----
BALANCE SHEET RATIOS:
Average loans to deposits (year to date) . . . . . . . . . . . . . . . . . . .    66.23%    62.14%    63.39%
Allowance for possible loan losses to total loans. . . . . . . . . . . . . . .     1.75      1.89      1.86
Allowance for possible loan losses to nonperforming and restructured loans . .   210.62    244.52    261.53
Nonperforming and restructured assets to total assets. . . . . . . . . . . . .     0.79      0.77      0.70
CAPITAL RATIOS:
Average stockholders' equity to average assets (year to date). . . . . . . . .     9.46%     9.59%     9.34%
Leverage ratio (regulatory minimum 3%) . . . . . . . . . . . . . . . . . . . .     8.53      8.20      9.08
Total risk-based capital ratio (regulatory minimum 8%) . . . . . . . . . . . .    15.94     16.25     16.67

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                 --------------------------------------
                                                                                        1995               1994
                                                                                 ------------------  ------------------
                                                                                            Average             Average
AVERAGE BALANCES AND NET INTEREST MARGIN                                         Average     Yield/  Average    Yield/
ANALYSIS (TAXABLE EQUIVALENT BASIS):                                             Balance      Rate   Balance     Rate
                                                                                 -------      ----   -------     ----
Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $528,696    10.05%  $466,588    8.89%
Investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    219,305     5.89    238,962    5.46
Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31,344     6.02     38,680    3.13
                                                                                 --------            --------
  Total earning assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .    779,345     8.72    744,230    7.49
Nonearning assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    109,973              93,588
                                                                                 --------            --------
  Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $889,318            $837,818
                                                                                 --------            --------
                                                                                 --------            --------
Interest-bearing deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .   $626,143     4.30%  $603,249    3.13%
Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,101     5.89        884    2.97
                                                                                 --------            --------
  Total interest-bearing liabilities . . . . . . . . . . . . . . . . . . . . .    627,244     4.31    604,133    3.14
Demand deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    172,112             147,618
Other noninterest-bearing liabilities. . . . . . . . . . . . . . . . . . . . .      5,820               5,699
Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     84,142              80,368
                                                                                 --------            --------
  Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . .   $889,318            $837,818
                                                                                 --------            --------
                                                                                 --------            --------
Net interest spread. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                4.41%              4.35%
                                                                                             -----              -----
                                                                                             -----              -----
Net interest margin. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                              5.25%              4.94%
                                                                                             -----              -----
                                                                                             -----              -----

                        PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits.

Exhibit
 Number                                   Exhibit
 -----                                    -------
 2.1    Agreement and Plan of Reorganization dated October 28, 1994 among
        BancFirst, State National Bank, Marlow, Oklahoma, and certain shareholders of State National Bank (filed as Exhibit 2.4 to the
        Company's Report on Form 10-Q for the quarter ended September 30,
        1994 and incorporated herein by reference).

27.1*   Financial Data Schedule.

- -------------
* Filed herewith

   (b) No reports on Form 8-K have been filed by the Company during the quarter ended March 31, 1995.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 1995                                  BANCFIRST CORPORATION
                                                   (Registrant)


                                              /s/ Randy Foraker
                                              ------------------------------
                                              Randy P. Foraker
                                              Sr. Vice President, Controller
                                              and Secretary/Treasurer
                                              (Principal Accounting Officer)

                              EXHIBIT INDEX

Exhibit                                                                       Sequentially
 Number                                   Exhibit                             Numbered Page
 -----                                    -------                             -------------
 2.1    Agreement and Plan of Reorganization dated October 28, 1994 among
        BancFirst, State National Bank, Marlow, Oklahoma, and certain shareholders of State National Bank (filed as Exhibit 2.4 to the
        Company's Report on Form 10-Q for the quarter ended September 30,
        1994 and incorporated herein by reference).

27.1*   Financial Data Schedule.

- -------------
* Filed herewith
