Form 10-Q
period 1995-06-30
BANCFIRST CORP /OK/
filed 1995-08-14
CIK 760498

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1995        Commission File Number 0-14384

                             BANCFIRST CORPORATION
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  No    .

As of July 31, 1995, there were 6,197,374 shares of Common Stock outstanding.

                                   FORM 10-Q

                             CROSS-REFERENCE INDEX

ITEM                  PART I. FINANCIAL INFORMATION                   PAGE
-------   --------------------------------------------------     --------------
   1.     Financial Statements                                          1

   2.     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          6

                         PART II.  OTHER INFORMATION
          --------------------------------------------------
   1.     Legal Proceedings                                      Not Applicable

   2.     Changes in Securities                                  Not Applicable

   3.     Defaults Upon Senior Securities                        Not Applicable

   4.     Submission of Matters to a Vote of Security Holders           9

   5.     Other Information                                      Not Applicable

   6.     Exhibits and Reports on Form 8-K                              9

Signatures                                                             10

                         PART I.  FINANCIAL INFORMATION

                             BANCFIRST CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                                                      June 30,
                                                                 -------------------  December 31,
                                                                   1995       1994       1994
                                                                 --------   --------  ------------
ASSETS
Cash and due from banks                                          $ 64,049   $ 55,879   $ 53,564
Interest-bearing deposits with banks                                   38         --         --
Securities:
   Held for investment, at cost (market value:  $34,663, $23,662
    and $20,395, respectively)                                     34,269     23,631     20,779
   Available for sale, at market value                            217,681    217,609    202,265
Federal funds sold                                                 16,983     37,640     28,260
Loans:
   Total loans (net of unearned interest)                         591,512    488,019    522,314

   Allowance for possible loan losses                             (10,322)    (9,339)    (9,729)
                                                                 ---------   --------   --------
      Loans, net                                                  581,190    478,680    512,585
Premises and equipment, net                                        27,152     26,681     26,462
Other real estate owned                                             2,635      2,360      2,183
Intangible assets, net                                              9,268      8,488      7,960
Accrued interest receivable                                         9,512      7,951      8,518
Other assets                                                        7,979     10,588     10,339
                                                                ---------   --------   --------
   Total assets                                                 $970,756   $869,507   $872,915
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
   Noninterest-bearing                                           $176,299   $164,088   $168,426
   Interest-bearing                                               696,834    618,126    616,425
                                                                ---------   --------   --------
      Total deposits                                              873,133    782,214    784,851
Securities sold under repurchase agreements and  other
 short-term borrowings                                                224         94        117
Accrued interest payable                                            2,876      1,635      2,089
Other liabilities                                                   3,283      5,266      3,897
Minority interest                                                      --      1,019         --
                                                                ---------   --------   --------
   Total liabilities                                              879,516    790,228    790,954
                                                                ---------   --------   --------
Commitments and contingent liabilities
Stockholders' equity:
   Common stock (issued: 6,194,874, 6,202,814 and  6,202,814
    shares, respectively)                                           6,195      6,203      6,203
   Capital surplus                                                 34,315     34,259     34,259
   Retained earnings                                               50,089     40,687     45,611
   Unrealized securities losses, net of tax                           641     (1,870)    (4,112)
                                                                ---------   --------   --------
      Total stockholders' equity                                   91,240     79,279     81,961
                                                                ---------   --------   --------
      Total liabilities and stockholders' equity                 $970,756   $869,507   $872,915
                                                                ---------   --------   --------
                                                                ---------   --------   --------

See accompanying notes to consolidated financial statements.

                                      BANCFIRST CORPORATION
                                CONSOLIDATED STATEMENT OF INCOME
                          (Dollars in thousands, except per share data)

                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                June 30,
                                                              ---------------------  ---------------------
                                                                 1995       1994        1995       1994
                                                              ---------- ----------  ---------- ----------
INTEREST INCOME
Loans, including fees                                         $   14,621 $   11,131  $   27,651 $   21,254
Interest-bearing deposits with banks                                   8         --           8         --
Securities:
   Taxable                                                         3,624      3,076       6,599      6,055
   Tax-exempt                                                        159        151         295        307
Federal funds sold                                                   398        327         863        648
                                                              ---------- ----------  ---------  ----------
   Total interest income                                          18,810     14,685      35,416     28,264
                                                              ---------- ----------  ---------- ----------
INTEREST EXPENSE
Deposits                                                           7,885      4,964      14,520      9,629
Securities sold under repurchase agreements and other
 short-term borrowings                                                13        (18)         22         12
Line of credit                                                        --         10          16         19
                                                              ---------- ----------  ---------- ----------
   Total interest expense                                          7,898      4,956      14,558      9,660
                                                              ---------- ----------  ---------- ----------
Net interest income                                               10,912      9,729      20,858     18,604
Provision for possible loan losses                                   196         (9)        258       (272)
                                                              ---------- ----------  ---------- ----------
Net interest income after provision for possible loan losses     10,716      9,738      20,600     18,876
                                                              ---------- ----------  ---------- ----------
NONINTEREST INCOME
Service charges on deposits                                        2,017      1,935       3,922      3,783
Securities transactions                                               56         --          63         --
Other                                                              1,091        935       2,008      1,831
                                                              ---------- ----------  ---------- ----------
   Total noninterest income                                        3,164      2,870       5,993      5,614
                                                              ---------- ----------  ---------- ----------
NONINTEREST EXPENSE
Salaries and employee benefits                                     5,089      4,434       9,829      8,610
Occupancy and fixed assets expense, net                              486        322         926        776
Depreciation                                                         487        461         943        848
Amortization                                                         365        324         674        624
Data processing services                                             294        327         594        736
Net (income) expense from other real                                  30         18          55      (325)
Other                                                              2,281      2,155       4,300      4,147
                                                              ---------- ----------  ---------- ----------
   Total noninterest expense                                       9,032      8,041      17,321     15,416
                                                              ---------- ----------  ---------- ----------
Income before taxes                                                4,848      4,567       9,272      9,074
Income tax expense                                                (1,828)    (1,778)     (3,497)    (3,208)
                                                              ---------- ----------  ---------- ----------
   Net income                                                  $   3,020  $  $2,789   $   5,775   $  5,866
                                                              ---------- ----------  ---------- ----------
                                                              ---------- ----------  ---------- ----------
PER SHARE DATA (PRIMARY AND FULLY DILUTED)
Net income                                                     $    0.47  $    0.44   $    0.90   $   0.91
                                                              ---------- ----------  ---------- ----------
                                                              ---------- ----------  ---------- ----------
Average common stock and common stock                          6,394,966  6,376,262   6,395,801  6,372,392
                                                              ---------- ----------  ---------- ----------
                                                              ---------- ----------  ---------- ----------

See accompanying notes to consolidated financial statements.

                                      BANCFIRST CORPORATION
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Dollars in thousands)

                                                                      Six Months Ended
                                                                          June 30,
                                                                    ---------------------
                                                                       1995       1994
                                                                    ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES                                 $  6,961   $  6,786
                                                                    ---------  ---------
INVESTING ACTIVITIES
Cash and due from banks from acquisitions                             (15,542)       166
Purchases of securities                                               (26,758)   (45,048)
Maturities of securities                                                8,181     34,868
Proceeds from sales of securities                                         687      2,085
Net decrease in federal funds sold                                     21,584      3,901
Purchases of loans                                                     (3,017)    (3,147)
Proceeds from sales of loans                                           20,971     26,530
Net other increase in loans                                           (44,434)   (20,278)
Purchases of premises and equipment                                    (1,290)    (8,383)
Proceeds from sales of other real estate owned                            366      2,239
Other, net                                                                330        116
                                                                    ---------  ---------
   Net cash provided (used) by investing activities                     1,078     (6,951)
                                                                    ---------  ---------
FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits    (7,949)    10,152
Net increase in certificates of deposit                                11,575      2,737
Net increase (decrease) in securities sold under  repurchase
   agreements and other short-term borrowings                             107       (841)
Issuance of common stock                                                  197         30
Payments to repurchase common stock                                      (577)        --
Redemption of 10% Preferred Stock                                          --     (3,953)
Cash dividends paid                                                      (869)      (939)
                                                                    ---------  ---------
   Net cash provided by financing activities                            2,484      7,186
                                                                    ---------  ---------
   Net increase in cash and due from banks                             10,523      7,021
   Cash and due from banks at the beginning of the period              53,564     48,858
                                                                    ---------  ---------
   Cash and due from banks at the end of the period                  $ 64,087   $ 55,879
                                                                    ---------  ---------
                                                                    ---------  ---------
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest                             $ 13,771   $  9,504
                                                                    ---------  ---------
                                                                    ---------  ---------
Cash paid during the period for income taxes                         $  3,475   $  3,008
                                                                    ---------  ---------
                                                                    ---------  ---------

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except per share data)

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

     There have been no significant changes in the accounting policies of the Company since December 31, 1994, the date of the most recent annual report, other than the adoption of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" as discussed in note
(3) below.

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

(2) ACQUISITIONS

     In March 1995, the Company acquired State National Bank of Marlow, Oklahoma, which had total assets of $101,976. The acquisition was for cash of $17,485, with an additional $500 placed in escrow pending the resolution of certain matters. State National Bank was immediately merged into BancFirst. The acquisition was accounted for as a purchase. Accordingly, the effect of the transaction is included in the Company's consolidated financial statements from the date of the acquisition forward. A core deposit intangible of $406 and goodwill of $810 were recorded for the acquisition. Subsequent payments from the escrow, if any, to the former shareholders of State National Bank will increase the goodwill recorded. Pro forma condensed results of operations, as though State National Bank had been acquired January 1, 1994, are as follows:


                                                       Six Months Ended   Year Ended
                                                           June 30,      December 31,
                                                             1995            1994
                                                          ----------     ------------
                Net interest income. . . . . . . . . . . . .$21,541        $42,160
                Net income . . . . . . . . . . . . . . . . .$ 5,953        $12,296
                Net income per common share and common
                 stock equivalent. . . . . . . . . . . . . .$  0.93        $  1.91

     In June 1995, the Company announced an agreement of merger with Commerce Bancorporation, Inc. of McLoud, Oklahoma ("Commerce Bancorp"), which has approximately $18 million in total assets. Commerce Bancorp is controlled by certain executive officers of the Company. Under the terms of the agreement, 156,510 shares of BancFirst Corporation common stock would be issued for the 22,573 shares of Commerce Bancorp common stock outstanding. The merger is subject to regulatory and shareholder approvals and is expected to be completed in mid-1996.

(3) LOANS

     The Company adopted Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", effective January 1, 1995. This new accounting standard requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The adoption of FAS 114 did not have a material effect on the financial position or results of operation of the Company.

(4) NET INCOME PER SHARE

     Net income per share is calculated as follows:

                                                           Three Months       Six Months
                                                              Ended             Ended
                                                             June 30,          June 30,
                                                          --------------    --------------
                                                           1995    1994      1995    1994
                                                          ------  ------    ------  ------
Net income. . . . . . . . . . . . . . . . . . . . . . . . $3,020  $2,789    $5,775  $5,866
Less 10% Preferred dividends. . . . . . . . . . . . . . .     --      --        --     (55)
                                                          ------  ------    ------  ------
Net income applicable to common stockholders. . . . . . . $3,020  $2,789    $5,775  $5,811
                                                          ------  ------    ------  ------
                                                          ------  ------    ------  ------
Average common shares and common stock equivalents
outstanding (in thousands). . . . . . . . . . . . . . . .  6,395   6,376     6,396   6,372
                                                          ------  ------    ------  ------
                                                          ------  ------    ------  ------
Net income per common share and common stock equivalent .  $0.47  $ 0.44     $0.90   $0.91
                                                          ------  ------    ------  ------
                                                          ------  ------    ------  ------

     The 10% Preferred dividends for 1994 represent the accumulated dividends paid upon the redemption of the 10% Preferred Stock. Average common shares and common stock equivalents includes shares relating to stock options exercisable within the next five years.

(5) STOCK REPURCHASE PROGRAM

     On March 23, 1995, the Company adopted a Stock Repurchase Program authorizing management to repurchase up to 200,000 shares of the Company's common stock. The program is to be used for purchases of stock by the Company's Employee Stock Ownership and Thrift Plan, and may also be used to enhance earnings per share, provide stock for the exercise of stock options under the Company's Stock Option Plan or to provide additional liquidity for the stock. Stock purchases under the program must satisfy certain criteria regarding effects on earnings per share and book value dilution, resulting equity ratios and the price to book value of comparable size institutions.

                                BANCFIRST CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     The Company reported net income of $3.02 million for the quarter ended June 30, 1995, compared to net income of $2.79 million for the second quarter of 1994. Earnings per share was $0.47 for the second quarter of 1995, compared to $0.44 for the same quarter of the prior year.

     Net income for the first six months of 1995 was $5.78 million, compared to $5.87 million for the same period of 1994. Year-to-date earnings per share was $0.90, compared to $0.91 for the first half of 1994. Earnings in 1994 benefitted from loan recoveries, gains on sales of other real estate and a lower effective tax rate.

     Total assets were $971 million at June 30, 1995, an increase of $97.8 million from December 31, 1994 and $101 million from June 30, 1994 due to the acquisition of State National Bank of Marlow, Oklahoma, with total assets of $102 million, in March 1995. Stockholders' equity increased $9.28 million compared to December 31, 1994 and $12 million compared to June 30, 1994.

RESULTS OF OPERATIONS

     SECOND QUARTER --

     Net interest income increased for the second quarter of 1995 by $1.18 million, or 12.2%, as compared to the same quarter of 1994. Net interest spread decreased 30 basis points while average net earning assets increased $19.6 million. Net interest margin on a taxable equivalent basis was 5.17% for the second quarter, compared to 5.20% for the same quarter of 1994.

     The Company provided $196,000 for possible loan losses for the quarter, compared to income recognized from loan recoveries of $9,000 for the same quarter of 1994. Net loan recoveries were $54,000 for the second quarter of 1995 and $18,000 for the second quarter of 1994, representing annualized rates of (0.04)% and (0.01)% of total loans, respectively.

     Noninterest income increased $294,000, or 10.2%, compared to the second quarter of 1994 due to income added by the bank acquired in 1995 and gains on securities transactions. Noninterest expense increased $991,000, or 12.3%, due to the expenses of the bank acquired.

     YEAR-TO-DATE --

     For the first six months of 1995, net interest income increased by $2.25 million, or 12.1%, as compared to the same period of 1994. Net interest spread decreased 12 basis points while average net earning assets increased $16 million. Net interest margin on a taxable equivalent basis was 5.21% for the six months, compared to 5.07% for the same period of 1994.

     The Company provided $258,000 for possible loan losses for the first half of 1995, compared to income recognized from loan recoveries of $272,000 for the first half of 1994. Net loan charge-offs were $27,000 in 1995, compared to net loan recoveries of $268,000 in 1994, representing annualized rates of 0.01% and (0.11)% of total loans, respectively.

     Noninterest income increased $379,000, or 6.75%, compared to the first six months of 1994, due to income of the bank acquired in 1995 and gains on securities transactions. Noninterest expense increased $1.91 million, or 12.4%, compared to 1994, due to the expenses of the bank acquired and the net income on other real estate owned in 1994.

     Income tax expense of $3.5 million was recognized for the first six months of 1995, compared to $3.21 million for the same period of 1994. The Company's effective tax rate increased from 35% in 1994 to 38% in 1995 due to a higher level of taxable income, lower tax-exempt interest and less tax benefit carryforwards available for utilization.

FINANCIAL POSITION

     Total securities increased $28.9 million compared to December 31, 1994 and $10.7 million compared to June 30, 1994, as a net result of securities added by the bank acquisition and maturities of securities used to fund loan growth. The net unrealized gain on securities available for sale was $986,000 at the end of the second quarter of 1995, compared to net unrealized losses of $6.33 million and $2.73 million at December 31 and June 30, 1994, respectively. The average taxable equivalent yield on the securities portfolio for the second quarter increased to 6.15% from 5.56% in the same quarter of 1994, reflecting the rise in interest rates during that time.

     Total loans increased $69.2 million since December 31, 1994 and $103 million since June 30, 1994 from both internal loan growth and the bank acquisition. The allowance for possible loan losses increased $593,000 in the first six months of 1995 due to purchased reserves from the acquisition in March and provisions for losses. The allowance as a percentage of total loans was 1.75%, 1.86% and 1.91% at June 30, 1995, December 31, 1994 and June 30, 1994, respectively.

     Nonperforming and restructured assets increased in the first six months of 1995 to $7.38 million from $6.07 million at both year-end 1994 and the end of the second quarter of 1994, due to the nonperforming assets of the bank acquired in 1995. Although, the ratio of nonperforming and restructured assets to total assets remained at only 0.76%, compared to 0.70% at year-end and the second quarter of 1994, it is reasonable to expect that over the next several years problem loans will rise to historical norms as a result of economic and credit cycles.

     Total deposits increased $88.3 million since December 31, 1994 and $90.9 million since June 30, 1994 due to the bank acquisition and internal growth. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 10% of total deposits at June 30, 1995.

     Stockholders' equity increased $9.28 million compared to year-end 1994 and $12 million compared to June 30, 1994. These increases were the result of accumulated earnings and a change from net unrealized losses to a net unrealized gain on securities available for sale. Average stockholders' equity to average assets dropped to 9.04% from 9.34% at December 31, 1994 due to the bank acquisition in 1995. The Company's regulatory capital ratios all remain well in excess of the minimum requirements.

     On March 23, 1995, the Company adopted a Stock Repurchase Program authorizing management to repurchase up to 200,000 shares of the Company's common stock. The program is to be used for purchases of stock by the Company's Employee Stock Ownership and Thrift Plan, and may also be used to enhance earnings per share, provide stock for the exercise of stock options under the Company's Stock Option Plan or to provide additional liquidity for the stock. Stock purchases under the program must satisfy certain criteria regarding effects on earnings per share and book value dilution, resulting equity ratios and the price to book value of comparable size institutions.

     In June 1995, the Company announced an agreement of merger with Commerce Bancorporation, Inc. of McLoud, Oklahoma ("Commerce Bancorp"), which has approximately $18 million in total assets. Commerce Bancorp is controlled by certain executive officers of the Company. Under the terms of the agreement, 156,510 shares of BancFirst Corporation common stock would be issued for the 22,573 shares of Commerce Bancorp common stock outstanding. The merger is subject to regulatory and shareholder approvals and is expected to be completed in mid-1996.

                                   BANCFIRST CORPORATION
                               SELECTED FINANCIAL STATISTICS
                       (Dollars in thousands, except per share data)

                                                         Three Months Ended       Six Months Ended
                                                              June 30,                June 30,
                                                        ---------------------  ---------------------
                                                          1995         1994        1995       1994
                                                         ------       ------      ------     ------
PER COMMON SHARE DATA:
Income before extraordinary item and accounting change   $ 0.47       $ 0.44      $ 0.90     $ 0.91
Net income                                                 0.47         0.44        0.90       0.91
Cash dividends declared                                    0.07         0.06        0.14       0.12
Book value at period end                                                           14.73      12.78
PERFORMANCE RATIOS:
Return on average assets                                   1.24%        1.28%       1.24%      1.38%
Return on average common equity                           13.73        14.09       13.53      14.62
Noninterest expense/(net interest
 income + noninterest income)                             64.16        64.53       64.51      63.65



                                                                 June 30,             December 31,
                                                            -------------------         ------------
                                                             1995        1994             1994
                                                            -------     -------         --------
  BALANCE SHEET RATIOS:

  Average loans to deposits (year to date)                  66.12%      62.70%          63.39%

  Allowance for possible loan losses to
   total loans                                                1.75        1.91            1.86

  Allowance for possible loan losses to
   nonperforming and restructured loans                     222.70      259.66          261.53

  Nonperforming and restructured assets
   to total assets                                            0.76        0.70            0.70

  CAPITAL RATIOS:

  Average stockholders' equity to average
   assets (year to date)                                      9.04%       9.10%           9.34%

  Leverage ratio (regulatory minimum 3%)                      8.50        8.40            9.08

  Total risk-based capital ratio (regulatory
   minimum 8%)                                               15.67       16.58           16.67



                                                                Three Months Ended
                                                                     June 30,
                                                  ------------------------------------------------
                                                           1995                    1994
                                                  ----------------------- ------------------------
  AVERAGE BALANCES AND NET INTEREST                             Average                    Average
   MARGIN ANALYSIS                                 Average       Yield        Average       yield/
(TAXABLE EQUIVALENT BASIS):                        Balance       Rate         Balance       Rate
                                                  ---------     -------      --------      -------
   Loans                                          $580,739       10.15%      $490,112        9.19%
   Investment securities                           251,876        6.15        238,799        5.56
   Federal funds sold                               26,546        6.01         35,873        3.91
                                                 ---------                  --------
     Total earning assets                          859,161        8.85        764,784        7.81
   Nonearning assets                               114,093                    105,068
                                                 ---------                   --------
     Total assets                                 $973,254                   $869,852
                                                 =========                  =========
   Interest-bearing deposits                      $694,496        4.55%      $619,680        3.21%

   Short-term borrowings                               479        5.43            523        3.70
                                                 ---------                  ---------
     Total interest-bearing liabilities            694,976        4.56        620,203        3.22

   Demand deposits                                 183,759                    162,035
   Other noninterest-bearing liabilities             6,500                      8,430

   Stockholders' equity                             88,019                     79,183
                                                 ---------                  ---------
     Total liabilities and
      stockholders' equity                         973,254                   $869,852
                                                 =========                  =========
   Net interest spread                                           4.29%                      4.59%
   Net interest margin                                           5.17%                      5.20%


                          PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

BancFirst Corporation held its Annual Meeting of Shareholders on May 25, 1995. A proposal to re-elect the board of directors in its entirety was passed with 5,205,618 affirmative votes and 3,788 negative votes cast. The directors re-elected were Leslie E. Greathouse, John T. Hannah, J. R. Hutchens, Jr., J. Ralph McCalmont, Melvin Moran, David E. Rainbolt and H. E. Rainbolt. Also, a proposal to ratify Price Waterhouse as independent auditors for 1995 was passed with 5,205,905 affirmative votes and 4,865 negative votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits

    EXHIBIT
    NUMBER                   EXHIBIT
-----------  -----------------------------------------------------------
     2.1 Agreement and Plan of Reorganization dated October 28, 1994 among BancFirst, State National Bank, Marlow, Oklahoma, and certain shareholders of State National Bank (filed as Exhibit 2.4 to the Company's Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

    27.1*    Financial Data Schedule.

---------------
*Filed herewith

   (b) The following reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1995.

   DATE OF REPORT                           ITEMS REPORTED
-------------------  ---------------------------------------------------------

   March 24, 1995    Consummation of merger with State National Bank of
                     Marlow, Oklahoma.

                     Financial statements filed:
                     - Audited financial statements of State National Bank for the year ended December 31, 1994
                     - Unaudited Pro Forma Consolidated Condensed Financial Statements for the year ended December 31, 1994

   April 12, 1995    Adoption of Stock Repurchase Program.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 1995                           BANCFIRST CORPORATION
                                              (Registrant)


                                          /s/Randy Foraker
                                          ------------------------------------
                                          Randy P. Foraker
                                          Sr. Vice President, Controller
                                          and Secretary/Treasurer
                                          (Principal Accounting Officer)