Form 10-Q
period 1995-09-30
BANCFIRST CORP /OK/
filed 1995-11-13
CIK 760498

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                        ---------------------------------


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended September 30, 1995     Commission File Number 0-14384



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
                                        ----   ----


As of October 31, 1995, there were 6,215,624 shares of Common Stock outstanding.

                                    FORM 10-Q

                              CROSS-REFERENCE INDEX



ITEM              PART I.  FINANCIAL INFORMATION           PAGE
----   -------------------------------------------------   -----

1.      Financial Statements                                1

2.      Management's Discussion and Analysis of
        Financial Condition and Results of Operations       7

        PART II.  OTHER INFORMATION
        ----------------------------------------------
1.      Legal Proceedings                                   Not Applicable

2.      Changes in Securities                               Not Applicable

3.      Defaults Upon Senior Securities                     Not Applicable

4.      Submission of Matters to a Vote of Security Holders Not Applicable

5.      Other Information                                   Not Applicable

6.      Exhibits and Reports on Form 8-K                    11

Signatures                                                  12

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

                              BANCFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                             ------------------------
                                                                               1995           1994            1994
                                                                             ---------      ---------     ------------
ASSETS
Cash and due from banks                                                      $  57,919      $  59,033      $  53,564
Interest-bearing deposits with banks                                                65             --             --
Securities:
     Held for investment, at cost (market value: $42,643, $22,189
     and $20,395, respectively)                                                 42,148         22,333         20,779
     Available for sale, at market value                                       213,201        209,786        202,265
Federal funds sold                                                              17,368         24,965         28,260
Loans:
  Total Loans (net of unearned interest)                                       604,642        510,106        522,314
  Allowance for possible loan losses                                           (10,338)        (9,585)        (9,729)
                                                                             ---------      ---------      ---------
     Loans, net                                                                594,304        500,521        512,585
Premises and equipment, net                                                     27,729         26,713         26,462
Other real estate owned                                                          2,149          2,091          2,183
Intangible assets, net                                                           8,195          8,267          7,960
Accrued interest receivable                                                     10,293          8,387          8,518
Other assets                                                                     7,858          9,917         10,339
                                                                             ---------      ---------      ---------
  Total assets                                                               $ 981,229      $ 872,013      $ 872,915
                                                                             ---------      ---------      ---------
                                                                             ---------      ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Noninterest-bearing                                                     $ 173,346      $ 167,411      $ 168,426
     Interest-bearing                                                          693,684        617,601        616,425
                                                                             ---------      ---------      ---------
          Total deposits                                                       867,030        785,012        784,851
Securities sold under repurchase agreements and
     other short-term borrowings                                                11,532             34            117
Long-term borrowings                                                               810             --             --
Accrued interest payable                                                         3,434          2,197          2,089
Other liabilities                                                                3,629          3,681          3,897
                                                                             ---------      ---------      ---------
  Total liabilities                                                            886,435        790,924        790,954
                                                                             ---------      ---------      ---------
Commitments and contingent liabilities
Stockholders' equity:
     Common stock (shares issued: 6,210,624, 6,202,814
     and 6,202,814, respectively)                                                6,211          6,203          6,203
     Capital surplus                                                            34,408         34,259         34,259
     Retained earnings                                                          53,293         43,089         45,611
     Unrealized securities gains (losses), net of tax                              882         (2,462)        (4,112)
                                                                             ---------      ---------      ---------
          Total stockholders' equity                                            94,794         81,089         81,961
                                                                             ---------      ---------      ---------
          Total liabilities and stockholders' equity                         $ 981,229      $ 872,013      $ 872,915
                                                                             ---------      ---------      ---------
                                                                             ---------      ---------      ---------

See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                  (Dollars in thousands, except per share data)

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                                            -------------------------        -------------------------
                                                               1995           1994              1995           1994
                                                            ----------     ----------        ----------     ----------
INTEREST INCOME
Loans, including fees                                       $   15,060     $   11,763        $   42,711      $  33,017
Interest-bearing deposits with banks                                 1             --                 9             --
Securities:
     Taxable                                                     3,585          3,168            10,184          9,223
     Tax-exempt                                                    151            150               446            457
Federal funds sold                                                 363            360             1,226          1,008
                                                            ----------     ----------        ----------     ----------
     Total interest income                                      19,160         15,441            54,576         43,705
                                                            ----------     ----------        ----------     ----------
INTEREST EXPENSE
Deposits                                                         7,809          5,322            22,329         14,951
Securities sold under repurchase agreements
and other short-term borrowings                                     20              4                58              6
Line of credit                                                      --             10                --             29
     Total interest expense                                      7,829          5,336            22,387         14,996
                                                            ----------     ----------        ----------     ----------
Net interest income                                             11,331         10,105            32,189         28,709
Provision for possible loan losses                                 150            321               408             49
                                                            ----------     ----------        ----------     ----------
Net interest income after provision for possible
 loan losses                                                    11,181          9,784            31,781         28,660
                                                            ----------     ----------        ----------     ----------
NONINTEREST INCOME
Service charges on deposits                                      1,987          1,943             5,909          5,727
Securities transactions                                             48             (1)              111             (1)
Other                                                            1,145            857             3,153          2,688
                                                            ----------     ----------        ----------     ----------
     Total noninterest income                                    3,180          2,799             9,173          8,414
                                                            ----------     ----------        ----------     ----------
NONINTEREST EXPENSE
Salaries and employee benefits                                   5,141          4,524            14,970         13,134
Occupancy and fixed assets expense, net                            550            516             1,475          1,293
Depreciation                                                       431            440             1,374          1,288
Amortization                                                       397            325             1,071            949
Data processing services                                           284            325               878          1,061
Net (income) expense from other real estate owned                   16            (45)               50           (370)
Other                                                            1,806          2,196             6,128          6,343
                                                            ----------     ----------        ----------     ----------
     Total noninterest expense                                   8,625          8,281            25,946         23,698
                                                            ----------     ----------        ----------     ----------
Income before taxes                                              5,736          4,302            15,008         13,376
Income tax expense                                              (2,097)        (1,528)           (5,594)        (4,735)
                                                            ----------     ----------        ----------     ----------
     Net income                                             $    3,639     $    2,774        $    9,414     $    8,641
                                                            ----------     ----------        ----------     ----------
                                                            ----------     ----------        ----------     ----------

PER SHARE DATA (PRIMARY AND FULLY DILUTED)

Net income                                                  $     0.57     $     0.43        $     1.47     $     1.34
                                                            ----------     ----------        ----------     ----------
                                                            ----------     ----------        ----------     ----------
Average common stock and common stock equivalents            6,408,592      6,398,009         6,388,743      6,398,553
                                                            ----------     ----------        ----------     ----------
                                                            ----------     ----------        ----------     ----------

See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                  ----------------------------------
                                                                     1995                     1994
                                                                  ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES                               $ 11,614                 $ 10,613
                                                                  ---------                ---------
INVESTING ACTIVITIES
Purchases of securities                                             (42,263)                 (52,136)
Maturities of securities                                             57,147                   49,525
Proceeds from sales and calls of securities                           4,043                    2,287
Net decrease in federal funds sold                                   21,199                   16,576
Purchases of loans                                                   (9,383)                  (8,877)
Proceeds from sales of loans                                         38,102                   40,944
Net other increase in loans                                         (68,233)                 (51,356)
Cash and due from banks from acquisition                            (15,542)                     164
Purchases of premises and equipment                                  (2,175)                  (8,922)
Proceeds from sales of other real estate owned                           81                   22,662
Other, net                                                              926                     (857)
                                                                  ---------                ---------
     Net cash used by investing activities                          (15,367)                  (9,990)
                                                                  ---------                ---------
FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction
and savings deposits                                                (17,263)                   6,775
Net increase in certificates of deposit                              14,786                    8,912
Net increase (decrease) in securities sold under repurchase
     agreements and other short-term borrowings                      11,415                     (901)
Net increase in long-term borrowings                                    810                       --
Issuance of common stock                                                305                       30
Cash dividends paid                                                  (1,303)                  (1,311)
Other, net                                                             (577)                  (3,953)
                                                                  ---------                ---------
     Net cash provided (used) by financing activities                 8,173                    9,552
                                                                  ---------                ---------
     Net increase in cash and due from banks                          4,420                   10,175
     Cash and due from banks at the beginning of the period          53,564                   48,858
                                                                  ---------                ---------
     Cash and due from banks at the end of the period              $ 57,919                 $ 59,033
                                                                  ---------                ---------
                                                                  ---------                ---------
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest                           $ 21,042                 $ 14,278
                                                                  ---------                ---------
                                                                  ---------                ---------
Cash paid during the period for income taxes                       $  5,439                 $  3,714
                                                                  ---------                ---------
                                                                  ---------                ---------



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



                                                                      NINE MONTHS
                                                                         ENDED          YEAR ENDED
                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1995              1994
                                                                     ------------      ------------
     Net interest income . . . . . .                                  $    32,850       $   42,160
     Net income  . . . . . . . . . .                                  $     9,593       $   12,296
     Net income per common share . .
       and common stock equivalent .                                  $      1.50       $     1.91


     In June 1995, the Company entered into an agreement of merger with Commerce Bancorporation, Inc. of McLoud, Oklahoma ("Commerce Bancorp"), which has approximately $18,000 in total assets. Commerce Bancorp is controlled by certain executive officers of the Company. Under the terms of the agreement, 156,510 shares of BancFirst Corporation common stock would be issued for the 22,573 shares of Commerce Bancorp common stock outstanding. The merger is subject to regulatory and shareholder approvals and is expected to be completed in mid-1996.

     In September 1995, the Company entered into an agreement of merger with Johnston County Bancshares, Inc. of Tishomingo, Oklahoma ("Johnston County Bancshares"), which has approximately $10,000 in total assets. Johnston County Bancshares is controlled by certain executive officers and directors of the Company. Under the terms of the agreement, each of the 49,620 shares outstanding of Johnston County Bancshares common stock would be exchanged for
0.47 shares of Company common stock, subject to adjustment based upon the market price of Company common stock at the effective time of the merger. Preferred stock of Johnston County Bancshares would be purchased for cash of approximately $97 and minority shares of Johnston County Bancshares' subsidiary bank would be purchased for cash of approximately $120. The merger is subject to regulatory and shareholder approvals and is expected to be completed in December 1995.

     In September 1995, BancFirst entered into an agreement to acquire City Bankshares, Inc. of Oklahoma City, Oklahoma ("City Bankshares"), which has approximately $140,000 in total assets. Under the terms of the agreement, the Company would acquire all the stock outstanding of City Bankshares for cash of $19,125. C-Teq, Inc., an 85% owned data processing subsidiary of City Bankshares, would be spun off to the shareholders of City Bankshares prior to the acquisition. Additionally, City Bankshares would be required to have stockholders' equity of at least $13,000 at the time of closing. BancFirst also entered into an agreement with the CEO of City Bankshares whereby upon consummation of the acquisition BancFirst would pay the CEO $1,250 in exchange for an agreement not to compete with BancFirst for a period of four years. The acquisition is subject to regulatory approval and is expected to be completed in the first half of 1996.

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

(4)  FEDERAL HOME LOAN BANK BORROWINGS

     BancFirst joined the Federal Home Loan Bank of Topeka, Kansas ("the FHLB") in May 1995, for the primary purpose of participating in the borrowing programs offered by the FHLB. BancFirst was subsequently approved for a $19,600 credit line secured by residential mortgages held by the Bank, and has made two borrowings under the credit line as follows.

     (a) Short-term borrowing of $10,000; interest at 5.92%, payable monthly; due on May 22, 1996.

     (b) Long-term borrowing of $810; principle payments due every six months; interest at 6.64%, payable monthly; due September 30, 2010.

(5)  NET INCOME PER SHARE

Net income per share is calculated as follows:


                                                              THREE MONTHS             NINE MONTHS
                                                                  ENDED                   ENDED
                                                              SEPTEMBER 30,           SEPTEMBER 30,
                                                           -------------------      ----------------
                                                            1995         1994        1995     1994
                                                           ------       ------      ------   -------
Net income . . . . . . . . . . . . . . . . . . . .         $3,639       $2,774      $9,414    $8,641
Less 10% Preferred dividends . . . . . . . . . . .             --           --          --       (55)
                                                           ------       ------      ------    ------
Net income applicable to common stockholders . . .         $3,639       $2,774      $9,414    $8,586
                                                           ------       ------      ------    ------
                                                           ------       ------      ------    ------
Average common shares and common stock
     equivalents outstanding (in thousands). . . .          6,409        6,398       6,389     6,399
                                                           ------       ------      ------    ------
                                                           ------       ------      ------    ------
Net income per common share
     and common stock equivalent . . . . . . . . .         $ 0.57       $ 0.43      $ 1.47    $ 1.34
                                                           ------       ------      ------    ------
                                                           ------       ------      ------    ------


The 10% Preferred dividends for 1994 represent the accumulated dividends paid upon the redemption of the 10% Preferred Stock. Average common shares and common stock equivalents includes shares relating to stock options exercisable within the next five years.

(6)  STOCK REPURCHASE PROGRAM

     In March 1995, the Company adopted a Stock Repurchase Program authorizing management to repurchase up to 200,000 shares of the Company's common stock.
The program is to be used for purchases of stock by the Company's Employee Stock Ownership and Thrift Plan, and may also be used to enhance earnings per share, provide stock for the exercise of stock options under the Company's Stock Option Plan or to provide additional liquidity for the stock. Stock purchases under the program must satisfy certain criteria regarding effects on earnings per share and book value dilution, resulting equity ratios and the price to book value of comparable size institutions.

                              BANCFIRST CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY

     The Company reported net income of $3.64 million for the quarter ended September 30, 1995, compared to net income of $2.77 million for the third quarter of 1994. Third quarter 1995 earnings included a $542,000 refund of FDIC insurance premiums. Earnings per share was $0.57 for the third quarter of 1995, compared to $0.43 for the same quarter of the prior year.

     Net income for the first nine months of 1995 was $9.41 million, exceeding the $8.64 million for the same period of 1994, even though earnings in 1994 benefitted from loan recoveries, gains on sales of other real estate and a lower effective tax rate. Year-to-date earnings per share was $1.47, compared to $1.34 for the first nine months of 1994.

     Total assets were $981 million at September 30, 1995, an increase of $108 million from December 31, 1994 and $109 million from September 30, 1994 due primarily to the acquisition of State National Bank of Marlow, Oklahoma, with total assets of $102 million, in March 1995. Stockholders' equity increased $12.8 million compared to December 31, 1994 and $13.7 million compared to September 30, 1994.


RESULTS OF OPERATIONS

THIRD QUARTER --

     Net interest income increased for the third quarter of 1995 by $1.23 million, or 12.1%, as compared to the same quarter of 1994. Net interest spread decreased 28 basis points while average net earning assets increased $22.3 million. Net interest margin on a taxable equivalent basis was 5.24% for the third quarter, compared to 5.29% for the same quarter of 1994.

     The Company provided $150,000 for possible loan losses for the quarter, compared to $321,000 for the same quarter of 1994. Net loan charge-offs were $134,000 for the third quarter of 1995 and $77,000 for the third quarter of 1994, representing annualized rates of 0.09% and 0.06% of total loans, respectively.

     Noninterest income increased $381,000, or 13.6%, compared to the third quarter of 1994 due to income added by the bank acquired in 1995 and gains on securities transactions. Noninterest expense increased only $344,000, or 4.15%, as the added operating expenses of the bank acquired were partially offset by the refund of FDIC insurance premiums in the third quarter.

YEAR-TO-DATE --

     For the first nine months of 1995, net interest income increased by $3.48 million, or 12.1%, as compared to the same period of 1994. Net interest spread decreased 17 basis points while average net earning assets increased $18 million. Net interest margin on a taxable equivalent basis was 5.22% for the nine months, compared to 5.15% for the same period of 1994.

     The Company provided $408,000 for possible loan losses for the first nine months of 1995, compared to only $49,000 for the first nine months of 1994. Net loan charge-offs were $162,000 in 1995, compared to net loan recoveries of $191,000 in 1994, representing annualized rates of 0.04% and (0.05)% of total loans, respectively.

     Noninterest income increased $759,000, or 9.02%, compared to the first nine months of 1994, due to income of the bank acquired in 1995 and gains on securities transactions. Noninterest expense increased $2.25 million, or 9.49%, compared to 1994, due to the added expenses of the bank acquired, which were partially offset by the FDIC insurance premium refund in the third quarter, and the net income on other real estate owned in 1994.

     Income tax expense of $5.59 million was recognized for the first nine months of 1995, compared to $4.74 million for the same period of 1994. The Company's effective tax rate increased from 35% in 1994 to 37% in 1995 due to a higher level of taxable income, lower tax-exempt interest and less tax benefit carryforwards available for utilization.

FINANCIAL POSITION

     Total securities increased $32.3 million compared to December 31, 1994 and $23.2 million compared to September 30, 1994, as a net result of securities added by the bank acquisition and maturities of securities used to fund loan growth. The net unrealized gain on securities available for sale was $1.36 million at the end of the third quarter of 1995, compared to net unrealized losses of $6.33 million and $3.83 million at December 31 and September 30, 1994, respectively. The average taxable equivalent yield on the securities portfolio for the third quarter increased to 6.06% from 5.62% in the same quarter of 1994, reflecting the rise in interest rates during that time.

     Total loans increased $82.3 million since December 31, 1994 and $94.5 million since September 30, 1994 from both internal loan growth and the bank acquisition. The allowance for possible loan losses increased $609,000 in the first nine months of 1995 due primarily to purchased reserves from the bank acquisition and provisions for losses. The allowance as a percentage of total loans was 1.71%, 1.86% and 1.88% at September 30, 1995, December 31, 1994 and September 30, 1994, respectively.

     Nonperforming and restructured assets increased in the first nine months of 1995 to $6.83 million from $6.07 million at year-end 1994 and $5.82 million at the end of the third quarter of 1994, due to the nonperforming assets of the bank acquired in 1995. Although, the ratio of nonperforming and restructured assets to total assets remained at only 0.70%, it is reasonable to expect that over the next several years problem loans will rise to historical norms as a result of economic and credit cycles.

     Total deposits increased $82 million compared to both December 31, 1994 and September 30, 1994 due primarily to the bank acquisition. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 9.5% of total deposits at September 30, 1995.

     BancFirst joined the Federal Home Loan Bank of Topeka, Kansas in May 1995 and was approved for a $19.6 million credit line. In September 1995, the Bank borrowed $10 million which matures in May 1996 and $810,000 which matures in September 2010. Both borrowings are at fixed rates and are for the purpose of funding loan growth.

     Stockholders' equity increased $12.8 million compared to year-end 1994 and $13.7 million compared to September 30, 1994. These increases were the result of accumulated earnings and a change from net unrealized losses to net unrealized gains on securities available for sale. Average stockholders' equity to average assets dropped slightly to 9.30% from 9.34% at December 31, 1994 due to the bank acquisition in 1995. The Company's regulatory capital ratios all remain well in excess of the minimum requirements.

     In March 1995, the Company adopted a Stock Repurchase Program authorizing management to repurchase up to 200,000 shares of the Company's common stock.
The program is to be used for purchases of stock by the Company's Employee Stock Ownership and Thrift Plan, and may also be used to enhance earnings per share, provide stock for the exercise of stock options under the Company's Stock Option Plan or to provide additional liquidity for the stock. Stock purchases under the program must satisfy certain criteria regarding effects on earnings per share and book value dilution, resulting equity ratios and the price to book value of comparable size institutions.

     In June 1995, the Company entered into an agreement of merger with Commerce Bancorporation, Inc. of McLoud, Oklahoma ("Commerce Bancorp"), which has approximately $18 million in total assets. Commerce Bancorp is controlled by certain executive officers of the Company. Under the terms of the agreement, 156,510 shares of BancFirst Corporation common stock would be issued for the 22,573 shares of Commerce Bancorp common stock outstanding. The merger is subject to regulatory and shareholder approvals and is expected to be completed in mid-1996.

     In September 1995, the Company entered into an agreement of merger with Johnston County Bancshares, Inc. of Tishomingo, Oklahoma ("Johnston County Bancshares"), which has approximately $10 million in total assets. Johnston County Bancshares is controlled by certain executive officers and directors of the Company. Under the terms of the agreement, each of the 49,620 shares outstanding of Johnston County Bancshares common stock would be exchanged for
0.47 shares of Company common stock, subject to adjustment based upon the market price of Company common stock at the effective time of the merger. Preferred stock of Johnston County Bancshares would be purchased for cash of approximately $97,000 and minority shares of Johnston County Bancshares' subsidiary bank would be purchased for cash of approximately $120,000. The merger is subject to regulatory and shareholder approvals and is expected to be completed in December 1995.

     In September 1995, BancFirst entered into an agreement to acquire City Bankshares, Inc. of Oklahoma City, Oklahoma ("City Bankshares"), which has approximately $140,000 in total assets. Under the terms of the agreement, the Company would acquire all the stock outstanding of City Bankshares for cash of $19.1 million. C-Teq, Inc., an 85% owned data processing subsidiary of City Bankshares, would be spun off to the shareholders of City Bankshares prior to the acquisition. Additionally, City Bankshares would be required to have stockholders' equity of at least $13 million at the time of closing. BancFirst also entered into an agreement with the CEO of City Bankshares whereby upon consummation of the acquisition BancFirst would pay the CEO $1.25 million in exchange for an agreement not to compete with BancFirst for a period of four years. The acquisition is subject to regulatory approval and is expected to be completed in the first half of 1996.

                              BANCFIRST CORPORATION
                          SELECTED FINANCIAL STATISTICS
                  (Dollars in thousands, except per share data)

                                                                       THREE MONTHS          NINE MONTHS
                                                                           ENDED                ENDED
                                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                                     -----------------    -----------------
                                                                      1995      1994       1995      1994
                                                                     -------   -------    -------   -------
PER COMMOM SHARE DATA:
Income before extraordinary item and accounting change               $  0.57   $  0.43    $  1.47   $  1.34
Net income                                                              0.57      0.43       1.47      1.34
Cash dividends declared                                                 0.07      0.06       0.21      0.18
Book value at period end                                                                    15.26     13.07
Tangible book value at period end                                                           13.94     11.74
PERFORMANCE RATIOS:
Return on average assets                                                1.48%     1.27%      1.32%     1.34%
Return on average common equity                                        15.76     13.77      14.24     14.43
Increase in tangible book value (annualized)                           21.47     11.57      22.46      8.71
Noninterest expense/(net interest income + noninterest income)         60.61     64.17      62.73     63.84




                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                      ----------------
                                                                       1995      1994        1994
                                                                      ------    ------   -------------
BALANCE SHEET RATIOS:
Average loans to deposits (year to date)                               66.66%    62.67%     63.39%
Allowance for possible loan losses to total loans                       1.71      1.88       1.86
Allowance for possible loan losses to nonperforming and
restructured loans                                                    226.41    265.66     261.53
Nonperforming and restructured assets to total assets                   0.70      0.67       0.70
CAPITAL RATIOS:
Average stockholders' equity to average assets (year to date)           9.30%     9.20       9.34%
Leverage ratio (regulatory minimum 3%)                                  8.84      8.49       9.08
Total risk-based capital ratio (regulatory minimum 8%)                 16.14     15.92      16.67


                                                                            THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                   --------------------------------------------------------------
                                                               1995                               1994
                                                   --------------------------------------------------------------
                                                                       AVERAGE                          AVERAGE
AVERAGE BALANCES AND NET INTEREST MARGIN             AVERAGE            YIELD/         AVERAGE           YIELD/
ANALYSIS (TAXABLE EQUIVALENT BASIS):                 BALANCE             RATE          BALANCE            RATE
                                                    ---------         -------         ---------         --------
Loans                                               $ 595,089         10.09%          $ 499,703          9.42%
Investment securities                                 249,596          6.07             239,563          5.62
Federal funds sold                                     24,729          5.83              31,473          4.54
                                                    ---------                         ---------
  Total earning assets                                869,414          8.81             770,739          8.04
Nonearning assets                                     111,036                           104,466
                                                    ---------                         ---------
  Total assets                                      $ 980,450                         $ 875,205
                                                    ---------                         ---------
                                                    ---------                         ---------
Interest-bearing deposits                           $ 696,845          4.44%          $ 621,714          3.39%
Short-term borrowings                                   1,659          5.02                 415          4.78
                                                    ---------                         ---------
  Total interest-bearing liabilities                  698,504          4.45             622,129          3.40
Demand deposits                                       183,676                           167,199
Other noninterest-bearing liabilities                   5,908                             5,316
Stockholders' equity                                   92,362                            80,561
                                                    ---------                         ---------
  Total liabilities and stockholders' equity        $ 980,450                         $ 875,205
                                                    ---------                         ---------
                                                    ---------                         ---------
Net interest spread                                                    4.36%                             4.64%
Net interest margin                                                    5.24%                             5.29%


                           PART II.  OTHER INFORMATION
                           ---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits

EXHIBIT
NUMBER                                   EXHIBIT
--------   -------------------------------------------------------------------
  2.1 Agreement and Plan of Reorganization dated October 28, 1994 among BancFirst, State National Bank, Marlow, Oklahoma, and certain shareholders of State National Bank (filed as Exhibit 2.4 to the Company's Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

  2.2* Agreement and Plan of Reorganization dated September 16, 1995 between BancFirst and City Bankshares, Inc.

  2.3* Agreement dated September 16, 1995 between BancFirst and William O. Johnstone.

  27.1*    Financial Data Schedule.
--------

* Filed herewith

(b) No reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1995.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 10, 1995                  BANCFIRST CORPORATION
                                   ---------------------
                                   (Registrant)




                                   /s/Randy Foraker
                                   -------------------------------------
                                   Randy P. Foraker
                                   Sr. Vice President, Controller
                                   and Secretary/Treasurer
                                   (Principal Accounting Officer)