Form 10-K
period 1995-12-31
BANCFIRST CORP /OK/
filed 1996-03-28
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995     Commission File Number 0-14384

                             BANCFIRST CORPORATION
          (Exact name of registrant as specified in its charter)

           OKLAHOMA                                  73-1221379
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

101 NORTH BROADWAY, SUITE 200, OKLAHOMA CITY, OKLAHOMA              73102
      (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (405) 270-1086

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

                               Yes   X     No
                                  -----      -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                         -----

     The aggregate value of the Common Stock held by nonaffiliates of the registrant as of February 29, 1996 was approximately $66,460,000.

     As of February 29, 1996, there were 6,232,955 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the May 23, 1996 Annual Meeting of Stockholders of registrant (the "1996 Proxy Statement") to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

                                  FORM 10-K

                           CROSS-REFERENCE INDEX

  ITEM                              PART I                                          PAGE
  ----    ------------------------------------------------------------------------  ----

   1.     Description of Business                                                    1

   2.     Properties                                                                 10

   3.     Legal Proceedings                                                          10

   4.     Submission of Matters to a Vote of Security Holders                        10


                                   PART II
          ------------------------------------------------------------------------
   5.     Market for the Registrant's Common Stock and Related Stockholder Matters   10

   6.     Selected Financial Data                                                    11

   7.     Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                      11

   8.     Financial Statements and Supplementary Data                                12

   9.     Disagreements on Accounting and Financial Disclosure                       12


                                  PART III
          ------------------------------------------------------------------------
   10.    Directors and Executive Officers of the Registrant                         12

   11.    Executive Compensation                                                     12

   12.    Security Ownership of Certain Beneficial Owners and Management             12

   13.    Certain Relationships and Related Transactions                             12


                                   PART IV
          ------------------------------------------------------------------------
   14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K            12

   Signatures                                                                        15

   Financial Information                                                     Appendix A

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

      BancFirst Corporation (the "Company") is an Oklahoma business corporation and a bank holding company under Federal law. It conducts virtually all of its operating activities through its wholly-owned subsidiary, BancFirst (the "Bank" or "BancFirst"), a state-chartered, Federal Reserve member bank headquartered in Oklahoma City, Oklahoma. BancFirst Corporation also owns 100% of BancFirst Investment Corporation, a small business investment corporation.

     The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a holding company since that time. Over the next several years the Company acquired an additional five banks, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. BancFirst currently has 50 banking locations operating in 26 communities across central and eastern Oklahoma.

     The Company's strategy focuses on providing a full range of commercial banking services to retail customers and small to medium-sized businesses both in the non-metropolitan trade centers of Oklahoma and the metropolitan markets of Oklahoma City, Tulsa, Norman, Muskogee and Shawnee. The Company is positioned as a "super community bank," managing its community banking offices on a decentralized basis, which permits them to be responsive to local customer needs. Underwriting, funding, customer service and pricing decisions are made by Presidents in each market within the Company's strategic parameters. At the same time, the Company generally has a larger lending capacity, broader product line and greater operational efficiencies than its principal competitors in the non-metropolitan market areas (which typically are independently-owned community banks). In the metropolitan markets served by the Company, the Company's strategy is to focus on the needs of local businesses not served effectively by larger institutions.

     The Bank maintains a strong community orientation by, among other things, appointing selected members of the communities in which the Bank's branches are located to a local consulting board that assists in introducing prospective customers to the Bank and in developing or modifying products and services to meet customer needs. As a result of the development of broad banking relationships with its customers and the convenience and service of the Bank's multiple offices, the Bank's lending and investing activities are funded almost entirely by core deposits.

     The Bank centralizes virtually all of its back office, support and investment functions in order to achieve consistency and cost efficiencies in the delivery of products and services. The Bank centrally provides services such as data processing, operations support, bookkeeping, accounting, loan review, compliance and internal auditing to the Bank's community banking offices to enhance their ability to compete effectively. The Bank also provides certain specialized financial services centrally that require unique expertise. The community banking offices assist the Bank in maintaining its competitive position by actively participating in the development of new products and services needed by their customers and in making desirable changes to existing products and services.

     The Bank provides a wide range of retail and commercial banking services, including: commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individual and corporate customers. The Bank also offers trust services and acts as executor, administrator, trustee, transfer agent and in various other fiduciary capacities. Through Unitech, its operations division, the Bank provides proof, item processing, statement preparation, research and other correspondent banking services to financial institutions, both affiliated and unaffiliated.

     The Bank's primary lending activity is the financing of business and industry in its market areas. Its commercial loan customers are generally small to medium-sized businesses engaged in light manufacturing, local wholesale and retail trade, services, agriculture, and the energy industry. Most forms of commercial lending are offered, including commercial mortgages, other forms of asset-based financing and working capital lines of credit. In addition, the Bank offers Small Business Administration ("SBA") guaranteed loans through BancFirst Commercial Capital, a division established in 1991.

     The Bank's residential mortgage lending activities prior to 1992 consisted primarily of short- to intermediate-term loans for purchasing personal residences, or loans for commercial or consumer purposes secured by residential mortgages. In early 1992, the Bank established a mortgage loan department to originate traditional mortgage loans through its network of banking locations and sell such loans in the secondary market with the servicing released.

     Consumer lending activities of the Bank consist of traditional forms of financing for automobile and personal loans. The Bank also is one of Oklahoma's largest providers of guaranteed student loans through its student loan department formed in 1991.

     The Bank's range of deposit services include checking accounts, NOW accounts, savings accounts, money market accounts, club accounts, individual retirement accounts and certificates of deposit. Overdraft protection and autodraft services are also offered. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation ("FDIC"). In addition, certain Bank employees are licensed insurance agents qualified to offer tax deferred annuities.

     Trust services offered through BancTrust, the Bank's trust division, consist primarily of investment management and administration of trusts for individuals, corporations and employee benefit plans. Investment options include collective equity and fixed income funds managed by BancTrust and advised by a nationally recognized investment management firm.

     BancFirst has the following subsidiaries: Citibanc Insurance Agency, Inc., a credit life insurance agency, which in turn owns BancFirst Agency, Inc., a title insurance agency; Lenders Collection Corporation, which is engaged in collection of troubled loans assigned to it by BancFirst; and National Express Corporation, a money order company. All of these companies are Oklahoma corporations.

     The Company had approximately 693 full-time equivalent employees as of December 31, 1995. Its principal executive offices are located at 101 North Broadway, Suite 200, Oklahoma City, Oklahoma 73102, telephone number
(405)270-1086.

MARKET AREAS AND COMPETITION

     The banking environment in Oklahoma is very competitive.   The
geographic dispersion of the Company's banking locations presents several different levels and types of competition. In general, however, each location competes with other banking institutions, savings and loan associations, personal loan finance companies and credit unions within their respective market areas. The communities in which the Bank maintains offices are generally local trade centers throughout Oklahoma. The major areas of competition include interest rates charged on loans, interest rates paid on deposits, levels of service charges on deposits, completeness of product line and quality of service.

     Management believes the Company is in an advantageous competitive position operating as a "super community bank." Under this strategy, the Company provides a broad line of financial products and services to small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency through product standardization and centralization of processing and other functions. Each full service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions, subject to a tiered approval process for larger credits. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and neither offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company's strategy is to be more responsive to, and more focused on, the needs of local businesses not served effectively by larger institutions.

     Marketing to existing and potential customers is performed through a variety of media advertising, direct mail and direct personal contacts. The Company monitors the needs of its customer base through its Product Development Group, which develops and enhances products and services in response to such needs. Sales, customer service and product training are coordinated with incentive programs to motivate employees to cross-sell the Bank's products and services.

CONTROL OF THE COMPANY

     Affiliates of the Company own beneficially approximately 55.67% of the shares of the Common Stock outstanding. Under Oklahoma law, holders of a majority of the outstanding shares of Common Stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, such affiliates have the ability to control the business and affairs of the Company.

RECENT DEVELOPMENTS

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

STATE NATIONAL BANK

     In March 1995, BancFirst acquired State National Bank of Marlow, Oklahoma ("State National Bank"), which had total assets of $102 million.
The acquisition was for cash of approximately $18 million, with an additional $500,000 placed in escrow pending the resolution of certain matters. State National Bank was immediately merged into the Bank. The acquisition was accounted for as a purchase. Accordingly, the effect of the transaction is included in the Company's consolidated financial statements from the date of the acquisition forward. A core deposit intangible of $406,000 and goodwill of $810,000 were recorded for the acquisition. Subsequent payments from the escrow, if any, to the former shareholders of State National Bank will increase the goodwill recorded.

COMMERCE BANCORPORATION, INC.

     In June 1995, the Company entered into an agreement of merger with Commerce Bancorporation, Inc. of McLoud, Oklahoma ("Commerce Bancorp"), which has approximately $18 million in assets. Commerce Bancorp is controlled by certain executive officers of the Company. Under the terms of the agreement, 156,510 shares of BancFirst Corporation Common Stock would be issued for the Commerce Bancorp common stock outstanding. The merger is subject to regulatory and shareholder approvals and is expected to be completed in 1996.

     The merger would be accounted for as a book value purchase, which is similar to the pooling of interests method, although the effect of the merger is included in the Company's consolidated financial statements from the date of the acquisition forward.

JOHNSTON COUNTY BANCSHARES, INC.

     In December 1995, the Company acquired all the assets and assumed all the liabilities of Johnston County Bancshares, Inc. of Tishomingo, Oklahoma ("Johnston County Bancshares"), which had total assets of $10 million. Johnston County Bancshares was controlled by certain executive officers and directors of the Company. The acquisition was accomplished through the exchange of 28,831 shares of Common Stock for all of the outstanding common and preferred stock of Johnston County Bancshares. The minority shares of Johnston County Bancshares' subsidiary bank were purchased for $120,000. The acquisition was accounted for as a book value purchase, which is similar to the pooling of interests method, although the effect of the acquisition is included in the Company's consolidated financial statements from the date of the acquisition forward.

CITY BANKSHARES, INC.

     In March 1996, the Company acquired City Bankshares, Inc. of Oklahoma City, Oklahoma ("City Bankshares"), which had $130 million in total assets. The acquisition was for cash of approximately $19.1 million, with City Bankshares and its subsidiary, City Bank, being merged into BancFirst.
C-Teq, Inc., an 85% owned data processing subsidiary of City Bankshares, was spun off to the shareholders of City Bankshares prior to the acquisition. BancFirst also entered into an agreement with the CEO of City Bankshares whereby BancFirst paid the CEO $1.25 million in exchange for an agreement not to compete with BancFirst for a period of four years. The acquisition will be accounted for as a purchase. Accordingly, the effect of the acquisition will be included in the Company's consolidated financial statements from the date of the acquisition forward.

SUPERVISION AND REGULATION

BANK HOLDING COMPANY REGULATION

     The Company is registered as a bank holding company and is subject to the regulations of the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Pursuant to such regulations, the Federal Reserve Board may require the Company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits. See "Improvement Act and Related Regulations," below. Under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

     The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve Board. The BHCA also prohibits the Company from acquiring control of any bank operating outside the State of Oklahoma unless such action is specifically authorized by the statutes of the state where the bank to be acquired is located. Similar restrictions apply to acquisition of control of shares of stock of the Company or BancFirst by other bank holding companies.

     Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Federal Reserve Board must consider whether performance of an activity by an affiliate of a bank holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency. The benefits of activity must also outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

CAPITAL ADEQUACY GUIDELINES

     The Federal Reserve Board is the federal regulatory and examining authority for bank holding companies. The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies, to which the Company is subject.

     Bank holding companies, such as the Company, and their bank subsidiaries are required to maintain three capital ratios which measure capital adequacy. Capital is separated into "Tier I Capital" (as applied to the Company, common stockholders' equity, less certain intangible assets) and "Tier 2 Capital" (as applied to the Company, a limited amount of the general loan allowance).

     The first two ratios, which are based on the degree of credit risk in the Company's assets, provide for weighting assets based on assigned risk factors and include off-balance-sheet items such as loan commitments and stand-by letters of credit. The ratio of total capital (Tier I Capital plus Tier 2 Capital) to risk-weighted assets and off-balance-sheet commitments and contingencies must be at least 8.0% and the ratio of Tier I Capital to risk-weighted assets and off-balance-sheet commitments must be at least 4.0%.

     The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are to maintain a minimum ratio of Tier I Capital to average adjusted total assets of 3.0%.

     These ratio requirements are minimums. Any institution operating at or near those levels would be expected by the regulators to have well-diversified risk, including no undue interest rate risk exposures, excellent asset quality, high liquidity, and good earnings and, in general, would have to be considered a strong banking organization. All other organizations and any institutions experiencing or anticipating significant growth are expected to maintain capital ratios at least one to two percent above the minimum levels, and higher capital ratios can be required if warranted by particular circumstances or risk profile.

     For information regarding the Company's recent historical capital ratios, see "Selected Financial Data". BancFirst is subject to similar capital requirements.

     The Improvement Act directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate. The Federal Reserve Board and the FDIC, in consultation with the other federal banking agencies, have adopted a final rule and guidelines with respect to external and internal audit procedures and internal controls in order to implement those provisions of the Improvement Act intended to facilitate the early identification of problems in financial management of depository institutions. The Federal Reserve Board and the FDIC have also issued proposed rules prescribing standards relating to certain other of the management and operational standards listed above. The full impact of such rule and guidelines and proposed standards on the Company and the Bank cannot yet be ascertained.

PROPOSED FDIC REGULATIONS CONCERNING ADVERSE CONTRACTS

     The FDIC has provided advance notice of a proposed rule which would affect contracts between a bank holding company (or its non-depository subsidiaries or related interests under common control), and its insured depository institution affiliates. The FDIC proposed establishing a rebuttable regulatory presumption that certain types of contracts between an insured depository institution and any company which directly or indirectly controls it (or which is under common control with it) are unsafe and unsound. The types of contracts to be covered by such a presumption would include those related to: (1) making or purchasing loans; (2) servicing loans; (3) performing trust functions; (4) providing bookkeeping or data processing services; (5) furnishing management services; (6) selling or transferring any department or subsidiary; (7) making payments for intangible assets; or (8) transferring any asset for less than fair market value, as evidenced by an independent written appraisal, or prepaying any liability more than 30 days prior to its due date. The FDIC has also proposed regulations that would prohibit any insured depository institution from entering into any contract with any person to provide goods, products or services, if such contract is determined to adversely affect the safety or soundness of the insured institution. The proposed regulations would authorize enforcement actions against both the contractor and the institution, including cease-and-desist orders, civil money penalties, and prohibition orders barring contractors from dealing with all insured depository institutions.

IMPROVEMENT ACT AND RELATED REGULATIONS

     PROMPT CORRECTIVE ACTION RULE. The Improvement Act requires each Federal banking agency to specify within nine months after the date of enactment of the statute, by regulation, the levels at which an insured institution would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." In October 1992, each of the Federal banking agencies issued uniform final regulations defining such capital levels. Under these regulations, a bank would be considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier I risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and
(iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined under the regulations as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier I risk-based capital ratio of 4% or greater, (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with the highest composite regulatory examination rating) and (iv) does not meet the definition of a well capitalized bank. A bank would be considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with the highest regulatory examination rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, (ii) a Tier I risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets of equal to or less than 2%. Notwithstanding the foregoing, the applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a "well capitalized" institution as "adequately capitalized" or require an "adequately capitalized" or "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).

     Undercapitalized institutions, including significantly and critically undercapitalized institutions, are required to submit capital restoration plans to the appropriate Federal banking regulator and are subject to restrictions on operations, including prohibitions on branching, engaging in new activities, paying management fees, making capital distributions such as dividends, and growing without regulatory approval. Moreover, in order for an undercapitalized institution's capital restoration plan to be accepted by its applicable Federal banking regulator, a company controlling such undercapitalized depository institution will be required to guarantee its subsidiary's compliance with the capital restoration plan up to an amount equal to the lesser of 5% of such subsidiary institution's assets or the amount of the capital deficiency when such institution first fails to meet the plan. Effective as of December 19, 1993, loans to undercapitalized institutions from the Federal Reserve Banks are generally restricted.

     Significantly or critically undercapitalized institutions and undercapitalized institutions that do not submit and comply with capital restoration plans acceptable to the applicable Federal banking regulator are subject to one or more of the following sanctions: (i) forced sale of shares to raise capital, or, where grounds exist for the appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) replacement of directors or senior executive directors, subject to certain grandfather provisions for those elected prior to the enactment of the Improvement Act;
(vi) prohibitions on the receipt of correspondent deposits; (vii) restrictions on capital distributions by the holding companies of such institutions; (viii) required divestiture of subsidiaries by the institution; or (ix) other restrictions, as determined by the regulator. In addition, the compensation of executive officers will be frozen at the level in effect when the institution failed to meet the capital standards and may be increased only with the applicable Federal banking regulator's prior written approval. The applicable Federal banking regulator is required to impose a forced sale of shares or merger, restrictions on affiliate transactions and restrictions on rates paid on deposits unless it determines that such actions would not further an institution's capital improvement.

     In addition to the foregoing, a critically undercapitalized institution would be prohibited from making any payment of principal or interest on subordinated debt without the concurrence of its regulator and the FDIC, beginning 60 days after the institution becomes critically undercapitalized. A critically undercapitalized institution may not, without FDIC approval: (i) enter into material transactions outside of the ordinary course of business;
(ii) extend credit on highly leveraged transactions; (iii) amend its charter or bylaws; (iv) make any material change in its accounting methods; (v) engage in any covered transactions with affiliates; (vi) pay excessive compensation or bonus (as defined); or (vii) pay rates on liabilities significantly in excess of market rates.

     BROKERED DEPOSITS. In May 1992, the FDIC issued regulations implementing provisions of the Improvement Act regulating brokered deposits. "Brokered deposits" are defined as deposits solicited through deposit brokers or deposits which an insured depository institution attracts by offering significantly above-market interest rates (as defined). Under the new regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions imposed on payment of rates), while "undercapitalized" banks may not accept brokered deposits. "Well capitalized" banks are defined in the regulations as those with a Tier I risk-based capital to risk-weighted assets ratio of not less than 6%, a Tier I leverage capital to total book assets ratio of not less than 5%, and a total risk-based capital to risk-weighted assets ratio of not less than 10%. "Adequately capitalized" banks are those that at least meet their regulatory capital requirements but are not "well capitalized," as defined in the previous sentence. BancFirst does not accept brokered deposits.

     OTHER MATTERS. The Improvement Act requires the Federal banking agencies to review and, under certain circumstances, prescribe more stringent accounting and reporting requirements than those required by generally accepted accounting principles. Such agencies also are required to develop regulations requiring disclosure of contingent assets and liabilities and, to the extent feasible and practicable, supplement disclosure of the estimated fair market value of assets and liabilities.

     The foregoing necessarily is a general description of certain provisions of the Improvement Act and does not purport to be complete. Moreover, many of the provisions of the Improvement Act will be implemented through the adoption of regulations by the various Federal banking agencies. Several of the significant provisions of the legislation will not become effective until several years after enactment. The effect of the Improvement Act on the Company and BancFirst will not be fully ascertainable until after these regulations are adopted.

REGULATORY RESTRICTIONS ON DIVIDENDS

     BancFirst, as a member bank of the Federal Reserve System, may not declare a dividend without the approval of the Federal Reserve Board unless the dividend to be declared by BancFirst does not exceed the total of (i) BancFirst's net profits (as defined and interpreted by regulation) for the current year to date plus (ii) its retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, BancFirst can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts (as defined by regulation). Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC.

     Under these provisions BancFirst may declare during 1996, without prior regulatory approval, aggregate dividends of $16.1 million, plus net profits earned to the date of such dividend declaration in 1996.

     State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. See "Capital Adequacy Guidelines," above. Adherence to such standards further limits the ability of banks to pay dividends.

     The payment of dividends by any subsidiary bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

DEPOSIT INSURANCE

     The Improvement Act also required that the FDIC insurance assessments move from flat-rate premiums to a system of risk-based premium assessments, in order to recapitalize the Bank Insurance Fund (the "BIF") at a reserve ratio specified in the Improvement Act. Beginning in January 1993, BIF members have paid an annual assessment rate of between 23 and 31 cents per $100 of domestic deposits, depending on the risk classification assigned by the FDIC to the BIF member. The FDIC was also granted authority under the Improvement Act to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources. Effective June 1, 1995, the assessment rates were dropped to 4 cents for the lowest risk classification up to 31 cents for the highest risk classification. Effective January 1, 1996, the rates were dropped to a range of zero to 27 cents.

STATE REGULATION

     BancFirst is an Oklahoma-chartered state bank. Accordingly, BancFirst's operations are subject to various requirements and restrictions of state law relating to loans, lending limits, interest rates payable on deposits, investments, mergers and acquisitions, borrowings, dividends, capital adequacy, and other matters. Because BancFirst is a member of the Federal Reserve System, Oklahoma law provides that BancFirst must maintain reserves against deposits as required by the Federal Reserve Act.

     BancFirst is subject to primary supervision, periodic examination and regulation by the Oklahoma State Banking Department and the Federal Reserve Board. The Oklahoma State Bank Commissioner is authorized by statute to accept a Federal Reserve System examination in lieu of a state examination.
In practice, the Federal Reserve Board and the Oklahoma State Banking Department alternate examinations of BancFirst. If, as a result of an examination of a bank, the Oklahoma State Banking Department determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the management of the bank is violating or has violated any law or regulation, various remedies, including the remedy of injunction, are available to the Oklahoma State Banking Department.

     Since 1983, Oklahoma law has permitted a bank holding company to own or control more than one bank, but each additional bank acquisition may not cause such bank holding company's controlled banks to hold combined deposits which exceed 11% of the aggregate deposits of all insured financial institutions in Oklahoma. Additionally, under Oklahoma's interstate banking law, out-of-state bank holding companies are permitted to acquire Oklahoma banks or bank holding companies; however, further branching by an acquired Oklahoma bank is prohibited for a four-year period from the date of its acquisition by an out-of-state bank holding company unless that company's principal place of business is in a state which has enacted reciprocal legislation authorizing Oklahoma bank holding companies to acquire banks or bank holding companies in such state.

     The branching rights of all state and national banks located in Oklahoma are limited by the Oklahoma Banking Code. A bank may establish and maintain up to two de novo branches which may be located (i) within the same city as the main bank, or (ii) within 25 miles of the main bank if located in a city or town which has no main office of a state or national bank. In addition, a state or national bank located in Oklahoma may form branches anywhere in Oklahoma by acquiring an unlimited number of other Oklahoma banks, savings and loan associations or their branches, provided that such acquisitions will not result in the acquiring bank's direct or indirect ownership or control of more than 11% of the aggregate deposits of all insured financial institutions in Oklahoma. A bank located in Oklahoma may also establish two de novo off-premises limited-purpose facilities (generally referred to as "drive-ins"), one of which must be located within not more than 1,000 feet of the bank's main office and the second to be located within three miles of the bank's main office. Such facilities may be of unlimited size, and all banking functions may be performed there except the on-premises approval of loans. BancFirst recently utilized its statutory authority to establish a de novo branch in Oklahoma City, but still retains its authority to establish one de novo branch and two de novo limited purpose facilities with respect to its main office in Oklahoma City.

GOVERNMENTAL MONETARY AND FISCAL POLICIES

     The commercial banking business is affected directly by the monetary policies of the Federal Reserve Board and by the fiscal policies of federal, state and local governments. The Federal Reserve Board, in fulfilling its role of stabilizing the nation's money supply, utilizes several operating tools, all of which directly impact commercial bank operations. The primary tools used by the Federal Reserve Board are changes in reserve requirements on member bank deposits and other borrowings, open market operations in the U.S. Government securities market, and control over the availability and cost of members' direct borrowings from the "discount window."

     Banks act as financial intermediaries in the debt capital markets and are active participants in these markets daily. As a result, changes in governmental monetary and fiscal policies have a direct impact upon the level of loans and investments, the availability of sources of lendable funds, and the interest rates earned from and paid on these instruments. It is not possible to predict accurately the future course of such government policies and the residual impact upon the operations of the Company.

RECENTLY ENACTED FEDERAL LEGISLATION

     The recently enacted federal Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 will increase the ability of the Company and other bank holding companies to make interstate acquisitions and to operate their subsidiary banks. Commencing on September 29, 1995, adequately capitalized and adequately managed bank holding companies are permitted to acquire banks located anywhere in the United States without regard to the provisions of any state laws prohibiting such acquisitions. Interstate acquisitions will not be permitted, however, if the potential acquirer would control more than ten percent of the insured deposits in the United States or more than 30 percent of insured deposits in the home state of the bank to be acquired or in any state in which such bank has a branch. States may enact statutes increasing the 30 percent limit and may also lower such limit if they do so on a non-discriminatory basis. States will also be permitted to prohibit acquisitions of banks that have been established for fewer than five years. The Board of Governors of the Federal Reserve System is required to consider the applicant's record under the federal Community Reinvestment Act in determining whether to approve an interstate banking acquisition.

     The new statute also permits, after June 1, 1997, interstate branch banking in all states by adequately capitalized and adequately managed banks, but a state may enact specific legislation before June 1, 1997 prohibiting interstate branch banking in that state, in which event banks headquartered in the state will not be permitted to branch into other states. A state may also enact legislation permitting non-discriminatory interstate branch banking in such state before June 1, 1997. Applications for interstate branching authority will be subjected to regulatory scrutiny of compliance with both federal and state community reinvestment statutes with respect to all of the banks involved in the proposed transaction.

     The Company is unable to predict with any certainty the effect any such legislation would have on the Company, its subsidiaries or their respective activities.

PENDING AND PROPOSED LEGISLATION

     There are various pending and proposed bills in Congress that, among other things, could restructure the federal supervision of financial institutions. The Company is unable to predict with any certainty the effect any such legislation would have on the Company, its subsidiaries or their respective activities.

ITEM 2.  PROPERTIES.

     The principal offices of the Company are located at 101 North Broadway, Suite 200, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include 37 full service branches and 13 limited service detached facilities. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company has been named as a defendant in various legal actions arising from the conduct of its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1995.


                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the Nasdaq National Market System ("NASDAQ/NMS") and is traded under the symbol "BANF." The following table sets forth, for the periods indicated, (i) the high and low sales prices of the Common Stock as reported in the NASDAQ/NMS consolidated transaction reporting system and (ii) the quarterly dividends declared on the Common Stock.



                                               PRICE RANGE        CASH
                                            -----------------   DIVIDENDS
                                              HIGH      LOW     DECLARED
                                           --------   -------   ---------
   1995

          First Quarter . . . . . . . . .   $15 3/4   $13 3/4    $0.07

          Second Quarter. . . . . . . . .   $15 3/4   $14 1/2    $0.07

          Third Quarter . . . . . . . . .   $20       $15        $0.07

          Fourth Quarter. . . . . . . . .   $22 1/2   $18        $0.08

   1994

          First Quarter . . . . . . . . .   $15 1/2   $12 1/4    $0.06

          Second Quarter. . . . . . . . .   $16 1/2   $12 3/4    $0.06

          Third Quarter . . . . . . . . .   $17 1/4   $14 3/4    $0.06

          Fourth Quarter. . . . . . . . .   $15 1/4   $13 3/4    $0.07


     As of February 29, 1996, there were approximately 365 holders of record of the Common Stock.

     Prior to 1992, dividends on the Company's preferred stock and common stock were limited by depressed earnings, regulatory commitments and loan covenants. In October 1992, the Company's Floating Rate Preferred Stock was redeemed. In December 1992, the Company paid all accumulated 10% Preferred Stock dividends in arrears and resumed the semi-annual dividend on the 10% Preferred Stock. In addition, the Company resumed quarterly common stock dividends in December 1992. The 10% Preferred Stock was redeemed in February 1994. Future dividend payments will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate.

     BancFirst Corporation is a legal entity separate and distinct from the Bank, and its ability to pay dividends is substantially dependent upon dividend payments received from the Bank. Various laws, regulations and regulatory policies limit the Bank's ability to pay dividends to BancFirst Corporation, as well as BancFirst Corporation's ability to pay dividends to its shareholders. See "Liquidity and Funding" and "Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Description of Business - "Supervision and Regulation" and Note 14 of the Notes to Consolidated Financial Statements for further information regarding limitations on the payment of dividends by BancFirst Corporation and the Bank.

ITEM 6.  SELECTED FINANCIAL DATA.

     Incorporated by reference from "Selected Consolidated Financial Data" contained on page A-2 of the attached Appendix.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages A-3 through A-14 of the attached Appendix.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-15 through A-39 of the attached Appendix, and include the following:

            a.   Report of Independent Accountants
            b.   Consolidated Balance Sheet
            c.   Consolidated Statement of Income
            d.   Consolidated Statement of Stockholders' Equity
            e.   Consolidated Statement of Cash Flows
            f.   Notes to Consolidated Financial Statements

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no material disagreements between the Company and its independent accountants on accounting and financial disclosure matters which are required to be reported under this Item for the period for which this report is filed.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 401 of Regulation S-K will be contained in the 1996 Proxy Statement under the caption "Election of Directors" and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 1996 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 402 of Regulation S-K will be contained in the 1996 Proxy Statement under the caption "Compensation of Directors and Executive Officers" and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 403 of Regulation S-K will be contained in the 1996 Proxy Statement under the caption "Stock Ownership" and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 404 of Regulation S-K will be contained in the 1996 Proxy Statement under the caption "Transactions with Management" and is hereby incorporated by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Report of Independent Accountants

          Consolidated Balance Sheet at December 31, 1995 and 1994

          Consolidated Statement of Income for the three years ended December 31, 1995

          Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1995

          Consolidated Statement of Cash Flows for the three years ended December 31, 1995

          Notes to Consolidated Financial Statements

          The above financial statements are incorporated by reference from pages A-15 through A-39 of the attached Appendix.

     (2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:


  EXHIBIT
  NUMBER                           EXHIBIT
  -------  ----------------------------------------------------------------
   2.1 Agreement and Plan of Reorganization dated October 28, 1994 among BancFirst, State National Bank, Marlow, and certain shareholders of State National Bank (filed as Exhibit 2.4 to the Company's Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

   2.2 Agreement and Plan of Reorganization dated September 16, 1995 between BancFirst and City Bankshares, Inc. (filed as
           Exhibit 2.2 to the Company's Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

   2.3 Agreement dated September 16, 1995 between BancFirst and William O. Johnstone (filed as Exhibit 2.3 to the Company's Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

   3.1     Amended and Restated Certificate of Incorporation (filed as
           Exhibit No. 33 to the Company's Registration Statement on
           Form S-2, File No. 33-58804, and incorporated herein by reference).

   3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

   3.3 Amended By-Laws (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

  10.10 United Community Corporation (now BancFirst Corporation) Stock Option Plan (filed as Exhibit No. 10.09 to the Company's Registration Statement on Form S-4, file No. 33-13016 and incorporated herein by reference).

  10.11 BancFirst Corporation Employee Stock Ownership and Thrift Plan (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

  EXHIBIT
  NUMBER                           EXHIBIT
  -------  ----------------------------------------------------------------

  22.1*    Subsidiaries of Registrant.

  27.1*    Financial Data Schedule.

_______________________
  *   Filed herewith.

 (b) No reports on Form 8-K have been filed by the Company during the fourth quarter of the year ended December 31, 1995.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  March 29, 1996                     BANCFIRST CORPORATION
                                         (Registrant)



                                     /s/ David E. Rainbolt
                                     ---------------------------------------
                                         David E. Rainbolt
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1996.

/s/ H. E. Rainbolt                   /s/ Robert A. Gregory
------------------------------       ----------------------------------------
H. E. Rainbolt                           Robert A. Gregory
Chairman of the Board                    Vice Chairman of the Board
(Principal Executive Officer)            (Principal Executive Officer)



/s/ J. Ralph McCalmont               /s/ David E. Rainbolt
------------------------------       ----------------------------------------
J. Ralph McCalmont                       David E. Rainbolt
Vice Chairman of the Board               President, Chief Executive
(Principal Executive Officer)            Officer and Director
                                         (Principal Executive Officer)



------------------------------       ----------------------------------------
John T. Hannah                       Melvin Moran
Director                             Director



                                     /s/ RANDY P. FORAKER
------------------------------       ----------------------------------------
J. R. Hutchens, Jr.                  Randy P. Foraker
Director                             Senior Vice President, Controller
                                     and Secretary/Treasurer
                                     (Principal Accounting Officer)

                           APPENDIX A

                      BANCFIRST CORPORATION

                  INDEX TO FINANCIAL STATEMENTS
                     AND SUPPLEMENTARY DATA



                                                                Pages
                                                                -----
Selected Consolidated Financial Data. . . . . . . . . . . . .     A-2
Management's Discussion and Analysis of Financial
  Condition and Results of Operations . . . . . . . . . . . .  A-3 - A-14
Report of Independent Accountants . . . . . . . . . . . . . .    A-15
Consolidated Balance Sheet. . . . . . . . . . . . . . . . . .    A-16
Consolidated Statement of Income. . . . . . . . . . . . . . .    A-17
Consolidated Statement of Stockholders' Equity. . . . . . . .    A-18
Consolidated Statement of Cash Flows. . . . . . . . . . . . .    A-19
Notes to Consolidated Financial Statements. . . . . . . . . .  A-20 - A-39

                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------
                                                        1995        1994       1993       1992       1991
                                                     ----------   --------   --------   --------   --------
INCOME STATEMENT DATA:
  Net interest income . . . . . . . . . . . . . . .  $   43,689   $ 38,936   $ 32,971   $ 30,041   $ 26,096
  Provision for possible loan losses. . . . . . . .         855        380        251        700        952
  Noninterest income. . . . . . . . . . . . . . . .      12,500     11,218     10,547      8,612      7,918
  Noninterest expense. . . . . .  . . . . . . . . .      34,932     31,631     29,151     26,792     27,007
  Income before extraordinary items . . . . . . . .      12,839     11,597     10,154      8,955      4,211
  Net income. . . . . . . . . . . . . . . . . . . .      12,839     11,597     11,472     11,161      6,555
  Accumulated preferred dividends . . . . . . . . .          --        (55)      (386)      (908)    (1,083)
  Net income applicable to common stockholders. . .      12,839     11,542     11,086     10,253      5,472

BALANCE SHEET DATA:
  Total assets. . . . . . . . . . . . . . . . . . .  $1,048,338   $872,915   $823,234   $705,097   $680,576
  Total loans (net of unearned interest). . . . . .     625,162    522,314    466,356    382,498    329,442
  Allowance for possible loan losses. . . . . . . .      10,646      9,729      9,027      7,202      5,967
  Securities. . . . . . . . . . . . . . . . . . . .     263,113    223,044    231,546    204,001    224,386
  Deposits. . . . . . . . . . . . . . . . . . . . .     923,169    784,851    736,686    636,633    611,389
  Long-term borrowings. . . . . . . . . . . . . . .         918         --         --         --         --
  10% Preferred Stock . . . . . . . . . . . . . . .          --         --      3,898      3,829      3,829
  Floating Rate Preferred Stock . . . . . . . . . .          --         --         --         --     10,000
  Common stockholders' equity . . . . . . . . . . .      98,343     81,961     76,052     46,929     33,337
PER COMMON SHARE DATA:
  Income before extraordinary items . . . . . . . .  $     2.01   $   1.80   $   1.77   $   1.70   $   0.65
  Net income. . . . . . . . . . . . . . . . . . . .        2.01       1.80       2.01       2.17       1.13
  Cash dividends. . . . . . . . . . . . . . . . . .        0.29       0.25       0.21       0.05         --
  Book value. . . . . . . . . . . . . . . . . . . .       15.80      13.21      12.27       9.94       6.52
  Tangible book value . . . . . . . . . . . . . . .       14.50      11.93      11.02       8.31       5.28
SELECTED FINANCIAL RATIOS:
PERFORMANCE RATIOS:
  Return on average assets. . . . . . . . . . . . .        1.33%      1.34%      1.54%      1.62%      0.94%
  Return on average stockholders' equity. . . . . .       14.13      14.36      17.03      21.58      15.07
  Cash dividend payout ratio. . . . . . . . . . . .       14.43      13.89      10.45       2.30         --
  Net interest spread . . . . . . . . . . . . . . .        4.34       4.56       4.54       4.50       3.80
  Net interest margin . . . . . . . . . . . . . . .        5.20       5.20       5.14       5.08       4.48
  Efficiency ratio. . . . . . . . . . . . . . . . .       62.17      63.07      66.99      69.31      79.40
BALANCE SHEET RATIOS:
  Average loans to deposits . . . . . . . . . . . .       67.02%     63.39%     61.82%     56.78%     52.39%
  Average earning assets to total assets. . . . . .       88.31      88.05      88.47      88.58      87.77
  Average earning assets to interest-bearing
    liabilities . . . . . . . . . . . . . . . . . .      124.21     123.76     122.39     117.11     113.52
ASSET QUALITY RATIOS:
  Nonperforming and restructured loans to total
    loans . . . . . . . . . . . . . . . . . . . . .        0.79%      0.71%      1.00%      0.99%      1.29%
  Nonperforming and restructured assets to
    total assets. . . . . . . . . . . . . . . . . .        0.55       0.70       1.08       1.61       2.00
  Allowance for possible loan losses to
    total loans . . . . . . . . . . . . . . . . . .        1.70       1.86       1.94       1.88       1.81
  Allowance for possible loan losses to
    nonperforming and restructured loans. . . . . .      216.73     261.53     193.21     190.88     140.53
  Net chargeoffs to average loans . . . . . . . . .        0.08       0.00       0.06       0.07       0.42
CAPITAL RATIOS:
  Average stockholders' equity to assets. . . . . .        9.43%      9.34%      9.06%      7.50%      6.26%
  Leverage ratio. . . . . . . . . . . . . . . . . .        8.55       9.08       9.06       7.41       7.44
  Tier I risk-based capital ratio . . . . . . . . .       14.76      15.41      16.57      13.80      13.12
  Total risk-based capital ratio. . . . . . . . . .       16.02      16.67      17.83      15.06      13.94

                        FINANCIAL REVIEW

     The following discussion is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 1995 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Selected Consolidated Financial Data included herein.

SUMMARY

     The Company reported its fifth consecutive year of record earnings in 1995 and surpassed its goal of reaching $1 billion in total assets. BancFirst, the Company's subsidiary bank, became the first state-chartered bank in Oklahoma to cross $1 billion in assets and also became the fourth largest bank in the state. With the addition of two new communities in 1995, BancFirst serves 26 communities in Oklahoma, more than any other bank.

     Net income for 1995, rose to $12.8 million, from $11.6 million for 1994 and $11.5 million for 1993. The corresponding earnings per share was $2.01 for 1995, up from $1.80 for 1994 and $2.01 for 1993, which included $0.24 per share for an accounting change for income taxes. Return on average assets was 1.33% for 1995, compared to 1.34% for 1994 and 1.37% for 1993, excluding the accounting change. Return on average stockholders' equity was again affected by an increase in average equity for the year, resulting in a return of 14.13%, compared to 14.36% for 1994 and 15.08% for 1993, excluding the accounting change.

     Total assets increased $175 million, to $1.05 billion, as a result of acquisitions and internal growth. Total loans increased $103 million, including internal growth of over 10%. Total deposits increased $138 million from both acquisitions and internal growth. Stockholders' equity increased $16.4 million, including a $5.67 million increase in the net unrealized gain on securities available for sale. Average stockholders' equity to average assets was 9.43%, up from 9.34% for 1994.

     Asset quality continued to improve during the year. Nonperforming and restructured assets to total assets dropped to 0.55% from 0.70% for 1994. The allowance for possible loan losses to nonperforming and restructured loans was 216.73% at year end 1995 and 261.53% at the end of 1994.

     In 1995, the Company completed acquisitions of State National Bank of Marlow, Oklahoma ("State National Bank"), which had $102 million in assets, and Johnston County Bancshares, Inc. of Tishomingo, Oklahoma ("Johnston County Bancshares") which had $10 million in assets. The acquisition of State National Bank gives the Company a basis for further expansion in southwestern Oklahoma, while the acquisition of Johnston County Bancshares complements the Company's existing location in Madill, Oklahoma.

     In March 1996, the Company acquired City Bankshares, Inc. of
Oklahoma City, Oklahoma ("City Bankshares") which had assets of approximately $130 million. City Bankshares' seven locations in Oklahoma City significantly expand the Company's branch network. At the same time, the Company opened a de novo branch in Oklahoma City, giving it a total of nine locations in this important metropolitan area.

     In June 1995, the Company entered into an agreement of merger with Commerce Bancorporation, Inc. of McLoud, Oklahoma ("Commerce Bancorp"), which has approximately $18 million in total assets. The merger with Commerce Bancorp will complement the Company's existing locations in Shawnee, Oklahoma.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income is the Company's principal source of operating revenue. Net interest income increased 12.2% in 1995 to $43.7 million, after increasing 18.1% in 1994 and 9.75% in 1993. The net interest margin on a taxable equivalent basis for 1995 was 5.20%, equal to the margin for 1994 and up from 5.14% for 1993. The Company's net interest margin has benefitted in recent years from generally stable interest rates combined with relatively strong loan demand. It is therefore reasonable to expect that the Company's relatively high net interest margin may decline as interest rates return to more historical levels in absence of a continuation of this trend. The Company's average net interest margin since 1985 has been 4.73%.

       CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
                Taxable Equivalent Basis (Dollars in thousands)


                                                  DECEMBER 31, 1995            DECEMBER 31, 1994             DECEMBER 31, 1993
                                             ----------------------------  -------------------------   --------------------------
                                                       INTEREST   AVERAGE           INTEREST  AVERAGE           INTEREST  AVERAGE
                                             AVERAGE    INCOME/    YIELD/  AVERAGE  INCOME/   YIELD/   AVERAGE   INCOME/   YIELD/
ASSETS:                                      BALANCE    EXPENSE    RATE    BALANCE  EXPENSE   RATE     BALANCE   EXPENSE   RATE
                                             -------    -------   -------  -------  -------   ------   -------   -------  ------
Earning Assets:

  Loans (1) . . . . . . . . . . . . . . . .  $577,887  $58,199   10.07%  $493,300  $45,995   9.32%  $412,306    $37,907    9.19%

  Investments - taxable . . . . . . . . . .   233,777   13,937    5.96    225,257   12,214   5.42    197,263     11,325    5.74

  Investments - tax exempt. . . . . . . . .    11,059      945    8.55     10,445      925   8.86     11,356      1,025    9.03

  Federal funds sold. . . . . . . . . . . .    28,515    1,673    5.87     32,991    1,350   4.09     36,957      1,099    2.97
                                             --------  -------           --------  -------          --------    -------
    Total earning assets. . . . . . . . . .   851,238   74,754    8.78    761,993   60,484   7.94    657,882     51,356    7.81
                                             --------  -------           --------  -------          --------    -------
Nonearning assets:

  Cash and due from banks . . . . . . . . .    67,348                      59,400                     48,721

  Interest receivable and other . . . . . .    55,543                      53,392                     45,522

  Allowance for possible loan losses. . . .   (10,162)                     (9,372)                    (8,488)
                                             --------                    --------                   --------
    Total nonearning assets . . . . . . . .   112,729                     103,420                     85,755
                                             --------                    --------                   --------
    Total assets. . . . . . . . . . . . . .  $963,967                    $865,413                   $743,637
                                             --------                    --------                   --------
                                             --------                    --------                   --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:

  Transaction deposits. . . . . . . . . . .  $179,435    5,882    3.28%  $173,647   4,899    2.82%  $146,187      4,139    2.83%

  Savings deposits. . . . . . . . . . . . .   154,482    5,848    3.79    156,920   4,828    3.08    124,798      3,780    3.03

  Time deposits . . . . . . . . . . . . . .   346,807   18,435    5.32    284,625  11,054    3.88    263,101      9,385    3.57

  Short-term borrowings . . . . . . . . . .     4,403      253    5.75        527      19    3.60        446         10    2.24

  Note payable. . . . . . . . . . . . . . .        --       --      --         --      --      --      3,000        245    8.17

  Line of credit. . . . . . . . . . . . . .        --       16      NM         --      38      NM         --         --      --

  Long-term borrowings. . . . . . . . . . .       216       14    6.48         --      --      --         --         --      --
                                             --------  -------           --------  -------          --------    -------
    Total interest-bearing. . . . . . . . .   685,343   30,448    4.44    615,719   20,838   3.38    537,532     17,559    3.27
                                             --------  -------           --------  -------          --------    -------
Interest-free funds:

  Demand deposits . . . . . . . . . . . . .   181,495                     163,002                    132,847

  Interest payable and other. . . . . . . .     6,259                       5,903                      5,904

  Stockholders' equity. . . . . . . . . . .    90,870                      80,789                     67,354
                                             --------                    --------                   --------
    Total interest-free funds . . . . . . .   278,624                     249,694                    206,105
                                             --------                    --------                   --------
    Total liabilities and stockholders'
     equity . . . . . . . . . . . . . . . .  $963,967                    $865,413                   $743,637
                                             --------                    --------                   --------
                                             --------                    --------                   --------
Net interest income . . . . . . . . . . . .            $44,306                    $39,646                       $33,797
                                                       -------                    -------                       -------
                                                       -------                    -------                       -------
Net interest spread . . . . . . . . . . . .                       4.34%                      4.56%                         4.54%
                                                                  ----                       ----                          ----
                                                                  ----                       ----                          ----
Net interest margin . . . . . . . . . . . .                       5.20%                      5.20%                         5.14%
                                                                  ----                       ----                          ----
                                                                  ----                       ----                          ----

(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

NM - Not Meaningful.

     Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the change in net interest income.
The substantial increases in net interest income in recent years have been due to volume changes rather than changes in interest rates. The Volume/Rate Analysis summarizes the relative contribution of each of these components to the increases in net interest income in 1995 and 1994. The increase in net interest income in 1995 can be primarily attributed to the increase in loan volume. Average loans rose 17.1% and average loans to deposits increased to 67.02% from 63.39% for 1994. Rising interest rates in 1995 produced a negative rate variance. The principal factor in the increase in net interest income in 1994 was a 19.6% increase in average loans, which produced a positive volume variance.


                                                  CHANGE IN 1995                 CHANGE IN 1994
                                          -----------------------------   ---------------------------
                                                       DUE TO                       DUE TO
                                                       VOLUME   DUE TO              VOLUME     DUE TO
                                           TOTAL        (1)      RATE      TOTAL      (1)       RATE
                                          --------    -------  --------   -------   -------   -------
                                                              (Dollars in thousands)
INCREASE (DECREASE) IN:
INTEREST INCOME:
  Loans. . . . . . . . . . . . . . . . .  $ 12,202    $ 7,903  $  4,299   $ 8,088   $ 7,049   $ 1,039
  Securities-taxable . . . . . . . . . .     1,723        763       960       889     1,311      (422)
  Securities-tax-exempt. . . . . . . . .        20         60       (40)     (100)      (77)      (23)
  Federal funds sold . . . . . . . . . .       324       (183)      507       251      (118)      369
                                          --------    -------  --------   -------   -------   -------
    Total interest income. . . . . . . .    14,269      8,543     5,726     9,128     8,165       963
                                          --------    -------  --------   -------   -------   -------
INTEREST EXPENSE:
  Transaction deposits . . . . . . . . .       983        162       821       760       783       (23)
  Savings deposits . . . . . . . . . . .     1,020        (91)    1,111     1,048       984        64
  Time deposits. . . . . . . . . . . . .     7,383      2,457     4,926     1,669       782       887
  Short-term borrowings. . . . . . . . .       234         14       220         9         2         7
  Line of credit and note payable. . . .       (22)        --       (22)     (207)     (207)       --
  Long-term borrowings . . . . . . . . .        14         --        14        --        --        --
                                          --------    -------  --------   -------   -------   -------
    Total interest expense . . . . . . .     9,612      2,542     7,070     3,279     2,344       935
                                          --------    -------  --------   -------   -------   -------
Net interest income. . . . . . . . . . .    $4,657    $ 6,001  $ (1,344)  $ 5,849   $ 5,821   $    28
                                          --------    -------  --------   -------   -------   -------
                                          --------    -------  --------   -------   -------   -------

(1) The change in interest due to change in mix has been allocated in total to volume changes.

     Interest rate sensitivity analysis measures the sensitivity of the Company's net interest margin to changes in interest rates by analyzing the repricing relationship between its earning assets and interest-bearing liabilities. This analysis is limited by the fact that it presents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, and does not take into account the sensitivity of yields and rates of specific assets and liabilities to changes in market rates. In 1995, Management continued its strategy of creating manageable negative interest sensitivity gaps. This approach takes advantage of the Company's stable core deposit base and the relatively short maturity and repricing frequency of its loan portfolio, as well as the historical existence of a positive yield curve, which enhances the net interest margin over the long term. Although interest rate risk is increased on a controlled basis by this position, it is somewhat mitigated by the Company's high level of liquidity.

     The Analysis of Interest Rate Sensitivity presents the Company's earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 1995. At this date, interest-bearing liabilities exceeded earning assets by $183 million in the three month interval. This negative gap position asssumes that the Company's core savings and transaction deposits are immediately rate sensitive and reflects Management's perception that the yield curve will be positive over the long term. In 1991 through 1993 the yield curve became steeper as short-term interest rates decreased significantly. This condition resulted in higher net interest margins for the Company. In 1994 and 1995, the yield curve flattened as short-term interest rates rose. As the yield curve flattens, the Company's net interest margin would be expected to decline, unless the Company adjusts its interest sensitivity gap position, or employs other strategies to control the rise in rates on interest-bearing liabilities or to increase the yield on earning assets. Beginning in late 1992, the proceeds of maturing securities were increasingly used to fund the growth of the Company's floating rate loan portfolio, thereby decreasing its zero to 12 months negative gap position from 21.72% at the end of 1992 to 13.06% at the end of 1994, mitigating to some extent the effect of rising interest rates. In 1995, the 12 months negative gap increased to 18.06%, due to increases in short-term borrowings and time deposits.

                                                   INTEREST RATE         NONINTEREST RATE
                                                     SENSITIVE              SENSITIVE
                                               ---------------------   ---------------------
                                                 0 to 3     4 to 12     1 to 5       OVER 5
                                                 MONTHS      MONTHS      YEARS       YEARS       TOTAL
                                               ---------   ---------   ---------   ---------   ---------
                                                                 (Dollars in thousands)
EARNINGS ASSETS:
  Loans . . . . . . . . . . . . . . . . . . .  $ 259,115   $ 158,973   $ 143,943   $  63,131   $ 625,162

  Federal funds sold. . . . . . . . . . . . .     30,085         --           --          --      30,085

  Securities. . . . . . . . . . . . . . . . .     49,728      39,718     142,464      31,203     263,113
                                               ---------   ---------   ---------   ---------   ---------
    Total . . . . . . . . . . . . . . . . . .  $ 338,928   $ 198,691   $ 286,407   $  94,334   $ 918,360
                                               ---------   ---------   ---------   ---------   ---------
                                               ---------   ---------   ---------   ---------   ---------

FUNDING SOURCES:

  Noninterest-bearing demand deposits (1) . .  $      --   $      --   $      --   $  73,823   $  73,823

  Savings and transaction deposits. . . . . .    352,123          --          --          --     352,123

  Time deposits of $100 or more . . . . . . .     53,663      33,742       5,652          --      93,057

  Time deposits under $100. . . . . . . . . .    107,781     137,400      36,210          --     281,391

  Short-term borrowings . . . . . . . . . . .      8,705      10,000          --          --      18,705

  Long-term borrowings. . . . . . . . . . . .         27          34         245         612         918

  Stockholders' equity. . . . . . . . . . . .         --          --          --      98,343      98,343
                                               ---------   ---------   ---------   ---------   ---------
    Total . . . . . . . . . . . . . . . . . .  $ 522,299   $ 181,176   $  42,107   $ 172,778   $ 918,360
                                               ---------   ---------   ---------   ---------   ---------
                                               ---------   ---------   ---------   ---------   ---------

Interest sensitivity gap. . . . . . . . . . .  $(183,371)  $  17,515   $ 244,300   $ (78,444)

Cumulative gap. . . . . . . . . . . . . . . .  $(183,371)  $(165,856)  $  78,444          --

Cumulative gap as a percentage
  of total earning assets . . . . . . . . . .     (19.97)%    (18.06)%      8.54%         --

(1) Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders' equity.

PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for possible loan losses increased to $855,000 for 1995 from $380,000 for 1994, and $251,000 for 1993. These relatively low levels of provisions reflect the significant decrease in the level of problem loans since 1990. The Company reported net loan charge-offs of $452,000 for 1995 compared to net recoveries of $5,000 for 1994 and charge-offs of $249,000 for 1993. The net charge-offs for 1995 and 1993 were equivalent to only 0.08% and 0.06%, respectively, of average loans. A more detailed discussion of the allowance for possible loan losses is provided under "Loans."

SECURITIES TRANSACTIONS

     Net gains on securities transactions were $111,000 in 1995, compared to $5,000 in 1994, and $204,000 in 1993. The Company's practice is to hold its securities to maturity and it does not engage in trading activities. The small gains from securities transactions have primarily been from securities that have been called or from disposing of securities acquired in mergers which had a higher than acceptable level of risk. A more detailed discussion of securities is provided under "Securities."

OTHER NONINTEREST INCOME

     Noninterest income, excluding securities transactions, increased in 1995 by $1.18 million, or 10.5%, compared to an increase of $870,000, or 8.4%, in 1994 and $1.94 million, or 22.5%, in 1993. Noninterest income has become an increasingly important source of revenue. The Company's fee income has increased each year since 1987 due to improved pricing strategies, enhanced product lines and bank acquisitions. New products and strategies are being implemented which are expected to produce continued growth in noninterest income.

     In 1995, service charges on deposits increased only $228,000, or 2.98%, compared to increases of 16.4% and 15.5% in 1994 and 1993, respectively. Rising interest rates during the year increased earnings credits allowed to customers on account analysis, thereby reducing commercial service charges. Other noninterest income increased

$948,000, or 26.5%, in 1995, compared to a decrease of 5.4% in 1994 and an increase of 32.3% in 1993. The primary causes of the increase were higher fees from mortgage originations, higher gains on sales of mortgage loans and higher fees from money order sales.

NONINTEREST EXPENSE

     Total noninterest expense increased in 1995 by 10.4% to $34.9 million, compared to increases of 8.5% for 1994 and 8.8% for 1993. Salaries and employee benefits have increased over the past three years due to acquisitions, higher salary levels, additional staff for new product lines and increased loan demand. Occupancy and fixed asset expense, depreciation and amortization all increased due to acquisitions. Data processing services decreased in 1995 from the renegotiation of the data processing contract. Only $89,000 of expense for other real estate owned was recognized for 1995, compared to income from other real estate owned recognized for 1994. These amounts are reflective of the Company's efforts to reduce nonperforming assets. Other noninterest income decreased due to the reduction of FDIC premiums in the last half of 1995.

INCOME TAXES

     Income tax expense increased to $7.56 million from $6.55 million for 1994 and $3.96 million for 1993. The tax expense for 1994 reflects the return of the Company to a fully taxable basis, with a limited amount of net operating loss carryforwards available to reduce taxable income. The remainder of the Company's state tax net operating loss carryforwards were fully utilized in 1994.

     In January 1993, the Company adopted Statement of Financial Standards No. 109, "Accounting for Income Taxes." The cumulative effect on prior years of the change in accounting for income taxes of $1.32 million was recorded with a corresponding increase in the Company's deferred tax asset. The Company realized current taxable income for 1993, which was partially offset by the utilization of net operating loss carryforwards and alternative minimum tax credit carryforwards. Deferred tax expense was recognized for the change in temporary differences during the year, which was partially offset by an adjustment to the deferred tax asset to reflect the increase in the federal statutory tax rate from 34% to 35%.

     Prior to 1993, the Company had net operating loss carryforwards for financial and tax reporting purposes. Consequently, its income tax expense or benefit primarily related to matters other than the provision of taxes for current operations.

     Since banks have traditionally carried large amounts of tax-exempt securities and loans, certain financial information is prepared on a taxable equivalent basis to facilitate analysis of yields and changes in components of earnings. Average balance sheets, income statements and other financial statistics on a taxable equivalent basis have been presented for this purpose.

IMPACT OF INFLATION

     The impact of inflation on financial institutions differs significantly from that of industrial or commercial companies. The assets of financial institutions are predominantly monetary, as opposed to fixed or nonmonetary assets such as premises, equipment and inventory. As a result, there is little exposure to inflated earnings by understated depreciation charges or significantly understated current values of assets. Although inflation can have an indirect effect by leading to higher interest rates, financial institutions are in a position to monitor the effects on interest costs and yields and respond to inflationary trends through management of interest rate sensitivity. Inflation can also have an impact on noninterest expenses such as salaries and employee benefits, occupancy, services and other costs.

FINANCIAL POSITION

CASH AND FEDERAL FUNDS SOLD

     Cash and due from banks consists of cash and cash items on hand, deposits and other amounts due from other banks, and reserves deposited with the Federal Reserve Bank. Federal funds sold consists of overnight investments of excess funds with other financial institutions. The amount of cash and federal funds sold carried by the Company is a function of the availability of funds presented to other institutions for clearing, the Company's requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. At December 31, 1995, cash and federal funds sold increased $33.6 million, or 41.1% due to funds temporarily deposited by customers which were not immediately available for investment. In 1994, cash and federal funds sold decreased $7.6 million, or 8.5%, as compared to year-end 1993, as a result of loan growth that exceeded increases from bank acquisitions.

SECURITIES

     During 1995, total securities increased $40 million, or 17.9%, compared to a decrease of $8.5 million, or 3.67%, in 1994. The increase in 1995 was due to acquisitions, while the decrease in 1994 was due to maturities of securities being used to fund loan growth.

     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), effective January 1, 1994. FAS 115 requires that investments in debt securities be classified and accounted for in three categories: held for investment, available for sale, and trading. As a result of adopting FAS 115, the Company transferred approximately $183 million from securities held for investment to securities available for sale. These securities were adjusted to market value, resulting in an initial unrealized net gain of $2.64 million which increased stockholders' equity $1.72 million on an after-tax basis. During 1994, the unrealized net gain became an unrealized net loss of $6.33 million and the amount included in stockholders' equity decreased $5.83 million to an unrealized net loss of $4.11 million. During 1995, the unrealized net loss beame an unrealized net gain of $2.4 million and the amount included in stockholders' equity increased $5.67 million to an unrealized net gain of $1.56 million. Prior to January 1, 1994, all securities were classified as held for investment.


                                                         DECEMBER 31,
                                                 ----------------------------
                                                   1995      1994       1993
                                                 ----------------------------
                                                   (Dollars in thousands)
  HELD FOR INVESTMENT
  U. S. Treasury and other federal agencies . .  $ 30,352   $ 9,505  $ 215,608
  States and political subdivisions . . . . . .    10,478     9,191     10,606
  Other securities. . . . . . . . . . . . . . .     1,175     2,083      5,332
                                                 --------  --------  ---------
    Total . . . . . . . . . . . . . . . . . . .  $ 42,005  $ 20,779  $ 231,546
                                                 --------  --------  ---------
                                                 --------  --------  ---------
  Estimated market value. . . . . . . . . . . .  $ 42,577  $ 20,395  $ 234,851
                                                 --------  --------  ---------
                                                 --------  --------  ---------
  AVAILABLE FOR SALE
  U. S. Treasury and other federal agencies . .  $216,431  $200,141
  States and political subdivisions . . . . . .       657       747
  Other securities. . . . . . . . . . . . . . .     4,020     1,377
                                                 --------  --------
    Total . . . . . . . . . . . . . . . . . . .  $221,108  $202,265
                                                 --------  --------
                                                 --------  --------

     The Maturity Distribution of Securities summarizes the maturity and weighted average taxable equivalent yields of the securities portfolios at December 31, 1995. The average maturity of the portfolio has been shortened significantly in recent years as part of the Company's asset/liability management strategy. However, the average maturity increased in 1995 due to securities added by acquisitions. The percentage of securities maturing within five years, decreased from 90.2% in 1994 to 81.77% in 1995.


                                                AFTER ONE YEAR    AFTER FIVE YEARS
                                                      BUT                BUT
                            WITHIN ONE YEAR    WITHIN FIVE YEARS   WITHIN TEN YEARS   AFTER TEN YEARS          TOTAL
                            ---------------    -----------------   ----------------   ---------------   ----------------
                             AMOUNT   YIELD     AMOUNT     YIELD   AMOUNT     YIELD    AMOUNT   YIELD    AMOUNT    YIELD
                            -------   -----    --------    -----   -------    -----   -------   -----   --------   -----
HELD FOR INVESTMENT                                              (Dollars in thousands)

U. S. Treasury and other
federal agencies . . . . .  $ 2,559   6.33%    $  6,343    7.37%   $18,513    6.49%   $ 2,937   7.36%   $ 30,352   6.74%

State and political
subdivisions . . . . . . .    1,257   5.21        6,159    5.55      2,201    5.71        861   6.19      10,478   5.60

Other securities . . . . .    1,100   6.55           --      --         75    6.76         --     --       1,175   6.56
                            -------            --------            -------            -------           --------
Total  . . . . . . . . . .  $ 4,916   6.09     $ 12,502    6.47    $20,789    6.41    $ 3,798   7.09    $ 42,005   6.45
                            -------            --------            -------            -------           --------
                            -------            --------            -------            -------           --------
Percentage of total  . . .    11.71%              29.76%             49.49%              9.04%            100.00%
                            -------            --------            -------            -------           --------
                            -------            --------            -------            -------           --------
AVAILABLE FOR SALE

U. S. Treasury and other
federal agencies . . . . .  $50,323   4.82%    $147,230    6.22%   $ 8,190   7.02%    $10,688   6.87%   $216,431   5.96%

State and political
subdivisions . . . . . . .       36   3.44          139    4.01        173   4.51         309   5.28         657   4.71

Other securities . . . . .       --     --           --      --         --     --       4,020   5.96       4,020   5.96
                            -------            --------            -------            -------           --------
Total  . . . . . . . . . .  $50,359   4.82     $147,369    6.22    $ 8,363   6.97     $15,017   6.59    $221,108   5.96
                            -------            --------            -------            -------           --------
                            -------            --------            -------            -------           --------
Percentage of total  . . .    22.78%              66.65%              3.78%              6.79%            100.00%
                            -------            --------            -------            -------           --------
                            -------            --------            -------            -------           --------
Total securities . . . . .  $55,275   4.93%    $159,871    6.24%   $29,152   6.57%    $18,815   6.69%   $263,113   6.03%
                            -------            --------            -------            -------           --------
                            -------            --------            -------            -------           --------
Percentage of total  . . .    21.01%              60.76%             11.08%              7.15%            100.00%
                            -------            --------            -------            -------           --------
                            -------            --------            -------            -------           --------


LOANS

     Total loans have increased in each of the last six years. The increase was $103 million, or 19.7%, in 1995, compared to $56 million, or 12%, in 1994. These increases resulted from acquisitions and the successful implementation of the Company's various strategies to develop loan growth.
In 1995, $49 million in loans were added by bank acquisitions, compared to $23 million in 1994. Continued growth in the Oklahoma City and Tulsa offices, and specialized lending activities such as guaranteed student loans, SBA guaranteed loans and residential mortgage loans contributed to the internal growth.

   COMPOSITION

     The Company's loan portfolio is diversified among commercial and individual borrowers. Commercial loans are comprised principally of loans to companies in light manufacturing, retail and service industries.
Construction and development loans totaled only $27.6 million, or 4.42% of total loans as of the end of 1995, while oil and gas production loans totaled only $6.53 million, or 1.04% of total loans at such date. Real estate loans are relatively equally divided between loans on commercial real estate and mortgages on personal residences. Installment loans are comprised mostly of loans to individuals for the purchase of vehicles and student loans. Loans secured by real estate have been a large proportion of the loan portfolio for a number of years; however, since 1989 the percentage of total loans secured by real estate has decreased slightly. In 1995, this percentage was 53.3% compared to 56.6% for 1989. Although the percentage of the portfolio represented by real estate loans has declined, the Company remains subject to risk from future market fluctuations in property values. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and close monitoring of the values of individual properties.

     The majority of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, approximately 69% of the commercial real estate and other commercial loans had adjustable interest rates at year-end 1995. The short maturities and adjustable interest rates on these loans allow the Company to maintain the majority of its loan portfolio near market interest rates.

                                                                        DECEMBER 31,
                              -----------------------------------------------------------------------------------------------
                                     1995               1994                1993                1992               1991
                              ----------------   -----------------   -----------------   -----------------   ----------------
                                         % OF               % OF                % OF                % OF               % OF
                               AMOUNT    TOTAL    AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT    TOTAL     AMOUNT   TOTAL
                              --------   -----   --------   ------   --------   ------   --------   ------   -------   ------
                                                                  (Dollars in thousands)
Commercial, financial
and other. . . . . . . .      $180,923   28.94   $156,718   30.00%   $131,088   28.11%   $115,037   30.08%  $ 87,145   26.45%

Real estate --
construction . . . . . .        27,620    4.42     29,760    5.70      19,258    4.13      10,028    2.62      9,294    2.82

Real estate --
mortgage . . . . . . . .       305,456   48.86    242,143   46.36     229,143   49.13     185,982   48.62    170,045   51.62

Consumer . . . . . . . .       111,163   17.78     93,693   17.94      86,867   18.63      71,451   18.68     62,958   19.11
                              --------  ------   --------  ------    --------  ------    --------  ------   --------  ------
  Total loans. . . . . .      $625,162  100.00%  $522,314  100.00%   $466,356  100.00%   $382,498  100.00%  $329,442  100.00%
                              --------  ------   --------  ------    --------  ------    --------  ------   --------  ------
                              --------  ------   --------  ------    --------  ------    --------  ------   --------  ------

                                                                                  MATURING
                                                            --------------------------------------------------
                                                                        AFTER ONE
                                                             WITHIN     BUT WITHIN       AFTER
                                                            ONE YEAR    FIVE YEARS     FIVE YEARS       TOTAL
                                                            --------    ----------     ----------     --------
                                                                          (Dollars in thousands)
Commercial, financial and other . . . . . . . . . . . . .   $146,935      $33,988        $   --       $180,923
Real estate -- construction . . . . . . . . . . . . . . .     25,205        2,415            --         27,620

Real estate -- mortgage (excluding loans secured by 1-4
family residential properties). . . . . . . . . . . . . .    118,362       29,073            --        147,435
                                                            --------      -------        ------       --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . .   $290,502      $65,476        $   --       $355,978
                                                            --------      -------        ------       --------
                                                            --------      -------        ------       --------
Loans with predetermined interest rates . . . . . . . . .   $ 81,976      $29,764        $   --       $111,740
Loans with adjustable interest rates. . . . . . . . . . .    208,526       35,712            --        244,238
                                                            --------      -------        ------       --------
  Total . . . . . . . . . . . . . . . . . . . . . . . . .   $290,502      $65,476        $   --       $355,978
                                                            --------      -------        ------       --------
                                                            --------      -------        ------       --------
Percentage of total . . . . . . . . . . . . . . . . . . .      81.61%       18.39%           --%        100.00%
                                                            --------      -------        ------       --------
                                                            --------      -------        ------       --------

     The information relating to the maturity and rate sensitivity of loans is based upon original loan terms and is not adjusted for "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

     NONPERFORMING AND RESTRUCTURED LOANS

     Nonperforming and restructured loans totaled $4.91 million at December 31, 1995, compared to $3.72 million at December 31, 1994. Nonperforming and restructured loans as a percentage of total loans was 0.79% compared to 0.71% for 1994. From a historical perspective, nonperforming loans peaked in 1986 and have gradually decreased since that time. However, it is reasonable to expect that over the next several years the level of nonperpforming loans and loan losses will rise to more historical norms as a result of economic and credit cycles.

      Nonaccrual loans negatively impact the Company's net interest margin.
A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding at year end was approximately $166,000 in 1995 and $145,000 in 1994. Only a small amount of this interest was actually collected.

     The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible. The Company's experience is that a significant portion of both principal and interest is eventually recovered. However, the above normal risk associated with nonperforming loans is considered in the determination of the allowance for possible loan losses. At year-end 1995, the allowance for possible loan losses as a percentage of nonperforming and restructured loans was 217%, compared to 262% at year-end 1994.

                                                                              DECEMBER 31,
                                                           ------------------------------------------------
                                                            1995      1994      1993       1992       1991
                                                           ------    ------    ------    -------    -------
                                                                         (Dollars in thousands)
Past due over 90 days and still accruing . . . . . . .     $  500    $  351    $  590    $   378    $   897
Nonaccrual . . . . . . . . . . . . . . . . . . . . . .      3,724     2,715     3,278      2,370      2,739
Restructured   . . . . . . . . . . . . . . . . . . . .        688       654       804      1,025        610
                                                           ------    ------    ------    -------    -------
Total nonperforming and restructured loans . . . . . .      4,912     3,720     4,672      3,773      4,246
Other real estate owned and repossessed assets . . . .        858     2,354     4,220      7,574      9,345
                                                           ------    ------    ------    -------    -------
Total nonperforming and restructured assets  . . . . .     $5,770    $6,074    $8,892    $11,347    $13,591
                                                           ------    ------    ------    -------    -------
                                                           ------    ------    ------    -------    -------
Nonperforming and restructured loans to total loans. .       0.79%     0.71%     1.00%      0.99%      1.29%
                                                           ------    ------    ------    -------    -------
                                                           ------    ------    ------    -------    -------
Nonperforming assets to total assets   . . . . . . . .       0.55%     0.70%     1.08%      1.61%      2.00%
                                                           ------    ------    ------    -------    -------
                                                           ------    ------    ------    -------    -------

   Other real estate owned and repossessed assets have decreased from a high of $21.3 million at year-end 1989 to $858,000 at year-end 1995, as a result of a substantial effort by the Company to dispose of these assets. To encourage local management to sell the other real estate as quickly as possible and to ensure that it is carried at a conservative value, the Company's policy is to write other real estate down annually by the greater of 10% of its remaining carrying value or the difference between its remaining carrying value and its estimated market value.

   Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. These loans, which are not included in nonperforming and restructured assets, totaled $12.3 million at December 31, 1995. In general, these loans are well collateralized and have no identifiable loss potential. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

   ALLOWANCE FOR POSSIBLE LOAN LOSSES

   The allowance for possible loan losses reflects Management's assessment of the risk of loss inherent in the Company's loan portfolio. The allowance and its adequacy is determined through consideration of many factors, including evaluation of known problem loans, levels of adversely classified, past due and nonperforming loans, loan loss experience, and economic conditions. To facilitate Management's assessment, the Company's Asset Quality Department performs periodic loan reviews at each of the Company's locations. The process of determining the adequacy of the allowance for possible loan losses, however, necessarily involves the exercise of judgment and consideration of numerous subjective factors and, accordingly, there can be no assurance that the current level of the allowance will prove adequate in light of future developments and economic conditions. As loan quality changes with economic and credit cycles, it would be reasonable to expect the Company's loan loss provisions to return to more historically normal levels.

   Adversely classified loans have declined every year since 1986, excluding bank acquisitions, primarily as a result of the improving state economy and the Company's efforts to reduce the level of problem loans. Total adversely classified loans (which includes nonperforming loans, certain restructured loans and potential problem loans described above) were $15.8 million at the end of 1995, compared to $16.3 million for 1994 and $17.6 million at the end of 1993. The percentage of classified loans to total loans was 2.53% for 1995, 3.12% for 1994 and 3.77% for 1993.

   Net charge-offs as a percentage of average loans decreased each year since 1989, with $5,000 of net recoveries recognized in 1994, reflecting the decrease in problem loans over such period. In 1995, the Company recognized $452,000 of net charge-offs, which was only 0.08% of average loans.

                                                                          YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------
                                                           1995        1994        1993        1992        1991
                                                         --------    --------    --------    --------    --------
                                                                          (Dollars in thousands)
Balance at beginning of year . . . . . . . . . . . .     $  9,729    $  9,027    $  7,202    $  5,967    $  6,400
                                                         --------    --------    --------    --------    --------
Charge-offs:
  Commercial . . . . . . . . . . . . . . . . . . . .         (457)       (285)       (218)       (285)       (734)
  Real estate  . . . . . . . . . . . . . . . . . . .         (130)       (116)       (436)       (317)       (936)
  Consumer   . . . . . . . . . . . . . . . . . . . .         (348)       (450)       (417)       (330)       (365)
  Other  . . . . . . . . . . . . . . . . . . . . . .          (78)        (68)        (83)       (103)       (367)
                                                         --------    --------    --------    --------    --------
    Total charge-offs  . . . . . . . . . . . . . . .       (1,013)       (919)     (1,154)     (1,035)     (2,402)
                                                         --------    --------    --------    --------    --------
RECOVERIES:
  Commercial . . . . . . . . . . . . . . . . . . . .          232         400         431         428         541
  Real estate  . . . . . . . . . . . . . . . . . . .          154         341         251         239         241
  Consumer   . . . . . . . . . . . . . . . . . . . .          150         148         185          93         143
  Other  . . . . . . . . . . . . . . . . . . . . . .           25          35          38          43          92
                                                         --------    --------    --------    --------    --------
    Total recoveries . . . . . . . . . . . . . . . .          561         924         905         803       1,017
                                                         --------    --------    --------    --------    --------
Net (charge-offs) recoveries . . . . . . . . . . . .         (452)          5        (249)       (232)     (1,385)
Provisions charged to operations . . . . . . . . . .          855         380         251         700         952
Additions from acquisitions  . . . . . . . . . . . .          514         317       1,823         767          --
                                                         --------    --------    --------    --------    --------
Balance at end of year . . . . . . . . . . . . . . .     $ 10,646    $  9,729    $  9,027    $  7,202    $  5,967
                                                         --------    --------    --------    --------    --------
                                                         --------    --------    --------    --------    --------
Average loans  . . . . . . . . . . . . . . . . . . .     $577,887    $493,300    $412,306    $350,882    $327,397
                                                         --------    --------    --------    --------    --------
                                                         --------    --------    --------    --------    --------
Total loans. . . . . . . . . . . . . . . . . . . . .     $625,162    $522,314    $466,356    $382,498    $329,442
                                                         --------    --------    --------    --------    --------
                                                         --------    --------    --------    --------    --------
Net charge-offs to average loans . . . . . . . . . .         0.08%       0.00%       0.06%       0.07%       0.42%
                                                         --------    --------    --------    --------    --------
                                                         --------    --------    --------    --------    --------
Allowance to total loans . . . . . . . . . . . . . .         1.70%       1.86%       1.94%       1.88%       1.81%
                                                         --------    --------    --------    --------    --------
                                                         --------    --------    --------    --------    --------
ALLOCATION OF THE ALLOWANCE BY CATEGORY OF LOANS:
  Commercial, financial and other  . . . . . . . . .     $    505    $    720    $    647    $    333    $    413
  Real estate--construction  . . . . . . . . . . . .          466         564         747          --           6
  Real estate--mortgage  . . . . . . . . . . . . . .          917         927         729         872         295
  Consumer . . . . . . . . . . . . . . . . . . . . .          188         149         155         156         250
  Unallocated  . . . . . . . . . . . . . . . . . . .        8,570       7,369       6,749       5,841       5,003
                                                         --------    --------    --------    --------    --------
    Total  . . . . . . . . . . . . . . . . . . . . .     $ 10,646    $  9,729    $  9,027    $  7,202    $  5,967
                                                         --------    --------    --------    --------    --------
                                                         --------    --------    --------    --------    --------
PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS:
  Commercial, financial and other  . . . . . . . . .        28.94%      30.00%      28.11%      30.08%      26.45%
  Real estate--construction  . . . . . . . . . . . .         4.42        5.70        4.13        2.62        2.82
  Real estate--mortgage. . . . . . . . . . . . . . .        48.86       46.36       49.13       48.62       51.62
  Consumer . . . . . . . . . . . . . . . . . . . . .        17.78       17.94       18.63       18.68       19.11
                                                         --------    --------    --------    --------    --------
    Total  . . . . . . . . . . . . . . . . . . . . .       100.00%     100.00%     100.00%     100.00%     100.00%
                                                         --------    --------    --------    --------    --------
                                                         --------    --------    --------    --------    --------

     The Company adopted Statement of Financing Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), in January 1995. This new accounting standard requires that impaired loans be measured based upon the present value of future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans are collateral dependent. Accordingly, the amount of impairment is measured based upon the fair value of the underlying collateral and is included in the allowance for possible loan losses. The adoption of FAS 114 did not have a material effect on the financial position or results of operations of the Company.

LIQUIDITY AND FUNDING

     The Company's principal source of liquidity and funding is its diverse deposit base generated from customer relationships. The availability of deposits is affected by economic conditions and competition with other financial institutions and alternative investments. Through interest rates offered, competitive pricing and other banking services offered, the Company can, to a limited extent, control its level of deposits. The level and maturity of deposits necessary to support the Company's lending and investment functions is determined through monitoring loan demand and through its asset/liability management process.

     The level of deposits has fluctuated in recent years due to various factors, including acquisitions and competition. In prior years, because of its relatively low loan to deposit ratio, the Company has been highly liquid and has not needed to retain deposits unless a favorable spread could be earned on the funds. However, loan growth and securities pledging requirements have reached a level which now make it desirable for the Company to generate internal deposit growth. Excluding acquisitions, total deposits increased $46.2 million in 1995, and $15.6 million in 1994. Including acquisitions, total deposits increased $138 million in 1995 and $48.2 million in 1994.

     The Company's core deposit base, which consists of all deposits except time deposits of $100,000 or more, has been growing in recent years. Average core deposits have increased $207 million, or 37%, since 1991 and were 89.6% of average total deposits in 1995, compared to 90.5% in 1991. The average level of demand deposits has also been growing, both in amount and percentage of total deposits. These factors have provided the Company with a relatively stable, low-cost funding source.

                                                   1995              1994              1993              1992              1991
                                              -------------     -------------     -------------     -------------     ------------
                                                                              (Dollars in thousands)
AVERAGE BALANCES
Demand deposits . . . . . . . . . . . . .        $181,495          $163,002          $132,847          $110,512          $107,800
Interest-bearing transaction deposits . .         179,435           173,647           146,187           126,165           110,862
Savings deposits  . . . . . . . . . . . .         154,482           156,920           124,798           106,826            97,041
Time deposits under $100,000  . . . . . .         257,052           228,429           213,895           228,656           249,547
                                              -------------     -------------     -------------     -------------     ------------
    Total core deposits . . . . . . . . .         772,464           721,998           617,727           572,159           565,250
Time deposits of $100,000 or more . . . .          89,755            56,196            49,206            45,811            59,653
                                              -------------     -------------     -------------     -------------     ------------
    Total deposits. . . . . . . . . . . .        $862,219          $778,194          $666,933          $617,970          $624,903
                                              -------------     -------------     -------------     -------------     ------------
                                              -------------     -------------     -------------     -------------     ------------
PERCENTAGES OF TOTAL DEPOSITS                 % OF              % OF              % OF              % OF              % OF
 AND AVERAGE RATES PAID                       TOTAL    RATE     TOTAL    RATE     TOTAL    RATE     TOTAL    RATE     TOTAL   RATE
                                              ------   ----     -----    ----     -----    ----     -----    ----     -----   ----
Demand deposits . . . . . . . . . . . . .     21.05%            20.95%            19.92%            17.88%            17.25%
Interest-bearing transaction deposits . .     20.81    3.28%    22.32    2.82%    21.92    2.83%    20.42    3.05%    17.74   4.35%
Savings deposits  . . . . . . . . . . . .     17.92    3.79     20.16    3.08     18.71    3.03     17.29    3.32     15.53   4.77
Time deposits under $100,000  . . . . . .     29.81    5.32     29.35    3.87     32.07    3.56     37.00    4.48     39.93   6.27
                                             ------            ------            ------            ------            ------
    Total core deposits . . . . . . . . .     89.59             92.78             92.62             92.59             90.45
Time deposits of $100,000 or more . . . .     10.41    5.32      7.22    3.96      7.38    3.58      7.41    4.36      9.55   6.10
                                             ------            ------            ------            ------            ------
    Total deposits  . . . . . . . . . . .    100.00%           100.00%           100.00%           100.00%           100.00%
                                             ------            ------            ------            ------            ------
                                             ------            ------            ------            ------            ------
Average rate paid on
 interest-bearing deposits  . . . . . . .              4.43%             3.38%             3.24%             3.87%            5.56%
                                                       ----              ----              ----              ----             ----
                                                       ----              ----              ----              ----             ----

     The level of time deposits of $100,000 or more has been steadily decreasing since 1989 and represented 10.41% of average total deposits at year-end 1995. The Company has not utilized brokered deposits. Approximately 94% of its time deposits of $100,000 or more at December 31, 1995 mature in one year or less.

                                                               December 31,
                                                                   1995
                                                              --------------
                                                              (In thousands)
             Three months or less. . . . . . . . . . . . . .     $53,286
             Over three through six months . . . . . . . . .      17,119
             Over six through twelve months  . . . . . . . .      16,623
             Over twelve months  . . . . . . . . . . . . . .       6,029
                                                                 -------
               Total . . . . . . . . . . . . . . . . . . . .     $93,057
                                                                 -------
                                                                 -------

     Federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained. Federal funds purchased and repurchase agreements totaled $3.71 million in 1995, compared to $171,000 in 1994.

     In 1995, the Bank became a member of the Federal Home Loan Bank of Topeka, Kansas (the "FHLB") and began borrowing from the FHLB at favorable interest rates. A total of $15 million was borrowed on a short-term basis and $918,000 was borrowed on a long-term basis to match-fund certain long-term fixed-rate loans. These borrowings are secured by a pledge of residential first mortgages.

     The Bank is highly liquid. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. Cash flows from operations, investing activities and other funding sources have provided the funds for the increased loan activity.

     The liquidity of BancFirst Corporation is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. During 1995, the Bank paid four dividends totaling $5.08 million.

CAPITAL RESOURCES

     Stockholders' equity totaled $98.3 million at year-end 1995, compared to $82 million at year-end 1994 and $80 million at year-end 1993. Stockholders' equity has generally increased each year since 1983, except for losses recognized in 1989 and 1990. The increase in 1995 was due to earnings retained and an increase in the net unrealized gain on securities available for sale. In 1994, stockholders' equity was reduced by the redemption of the $3.9 million issue of 10% Preferred Stock and $4.11 million of unrealized securities losses. The large increase in 1993 was due to the Company's public stock offering completed in April 1993 and earnings retained for the year. The Company's average equity capital ratio at year-end 1995 was 9.43%, compared to 9.34% for 1994 and 9.06% for 1993.

     At December 31, 1995, the Company's leverage ratio was 8.55% and its total risk-based capital ratio was 16.02%. The minimum leverage ratio is 3% and the minimum total risk-based capital ratio is 8%. The standards are considered to be minimum requirements and banking institutions are generally expected to maintain capital well above the minimum levels.

     In March 1995, the Company adopted a Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 200,000 shares of the Company's common stock. The SRP is to be used for purchases of stock by the Company's ESOP and may also be used to enhance earnings per share, provide stock for the exercise of stock options under the Company's ISOP or to provide additional liquidity for the stock. Stock purchases under the SRP must satisfy certain criteria regarding effects on earnings per share and book value dilution, resulting equity ratios and the price to book value of comparable size institutions. During 1995, the Company purchased and canceled 62,440 shares and the ESOP purchased 30,684 shares.

     Future dividend payments will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company's ability to pay dividends, Management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 1996.

                REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of BancFirst Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of BancFirst Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Oklahoma City, Oklahoma
March 27, 1996

                           BANCFIRST CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                                               DECEMBER 31,
                                                          ---------------------
                                                             1995        1994
                                                          ----------   --------
ASSETS
Cash and due from banks. . . . . . . . . . . . . . . . .  $   85,352   $ 53,564
Interest-bearing deposits with banks . . . . . . . . . .           1          -
Securities:
  Held for investment, at cost (market value: $42,577
   and $20,395, respectively). . . . . . . . . . . . . .      42,005     20,779
  Available for sale, at market value. . . . . . . . . .     221,108    202,265
Federal funds sold . . . . . . . . . . . . . . . . . . .      30,085     28,260
Loans:
  Total loans (net of unearned interest) . . . . . . . .     625,162    522,314
  Allowance for possible loan losses . . . . . . . . . .     (10,646)    (9,729)
                                                          ----------   --------
    Loans, net . . . . . . . . . . . . . . . . . . . . .     614,516    512,585
Premises and equipment, net. . . . . . . . . . . . . . .      28,308     26,462
Other real estate owned. . . . . . . . . . . . . . . . .         781      2,183
Intangible assets, net . . . . . . . . . . . . . . . . .       8,106      7,960
Accrued interest receivable. . . . . . . . . . . . . . .      10,403      8,518
Other assets . . . . . . . . . . . . . . . . . . . . . .       7,673     10,339
                                                          ----------   --------
    Total assets . . . . . . . . . . . . . . . . . . . .  $1,048,338   $872,915
                                                          ----------   --------
                                                          ----------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing. . . . . . . . . . . . . . . . . .  $   196,59   $168,426
  Interest-bearing . . . . . . . . . . . . . . . . . . .     726,572    616,425
                                                          ----------   --------
    Total deposits . . . . . . . . . . . . . . . . . . .     923,169    784,851
Short-term borrowings. . . . . . . . . . . . . . . . . .      18,705        117
Long-term borrowings . . . . . . . . . . . . . . . . . .         918          -
Accrued interest payable . . . . . . . . . . . . . . . .       3,237      2,089
Other liabilities. . . . . . . . . . . . . . . . . . . .       3,966      3,897
                                                          ----------   --------
    Total liabilities. . . . . . . . . . . . . . . . . .     949,995    790,954
                                                          ----------   --------
Commitments and contingent liabilities . . . . . . . . .
Stockholders' equity:
  Common stock (shares issued: 6,225,455 and 6,202,814,
   respectively) . . . . . . . . . . . . . . . . . . . .       6,225      6,203
  Capital surplus. . . . . . . . . . . . . . . . . . . .      34,769     34,259
  Retained earnings. . . . . . . . . . . . . . . . . . .      55,792     45,611
  Unrealized securities gains (losses), net of tax . . .       1,557     (4,112)
                                                          ----------   --------
    Total stockholders' equity . . . . . . . . . . . . .      98,343     81,961
                                                          ----------   --------
    Total liabilities and stockholders' equity . . . . .  $1,048,338   $872,915
                                                          ----------   --------
                                                          ----------   --------

See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                  (Dollars in thousands, except per share data)

                                                    YEAR ENDED DECEMBER 31,
                                               ----------------------------------
                                                  1995        1994        1993
                                               ----------  ----------  ----------
INTEREST INCOME
  Loans, including fees. . . . . . . . . . . . $   57,914     $45,609  $   37,433
  Interest-bearing deposits with banks . . . .         14           -           -
  Securities:
    Taxable. . . . . . . . . . . . . . . . . .     13,924      12,184      11,325
    Tax-exempt . . . . . . . . . . . . . . . .        614         631         667
Federal funds sold . . . . . . . . . . . . . .      1,673       1,350       1,099
                                               ----------  ----------  ----------
      Total interest income. . . . . . . . . .     74,139      59,774      50,524
                                               ----------  ----------  ----------
INTEREST EXPENSE
  Deposits . . . . . . . . . . . . . . . . . .     30,167      20,780      17,298
  Short-term borrowings. . . . . . . . . . . .        253          19          10
  Note payable . . . . . . . . . . . . . . . .          -           -         245
  Line of Credit . . . . . . . . . . . . . . .         16          39           -
  Long-term borrowings . . . . . . . . . . . .         14           -           -
                                               ----------  ----------  ----------
    Total interest expense . . . . . . . . . .     30,450      20,838      17,553
                                               ----------  ----------  ----------
  Net interest income. . . . . . . . . . . . .     43,689      38,936      32,971
  Provision for possible loan losses . . . . .        855         380         251
                                               ----------  ----------  ----------
    Net interest income after provision for
     possible loan losses. . . . . . . . . . .     42,834      38,556      32,720
                                               ----------  ----------  ----------
NONINTEREST INCOME
  Service charges on deposits. . . . . . . . .      7,869       7,641       6,566
  Securities transactions. . . . . . . . . . .        111           5         204
  Other. . . . . . . . . . . . . . . . . . . .      4,520       3,572       3,777
                                               ----------  ----------  ----------
    Total noninterest income . . . . . . . . .     12,500      11,218      10,547
                                               ----------  ----------  ----------
NONINTEREST EXPENSE
  Salaries and employee benefits . . . . . . .     19,909      17,228      15,094
  Occupancy and fixed assets expense, net. . .      2,049       1,787       1,804
  Depreciation . . . . . . . . . . . . . . . .      1,871       1,749       1,443
  Amortization . . . . . . . . . . . . . . . .      1,453       1,262       1,134
  Data processing services . . . . . . . . . .      1,164       1,359       1,194
  Net (income) expense from other real estate
   owned . . . . . . . . . . . . . . . . . . .         89        (312)        547
  Other. . . . . . . . . . . . . . . . . . . .      8,397       8,558       7,935
                                               ----------  ----------  ----------
    Total noninterest expense. . . . . . . . .     34,932      31,631      29,151
                                               ----------  ----------  ----------
  Income before taxes and cumulative effect of
   change in accounting principle. . . . . . .     20,402      18,143      14,116
  Income tax expense . . . . . . . . . . . . .     (7,563)     (6,546)     (3,962)
                                               ----------  ----------  ----------
  Income before cumulative effect of change in
   accounting principle. . . . . . . . . . . .     12,839      11,597      10,154
  Cumulative effect on prior years from
   adoption of new accounting principle for
   income taxes. . . . . . . . . . . . . . . .          -           -       1,318
                                               ----------  ----------  ----------
    Net income . . . . . . . . . . . . . . . . $   12,839  $   11,597  $   11,472
                                               ----------  ----------  ----------
                                               ----------  ----------  ----------

PER SHARE DATA (PRIMARY AND FULLY DILUTED)
  Income before cumulative effect of change in
   accounting principle. . . . . . . . . . . . $     2.01  $     1.80  $     1.77
  Cumulative effect on prior years from
   adoption of new accounting principle for
   income taxes. . . . . . . . . . . . . . . .          -           -        0.24
                                               ----------  ----------  ----------
  Net income . . . . . . . . . . . . . . . . . $     2.01  $     1.80  $     2.01
                                               ----------  ----------  ----------
                                               ----------  ----------  ----------
  Average common stock and common stock
   equivalents . . . . . . . . . . . . . . . .  6,391,424   6,399,518   5,513,009
                                               ----------  ----------  ----------
                                               ----------  ----------  ----------

See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                      YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------
                                           1995                1994                 1993
                                   -------------------  ------------------  -------------------
                                     SHARES    AMOUNT    SHARES     AMOUNT   SHARES     AMOUNT
                                   ---------  --------  ---------  -------  ---------  --------
10% PREFERRED STOCK
  Issued at beginning of year . .          -         -    779,668  $ 3,898    765,739  $  3,829
  Shares issued . . . . . . . . .          -         -          -        -     15,809        79
  Shares acquired and canceled. .          -         -   (779,668)  (3,898)    (1,880)      (10)
                                   ---------  --------  ---------  -------  ---------  --------
  Issued at end of year . . . . .          -         -          -  $     -     779,66  $  3,898
                                   ---------  --------  ---------  -------  ---------  --------
                                   ---------  --------  ---------  -------  ---------  --------
COMMON STOCK
  Issued at beginning of year . .  6,202,814  $  6,203  6,198,439  $ 6,198  4,816,982  $  4,817
  Shares issued . . . . . . . . .     85,081        85      4,375        5  1,478,618     1,478
  Shares acquired and canceled. .     (62,44)      (63)         -        -     (97,16)      (97)
                                   ---------  --------  ---------  -------  ---------  --------
  Issued at end of year . . . . .  6,225,455  $  6,225  6,202,814  $ 6,203  6,198,439  $  6,198
                                   ---------  --------  ---------  -------  ---------  --------
                                   ---------  --------  ---------  -------  ---------  --------
CAPITAL SURPLUS
  Balance at beginning of year. .             $ 34,259             $34,234             $ 16,484
  Common stock issued . . . . . .                  620                  25               17,750
  Shares acquired and canceled. .                 (110)                  -                    -
                                              --------             -------             --------
  Balance at end of year. . . . .             $ 34,769             $34,259             $ 34,234
                                              --------             -------             --------
                                              --------             -------             --------

RETAINED EARNINGS
  Balance at beginning of year. .             $ 45,611             $35,620             $ 26,227
  Net income. . . . . . . . . . .               12,839              11,597               11,472
  Dividends on 10% Preferred
   Stock ($0.07 and $0.50 per
   share in 1994 and 1993,
   respectively). . . . . . . . .                    -                 (55)                (386)
  Dividends on common stock
   ($0.29, $0.25 and $0.21 per
   share, respectively) . . . . .               (1,801)             (1,551)              (1,186)
  Common stock canceled . . . . .                 (857)                  -                 (507)
                                              --------             -------             --------
  Balance at end of year. . . . .             $ 55,792             $45,611             $ 35,620
                                              --------             -------             --------
                                              --------             -------             --------

UNREALIZED SECURITIES LOSSES
  Balance at beginning of year. .             $(4,112)             $     -
  Net change. . . . . . . . . . .               5,669               (4,112)
                                              --------             -------
  Balance at end of year. . . . .             $ 1,557              $(4,112)
                                              --------             -------
                                              --------             -------

TREASURY STOCK
  10% Preferred Stock:
    Held at beginning of year . .          -  $      -          -  $     -        940  $    (50)
    Shares acquired . . . . . . .          -         -          -        -          -         -
    Shares canceled . . . . . . .          -         -          -        -       (940)        5
                                   ---------  --------  ---------  -------  ---------  --------
    Held at end of year . . . . .          -  $      -          -  $     -          -  $      -
                                   ---------  --------  ---------  -------  ---------  --------
                                   ---------  --------  ---------  -------  ---------  --------
  Common Stock:
    Held at beginning of year . .          -  $      -          -  $     -     96,798  $   (599)
    Shares acquired . . . . . . .          -         -          -        -          -         -
    Shares canceled . . . . . . .          -         -          -        -    (96,798)      599
                                   ---------  --------  ---------  -------  ---------  --------
    Held at end of year . . . . .          -  $      -          -  $     -          -  $      -
                                   ---------  --------  ---------  -------  ---------  --------
                                   ---------  --------  ---------  -------  ---------  --------
    Total treasury stock. . . . .             $      -             $     -             $      -
                                              --------             -------             --------
                                              --------             -------             --------
    Total stockholders' equity. .             $ 98,343             $81,961             $ 79,950
                                              --------             -------             --------
                                              --------             -------             --------

See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                    YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1995      1994      1993
                                                 --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income . . . . . . . . . . . . . . . . .   $ 12,839  $ 11,597  $ 11,472
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Provision for possible losses. . . . . . .        985       380       251
    Depreciation and amortization. . . . . . .      3,324     3,011     2,577
    Net amortization of securities
     premiums and discounts. . . . . . . . . .        966     1,783     1,560
    Unrealized losses on other real estate
     owned . . . . . . . . . . . . . . . . . .        111         4       343
    (Increase) decrease in interest
     receivable  . . . . . . . . . . . . . . .     (1,208)     (681)      193
    Increase (decrease) in interest payable. .        808       530      (394)
    (Increase) decrease in deferred tax
     asset . . . . . . . . . . . . . . . . . .       (398)      477      (568)
    Other, net . . . . . . . . . . . . . . . .     (1,489)   (1,765)      (27)
                                                 --------  --------  --------
      Net cash provided by operating
       activities. . . . . . . . . . . . . . .     15,938    15,336    15,407
                                                 --------  --------  --------
INVESTING ACTIVITIES

  Cash and due from banks provided by/(used
   for) acquisitions . . . . . . . . . . . . .    (15,524)     414      3,733
  Purchases of securities. . . . . . . . . . .    (62,348) (71,577)   (82,349)
  Maturities of securities . . . . . . . . . .     71,925   63,154     87,676
  Proceeds from sales of securities. . . . . .      4,239   14,517        872
  Net decrease in federal funds sold . . . . .      8,482   13,281      6,103
  Purchases of loans . . . . . . . . . . . . .    (16,395)  (9,968)   (11,460)
  Proceeds from sales of loans . . . . . . . .     56,741   51,298     55,318
  Net other increase in loans. . . . . . . . .    (93,480) (73,949)   (77,403)
  Purchases of premises and equipment. . . . .     (2,941)  (9,158)    (2,390)
  Proceeds from the sale of other real
   estate owned and repossessed assets . . . .      1,448    3,613      3,243
  Purchase of minority interest. . . . . . . .          -   (1,121)      (645)
  Other, net . . . . . . . . . . . . . . . . .        347     (236)       252
                                                 --------  --------  --------
    Net cash used for investing activities . .    (47,506) (19,732)   (17,050)
                                                 --------  --------  --------
FINANCING ACTIVITIES
  Net increase in demand, transaction and
   savings deposits. . . . . . . . . . . . . .     20,109    7,742     41,866
  Net increase (decrease) in certificates
   of deposits . . . . . . . . . . . . . . . .     26,138    7,784    (38,565)
  Net increase (decrease) in short-term
   borrowings. . . . . . . . . . . . . . . . .     18,588     (818)       869
  Principal repayments on notes payable. . . .          -        -    (12,000)

  Net increase in long-term borrowings . . . .        918        -          -
  Issuance of common stock . . . . . . . . . .        370       30     14,448
  Purchase and retirement of common stock. . .     (1,029)       -          -
  Redemption of 10% Preferred Stock. . . . . .          -   (3,953)         -
  Cash dividends paid. . . . . . . . . . . . .     (1,737)  (1,683)    (1,196)
  Other, net . . . . . . . . . . . . . . . . .          -        -        (12)
                                                 --------  --------  --------
    Net cash provided by financing activities.     63,357    9,102      5,410
                                                 --------  --------  --------
  Net increase in cash and due from banks. . .     31,789    4,706      3,767
  Cash and due from banks at the beginning
   of the year . . . . . . . . . . . . . . . .     53,564   48,858     45,091
                                                 --------  --------  --------
  Cash and due from banks at the end of the
   year. . . . . . . . . . . . . . . . . . . .   $ 85,353  $ 53,564  $ 48,858
                                                 --------  --------  --------
                                                 --------  --------  --------
SUPPLEMENTAL DISCLOSURE
  Cash paid during the year for interest . . .   $ 29,301  $ 20,228  $ 17,533
                                                 --------  --------  --------
                                                 --------  --------  --------
  Cash paid during the year for income taxes .   $  7,649  $  5,579  $  3,889
                                                 --------  --------  --------
                                                 --------  --------  --------

See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the "Company") conform to generally accepted accounting principles and general practice within the banking industry. A summary of the significant accounting policies follows.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BancFirst Investment Corporation, BancFirst, Lenders Collection Corporation and National Express Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts for 1994 and 1993 have been reclassified to conform with the 1995 presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles inherently involves the use of estimates and assumptions which affect the amounts reported in the financial statements and the related disclosures. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported.

SECURITIES

     The Company's practice is to hold its securities to maturity and it does not engage in trading activities. Any sales of securities are to execute the Company's asset/liability management strategy, to eliminate a perceived credit risk in a specific security, or to provide liquidity. After January 1, 1994, securities that are being held for indefinite periods of time, or that may be sold as part of the Company's asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated market value. Unrealized gains or losses on securities available for sale are reported as a component of stockholders' equity, net of income tax. Securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method, unless such investments are considered permanently impaired, in which case they are adjusted to the lower of cost or market. Prior to January 1, 1994, all securities were classified as held for investment. Gains or losses from sales of securities are based upon the book value of the specific securities sold.

LOANS

     Loans are stated at the principal amount outstanding. Interest income on certain installment loans is recorded by use of a method which produces a reasonable approximation of a constant yield on the outstanding principal. Interest on all other loans is recognized based upon the principal amount outstanding.

     A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected.

                              BANCFIRST CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Cont.)

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is increased by annual provisions charged to operating expense and is reduced by net loan charge-offs. The provision for loan losses charged to operating expense is based on past loan loss experience and other factors which, in Management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by Management include evaluations of known problem loans, levels of adversely classified and nonperforming loans, and general economic conditions.

     The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), in January 1995. This new accounting standard requires that impaired loans be measured based upon the present value of future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans are collateral dependent. Accordingly, the amount of impairment is measured based upon the fair value of the underlying collateral and is included in the allowance for possible loan losses.

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operating expense and is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred while improvements are capitalized. When assets are sold or otherwise retired, the cost and applicable accumulated depreciation are removed from the respective accounts and any resulting gain or loss is reflected in operations.

OTHER REAL ESTATE OWNED

     Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure.
These properties are carried at fair market value based upon appraisals. Losses arising at the time of classification of such properties as other real estate owned are charged directly to the allowance for possible loan losses. Losses from declines in value of the properties subsequent to classification as other real estate owned are charged directly to operating expense.

INTANGIBLE ASSETS

     Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of the core deposits. The excess of cost over the fair value of assets acquired (goodwill) is amortized on a straight-line basis over fifteen to twenty years. Organization cost and trademarks are amortized on a straight-line basis over five years and fifteen years, respectively.

INCOME TAXES

     The Company files a consolidated income tax return.   In January 1993,
the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes." The adoption of FAS 109 changed the method of accounting for income taxes from the deferred method to an asset and liability approach. Under the asset and liability approach, deferred taxes are recognized for the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, based upon the tax rates expected to apply to taxable income in the periods when the related temporary differences are expected to be realized. Prior to 1993, deferred income taxes were recognized for the differences between the period in which certain income and expense items were recognized for financial statement purposes and the period in which they affected taxable income.

                              BANCFIRST CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Cont.)

EARNINGS PER COMMON SHARE

     Earnings per common share is computed by dividing net income, less preferred dividends requirement, by the weighted average of common shares and common stock equivalents outstanding, as restated for shares issued in business combinations accounted for as poolings of interests, if any.

STATEMENT OF CASH FLOWS

     For purposes of the statement of cash flows, the Company considers cash and due from banks as cash equivalents.

     In 1995, in connection with the acquisitions of State National Bank of Marlow, Oklahoma ("State National Bank") and Johnston County Bancshares, Inc. of Tishomingo, Oklahoma ("Johnston County Bancshares"), the Company paid cash of $17,960, including retirement of debt, issued common stock of $335, acquired assets of $112,049 and assumed liabilities of $92,755. The statement of cash flows for 1995 is presented net of the stock issued, assets acquired and liabilities assumed.

     In 1994, in connection with the acquisition of First City Bank of Tulsa, Oklahoma ("First City Bank"), the Company paid cash of $4,029, acquired assets of $37,177 and assumed liabilities of $33,132. The statement of cash flows for 1994 is presented net of the assets acquired and liabilities assumed.

     In 1993, in connection with the acquisition of United Bank and Trust of Norman and the mergers with Coweta Bancshares, Inc., First Stratford Bancorporation, Inc. and Weatherford Bancorporation, Inc. the Company issued common and preferred stock of $4,878, acquired assets of $103,338 and assumed liabilities of $100,008. The statement of cash flows for 1993 is presented net of the stock issued, assets acquired and liabilities assumed.

(2)  FORMATION OF BANCFIRST CORPORATION, MERGERS AND ACQUISITIONS

     BancFirst Corporation was incorporated in Oklahoma in July 1984. In June 1985, it merged with seven Oklahoma bank holding companies and has conducted business as a bank holding company since that time. Additional mergers and acquisitions have been completed and, as a result, BancFirst Corporation is the surviving corporation along with the aforementioned subsidiaries, while the holding companies, banks and other companies that were merged or acquired ceased to exist as separate companies.

     In February 1993, BancFirst purchased the majority of the assets and assumed the majority of the liabilities of United Bank and Trust Company of Norman, Oklahoma, by assuming net liabilities, including acquisition costs, of $1,617. The assets acquired had a total value of $32,670. A core deposit intangible of $520 and goodwill of $1,097 were recorded in the acquisition. The acquisition was accounted for as a purchase. Accordingly, the effect of the acquisition is included in the Company's consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company.

     On December 31, 1993 the Company completed mergers with Coweta Bancshares, Inc., First Stratford Bancorporation, Inc. and Weatherford Bancorporation, Inc. (the "Merged Companies"). The mergers were accomplished through the exchange of 406,091 shares of common stock and 15,809 shares of 10% Preferred Stock for all of the outstanding common and preferred stock of the Merged Companies. The Company and its officers and directors owned from 64% to 100% of the outstanding common stock of each of the Merged Companies. The mergers were accounted for as a book value purchase, which is similar to the pooling of interests method, although the effect of the mergers is included in the Company's consolidated financial statements from the date of the mergers forward. The Merged Companies had total assets of approximately

                              BANCFIRST CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Cont.)

$72,000 at the time of the mergers and the mergers did not have a material effect on the results of operations of the Company for 1993.

     In March 1994, the Company acquired First City Bank which had total assets of $37,177. The acquisition was for cash of $4,029, with First City Bank being merged into BancFirst. In a related transaction, the Company purchased the building in which First City Bank was located for $3,472. The acquisitions were accounted for as purchases. Accordingly, the effect of the acquisitions are included in the Company's consolidated financial statements from the date of the acquisitions forward. The acquisitions did not have a material effect on the operations of the Company.

     In April 1994, the Company acquired certain of the assets of National Express Money Orders, Inc., a money order company operating in Oklahoma and Texas. The new business is operated as a subsidiary of BancFirst under the name National Express Corporation. The acquisition was for cash and was accounted for as a purchase. Accordingly, the effect of the acquisition is included in the Company's consolidated financial statements from the date of the acquisition forward. The assets acquired were not material in relation to the Company's financial position and the acquisition did not have a material effect on the operations of the Company.

     In July 1994, BancFirst Corporation purchased the minority interest in its bank subsidiary, BancFirst, for $1,121, which was 1.1 times the book value of the respective shares of BancFirst common stock at June 30, 1994. The excess of the cost over the book value of the stock acquired was $103.

     In March 1995, the Company acquired State National Bank which had total assets of $101,998. The acquisition was for cash of $17,485, with an additional $500 placed in escrow pending the resolution of certain matters. State National Bank was immediately merged into BancFirst. The acquisition was accounted for as a purchase. Accordingly, the effect of the transaction is included in the Company's consolidated financial statements from the date of the acquisition forward. A core deposit intangible of $406 and goodwill of $810 were recorded for the acquisition. Subsequent payments from the escrow, if any, to the former shareholders of State National Bank will increase the goodwill recorded. Pro forma condensed results of operations, as though State National Bank had been acquired January 1, 1994, are as follows:

                                                      UNAUDITED
                                                  ------------------
                                                      YEAR ENDED
                                                     DECEMBER 31,
                                                  ------------------
                                                   1995        1994
                                                  -------    -------
Net interest income. . . . . . . . . . . . .      $44,350    $42,160
Net income . . . . . . . . . . . . . . . . .      $13,018    $12,296
Net income per common share and common
 stock equivalent. . . . . . . . . . . . . .      $  2.04    $  1.91

     In December 1995, the Company acquired all the assets and assumed all the liabilities of Johnston County Bancshares, Inc. of Tishomingo, Oklahoma ("Johnston County Bancshares"), which had total assets of $10,051. Johnston County Bancshares was controlled by certain executive officers and directors of the Company. The acquisition was accomplished through the exchange of 28,831 shares of common stock for all of outstanding common and preferred stock of Johnston County Bancshares. The minority shares of Johnston County Bancshares' subsidiary bank were purchased for $120. The acquisition was accounted for as a book value purchase, which is similar to the pooling of interests method, although the effect of the acquisition is included in the Company's consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 1995.

                              BANCFIRST CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Cont.)

     In June 1995, the Company entered into an agreement of merger with Commerce Bancorporation, Inc. of McLoud, Oklahoma ("Commerce Bancorp"), which was approximately $18,000 in assets. Commerce Bancorp is controlled by certain executive officers of the Company. Under the terms of the agreement, 156,510 shares of BancFirst Corporation common stock would be issued for the Commerce Bancorp common stock outstanding. The merger is subject to regulatory and shareholder approvals and is expected to be completed in 1996. The merger would be accounted for as a book value purchase, which is similar to the pooling of interests method, although the effect of the merger is included in the Company's consolidated financial statements from the date of the acquisition forward.

     In March 1996, BancFirst acquired City Bankshares, Inc. of Oklahoma City, Oklahoma ("City Bankshares"), which had $130,000 in total assets. The acquisition was for cash of $19,125, with City Bankshares and its subsidiary, City Bank, being merged into BancFirst. C-Teq, Inc., an 85% owned data processing subsidiary of City Bankshares, was spun off to the shareholders of City Bankshares prior to the acquisition. BancFirst also entered into an agreement with the CEO of City Bankshares whereby BancFirst paid the CEO $1,250 in exchange for an agreement not to compete with BancFirst for a period of four years. The acquisition will be accounted for as a purchase. Accordingly, the effect of the acquisition will be included in the Company's consolidated financial statements from the date of the acquisition forward.

(3)  DUE FROM BANKS AND FEDERAL FUNDS SOLD

     The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. Also, it sells federal funds to certain of these institutions on an overnight basis. As a result, the Company had concentrations of credit risk in two institutions totaling $33,903 at December 31, 1995 and in three institutions totaling $42,996 at December 31, 1994. These institutions are selected based on the strength of their financial condition and their creditworthiness. No collateral is required on such balances.

     The Company is required, as a matter of law, to maintain a reserve balance on deposit with the Federal Reserve Bank. The average amount of reserves maintained for each of the years ended December 31, 1995 and 1994 was approximately $26,546 and $24,110, respectively.

(4)  SECURITIES

     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), effective January 1, 1994. FAS 115 requires that investments in debt securities be classified and accounted for in three categories: held for investment, available for sale, and trading. As a result of adopting FAS 115, the Company transferred approximately $183,000 from securities held for investment to securities available for sale. These securities were adjusted to market value, resulting in an initial unrealized net gain of $2,640 which increased stockholders' equity $1,716 on an after-tax basis. During 1994, the unrealized net gain became an unrealized net loss of $6,327 and the amount included in stockholders' equity decreased $5,828 to an unrealized net loss of $4,112. During 1995, the unrealized net loss became an unrealized net gain of $2,397 and the amount included in stockholders' equity increased $5,669 to an unrealized net gain of $1,557. Prior to January 1, 1994, all securities were classified as held for investment.

                              BANCFIRST CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Cont.)

     The table below summarizes the book values and estimated market values of securities held for investment:

                                                      GROSS        GROSS     ESTIMATED
                                          BOOK     UNREALIZED   UNREALIZED    MARKET
                                          VALUE       GAINS       LOSSES       VALUE
                                         --------  ----------  -----------   ---------
DECEMBER 31, 1995
U.S. Treasury. . . . . . . . . . . . . . $  2,395   $    5       $  (1)       $  2,399
Other federal agencies . . . . . . . . .   27,957      381         (59)         28,279
States and political subdivisions. . . .   10,478      263         (15)         10,726
Other securities . . . . . . . . . . . .    1,175        1          (3)          1,173
                                         --------   ------       -----        --------
  Total. . . . . . . . . . . . . . . . . $ 42,005   $  650       $ (78)       $ 42,577
                                         --------   ------       -----        --------
                                         --------   ------       -----        --------
DECEMBER 31, 1994
U.S. Treasury. . . . . . . . . . . . . . $  2,691   $    -       $ (54)       $  2,637
Other federal agencies . . . . . . . . .    6,814       45        (272)          6,587
States and political subdivisions. . . .    9,191       73        (173)          9,091
Other securities . . . . . . . . . . . .    2,083        -          (3)          2,080
                                         --------   ------       -----        --------
  Total. . . . . . . . . . . . . . . . . $ 20,779   $  118       $(502)       $ 20,395
                                         --------   ------       -----        --------
                                         --------   ------       -----        --------
DECEMBER 31, 1993
U.S. Treasury. . . . . . . . . . . . . . $175,420   $1,803       $(223)       $177,000
Other federal agencies . . . . . . . . .   40,188    1,256         (66)         41,378
States and political subdivisions. . . .   10,606      545         (24)         11,127
Other securities . . . . . . . . . . . .    5,332       17          (3)          5,346
                                         --------   ------       -----        --------
  Total. . . . . . . . . . . . . . . . . $231,546   $3,621       $(316)       $234,851
                                         --------   ------       -----        --------
                                         --------   ------       -----        --------

     The table below summarizes the cost and estimated market values of securities available for sale:


                                                      GROSS        GROSS     ESTIMATED
                                                   UNREALIZED   UNREALIZED    MARKET
                                           COST       GAINS       LOSSES       VALUE
                                         --------  ----------  -----------   ---------
DECEMBER 31, 1995
U.S. Treasury. . . . . . . . . . . . . . $170,388   $2,179       $  (444)    $172,123
Other federal agencies . . . . . . . . .   43,641      912          (245)      44,308
States and political subdivisions. . . .      662        -            (5)         657
Other securities . . . . . . . . . . . .    4,020        -             -        4,020
                                         --------   ------       -------     --------
  Total. . . . . . . . . . . . . . . . . $218,711   $3,091       $  (694)    $221,108
                                         --------   ------       -------     --------
                                         --------   ------       -------     --------
DECEMBER 31, 1994
U.S. Treasury. . . . . . . . . . . . . . $178,192   $   24       $(5,825)    $172,391
Other federal agencies . . . . . . . . .   28,209       82          (541)      27,750
States and political subdivisions. . . .      814        -           (67)         747
Other securities . . . . . . . . . . . .    1,377        -             -        1,377
                                         --------   ------       -------     --------
  Total. . . . . . . . . . . . . . . . . $208,592   $  106       $(6,433)    $202,265
                                         --------   ------       -------     --------
                                         --------   ------       -------     --------

                              BANCFIRST CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Cont.)

     The maturities of securities held for investment and available for sale are summarized below. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

                                                           DECEMBER 31,
                                            ----------------------------------------
                                                   1995                   1994
                                            -------------------  -------------------
                                                      ESTIMATED            ESTIMATED
                                              BOOK     MARKET      BOOK     MARKET
                                             VALUE      VALUE     VALUE     VALUE
                                            --------  ---------  --------  ---------
HELD FOR INVESTMENT
Contractual maturity of debt securities:
  Within one year. . . . . . . . . . . . .  $  4,916   $  4,902  $  4,242   $  4,231
  After one year but within five years . .    12,502     12,748    10,452     10,339
  After five years but within ten years. .    20,789     21,030     4,654      4,456
  After ten years. . . . . . . . . . . . .     3,798      3,897     1,431      1,369
                                            --------   --------  --------   --------
    Total. . . . . . . . . . . . . . . . .  $ 42,005   $ 42,577  $ 20,779   $ 20,395
                                            --------   --------  --------   --------
                                            --------   --------  --------   --------

                                                      ESTIMATED            ESTIMATED
                                                       MARKET      BOOK     MARKET
                                              COST      VALUE     VALUE     VALUE
                                            --------  ---------  --------  ---------
AVAILABLE FOR SALE
Contractual maturity of debt securities:
  Within one year. . . . . . . . . . . . .  $ 50,455   $ 50,359  $ 66,312   $ 65,827
  After one year but within five years . .   144,962    147,369   126,009    120,663
  After five years but within ten years. .     8,231      8,363     2,792      2,750
  After ten years. . . . . . . . . . . . .    11,043     10,997    12,102     11,648
                                            --------   --------  --------   --------
    Total debt securities. . . . . . . . .   214,691    217,088   207,215    200,888
Equity securities. . . . . . . . . . . . .     4,020      4,020     1,377      1,377
                                            --------   --------  --------   --------
    Total. . . . . . . . . . . . . . . . .  $218,711   $221,108  $208,592   $202,265
                                            --------   --------  --------   --------
                                            --------   --------  --------   --------

Sales of securities are summarized below:

                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                             1995     1994      1993
                                             ------  -------   -----
             Proceeds. . . . . . . . . . . . $4,239  $14,517    $872
             Gross gains realized. . . . . .    172       74      24
             Gross losses realized . . . . .     61       69       -

     Securities having book values of $197,904, $160,556 and $151,606 at December 31, 1995, 1994 and 1993, respectively, were pledged to secure public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

                              BANCFIRST CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Cont.)

(5)  LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The following is a schedule of loans outstanding by category:

                                   DECEMBER 31, 1995     DECEMBER 31, 1994
                                   ------------------    ------------------
                                    AMOUNT    PERCENT     AMOUNT    PERCENT
                                   --------   -------    --------   -------
Commercial and industrial. . . . . $132,003   21.12 %    $112,750    21.59 %
Agriculture. . . . . . . . . . . .   27,222    4.35        24,492     4.69
State and political subdivisions:
  Taxable. . . . . . . . . . . . .      686    0.11           950     0.18
  Tax-exempt . . . . . . . . . . .    5,901    0.94         6,121     1.17
Oil and gas production . . . . . .    6,531    1.04         6,049     1.16
Real Estate:
  Construction . . . . . . . . . .   27,620    4.42        29,760     5.70
  Farmland . . . . . . . . . . . .   15,051    2.41        15,289     2.93
  One to four family residences. .  158,104   25.29       116,655    22.33
  Multifamily residential
   properties. . . . . . . . . . .    8,686    1.39        10,863     2.08
  Commercial . . . . . . . . . . .  123,698   19.79        99,336    19.02
Consumer . . . . . . . . . . . . .   75,715   12.11        62,542    11.97
Guaranteed student loans . . . . .   34,968    5.59        30,491     5.84
Credit card receivables. . . . . .    1,266    0.20         1,451     0.28
Other. . . . . . . . . . . . . . .    8,676    1.39         6,480     1.24
                                   --------              --------
                                    626,127               523,229
Unearned interest. . . . . . . . .     (965)  (0.15)         (915)   (0.18)
                                   --------  ------      --------   ------
  Total loans. . . . . . . . . . . $625,162  100.00 %    $522,314   100.00 %
                                   --------  ------      --------   ------
                                   --------  ------      --------   ------

     The Company's loans are mostly to customers within Oklahoma and over half of the loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained to secure loans is based upon the Company's underwriting standards and management's credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company's interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral. The amount of estimated loss due to credit risk in the Company's loan portfolio is provided for in the allowance for possible loan losses. The amount of the allowance required to provide for all existing losses in the loan portfolio is an estimate based upon evaluations of loans, appraisals of collateral and other estimates which are subject to rapid change due to changing economic conditions and the economic prospects of borrowers. It is reasonably possible that a material change could occur in the estimated allowance for possible loan losses in the near term.

                         BANCFIRST CORPORATION

     Changes in the allowance for possible loan losses are summarized as follows:

                                                 YEAR ENDED DECEMBER 31,
                                               -----------------------------
                                                 1995       1994       1993
                                               -------     ------     ------
Balance at beginning of year. . . . . . . . .   $9,729     $9,027     $7,202
                                               -------     ------     ------
Charge-offs . . . . . . . . . . . . . . . . .   (1,013)      (919)    (1,154)
Recoveries. . . . . . . . . . . . . . . . . .      561        924        905
                                               -------     ------     ------
  Net (charge-offs) recoveries. . . . . . . .     (452)         5       (249)
                                               -------     ------     ------
Provisions charged to operations. . . . . . .      855        380        251
Additions from acquisitions . . . . . . . . .      514        317      1,823
                                               -------     ------     ------
  Total additions . . . . . . . . . . . . . .    1,369        697      2,074
                                               -------     ------     ------
Balance at end of year. . . . . . . . . . . .  $10,646     $9,729     $9,027
                                               -------     ------     ------
                                               -------     ------     ------

   BancFirst has made loans in the ordinary course of business, to the executive officers and directors of the Company and to certain affiliates of these executive officers and directors. Management believes that all such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and do not represent more than a normal risk of collectibility or present other unfavorable features.
A summary of these loans is as follows:

                    BALANCE                             BALANCE
     YEAR ENDED    BEGINNING                AMOUNTS      END OF
    DECEMBER 31,    OF YEAR    ADDITIONS   COLLECTED      YEAR
    ------------   ---------   ---------   ---------    -------
        1993        $1,070        $222        $242       $1,050
        1994         1,050         581         441        1,190
        1995         1,190         750         387        1,553

Interest income attributable to related party loans amounted to $94, $63 and $68, in 1995, 1994 and 1993, respectively.

   The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), in January 1995. This new accounting standard requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. At December 31, 1995, the Company had recognized an impairment of $2,076 for loans which had a recorded investment totaling $5,685. Such impairment is included in the allowance for possible loan losses.

                         BANCFIRST CORPORATION

(6)  PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment by classification:

                                                   DECEMBER 31,
                                               ---------------------
                                                 1995         1994
                                               --------     --------
     Land. . . . . . . . . . . . . . . . . .   $  6,293     $  5,883
     Buildings . . . . . . . . . . . . . . .     29,033       26,644
     Furniture, fixtures and equipment . . .     14,134       14,195
     Accumulated depreciation. . . . . . . .    (21,152)     (20,260)
                                               --------     --------
       Total . . . . . . . . . . . . . . . .   $ 28,308     $ 26,462
                                               --------     --------
                                               --------     --------

(7)  INTANGIBLE ASSETS

     The following is a summary of intangible assets, net of accumulated amortization:

                                                           DECEMBER 31,
                                                         ---------------
                                                          1995     1994
                                                         ------   ------
Excess of cost over fair value of assets acquired . . .  $6,451   $6,298
Core deposit intangibles. . . . . . . . . . . . . . . .   1,641    1,641
Organization costs. . . . . . . . . . . . . . . . . . .       4        9
Trademarks. . . . . . . . . . . . . . . . . . . . . . .      10       12
                                                         ------   ------
  Total . . . . . . . . . . . . . . . . . . . . . . . .  $8,106   $7,960
                                                         ------   ------
                                                         ------   ------

(8)  TIME DEPOSITS

     Certificates of deposit in denominations of $100 or more totaled $93,057 and $57,327 at December 31, 1995 and 1994, respectively.

(9)  SHORT-TERM BORROWINGS

     The following is a summary of short-term borrowings:

                                              DECEMBER 31,
                                             --------------
                                               1995    1994
                                             -------   ----
   Federal funds purchased. . . . . . . . .  $   205   $ --
   Repurchase agreements. . . . . . . . . .    3,500    117
   Federal Home Loan Bank borrowings. . . .   15,000     --
                                             -------   ----
     Total. . . . . . . . . . . . . . . . .  $18,705   $117
                                             -------   ----
                                             -------   ----

     Federal funds purchased represents a borrowing of overnight funds from another financial institution.

     The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

                         BANCFIRST CORPORATION

     The borrowings from the Federal Home Loan Bank of Topeka, Kansas consist of the following:

     (a) $5,000 borrowing at 5.91%; due February 20, 1996; secured by a pledge of residential first mortgages.

     (b) $10,000 borrowing at 5.92%; due May 22, 1996; secured by a pledge of residential first mortgages.

(10) LINE OF CREDIT

     In August 1993, the Company entered into a $10,000 line of credit agreement to be used specifically for acquisitions. The line of credit matured June 1, 1995 and was not renewed. Borrowings under the line of credit would bear interest at prime rate. Collateral for the line of credit consisted of the shares of BancFirst common stock owned by BancFirst Corporation. The line of credit agreement contained restrictive covenants regarding the issuance of additional capital stock, additional indebtedness, liens and encumbrances, salaries, dividends and mergers. No advances were made under the line of credit.

(11) LONG-TERM BORROWINGS

     In 1995 the Company began borrowing from the Federal Home Loan Bank of Topeka, Kansas in order to match-fund certain long-term fixed rate loans. The terms of such borrowings are as follows:

     (a) $810 advance at 6.64%; interest payable monthly; semiannual principal payments of $27 starting March 31, 1996 and ending on September 29, 2010; secured by a pledge of residential first mortgages.

     (b) $108 advance at 6.32%; interest payable monthly; semiannual principal payments of $4 starting June 30, 1996 and ending on December 8, 2010; secured by a pledge of residential first mortgages.


(12) INCOME TAXES

     The components of the Company's income tax expense are as follows:

                                            YEAR ENDED DECEMBER 31,
                                         -----------------------------
                                           1995       1994       1993
                                         -------    -------    -------
Current taxes: Federal. . . . . . . . .  $(6,993)   $(5,554)   $(3,144)
               State. . . . . . . . . .     (904)      (638)        --
Deferred taxes. . . . . . . . . . . . .      334       (354)      (818)
                                         -------    -------    -------
  Income tax expense. . . . . . . . . .   (7,563)    (6,546)    (3,962)
Cumulative effect on prior years from
 adoption of new accounting principle
 for income taxes . . . . . . . . . . .       --         --      1,318
                                         -------    -------    -------
  Total income taxes. . . . . . . . . .  $(7,563)   $(6,546)   $(2,644)
                                         -------    -------    -------
                                         -------    -------    -------

     Income tax expense applicable to securities transactions approximated $19, $2 and $9 for the years ended December 31, 1995, 1994 and 1993, respectively.

     The tax expense for 1994 reflects the return of the Company to a fully taxable basis. The remainder of the Company's state tax net operating loss carryforwards were fully utilized in 1994 and state tax expense of $638 was recognized.

                         BANCFIRST CORPORATION

     In January 1993, the Company adopted FAS 109. The cumulative effect on prior years of the change in accounting for income taxes was recorded with a corresponding increase in the Company's deferred tax asset. The Company realized current taxable income for 1993, which was partially offset by the utilization of tax net operating loss carryforwards and alternative minimum tax credit carryforwards. Deferred tax expense was recognized for the change in temporary differences during the year, which was partially offset by an adjustment to the deferred tax asset to reflect the increase in the federal statutory tax rate from 34% to 35%.

     At December 31, 1995, the Company had net operating loss carryforwards for tax purposes of approximately $516. If not utilized, the tax net operating loss carryforwards will expire as follows: $7 in 1999, $155 in 2000, $167 in 2001, $41 in 2003, and $146 in 2004.

     A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes follows:

                                                            YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                           1995      1994       1993
                                                         -------    -------    -------
Tax expense at the federal statutory tax rate. . . .     $(7,141)   $(6,344)   $(4,841)
(Increase) decrease in tax expense from:
  Tax-exempt income, net . . . . . . . . . . . . . .         400        500        546
  Excess cost amortization . . . . . . . . . . . . .        (332)      (288)      (248)
  Alternative minimum tax credit carryforward
   utilized . . . . . . . . . . . . . . . . . . . . .         --         58        384
  Adoption of new accounting principle for
    income taxes . . . . . . . . . . . . . . . . . . .        --         --      1,318
  State tax expense, net of federal tax benefit. . . .      (600)      (396)        --
  Other, net. . . . . . . . . . . . . . .. . . . . . .       110        (76)       197
                                                         -------    -------    -------
  Total tax expense. . . . . . . . . . . . . . . . . .   $(7,563)   $(6,546)   $(2,644)
                                                         -------    -------    -------
                                                         -------    -------    -------

                         BANCFIRST CORPORATION

 The net deferred tax asset consisted of the following:

                                                     DECEMBER 31,
                                                  -------------------
                                                    1995        1994
                                                  -------     -------
Provisions for possible loan losses. . . . . . .  $ 3,120     $ 2,681
Unrealized net loss on
securities available for sale. . . . . . . . . .       --       2,214
Write-downs of other real estate owned . . . . .      139         161
Net operating loss carryforwards . . . . . . . .      181         208
Provision for contingent losses. . . . . . . . .       76          88
Other. . . . . . . . . . . . . . . . . . . . . .      229         210
                                                  -------     -------
Gross deferred tax assets. . . . . . . . . . . .    3,745       5,562
                                                  -------     -------
Unrealized net gain on securities available
 for sale. . . . . . . . . . . . . . . . . . . .     (838)         --
Depreciation . . . . . . . . . . . . . . . . . .     (820)       (868)
Other. . . . . . . . . . . . . . . . . . . . . .     (236)       (182)
                                                  -------     -------
Gross deferred tax liabilities . . . . . . . . .   (1,894)     (1,050)
                                                  -------     -------
Net deferred tax asset . . . . . . . . . . . . .  $ 1,851     $ 4,512
                                                  -------     -------
                                                  -------     -------

(13)EMPLOYEE BENEFITS

     In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the "ESOP") effective January 1, 1985. The ESOP covers all eligible employees, as defined in the ESOP of the Company and its subsidiaries. The ESOP allows employees to defer up to 12% of their base salary, of which the Company may match 50%, but not to exceed 3% of their base salary. In addition, the Company may make discretionary contributions to the ESOP, as determined by the Company's Board of Directors. The aggregate amounts of contributions by the Company to the ESOP for the years ended December 31, 1995, 1994 and 1993, were approximately $621, $582 and $595, respectively.

     The Company also adopted a nonqualified incentive stock option plan (the "ISOP") in May 1986. The maximum number of common shares approved to be issued under the ISOP is 500,000. The options are exercisable beginning four years from the date of grant at the rate 25% per year for four years and expire at the end of fifteen years from the date of grant. Options currently outstanding will become exercisable through the year 2005. The option price must be no less than 100% of the fair market value of the stock relating to such option. A summary of the number of options outstanding follows.

                         BANCFIRST CORPORATION

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1995      1994      1993
                                                    -------   -------   -------
Beginning of year . . . . . . . . . . . . . . . .   421,625   381,000   400,000
Options issued (average option price $17.23,
 $14.19 and $16.06, respectively) . . . . . . . .    25,000    45,000    11,000
Options exercised (average option price
 $6.59, $6.79 and $6.80, respectively). . . . . .   (56,250)   (4,375)  (25,000)
Options canceled. . . . . . . . . . . . . . . . .    (6,250)       --    (5,000)
                                                    -------   -------   -------
End of year . . . . . . . . . . . . . . . . . . .   384,125   421,625   381,000
                                                    -------   -------   -------
                                                    -------   -------   -------

     At December 31, 1995 there were 209,875 options eligible to be exercised at an option price per share of $6.50 to $7.00.

(14) STOCKHOLDERS' EQUITY

     The following is a description of the capital stock of the Company:

     (a) 10% Preferred Stock: cumulative dividends, non-voting; $5 par value, redeemable at the Company's option at $5 per share plus accumulated dividends; 900,000 shares authorized. Shares issued were 779,668 shares at December 31, 1993 and 765,739 at December 31, 1992. Shares outstanding were 779,668 shares at December 31, 1993 and 764,799 shares at December 31, 1992. This issue of preferred stock was redeemed in February 1994 for the par value plus accumulated dividends of $0.07 per share.

     (b) Senior Preferred Stock: $1.00 par value; 10,000,000 shares authorized; no shares issued or outstanding. Shares may be issued with such voting, dividend, redemption, sinking fund, conversion, exchange, liquidation and other rights as shall be determined by the Company's Board of Directors, without approval of the stockholders. The Senior Preferred Stock would have a preference over BancFirst common stock as to payment of dividends, as to the right to distribution of assets upon redemption of such shares or upon liquidation of the Company.

     (c) Common stock: $1 par value; 6,800,000 shares authorized. Shares issued and outstanding were 6,202,814 shares at December 31, 1994 and 6,198,439 shares at December 31, 1993.

     In March 1995, the Company adopted a Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 200,000 shares of the Company's common stock. The SRP is to be used for purchases of stock by the Company's ESOP, and may also be used to enhance earnings per share, provide stock for the exercise of stock options under the Company's ISOP or to provide additional liquidity for the stock. Stock purchases under the SRP must satisfy certain criteria regarding effects on earnings per share and book value dilution, resulting equity ratios and the price to book value of comparable size institutions. During 1995, the Company purchased and canceled 62,440 shares and the ESOP purchased 30,684 shares.

     In April 1993, the Company completed a public offering of its common stock and issued 1,010,950 new shares. The offering price was $15.00 per share and the net proceeds to the Company, after expenses of the offering, was approximately $13,900. A portion of the proceeds was used to retire the Company's note payable.

                         BANCFIRST CORPORATION

     In connection with the acquisition of Arbuckle Bancorp, Inc. in 1987, 45,634 shares of common stock were placed in escrow to be issued over a three-year period upon the satisfaction of certain conditions. Stock issued from the escrow was recorded at the fair market value as of the date of issuance and increased the excess of cost over the fair value of assets acquired. During 1991, 5,285 shares were issued with a value of $15 and 11 fractional shares were paid in cash. During 1993, certain matters regarding the escrowed stock were resolved, and 21,973 shares were issued with a value of $352 and 15 fractional shares were paid in cash. The escrow was then terminated.

     Dividends accumulated and unpaid on the 10% Preferred Stock as of December 31, 1993 totaled $195, or the equivalent of $0.03 per common share outstanding. The 10% Preferred Stock dividends accumulated and unpaid as of December 31, 1993 were paid on the scheduled due date in January 1994. In February 1994, the 10% Preferred Stock was retired.

     BancFirst Corporation's ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval.

(15) NET INCOME PER COMMON SHARE

     Net income per common share is calculated as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                      1995      1994      1993
                                                    -------   -------   -------
Net income . . . . . . . . . . . . . . . . . . . .  $12,839   $11,597   $11,472
                                                    -------   -------   -------
Less preferred dividends:
  10% Preferred Stock. . . . . . . . . . . . . . .       --       (55)     (386)
                                                    -------   -------   -------
Net income applicable to common shareholders . . .  $12,839   $11,542   $11,086
                                                    -------   -------   -------
                                                    -------   -------   -------
Average common shares and common stock
 equivalents outstanding (in thousands). . . . . .    6,391     6,400     5,513
                                                    -------   -------   -------
                                                    -------   -------   -------
Net income per common share (primary and
 fully diluted) . . . . . . . . . . . . . . . . . .   $2.01     $1.80     $2.01
                                                    -------   -------   -------
                                                    -------   -------   -------


     Average common shares and common stock equivalents for 1995 and 1994 includes shares relating to stock options exercisable within the next five years.

                         BANCFIRST CORPORATION

(16) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

                            BALANCE SHEET

                                                       DECEMBER 31,
                                                     -----------------
                                                       1995      1994
                                                     -------   -------
         ASSETS
           Cash . . . . . . . . . . . . . . . . . .  $ 3,232   $   307
           Investment in subsidiaries, at equity. .   91,247    76,605
           Intangible assets. . . . . . . . . . . .    3,845     4,659
           Deferred tax asset . . . . . . . . . . .      197       210
           Other assets . . . . . . . . . . . . . .      563       593
                                                     -------   -------
             Total assets . . . . . . . . . . . . .  $99,084   $82,374
                                                     -------   -------
                                                     -------   -------
         LIABILITIES AND STOCKHOLDERS' EQUITY
           Liabilities. . . . . . . . . . . . . . .  $   741   $   413
           Stockholders' equity . . . . . . . . . .   98,343    81,961
                                                     -------   -------
             Total liabilities and
              stockholders' equity. . . . . . . . .  $99,084   $82,374
                                                     -------   -------
                                                     -------   -------

                          STATEMENT OF INCOME

                                                YEAR ENDED DECEMBER
                                            ---------------------------
                                              1995      1994      1993
                                            -------   -------   -------
OPERATING INCOME
  Dividends from subsidiaries. . . . . . .  $ 5,075   $ 4,236   $ 5,642
  Interest . . . . . . . . . . . . . . . .       37        22       137
  Other. . . . . . . . . . . . . . . . . .       58         2        65
                                            -------   -------   -------
    Total operating income . . . . . . . .    5,170     4,260     5,844
                                            -------   -------   -------
OPERATING EXPENSE
  Interest . . . . . . . . . . . . . . . .       16        39       245
  Amortization . . . . . . . . . . . . . .      814       811       751
  Other. . . . . . . . . . . . . . . . . .       41        31        38
                                            -------   -------   -------
    Total operating expense. . . . . . . .      871       881     1,034
                                            -------   -------   -------
Income before income taxes, equity in
 undistributed earnings of subsidiaries
 and cumulative effect of change in
 accounting principle. . . . . . . . . . .    4,299     3,379     4,810
Allocated income tax benefit . . . . . . .      222       364     1,040
                                            -------   -------   -------
Income before equity in undistributed
 earnings of subsidiaries and
 cumulative effect of change in
 accounting principle. . . . . . . . . . .    4,521     3,743     5,850
Equity in undistributed earnings of
 subsidiaries. . . . . . . . . . . . . . .    8,318     7,854     4,304
                                            -------   -------   -------
Income before cumulative effect of change
 in accounting principle . . . . . . . . .   12,839    11,597    10,154
Cumulative effect on prior years from
 adoption of new accounting principle
 for income taxes. . . . . . . . . . . . .       --        --     1,318
                                            -------   -------   -------
  Net income . . . . . . . . . . . . . . .  $12,839   $11,597   $11,472
                                            -------   -------   -------
                                            -------   -------   -------

                         BANCFIRST CORPORATION

                      STATEMENT OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1995       1994       1993
                                                --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . .   $ 12,839   $ 11,597   $ 11,472
  Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization . . . . . .        814        811        751
    Net income of subsidiaries. . . . . . . .    (13,393)   (12,180)   (10,198)
    Minority interest in income of
     subsidiaries . . . . . . . . . . . . . .         --         90        252
    (Increase) decrease in deferred
     tax asset. . . . . . . . . . . . . . . .        (13)        14      2,050
    Other, net. . . . . . . . . . . . . . . .        766       (590)    (3,741)
                                                --------   --------   --------
  Net cash provided (used) by operating
   activities . . . . . . . . . . . . . . . .      1,013       (258)       586
                                                --------   --------   --------
INVESTING ACTIVITIES
  Cash dividends received from
   subsidiaries . . . . . . . . . . . . . . .      5,075      4,236      5,642
  Purchases of stock of subsidiaries. . . . .         --     (1,121)    (3,145)
  Net cash from acquisitions and mergers. . .       (320)        --        141
  Other, net. . . . . . . . . . . . . . . . .       (447)       (24)        --
                                                --------   --------   --------
  Net cash provided by investing activities .      4,308      3,091      2,638
                                                --------   --------   --------
FINANCING ACTIVITIES
  Principal repayments on notes payable . . .         --         --    (13,983)
  Issuance of common stock. . . . . . . . . .        370         30     14,096
  Redemption of 10% Preferred Stock . . . . .         --     (3,953)        --
  Purchases of common stock . . . . . . . . .     (1,029)        --     (1,613)
  Cash dividends paid . . . . . . . . . . . .     (1,737)    (1,683)    (1,196)
                                                --------   --------   --------
  Net cash used by financing activities . . .     (2,396)    (5,606)    (2,696)
                                                --------   --------   --------
Net increase (decrease) in cash . . . . . . .      2,925     (2,773)       528
Cash at the beginning of the year . . . . . .        307      3,080      2,552
                                                --------   --------   --------
Cash at the end of the year . . . . . . . . .   $  3,232   $    307   $  3,080
                                                --------   --------   --------
                                                --------   --------   --------
SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest. . . .   $     16   $     54   $    326
                                                --------   --------   --------
                                                --------   --------   --------
Cash received during the year for
 income taxes, net. . . . . . . . . . . . . .   $   (296)  $   (220)  $   (796)
                                                --------   --------   --------
                                                --------   --------   --------

                            BANCFIRST CORPORATION

(17) RELATED PARTY TRANSACTIONS

     BancFirst provides item processing and correspondent services to
affiliated institutions.   At December 31, 1995 and 1994, balances due to
these institutions totaled $673 and $224, respectively. Service charges to these affiliate institutions for December 31, 1995, 1994 and 1993 totaled $121, $131 and $312, respectively.

     The Company purchases supplies, furniture and equipment from an affiliated company. During the years ended December 31, 1995, 1994 and 1993, such purchases totaled $95, $179 and $341, respectively.

     The Company also sells credit life and credit accident and health insurance policies for an affiliated insurance company. The Company retains a 40% commission for such sales, which is the maximum amount permitted by law. Net premiums paid to the affiliated insurance company for the years ended December 31, 1995, 1994 and 1993 were $763, $564 and $602, respectively.

     Refer to note (5) for information regarding loan transactions with related parties.

(18) COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit which involve elements of credit and interest rate risk to varying degrees. The Company's exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the instrument's contractual amount. To control this credit risk, the Company uses the same underwriting standards as it uses for loans recorded on the balance sheet. The amounts of financial instruments with off-balance-sheet risk are as follows:

                                              DECEMBER 31,
                                      -----------------------------
                                        1995       1994      1993
                                      --------   --------  --------
          Loan commitments . . . . .  $117,418   $102,590  $ 50,308
          Letters of credit. . . . .     8,386     10,953     8,347

     Loan commitments are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the instruments are expected to expire without being drawn upon, the total amounts do not necessarily represent commitments that will be funded in the future.

     The Company leases office space in two buildings and two parcels of land on which it owns buildings. These leases expire at various dates through 2016. The future minimum rental payments under these leases are as follows:

                            BANCFIRST CORPORATION


         YEAR ENDING DECEMBER 31:
                   1996                    $  137
                   1997                       141
                   1998                       141
                   1999                       141
                   2000                       149
               Later years                    996
                                           ------
                  Total                    $1,705
                                           ------
                                           ------

     Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $133, $176 and $293 during 1995, 1994 and 1993, respectively.

     The Company is a defendant in legal actions arising from normal business activities. During 1992, the Company accrued estimated amounts to settle certain of these actions. During 1995, one of these actions was resolved in the Company's favor and the accrual was reversed. Management believes that all other legal actions against the Company are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position or results of operations.

(19) FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values reported below for financial instruments are based on a variety of factors. In some cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND DUE FROM BANKS; FEDERAL FUNDS SOLD

     The carrying amount of these short-term instruments is a reasonable estimate of fair value.

SECURITIES

     For securities, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOANS

     For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. For residential mortgage loans held for sale, guaranteed student loans and participations in pools of credit card receivables, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

                            BANCFIRST CORPORATION

DEPOSIT LIABILITIES

     The fair value of transaction and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS

     The amount payable on these short-term instruments is a reasonable estimate of fair value.

LONG-TERM BORROWINGS

     The fair value of fixed-rate long-term borrowings is estimated using the rates that would be charged for borrowings of similar remaining maturities.


LOAN COMMITMENTS AND LETTERS OF CREDIT

     The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the terms of the agreements. The fair value of letters of credit is based on fees currently charged for similar agreements.

     The estimated fair values of the Company's financial instruments are as follows:

                                                                    DECEMBER 31,
                                                       ----------------------------------------
                                                              1995                 1994
                                                       ------------------   ------------------
                                                       CARRYING     FAIR    CARRYING    FAIR
                                                         AMOUNT     VALUE      AMOUNT     VALUE
                                                        --------   --------   --------   --------
FINANCIAL ASSETS
  Cash and due from banks . . . . . . . . . . . . . .   $ 85,353   $ 85,353   $ 53,564   $ 53,564

  Federal funds sold. . . . . . . . . . . . . . . . .     30,085     30,085     28,260     28,260

  Securities. . . . . . . . . . . . . . . . . . . . .    263,113    263,685    223,044    222,660

  Loans:

    Loans (net of unearned interest). . . . . . . . .    625,162               522,314

    Allowance for possible loan losses. . . . . . . .    (10,646)               (9,729)
                                                        --------              --------

     Loans, net . . . . . . . . . . . . . . . . . . .    614,516    615,974    512,585    508,911

FINANCIAL LIABILITIES

  Deposits. . . . . . . . . . . . . . . . . . . . . .    923,169    923,368    784,851    783,193

  Short-term borrowings . . . . . . . . . . . . . . .     18,705     18,705        117        117

  Long-term borrowings. . . . . . . . . . . . . . . .        918        918

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

  Loan commitments . . . . . . . . . . . . . . . . . .                  769                   672

  Letters of credit. . . . . . . . . . . . . . . . . .                   63                    81


                                INDEX TO EXHIBITS

EXHIBIT                                                 PAGE NUMBER AT WHICH EXHIBIT
NUMBER             DESCRIPTION                    APPEARS IN SEQUENTIALLY NUMBERED PAGES
------   ------------------------------------    -----------------------------------------
 2.1     Agreement and Plan of Reorganization    Exhibit 2.4 to the Company's Report on
         dated October 28, 1994 among            Form 10-Q for the quarter ended
         BancFirst, State National Bank,         September 30, 1994 and incorporated herein
         Marlow, and certain shareholders of     by reference.
         State National Bank.


 2.2     Agreement and Plan of Reorganization    Exhibit 2.2 to the Company's Report on
         dated September 16, 1995 between        Form 10-Q for the quarter ended
         BancFirst and City Bankshares, Inc.     September 30, 1995 and incorporated
                                                 herein by reference.

 2.3     Agreement dated September 16, 1995      Exhibit 2.3 to the Company's Report on
         between BancFirst and William O.        Form 10-Q for the quarter ended
         Johnstone.                              September 30, 1995 and incorporated
                                                 herein by reference.

 3.1     Amended and Restated Certificate of     Exhibit No. 33 to the Company's
         Incorporation.                          Registration Statement on Form S-2, File
                                                 No. 33-58804, and incorporated herein by
                                                 reference.

 3.2     Certificate of Amendment to the         Exhibit 3.2 to the Company's Annual
         Amended and Restated Certificate of     Report on Form 10-K for the fiscal year
         Incorporation.                          ended December 31, 1993 and
                                                 incorporated herein by reference.

 3.3     Amended By-Laws.                        Exhibit 3.2 to the Company's Annual
                                                 Report on Form 10-K for the fiscal year
                                                 ended December 31, 1992 and
                                                 incorporated herein by reference.

10.10    United Community Corporation (now       Exhibit No. 10.09 to the Company's
         BancFirst Corporation) Stock Option     Registration Statement on Form S-4, file
         Plan.                                   No. 33-13016 and incorporated herein by
                                                 reference.

10.11    BancFirst Corporation Employee Stock    Exhibit 10.12 to the Company's Annual
         Ownership and Thrift Plan.              Report on Form 10-K for the fiscal year
                                                 ended December 31, 1992 and
                                                 incorporated herein by reference.

22.1     Subsidiaries of Registrant.             Page 58

27.1     Financial Data Schedule                 Page 60
