Form 10-Q
period 1996-03-31
BANCFIRST CORP /OK/
filed 1996-05-14
CIK 760498

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             ----------------------


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended March 31, 1996       Commission File Number 0-14384



                  BANCFIRST-Registered Trademark- CORPORATION
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


                                 (405) 270-1086
                 (Registrant's area code and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  No     .
                                        ---    ---


As of April 30, 1996, there were 6,239,205 shares of Common Stock outstanding.

                                   FORM 10-Q

                             CROSS-REFERENCE INDEX


ITEM              PART I.  FINANCIAL INFORMATION                     PAGE
- ----   ----------------------------------------------------          ----
 1.    Financial Statements                                            1

 2.    Management's Discussion and Analysis of                         6
       Financial Condition and Results of Operations

                   PART II.  OTHER INFORMATION
       ----------------------------------------------------
 1.    Legal Proceedings                                        Not Applicable

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

                        PART I.  FINANCIAL INFORMATION

                             BANCFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                         MARCH 31,          DECEMBER 31,
                                                 -----------------------    ------------
                                                    1996          1995          1995
                                                 ----------     --------     ----------
ASSETS
Cash and due from banks                          $   69,435     $ 63,342     $   85,352
Interest-bearing deposits with banks                      6           --              1
Securities:
  Held for investment, at cost (market value:
   $61,447, $35,949 and $42,577, respectively)       61,022       35,963         42,005
  Available for sale, at market value               226,732      218,451        221,108
Federal funds sold                                   42,555       25,373         30,085
Loans:
  Total loans (net of unearned interest)            715,290      575,657        625,162
  Allowance for possible loan losses                (11,577)     (10,072)       (10,646)
                                                 ----------     --------     ----------
    Loans, net                                      703,713      565,585        614,516
Premises and equipment, net                          32,889       26,978         28,308
Other real estate owned                               1,476        2,746            781
Intangible assets, net                               15,474        9,512          8,106
Accrued interest receivable                          11,266        9,575         10,403
Other assets                                         17,759        9,842          7,673
                                                 ----------     --------     ----------
    Total assets                                 $1,182,327     $967,367     $1,048,338
                                                 ----------     --------     ----------
                                                 ----------     --------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                              $230,648     $171,055       $196,597
  Interest-bearing                                  830,000      701,576        726,572
                                                 ----------     --------     ----------
    Total deposits                                1,060,659      872,631        923,169
Short-term borrowings                                10,290          214         18,705
Long-term borrowings                                  1,341           --            918
Accrued interest payable                              3,803        3,149          3,237
Other liabilities                                     5,773        4,941          3,966
                                                 ----------     --------     ----------
    Total liabilities                             1,081,855      880,935        949,995
                                                 ----------     --------     ----------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock (shares issued: 6,239,205,
   6,204,564 and 6,225,455 shares,
   respectively)                                      6,239        6,205          6,225
  Capital surplus                                    34,849       34,268         34,769
  Retained earnings                                  58,794       47,931         55,792
  Unrealized securities gains (losses),
   net of tax                                           590       (1,972)         1,557
                                                 ----------     --------     ----------
    Total stockholders' equity                      100,472       86,432         98,343
                                                 ----------     --------     ----------
    Total liabilities and stockholders' equity   $1,182,327     $967,367     $1,048,338
                                                 ----------     --------     ----------
                                                 ----------     --------     ----------

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands, except per share data)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ------------------------
                                                                     1996          1995
                                                                  ----------    ----------
INTEREST INCOME
 Loans, including fees                                            $   15,597    $   13,030
 Interest-bearing deposits with banks                                      1            --
 Securities:
   Taxable                                                             3,784         2,974
   Tax-exempt                                                            151           136
 Federal funds sold                                                      442           465
                                                                  ----------    ----------
      Total interest income                                           19,975        16,605
                                                                  ----------    ----------
INTEREST EXPENSE
 Deposits                                                              7,714         6,635
 Short-term borrowings                                                   220            16
 Line of credit                                                           --             9
 Long-term borrowings                                                     20            --
                                                                  ----------    ----------
      Total interest expense                                           7,954         6,660
                                                                  ----------    ----------
 Net interest income                                                  12,021         9,945
 Provision for possible loan losses                                       98            61
                                                                  ----------    ----------
   Net interest income after provision for possible loan losses       11,923         9,884
                                                                  ----------    ----------
NONINTEREST INCOME
 Service charges on deposits                                           1,946         1,905
 Securities transactions                                                   5             7
 Other                                                                 1,410           917
                                                                  ----------    ----------
      Total noninterest income                                         3,361         2,829
                                                                  ----------    ----------
NONINTEREST EXPENSE
 Salaries and employee benefits                                        5,726         4,740
 Occupancy and fixed assets expense, net                                 527           440
 Depreciation                                                            499           457
 Amortization                                                            387           309
 Data processing services                                                342           300
 Net expense from other real estate owned                                 42             4
 Other                                                                 2,190         2,040
                                                                  ----------    ----------
      Total noninterest expense                                        9,713         8,290
                                                                  ----------    ----------
 Income before taxes                                                   5,571         4,423
 Income tax expense                                                   (2,070)       (1,669)
                                                                  ----------    ----------
      Net income                                                  $    3,501    $    2,754
                                                                  ----------    ----------
                                                                  ----------    ----------
PER SHARE DATA (PRIMARY AND FULLY DILUTED)
Net income                                                        $     0.54    $     0.43
                                                                  ----------    ----------
                                                                  ----------    ----------
Average common stock and common stock equivalents                  6,435,253     6,400,896
                                                                  ----------    ----------
                                                                  ----------    ----------


See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                           THREE MONTHS
                                                              ENDED
                                                             MARCH 31,
                                                       --------------------
                                                         1996        1995
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES                   $ (3,271)   $  4,173
                                                       --------    --------
INVESTING ACTIVITIES
Cash and due from banks used for acquisitions           (11,281)    (15,542)
Purchases of securities                                  (8,244)    (10,375)
Maturities of securities                                 14,209      25,535
Proceeds from sales of securities                         5,015         654
Net (increase) decrease in federal funds sold            (1,000)     13,310
Purchases of loans                                       (3,940)     (2,960)
Proceeds from sales of loans                             19,917       8,464
Net other increase in loans                             (32,681)    (16,075)
Purchases of premises and equipment                      (1,390)       (476)
Proceeds from the sale of other real estate owned
 and repossessed assets                                     261         270
Other, net                                                  407           2
                                                       --------    --------
  Net cash provided (used) by investing activities      (18,727)      2,807
                                                       --------    --------
FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and
 savings deposits                                         7,235     (11,116)
Net increase in certificates of deposits                  7,538      14,240
Net increase (decrease) in short-term borrowings         (8,705)         97
Net increase in long-term borrowings                        423          --
Issuance of common stock                                     93          11
Cash dividends paid                                        (498)       (434)
                                                       --------    --------
  Net cash provided by financing activities               6,086       2,798
                                                       --------    --------
Net increase (decrease) in cash and due from banks      (15,912)      9,778
Cash and due from banks at the beginning of
 the period                                              85,353      53,564
                                                       --------    --------
Cash and due from banks at the end of the period       $ 69,441    $ 63,342
                                                       --------    --------
                                                       --------    --------
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest               $  7,388    $  5,600
                                                       --------    --------
                                                       --------    --------
Cash paid during the period for income taxes           $     70    $     --
                                                       --------    --------
                                                       --------    --------

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

     The interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 1995, the date of the most recent annual report. Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles inherently involves the use of estimates and assumptions which affect the amounts reported in the financial statements and the related disclosures. Such estimates and assumptions may change over time and actual amounts may differ from those reported.

(2)  ACQUISITIONS

     In March 1996, the Company acquired City Bankshares, Inc. of Oklahoma City, Oklahoma ("City Bankshares"), which had $130,000 in total assets.
The acquisition was for cash of $19,125, with City Bankshares and its subsidiary, City Bank, being merged into BancFirst. C-Teq, Inc., an 85% owned data processing subsidiary of City Bankshares, was spun off to the shareholders of City Bankshares prior to the acquisition. BancFirst also entered into an agreement with the CEO of City Bankshares whereby BancFirst paid the CEO $1,250 in exchange for an agreement not to compete with BancFirst for a period of four years. The acquisition was accounted for as a purchase. Accordingly, the effect of the acquisition is included in the Company's consolidated financial statements from the date of the acquisition forward. Pro forma condensed results of operations, as though City Bankshares had been acquired January 1, 1995, are as follows:

                                THREE MONTHS
                                   ENDED              YEAR ENDED
                                 MARCH 31,            DECEMBER 31,
                                    1996                 1995
                                ------------          -----------
Net interest income             $13,436                $49,226
Net income                      $ 3,411                $13,122
Net income per common share
 and common stock equivalent    $ 0.53                 $  2.05

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

                                  THREE             YEAR ENDED
                                 MONTHS ENDED      DECEMBER 31,
                                MARCH 31, 1995         1994
                                --------------     ------------
Net interest income                $10,607           $42,160
Net income                         $ 2,934           $12,296
Net income per common share
 and common stock equivalent       $  0.46           $  1.91

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SUMMARY

     The Company reported net income of $3.5 million for the quarter ended March 31, 1996, compared to net income of $2.75 million for the first quarter of 1995. The growth in earnings was the result of a combination of acquisitions in 1995 and internal growth. Earnings per share was $0.54 for the first quarter of 1996, compared to $0.43 per share for the first quarter of 1995.

     Total assets increased $134 million from December 31, 1995 and $215 million from March 31, 1995 due to acquisitions having total assets aggregating approximately $140 million, and internal growth. Stockholders' equity rose to over $100 million, an increase of $2.13 million compared to December 31, 1995 and $14 million compared to March 31, 1995.

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

RESULTS OF OPERATIONS

     Net interest income increased for the first quarter of 1996 by $2.08 million, or 20.9%, as compared to the same quarter of 1995, primarily as a result of earning asset growth. Net interest spread was 4.41% for both quarters while average net earning assets increased $28.5 million. Net interest margin on a taxable equivalent basis was 5.23% for the first quarter, compared to 5.25% for the same quarter of 1995.

     The Company provided only $98,000 for possible loan losses for the quarter, compared to $61,000 for the same quarter of 1995. Net loan charge-offs were $14,000 for the first quarter of 1996 and $82,000 for the first quarter of 1995, representing annualized rates of only 0.01% and 0.06% of total loans, respectively.

     Noninterest income increased $532,000, or 18.8%, compared to the first quarter of 1995 due to income added by acquisitions and from increased mortgage loan activity. Noninterest expense increased $1.42 million, or 17.2%, due to added operating expenses of the banks acquired in 1995 and 1996.

FINANCIAL POSITION

     Total securities increased $24.6 million compared to December 31, 1995 and $33.3 million compared to March 31, 1995, as a net result of securities added by acquisitions and maturities of securities used to fund loan growth. The net unrealized gain on securities available for sale was $911,000 at the end of the first quarter of 1996, compared to a gain of $2.4 million at December 31 and a loss of $3.03 million at March 31, 1995. The average taxable equivalent yield on the securities portfolio for the first quarter increased to 6.10% from 5.89% for the same quarter of 1995.

     Total loans increased $90.1 million from December 31, 1995 and $140 million from March 31, 1995 due to both internal loan growth and acquisitions. The allowance for possible loan losses increased $931,000 in the first three months of 1996 due primarily to purchased reserves from acquisitions. The allowance as a percentage of total loans was 1.62%, 1.70% and 1.75% at March 31, 1996, December 31, 1995 and March 31, 1995, respectively.

     Nonperforming and restructured assets increased slightly in the first three months of 1996 to $5.79 million from $5.77 million at year-end 1995 due to the nonperforming assets of the bank acquired in 1996. Although the ratio of nonperforming and restructured assets to total assets decreased to only 0.49%, it is reasonable to expect that over the next several years nonperforming loans and loan losses will rise to historical norms as a result of economic and credit cycles.

     Total deposits increased $138 million as compared to December 31, 1995 and $188 million compared to March 31, 1995 due to acquisitions and internal growth. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 10.8% of total deposits at March 31, 1996.

     Short-term borrowings decreased $8.42 million due to the maturity of a $5 million Federal Home Loan Bank borrowing and decreases in federal funds purchased and repurchase agreements.

     Stockholders' equity rose to over $100 million, an increase of $2.13 million compared to year-end 1995 and $14 million compared to March 31, 1995. These increases were the result of accumulated earnings and a change from a net unrealized loss to a net unrealized gain on securities available for sale. Average stockholders' equity to average assets dropped slightly to 9.38% from 9.43% at December 31, 1995 due to the acquisition in March 1996. The Company's regulatory capital ratios all remain well in excess of the minimum requirements.

                             BANCFIRST CORPORATION
                         SELECTED FINANCIAL STATISTICS
                 (Dollars in thousands, except per share data)

                                               THREE MONTHS
                                                   ENDED
                                                 MARCH 31,
                                          ----------------------
                                           1996            1995
                                          -------         ------
PER COMMON SHARE DATA:
Net income                                $  0.54         $ 0.43
Cash dividends declared                      0.08           0.07
Book value at period end                    16.10          13.93
Tangible book value at period end           13.62          12.40
PERFORMANCE RATIOS:
Return on average assets                     1.33%          1.24%
Return on average common equity             14.19          13.09
Increase/(decrease) in tangible book
 value (annualized)                        (24.30)         15.80
Noninterest expense/(net interest
 income + noninterest income)               63.14          64.89


                                               MARCH 31,
                                          -----------------     DECEMBER 31,
                                           1996       1995          1995
                                          ------      -----     -----------
BALANCE SHEET RATIOS:
Average loans to deposits (year to date)   68.41%     66.23%      67.02%
Allowance for possible loan losses to
 total loans                                1.62       1.75        1.70

Allowance for possible loan losses to
 nonperforming and restructured loans     272.40     210.62      216.73
Nonperforming and restructured assets
 to total assets                            0.49       0.79        0.55

CAPITAL RATIOS:
Average stockholders' equity to average
 assets (year to date)                      9.38%      9.46%       9.43%

Leverage ratio (regulatory minimum 3%)      7.24       8.53        8.55
Total risk-based capital ratio
 (regulatory minimum 8%)                   13.41      15.94       16.02



                                           THREE MONTHS ENDED
                                                MARCH 31,
                               --------------------------------------------
                                       1996                     1995
                               --------------------    --------------------
AVERAGE BALANCES AND NET                    AVERAGE                 AVERAGE
INTEREST MARGIN ANALYSIS        AVERAGE      YIELD/    AVERAGE       YIELD/
(TAXABLE EQUIVALENT BASIS):     BALANCE      RATE      BALANCE        RATE
                               ----------   -------    --------     -------
Loans                          $  638,406    9.87 %    $528,696      10.05%
Securities                        264,896    6.10       219,305       5.89
Federal funds sold                 33,305    5.34        31,344       6.02
                               ----------              --------
  Total earning assets            936,607    8.64       779,345       8.72
Nonearning assets                 120,804               109,973
                               ----------              --------
  Total assets                 $1,057,411              $889,318
                               ----------              --------
                               ----------              --------
Interest-bearing deposits      $  739,575    4.20%     $626,143       4.30%
Short-term borrowings              15,194    5.94         1,101       5.89
Long-term borrowings                1,249    6.39            --         --
                               ----------              --------
  Total interest-bearing
   liabilities                    756,018    4.23       627,244       4.31
Demand deposits                   193,678               172,112
Other noninterest-bearing
 liabilities                        8,495                 5,820
Stockholders' equity               99,220                84,142
                               ----------              --------
  Total liabilities and
   stockholders' equity        $1,057,411              $889,318
                               ----------              --------
                               ----------              --------
Net interest spread                          4.41%                    4.41%
                                             ----                    -----
                                             ----                    -----
Net interest margin                          5.23%                    5.25%
                                             ----                    -----
                                             ----                    -----

                          PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

 EXHIBIT
 NUMBER                               EXHBIT
 -------    -----------------------------------------------------------------
   2.1      Agreement and Plan of Reorganization dated October 28,
            1994 among BancFirst, State National Bank, Marlow, and certain shareholders of State National Bank (filed as Exhibit 2.4 to the Company's Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

   2.2 Agreement and Plan of Reorganization dated September 16, 1995 between BancFirst, and City Bankshares, Inc. (filed as Exhibit 2.2 to the Company's Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

   2.3 Agreement dated September 16, 1995 between BancFirst and William O. Johnstone (filed as Exhibit 2.3 to the Company's Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

  27.1*     Financial Data Schedule.
_________
* Filed herewith


       (b) No reports on Form 8-K have been filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 1996                                 BANCFIRST CORPORATION
                                                  (Registrant)

                                             /s/  Randy Foraker
                                             ---------------------------------
                                             Randy P. Foraker
                                             Sr. Vice President, Controller
                                             and Secretary/Treasurer
                                             (Principal Accounting Officer)