Form 10-Q
period 1996-06-30
BANCFIRST CORP /OK/
filed 1996-08-13
CIK 760498

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          __________________________

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended June 30, 1996         Commission File Number 0-14384



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                   ---     ___.



As of July 31, 1996, there were 6,242,205 shares of Common Stock outstanding.

                                   FORM 10-Q

                             CROSS-REFERENCE INDEX

ITEM                PART I.  FINANCIAL INFORMATION                    PAGE
- ----  ----------------------------------------------------------  --------------
  1.  Financial Statements                                             1

  2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations                    6

                      PART II.  OTHER INFORMATION
      ----------------------------------------------------------
  1.  Legal Proceedings                                           Not Applicable

  2.  Changes in Securities                                       Not Applicable

  3.  Defaults Upon Senior Securities                             Not Applicable

  4.  Submission of Matters to a Vote of Security Holders             10

  5.  Other Information                                           Not Applicable

  6.  Exhibits and Reports on Form 8-K                                10

Signatures                                                            12

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

                             BANCFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                                                                JUNE 30,              DECEMBER 31,
                                                                         ----------------------
                                                                            1996        1995             1995
                                                                         ----------  ----------      ------------
ASSETS
Cash and due from banks..........................................        $   85,792  $   64,049      $   85,352
Interest-bearing deposits with banks.............................                 1          38               1
Securities.......................................................           276,634     251,950         263,113
Federal funds sold...............................................            30,000      16,983          30,085
Loans:
  Total loans (net of unearned interest).........................           725,122     591,512         625,162
  Allowance for possible loan losses.............................           (11,843)    (10,322)        (10,646)
                                                                         ----------  ----------      ----------
    Loans, net...................................................           713,279     581,190         614,516
Premises and equipment, net......................................            33,650      27,152          28,308
Other real estate owned..........................................             1,068       2,635             781
Intangible assets, net...........................................            15,106       9,268           8,106
Accrued interest receivable......................................            11,407       9,512          10,403
Other assets.....................................................            20,279       7,979           7,673
                                                                         ----------  ----------      ----------
  Total assets...................................................        $1,187,217  $  970,756      $1,048,338
                                                                         ==========  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing............................................        $  246,487  $  176,299      $  196,597
  Interest-bearing...............................................           827,307     696,834         726,572
                                                                         ----------  ----------      ----------
    Total deposits...............................................         1,073,794     873,133         923,169
Short-term borrowings............................................             1,030         224          18,705
Long-term borrowings.............................................             1,497          --             918
Accrued interest payable.........................................             3,363       2,876           3,237
Other liabilities................................................             4,699       3,283           3,966
                                                                         ----------  ----------      ----------
  Total liabilities..............................................         1,084,383     879,516         949,995
                                                                         ----------  ----------      ----------
Commitments and contingent liabilities...........................
Stockholders' equity:
  Common stock...................................................             6,242       6,195           6,225
  Capital surplus................................................            34,866      34,315          34,769
  Retained earnings..............................................            62,096      50,089          55,792
  Unrealized securities gains (losses), net of tax...............              (371)        641           1,557
                                                                         ----------  ----------      ----------
    Total stockholders' equity...................................           102,834      91,240          98,343
                                                                         ----------  ----------      ----------
    Total liabilities and stockholders' equity...................        $1,187,217  $  970,756      $1,048,338
                                                                         ==========  ==========      ==========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                         CONSOLIDATED INCOME STATEMENT
                 (Dollars in thousands, except per share data)

                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          JUNE 30,                      JUNE 30,
                                                                 ---------------------------   ---------------------------
                                                                     1996           1995           1996           1995
                                                                 ------------   ------------   ------------   ------------
INTEREST INCOME
Loans, including fees.........................................   $     17,365   $     14,621   $     32,963   $     27,651
Interest-bearing deposits with banks..........................             12              8             12              8
Securities:
  Taxable.....................................................          4,153          3,624          7,937          6,599
  Tax-exempt..................................................            148            159            299            295
Federal funds sold............................................            442            398            884            863
                                                                 ------------   ------------   ------------   ------------
  Total interest income.......................................         22,121         18,810         42,096         35,416
                                                                 ------------   ------------   ------------   ------------
INTEREST EXPENSE
Deposits......................................................          8,470          7,885         16,185          14,520
Short-term borrowings.........................................            102             13            323              22
Line of credit................................................             --             --             --              16
Long-term borrowings..........................................             23             --             43              --
                                                                 ------------   ------------   ------------   -------------
  Total interest expense......................................          8,596          7,898         16,550          14,558
                                                                 ------------   ------------   ------------   -------------
Net interest income...........................................         13,525         10,912         25,546          20,858
Provision for possible loan losses............................            319            196            416             258
                                                                 ------------   ------------   ------------   -------------
  Net interest income after provision for possible loan losses         13,206         10,716         25,129          20,600
                                                                 ------------   ------------   ------------   -------------
NONINTEREST INCOME
Service charges on deposits...................................          2,236          2,017          4,182           3,922
Securities transactions.......................................            175             56            180              63
Other........................................................           1,606          1,091          3,016           2,008
                                                                 ------------   ------------   ------------   -------------
  Total noninterest income...................................           4,017          3,164          7,379           5,993
                                                                 ------------   ------------   ------------   -------------
NONINTEREST EXPENSE
Salaries and employee benefits...............................           6,305          5,089         12,031           9,829
Occupancy and fixed assets expense, net......................             684            486          1,212             926
Depreciation.................................................             587            487          1,086             943
Amortization.................................................             532            365            919             674
Data processing services.....................................             311            294            653             594
Net (income) expense from other real estate owned............             120             30            162              55
Other........................................................           2,439          2,281          4,629           4,300
                                                                 ------------   ------------   ------------   -------------
  Total noninterest expense..................................          10,978          9,032         20,691          17,321
                                                                 ------------   ------------   ------------   -------------
Income before taxes..........................................           6,245          4,848         11,817           9,272
Income tax expense...........................................          (2,443)        (1,828)        (4,514)         (3,497)
                                                                 ------------   ------------   ------------   -------------
  Net income.................................................    $      3,802   $      3,020   $      7,303   $       5,775
                                                                 ============   ============   ===========    =============
PER SHARE DATA (PRIMARY AND FULLY DILUTED)
Net income...................................................    $       0.59   $       0.47   $       1.13   $        0.90
                                                                 ============   ============   =============   =============
Average common stock and common stock equivalents............       6,444,692      6,394,966      6,439,542       6,395,801
                                                                 ============   ============   ============   =============

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30
                                                                                ------------------------
                                                                                   1996          1995
                                                                                ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES                                            $   (2,339)   $    6,961
                                                                                ----------    ----------
INVESTING ACTIVITIES
Cash and due from banks used for acquisitions..........................            (10,495)      (15,542)
Purchases of securities................................................            (34,414)      (26,758)
Maturities of securities...............................................             39,655        48,181
Proceeds from sales of securities......................................             15,576           687
Net (increase) decrease in federal funds sold..........................             11,513        21,584
Purchases of loans.....................................................             (5,580)       (3,017)
Proceeds from sales of loans...........................................             54,791        20,971
Net other increase in loans............................................            (75,562)      (44,434)
Purchases of premises and equipment....................................             (2,569)       (1,290)
Proceeds from sales of other real estate owned and repossessed assets..                702           366
Other, net.............................................................               (778)          330
                                                                                ----------    ----------
  Net cash used by investing activities................................             (7,161)        1,078
                                                                                ----------    ----------
FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits....             11,478        (7,949)
Net increase in certificates of deposit................................             16,441        11,575
Net increase (decrease) in short-term borrowings.......................            (17,675)          107
Net increase in long-term borrowings...................................                579            --
Issuance of common stock...............................................                114           197
Cash dividends paid....................................................               (997)         (869)
                                                                                ----------    ----------
  Net cash provided by financing activities............................              9,940         2,484
                                                                                ----------    ----------
Net increase (decrease) in cash and due from banks.....................                440        10,523
Cash and due from banks at the beginning of the period.................             85,353        53,564
                                                                                ----------    ----------
Cash and due from banks at the end of the period.......................         $   85,793    $   64,087
                                                                                ==========    ==========
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest...............................         $   16,424    $   13,771
                                                                                ==========    ==========
Cash paid during the period for income taxes...........................         $    4,270    $    3,475
                                                                                ==========    ==========

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

(2)  ACQUISITIONS

     In March 1996, the Company acquired City Bankshares, Inc. of Oklahoma City, Oklahoma ("City Bankshares"), which had $130,000 in total assets. The acquisition was for cash of $19,125, with City Bankshares and its subsidiary, City Bank, being merged into BancFirst. C-Teq, Inc., an 85% owned data processing subsidiary of City Bankshares, was spun off to the shareholders of City Bankshares prior to the acquisition. BancFirst also entered into an agreement with the CEO of City Bankshares whereby BancFirst paid the CEO $1,250 in exchange for an agreement not to compete with BancFirst for a period of four years. The acquisition was accounted for as a purchase. Accordingly, the effect of the acquisition is included in the Company's consolidated financial statements from the date of the acquisition forward. A core deposit intangible of $830 and goodwill of $6,876 were recorded in the acquisition. Pro forma condensed results of operations, as though City Bankshares had been acquired January 1, 1995, are as follows:


                                                  SIX MONTHS
                                                    ENDED         YEAR ENDED
                                                   JUNE 30,      DECEMBER 31,
                                                     1996           1995
                                               ---------------  ---------------
Net interest income..........................     $  13,436        $  49,226

Net income...................................     $   3,411        $  13,122

Net income per common share
    and common stock equivalent..............     $    0.53        $    2.05

     In March 1995, the Company acquired State National Bank of Marlow, Oklahoma, which had total assets of $101,976. The acquisition was for cash of $17,485, with an additional $500 placed in escrow pending the resolution of certain matters. State National Bank was immediately merged into BancFirst. The acquisition was accounted for as a purchase. Accordingly, the effect of the transaction is included in the Company's consolidated financial statements from the date of the acquisition forward. A core deposit intangible of $406 and goodwill of $810 were recorded in the acquisition. Subsequent payments from the escrow, if any, to the former shareholders of State National Bank will increase the goodwill recorded. Pro forma condensed results of operations, as though State National Bank had been acquired January 1, 1994, are as follows:

                                                               SIX MONTHS     YEAR ENDED
                                                             ENDED JUNE 30,   DECEMBER 31,
                                                                  1996            1995
                                                            ---------------  --------------
          Net interest income..............................      $ 21,541       $ 42,160

          Net income.......................................      $  5,953       $ 12,296

          Net income per common share
             and common stock equivalent...................      $   0.93       $   1.91

(2)  SECURITIES

     The table below summarizes securities held for investment and securities available for sale.


                                                                          JUNE 30,          DECEMBER 31,
                                                                   ---------------------
                                                                      1996       1995           1995
                                                                   ----------  ---------    -----------
     Held for investment, at cost (market value: $27,595, $34,663
     and $42,577, respectively)................................... $   27,431  $  34,269    $    42,005

     Available for sale, at market value..........................    249,203    217,681        221,108
                                                                   ----------  ---------    -----------
     Total........................................................ $  276,634  $ 251,950    $   263,113
                                                                   ==========  =========    ===========

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SUMMARY

     The Company reported net income of $3.8 million for the quarter ended June 30, 1996, compared to net income of $3.02 million for the second quarter of 1995. The growth in earnings was the result of a combination of acquisitions in 1995 and 1996 and internal growth. Earnings per share was $0.59 for the second quarter of 1996, compared to $0.47 per share for the second quarter of 1995.

     Net income for the first six months of 1996 was $7.3 million, compared to $5.78 million for the same period of 1995. Year-to-date earnings per share was $1.13, compared to $0.90 for the first half of 1995.

     Total assets increased $139 million from December 31, 1995 and $216 million from June 30, 1995 due to acquisitions having total assets aggregating approximately $140 million, and internal growth. Stockholders' equity rose to $103 million, an increase of $4.49 million compared to December 31, 1995 and $11.6 million compared to June 30, 1995.


RESULTS OF OPERATIONS

SECOND QUARTER

     Net interest income increased for the second quarter of 1996 by $2.61 million, or 23.9%, as compared to the same quarter of 1995, primarily as a result of earning asset growth. Net interest spread was 4.55% for the second quarter of 1996, compared to 4.29% for 1995, while average net earning assets increased $30.5 million. Net interest margin on a taxable equivalent basis was 5.33% for the second quarter, compared to 5.17% for the same quarter of 1995.

     The Company provided $319,000 for possible loan losses for the quarter, compared to $196,000 for the same quarter of 1995. Net loan charge-offs were $53,000 for the second quarter of 1996, compared to net recoveries of $54,000 for the second quarter of 1995. The net charge-offs in 1996 represent an annualized rate of only 0.03% of total loans.

     Noninterest income increased $853,000, or 27%, compared to the second quarter of 1995 due to income added by acquisitions and from increased mortgage loan activity. Noninterest expense increased $1.95 million, or 21.5%, due to added operating expenses of the banks acquired in 1995 and 1996.

YEAR-TO-DATE

     For the first six months of 1996, net interest income increased by $4.69 million, or 22.5%, as compared to the first half of 1995, primarily as a result of earning asset growth. Net interest spread was 4.49% for 1996, compared to 4.35% for 1995, while average net earning assets increased $29.2 million. Net interest margin on a taxable equivalent basis was 5.28% for the first six months, compared to 5.20% for the same period of 1995.

     The Company provided $416,000 for possible loan losses for the year-to-date, compared to $258,000 in 1995. Net loan charge-offs were $67,000 for 1996, compared to $28,000 for 1995, representing annualized rates of only 0.009% and 0.005% of total loans, respectively.

     Noninterest income increased $1.39 million, or 23.1%, compared to the first half of 1995 due to income added by acquisitions and from increased mortgage loan activity. Noninterest expense increased $3.37 million, or 19.5%, due to added operating expenses of the banks acquired in 1995 and 1996.

FINANCIAL POSITION

     Total securities increased $13.5 million compared to December 31, 1995 and $24.7 million compared to June 30, 1995, as a net result of securities added by acquisitions and maturities of securities used to fund loan growth. The net unrealized loss on securities available for sale was $568,000 at the end of the second quarter of 1996, compared to a gain of $2.4 million at December 31 and a gain of $986,000 at June 30, 1995. The average taxable equivalent yield on the securities portfolio for the second quarter increased to 6.28% from 6.15% for the same quarter of 1995.

     Total loans increased $100 million from December 31, 1995 and $134 million from June 30, 1995 due to both internal loan growth and acquisitions. The allowance for possible loan losses increased $1.2 million in the first six months of 1996 due primarily to purchased reserves from acquisitions. The allowance as a percentage of total loans was 1.63%, 1.70% and 1.75% at June 30, 1996, December 31, 1995 and June 30, 1995, respectively.

     Nonperforming and restructured assets increased slightly in the first six months of 1996 to $6.08 million from $5.77 million at year-end 1995 due to the nonperforming assets of the bank acquired in 1996. Although the ratio of nonperforming and restructured assets to total assets decreased to only 0.51%, it is reasonable to expect that over the next several years nonperforming loans and loan losses will rise to historical norms as a result of economic and credit cycles.

     Total deposits increased $151 million as compared to December 31, 1995 and $201 million compared to June 30, 1995 due to acquisitions and internal growth. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 10.8% of total deposits at June 30, 1996.

     Short-term borrowings decreased $17.7 million from December 31, 1995 due to the maturity of $15 million in Federal Home Loan Bank borrowings and decreases in federal funds purchased and repurchase agreements.

     Stockholders' equity rose to $103 million, an increase of $4.49 million compared to year-end 1995 and $11.6 million compared to June 30, 1995. These increases were primarily the result of accumulated earnings. Average stockholders' equity to average assets dropped slightly to 8.92% from 9.43% at December 31, 1995 due to the acquisition in June 1996. The Company's regulatory capital ratios all remain well in excess of the minimum requirements.

                             BANCFIRST CORPORATION
                         SELECTED FINANCIAL STATISTICS
                 (Dollars in thousands, except per share data)

                                                                 THREE MONTHS
                                                                     ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                JUNE 30,
                                                             --------------------     --------------------
                                                               1996        1995          1996       1995
                                                             --------    --------     --------    --------
PER COMMON SHARE DATA:
Net income................................................   $   0.59    $   0.47     $   1.13    $   0.90
Cash dividends declared...................................       0.08        0.07         0.16        0.14
Book value at period end..................................                               16.47       14.73
Tangible book value at period end.........................                               14.05       13.23
PERFORMANCE RATIOS:
Return on average assets..................................       1.29%       1.24%        1.30%       1.24%
Return on average common equity...........................      15.12       13.73        14.63       13.53
Increase/(decrease) in tangible book value (annualized)...      12.63       26.77        (6.21)      21.79
Noninterest expense/(net interest income + noninterest income)  63.14       64.16        62.84       64.51


                                                                             JUNE 30,            DECEMBER 31,
                                                                      ----------------------
                                                                         1996        1995           1995
                                                                      ----------  ----------     ------------
BALANCE SHEET RATIOS:
Average loans to deposits (year to date).......................            67.84%      66.12%           67.02%
Allowance for possible loan losses to total loans..............             1.63        1.75             1.70
Allowance for possible loan losses to nonperforming
 and restructured loans........................................           240.52      222.70           216.73
Nonperforming and restructured assets to total
 assets........................................................             0.51        0.76             0.55
CAPITAL RATIOS:
Average stockholders' equity to average assets (year to date)..             8.92%       9.04%            9.43%
Leverage ratio (regulatory minimum 3%).........................             7.52        8.50             8.55
Total risk-based capital ratio (regulatory minimum  8%)........            13.73       15.67            16.02


                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                   ----------------------------------------------------------------
                                                             1996                            1995
                                                   ----------------------------------------------------------------
                                                                       AVERAGE                           AVERAGE
     AVERAGE BALANCES AND NET INTEREST MARGIN         AVERAGE           YIELD/          AVERAGE           YIELD/
     ANALYSIS (TAXABLE EQUIVALENT BASIS):             BALANCE            RATE           BALANCE            RATE
                                                   -------------    -------------    -------------    -------------
     Loans.....................................    $     717,493        9.76%        $     580,739       10.15%
     Investment securities.....................          278,979        6.32               251,876        6.15
     Federal funds sold........................           33,204        5.35                26,546        6.01
                                                    ------------                     -------------
       Total earning assets....................        1,029,676        8.69               859,161        8.85
     Nonearning assets.........................          152,661                           114,093
                                                    ------------                     -------------
       Total assets............................     $  1,182,337                     $     973,254
                                                    ============                     =============
     Interest-bearing deposits.................     $    826,421        4.12%        $     694,496        4.55%

     Short-term borrowings.....................            7,153        5.74                   479        5.43
     Long-term borrowings......................            1,446        6.42                   --           --
                                                    ------------                     -------------
       Total interest-bearing liabilities......          835,020        4.14               694,976        4.56
     Demand deposits...........................          238,729                           183,759
     Other noninterest-bearing liabilities.....            8,040                             6,500
     Stockholders' equity......................          100,548                            88,019
                                                    ------------                     -------------
       Total liabilities and stockholders' equity   $  1,182,337                     $     973,254
                                                    ============                     =============
     Net interest spread.......................                         4.55%                             4.29%
                                                                    ============                      =============
     Net interest margin.......................                         5.33%                             5.17%
                                                                    ============                      =============

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

BancFirst Corporation held its Annual Meeting of Shareholders on May 23, 1996. Four proposals were submitted to the shareholders and were passed as follows:

Proposal to set the number of directors at 10: 5,381,516 affirmative
- ---------------------------------------------
votes, 2,361 negative votes and 8,507 abstentions.

Proposal to elect directors:  5,390,023 affirmative votes, 1,870 negative
- ---------------------------
votes and 491 abstentions. The directors elected were H. E. Rainbolt, David E. Rainbolt, J. Ralph McCalmont, Robert A. Gregory, John T. Hannah,
J. R. Hutchens, Jr., William O. Johnstone, Stephen R. Lindemood, Melvin Moran and Joseph T. Shockley.

Proposal to amend the BancFirst Corporation Stock Option Plan: 5,341,547
- -------------------------------------------------------------
affirmative votes, 6,840 negative votes and 26,903 abstentions. The proposal included the following: (i) increase the aggregate number of shares of the Company's Common Stock which may be issued upon the exercise of options ("Plan Options") granted under the Plan Options from 500,000 to 650,000; (ii) extend the term of the Plan Options until December 31, 2001; (iii) extend the term of Plan Options from 11 years to 15 years; (iv) provide that the exercise price of Plan Options shall be equal to the closing price of the Common Stock as reported by the National Association of Securities Dealers, Inc. ("NASDAQ") on the date of grant or, if no closing price is so reported, the closing price of the Common Stock as reported by NASDAQ on the most recent date next preceding the date of grant; and (iv) permit assignability of Plan Options for the purpose of making a charitable gift.

Proposal to ratify Price Waterhouse as independent auditors: 5,391,413
- -----------------------------------------------------------
affirmative votes, 1,870 negative votes and 1,550 abstentions.

No other matters were brought before the meeting for consideration.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------


     (a)  Exhibits

       EXHIBIT
       NUMBER                             EXHIBIT
       --------   --------------------------------------------------------------
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

         27.1*    Financial Data Schedule.
- --------------------------------------------------------------------------------

*Filed herewith

     (b) The following reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1996.

       DATE OF
       REPORT                              ITEMS REPORTED
     ----------   --------------------------------------------------------------
     March 22,    Consummation of merger with City Bankshares, Inc. of
       1996       Oklahoma City, Oklahoma.

                  Financial statements filed:

                  -- Audited financial statements of City Bankshares, Inc. for the years ended December 31, 1995 and 1994

                  -- Unaudited Pro Forma Consolidated Condensed Financial
                     Statements for the year ended December 31, 1995

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



August 13, 1996                         BANCFIRST CORPORATION
                                            (Registrant)



                                        /s/Randy Foraker
                                        ----------------------------------------
                                        Randy P. Foraker
                                        Sr. Vice President, Controller
                                        and Secretary/Treasurer
                                        (Principal Accounting Officer)