Form 10-Q
period 1996-09-30
BANCFIRST CORP /OK/
filed 1996-11-14
CIK 760498

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          --------------------------


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For Quarterly Period Ended September 30, 1996     Commission File Number 0-14384



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

As of October 31, 1996, there were 6,399,338 shares of Common Stock outstanding.

                                   FORM 10-Q

                             CROSS-REFERENCE INDEX


ITEM               PART I.  FINANCIAL INFORMATION                   PAGE
----      --------------------------------------------------   --------------
  1.      Financial Statements                                       1

  2.      Management's Discussion and Analysis of                    6
          Financial Condition and Results of Operations


                    PART II.  OTHER INFORMATION
          --------------------------------------------------

  1.      Legal Proceedings                                    Not Applicable

  2.      Changes in Securities                                Not Applicable

  3.      Defaults Upon Senior Securities                      Not Applicable

  4.      Submission of Matters to a Vote of Security Holders  Not Applicable

  5.      Other Information                                    Not Applicable

  6.      Exhibits and Reports on Form 8-K                           10

Signatures                                                           11

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

                             BANCFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                SEPTEMBER 30,
                                            ---------------------  DECEMBER 31,
                                               1996        1995        1995
                                            ----------   --------  ------------
ASSETS
Cash and due from banks                     $   89,288   $ 57,919   $   85,352
Interest-bearing deposits with banks                 1         65            1
Securities                                     281,971    255,349      263,113
Federal funds sold                              10,500     17,368       30,085
Loans:
  Total loans (net of unearned interest)       737,356    604,642      625,162
  Allowance for possible loan losses           (12,006)   (10,338)     (10,646)
                                            ----------   --------   ----------
Loans, net                                     725,350    594,304      614,516
Premises and equipment, net                     33,503     27,729       28,308
Other real estate owned                          1,259      2,149          781
Intangible assets, net                          14,637      8,195        8,106
Accrued interest receivable                      9,975     10,293       10,403
Other assets                                    20,094      7,858        7,673
                                            ----------   --------   ----------
  Total assets                              $1,186,578   $981,229   $1,048,338
                                            ==========   ========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                       $  244,282   $173,346   $  196,597
  Interest-bearing                             815,350    693,684      726,572
                                            ----------   --------   ----------
    Total deposits                           1,059,632    867,030      923,169
Short-term borrowings                           10,665     11,532       18,705
Long-term borrowings                             1,448        810          918
Accrued interest payable                         4,158      3,434        3,237
Other liabilities                                4,184      3,629        3,966
                                            ----------   --------   ----------
  Total liabilities                          1,080,087    886,435      949,995
                                            ----------   --------   ----------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock                                   6,243      6,211        6,225
  Capital surplus                               34,870     34,408       34,769
  Retained earnings                             65,513     53,293       55,792
  Unrealized securities gains (losses),
    net of tax                                    (135)       882        1,557
                                            ----------   --------   ----------
    Total stockholders' equity                 106,491     94,794       98,343
                                            ----------   --------   ----------
    Total liabilities and stockholders'
      equity                                $1,186,578   $981,229   $1,048,338
                                            ==========   ========   ==========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                         CONSOLIDATED INCOME STATEMENT
                 (Dollars in thousands, except per share data)

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            ----------------------    -----------------------
                                               1996         1995          1996         1995
                                            ----------   ----------    ----------   ----------
INTEREST INCOME
 Loans, including fees                      $   18,031   $   15,060    $   50,995   $   42,711
 Interest-bearing deposits with banks               --            1            --            9
 Securities:
  Taxable                                        4,214        3,585        12,151       10,184
  Tax-exempt                                       146          151           445          446
 Federal funds sold                                318          363         1,214        1,226
                                            ----------   ----------    ----------   ----------
   Total interest income                        22,709       19,160        64,805       54,576
                                            ----------   ----------    ----------   ----------
INTEREST EXPENSE
 Deposits                                        8,665        7,809        24,849       22,329
 Short-term borrowings                              20           20           343           58
 Long-term borrowings                               24           --            67           --
                                            ----------   ----------    ----------   ----------
   Total interest expense                        8,709        7,829        25,259       22,387
                                            ----------   ----------    ----------   ----------
 Net interest income                            14,000       11,331        39,546       32,189
 Provision for possible loan losses                432          150           849          408
                                            ----------   ----------    ----------   ----------
   Net interest income after provision
    for possible loan losses                    13,568       11,181        38,697       31,781
                                            ----------   ----------    ----------   ----------
NONINTEREST INCOME
 Service charges on deposits                     2,298        1,987         6,481        5,909
 Securities transactions                            --           48           180          111
 Other                                           1,468        1,145         4,484        3,153
                                            ----------   ----------    ----------   ----------
   Total noninterest income                      3,766        3,180        11,145        9,173
                                            ----------   ----------    ----------   ----------
NONINTEREST EXPENSE
 Salaries and employee benefits                  6,364        5,141        18,396       14,970
 Occupancy and fixed assets expense, net           707          550         1,919        1,475
 Depreciation                                      632          431         1,718        1,374
 Amortization                                      531          397         1,450        1,071
 Data processing services                          352          284         1,005          878
 Net (income) expense from other
  real estate owned                                 12           16           174           50
 Other                                           2,536        1,806         7,163        6,128
                                            ----------   ----------    ----------   ----------
   Total noninterest expense                    11,134        8,625        31,825       25,946
                                            ----------   ----------    ----------   ----------
 Income before taxes                             6,200        5,736        18,017       15,008
 Income tax expense                             (2,283)      (2,097)       (6,797       (5,594)
                                            ----------   ----------    ----------   ----------
   Net income                               $    3,917   $    3,639    $   11,220   $    9,414
                                            ==========   ==========    ==========   ==========
PER SHARE DATA (PRIMARY AND FULLY DILUTED)
Net income                                       $0.61        $0.57         $1.74        $1.47
                                            ==========   ==========    ==========   ==========
Average common stock and common
  stock equivalents                          6,446,714    6,408,592     6,442,218    6,388,743
                                            ==========   ==========    ==========   ==========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30
                                                                         --------------------
                                                                            1996       1995
                                                                         ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES                                     $   4,368   $ 11,614
                                                                         ---------   --------
INVESTING ACTIVITIES
Cash and due from banks used for acquisitions                              (10,495)   (15,542)
Purchases of securities                                                    (52,063)   (42,263)
Maturities of securities                                                    52,330     57,147
Proceeds from sales of securities                                           15,709      4,043
Net decrease in federal funds sold                                          31,013     21,199
Purchases of loans                                                          (9,251)    (9,383)
Proceeds from sales of loans                                                81,587     38,102
Net other increase in loans                                               (111,218)   (68,233)
Purchases of premises and equipment                                         (3,361)    (2,175)
Proceeds from sales of other real estate owned and repossessed assets          968      1,130
Other, net                                                                    (520)       608
                                                                         ---------   --------
  Net cash used by investing activities                                     (5,301)   (15,367)
                                                                         ---------   --------
FINANCING ACTIVITIES
Net decrease in demand, transaction and savings deposits                   (11,272)   (17,263)
Net increase in certificates of deposit                                     25,028     14,786
Net increase (decrease) in short-term borrowings                            (8,039)    11,415
Net increase in long-term borrowings                                           530        810
Issuance of common stock                                                       118        305
Purchase and retirement of common stock                                         --       (577)
Cash dividends paid                                                         (1,496)    (1,303)
                                                                         ---------   --------
  Net cash provided by financing activities                                  4,869      8,173
                                                                         ---------   --------
Net increase in cash and due from banks                                      3,936      4,420
Cash and due from banks at the beginning of the period                      85,353     53,564
                                                                         ---------   --------
Cash and due from banks at the end of the period                         $  89,289   $ 57,984
                                                                         =========   ========
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest                                 $  24,338   $ 21,042
                                                                         =========   ========
Cash paid during the period for income taxes                             $   6,967   $  5,439
                                                                         =========   ========

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

(2)  ACQUISITIONS

     In October 1996, the Company acquired all the assets and assumed all the liabilities of Commerce Bancorporation, Inc. of McLoud, Oklahoma ("Commerce Bancorp"), which had approximately $18,000 in total assets. Commerce Bancorp was controlled by certain executive officers of the Company. The acquisition was accomplished through the exchange of 156,508 shares of common stock of the Company for all of the outstanding common stock of Commerce Bancorp. The minority shares of Commerce Bancorp's subsidiary bank were purchased for $102. The acquisition was accounted for as a book value purchase, which is similar to the pooling of interests method, although the effect of the acquisition is included in the Company's consolidated financial statements from the date of the acquisition forward. The acquisition will not have a material effect on the results of operations of the Company for 1996.

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

                                 NINE MONTHS
                                   ENDED        YEAR ENDED
                                SEPTEMBER 30,  DECEMBER 31,
                                   1996            1995
                                -------------  ------------
Net interest income                $40,961        $49,226
Net income                         $11,130        $13,122
Net income per common share
 and common stock equivalent       $  1.73        $  2.05

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

                                 NINE MONTHS
                                   ENDED        YEAR ENDED
                                SEPTEMBER 30,  DECEMBER 31,
                                   1995            1994
                                -------------  ------------
Net interest income                $32,850       $42,160
Net income                         $ 9,593       $12,296
Net income per common share
 and common stock equivalent       $  1.50       $  1.91

(2)  SECURITIES

     The table below summarizes securities held for investment and securities available for sale.


                                                   SEPTEMBER 30,    DECEMBER 31,
                                                -------------------
                                                  1996       1995       1995
                                                --------   --------   --------
Held for investment, at cost (market value:
  $26,154, $42,643 and $42,577, respectively)   $ 25,937   $ 42,148   $ 42,005
Available for sale, at market value              256,034    213,201    221,108
                                                --------   --------   --------
Total                                           $281,971   $255,349   $263,113
                                                ========   ========   ========

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SUMMARY

     The Company reported net income of $3.92 million for the quarter ended September 30, 1996, compared to net income of $3.64 million for the third quarter of 1995. The growth in earnings was the combined result of acquisitions in 1995 and 1996 and internal growth. Earnings per share was $0.61 for the third quarter of 1996, compared to $0.57 per share for the third quarter of 1995.

     Net income for the first nine months of 1996 was $11.2 million, compared to $9.41 million for the same period of 1995. Year-to-date earnings per share was $1.74, compared to $1.47 for the first nine months of 1995.

     Total assets increased $138 million from December 31, 1995 and $206 million from September 30, 1995 due to acquisitions having total assets aggregating approximately $140 million, and internal growth. Stockholders' equity rose to $106 million, an increase of $8.15 million compared to December 31, 1995 and $11.7 million compared to September 30, 1995.


RESULTS OF OPERATIONS

THIRD QUARTER

     Net interest income increased for the third quarter of 1996 by $2.67 million, or 23.6%, as compared to the same quarter of 1995, primarily as a result of earning asset growth. Net interest spread was 4.55% for the third quarter of 1996, compared to 4.36% for 1995, while average net earning assets increased $42.3 million. Net interest margin on a taxable equivalent basis was 5.41% for the third quarter, compared to 5.24% for the same quarter of 1995.

     The Company provided $432,000 for possible loan losses for the quarter, compared to $150,000 for the same quarter of 1995. Net loan charge-offs were $269,000 for the third quarter of 1996, compared to $134,000 for the third quarter of 1995. The net charge-offs in 1996 represent an annualized rate of only 0.15% of total loans.

     Noninterest income increased $586,000, or 18.4%, compared to the third quarter of 1995 due to income added by acquisitions and from increased mortgage loan activity. Noninterest expense increased $2.51 million, or 29.1%, due to added operating expenses of the banks acquired in 1995 and 1996, and the $542,000 refund of FDIC insurance premiums received in the third quarter of 1995.

YEAR-TO-DATE

     For the first nine months of 1996, net interest income increased by $7.36 million, or 22.9%, as compared to the first nine months of 1995, primarily as a result of earning asset growth. Net interest spread was 4.51% for 1996, compared to 4.36% for 1995, while average net earning assets increased $33.8 million. Net interest margin on a taxable equivalent basis was 5.33% for the first nine months, compared to 5.22% for the same period of 1995.

     The Company provided $849,000 for possible loan losses for the year-to-date, compared to $408,000 in 1995. Net loan charge-offs were $336,000 for 1996, compared to $162,000 for 1995, representing annualized rates of only 0.06% and 0.04% of total loans, respectively.

     Noninterest income increased $1.97 million, or 21.5%, compared to the first nine months of 1995 due to income added by acquisitions and from increased mortgage loan activity. Noninterest expense increased $5.88 million, or 22.7%, due to added operating expenses of the banks acquired in 1995 and 1996.

FINANCIAL POSITION

     Total securities increased $18.9 million compared to December 31, 1995 and $26.6 million compared to September 30, 1995, as a net result of securities added by acquisitions and maturities of securities used to fund loan growth. The net unrealized loss on securities available for sale was $204,000 at the end of the third quarter of 1996, compared to a gain of $2.4 million at December 31 and a gain of $1.36 million at September 30, 1995. The average taxable equivalent yield on the securities portfolio for the third quarter increased to 6.35% from 6.07% for the same quarter of 1995.

     Total loans increased $112 million from December 31, 1995 and $133 million from September 30, 1995 due to both internal loan growth and acquisitions. The allowance for possible loan losses increased $1.36 million in the first nine months of 1996 due primarily to purchased reserves from acquisitions. The allowance as a percentage of total loans was 1.63%, 1.70% and 1.71% at September 30, 1996, December 31, 1995 and September 30, 1995, respectively.

     Nonperforming and restructured assets increased slightly in the first nine months of 1996 to $7.72 million from $5.77 million at year-end 1995 due to the nonperforming assets of the bank acquired in 1996. Although the ratio of nonperforming and restructured assets to total assets is only 0.65%, it is reasonable to expect that over the next several years nonperforming loans and loan losses will rise to historical norms as a result of economic and credit cycles.

     Total deposits increased $136 million as compared to December 31, 1995 and $193 million compared to September 30, 1995 due to acquisitions and internal growth. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 10% of total deposits at September 30, 1996.

     Short-term borrowings decreased $8.04 million from December 31, 1995 as the net result of the maturity of $15 million in Federal Home Loan Bank borrowings and an increase in federal funds purchased.

     Stockholders' equity rose to $106 million, an increase of $8.15 million compared to year-end 1995 and $11.7 million compared to September 30, 1995. These increases were primarily the result of accumulated earnings. Average stockholders' equity to average assets dropped slightly to 8.84% from 9.43% at December 31, 1995 due to an acquisition in March 1996. The Company's regulatory capital ratios all remain well in excess of the minimum requirements.

                             BANCFIRST CORPORATION
                         SELECTED FINANCIAL STATISTICS
                 (Dollars in thousands, except per share data)

                                       THREE MONTHS           NINE MONTHS
                                          ENDED                  ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                    -----------------      ------------------
                                      1996     1995         1996       1995
                                    -------   -------      -------    -------
PER COMMON SHARE DATA:
Net income                          $  0.61   $  0.57      $  1.74    $  1.47
Cash dividends declared                0.08      0.07         0.24       0.21
Book value at period end                                     17.06      15.26
Tangible book value at period                                14.71      13.94
 end
PERFORMANCE RATIOS:
Return on average assets               1.32%     1.48%        1.32%      1.32%
Return on average common equity       14.93     15.76        14.91      14.24
Increase/(decrease) in tangible       18.81     21.47         2.39      22.46
 book value (annualized)
Noninterest expense/(net              62.67     59.44        62.78      62.73
 interest income + noninterest
 income)

                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                               -----------------
                                                                 1996       1995        1995
                                                               -------    -------      -------
BALANCE SHEET RATIOS:
Average loans to deposits (year to date)                        68.45%     66.66%       67.02%
Allowance for possible loan losses to total loans                1.63       1.71         1.70
Allowance for possible loan losses to nonperforming and        189.31     226.41       216.73
restructured loans
Nonperforming and restructured assets to total assets            0.65       0.70         0.55
CAPITAL RATIOS:
Average stockholders' equity to average assets (year to          8.84%      9.30%        9.43%
 date)
Leverage ratio (regulatory minimum 3%)                           7.85       8.84         8.55
Total risk-based capital ratio (regulatory minimum 8%)          14.23      16.14        16.02

                                               THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                  -----------------------------------------------
                                          1996                       1995
                                  ----------------------     --------------------
AVERAGE BALANCES AND NET                          AVERAGE                 AVERAGE
 INTEREST MARGIN ANALYSIS            AVERAGE      YIELD/      AVERAGE     YIELD/
 (TAXABLE EQUIVALENT BASIS):         BALANCE      RATE        BALANCE       RATE
                                     -------      -------     -------     -------
Loans                               $  737,002      9.76%     $595,089      10.09%
Investment securities                  278,193      6.35       249,596       6.07
Federal funds sold                      23,807      5.51        24,729       5.83
                                    ----------                --------
  Total earning assets               1,039,002      8.75       869,414       8.81
Nonearning assets                      134,804                 111,036
                                    ----------                --------
  Total assets                      $1,173,806                $980,450
                                    ==========                ========
Interest-bearing deposits           $  822,622      4.19%     $696,845       4.44%
Short-term borrowings                    1,708      4.66         1,659       5.02
Long-term borrowings                     1,486      6.46            --         --
                                    ----------                --------
  Total interest-bearing               825,816      4.20       698,504       4.45
   liabilities
Demand deposits                        236,631                 183,676
Other noninterest-bearing                7,301                   5,908
 liabilities
Stockholders' equity                   104,058                  92,362
                                    ----------                --------
  Total liabilities and
   stockholders' equity             $1,173,806                $980,450
                                    ==========                ========
Net interest spread                                 4.55%                    4.36%
                                                    ====                     ====
Net interest margin                                 5.41%                    5.24%
                                                    ====                     ====

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

(a)        Exhibits

EXHIBIT
NUMBER                              EXHIBIT
-------    --------------------------------------------------------------------
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

  2.4* Agreement and Plan of Reorganization dated September 26, 1996 between BancFirst Corporation and Commerce Bancorporation, Inc.

  3.0* Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BancFirst Corporation dated October 25, 1996.

 27.1*     Financial Data Schedule.
--------------------------------------------------------------------------------
*Filed herewith

(b) The following reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1996.

  DATE OF
  REPORT                                     ITEMS REPORTED
------------    ----------------------------------------------------------------
July 1, 1996    Change in Registrant's Certifying Accountant as a result of the sale of Price Waterhouse LLP's Oklahoma City practice to Coopers
                & Lybrand LLP.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 14, 1996                       BANCFIRST CORPORATION
                                            (Registrant)



                                        /s/ Randy Foraker
                                        ------------------------------------
                                        Randy P. Foraker
                                        Sr. Vice President, Controller
                                        and Secretary/Treasurer
                                        (Principal Accounting Officer)