Form 10-K
period 1996-12-31
BANCFIRST CORP /OK/
filed 1997-03-31
CIK 760498

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                        COMMISSION FILE NUMBER 0-14384

                             BANCFIRST CORPORATION
                             ---------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


     OKLAHOMA                                            73-1221379
     --------                                            ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

101 NORTH BROADWAY, SUITE 200, OKLAHOMA CITY, OKLAHOMA                  73102
------------------------------------------------------                  -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (405) 270-1086

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

                                 YES  X         NO_____
                                    -----

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ____

     THE AGGREGATE VALUE OF THE COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF FEBRUARY 28, 1997 WAS APPROXIMATELY $68,767,000.

     AS OF FEBRUARY 28, 1997, THERE WERE 6,332,082 SHARES OF COMMON STOCK OUTSTANDING.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     PORTIONS OF THE PROXY STATEMENT FOR THE MAY 22, 1997 ANNUAL MEETING OF STOCKHOLDERS OF REGISTRANT (THE "1997 PROXY STATEMENT") TO BE FILED PURSUANT TO REGULATION 14A ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                                   FORM 10-K

                             CROSS-REFERENCE INDEX

ITEM                                       PART I                                           PAGE
----      ---------------------------------------------------------------------------     --------
 1.       Business                                                                            1
 2.       Properties                                                                         10
 3.       Legal Proceedings                                                                  10
 4.       Submission of Matters to a Vote of Security Holders                                10

                                           PART II
          ---------------------------------------------------------------------------
 5.       Market for the Registrant's Common Stock and Related Stockholder Matters           10
 6.       Selected Financial Data                                                            11
 7.       Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                              11
 8.       Financial Statements and Supplementary Data                                        11
 9.       Changes in and Disagreements with Accountants on Accounting and                    12
          Financial
          Disclosure

                                           PART III
          ---------------------------------------------------------------------------
 10.      Directors and Executive Officers of the Registrant                                 12
 11.      Executive Compensation                                                             12
 12.      Security Ownership of Certain Beneficial Owners and Management                     12
 13.      Certain Relationships and Related Transactions                                     12

                                           PART IV
          ---------------------------------------------------------------------------
 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                    12

Signatures                                                                                   14

Financial Information                                                                    Appendix A

                                    PART I

ITEM 1.   BUSINESS.

GENERAL
     BancFirst Corporation (the "Company") is an Oklahoma business corporation and a bank holding company under Federal law. It conducts virtually all of its operating activities through its wholly-owned subsidiary, BancFirst (the "Bank" or "BancFirst"), a state-chartered, Federal Reserve member bank headquartered in Oklahoma City, Oklahoma. BancFirst Corporation also owns 100% of the common securities of BFC Capital Trust I, a Delaware Business Trust organized in January 1997.

     The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired an additional five banks, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. BancFirst currently has 49 banking locations serving 28 communities across central and eastern Oklahoma.

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

     The Bank provides a wide range of retail and commercial banking services, including: commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individual and corporate customers. The Bank also offers trust services and acts as executor, administrator, trustee, transfer agent and in various other fiduciary capacities. Through Unitech, its operations division, the Bank provides proof, item processing, statement preparation, research and other correspondent banking services to financial institutions and governmental units.

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

     Consumer lending activities of the Bank consist of traditional forms of financing for automobiles and other personal loans, and also residential mortgage loans. In addition, the Bank is one of Oklahoma's largest providers of guaranteed student loans.

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

     BancFirst has the following subsidiaries: BancFirst Investment Corporation, a small business investment corporation; Citibanc Insurance Agency, Inc., a credit life insurance agency, which in turn owns BancFirst Agency, Inc., a title insurance agency; Lenders Collection Corporation, which is engaged in collection of troubled loans assigned to it by BancFirst; and National Express Corporation, a money order company. All of these companies are Oklahoma corporations.

     The Company had approximately 788 full-time equivalent employees as of December 31, 1996. Its principal executive offices are located at 101 North Broadway, Suite 200, Oklahoma City, Oklahoma 73102, telephone number (405)270-1086.

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

CONTROL OF THE COMPANY

     Affiliates of the Company own beneficially approximately 62.55% of the shares of the Common Stock outstanding. Under Oklahoma law, holders of a majority of the outstanding shares of Common Stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the Affiliates have the ability to control the business and affairs of the Company.

RECENT DEVELOPMENTS

CITY BANKSHARES, INC.

     In March 1996, BancFirst acquired City Bankshares, Inc. ("City Bankshares") which had $136 million in total assets. The acquisition was for cash of $19.1 million, with City Bankshares and its subsidiary bank, City Bank, being merged into BancFirst. C-Teq, Inc., an 85% owned data processing subsidiary of City Bankshares, was spun off to the shareholders of City Bankshares prior to the acquisition. BancFirst also paid the CEO of City Bankshares $1.25 million for an agreement not to compete with BancFirst for a period of four years. The acquisition was accounted for as a purchase. Accordingly, the effect of the acquisition is included in the Company's consolidated financial statements from the date of the acquisition forward. A core deposit intangible for $830,000 and goodwill of $7.42 million were recorded in the acquisition.

COMMERCE BANCORPORATION, INC.

     In October 1996, the Company acquired all of the assets and assumed all of the liabilities of Commerce Bancorporation, Inc. ("Commerce Bancorp") which had $17.8 million in assets. Commerce Bancorp was controlled by certain executive officers of the Company. The acquisition was accomplished through the exchange of 156,508 shares of BancFirst Corporation common stock for all of the Commerce Bancorp common stock outstanding. The minority shares of Commerce Bancorp's subsidiary bank were purchased for $102,000. The merger was accounted for as a book value purchase, which is similar to the pooling of interests method, although the effect of the merger is included in the Company's consolidated financial statements from the date of the acquisition forward.

PEOPLES STATE BANK

     In December 1996, the Company acquired 26.75% of the common stock outstanding of Peoples State Bank of Tulsa, Oklahoma for cash of $770,000. This investment is accounted for under the equity method of accounting.

NATIONAL EXPRESS CORPORATION

     In December 1996, the Company's money order subsidiary, National Express, entered into an agreement for the sale of its business. Under the terms of the agreement, National Express received cash of $600,000 in January 1997, and may receive additional payments of up to $500,000 over a two-year period based upon specified levels of business retained by the purchaser. The business of National Express was transferred to the purchaser in January and February 1997. The sale was accounted for as a disposal of a segment of a business. Consequently, the expected net gain from the disposal will be recognized in the Company's consolidated statement of income when the final proceeds are received. The operations of National Express were not material in relation to the consolidated operations of the Company.

BFC CAPITAL TRUST I

     In January 1997, BancFirst Corporation established Capital Trust I (the "Trust"), a trust formed under the Delaware Business Trust Act. In February 1997, the Trust issued $25 million of aggregate liquidation amount of 9.65% Capital Securities, Series A (the "Capital Securities"). The proceeds from the sale of the Capital Securities were invested in 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the "Debentures") of BancFirst Corporation. Distributions on the Capital Securities are payable January 15 and July 15 of each year. Such distributions may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the Capital Securities is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Capital Securities represent an undivided interest in the Debentures, are guaranteed by BancFirst Corporation, and will be presented as long-term debt in the Company's consolidated financial statements. During any deferred period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

FIRST ADA BANCSHARES,INC.

     In March 1997, the Company acquired 22.5% of the common stock outstanding of First Ada Bancshares, Inc. of Ada, Oklahoma for cash of $4.95 million. This investment will be accounted for under the equity method of accounting.


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

     The Improvement Act directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate. The Federal Reserve Board and the FDIC, in consultation with the other federal banking agencies, has adopted a final rule and guidelines with respect to external and internal audit procedures and internal controls in order to implement those provisions of the Improvement Act intended to facilitate the early identification of problems in financial management of depository institutions. The Federal Reserve Board and the FDIC have also issued proposed rules prescribing standards relating to certain other of the management and operational standards listed above. The full impact of such rules and guidelines and proposed standards on the Company and the Bank cannot yet be ascertained.

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

     Under these provisions BancFirst may declare during 1997, without prior regulatory approval, aggregate dividends of $13.4 million, plus net profits earned to the date of such dividend declaration in 1997.

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

DEPOSIT INSURANCE

     The Improvement Act also required that the FDIC insurance assessments move from flat-rate premiums to a system of risk-based premium assessments, in order to recapitalize the Bank Insurance Fund (the "BIF") at a reserve ratio specified in the Improvement Act. Beginning in January 1993, BIF members have paid an annual assessment rate of between 23 and 31 cents per $100 of domestic deposits, depending on the risk classification assigned by the FDIC to the BIF member. The FDIC was also granted authority under the Improvement Act to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources. Effective June 1, 1995, the assessment rates were dropped to 4 cents for the lowest risk classification and up to 31 cents for the highest risk classification. Effective January 1, 1996, the rates were dropped to a range of zero to 27 cents. Effective January 1, 1997, a special assessment was enacted to fund payment of Financing Corporation obligations. The special assessment rate for 1997 through 1999 is 1.29 cents and for 2000 through 2017, it is 2.43 cents.

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

     The branching rights of all state and national banks located in Oklahoma are limited by the Oklahoma Banking Code. A bank may establish and maintain up to two de novo branches which may be located (i) within the same city as the main bank, or (ii) within 25 miles of the main bank if located in a city or town which has no main office of a state or national bank. In addition, a state or national bank located in Oklahoma may form branches anywhere in Oklahoma by acquiring an unlimited number of other Oklahoma banks, savings and loan associations or their branches, provided that such acquisitions will not result in the acquiring bank's direct or indirect ownership or control of more than 11% of the aggregate deposits of all insured financial institutions in Oklahoma. A bank located in Oklahoma may also establish two de novo off-premises limited-purpose facilities (generally referred to as "drive-ins"), one of which must be located within not more than 1,000 feet of the bank's main office and the second to be located within three miles of the bank's main office. Such facilities may be of unlimited size, and all banking functions may be performed there except the on-premises approval of loans. BancFirst utilized its statutory authority to establish a de novo branch in Oklahoma City in 1996, but still retains its authority to establish one de novo branch and two de novo limited purpose facilities with respect to its main office in Oklahoma City.

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

RECENTLY ENACTED FEDERAL LEGISLATION

     The recently enacted federal Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 will increase the ability of the Company and other bank holding companies to make interstate acquisitions and to operate their subsidiary banks. Commencing on September 29, 1995, adequately capitalized and adequately managed bank holding companies will be permitted to acquire banks located anywhere in the United States without regard to the provisions of any state laws prohibiting such acquisitions. Interstate acquisitions will not be permitted, however, if the potential acquirer would control more than ten percent of the insured deposits in the United States or more than 30 percent of insured deposits in the home state of the bank to be acquired or in any state in which such bank has a branch. States may enact statutes increasing the 30 percent limit and may also lower such limit if they do so on a non-discriminatory basis. States will also be permitted to prohibit acquisitions of banks that have been established for fewer than five years. The Board of Governors of the Federal Reserve System is required to consider the applicant's record under the federal Community Reinvestment Act in determining whether to approve an interstate banking acquisition.

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

ITEM 2.   PROPERTIES.

     The principal offices of the Company are located at 101 North Broadway, Suite 200, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include 39 full service branches and 10 limited service detached facilities. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties.

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

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     BancFirst Common Stock is listed on the Nasdaq National Market System ("NASDAQ/NMS") and is traded under the symbol "BANF." The following table sets forth, for the periods indicated, (i) the high and low sales prices of BancFirst Common Stock as reported in the NASDAQ/NMS consolidated transaction reporting system and (ii) the quarterly dividends declared on BancFirst Common Stock.

                                        PRICE RANGE          CASH
                                    -----------------      DIVIDENDS
                                     HIGH        LOW       DECLARED
                                    -----       -----      --------
          1996
               First Quarter.......   $21 3/4        $19     $0.08
               Second Quarter......   $21 3/4    $20 5/8     $0.08
               Third Quarter.......   $25 3/4    $20 1/2     $0.08
               Fourth Quarter......   $27 1/2    $24 1/2     $0.10
          1995
               First Quarter.......   $15 3/4    $13 3/4     $0.07
               Second Quarter......   $15 3/4    $14 1/2     $0.07
               Third Quarter.......   $    20    $18 7/8     $0.07
               Fourth Quarter......   $22 1/2        $18     $0.08

     As of February 28, 1997, there were approximately 329 holders of record of the Common Stock.

     Future dividend payments will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate.

     BancFirst Corporation is a legal entity separate and distinct from the Bank, and its ability to pay dividends is substantially dependent upon dividend payments received from the Bank. Various laws, regulations and regulatory policies limit the Bank's ability to pay dividends to BancFirst Corporation, as well as BancFirst Corporation's ability to pay dividends to its shareholders. See "Liquidity and Funding" and "Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Description of Business - "Supervision and Regulation" and Note 15 of the Notes to Consolidated Financial Statements for further information regarding limitations on the payment of dividends by BancFirst Corporation and the Bank.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-15 through A-43 of the attached Appendix, and include the following:

     a.   Reports of Independent Accountants
     b.   Consolidated Balance Sheet
     c.   Consolidated Statement of Income
     d.   Consolidated Statement of Stockholders' Equity
     e.   Consolidated Statement of Cash Flows
     f.   Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no material disagreements between the Company and its independent accountants on accounting and financial disclosure matters which are required to be reported under this Item for the period for which this report is filed.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 401 of Regulation S-K will be contained in the 1997 Proxy Statement under the caption "Election of Directors" and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 1997 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 402 of Regulation S-K will be contained in the 1997 Proxy Statement under the caption "Compensation of Directors and Executive Officers" and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 403 of Regulation S-K will be contained in the 1997 Proxy Statement under the caption "Stock Ownership" and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 404 of Regulation S-K will be contained in the 1997 Proxy Statement under the caption "Transactions with Management" and is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Reports of Independent Accountants

          Consolidated Balance Sheet at December 31, 1996 and 1995

          Consolidated Statement of Income for the three years ended December 31, 1996

          Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1996

          Consolidated Statement of Cash Flows for the three years ended December 31, 1996

          Notes to Consolidated Financial Statements

          The above financial statements are incorporated by reference from pages A-15 through A-43 of the attached Appendix.

   (2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   (3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:


EXHIBIT
NUMBER                                  EXHIBIT
-------   ----------------------------------------------------------------------

 2.1 Agreement and Plan of Reorganization dated October 28, 1994 among BancFirst, State National Bank, Marlow, and certain shareholders of State National Bank (filed as Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference).

 2.2 Agreement and Plan of Reorganization dated September 16, 1995 between BancFirst and City Bankshares, Inc. (filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

 2.3 Agreement dated September 16, 1995 between BancFirst and William O. Johnstone (filed as Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

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

 3.3 Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as Exhibit 3.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference).

 3.4 Amended By-Laws (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

 4.1 Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

 4.2 Indenture dated as of February 4, 1997 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

 4.3 Series A Capital Securities Guarantee Agreement dated as of February 4, 1997 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

EXHIBIT
NUMBER                                  EXHIBIT
-------   ----------------------------------------------------------------------
 10.10 United Community Corporation (now BancFirst Corporation) Stock Option Plan (filed as Exhibit 10.09 to the Company's Registration Statement on Form S-4, file No. 33-13016 and incorporated herein by reference).

 10.11 BancFirst Corporation Employee Stock Ownership and Thrift Plan (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

 22.1*    Subsidiaries of Registrant.

 27.1*    Financial Data Schedule.

 _______________________________
 *   Filed herewith.


(b) No reports on Form 8-K have been filed by the Company during the fourth quarter of the year ended December 31, 1996.



                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 March 31, 1997                   BANCFIRST CORPORATION
                                      (Registrant)



                                  /s/ David E. Rainbolt
                                  --------------------------------------------
                                  David E. Rainbolt
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 1997.


/s/ H. E. Rainbolt                      /s/ Robert A. Gregory
------------------------------------    ------------------------------------
H. E. Rainbolt                          Robert A. Gregory
Chairman of the Board                   Vice Chairman of the Board
(Principal Executive Officer)           (Principal Executive Officer)



/s/ Stephen R. Lindemood                /s/ David E. Rainbolt
------------------------------------    ------------------------------------
Stephen R. Lindemood                    David E. Rainbolt
President, BancTrust and Director       President, Chief Executive
                                        Officer and Director
                                        (Principal Executive Officer)


/s/ J. Ralph McCalmont                  /s/ William O. Johnstone
------------------------------------    ------------------------------------
J. Ralph McCalmont                      William O. Johnstone
Vice Chairman of the Board              Vice Chairman of the Board
(Principal Executive Officer)           (Principal Executive Officer)



/s/ Joe T. Shockley, Jr.
------------------------------------    ____________________________________
                                        Melvin Moran
Executive Vice President,               Director
Chief Financial Officer and Director
(Principal Financial Officer)

                                        /s/ Randy P. Foraker
____________________________________    ------------------------------------
John T. Hannah                          Randy P. Foraker
Director                                Senior Vice President, Controller
                                        and Secretary/Treasurer
                                        (Principal Accounting Officer)

____________________________________
J. R. Hutchens, Jr.
Director

                                  APPENDEX A

                             BANCFIRST CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA

                                                                                                   PAGES
                                                                                               --------------
Selected Consolidated Financial Data...................................................             A-2

Management's Discussion and Analysis of Financial Condition and Results of Operations           A-3 -- A-14

Reports of Independent Accountants.....................................................             A-15

Consolidated Balance Sheet.............................................................             A-16

Consolidated Statement of Income.......................................................             A-17

Consolidated Statement of Stockholders' Equity.........................................             A-18

Consolidated Statement of Cash Flows...................................................             A-19

Notes to Consolidated Financial Statements.............................................         A-20 -- A-43

                     SELECTED CONSOLIDATED FINANCIAL DATA
                 (Dollars in thousands, except per share data)

                                                                       AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------------
                                                               1996          1995         1994        1993        1992
                                                           ------------  -----------   ---------   ---------   ---------
INCOME STATEMENT DATA:
 Net interest income                                        $   53,784    $   43,689    $ 38,936    $ 32,971    $ 30,041
 Provision for possible loan losses                                994           855         380         251         700
 Noninterest income                                             14,999        12,500      11,218      10,547       8,612
 Noninterest expense                                            43,270        34,932      31,631      29,151      26,792
 Income before extraordinary items                              15,088        12,839      11,597      10,154       8,955
 Net income                                                     15,088        12,839      11,597      11,472      11,161
 Accumulated preferred dividends                                    --            --         (55)       (386)       (908)
 Net income applicable to common stockholders                   15,088        12,839      11,542      11,086      10,253
BALANCE SHEET DATA:
 Total assets                                               $1,235,711    $1,048,338    $872,915    $823,234    $705,097
 Total loans (net of unearned interest)                        763,559       625,162     522,314     466,356     382,498
 Allowance for possible loan losses                             11,945        10,646       9,729       9,027       7,202
 Securities                                                    283,857       263,113     223,044     231,546     204,001
 Deposits                                                    1,105,453       923,169     784,851     736,686     636,633
 Long-term borrowings                                            6,636           918          --          --          --
 10% Preferred Stock                                                --            --          --       3,898       3,829
 Common stockholders' equity                                   112,096        98,343      81,961      76,052      46,929
PER COMMON SHARE DATA:
 Income before extraordinary items                          $     2.33    $     2.01    $   1.80    $   1.77    $   1.70
 Net income                                                       2.33          2.01        1.80        2.01        2.17
 Cash dividends                                                   0.34          0.29        0.25        0.21        0.05
 Book value                                                      17.52         15.80       13.21       12.27        9.94
 Tangible book value                                             15.19         14.50       11.93       11.02        8.31
SELECTED FINANCIAL RATIOS:
 Performance ratios:
 Return on average assets                                         1.31%         1.33%       1.34%       1.54%       1.62%
 Return on average stockholders' equity                          14.68         14.13       14.36       17.03       21.58
 Cash dividend payout ratio                                      14.59         14.43       13.89       10.45        2.30
 Net interest spread                                              4.51          4.34        4.56        4.54        4.50
 Net interest margin                                              5.35          5.20        5.20        5.14        5.08
 Efficiency ratio                                                62.91         62.17       63.07       66.99       69.31
Balance Sheet Ratios:
 Average loans to deposits                                       68.81%        67.02%      63.39%      61.82%      56.78%
 Average earning assets to total assets                          88.27         88.31       88.05       88.47       88.58
 Average earning assets to interest-bearing liabilities         125.17        124.21      123.76      122.39      117.11
Asset Quality Ratios:
 Nonperforming and restructured loans to total loans              0.75%         0.79%       0.71%       1.00%       0.99%
 Nonperforming and restructured assets to total assets            0.57          0.55        0.70        1.08        1.61
 Allowance for possible loan losses to total loans                1.56          1.70        1.86        1.94        1.88
 Allowance for possible loan losses to nonperforming
 and restructured loans                                         207.31        216.73      261.53      193.21      190.88
 Net chargeoffs to average loans                                  0.09          0.08        0.00        0.06        0.07
Capital Ratios:
 Average stockholders' equity to average assets                   8.93%         9.43%       9.34%       9.06%       7.50%
 Leverage ratio                                                   7.90          8.55        9.08        9.06        7.41
 Tier I risk-based capital ratio                                 12.98         14.76       15.41       16.57       13.80
 Total risk-based capital ratio                                  14.23         16.02       16.67       17.83       15.06

                                FINANCIAL REVIEW

     The following discussion is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 1996 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Selected Consolidated Financial Data included herein.

SUMMARY

     BancFirst Corporation continued its growth in 1996 and posted its sixth consecutive year of record earnings. After completing two acquisitions during the year and opening a new branch in Oklahoma City, the Company now serves 28 communities in Oklahoma, more than any other bank. BancFirst was the first state-chartered bank in Oklahoma to surpass $1 billion in assets and is the fourth largest bank in the state.

     Net income for 1996, rose to $15.1 million, from $12.8 million for 1995 and $11.6 million for 1994. The corresponding earnings per share was $2.33 for 1996, up from $2.01 for 1995 and $1.80 for 1994. Return on average assets was 1.31% for 1996 compared to 1.33% for 1995 and 1.34% for 1994. Return on average stockholders' equity increased to 14.68% from 14.13% for 1995 and 14.36% for 1994.

     Total assets increased $188 million, to $1.24 billion, as a result of acquisitions and internal growth. Total loans increased $138 million, including internal growth of over 8%. Total deposits increased $182 million from both acquisitions and internal growth. Stockholders' equity increased $13.8 million while average stockholders' equity to average assets decreased to 8.93%, from 9.43% for 1995.

     Asset quality remained high in 1996 with nonperforming and restructured assets to total assets of 0.57%, compared to 0.55% for 1995. The allowance for possible loan losses to nonperforming and restructured loans was 207.31% at year-end 1996 and 216.73% at the end of 1995.

     In March 1996, the Company acquired City Bankshares, Inc. of Oklahoma City, Oklahoma ("City Bankshares") which had assets of $136 million. City Bankshares' seven locations significantly expanded the Company's branch network in Oklahoma City. At the same time, the Company opened a de novo branch in Oklahoma City, giving it a total of nine locations in this important metropolitan area.

     In October 1996, the Company acquired Commerce Bancorporation, Inc. of McLoud, Oklahoma ("Commerce Bancorp"), which had $18 million in total assets. The acquisition of Commerce Bancorp complements the Company's existing locations in Shawnee, Oklahoma.

     In January 1997, BancFirst Corporation established BFC Capital Trust I (the "Trust") which issued $25 million of 9.65% Capital Securities, Series A (the "Capital Securities") in February 1997. The proceeds of the Capital Securities may be used for future acquisitions, purchases of the Company's common stock and for general corporate purposes.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income, which is the Company's principal source of operating revenue, increased 23.1% in 1996 to $53.8 million, after increasing 12.2% in 1995 and 18.1% in 1994. The net interest margin on a taxable equivalent basis for 1996 was 5.35%, up from 5.20% for 1995 and 1994. The Company's net interest margin has benefited in recent years from generally stable interest rates combined with relatively strong loan demand. It is therefore reasonable to expect that the Company's relatively high net interest margin may decline to more historical levels in the absence of a continuation of this trend.

        CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
                Taxable Equivalent Basis (Dollars in thousands)

                                     DECEMBER 31, 1996              DECEMBER 31, 1995              DECEMBER 31, 1994
                             -------------------------------  -----------------------------  -----------------------------
                                          INTEREST   AVERAGE             INTEREST   AVERAGE             INTEREST   AVERAGE
                               AVERAGE     INCOME/   YIELD/   AVERAGE    INCOME/    YIELD/   AVERAGE    INCOME/    YIELD/
ASSETS                         BALANCE     EXPENSE   RATE     BALANCE    EXPENSE     RATE    BALANCE    EXPENSE     RATE
                               -------     -------   ----     -------    -------     ----    -------    -------     ----
Earning Assets:
Loans (1)                    $  710,115     $69,342  9.76%    $577,887   $58,199     10.07%  $493,300   $45,995      9.32%
Investments - taxable           265,488      16,546  6.23      233,777    13,937      5.96    225,257    12,214      5.42
Investments - tax exempt         11,042         937  8.49       11,059       945      8.55     10,445       925      8.86
Federal funds sold               29,287       1,572  5.37       28,515     1,673      5.87     32,991     1,350      4.09
                             ----------     -------           --------   -------             --------   -------
Total earning assets          1,015,932      88,397  8.70      851,238    74,754      8.78    761,993    60,484      7.94
                             ----------     -------           --------   -------             --------   -------
Nonearning assets:
Cash and due from banks          73,111                         67,348                         59,400
Interest receivable and          73,542                         55,543                         53,392
 other assets
Allowance for possible          (11,598)                       (10,162)                        (9,372)
 loan losses
                             ----------                       --------                       --------
Total nonearning assets         135,055                        112,729                        103,420
                             ----------                       --------                       --------
 Total assets                $1,150,987                       $963,967                       $865,413
                             ==========                       ========                       ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY

Interest-bearing
 liabilities:
Transaction deposits         $  111,633       3,052  2.73%    $179,435   $ 5,882      3.28%  $173,647   $ 4,899      2.82%
Savings deposits                275,868       8,582  3.11      154,482     5,848      3.79    156,920     4,828      3.08
Time deposits                   416,253      21,958  5.28      346,807    18,435      5.32    284,625    11,054      3.88
Short-term borrowings             6,298         364  5.78        4,403       253      5.75        527        19      3.60
Line of credit                       --          --    --           --        16       NM          --        38       NM
Long-term borrowings              1,560         103  6.60          216        14      6.48         --        --        --
                             ----------     -------           --------   -------             --------   -------
Total interest-bearing
 liabilities                    811,612      34,059  4.20      685,343    30,448      4.44    615,719    20,838      3.38
                             ----------     -------           --------   -------             --------   -------
Interest-free funds:
Demand deposits                 228,291                        181,495                        163,002
Interest payable and other        8,278                          6,259                          5,903
 liabilities
Stockholders' equity            102,806                         90,870                         80,789
                             ----------                       --------                       --------
Total interest-free funds       339,375                        278,624                        249,694
                             ----------                       --------                       --------
 Total liabilities and
  stockholders' equity       $1,150,987                       $963,967                       $865,413
                             ==========                       ========                       ========
Net interest income                         $54,338                      $44,306                        $39,646
                                            =======                      =======                        =======
Net interest spread                                  4.51%                            4.34%                          4.56%
                                                     ====                             ====                           ====
Net interest margin                                  5.35%                            5.20%                          5.20%
                                                     ====                             ====                           ====

(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

NM -- Not Meaningful.

     Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the change in net interest income. The substantial increases in net interest income in recent years have been due to volume changes rather than changes in interest rates. The Volume/Rate Analysis summarizes the relative contribution of each of these components to the increases in net interest income in 1996 and 1995. The increase in net interest income in 1996 can be attributed to the increase in loan volume and an increase in the ratio of average earning assets to interest-bearing liabilities. Average loans rose 22.9% and average loans to deposits increased to 68.81% from 67.02% for 1995. At the same time, average earning assets to interest-bearing liabilities increased to 125.17% from 124.24%. Rising interest rates in 1995 produced a negative rate variance which partially offset the increase in net interest income from loan growth.

                                              CHANGE IN 1996                  CHANGE IN 1995
                                   --------------------------------   ----------------------------
                                                  DUE TO                         DUE TO
                                                  VOLUME     DUE TO              VOLUME    DUE TO
                                     TOTAL         (1)        RATE     TOTAL      (1)       RATE
                                   ----------    --------   -------   -------    ------    -------
INCREASE (DECREASE) IN:                                     (Dollars in thousands)
INTEREST INCOME:
   Loans                              $11,145    $13,245   $(2,100)   $12,202    $7,903    $ 4,299
   Securities--taxable                  2,609      2,112       497      1,723       763        960
   Securities--tax-exempt                  (8)        (2)       (6)        20        60        (40)
   Federal funds sold                    (101)        45      (146)       324      (183)       507
                                      -------    -------   -------    -------    ------    -------
     Total interest income             13,645     15,400    (1,755)    14,269     8,543      5,726
                                      -------    -------   -------    -------    ------    -------
INTEREST EXPENSE:
   Transaction deposits                (2,831)    (2,235)     (596)       983       162        821
   Savings deposits                     2,734      4,368    (1,634)     1,020       (91)     1,111
   Time deposits                        3,523      3,763      (240)     7,383     2,457      4,926
   Short-term borrowings                   95        112       (17)       234        14        220
   Line of credit                          --         --        --        (22)       --        (22)
   Long-term borrowings                    89         87         2         14        --         14
                                      -------    -------   -------    -------    ------    -------
     Total interest expense             3,610      6,095    (2,485)     9,612     2,542      7,070
                                      -------    -------   -------    -------    ------    -------
Net interest income                   $10,035    $ 9,305   $   730    $ 4,657    $6,001    $(1,344)
                                      =======    =======   =======    =======    ======    =======

(1) The change in interest due to change in mix has been allocated in total to volume changes.

     Interest rate sensitivity analysis measures the sensitivity of the Company's net interest margin to changes in interest rates by analyzing the repricing relationship between its earning assets and interest-bearing liabilities. This analysis is limited by the fact that it presents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, and does not take into account the sensitivity of yields and rates of specific assets and liabilities to changes in market rates. In 1996, Management continued its strategy of creating manageable negative interest sensitivity gaps. This approach takes advantage of the Company's stable core deposit base and the relatively short maturity and repricing frequency of its loan portfolio, as well as the historical existence of a positive yield curve, which enhances the net interest margin over the long term. Although interest rate risk is increased on a controlled basis by this position, it is somewhat mitigated by the Company's high level of liquidity.

     The Analysis of Interest Rate Sensitivity presents the Company's earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 1996. At this date, interest-bearing liabilities exceeded earning assets by $180 million in the three month interval. This negative gap position assumes that the Company's core savings and transaction deposits are immediately rate sensitive and reflects Management's perception that the yield curve will be positive over the long term. In 1991 through 1993 the yield curve became steeper as short-term interest rates decreased significantly. This condition resulted in higher net interest margins for the Company. In 1994 and 1995, the yield curve flattened as short-term interest rates rose, then remained relatively stable in 1996. When the yield curve flattens, the Company's net interest margin would be expected to decline, unless the Company adjusts its interest sensitivity gap position, or employs other strategies to control the rise in rates on interest-bearing liabilities or to increase the yield on earning assets. In recent years, the Company's loan growth and increases in noninterest-bearing funding sources have resulted in lower negative gaps in the zero to 12 months range. This has largely offset the effects of the flatter yield curve. In 1996, the cumulative 12 months negative gap decreased to 14.06%, from 18.06% at December 31, 1995.

                                                  INTEREST RATE              NONINTEREST RATE
                                                    SENSITIVE                    SENSITIVE
                                           ----------------------        ----------------------
                                             0 TO 3       4 TO 12          1 TO 5      OVER 5
                                             MONTHS       MONTHS           YEARS        YEARS           TOTAL
                                           --------       -------         -------      --------       ----------
                                                                (Dollars in thousands)
EARNING ASSETS:
Loans                                       $ 303,142    $ 182,260        $211,142    $  67,015       $  763,559
Federal funds sold                             44,785           --              --           --           44,785
Securities                                     45,496       58,577         140,201       39,583          283,857
                                            ---------    ---------        --------    ---------       ----------
Total                                       $ 393,423    $ 240,837        $351,343    $ 106,598       $1,092,201
                                            =========   ==========        ========    =========       ==========
FUNDING SOURCES:
Noninterest-bearing demand deposits (1)     $      --    $      --        $     --    $ 129,810       $  129,810
Savings and transaction deposits              404,707           --              --           --          404,707
Time deposits of $100 or more                  48,942       50,858          13,323           --          113,123
Time deposits under $100                      116,112      163,620          42,683           --          322,415
Short-term borrowings                           3,414           --              --           --            3,414
Long-term borrowings                               50           89           5,556          941            6,636
Stockholders' equity                               --           --              --      112,096          112,096
                                            ---------    ---------        --------    ---------       ----------
Total                                       $ 573,225    $ 214,567        $ 61,562    $ 242,847       $1,092,201
                                            =========   ==========        ========    =========       ==========
Interest sensitivity gap                    $(179,802)   $  26,270        $289,781    $(136,249)
Cumulative gap                              $(179,802)   $(153,532)       $136,249           --
Cumulative gap as a percentage
   of total earning assets                     (16.46)%     (14.06)%         12.47%          --%

(1) Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders' equity.

PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for possible loan losses increased to $994,000 for 1996 from $855,000 for 1995, and $380,000 for 1994. These relatively low levels of provisions reflect the Company's strong asset quality. Net loan charge-offs were $654,000 for 1996, compared to net charge-offs of $452,000 for 1995 and net recoveries of $5,000 for 1994. The net charge-offs for 1996 and 1995 were equivalent to only 0.09% and 0.08% of average loans, respectively. A more detailed discussion of the allowance for possible loan losses is provided under "Loans."

SECURITIES TRANSACTIONS

     Net gains on securities transactions were $188,000 in 1996, compared to $111,000 in 1995, and $5,000 in 1994. The Company's general practice is to hold its securities to maturity and it does not engage in trading activities. The small gains from securities transactions have primarily been from securities that have been called or from disposing of securities acquired in mergers which had a higher than acceptable level of risk. A more detailed discussion of securities is provided under "Securities."

OTHER NONINTEREST INCOME

     Noninterest income, excluding securities transactions, increased in 1996 by $2.42 million, or 19.5%, compared to an increase of $1.18 million, or 10.5% in 1995 and $870,000, or 8.4%, in 1994. Noninterest income has become an increasingly important source of revenue. The Company's fee income has increased each year since 1987 due to improved pricing strategies, enhanced product lines and bank acquisitions. New products and strategies are being implemented which are expected to produce continued growth in noninterest income.

     Service charges on deposits increased $1.1 million, or 14%, compared to increases of 2.98% and 16.4% in 1995 and 1994, respectively. Rising interest rates in 1995 increased earnings credits allowed to customers charged through account analysis, thereby reducing commercial service charges and partially offsetting the growth in total service charges. Other noninterest income increased $1.32 million, or 29.2%, in 1996, compared to an increase of 26.5%, in 1995, and a decrease of 5.4% in 1994. The primary causes of the increases were higher fees from mortgage originations, higher gains on sales of mortgage loans and higher fees from money order sales.

NONINTEREST EXPENSE

     Total noninterest expense increased in 1996 by 23.9% to $43.3 million, compared to increases of 10.4% for 1995 and 8.5% for 1994. Salaries and employee benefits have increased over the past three years due to acquisitions, higher salary levels, additional staff for new product lines and increased loan demand. Occupancy and fixed asset expense, depreciation, amortization and data processing services all increased due to acquisitions. Data processing services decreased in 1995 from the renegotiation of the data processing contract. Net expense from other real estate owned of only $35,000 and $89,000 were recognized for 1996 and 1995, compared to net income from other real estate owned of $312,000 recognized for 1994. These amounts are reflective of the Company's efforts to reduce nonperforming assets. Other noninterest expense decreased in 1995 due to the reduction of FDIC premiums in the last half of that year.

INCOME TAXES

     Income tax expense increased to $9.43 million from $7.56 million for 1995 and $6.55 million for 1994. Prior to 1993, the Company had net operating loss carryforwards for financial and tax reporting purposes. Consequently, its income tax expense or benefit primarily related to matters other than the provision of taxes for current operations. The Company utilized substantial portions of its net operating loss carryforwards in 1993 and 1994. The remaining carryforwards are limited as to the amounts which may be utilized each year.

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

FINANCIAL POSITION

CASH AND FEDERAL FUNDS SOLD

     Cash consists of cash and cash items on hand, deposits and other amounts due from other banks, and reserves deposited with the Federal Reserve Bank. Federal funds sold consists of overnight investments of excess funds with other financial institutions. The amount of cash and federal funds sold carried by the Company is a function of the availability of funds presented to other institutions for clearing, the Company's requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and federal funds sold increased $6.23 million, or 5.4% compared to December 31, 1995. In 1995, cash and federal funds sold increased $33.6 million, or 41.1%, as compared to year-end 1994. However, based on average balances the increases for 1996 and 1995 were 6.8% and 3.76%, respectively. The year-end balances are higher than the average balances for these years due to funds temporarily deposited by certain customers of the bank over year end. Consequently, comparisons of year-end balances of cash and federal funds sold are not necessarily reflective of the overall trend.

SECURITIES

     During 1996, total securities increased $20.7 million, or 7.88%, compared to an increase of $40 million, or 17.9%, in 1995. These increases were primarily due to acquisitions.

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

                                                                   DECEMBER 31,
                                                        ------------------------------
                                                          1996       1995        1994
                                                        --------   --------   --------
                                                              (Dollars in thousands)
          HELD FOR INVESTMENT
          U. S. Treasury and other federal agencies     $ 22,560   $ 30,352   $  9,505
          States and political subdivisions               10,654     10,478      9,191
          Other securities                                    75      1,175      2,083
                                                        --------   --------   --------
            Total                                       $ 33,289   $ 42,005   $ 20,779
                                                        ========   ========   ========
          Estimated market value                        $ 33,653   $ 42,577   $ 20,395
                                                        ========   ========   ========
          AVAILABLE FOR SALE
          U. S. Treasury and other federal agencies     $242,733   $216,431   $200,141
          States and political subdivisions                1,284        657        747
          Other securities                                 7,051      4,020      1,377
                                                        --------   --------   --------
            Total                                       $250,568   $221,108   $202,265
                                                        ========   ========   ========

     The Maturity Distribution of Securities summarizes the maturity and weighted average taxable equivalent yields of the securities portfolios at December 31, 1996. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio has been shortened significantly in recent years. The percentage of securities maturing within five years increased to 85.24% in 1996 from 81.77% in 1995.

                                                AFTER ONE YEAR          AFTER FIVE YEARS
                                                      BUT                      BUT
                           WITHIN ONE YEAR      WITHIN FIVE YEARS      WITHIN TEN YEARS     AFTER TEN YEARS           TOTAL
                           ---------------      -----------------      ----------------     ---------------     ---------------
                           AMOUNT    YIELD      AMOUNT      YIELD      AMOUNT     YIELD     AMOUNT    YIELD     AMOUNT    YIELD
                           -------  --------  ----------  ---------  ----------  --------  --------  -------  ---------  ------
HELD FOR INVESTMENT                                              (Dollars in thousands)
U. S. Treasury and other
federal agencies           $ 1,708   6.86%     $ 10,980      6.86%      $ 7,273     6.79%    $ 2,599   6.62%     $ 22,560   6.81%
State and political
subdivisions                 2,235   5.47         4,834      5.35         2,372     5.59       1,213   6.19        10,654   5.52
Other securities                --     --            --        --            75     6.26          --     --            75   6.26
                           -------             --------                 -------              -------             --------
Total                      $ 3,943   6.07      $ 15,814      6.40       $ 9,720     6.49     $ 3,812   6.48      $ 33,289   6.40
                           =======             ========                 =======              =======             ========
Percentage of total          11.84%               47.51%                  29.20%               11.45%              100.00%
                           =======             ========                 =======              =======             ========
AVAILABLE FOR SALE
U. S. Treasury and other
federal agencies           $60,833   5.79%     $160,594      6.48%      $11,275     6.91%    $ 9,531   6.64%     $242,233   6.33%
State and political
subdivisions                    35   3.75           754      4.03           221     4.97         274   5.34         1,284   4.47
Other securities                --     --            --        --            --       --       7,051   5.87         7,051   5.87
                           -------             --------                 -------              -------             --------
Total                      $60,868   5.79      $161,348      6.47       $11,496     6.87     $16,856   6.30      $250,568   6.31
                           =======             ========                 =======              =======             ========
Percentage of total          24.29%               64.39%                   4.59%                6.73               100.00%
                           =======             ========                 =======              =======             ========
Total securities           $64,811   5.81      $177,162      6.46       $21,216     6.70     $20,668   6.33      $283,857   6.32
                           =======             ========                 =======              =======             ========
Percentage of total          22.83%               62.41%                   7.48%                7.28%              100.00%
                           =======             ========                 =======              =======             ========

LOANS

     The Company has generated significant loan growth over the past seven years from both acquisitions and internal originations. Total loans increased $138 million, or 22.1%, in 1996, and $103 million, or 19.7%, in 1995. In 1996, internal loan growth added $57.6 million to total loans, compared to $54 million in 1995. Internal growth is being generated primarily by continued growth in the Oklahoma City and Tulsa metropolitan markets and by specialized lending activities such as guaranteed student loans, SBA guaranteed loans and residential mortgage loans.

     Composition

     The Company's loan portfolio is diversified among commercial and individual borrowers. Commercial loans are comprised principally of loans to companies in light manufacturing, retail and service industries. Construction and development loans totaled only $37.6 million, or 4.92% of total loans as of the end of 1996, while oil and gas production loans totaled only $5.83 million, or 0.76% of total loans at such date. Real estate loans are relatively equally divided between mortgages on personal residences and loans secured by commercial and other types of properties. Installment loans are comprised mostly of loans to individuals for the purchase of vehicles and student loans. Loans secured by real estate have been a large proportion of the loan portfolio for a number of years; however, since 1989 the percentage of total loans secured by real estate has decreased slightly. In 1996, this percentage was 52.6% compared to 56.6% for 1989. Although the percentage of the portfolio represented by real estate loans has declined, the Company remains subject to risk from future market fluctuations in property values. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and close monitoring of the values of individual properties.

     The majority of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, approximately 73% of the commercial real estate and other commercial loans had adjustable interest rates at year-end 1996. The short maturities and adjustable interest rates on these loans allow the Company to maintain the majority of its loan portfolio near market interest rates.

                                                            DECEMBER 31,
                        -----------------------------------------------------------------------------------------------------
                               1996                 1995                1994                 1993                 1992
                        ------------------   ----------------     ---------------     ----------------     ---------------
                                   % OF                 % OF                % OF                 % OF                 % OF
                        AMOUNT     TOTAL     AMOUNT     TOTAL      AMOUNT   TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
                        ------     -----     ------     -----      ------   -----     ------     -----     ------     -----
                                                       (Dollars in thousands)
Commercial, financial
and other               $223,116   29.22%    $180,923   28.94%    $156,718    30.00%  $131,088    28.11%  $115,037     30.08%

Real estate --
construction              37,555    4.92       27,620    4.42       29,760     5.70     19,258     4.13     10,028      2.62
Real estate --
mortgage                 363,671   47.63      305,456   48.86      242,143    46.36    229,143    49.13    185,982     48.62
Consumer                 139,217   18.23      111,163   17.78       93,693    17.94     86,867    18.63     71,451     18.68
                        --------  ------     --------  ------     --------   ------   --------   ------   --------    ------
Total loans             $763,559  100.00%    $625,162  100.00%    $522,314   100.00%  $466,356   100.00%  $382,498    100.00%
                        ========  ======     ========  ======     ========   ======   ========   ======   ========    ======

                                                                            MATURING
                                                        ------------------------------------------------
                                                                      AFTER ONE
                                                         WITHIN       BUT WITHIN      AFTER
                                                         ONE YEAR     FIVE YEARS     FIVE YEARS   TOTAL
                                                        ---------     ----------     ----------  -------
                                                                         (Dollars in thousands)
Commercial, financial and other                         $ 193,435      $ 29,681      $    --    $223,116
Real estate -- construction                                35,051         2,504           --      37,555
Real estate -- mortgage (excluding loans secured
by 1-4 family residential properties)                     142,486        24,415           --     166,901
                                                        ---------      --------      -------    --------
   Total                                                $ 370,972      $ 56,600      $    --    $427,572
                                                        =========      ========      =======    ========
Loans with predetermined interest rates                 $  81,692      $ 32,909      $    --    $114,601
Loans with adjustable interest rates                      289,280        23,691           --     312,971
                                                        ---------      ---------     -------     -------
   Total                                                $ 370,972      $ 56,600      $    --    $427,572
                                                        =========      ========      =======    ========
Percentage of total                                         86.76%        13.24%          --%     100.00%
                                                        =========      ========      =======    ========

     The information relating to the maturity and rate sensitivity of loans is based upon original loan terms and is not adjusted for "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

     Nonperforming and Restructured Loans

     Nonperforming and restructured loans have increased since 1994 primarily as a result of acquisitions. However, nonperforming and restructured loans as a percentage of total loans was 0.75% at year-end 1996, compared to 0.79% at year-end 1995 and 0.71% at year-end 1994. From a historical perspective, nonperforming loans peaked in 1986 and have gradually decreased since that time. However, it is reasonable to expect that over the next several years the level of nonperforming loans and loan losses will rise to more historical norms as a result of economic and credit cycles.

     Nonaccrual loans negatively impact the Company's net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding at year end was approximately $172,000 in 1996 and $166,000 in 1995. Only a small amount of this interest was ultimately collected.

     The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible. The Company's experience is that a significant portion of both principal and interest is eventually recovered. However, the above normal risk associated with nonperforming loans is considered in the determination of the allowance for possible loan losses. At year-end 1996, the allowance for possible loan losses as a percentage of nonperforming and restructured loans was 207%, compared to 217% at the end of 1995.

                                                                         DECEMBER 31,
                                                     --------------------------------------------------
                                                         1996      1995      1994      1993      1992
                                                     ---------   -------   -------   -------   --------
                                                                      (Dollars in thousands)
Past due over 90 days and still accruing             $   1,476   $   500   $   351   $   590   $    378
Nonaccrual                                               3,643     3,724     2,715     3,278      2,370
Restructured                                               643       688       654       804      1,025
                                                     ---------   -------   -------   -------   --------
  Total nonperforming and restructured loans             5,762     4,912     3,720     4,672      3,773
Other real estate owned and repossessed assets           1,252       858     2,354     4,220      7,574
                                                     ---------   -------   -------   -------   --------
  Total nonperforming and restructured assets        $   7,014   $ 5,770   $ 6,074   $ 8,892   $ 11,347
                                                     =========   =======   =======   =======   ========
Nonperforming and restructured loans to total loans       0.75%     0.79%     0.71%     1.00%      0.99%
                                                     =========   =======   =======   =======   ========
Nonperforming assets to total assets                      0.57%     0.55%     0.70%     1.08%      1.61%
                                                     =========   =======   =======   =======   ========

     Other real estate owned and repossessed assets have decreased from a high of $21.3 million in 1989 to $1.25 million at year-end 1996, as a result of a substantial effort by the Company to dispose of these assets. To encourage local management to sell the other real estate as quickly as possible and to ensure that it is carried at a conservative value, the Company's policy is to write other real estate down annually by the greater of 10% of its remaining carrying value or the difference between its remaining carrying value and its estimated market value. The slight increase in other real estate owned in 1996 was due to acquisitions during the year.

     Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. These loans, which are not included in nonperforming and restrucutured assets, totaled $17.3 million at December 31, 1996. In general, these loans are well collateralized and have no identifiable loss potential. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

     Allowance for Possible Loan Losses

     The allowance for possible loan losses reflects Management's assessment of the risk of loss inherent in the Company's loan portfolio. The allowance and its adequacy is determined through consideration of many factors, including evaluation of known problem loans, levels of adversely classified, past due and nonperforming loans, loan loss experience, and economic conditions. To facilitate Management's assessment, the Company's Asset Quality Department performs periodic loan reviews at each of the Company's locations. The process of determining the adequacy of the allowance for possible loan losses, however, necessarily involves the exercise of judgment and consideration of numerous subjective factors and, accordingly, there can be no assurance that the current level of the allowance will prove adequate in light of future developments and economic conditions. As loan quality changes with economic and credit cycles, it would be reasonable to expect the Company's net charge-offs and loan loss provisions to return to more historically normal levels.

     Adversely classified loans as a percentage of total loans have declined every year since 1986, excluding bank acquisitions, primarily as a result of the improving state economy and the Company's efforts to reduce the level of problem loans. Total adversely classified loans (which includes nonperforming loans, certain restructured loans and potential problem loans described above) were $20.7 million at the end of 1996, compared to $15.8 million for 1995 and $16.3 million at the end of 1994. The percentage of classified loans to total loans was 2.71% for 1996, 2.53% for 1995 and 3.12% for 1994.

     Net charge-offs as a percentage of average loans decreased each year from 1989 through 1993, with $5,000 of net recoveries recognized in 1994. In 1996, the Company recognized $654,000 of net charge-offs, which was only 0.09% of average loans, compared to $452,000 of net charge-offs, or 0.08% of average loans for 1995.

                                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------
                                                        1996        1995        1994        1993        1992
                                                   ----------     --------    --------    -------     --------
                                                     (Dollars in thousands)
Balance at beginning of year                       $    10,646    $  9,729    $  9,027    $  7,202    $  5,967
                                                   -----------    --------    --------    --------    --------
Charge-offs:
  Commercial                                              (481)       (457)       (285)       (218)       (285)
  Real estate                                              (82)       (130)       (116)       (436)       (317)
  Consumer                                                (384)       (348)       (450)       (417)       (330)
  Other                                                   (120)        (78)        (68)        (83)       (103)
                                                   -----------    --------    --------    --------    --------
    Total charge-offs                                   (1,067)     (1,013)       (919)     (1,154)     (1,035)
                                                   -----------    --------    --------    --------    --------
Recoveries:
  Commercial                                                98         232         400         431         428
  Real estate                                              125         154         341         251         239
  Consumer                                                 155         150         148         185          93
  Other                                                     35          25          35          38          43
                                                   -----------    --------    --------    --------    --------
    Total recoveries                                       413         561         924         905         803
                                                   -----------    --------    --------    --------    --------
Net (charge-offs) recoveries                              (654)       (452)          5        (249)       (232)
Provisions charged to operations                           994         855         380         251         700
Additions from acquisitions                                959         514         317       1,823         767
                                                   -----------    --------    --------    --------    --------
Balance at end of year                             $    11,945    $ 10,646    $  9,729    $  9,027    $  7,202
                                                   ===========    ========    ========    ========    ========
Average loans                                      $   710,115    $577,887    $493,300    $412,306    $350,882
                                                   ===========    ========    ========    ========    ========
Total loans                                        $   763,559    $625,162    $522,314    $466,356    $382,498
                                                   ===========    ========    ========    ========    ========
Net charge-offs to average loans                          0.09%       0.08%       0.00%       0.06%       0.07%
                                                   ===========    ========    ========    ========    ========
Allowance to total loans                                  1.56%       1.70%       1.86%       1.94%       1.88%
                                                   ===========    ========    ========    ========    ========
ALLOCATION OF THE ALLOWANCE BY CATEGORY OF LOANS:
  Commercial, financial and other                  $       821    $    505    $    720    $    647    $    333
  Real estate--construction                                426         466         564         747          --
  Real estate--mortgage                                    731         917         927         729         872
  Consumer                                                 170         188         149         155         156
  Unallocated                                            9,797       8,570       7,369       6,749       5,841
                                                   -----------    --------    --------    --------    --------
     Total                                         $    11,945    $ 10,646    $  9,729    $  9,027    $  7,202
                                                   ===========    ========    ========    ========    ========
PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS:
  Commercial, financial and other                        29.22%      28.94%      30.00%      28.11%      30.08%
  Real estate--construction                               4.92        4.42        5.70        4.13        2.62
  Real estate--mortgage                                  47.63       48.86       46.36       49.13       48.62
  Consumer                                               18.23       17.78       17.94       18.63       18.68
                                                   -----------    --------    --------    --------    --------
     Total                                              100.00%     100.00%     100.00%     100.00%     100.00%
                                                   ===========    ========    ========    ========    ========

     The Company adopted Statement of Financing Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), in January 1995. This accounting standard requires that impaired loans be measured based upon the present value of future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans are collateral dependent. Accordingly, the amount of impairment is measured based upon the fair value of the underlying collateral and is included in the allowance for possible loan losses. The adoption of FAS 114 did not have a material effect on the financial position or results of operations of the Company.

LIQUIDITY AND FUNDING

     The Company's principal source of liquidity and funding is its diverse deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, competitive service charges and other banking services offered, the Company can, to a limited extent, control its level of deposits. The level and maturity of deposits necessary to support the Company's lending and investment functions is determined through monitoring loan demand and through its asset/liability management process.

     The Company's core deposits provide it with a stable, low-cost funding source. In prior years, because of its relatively low loan to deposit ratio, the Company was highly liquid and did not need to retain deposits unless a favorable spread could be earned on the funds. However, loan growth and securities pledging requirements have reached a level which have made it desirable for the Company to generate internal deposit growth. Excluding acquisitions, total deposits increased $43.4 million in 1996, and $46.2 million in 1995. Much of the deposit growth for 1996 and 1995 was in time deposits of $100,000 or more. Core deposits as a percentage of total deposits decreased, correspondingly, to 89.50% in 1996 and 89.59% in 1995. However, demand deposits have increased to 22.12% and 21.05% of total deposits in 1996 and 1995, respectively. In 1996, interest-bearing transaction deposits decreased and savings deposits increased as a result of a new product introduced by the Company which sweeps excess funds in transaction accounts into a savings account.

                                              1996             1995           1994               1993            1992
                                         ------------        --------       ---------          --------         --------
AVERAGE BALANCES                                                            (Dollars in thousands)
Demand deposits                          $    228,291        $181,495       $ 163,002          $132,847         $110,512
Interest-bearing transaction deposits         111,633         179,435         173,647           146,187          126,165
Savings deposits                              275,868         154,482         156,920           124,798          106,826
Time deposits under $100,000                  307,839         257,052         228,429           213,895          228,656
                                         ------------        --------       ---------          --------         --------
Total core deposits                           923,631         772,464         721,998           617,727          572,159
Time deposits of $100,000 or more             108,414          89,755          56,196            49,206           45,811
                                         ------------        --------       ---------          --------         --------
Total deposits                           $  1,032,045        $862,219       $ 778,194          $666,933         $617,970
                                         ============        ========       =========          ========         ========
PERCENTAGES OF TOTAL DEPOSITS            % OF            % OF             % OF             % OF            % OF
  AND AVERAGE RATES PAID                 TOTAL  RATE     TOTAL    RATE    TOTAL   RATE     TOTAL   RATE    TOTAL     RATE
                                        -----   ----    ------   -----   ------   ----    ------   ----    -----     ----
Demand deposits                         22.12           21.05%           20.95%           19.92%           17.88%
Interest-bearing transaction deposits   10.82   2.73%   20.81    3.28%   22.32   2.82%    21.92    2.83%   20.42     3.05%
Savings deposits                        26.73   3.11    17.92    3.79    20.16   3.08     18.71    3.03    17.29     3.32
Time deposits under $100,000            29.83   5.31    29.81    5.32    29.35   3.87     32.07    3.56    37.00     4.48
                                       ------          ------           ------           ------           ------
Total core deposits                     89.50           89.59            92.78            92.62            92.59
Time deposits of $100,000 or more       10.50   5.17    10.41    5.32     7.22   3.96      7.38    3.58     7.41     4.36
                                       ------          ------           ------           ------           ------
Total deposits                         100.00%         100.00%          100.00%          100.00%          100.00%
                                       ======          ======            =========       ======           ======
Average rate paid on interest-
 bearing deposits                               4.18%            4.43%           3.38%             3.24%             3.87%
                                                ====             ====            ====              ====              ====

     The Company has not utilized brokered deposits. Approximately 88% of its time deposits of $100,000 or more at December 31, 1996 mature in one year or less.

                                            DECEMBER 31,
                                                1996
                                          ---------------
                                           (In thousands)
          Three months or less                   $ 48,942
          Over three through six months            23,431
          Over six through twelve months           27,427
          Over twelve months                       13,323
                                              -----------
          Total                                  $113,123
                                              ===========


     Federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained. Federal funds purchased and repurchase agreements totaled $3.41 million in 1996, compared to $3.71 million in 1995.

     In 1995, the Bank became a member of the Federal Home Loan Bank of Topeka, Kansas (the "FHLB") and began borrowing from the FHLB at favorable interest rates. In 1995, a total of $15 million was borrowed on a short-term basis. In 1996 and 1995, $1.73 million was borrowed on a long-term basis to match-fund certain long-term fixed-rate loans. Also in 1996, the Bank borrowed $5 million on a two-year term. These borrowings are secured by a pledge of residential first mortgages.

     The Bank is highly liquid. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. Cash flows from operations, investing activities and other funding sources have provided the funds for the increased loan activity.

     The liquidity of BancFirst Corporation is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. During 1996, the Bank paid four dividends totaling $10.1 million.

CAPITAL RESOURCES

     Stockholders' equity totaled $112 million at year-end 1996, compared to $98.3 million at year-end 1995 and $82 million at year-end 1994. The increases in 1996 and 1995 were primarily due to net earnings retained. In 1994, stockholders' equity was reduced by the redemption of the $3.9 million issue of 10% Preferred Stock and $4.11 million of unrealized securities losses.

     The Company's average equity capital ratio at year-end 1996 was 9.18%, compared to 9.43% for 1995 and 9.34% for 1994. At December 31, 1996, the Company's leverage ratio was 7.90% and its total risk-based capital ratio was 14.23%, compared to 8.55% and 16.02%, respectively in 1995. The minimum leverage ratio is 3% and the minimum total risk-based capital ratio is 8%. The standards are considered to be minimum requirements and banking institutions are generally expected to maintain capital well above the minimum levels. The decreases in the capital ratios in 1996 were primarily due to leverage added by acquisitions.

     In March 1995, the Company adopted a Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 200,000 shares of the Company's common stock. The SRP is to be used for purchases of stock by the Company's ESOP, and may also be used to enhance earnings per share, provide stock for the exercise of stock options under the Company's Incentive Stock Option Plan or to provide additional market liquidity for the stock. Stock purchases under the SRP must satisfy certain criteria regarding effects on earnings per share and book value dilution, resulting equity ratios and the price to book value of comparable size institutions. No purchases were made under the SRP during 1996. During 1995, the Company purchased and canceled 62,440 shares and the ESOP purchased 30,684 shares.

     In January 1997, BancFirst Corporation established BFC Capital Trust I (the "Trust"), a trust formed under the Delaware Business Trust Act. In February 1997, the Trust issued $25 million of aggregate liquidation amount of 9.65% Capital Securities, Series A (the "Capital Securities"). The proceeds from the sale of the Capital Securities were invested in 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the "Debentures") of BancFirst Corporation. Distributions on the Capital Securities are payable January 15 and July 15 of each year. Such distributions may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the Capital Securities is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Capital Securities represent an undivided interest in the Debentures, are guaranteed by BancFirst Corporation, and will be presented as long-term debt in the Company's consolidated financial statements, but will qualify as Tier I regulatory capital. During any deferred period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

     Future dividend payments will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company's ability to pay dividends, Management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 1997.

                      REPORTS OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of BancFirst Corporation:

We have audited the accompanying consolidated balance sheet of BancFirst Corporation (the "Company") as of December 31, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and the consolidated results of its operations and its cash flows for the year ended in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.
Oklahoma City, Oklahoma
March 28, 1997



To the Board of Directors and Stockholders of BancFirst Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of BancFirst Corporation and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE L.L.P.
Oklahoma City, Oklahoma
March 27, 1996

                             BANCFIRST CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                                                                         DECEMBER 31,
                                                                                ---------------------------
                                                                                      1996          1995
                                                                                ---------------------------
ASSETS
Cash and due from banks                                                            $   76,877    $   85,352
Interest-bearing deposits with banks                                                       62             1
Securities (market value: $284,221 and $263,685, respectively)                        283,857       263,113
Federal funds sold                                                                     44,785        30,085
Loans:
  Total loans (net of unearned interest)                                              763,559       625,162
  Allowance for possible loan losses                                                  (11,945)      (10,646)
                                                                                --------------   ----------
   Loans, net                                                                         751,614       614,516
Premises and equipment, net                                                            33,556        28,308
Other real estate owned                                                                 1,101           781
Intangible assets, net                                                                 14,871         8,106
Accrued interest receivable                                                            10,627        10,403
Other assets                                                                           18,361         7,673
                                                                                --------------   ----------
   Total assets                                                                    $1,235,711    $1,048,338
                                                                                ==============   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                              $  265,209    $  196,597
  Interest-bearing                                                                    840,244       726,572
                                                                                --------------   ----------
   Total deposits                                                                   1,105,453       923,169
Short-term borrowings                                                                   3,414        18,705
Long-term borrowings                                                                    6,636           918
Accrued interest payable                                                                3,940         3,237
Other liabilities                                                                       4,172         3,966
                                                                                --------------   ----------
   Total liabilities                                                                1,123,615       949,995
                                                                                --------------   ----------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued: 6,400,338 and 6,225,455, respectively)        6,400         6,225
  Capital surplus                                                                      36,218        34,769
  Retained earnings                                                                    68,742        55,792
  Unrealized securities gains, net of tax                                                 736         1,557
                                                                                --------------   ----------
   Total stockholders' equity                                                         112,096        98,343
                                                                                --------------   ----------
   Total liabilities and stockholders' equity                                      $1,235,711    $1,048,338
                                                                                ==============   ==========
See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands, except per share data)

                                                                        YEAR ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                    1996         1995         1994
                                                               -----------   -----------  -----------
INTEREST INCOME
 Loans, including fees                                           $   69,116   $   57,914   $   45,609
 Interest-bearing deposits with banks                                     1           14           --
 Securities:
  Taxable                                                            16,546       13,924       12,184
  Tax-exempt                                                            608          614          631
 Federal funds sold                                                   1,572        1,673        1,350
                                                                ------------    ---------    ---------
   Total interest income                                             87,843       74,139       59,774
                                                                ------------    ---------    ---------
INTEREST EXPENSE
 Deposits                                                            33,592       30,167       20,780
 Short-term borrowings                                                  364          253           19
 Line of Credit                                                          --           16           39
 Long-term borrowings                                                   103           14           --
                                                                ------------    ---------    ---------
   Total interest expense                                            34,059       30,450       20,838
                                                                ------------    ---------    ---------
 Net interest income                                                 53,784       43,689       38,936
 Provision for possible loan losses                                     994          855          380
                                                                ------------    ---------   ----------
  Net interest income after provision for possible loan losses       52,790       42,834       38,556
                                                                ------------    ---------   ----------
NONINTEREST INCOME
 Service charges on deposits                                          8,972        7,869        7,641
 Securities transactions                                                188          111            5
 Other                                                                5,839        4,520        3,572
                                                               ------------    ---------   ----------
   Total noninterest income                                          14,999       12,500       11,218
                                                               ------------    ---------   ----------
NONINTEREST EXPENSE
 Salaries and employee benefits                                      24,883       19,909       17,228
 Occupancy and fixed assets expense, net                              2,750        2,049        1,787
 Depreciation                                                         2,350        1,871        1,749
 Amortization                                                         2,006        1,453        1,262
 Data processing services                                             1,347        1,164        1,359
 Net (income) expense from other real estate owned                       35           89         (312)
 Other                                                                9,899        8,397        8,558
                                                               ------------   ----------   ----------
   Total noninterest expense                                         43,270       34,932       31,631
                                                               ------------   ----------   ----------
 Income before taxes                                                 24,519       20,402       18,143
 Income tax expense                                                  (9,431)      (7,563)      (6,546)
                                                               ------------   ----------   ----------
   Net income                                                    $   15,088   $   12,839   $   11,597
                                                               ============   ==========   ==========
PER SHARE DATA (PRIMARY AND FULLY DILUTED)
 Net income                                                      $    2.33    $     2.01   $     1.80
                                                               ============   ==========   ==========
 Average common stock and common stock equivalents                6,483,399    6,391,424    6,399,518
                                                               ============   ==========   ==========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                   YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------------------

                                                                1996                       1995                      1994
                                                    ---------------------------  --------------------------  -----------------------

                                                       SHARES         AMOUNT        SHARES       AMOUNT       SHARES        AMOUNT
                                                    ------------    -----------  ------------  ------------  ---------    ----------
10% PREFERRED STOCK
 Issued at beginning of year                                --   $        --             --    $       --       779,668  $    3,898

 Shares acquired and canceled                               --            --             --            --      (779,668)     (3,898)

 Issued at end of year                                      --   $        --             --    $       --           --   $       --
                                                   ===========   ===========     ==========    ===========  ===========  ==========
COMMON STOCK
 Issued at beginning of year                         6,225,455   $     6,225      6,202,814    $     6,203    6,198,439       6,198
 Shares issued                                         174,883           175         85,081             85        4,375           5
 Shares acquired and canceled                               --            --        (62,440)           (63)          --          --
                                                  ------------   -----------     =---------    -----------  -----------  ----------
 Issued at end of year                               6,400,338   $     6,400      6,225,455    $     6,225    6,202,814       6,203
                                                  ============   ===========     ==========    ===========  ===========  ==========
CAPITAL SURPLUS
 Balance at beginning of year                                    $    34,769                   $    34,259                   34,234
 Common stock issued                                                   1,449                           620                       25
 Shares acquired and canceled                                             --                          (110)                      --
                                                                 -----------                   -----------               ----------
 Balance at end of year                                          $    36,218                   $    34,769                   34,259
                                                                 ===========                   ===========               ==========
RETAINED EARNINGS
 Balance at beginning of year                                    $    55,792                   $    45,611               $   35,620
 Net income                                                           15,088                        12,839                   11,597
 Dividends on 10% Preferred Stock ($0.07 per share                        --                            --                      (55)
  in 1994)
 Dividends on common stock ($0.34, $0.29 and $0.25
  per share, respectively)                                            (2,138)                       (1,801)                  (1,551)
 Common stock canceled                                                    --                          (857)                      --
                                                                 -----------                   -----------               ----------
 Balance at end of year                                          $    68,742                   $    55,792               $   45,611
                                                                 ===========                   ===========               ==========
UNREALIZED SECURITIES GAINS (LOSSES)
 Balance at beginning of year                                    $     1,557                    $   (4,112)              $       --
 Net change                                                             (821)                        5,669                   (4,112)
                                                                 -----------                   -----------               ----------
 Balance at end of year                                          $       736                   $     1,557                   (4,112)
                                                                 ===========                   ===========                =========
 Total stockholders' equity                                      $   112,096                   $    98,343                $  81,961
                                                                 ===========                   ===========                =========


See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                           1996            1995           1994
                                                                          -------------     -----------    ---------
 Net income                                                                 $  15,088        $ 12,839       $ 11,597
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible losses                                                1,394             985            380
   Depreciation and amortization                                                4,356           3,324          3,011
   Net amortization of securities premiums and discounts                         (196)            966          1,783
   Unrealized losses on other real estate owned                                   149             111              4
   (Increase) decrease in interest receivable                                     271          (1,208)          (681)
   (Increase) decrease in other receivables                                    (7,082)            884         (1,241)
   Increase in interest payable                                                   286             808            530
   (Increase) decrease in deferred tax asset                                     (568)           (398)           477
   Other, net                                                                  (4,092)         (2,373)          (524)
                                                                          ------------      ----------     ---------
    Net cash provided by operating activities                                   9,606          15,938         15,336
                                                                          ------------      ----------     ---------
INVESTING ACTIVITIES
 Cash and due from banks provided by/(used for) acquisitions                   (9,825)        (15,524)           414
 Purchases of securities                                                      (64,171)        (62,348)       (71,577)
 Maturities of securities                                                      71,360          71,925         63,154
 Proceeds from sales of securities                                             16,315           4,239         14,517
 Net (increase) decrease in federal funds sold                                 (1,315)          8,482         13,281
 Purchases of loans                                                           (14,973)        (16,395)        (9,968)
 Proceeds from sales of loans                                                 107,461          56,741         51,298
 Net other increase in loans                                                 (150,335)        (93,480)       (73,949)
 Purchases of premises and equipment                                           (5,148)         (2,941)        (9,158)
 Proceeds from the sale of other real estate owned and repossessed assets       1,610           1,448          3,613
 Purchase of minority interest                                                     --              --         (1,121)
 Other, net                                                                      (977)            347           (236)
                                                                          ------------      ----------     ---------
    Net cash used for investing activities                                    (49,998)        (47,506)       (19,732)
                                                                          ------------      ----------     ---------
FINANCING ACTIVITIES
 Net increase in demand, transaction and savings deposits                      18,626          20,109          7,742
 Net increase in certificates of deposits                                      24,795          26,138          7,784
 Net increase (decrease) in short-term borrowings                             (15,291)         18,588           (818)
 Net increase in long-term borrowings                                           5,718             918             --
 Issuance of common stock                                                         125             370             30
 Purchase and retirement of common stock                                           --          (1,029)            --
 Redemption of 10% Preferred Stock                                                 --              --         (3,953)
 Cash dividends paid                                                           (1,995)         (1,737)        (1,683)
                                                                          ------------      ----------     ---------
    Net cash provided by financing activities                                  31,978          63,357          9,102
                                                                          ------------      ----------     ---------
 Net (decrease) increase in cash and due from banks                            (8,414)         31,789          4,706
 Cash and due from banks at the beginning of the year                          85,353          53,564         48,858
                                                                          ------------      ----------     ---------
 Cash and due from banks at the end of the year                             $  76,939        $ 85,353       $ 53,564
                                                                          ============      ==========     =========
SUPPLEMENTAL DISCLOSURE
 Cash paid during the year for interest                                     $  33,356        $ 29,301       $ 20,228
                                                                         =============      ==========     =========
 Cash paid during the year for income taxes                                 $   9,531        $  7,649       $  5,579
                                                                         =============      ==========     =========

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

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BancFirst, BancFirst Investment Corporation, Lenders Collection Corporation and National Express Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts for 1995 and 1994 have been reclassified to conform with the 1996 presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles inherently involves the use of estimates and assumptions which affect the amounts reported in the financial statements and the related disclosures. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported.

SECURITIES

     The Company's general practice is to hold its securities to maturity and it does not engage in trading activities. Any sales of securities are to execute the Company's asset/liability management, to eliminate a perceived credit risk in a specific security, or to provide liquidity. Securities that are being held for indefinite periods of time, or that may be sold as part of the Company's asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated market value. Unrealized gains or losses on securities available for sale are reported as a component of stockholders' equity, net of income tax. Securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method, unless such investments are considered permanently impaired, in which case they are adjusted to the lower of cost or market. Prior to January 1, 1994, all securities were classified as held for investment. Gains or losses from sales of securities are based upon the book value of the specific securities sold.

LOANS

     Loans are stated at the principal amount outstanding. Interest income on certain installment loans is recorded by use of a method which produces a reasonable approximation of a constant yield on the outstanding principal. Interest on all other performing loans is recognized based upon the principal amount outstanding.

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

     The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), in January 1995. This accounting standard requires that impaired loans be measured based upon the present value of future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.
A loan is impaired when it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans are collateral dependent. Accordingly, the amount of impairment is measured based upon the fair value of the underlying collateral and is included in the allowance for possible loan losses.

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

INCOME TAXES

     The Company files a consolidated income tax return.   Deferred taxes are
recognized under the asset and liability approach based upon the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using the tax rates expected to apply to taxable income in the periods when the related temporary differences are expected to be realized.

                             BANCFIRST CORPORATION

EARNINGS PER COMMON SHARE

     Earnings per common share is computed by dividing net income, less any preferred dividends requirement, by the weighted average of common shares and common stock equivalents outstanding, as restated for shares issued in business combinations accounted for as poolings of interests, if any.

STATEMENT OF CASH FLOWS

     For purposes of the statement of cash flows, the Company considers cash and due from banks, and interest-bearing deposits with banks as cash equivalents. Acquisitions accounted for as purchases or as book value purchases are presented net of any stock issued, asset acquired and liabilities assumed.

     In 1996, in connection with the acquisitions of City Bankshares, Inc. of Oklahoma City, Oklahoma ("City Bankshares") and Commerce Bancorporation, Inc. of McLoud, Oklahoma ("Commerce Bancorp"), the Company paid cash of $19,227, issued common stock of $1,451, acquired assets of $160,928 and assumed liabilities of $140,250.

     In 1995, in connection with the acquisitions of State National Bank of Marlow, Oklahoma ("State National Bank") and Johnston County Bancshares, Inc. of Tishomingo, Oklahoma ("Johnston County Bancshares"), the Company paid cash of $17,960, including retirement of debt, issued common stock of $335, acquired assets of $111,050 and assumed liabilities of $92,755.

     In 1994, in connection with the acquisition of First City Bank of Tulsa, Oklahoma ("First City Bank"), the Company paid cash of $4,029, acquired assets of $37,177 and assumed liabilities of $33,132.

RECENT ACCOUNTING PRONOUNCEMENTS NOT EFFECTIVE

     In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is based on a financial-components approach under which an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred as a result of a transfer of financial assets, and derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 (except for certain provisions deferred for one year by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125"), and must be applied prospectively. The Company does not expect that, upon adoption, this standard will have a material effect on its consolidated financial statements.

     In March 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The standard specifies the computation, presentation and disclosure requirements for earnings per share, and will simplify the computation required by existing guidelines. The standard is effective for financial statements issued for periods ending after December 15, 1997, and must be applied prospectively. The Company does not expect that, upon adoption, this standard will have a material effect on its calculation of earnings per share.

                             BANCFIRST CORPORATION

(2)  FORMATION OF BANCFIRST CORPORATION; MERGERS, ACQUISITIONS
     AND DISPOSALS

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

     In April 1994, the Company acquired certain of the assets of National Express Money Orders, Inc., a money order company operating in Oklahoma and Texas. The new business was operated as a subsidiary of BancFirst under the name National Express Corporation ("National Express"). The acquisition was for cash and was accounted for as a purchase. Accordingly, the effect of the acquisition is included in the Company's consolidated financial statements from the date of the acquisition forward. The assets acquired were not material in relation to the Company's financial position and the acquisition did not have a material effect on the operations of the Company.

     In July 1994, BancFirst Corporation purchased the minority interest in its subsidiary bank, BancFirst, for $1,121, which was 1.1 times the book value of the respective shares of BancFirst common stock at June 30, 1994. The excess of the cost over the book value of the stock acquired was $103.

     In March 1995, the Company acquired State National Bank which had total assets of $101,976. The acquisition was for cash of $17,485, with an additional $500 placed in escrow pending the resolution of certain matters. State National Bank was immediately merged into BancFirst. The acquisition was accounted for as a purchase. Accordingly, the effect of the transaction is included in the Company's consolidated financial statements from the date of the acquisition forward. A core deposit intangible of $406 and goodwill of $810 were recorded for the acquisition. Subsequent payments from the escrow, if any, to the former shareholders of State National Bank will increase the goodwill recorded. Pro forma condensed results of operations, as though State National Bank had been acquired January 1, 1994, are as follows:

                                                                                        UNAUDITED
                                                                                  ---------------------
                                                                                        YEAR ENDED
                                                                                       DECEMBER 31,
                                                                                  ---------------------
                                                                                      1995      1994
                                                                                  ----------- ---------
          Net interest income                                                        $44,350   $42,160
          Net income                                                                 $13,018   $12,296
          Net income per common share and common stock equivalent                    $  2.04   $  1.91

     In December 1995, the Company acquired all the assets and assumed all of the liabilities of Johnston County Bancshares which had total assets of $10,051. Johnston County Bancshares was controlled by certain executive officers and directors of the Company. The acquisition was accomplished through the exchange of 28,831 shares of BancFirst Corporation common stock for all of the outstanding common and preferred stock of

                             BANCFIRST CORPORATION

Johnston County Bancshares. The minority shares of Johnston County Bancshares' subsidiary bank were purchased for $120. The acquisition was accounted for as a book value purchase, which is similar to the pooling of interests method, although the effect of the acquisition is included in the Company's consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 1995.

     In March 1996, BancFirst acquired City Bankshares which had $136,251 in total assets. The acquisition was for cash of $19,125, with City Bankshares and its subsidiary bank, City Bank, being merged into BancFirst. C-Teq, Inc., an 85% owned data processing subsidiary of City Bankshares, was spun off to the shareholders of City Bankshares prior to the acquisition. BancFirst also paid the CEO of City Bankshares $1,250 for an agreement not to compete with BancFirst for a period of four years. The acquisition was accounted for as a purchase. Accordingly, the effect of the acquisition is included in the Company's consolidated financial statements from the date of the acquisition forward. A core deposit intangible of $830 and goodwill of $7,419 were recorded in the acquisition. Pro forma condensed results of operations, as though City Bankshares had been acquired January 1, 1995, are as follows:

                                                                                   UNAUDITED
                                                                             --------------------
                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                             --------------------
                                                                                 1996      1995
                                                                             ---------- ---------
          Net interest income                                                   $55,199   $49,226
          Net income                                                            $14,998   $13,122
          Net income per common share and common stock equivalent               $  2.31   $  2.05

     In October 1996, the Company acquired all of the assets and assumed all of the liabilities of Commerce Bancorp which had $17,786 in assets. Commerce Bancorp was controlled by certain executive officers of the Company. The acquisition was accomplished through the exchange of 156,508 shares of BancFirst Corporation common stock for all of the Commerce Bancorp common stock outstanding. The minority shares of Commerce Bancorp's subsidiary bank were purchased for $102. The merger was accounted for as a book value purchase, which is similar to the pooling of interests method, although the effect of the merger is included in the Company's consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 1996.

     In December 1996, the Company acquired 26.75% of the common stock outstanding of Peoples State Bank of Tulsa, Oklahoma for cash of $770. This investment is accounted for under the equity method of accounting and did not have a material effect on the results of operations of the Company for 1996.

     In December 1996, the Company's money order subsidiary, National Express, entered into an agreement for the sale of its business. Under the terms of the agreement, National Express received cash of $600 in January 1997, and may receive additional payments of up to $500 over a two-year period based upon specified levels of business retained by the purchaser. The business of National Express was transferred to the purchaser in January and February 1997. The sale was accounted for as a disposal of a segment of a business. Consequently, the expected net gain from the disposal will be recognized in the Company's consolidated statement of income when the final proceeds are received. The operations of National Express were not material in relation to the consolidated operations of the Company. The following assets and liabilities of National Express are included in the Company's consolidated balance sheet at December 31, 1996:

                             BANCFIRST CORPORATION

                         Cash and due from BancFirst                 $ 6,611
                         Interest-bearing deposit with BancFirst       3,674
                         Securities held for investment                  776
                         Premises and equipment, net                     185
                         Intangible assets, net                          515
                         Receivables from money order sales, net       7,371
                         Other assets                                     17
                                                                  ----------
                           Total assets                              $19,149
                                                                  ==========

                         Outstanding money orders                    $13,839
                         Other liabilities                                58
                                                                  ----------
                           Total liabilities                         $13,897
                                                                  ==========

Only the intangible assets were acquired by the purchaser and the purchaser did not assume any liabilities of National Express.

     In March 1997, the Company acquired 22.5% of the common stock outstanding of First Ada Bancshares, Inc. of Ada, Oklahoma for cash of $4,954. This investment will be accounted for under the equity method of accounting.

(3)  ISSUANCE OF 9.65% CAPITAL SECURITIES, SERIES A

     In January 1997, BancFirst Corporation established BFC Capital Trust I (the "Trust"), a trust formed under the Delaware Business Trust Act. In February 1997, the Trust issued $25,000 of aggregate liquidation amount of 9.65% Capital Securities, Series A (the "Capital Securities"). The proceeds from the sale of the Capital Securities were invested in 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the "Debentures") of BancFirst Corporation. Distributions on the Capital Securities are payable January 15 and July 15 of each year. Such distributions may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the Capital Securities is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Capital Securities represent an undivided interest in the Debentures, are guaranteed by BancFirst Corporation, and will be presented as long-term debt in the Company's consolidated financial statements. During any deferred period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

(4)  DUE FROM BANKS AND FEDERAL FUNDS SOLD

     The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. Also, it sells federal funds to certain of these institutions on an overnight basis. As a result, the Company had concentrations of credit risk in three institutions totaling $55,043 at December 31, 1996 and in two institutions totaling $33,903 at December 31, 1995. These institutions are selected based on the strength of their financial condition and their creditworthiness. No collateral is required on such balances.

                             BANCFIRST CORPORATION

     The Company is required, as a matter of law, to maintain a reserve balance on deposit with the Federal Reserve Bank. The average amount of reserves maintained for each of the years ended December 31, 1996 and 1995 was approximately $25,566 and $26,546, respectively.

(5)  SECURITIES

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

     The table below summarizes securities held for investment and securities available for sale:


                                                                         DECEMBER 31,
                                                                   ----------------------
                                                                       1996       1995
                                                                   ----------------------
               Held for investment at cost (market value; $33,653     $ 33,289   $ 42,005
               and $42,577, respectively)
               Available for sale, at market value                     250,568    221,108
                                                                   ----------------------
                Total                                                 $283,857   $263,113
                                                                   ======================

                             BANCFIRST CORPORATION

     The table below summarizes the book values and estimated market values of securities held for investment:

                                                    GROSS           GROSS         ESTIMATED
                                       BOOK       UNREALIZED     UNREALIZED        MARKET
                                      VALUE         GAINS          LOSSES           VALUE
                                   ----------   -------------   ------------    -----------
DECEMBER 31, 1996
U.S. Treasury                      $    6,571   $         28     $       --     $     6,599
Other federal agencies                     --             --             --              --
Mortgage backed securities             15,989            264            (87)         16,166
States and political subdivisions      10,654            195            (32)         10,817
Other securities                           75             --             (4)             71
                                   ----------   -------------   ------------    -----------
  Total                            $   33,289   $        487     $     (123)    $    33,653
                                   ==========   =============   ============    ===========
DECEMBER 31, 1995
U.S. Treasury                      $    2,395   $          5     $       (1)    $     2,399
Other federal agencies                 10,778            293            (10)         11,061
Mortgage backed securities             17,179             88            (49)         17,218
States and political subdivisions      10,478            263            (15)         10,726
Other securities                        1,175              1             (3)          1,173
                                   ----------   -------------   ------------    -----------
  Total                            $   42,005   $        650     $      (78)    $    42,577
                                   ==========   =============   ============    ===========
DECEMBER 31, 1994
U.S. Treasury                      $    2,691   $         --     $      (54)    $     2,637
Other federal agencies                    519             --            (12)            507
Mortgage backed securities              6,295             45           (260)          6,080
States and political subdivisions       9,191             73           (173)          9,091
Other securities                        2,083             --             (3)          2,080
                                   ----------   -------------   ------------    -----------
Total                              $   20,779   $        118     $     (502)    $    20,395
                                   ==========   =============   ============    ===========

                             BANCFIRST CORPORATION

     The table below summarizes the amortized cost and estimated market values of securities available for sale:

                                                       GROSS              GROSS         ESTIMATED
                                     AMORTIZED       UNREALIZED        UNREALIZED         MARKET
                                       COST            GAINS             LOSSES            VALUE
                                   ------------     ------------      -------------     ----------
DECEMBER 31, 1996
U.S. Treasury                      $   177,213       $    1,267       $      (531)      $  177,949
Other federal agencies                  15,206              427              (172)          15,461
Mortgage backed securities              48,640              411              (228)          48,823
States and political subdivisions        1,286                2                (4)           1,284
Other securities                         7,061               --               (10)           7,051
                                   ------------     ------------      -------------     ----------
   Total                           $   249,406       $    2,107       $      (945)      $  250,568
                                   ============     ============      =============     ==========
DECEMBER 31, 1995
U.S. Treasury                      $   170,388       $    2,179       $      (444)      $  172,123
Other federal agencies                  12,224              355               (19)          12,560
Mortgage backed securities              31,417              557              (226)          31,748
States and political subdivisions          662               --                (5)             657
Other securities                         4,020               --                --            4,020
                                   ------------     ------------      -------------     ----------
   Total                           $   218,711       $    3,091       $      (694)      $  221,108
                                   ============     ============      =============     ==========
DECEMBER 31, 1994
U.S. Treasury                      $   178,192       $       24       $    (5,825)      $  172,391
Other federal agencies                  12,002               37               (99)          11,940
Mortgage backed securities              16,207               45              (442)          15,810
States and political subdivisions          814               --               (67)             747
Other securities                         1,377               --                --            1,377
                                   ------------     ------------      -------------     ----------
   Total                           $   208,592       $      106       $    (6,433)      $  202,265
                                   ============     ============      =============     ==========

  The maturities of securities held for investment and available for sale are summarized below. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

                             BANCFIRST CORPORATION


                                                                  DECEMBER 31,
                                                 ---------------------------------------------
                                                           1996                        1995
                                             ----------------------------   ------------------------
                                                               ESTIMATED                    ESTIMATED
                                                 BOOK           MARKET         BOOK          MARKET
                                                 VALUE          VALUE          VALUE         VALUE
                                             ------------     -----------   -----------    -----------
     HELD FOR INVESTMENT
     Contractual maturity of debt securities:
       Within one year                         $    3,943    $     3,966   $     4,916   $      4,902
       After one year but within five years        15,814         16,016        12,502         12,748
       After five years but within ten years        9,720          9,840        20,789         21,030
       After ten years                              3,812          3,831         3,798          3,897
                                              ------------   -----------   -----------    -----------
         Total                                 $   33,289    $    33,653   $    42,005       $ 42,577
                                              ============   ===========   ===========    ===========
                                                AMORTIZED      ESTIMATED     AMORTIZED      ESTIMATED
                                                   COST         MARKET         COST          MARKET
                                                                 VALUE                        VALUE
                                              ------------   -----------   -----------    -----------
     AVAILABLE FOR SALE
     Contractual maturity of debt securities:
       Within one year                         $   61,980    $    60,868   $    50,455       $ 50,359
       After one year but within five years       159,114        161,348       144,962        147,369
       After five years but within ten years       11,369         11,496         8,231          8,363
       After ten years                             11,882         11,795        11,043         10,997
                                             ------------    -----------   -----------    -----------
         Total debt securities                    244,345        245,507       214,691        217,088
     Equity securities                              5,061          5,061         4,020          4,020
                                             ------------    -----------   -----------    -----------
        Total                                  $  249,406    $   250,568    $  218,711       $221,108
                                             ============    ===========   ===========    ===========

 Sales of securities are summarized below:

                                                                         YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                      1996          1995          1994
                                                                --------------   ----------   -------------
                    Proceeds                                        $ 16,315      $  4,239      $ 14,517
                    Gross gains realized                                 189           172            74
                    Gross losses realized                                  1            61            69

     Securities having book values of $208,153, $197,904 and $160,556 at December 31, 1996, 1995 and 1994, respectively, were pledged to secure public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

                             BANCFIRST CORPORATION

(6)  LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The following is a schedule of loans outstanding by category:

                                                              DECEMBER 31, 1996                DECEMBER 31, 1995
                                                         ---------------------------     --------------------------------
                                                            AMOUNT         PERCENT          AMOUNT           PERCENT
                                                         -----------      ----------     ------------     --------------
Commercial and industrial                                 $168,449          22.06%        $132,003             21.12%
Agriculture                                                 28,128           3.68           27,222              4.35
State and political subdivisions:
   Taxable                                                     419           0.05              686              0.11
   Tax-exempt                                                4,711           0.62            5,901              0.94
Oil and gas production                                       5,826           0.76            6,531              1.04
Real Estate:
   Construction                                             37,555           4.92           27,620              4.42
   Farmland                                                 15,111           1.98           15,051              2.41
   One to four family residences                           196,804          25.78          158,104             25.29
   Multifamily residential properties                       12,050           1.58            8,686              1.39
   Commercial                                              139,658          18.29          123,698             19.79
Consumer                                                   101,047          13.24           75,715             12.11
Guaranteed student loans                                    37,288           4.88           34,968              5.59
Credit card receivables                                      1,854           0.24            1,266              0.20
Other                                                       15,782           2.07            8,676              1.39
                                                        ----------                      ----------
                                                           764,682                         626,127
Unearned interest                                           (1,123)         (0.15)            (965)            (0.15)
                                                        ----------     ----------       ----------      ------------
   Total loans                                            $763,559         100.00%        $625,162            100.00%
                                                        ==========     ==========       ==========      ============

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

                             BANCFIRST CORPORATION

     Changes in the allowance for possible loan losses are summarized as follows:


                                                 YEAR ENDED DECEMBER 31,

                                                1996       1995       1994
                                               -------    -------    ------
          Balance at beginning of year         $10,646    $ 9,729    $9,027
                                               -------    -------    ------
          Charge-offs                           (1,067)    (1,013)     (919)
          Recoveries                               413        561       924
                                               -------    -------    ------
           Net (charge-offs) recoveries           (654)      (452)        5
                                               -------    -------    ------
          Provisions charged to operations         994        855       380
          Additions from acquisitions              959        514       317
                                               -------    -------    ------
           Total additions                       1,953      1,369       697
                                               -------    -------    ------
          Balance at end of year               $11,945    $10,646    $9,729
                                               =======    =======    ======

     BancFirst has made loans in the ordinary course of business to the executive officers and directors of the Company and to certain affiliates of these executive officers and directors. Management believes that all such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and do not represent more than a normal risk of collectibility or present other unfavorable features. A summary of these loans is as follows:

                                Balance                                              Balance
                Year Ended     Beginning                          Amounts            End of
               December 31,     of Year           Additions       Collected            Year
               ------------   ----------      --------------  ---------------     ------------
                  1994          $1,050            $  581             $441              $1,190
                  1995           1,190               750              387               1,553
                  1996           1,553             2,444              819               3,178

Interest income attributable to related party loans amounted to $162, $94 and $63, in 1996, 1995 and 1994, respectively.

     The Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), in January 1995. This accounting standard requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement. Below is a summary of the amount included in the allowance for possible loan losses for loans considered to be impaired.


                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                    ------------------
                                                       1996     1995
                                                    --------- --------
     Allowance for possible loss on impaired loans     $2,148   $2,076

     Recorded balance of impaired loans                 6,056    5,685

                             BANCFIRST CORPORATION

(7)  PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment by classification:

                                                                                                        DECEMBER 31,
                                                                                                ----------------------------
                                                                                                    1996           1995
                                                                                                -------------  -------------
               Land                                                                                 $  7,242     $  6,293
               Buildings                                                                              31,069       29,033
               Furniture, fixtures and equipment                                                      18,513       14,134
               Accumulated depreciation                                                              (23,268)     (21,152)
                                                                                                -------------  -------------
                Total                                                                               $ 33,556     $ 28,308
                                                                                                =============  =============

(8)  INTANGIBLE ASSETS

     The following is a summary of intangible assets, net of accumulated amortization:

                                                                                                     DECEMBER 31,
                                                                                            --------------------------------
                                                                                                   1996            1995
                                                                                            ----------------  --------------
               Excess of cost over fair value of assets acquired                                  $ 12,861      $  6,451
               Core deposit intangibles                                                              1,999         1,641
               Organization costs                                                                        2             4
               Trademarks                                                                                9            10
                                                                                            ----------------  --------------
                Total                                                                             $ 14,871      $  8,106
                                                                                            ================  ==============

(9)  TIME DEPOSITS

     Certificates of deposit in denominations of $100 or more totaled $113,123 and $93,057 at December 31, 1996 and 1995, respectively.

(10) SHORT-TERM BORROWINGS

     The following is a summary of short-term borrowings:


                                                       DECEMBER 31,
                                                  --------------------
                                                      1996      1995
                                                  ---------  ---------
               Federal funds purchased               $3,414    $   205
               Repurchase agreements                     --      3,500
               Federal Home Loan Bank borrowings         --     15,000
                                                  ---------   --------
                Total                                $3,414    $18,705
                                                  =========   ========
               Weighted average interest rate          4.81%      5.82%
                                                  =========   ========

     Federal funds purchased represents a borrowing of overnight funds from another financial institution.

     The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

                             BANCFIRST CORPORATION

      The borrowings from the Federal Home Loan Bank of Topeka, Kansas consisted of the following:

      (a) $5,000 borrowing at 5.91%; due February 20, 1996; secured by a pledge of residential first mortgages.

      (b) $10,000 borrowing at 5.92%; due May 22, 1996; secured by a pledge of residential first mortgages.

(11)  LINE OF CREDIT

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

(12)  LONG-TERM BORROWINGS

      In 1995 the Company began borrowing under a line of credit from the Federal Home Loan Bank of Topeka, Kansas in order to match-fund certain long-term fixed rate loans. Such advances are at rates of from 5.87% to 7.21% and mature from 2003 through 2011. Interest on the advances is payable monthly. Semiannual principal payments on the advances total $69.

      In December 1996, the Company borrowed $5,000 under the line of credit to fund general loan growth. This advance is at a rate of 5.97% and matures December 1998. Interest on the advance is payable monthly.

      Borrowings under the line of credit are secured by a pledge of residential first mortgages.

(13)  INCOME TAXES

      The components of the Company's income tax expense are as follows:

                                                YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                            1996          1995          1994
                                        -----------   ------------   ---------
               Current taxes:  Federal     $(8,091)      $(6,993)      $(5,554)
                               State        (1,039)         (904)         (638)
               Deferred taxes                 (301)          334          (354)
                                        -----------   ------------   ---------
                Total income taxes         $(9,431)      $(7,563)      $(6,546)
                                        ===========   ============   =========

      Income tax expense applicable to securities transactions approximated $6, $19 and $2 for the years ended December 31, 1996, 1995 and 1994, respectively.

      At December 31, 1996, the Company had net operating loss carryforwards for tax purposes of approximately $1,397. If not utilized, the tax net operating loss carryforwards will expire as follows: $85 in 2000, $167 in 2001, $41 in 2003, $146 in 2004 and $958 in 2010.

     A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes follows:

                             BANCFIRST CORPORATION


                                                                       YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                     1996          1995          1994
                                                                 ------------   -----------   ---------
     Tax expense at the federal statutory tax rate                  $(8,582)      $(7,141)      $(6,344)
     (Increase) decrease in tax expense from:
     Tax-exempt income, net                                             367           400           500
     Excess cost amortization                                          (474)         (332)         (288)
     Alternative minimum tax credit carryforward utilized                --            --            58
     State tax expense, net of federal tax benefit                     (662)         (600)         (396)
     Other, net                                                         (80)          110           (76)
                                                                 ------------   -----------   ---------
     Total tax expense                                              $(9,431)      $(7,563)      $(6,546)
                                                                 ============   ===========   =========

 The net deferred tax asset consisted of the following:


                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                         1996        1995
                                                                     -----------   --------
               Provisions for possible loan losses                     $ 3,511      $ 3,120
               Discount on securities of banks acquired                    400           --
               Write-downs of other real estate owned                      277          139
               Net operating loss carryforwards                            489          181
               Provision for contingent losses                               2           76
               Other                                                       300          229
                                                                     -----------   --------
               Gross deferred tax assets                                 4,979        3,745
                                                                     -----------   --------
               Unrealized net gain on securities available for sale       (407)        (838)
               Depreciation                                             (1,361)        (820)
               Key man life insurance policies                            (251)        (236)
               Other                                                       (73)          --
                                                                     -----------   --------
               Gross deferred tax liabilities                           (2,092)      (1,894)
                                                                     -----------   --------
               Net deferred tax asset                                  $ 2,887      $ 1,851
                                                                     ===========   ========

(14)  EMPLOYEE BENEFITS

      In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the "ESOP") effective January 1, 1985. The ESOP covers all eligible employees, as defined in the ESOP, of the Company and its subsidiaries. The ESOP allows employees to defer up to 12% of their base salary, of which the Company may match 50%, but not to exceed 3% of their base salary. In addition, the Company may make discretionary contributions to the ESOP, as determined by the Company's Board of Directors. The aggregate amounts of contributions by the Company to the ESOP for the years ended December 31, 1996, 1995 and 1994, were approximately $841, $621 and $582, respectively.

                             BANCFIRST CORPORATION

      The Company also adopted a nonqualified incentive stock option plan (the "ISOP") in May 1986. In 1996, the Company amended the ISOP to increase the number of shares to be issued under the plan and increase the life of the options. The maximum number of common shares approved to be issued under the ISOP is 650,000. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of grant. Options granted beginning in 1996 and later expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 1996 will become exercisable through the year 2003. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations in accounting for the ISOP. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") was issued in 1995 which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of the ISOP. Adoption of the cost recognition provisions of FAS 123 is optional and the Company has elected to not adopt such provisions. However, pro forma disclosures as if the Company adopted the cost recognition provisions of FAS 123 in 1995 are required and are presented below. A summary of the options granted under the ISOP is as follows:

                                                           YEAR ENDED DECEMBER 31,

                                                 1996                   1995                   1994
                                          ---------------------  --------------------  --------------------
                                                         AVG.                 AVG.                   AVG.
                                            OPTIONS     PRICE     OPTIONS    PRICE       OPTIONS    PRICE
                                         ------------  -------- ----------- ---------  ----------- --------
               Outstanding at beginning
               of year                       384,125    $ 8.62      421,625   $ 8.01      381,000   $ 7.27
               Options granted               106,000     21.34       25,000    17.23       45,000    14.19
               Options exercised             (18,375      6.79      (56,250)    6.59       (4,375)    6.79
               Options canceled                   --                 (6,250)                   --
                                          ----------             ----------             ---------
               Outstanding at end of
               year                          471,750     11.55      384,125     8.62      421,625     8.01
                                          ==========             ==========             =========
               Exercisable at end of
               year                          219,625      6.67      209,875     6.62      208,125     6.72
                                          ==========              =========             =========
               Weighted average fair
               value of options granted   $     6.61              $    8.75
                                          ==========              =========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 1.5% to 2%; risk-free interest rates are different for each grant and range from 5.56% to 7.74%; the expected lives of the options are eight years; and volatility of 19.19% for all grants (based upon monthly high stock prices for the most recent four-year period).

     A summary of options outstanding as of December 31, 1996 is as follows:

                             BANCFIRST CORPORATION

                 OPTIONS OUTSTANDING                                                   OPTIONS EXECISABLE
-------------------------------------------------------------------         -----------------------------------------
                                      WGTD. AVG.
   RANGE OF                           REMAINING      WGTD. AVG.                                         WGTD. AVG.
  EXERCISE             NUMBER        CONTRACTUAL      EXERCISE                         NUMBER            EXERCISE
   PRICES           OUTSTANDING         LIFE           PRICE                        EXERCISABLE          PRICE
----------------   --------------  --------------  ----------------             -----------------  ------------------

$ 6.50 to $10.00         284,750          3.23     $           6.82                      219,125        $       6.52
$10.01 to $27.25         187,000         11.83                18.76                           --                  --
                    ------------                                                  --------------
$ 6.50 to $27.25         471,750          6.64                11.55                      219,125                6.52
                    ============                                                   =============

                                                   YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------
                                             1996                          1995
                                   ----------------------------  ------------------------
                                           AS                        AS
                                       REPORTED      PRO FORMA   REPORTED    PRO FORMA
                                   -------------   -----------  ----------  -------------
          APB 25 charge            $        --       $      --  $      --    $      --
          FAS 123 charge           $        --              78  $      --           32
          Net income               $    15,088       $  15,037  $  12,839    $  12,818
          Net income per share     $      2.33       $    2.32  $    2.01    $    2.01

      The effects of Applying FAS 123 to the pro forma disclosure are not indicative of future results. FAS 123 does not apply to grants of options prior to 1995 and the Company anticipates making additional grants in the future.


(15)  STOCKHOLDERS' EQUITY

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

      (b) Senior Preferred Stock: $1.00 par value; 10,000,000 shares authorized; no shares issued or outstanding. Shares may be issued with such voting, dividend, redemption, sinking fund, conversion, exchange, liquidation and other rights as shall be determined by the Company's Board of Directors,

                             BANCFIRST CORPORATION
          without approval of the stockholders. The Senior Preferred Stock would have a preference over BancFirst common stock as to payment of dividends, as to the right to distribution of assets upon redemption of such shares or upon liquidation of the Company.

      (c) Common stock: $1 par value; 7,500,000 shares authorized. Shares issued and outstanding were 6,400,338 shares at December 31, 1996 and 6,225,455 shares at December 31, 1995.

      In March 1995, the Company adopted a Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 200,000 shares of the Company's common stock. The SRP is to be used for purchases of stock by the Company's ESOP, and may also be used to enhance earnings per share, provide stock for the exercise of stock options under the Company's ISOP or to provide additional market liquidity for the stock. Stock purchases under the SRP must satisfy certain criteria regarding effects on earnings per share and book value dilution, resulting equity ratios and the price to book value of comparable size institutions. No purchases were made under the SRP during 1996. During 1995, the Company purchased and canceled 62,440 shares and the ESOP purchased 30,684 shares.

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

      BancFirst Corporation's ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At December 31, 1996, approximately $21,257 of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

(16)  NET INCOME PER COMMON SHARE

      Net income per common share is calculated as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                   ------------------------------
                                                                       1996         1995           1994
                                                                   ----------   ----------     ----------
          Net income                                                  $15,088      $12,839        $11,597
          Less 10% Preferred Stock dividends                               --           --            (55)
                                                                   ----------   ----------     ----------
          Net income applicable to common shareholders                $15,088      $12,839        $11,542
                                                                   ==========   ==========     ==========
          Average common shares and common stock equivalents            6,483        6,391          6,400
           outstanding (in thousands)
                                                                   ==========   ==========     ==========
          Net income per common share (primary and fully diluted)     $  2.33      $  2.01        $  1.80
                                                                   ==========   ==========     ==========

      Average common shares and common stock equivalents for 1996, 1995 and 1994 includes shares relating to stock options exercisable within the next five years.

                             BANCFIRST CORPORATION

(17)  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS


                                     BALANCE SHEET                                                     DECEMBER 31,
                                                                                              ---------------------------
           ASSETS                                                                                 1996           1995
                                                                                              -----------  --------------
               Cash                                                                                  568       $ 3,232
               Securities                                                                          2,000            --
               Loans (net of unearned interest)                                                    6,580            --
               Investment in subsidiaries, at equity                                              97,371        91,247
               Intangible assets                                                                   3,218         3,845
               Deferred tax asset                                                                    154           197
               Other assets                                                                        2,596           563
                                                                                              -----------  ------------
                 Total assets                                                                   $112,487       $99,084
                                                                                              ===========  ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
                Liabilities                                                                     $    391       $   741
                Stockholders' equity                                                             112,096        98,343
                                                                                              ----------  -------------
                 Total liabilities and stockholders' equity                                     $112,487       $99,084
                                                                                              ==========  =============

                    STATEMENT OF INCOME                                                 YEAR ENDED DECEMBER 31,
                                                                                    --------------------------------
OPERATING INCOME                                                                      1996         1995      1994
                                                                                    ------------ ---------- --------
Dividends from subsidiaries                                                            $ 10,149    $ 5,075   $ 4,236
Interest:
  Loans                                                                                     493         --        --
  Interest-bearing deposits                                                                 116         36        22
  Securities                                                                                 35          1         2
Other                                                                                       170         58        --
                                                                                    -----------  ----------  -------
Total operating income                                                                   10,963      5,170     4,260
                                                                                    -----------  ----------  -------
OPERATING EXPENSE
  Interest                                                                                   --         16        39
  Amortization                                                                              812        814       811
  Other                                                                                      55         41        31
                                                                                    ------------  ---------  -------
   Total operating expense                                                                  867        871       881
                                                                                    ------------  ---------  -------
Income before income taxes and equity in undistributed earnings of subsidiaries          10,096      4,299     3,379
Allocated income tax (expense) benefit                                                     (170)       222       364
                                                                                    ------------  ---------  -------
Income before equity in undistributed earnings of subsidiaries                            9,926      4,521     3,743
Equity in undistributed earnings of subsidiaries                                          5,162      8,318     7,854
                                                                                    ------------  ---------  -------
  Net income                                                                           $ 15,088    $12,839   $11,597
                                                                                    ============  ========= ========

                             BANCFIRST CORPORATION

                            STATEMENT OF CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                          --------------------------------
                                                                                              1996       1995       1994
                                                                                          ----------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $ 15,088   $ 12,839   $ 11,597
Adjustments to reconcile net income to net cash provided (used) by operating activities:
  Depreciation and amortization                                                                  812        814        811
  Net income of subsidiaries                                                                 (15,311)   (13,393)   (12,180)
  Minority interest in income of subsidiaries                                                     --         --         90
  Increase in dividends receivable                                                            (2,537)        --         --
  (Increase) decrease in deferred tax asset                                                       43        (13)        14
  Other, net                                                                                    (698)       766       (590)
                                                                                          ----------- ------------ -------
 Net cash provided (used) by operating activities                                             (2,603)     1,013       (258)
                                                                                          ----------- ------------ -------
INVESTING ACTIVITIES
Cash dividends received from subsidiaries                                                     10,149      5,075      4,236
Purchases of stock of subsidiaries                                                              (770)        --     (1,121)
Net cash from acquisitions and mergers                                                           305       (320)        --
Purchases of securities                                                                       (2,000)        --         --
Proceeds from sale of securities                                                                 180        (21)        --
Purchase of loans                                                                             (6,335)      (525)        --
Net other decrease in loans                                                                      281         --         --
Other, net                                                                                        --         99        (24)
                                                                                          ------------  ---------  -------
Net cash provided by investing activities                                                      1,810      4,308      3,091
                                                                                          ------------  ---------  -------
FINANCING ACTIVITIES
Issuance of common stock                                                                         125        370         30
Redemption of 10% Preferred Stock                                                                 --         --     (3,953)
Purchases of common stock                                                                         --     (1,029)        --
Cash dividends paid                                                                           (1,996)    (1,737)    (1,683)
                                                                                          -----------  ----------  -------
Net cash used by financing activities                                                         (1,871)    (2,396)    (5,606)
                                                                                          -----------  ----------  -------
Net increase (decrease) in cash                                                               (2,664)     2,925     (2,773)
Cash at the beginning of the year                                                              3,232        307      3,080
                                                                                          -----------  ---------  -------
Cash at the end of the year                                                                 $    568   $  3,232    $   307
                                                                                          ===========  =========  ========
SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest                                                       $  --     $     16   $     54
                                                                                          =========== ========== =========
Cash paid (received) during the year for income taxes, net                                  $    220   $   (296)  $   (220)
                                                                                          =========== ========== =========

                             BANCFIRST CORPORATION

(18)  RELATED PARTY TRANSACTIONS

      BancFirst has provided item processing and correspondent services to
affiliated institutions.   By year-end 1996, all of these institutions had been
merged with BancFirst or sold to other nonaffiliated owners. At December 31, 1995, balances due to these institutions totaled $673. Service charges to these affiliate institutions for December 31, 1996, 1995 and 1994 totaled $69, $121 and $131, respectively.

      The Company purchases supplies, furniture and equipment from an affiliated company. During the years ended December 31, 1996, 1995 and 1994, such purchases totaled $144, $95 and $179, respectively.

      The Company also sells credit life and credit accident and health insurance policies for an affiliated insurance company. The Company retains a 40% commission for such sales, which is the maximum amount permitted by law. Net premiums paid to the affiliated insurance company for the years ended December 31, 1996, 1995 and 1994 were $755, $763 and $564, respectively.

      Refer to note (6) for information regarding loan transactions with related parties.

(19)  COMMITMENTS AND CONTINGENT LIABILITIES

      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit which involve elements of credit and interest rate risk to varying degrees. The Company's exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the instrument's contractual amount. To control this credit risk, the Company uses the same underwriting standards as it uses for loans recorded on the balance sheet. The amounts of financial instruments with off-balance-sheet risk are as follows :

                                        DECEMBER 31,
                             ---------------------------------
                                 1996       1995       1994
                             -----------  ---------  ---------
          Loan commitments      $153,030   $117,418   $102,590
          Letters of credit        7,992      8,386     10,953

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

      The Company leases office space in three buildings and two parcels of land on which it owns buildings. These leases expire at various dates through 2016. The future minimum rental payments under these leases are as follows:

                             BANCFIRST CORPORATION

               YEAR ENDING DECEMBER 31:
                          1997                       $  393
                          1998                          400
                          1999                          370
                          2000                          362
                          2001                          363
                      Later years                     1,514
                                                  ---------
                         Total                       $3,402
                                                  =========

      Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $435, $133 and $176 during 1996, 1995 and 1994, respectively.

      The Company is a defendant in legal actions arising from normal business activities. During 1992, the Company accrued estimated amounts to settle certain of these actions. During 1995 and 1996, these actions were resolved in the Company's favor and the accruals were reversed. Management believes that all other legal actions against the Company are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position, results of operations or cash flows.


(20)  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

      The estimated fair values of the Company's financial instruments are as follows:

                                                            DECEMBER 31,
                                         ------------------------------------------------
                                                    1996                          1995
                                         ------------------------- ----------------------
                                            CARRYING                CARRYING
                                             AMOUNT     FAIR VALUE   AMOUNT   FAIR VALUE
                                         ------------  ----------- ---------- -----------
FINANCIAL ASSETS
 Cash and due from banks                   $   76,939   $   76,939  $ 85,353     $ 85,353
 Federal funds sold                            44,785       44,785    30,085       30,085
 Securities                                   283,857      284,221   263,113      263,685
 Loans:
   Loans (net of unearned interest)           763,559                625,162
   Allowance for possible loan losses         (11,945)               (10,646)
                                         ------------             ----------
     Loans, net                               751,614      752,428   614,516      614,974
FINANCIAL LIABILITIES
 Deposits                                   1,105,453    1,105,358   923,169      923,368
 Short-term borrowings                          3,414        3,414    18,705       18,705
 Long-term borrowings                           6,636        6,636       918          918
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
 Loan commitments                                            1,002                    769
 Letters of credit                                              60                     63

                             BANCFIRST CORPORATION

(21) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  A summary of the unaudited quarterly results of operations for the years ended December 31, 1996 and 1995 is as follows:

                                                      Quarter
                                        ------------------------------------
   1996                                 Fourth    Third     Second    First
   -----                                -------   ------    -------  -------
   Net interest income                  $14,238  $14,000   $13,525   $12,021

   Provisions for possible loan losses      145      432       319        98

   Noninterest income                     3,854    3,766     4,017     3,361

   Noninterest expense                   11,445   11,134    10,978     9,713

   Net income                             3,868    3,917     3,802     3,501

   Net income per share                    0.59     0.61      0.59      0.54

   1995
   -----
   Net interest income                  $11,501  $11,331   $10,912   $ 9,945

   Provisions for possible loan losses      448      150       196        61

   Noninterest income                     3,327    3,180     3,164     2,829

   Noninterest expense                    8,987    8,625     9,032     8,290

   Net income                             3,426    3,639     3,020     2,754

   Net income per share                    0.53     0.57      0.47      0.43

                                            INDEX TO EXHIBITS

EXHIBIT                                                            PAGE NUMBER AT WHICH EXHIBIT APPEARS IN
NUMBER                         DESCRIPTION                               SEQUENTIALLY NUMBERED PAGES
-------     -----------------------------------------------   ---------------------------------------------
  2.1       Agreement and Plan of Reorganization dated        Exhibit 2.4 to the Company's Quarterly Report
            October 28, 1994 among BancFirst, State           on Form 10-Q for the quarter ended September 30,
            National Bank, Marlow, and certain shareholders   1994 and incorporated herein by reference.
            of State National Bank.

  2.2       Agreement and Plan of Reorganization dated        Exhibit 2.2 to the Company's Quarterly Report
            September 16, 1995 between BancFirst and City     on Form 10-Q for the quarter ended September 30,
            Bankshares, Inc.                                  1995 and incorporated herein by reference.

  2.3       Agreement dated September 16, 1995 between        Exhibit 2.3 to the Company's Quarterly Report
            BancFirst and William O. Johnstone.               on Form 10-Q for the quarter ended September 30,
                                                              1995 and incorporated herein by reference.

  3.1        Amended and Restated Certificate of               Exhibit 33 to the Company's Registration
             Incorporation.                                    Statement on Form S-2, File No. 33-58804, and
                                                               incorporated herein by reference.

  3.2        Certificate of Amendment to the Amended and       Exhibit 3.2 to the Company's Annual Report on
             Restated Certificate of Incorporation.            Form 10-K for the fiscal year ended December 31,
                                                               1993 and incorporated herein by reference.

  3.3        Certificate of Amendment to the Amended and       Exhibit 3.0 to the Company's Quarterly Report
             Restated Certificate of Incorporation.            on Form 10-Q for the quarter ended September 30,
                                                               1996 and incorporated herein by reference.

  3.4        Amended By-Laws.                                  Exhibit 3.2 to the Company's Annual Report on
                                                               Form 10-K for the fisal year ended December 31,
                                                               1992 and incorporated herein by reference.

  4.1        Amended and Restated Declaration of Trust of      Exhibit 4.1 to the Company's Current Report on
             BFC Capital Trust I dated as of February 4,       Form 8-K dated February 4, 1997 and
             1997.                                             incorporated herein by reference.

  4.2        Indenture dated as of February 4, 1997.           Exhibit 4.2 to the Company's Current Report on
                                                               Form 8-K dated February 4, 1997 and
                                                               incorporated herein by reference.

  4.3        Series A Capital Securities Guarantee Agreement   Exhibit 4.3 to the Company's Current Report on
             dated as of February 4, 1997.                     Form 8-K dated February 4, 1997 and
                                                               incorporated herein by reference.

 10.10       United Community Corporation (now BancFirst       Exhibit 10.09 to the Company's Registration
             Corporation) Stock Option Plan.                   Statement on Form S-4, file No. 33-13016 and
                                                               incorporated herein by reference.

 10.11       BancFirst Corporation Employee Stock              Exhibit 10.12 to the Company's Annual Report on
             Ownership and Thrift Plan.                        Form 10-K for the fiscal year ended
                                                               December 31, 1992 and incorporated herein by
                                                               reference.


EXHIBIT                                                            PAGE NUMBER AT WHICH EXHIBIT APPEARS IN
NUMBER                         DESCRIPTION                               SEQUENTIALLY NUMBERED PAGES
-------     -----------------------------------------------   ---------------------------------------------
 22.1*      Subsidiaries of Registrant.
 27.1*      Financial Data Schedule.
-----------------------------------------------------------
*Filed herewith