Form 10-Q
period 1997-03-31
BANCFIRST CORP /OK/
filed 1997-05-14
CIK 760498

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         ----------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



   For Quarterly Period Ended March 31, 1997  Commission File Number 0-14384



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


                                (405) 270-1086
                 (Registrant's area code and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        ---    ---.



As of April 30, 1997, there were 6,340,207 shares of Common Stock outstanding.

                                   FORM 10-Q

                             CROSS-REFERENCE INDEX


 ITEM             PART I.  FINANCIAL INFORMATION                    PAGE
------    -----------------------------------------------------    -------

  1.      Financial Statements                                        1
  2.      Management's Discussion and Analysis of
          Financial Condition and Results of Operations               6

                    PART II.  OTHER INFORMATION
          ------------------------------------------------------
  1.      Legal Proceedings                                      Not Applicable
  2.      Changes in Securities                                      10
  3.      Defaults Upon Senior Securities                        Not Applicable
  4.      Submission of Matters to a Vote of Security Holders    Not Applicable
  5.      Other Information                                      Not Applicable
  6.      Exhibits and Reports on Form 8-K                           10

Signatures                                                           11

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------

                             BANCFIRST CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

                                                  March 31,           December 31,
                                          --------------------------
                                              1997          1996          1996
                                          -----------   ------------  ------------
ASSETS
Cash and due from banks                    $   67,421    $   69,435     $   76,877
Interest-bearing deposits with banks               62             6             62
Securities                                    302,760       287,754        283,857
Federal funds sold                             32,670        42,555         44,785
Loans:
  Total loans (net of unearned interest)      783,296       715,290        763,559
  Allowance for possible loan losses          (11,925)      (11,577)       (11,945)
                                           ----------    ----------     ----------
Loans, net                                    771,371       703,713        751,614
Premises and equipment, net                    33,556        32,889         33,556
Other real estate owned                         1,239         1,476          1,101
Intangible assets, net                         13,889        15,474         14,871
Accrued interest receivable                    11,043        11,266         10,627
Other assets                                   17,904        17,759         18,361
                                           ----------    ----------     ----------
   Total assets                            $1,251,914    $1,182,327     $1,235,711
                                           ==========    ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                       $  235,844    $  230,648     $  265,209
 Interest-bearing                             860,442       830,000        840,244
                                           ----------    ----------     ----------
   Total deposits                           1,096,286     1,060,648      1,105,453
Short-term borrowings                           1,291        10,290          3,414
Long-term borrowings                            6,587         1,341          6,636
9.65% Capital Securities, Series A             25,000            --             --
Accrued interest payable                        4,734         3,803          3,940
Other liabilities                               5,056         5,773          4,172
                                           ----------    ----------     ----------
   Total liabilities                        1,138,953     1,081,855      1,123,615
                                           ----------    ----------     ----------
Commitments and contingent liabilities
Stockholders' equity:
 Common stock                                   6,339         6,239          6,400
 Capital surplus                               35,083        34,849         36,218
Retained earnings                              71,862        58,794         68,742
Unrealized securities gains (losses),            (324)          590            736
 net of tax
                                           ----------     ---------     ----------
   Total stockholders' equity                 112,960       100,472        112,096
                                           ----------     ---------     ----------
Total liabilities and stockholders'
 equity                                    $1,251,914    $1,182,327     $1,235,711
                                           ==========    ==========     ==========


See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                         CONSOLIDATED INCOME STATEMENT
                 (Dollars in thousands, except per share data)


                                                   Three Months Ended
                                                        March 31,
                                                 ------------------------
                                                     1997         1996
                                                 -----------   ----------
INTEREST INCOME
Loans, including fees                             $   18,164   $   15,597
Interest-bearing deposits with banks                      19            1
Securities:
  Taxable                                              4,513        3,784
  Tax-exempt                                             153          151
Federal funds sold                                       350          442
                                                  ----------   ----------
   Total interest income                              23,199       19,975
                                                  ----------   ----------
INTEREST EXPENSE
Deposits                                               8,847        7,714
Short-term borrowings                                     21          220
Long-term borrowings                                      96           20
9.65% Capital Securities, Series A                       373            0
                                                  ----------   ----------
   Total interest expense                              9,337        7,954
                                                  ----------   ----------
Net interest income                                   13,862       12,021
Provision for possible loan losses                        96           98
                                                  ----------   ----------
   Net interest income after provision for
     possible loan losses                             13,766       11,923
                                                  ----------   ----------
NONINTEREST INCOME
Service charges on deposits                            2,481        1,946
Securities transactions                                    0            5
Other                                                  1,326        1,410
                                                  ----------   ----------
   Total noninterest income                            3,807        3,361
                                                  ----------   ----------
NONINTEREST EXPENSE
Salaries and employee benefits                         6,550        5,726
Occupancy and fixed assets expense, net                  763          527
Depreciation                                             709          499
Amortization                                             533          387
Data processing services                                 370          342
Net (income) expense from other real
  estate owned                                            62           42
Other                                                  2,527        2,190
                                                  ----------   ----------
   Total noninterest expense                          11,514        9,713
                                                  ----------   ----------
Income before taxes                                    6,059        5,571
Income tax expense                                    (2,298)      (2,070)
                                                  ----------   ----------
   Net income                                     $    3,761   $    3,501
                                                  ==========   ==========
PER SHARE DATA (PRIMARY AND FULLY
 DILUTED)
Net income                                             $0.57        $0.54
                                                  ==========   ==========
Average common stock and common stock
 equivalents                                       6,624,095    6,435,253
                                                 ===========   ==========


See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)

                                                 THREE MONTHS ENDED
                                                       March 31,
                                              -------------------------
                                                 1997           1996
                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES           $  11,872       $ (3,271)
                                               ---------       --------
INVESTING ACTIVITIES
Cash and due from banks used for
 acquisitions                                     (4,954)       (11,281)
Purchases of securities                          (37,462)        (8,244)
Maturities of securities                          17,054         14,209
Proceeds from sales of securities                    105          5,015
Net (increase)/decrease in federal
 funds sold                                       12,115         (1,000)
Purchases of loans                                (2,023)        (3,940)
Proceeds from sales of loans                      23,843         19,917
Net other increase in loans                      (41,810)       (32,681)
Purchases of premises and equipment               (1,624)        (1,390)
Proceeds from sales of other real
 estate owned and repossessed assets                 307            261
Other, net                                         1,279            407
                                                --------       --------
Net cash used by investing activities            (33,170)       (18,727)
                                                --------       --------
FINANCING ACTIVITIES
Net increase/(decrease) in demand,
 transaction and savings deposits                (27,356)         7,235
Net increase in certificates of deposit           18,189          7,538
Net decrease in short-term borrowings             (2,123)        (8,705)
Net increase/(decrease) in long-term
 borrowings                                          (49)           423
Net increase in 9.65% Capital
 Securities, Series A                             25,000             --
Issuance of common stock                              98             93
Purchase and retirement of common stock           (1,277)            --
Cash dividends paid                                 (640)          (498)
                                               ---------       --------
Net cash provided by financing
 activities                                       11,842          6,086
                                               ---------       --------
Net increase in cash and due from banks           (9,456)       (15,912)
Cash and due from banks at the
 beginning of the period                          76,939         85,353
                                               ---------       --------
Cash and due from banks at the end of
 the period                                    $  67,483       $ 69,441
                                               =========       ========
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest       $   8,543       $  7,388
                                               =========       ========
Cash paid during the period for income
 taxes                                         $      --       $     70
                                               =========       ========


See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)


(1)  GENERAL

     The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BFC Capital Trust I, BancFirst, BancFirst Investment Corporation, Lenders Collection Corporation and National Express Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

     The interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 1996, the date of the most recent annual report. Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles inherently involves the use of estimates and assumptions which affect the amounts reported in the financial statements and the related disclosures. Such estimates and assumptions may change over time and actual amounts may differ from those reported.

(2)  MERGERS, ACQUISITIONS AND DISPOSALS

     In March 1996, BancFirst acquired City Bankshares, Inc. of Oklahoma City, Oklahoma ("City Bankshares"), which had $136,251 in total assets. The acquisition was for cash of $19,125, with City Bankshares and its subsidiary bank, City Bank, being merged into BancFirst. C-Teq, Inc., an 85% owned data processing subsidiary of City Bankshares, was spun off to the shareholders of City Bankshares prior to the acquisition. BancFirst also paid the CEO of City Bancshares $1,250 for an agreement not to compete with BancFirst for a period of four years. The acquisition was accounted for as a purchase. Accordingly, the effect of the acquisition is included in the Company's consolidated financial statements from the date of the acquisition forward. A core deposit intangible of $830 and goodwill of $7,419 were recorded in the acquisition. Pro forma condensed results of operations, as though City Bankshares had been acquired January 1, 1995, are as follows:

                                      Three Months Ended       Year Ended
                                          March 31,           December 31,
                                             1996                 1995
                                        --------------        --------------

Net interest income                            $13,436              $49,226
Net income                                     $ 3,411              $13,122
Net income per common share and common
 stock equivalent                              $  0.53              $  2.05

     In December 1996, the Company's money order subsidiary, National Express, entered into an agreement for the sale of its business. Under the terms of the agreement, National Express received cash of $600 in January 1997, and may receive additional payments of up to $500 over a two-year period based upon specified levels of business retained by the purchaser. The business of National Express was transferred to the purchaser in January and February 1997. The sale was accounted for as a disposal of a segment of business.
Consequently, the expected net gain from the disposal will be recognized in the Company's consolidated statement of income when the final proceeds are received. The operations of National Express were not material in relation to the consolidated operations of the Company. The following assets and liabilities of National Express are included in the Company's consolidated balance sheet:

                                                   March 31,  December 31,
                                                     1997        1996
                                                  ----------   ---------

Cash and due from BancFirst                          $ 2,281    $ 6,611
Interest-bearing deposit with BancFirst                3,674      3,674
Securities held for investment                           786        776
Premises and equipment, net                              167        185
Intangible assets, net                                    --        515
Receivables from money order sales, net                  261      7,371
Other assets                                              11         17
                                                     -------    -------
Total assets                                         $ 7,178    $19,149
                                                     =======    =======
Outstanding money orders                             $ 2,008    $13,839
Other liabilities                                          5         58
                                                     -------    -------
Total liabilities                                    $ 2,013    $13,897
                                                     =======    =======

Only the intangible assets were acquired by the purchaser and the purchaser did not assume any liabilities of National Express.

   In March 1997, the Company acquired 22.5% of the common stock outstanding of First Ada Bancshares, Inc. of Ada, Oklahoma for cash of $4,954. This investment will be accounted for under the equity method of accounting.

(3)    SECURITIES

   The table below summarizes securities held for investment and securities available for sale.

                                                March 31,      December 31,
                                          --------------------
                                            1997       1996         1996
                                          ---------  ---------  ----------

Held for investment, at cost (market
 value: $32,527, $61,447 and $33,653,
   respectively)                           $ 32,302   $ 61,022    $ 33,289
Available for sale, at market value         270,458    226,732     250,568
                                           --------   --------    --------
Total                                      $302,760   $287,754    $283,857
                                           ========   ========    ========

(4)  9.65% CAPITAL SECURITIES, SERIES A

     In January 1997, BancFirst Corporation established BFC Capital Trust I (the "Trust"), a trust formed under the Delaware Business Trust Act. In February 1997, the Trust issued $25,000 of aggregate liquidation amount of 9.65% Capital Securities, Series A (the "Capital Securities"). The proceeds from the sale of the Capital Securities were invested in 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the "Debentures") of BancFirst Corporation. Distributions on the Capital Securities are payable January 15 and July 15 of each year. Such distributions may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the Capital Securities is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Capital Securities represent an undivided interest in the Debentures, are guaranteed by BancFirst Corporation, and will be presented as long-term debt in the Company's consolidated financial statements. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SUMMARY

     The Company reported net income of $3.76 million for the quarter ended March 31, 1997, compared to net income of $3.5 million for the first quarter of 1996. The growth in earnings was the combined result of acquisitions in 1996 and internal growth. Earnings per share was $0.57 for the first quarter of 1997, compared to $0.54 per share for the first quarter of 1996.

     Total assets increased $15.2 million from December 31, 1996 and $69.6 million from March 31, 1996. The growth since year-end 1996 was primarily due to the Company issuing $25 million of 9.65% Capital Securities, Series A (the "Capital Securities"). The growth since the first quarter of 1996 was due to an acquisition having total assets aggregating approximately $18 million, the issuance of the Capital Securities and internal growth. Stockholders' equity rose to $113 million, an increase of $864,000 compared to December 31, 1996 and $12.5 million compared to March 31, 1996.


RESULTS OF OPERATIONS

     Net interest income increased for the first quarter of 1997 by $1.84 million, or 15.3%, as compared to the same quarter of 1996, primarily as a result of earning asset growth. Net interest spread was 4.30% for the quarter compared to 4.41% for the first quarter of 1996, while average net earning assets increased $36.6 million. Net interest margin on a taxable equivalent basis was 5.18% for the first quarter, compared to 5.23% for the same quarter of 1996. Both the net interest spread and net interest margin were impacted by the issuance of the Capital Securities.

     The Company provided $96,000 for possible loan losses for the quarter, compared to $98,000 for the first quarter of 1996. Net loan charge-offs were $115,000 for the first quarter of 1997, compared to $14,000 for the first quarter of 1996. The net charge-offs in 1997 represent an annualized rate of only 0.06% of total loans.

     Noninterest income increased $446,000, or 13.3%, compared to the first quarter of 1996 due primarily to income added by acquisitions. Noninterest expense increased $1.8 million, or 18.5%, due to added operating expenses of the banks acquired in 1996, and increased staffing and other costs of improving the Company's management and operational infrastructure.

FINANCIAL POSITION

     Total securities increased $18.9 million compared to December 31, 1996 and $15 million compared to March 31, 1996, as a net result of securities added by acquisitions and internal growth, and maturities of securities used to fund loan growth. The net unrealized loss on securities available for sale was $469,000 at the end of the first quarter of 1997, compared to a gain of $1.16 million at December 31 and a gain of $911,000 at March 31, 1996. The average taxable equivalent yield on the securities portfolio for the firsst quarter increased to 6.45% from 6.10% for the same quarter of 1996.

     Total loans increased $19.7 million from December 31, 1996 and $68 million from March 31, 1996, due to both internal loan growth and acquisitions. The allowance for possible loan losses increased $348,000 since the first quarter of 1996 due primarily to purchased reserves from acquisitions. The allowance as a percentage of total loans was 1.55%, 1.56% and 1.62% at March 31, 1997, December 31, 1996 and March 31, 1996, respectively.

     Nonperforming and restructured assets decreased to $5.74 million from $7.01 million at year-end 1996 and $5.79 million from the first quarter of 1996. Although the ratio of nonperforming and restructured assets to total assets is only 0.44%, it is reasonable to expect that over the next several years nonperforming loans and loan losses will rise to historical norms as a result of economic and credit cycles.

     Total deposits decreased $9.17 million as compared to December 31, 1996 and increased $35.6 million compared to March 31, 1996. These variations reflect seasonal trends and the acquisition in October 1996. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 11.5% of total deposits at March 31, 1997.

     Short-term borrowings decreased $2.12 million from December 31, 1996 and $9 million from March 31, 1996. A $10 million Federal Home Loan Bank borrowing matured in May 1996. Other fluctuations in short-term borrowings are a function of liquidity needs and customer demand for repurchase agreements.

     Long-term borrowings decreased $49,000 from year-end 1996 as a result of scheduled payments, and increased $5.25 million from the first quarter of 1996 due primarily to a $5 million Federal Home Loan Bank borrowing in December 1996.

     In January 1997, BancFirst Corporation established BFC Capital Trust I (the "Trust"), which issued $25 million of 9.65% Capital Securities, Series A (the "Capital Securities") in February 1997. The purpose of the issuance of the Capital Securities was to raise additional regulatory capital to support future growth. Distributions on the Capital Securities are payable January 15 and July 15 through the stated maturity date of January 15, 2027. Such distributions may be deferred for up to ten consecutive semi-annual periods. During any deferral period, or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

     Stockholders' equity rose to $113 million from $112 milion at year-end 1996 and $100 million at March 31, 1996. These increases were primarily the result of accumulated earnings. Average stockholders' equity to average assets increased to 9.14% from 8.93% at December 31, 1996. The Company's regulatory capital ratios increased substantially in the first quarter of 1997 due to the issuance of the Capital Securities.

                             BANCFIRST CORPORATION
                         SELECTED FINANCIAL STATISTICS
                 (Dollars in thousands, except per share data)

                                                  Three Months Ended
                                                      March 31,
                                               -------------------------
                                                  1997           1996
                                               ----------     ----------
Per Common Share Data:
Net income                                       $ 0.57       $  0.54
Cash dividends declared                             0.1          0.08
Book value at period end                          17.82         16.10
Tangible book value at period end                 15.63         13.62
Performance Ratios:
Return on average assets                           1.23%         1.33%
Return on average common equity                   13.51         14.19
Increase/(decrease) in tangible book              11.71        (24.30)
 value (annualized)
Noninterest expense/(net interest                 65.16         63.14
 income + noninterest income)

                                                        March 31,             December 31,
                                                   -------------------
                                                     1997       1996             1996
                                                   -------   ---------        ----------
Balance Sheet Ratios:
Average loans to deposits (year to date)            70.59%      68.41%           68.81%
Allowance for possible loan losses to
 total loans                                         1.55        1.62             1.56
Allowance for possible loan losses to
 nonperforming and restructured loans              216.90      272.40           207.31
Nonperforming and restructured assets
 to total assets                                     0.44        0.49             0.57
Capital Ratios:
Average stockholders' equity to average
 assets (year to date)                               9.14%       9.38%            8.93%
Leverage ratio (regulatory minimum 3%)              10.05        7.24             7.90
Total risk-based capital ratio
 (regulatory minimum 8%)                            17.73       13.41            14.23


                                                                    Three Months Ended
                                                                         March 31,
                                               -----------------------------------------------------------
                                                          1997                               1996
                                               --------------------------          -----------------------
Average Balances and Net Interest                                 Average                         Average
 Margin Analysis (Taxable Equivalent            Average            Yield/            Average      Yield/
 Basis):                                        Balance             Rate             Balance       Rate
                                               ----------        ---------         ----------   ---------
Loans                                          $  769,296          9.60%           $  638,406       9.87%
Securities                                        298,672          6.45               264,896       6.10
Federal funds sold                                 28,183          5.31                33,305       5.34
                                               ----------                          ----------
  Total earning assets                          1,096,151          8.61               936,607       8.64
Nonearning assets                                 139,216                             120,804
                                               ----------                          ----------
  Total assets                                 $1,235,367                          $1,057,411
                                               ==========                          ==========
Interest-bearing deposits                      $  854,642          4.17%           $  739,575       4.20%
Short-term borrowings                               2,131          4.00                15,194       5.94
Long-term borrowings                                6,625          5.88                 1,249       6.39
9.65% Capital Securities, Series A                 15,602          9.70                    --         --
                                               ----------                          ----------
  Total interest-bearing liabilities              879,000          4.31               756,018       4.23
Demand deposits                                   235,162                             193,678
Other noninterest-bearing liabilities               8,316                               8,495
Stockholders' equity                              112,889                              99,220
                                               ----------                          ----------
  Total liabilities and stockholders'
   equity                                      $1,235,367                          $1,057,411
                                               ==========                          ==========
Net interest spread                                                4.30%                            4.41%
                                                                  =====                            =====
Net interest margin                                                5.18%                            5.23%
                                                                  =====                            =====

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 2.  CHANGES IN SECURITIES.
         ---------------------

     In January 1997, BancFirst Corporation established BFC Capital Trust I (the "Trust"), a trust formed under the Delaware Business Trust Act. In February 1997, the Trust issued $25 million of aggregate liquidation amount of 9.65% Capital Securities, Series A (the "Capital Securities"). The proceeds from the sale of the Capital Securities were invested in 9.65% Junior Deferrable Interest Debentures, Series A (the "Debentures") of BancFirst Corporation. Distributions on the Capital Securities are payable January 15 and July 15 of each year. Such distributions may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the Capital Securities is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Capital Securities represent an undivided interest in the Debentures, are guaranteed by BancFirst Corporation, and will be presented as long-term debt in the Company's consolidated financial statements. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

     (a)  Exhibits

      Exhibit
       Number                       Exhibit
      -------    -------------------------------------------------------------
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

        4.1 Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)

        4.2 Indenture dated as of February 4, 1997 (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)

        4.3 Series A Capital Securities Guarantee Agreement dated as of February 4, 1997 (filed as Exhibit
                 4.3 to the Company's Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)

       27.1*     Financial Data Schedule.
--------------------------------------------------------------------------------
*Filed herewith

(b) The following reports on Form 8-K have been filed by the Company during the quarter ended March 31, 1997.


Date of Report      Items Reported
--------------      -----------------------------------------------------------

February 4, 1997    Establishment of BFC Capital Trust I and the
                    issuance of $25 million of 9.65% Capital
                    Securities, Series A.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



May 14, 1997                        BANCFIRST CORPORATION
                                        (Registrant)



                                    /s/Randy Foraker
                                    ---------------------------------
                                    Randy P. Foraker
                                    Sr. Vice President and Controller;
                                    Secretary/Treasurer
                                    (Principal Accounting Officer)