Form 10-Q
period 1997-06-30
BANCFIRST CORP /OK/
filed 1997-08-14
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________________ TO ____________________

COMMISSION FILE NUMBER 0-14384

                             BANCFIRST CORPORATION
              (Exact name of registrant as specified in charter)

                  Oklahoma                     73-1221379
        (State or other Jurisdiction of     (I.R.S. Employer
         incorporation or organization)     Identification No.)

              101 N. Broadway, Suite 200, Oklahoma City, Oklahoma
                                  73102-8401
                   (Address of principal executive offices)
                                  (Zip Code)

                                (405) 270-1086
             (Registrant's telephone number, including area code)

          ----------------------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

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

As of July 31, 1997 there were 6,361,954 shares of the registrant's Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION
                              BANCFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                              JUNE 30,
                                                     ------------------------    DECEMBER 31,
                                                        1997          1996           1996
                                                     ------------  ----------    ------------
ASSETS
Cash and due from banks                              $   80,069    $   85,792    $   76,877
Interest-bearing deposits with banks                         76             1            62
Securities (market value: $300,459, $276,798
 and $284,221, respectively)                            300,023       276,634       283,857
Federal funds sold                                       51,000        30,000        44,785
Loans:
  Total loans (net of unearned interest)                799,559       725,122       763,559
  Allowance for possible loan losses                    (11,954)      (11,843)      (11,945)
                                                     ----------    ----------    ----------
    Loans, net                                          787,605       713,279       751,614
Premises and equipment, net                              33,268        33,650        33,556
Other real estate owned                                   1,095         1,068         1,101
Intangible assets, net                                   13,423        15,106        14,871
Accrued interest receivable                              11,555        11,407        10,627
Other assets                                             24,737        20,279        18,361
                                                     ----------    ----------    ----------
    Total assets                                     $1,302,851    $1,187,216    $1,235,711
                                                     ==========    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                $  237,748    $  246,487    $  265,209
  Interest-bearing                                      907,137       827,307       840,244
                                                     ----------    ----------    ----------
    Total deposits                                    1,144,885     1,073,794     1,105,453
Short-term borrowings                                     1,419         1,030         3,414
Long-term borrowings                                      6,567         1,497         6,636
9.65% Capital Securities                                 25,000            --            --
Accrued interest payable                                  5,022         3,363         3,940
Other liabilities                                         3,177         4,699         4,172
                                                     ----------    ----------    ----------
    Total liabilities                                 1,186,070     1,084,383     1,123,615
                                                     ----------    ----------    ----------
Commitments and contingent liabilities
 Stockholders' equity:
  Common stock                                            6,349         6,242         6,400
  Capital surplus                                        35,204        34,866        36,218
  Retained earnings                                      74,669        62,096        68,742
  Unrealized securities gains (losses), net of tax          559          (371)          736
                                                     ----------    ----------    ----------
    Total stockholders' equity                          116,781       102,833       112,096
                                                     ----------    ----------    ----------
    Total liabilities and stockholders' equity       $1,302,851    $1,187,216    $1,235,711
                                                     ==========    ==========    ==========


 See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                     -------------------------     -------------------------
                                                        1997           1996           1997           1996
                                                     ----------     ----------     ----------     ----------
INTEREST INCOME
Loans, including fees                                $   19,200     $   17,365     $   37,364     $   32,963
Interest-bearing deposits with banks                        (18)            12              1             12
Securities:
  Taxable                                                 4,533          4,153          9,046          7,937
  Tax-exempt                                                147            148            300            299
Federal funds sold                                          511            442            861            884
                                                     ----------     ----------     ----------     ----------
    Total interest income                                24,373         22,120         47,572         42,095
                                                     ----------     ----------     ----------     ----------
INTEREST EXPENSE
Deposits                                                  9,322          8,470         18,169         16,185
Short-term borrowings                                       127            102            148            323
Long-term borrowings                                        100             23            196             43
9.65% Capital Securities                                    612             --            985             --
                                                     ----------     ----------     ----------     ----------
    Total interest expense                               10,161          8,595         19,498         16,551
                                                     ----------     ----------     ----------     ----------
Net interest income                                      14,212         13,525         28,074         25,544
Provision for possible loan losses                          186            319            282            416
                                                     ----------     ----------     ----------     ----------
    Net interest income after provision for
      possible loan losses                               14,026         13,206         27,792         25,128
                                                     ----------     ----------     ----------     ----------
NONINTEREST INCOME
Service charges on deposits                               2,478          2,236          4,959          4,182
Securities transactions                                      --            175             --            180
Other                                                     1,358          1,606          2,684          3,016
                                                     ----------     ----------     ----------     ----------
    Total noninterest income                              3,836          4,017          7,643          7,378
                                                     ----------     ----------     ----------     ----------
NONINTEREST EXPENSE
Salaries and employee benefits                            6,958          6,305         13,508         12,031
Occupancy and fixed assets expense, net                     734            684          1,496          1,212
Depreciation                                                743            587          1,452          1,086
Amortization                                                556            532          1,089            919
Data processing services                                    328            311            698            653
Net (income) expense from other real estate owned            37            120             98            162
Other                                                     2,670          2,439          5,199          4,629
                                                     ----------     ----------     ----------     ----------
    Total noninterest expense                            12,026         10,978         23,540         20,692
                                                     ----------     ----------     ----------     ----------
Income before taxes                                       5,836          6,245         11,895         11,814
Income tax expense                                       (2,188)        (2,443)        (4,486)        (4,514)
                                                     ----------     ----------     ----------     ----------
    Net income                                       $    3,648     $    3,802     $    7,409     $    7,300
                                                     ==========     ==========     ==========     ==========

PER SHARE DATA (PRIMARY AND FULLY DILUTED)
Net income                                           $     0.55     $     0.59     $     1.12     $     1.13
                                                     ==========     ==========     ==========     ==========
Average common stock and common stock
  equivalents outstanding                             6,617,380      6,444,692      6,606,173      6,439,542
                                                     ==========     ==========     ==========     ==========



See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        ---------------------
                                                                          1997         1996
                                                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                    $  7,267    $ (2,339)
                                                                        --------    --------
INVESTING ACTIVITIES
Cash and due from banks used for acquisitions                             (5,008)    (10,495)
Purchases of securities                                                  (47,425)    (34,414)
Maturities of securities                                                  31,173      39,655
Proceeds from sales of securities                                            252      15,576
Net (increase)/decrease in federal funds sold                             (6,215)     11,513
Purchases of loans                                                        (2,613)     (5,580)
Proceeds from sales of loans                                              60,930      54,791
Net other increase in loans                                              (94,529)    (75,562)
Purchases of premises and equipment                                       (2,290)     (2,569)
Proceeds from sales of other real estate owned and repossessed assets        729         702
Other, net                                                                 1,120        (778)
                                                                        --------    --------
    Net cash used by investing activities                                (63,876)     (7,161)
                                                                        --------    --------
FINANCING ACTIVITIES
Net increase/(decrease) in demand, transaction and savings deposits          148      11,478
Net increase in certificates of deposit                                   39,284      16,441
Net decrease in short-term borrowings                                     (1,995)    (17,675)
Net increase/(decrease) in long-term borrowings                              (69)        579
Issuance of 9.65% Capital Securities                                      25,000          --
Issuance of common stock                                                     220         114
Purchase and retirement of common stock                                   (1,499)         --
Cash dividends paid                                                       (1,274)       (997)
                                                                        --------    --------
    Net cash provided by financing activities                             59,815       9,940
                                                                        --------    --------
Net increase in cash and due from banks                                    3,206         440
Cash and due from banks at the beginning of the period                    76,939      85,353
                                                                        --------    --------
Cash and due from banks at the end of the period                        $ 80,145    $ 85,793
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest                                $ 18,416    $ 16,424
                                                                        ========    ========
Cash paid during the period for income taxes                            $  4,651    $  4,270
                                                                        ========    ========


See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)


(1)  GENERAL

  The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BFC Capital Trust I, BancFirst, BancFirst Investment Corporation, Lenders Collection Corporation and Express Financial Corporation (formerly National Express Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

  The interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 1996, the date of the most recent annual report. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

  The preparation of financial statements in conformity with generally accepted accounting principles inherently involves the use of estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. Such estimates and assumptions may change over time and actual amounts may differ from those reported.

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


                                          SIX MONTHS ENDED       YEAR ENDED
                                            JUNE 30, 1996     DECEMBER 31, 1995
                                          ----------------    -----------------
        Net interest income                     $27,525           $49,226
        Net income                              $ 7,719           $13,122
        Net income per share and
         common stock equivalent                $  1.20           $  2.05


  In December 1996, the Company's money order subsidiary, Express Financial Corporation (formerly National Express Corporation), entered into an agreement for the sale of its business. Under the terms of the agreement, Express Financial Corporation received cash of $600 in January 1997, and may receive additional payments of up to $500 over a two-year period based upon specified levels of business retained by the purchaser. The business of Express Financial Corporation was transferred to the purchaser in January and February 1997. The sale was accounted for as a disposal of a segment of business. Consequently, the expected net gain from the disposal will be recognized in the Company's consolidated statement of income when the final proceeds are received. The operations of Express Financial Corporation were not material in relation to the consolidated operations of the Company. The following assets and liabilities of Express Financial Corporation are included in the Company's consolidated balance sheet:


                                                JUNE 30, 1997  DECEMBER 31, 1996
                                                -------------  -----------------
        Cash and due from BancFirst                  $2,160          $ 6,611
        Interest-bearing deposit with BancFirst       3,674            3,674
        Securities held for investment                  775              776
        Premises and equipment, net                       7              185
        Intagible assets, net                             -              515
        Receivables from money order sales, net         159            7,371
        Other assets                                     13               17
                                                     ------          -------
                Total assets                         $6,788          $19,149
                                                     ======          =======

        Outstanding money orders                     $1,786          $13,839
        Other liabilities                                 7               58
                                                     ------          -------
                Total liabilities                    $1,793          $13,897
                                                     ======          =======

Only the intangible assets were acquired by the purchaser and the purchaser did not assume any liabilities of Express Financial Corporation.

   In March 1997, the Company acquired 22.5% of the common stock outstanding of First Ada Bancshares, Inc. of Ada, Oklahoma for cash of $4,954. This investment will be accounted for under the equity method of accounting.

(3)  SECURITIES

 The table below summarizes securities held for investment and securities available for sale.


                                                                 JUNE 30,
                                                        ------------------------        DECEMBER 31,
                                                          1997            1996             1996
                                                        --------        --------        -----------
        Held for investment, at cost (market value:
         $36,291, $27,595 and $33,653, respectively)    $ 35,855        $ 27,431        $ 33,289
        Available for sale, at market value              264,168         249,203         250,568
                                                        --------        --------        --------
             Total securities                           $300,023        $276,634        $283,857
                                                        ========        ========        ========

(4)  9.65% CAPITAL SECURITIES

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

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SUMMARY

  The Company reported net income of $3.65 million for the quarter ended June 30, 1997, compared to net income of $3.8 million for the same quarter of 1996. Earnings were lower in 1997 due primarily to higher operating expenses. Earnings per share was $0.55 for the second quarter of 1997, compared to $0.59 per share for the second quarter of 1996.

  Net income for the first six months of 1997 was $7.41 million, compared to $7.3 million for the same period of 1996. Earnings per share were $1.12 and $1.13, respectively.

  Total assets increased $67.1 million from December 31, 1996 and $117 million from June 30, 1996. The growth since year-end 1996 was due to the Company issuing $25 million of 9.65% Capital Securities (the "Capital Securities") and internal growth. The growth since the second quarter of 1996 was due to an acquisition having total assets aggregating approximately $18 million, the issuance of the Capital Securities and internal growth. Stockholders' equity rose to $117 million, an increase of $4.69 million compared to December 31, 1996 and $13.9 million compared to June 30, 1996.


RESULTS OF OPERATIONS

SECOND QUARTER

  Net interest income increased for the second quarter of 1997 by $687,000 million, or 5.08%, as compared to the same quarter of 1996, primarily as a result of earning asset growth. Net interest spread was 4.22% for the quarter compared to 4.55% for the second quarter of 1996, while average net earning assets increased $20.4 million. Net interest margin on a taxable equivalent basis was 5.09% for the second quarter, compared to 5.33% for the same quarter of 1996. Both the net interest spread and net interest margin were impacted in 1997 by the issuance of the Capital Securities.

  The Company provided $186,000 for possible loan losses for the quarter, compared to $319,000 for the second quarter of 1996. Net loan charge-offs were $157,000 for the second quarter of 1997, compared to $53,000 for the second quarter of 1996. The net charge-offs in 1997 represent an annualized rate of only 0.09% of total loans, compared to a rate of 0.03% for the same quarter of 1996.

  Noninterest income decreased $181,000, or 4.51%, compared to the second quarter of 1996 due primarily to gains on securities transactions recognized in 1996. Noninterest expense increased $1.05 million, or 9.54%, due largely to increased staffing and other costs of improving the Company's management and operational infrastructure.

YEAR-TO-DATE

   For the first six months of 1997, net interest income increased $2.53 million, or 9.9%, as compared to the same period of 1996, primarily as a result of earning asset growth. Net interest spread was 4.26% for 1997, compared to 4.49% for 1996, while average net earning assets increased $20.4 million. Net interest margin on a taxable equivalent basis was 5.13% for 1997, compared to 5.28% for the first half of 1996.

   The Company provided $282,000 for possible loan losses in the first six months of 1997, compared to $416,000 for the first six months of 1996. Net loan charge-offs were $273,000 for 1997, compared to $67,000 for 1996, representing annualized rates of only 0.07% and 0.009% of total loans, respectively.

  Noninterest income increased $265,000, or 3.59% compared to the first half of 1996 due to income added by acquisitions. Excluding gains from securities transactions, the increase would have been $445,000, or 6.18%. Noninterest expense increased $2.85 million, or 13.8%, due to added operating expenses of banks acquired in 1996 and increased staffing and other costs of improving the company's management and operational infrastructure.

FINANCIAL POSITION

  Total securities increased $16.2 million compared to December 31, 1996 and $23.4 million compared to June 30, 1996, as a net result of securities added by acquisitions and internal growth, and maturities of securities used to fund loan growth. The net unrealized gain on securities available for sale was $890,000 at the end of the second quarter of 1997, compared to a gain of $1.16 million at December 31 and a loss of $568,000 at June 30, 1996. The average taxable equivalent yield on the securities portfolio for the second quarter increased to 6.37% from 6.32% for the same quarter of 1996.

  Total loans increased $36 million from December 31, 1996 and $74.4 million
from June 30, 1996, due primarily to internal  growth.   The allowance for
possible loan losses increased $111,000 since the second quarter of 1996. The allowance as a percentage of total loans was 1.50%, 1.56% and 1.63% at June 30, 1997, December 31, 1996 and June 30, 1996, respectively. The allowance to nonperforming and restructured loans ratios at the same dates were 241.79%, 207.31% and 240.52%, respectively.

  Nonperforming and restructured assets totaled $6.23 million, compared to $7.01 million at year-end 1996 and $6.01 million at June 30, 1996. Although the ratio of nonperforming and restructured assets to total assets is only 0.47%, it is reasonable to nonperforming loans and loan losses to rise over several years to historical norms as a result of economic and credit cycles.

  Total deposits increased $39.4 million as compared to December 31, 1996 and $71.1 million compared to June 30, 1996. The increase reflects an acquisition in October 1996 and internal growth. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 11.8% of total deposits at June 30, 1997.

  Short-term borrowings decreased $2 million from December 31, 1996 and $389,000 from June 30, 1996. Fluctuations in short-term borrowings are a function of liquidity needs and customer demand for repurchase agreements.

  Long-term borrowings decreased $69,000 from year-end 1996 as a result of scheduled payments, and increased $5.07 million from the second quarter of 1996 due primarily to a $5 million Federal Home Loan Bank borrowing in December 1996.

  In January 1997, BancFirst Corporation established BFC Capital Trust I (the "Trust"), which issued $25 million of 9.65% Capital Securities (the "Capital Securities") in February 1997. The purpose of the issuance of the Capital Securities was to raise additional regulatory capital to support future growth. Distributions on the Capital Securities are payable January 15 and July 15 through the stated maturity date of January 15, 2027. Such distributions may be deferred for up to ten consecutive semi-annual periods. During any deferral period, or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

  Stockholders' equity rose to $117 million from $112 million at year-end 1996 and $103 million at June 30, 1996. These increases were primarily the result of accumulated earnings. Average stockholders' equity to average assets was 8.89%, compared to 8.93% for 1996. The Company's regulatory capital ratios increased substantially in the first quarter of 1997 due to the issuance of the Capital Securities, and are well in excess of the regulatory minimums.

                              BANCFIRST CORPORATION
                   SELECTED CONSOLIDATED FINANCIAL STATISTICS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


PERFORMANCE STATISTICS                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,              JUNE 30,
                                                           -------------------    -----------------
                                                            1997         1996      1997       1996
                                                           ------       ------    ------     ------
Net income per share                                       $ 0.55       $ 0.59    $ 1.12     $ 1.13
Cash dividends per share                                     0.10         0.08      0.20       0.16
Return on average assets                                     1.15%        1.29%     1.19%      1.30%
Return on average stockholders' equity                      12.93        15.12     13.25      14.63
Increase/decrease in tangible book
  value per share (annualized)                              16.66        12.63     14.46      (6.21)
Efficiency ratio                                            66.63        62.58     65.91      62.85


BALANCE SHEET AND ASSET QUALITY STATISTICS                                  JUNE 30,
                                                                       ------------------  DECEMBER 31,
                                                                         1997       1996       1996
                                                                       -------    -------  -----------
Book value per share                                                   $ 18.39    $ 16.47    $ 17.52
Tangible book value per share                                            16.28      14.05      15.19
Average loans to deposits (year-to-date)                                 71.08%     67.84%     68.81%
Nonperforming and restructured assets to total assets                     0.47       0.51       0.57
Allowance for possible loan losses to total loans                         1.50       1.63       1.56
Allowance for possible loan losses to nonperforming
  and restructured loans                                                241.79     240.52     207.31

CONSOLIDATED AVERAGE BALANCE SHEETS
 AND INTEREST MARGIN ANALYSIS                             THREE MONTHS ENDED JUNE 30,
                                                -----------------------------------------------
                                                         1997                      1996
                                                ----------------------    ---------------------
  Taxable Equivalent Basis                                     AVERAGE                  AVERAGE
                                                   AVERAGE      YIELD/     AVERAGE       YIELD/
                                                   BALANCE       RATE      BALANCE        RATE
                                                ------------   -------    ----------    -------
Earning assets:
  Loans                                          $   795,649     9.71%    $  717,493      9.76%
  Securities                                         298,375     6.37        278,979      6.32
  Federal funds sold                                  36,437     5.63         33,204      5.35
                                                 -----------              ----------
    Total earning assets                           1,130,461     8.70      1,029,676      8.69
                                                 -----------              ----------
Nonearning assets:
  Cash and due from banks                             76,916                  85,168
  Interest recievable and other assets                77,104                  79,190
  Allowance for possible loan losses                 (11,951)                (11,697)
                                                 -----------              ----------
    Total nonearning assets                          142,069                 152,661
                                                 -----------              ----------
    Total assets                                 $ 1,272,530              $1,182,337
                                                 ===========              ==========
Interest-bearing liabilities:
  Interest-bearing deposits                      $   876,474     4.29%    $  826,421      4.12%
  Short-term borrowings                                7,342     6.94          7,153      5.74
  Long-term borrowings                                 6,581     6.11          1,446      6.42
  9.65% Capital Securities                            25,000     9.82             --        --
                                                 -----------              ----------
    Total interest-bearing liabilities               915,397     4.48        835,020      4.14
                                                 -----------              ----------
Interest-free funds:
  Noninterest-bearing deposits                       234,537                 238,729
  Interest payable and other liabilities               9,426                   8,040
  Stockholders' equity                               113,170                 100,548
                                                 -----------              ----------
    Total interest-free funds                        357,133                 347,317
                                                 -----------              ----------
    Total liabilities and stockholders' equity   $ 1,272,530              $1,182,337
                                                 ===========              ==========
Net interest spread                                              4.22%                    4.55%
                                                                 ====                     ====
Net interest margin                                              5.09%                    5.33%
                                                                 ====                     ====

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   BancFirst Corporation held its Annual Meeting of Shareholders on May 22, 1997. Two proposals were submitted to the shareholders and were passed as follows:

   Proposal to elect directors:  Eleven directors were nominated for election
   ---------------------------
   for a one year term. Director Stephen R. Lindemood, however, declined to stand for re-election. The directors elected were H.E. Rainbolt, David E. Rainbolt, K. Gordon Greer, Robert A. Gregory, John T. Hannah, J.R. Hutchens, Jr., William O. Johnstone, J. Ralph McCalmont, Melvin Moran and Joe T. Shockley. There were 5,655,929 affirmative votes and 100 votes withheld.

   Proposal to Ratify Coopers & Lybrand, L.L.P. as independent auditors:
   --------------------------------------------------------------------
   5,534,334 affirmative votes, 300 negative votes and 3,889 abstentions.

   No other matters were brought before the meeting for consideration.


ITEM 5.  OTHER INFORMATION

   BancFirst Corporation (the "Company") adopted a Stock Repurchase Program (the "Program") on March 23, 1995. The Program was amended on May 22, 1997 and June 26, 1997. These amendments increased the number of shares of common stock of the Company authorized to be repurchased under the Program from 200,000 shares to 350,000 shares, removed certain conditions to be satisfied by any repurchases and removed the naming of a specific implementing broker for the Program. The remainder of the provisions of the program are contained in the BancFirst Corporation Amended Stock Repurchase program filed herewith as Exhibit Number 99.1

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

          EXHIBIT
          NUMBER                               EXHIBIT
        ----------      ----------------------------------------------------

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

           27.1*        Financial Data Schedule.

           99.1*        BancFirst Corporation Amended Stock Repurchase Program.

--------------------------------------------------------------------------------

*Filed herewith

   (b) No reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BANCFIRST CORPORATION
                                             (Registrant)



Date August 14, 1997                    /s/ Randy P. Foraker
     ---------------                    --------------------------------------
                                             (Signature)
                                        Randy P. Foraker
                                        Senior Vice President and Controller;
                                        Assistant Secretary/Treasurer
                                        (Principal Accounting Officer)