Form 10-Q
period 1997-09-30
BANCFIRST CORP /OK/
filed 1997-11-14
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

                                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM............TO..........

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

              ---------------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---
As of October 31, 1997 there were 6,375,329 shares of the registrant's Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION


                              BANCFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                      September 30,
                                                               --------------------------    December 31,
                                                                   1997           1996           1996
                                                               -----------    -----------    -----------

ASSETS
Cash and due from banks                                        $    97,619    $    89,288    $    76,877
Interest-bearing deposits with banks                                   183              1             62
Securities (market value: $298,148, $282,188
 and $284,221, respectively)                                       297,544        281,971        283,857
Federal funds sold                                                  54,000         10,500         44,785
Loans:
  Total loans (net of unearned interest)                           819,133        737,356        763,559
  Allowance for possible loan losses                               (12,002)       (12,006)       (11,945)
                                                               -----------    -----------    -----------
    Loans, net                                                     807,131        725,350        751,614
Premises and equipment, net                                         33,370         33,503         33,556
Other real estate owned                                              1,271          1,259          1,101
Intangible assets, net                                              12,956         14,637         14,871
Accrued interest receivable                                         11,610          9,975         10,627
Other assets                                                        20,297         20,094         18,361
                                                               -----------    -----------    -----------
    Total assets                                               $ 1,335,981    $ 1,186,578    $ 1,235,711
                                                               ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                          $   268,887    $   244,282    $   265,209
  Interest-bearing                                                 903,416        815,350        840,244
                                                               -----------    -----------    -----------
    Total deposits                                               1,172,303      1,059,632      1,105,453
Short-term borrowings                                                1,406         10,665          3,414
Long-term borrowings                                                 7,094          1,448          6,636
9.65% Capital Securities                                            25,000           --             --
Accrued interest payable                                             5,341          4,158          3,940
Other liabilities                                                    3,771          4,184          4,172
                                                               -----------    -----------    -----------
    Total liabilities                                            1,214,915      1,080,087      1,123,615
                                                               -----------    -----------    -----------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock                                                       6,375          6,243          6,400
  Capital surplus                                                   35,355         34,870         36,218
  Retained earnings                                                 78,140         65,513         68,742
  Unrealized securities gains (losses), net of tax                   1,196           (135)           736
                                                               -----------    -----------    -----------
    Total stockholders' equity                                     121,066        106,491        112,096
                                                               -----------    -----------    -----------
    Total liabilities and stockholders' equity                 $ 1,335,981    $ 1,186,578    $ 1,235,711
                                                               ===========    ===========    ===========




See accompanying notes to consolidated financial statements

                             BANCFIRST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands, except per share data)

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                        September 30,
                                                         ---------------------------------    --------------------------------
                                                              1997              1996               1997              1996
                                                         ---------------    --------------    --------------    --------------

INTEREST INCOME
Loans, including fees                                    $        19,575    $       18,031    $       56,939   $        50,995
Interest-bearing deposits with banks                                   1                 -                 2                 -
Securities:
  Taxable                                                          4,579             4,214            13,625            12,151
  Tax-exempt                                                         182               146               482               445
Federal funds sold                                                   550               318             1,411             1,214
                                                         ---------------    --------------    --------------    --------------
    Total interest income                                         24,887            22,709            72,459            64,805
                                                         ---------------    --------------    --------------    --------------
INTEREST EXPENSE
Deposits                                                           9,559             8,665            27,728            24,849
Short-term borrowings                                                 50                20               198               343
Long-term borrowings                                                 103                24               300                67
9.65% Capital Securities                                             611                 -             1,596                 -
                                                         ---------------    --------------    --------------    --------------
    Total interest expense                                        10,323             8,709            29,822            25,259
                                                         ---------------    --------------    --------------    --------------
Net interest income                                               14,564            14,000            42,637            39,546
Provision for possible loan losses                                   162               432               444               849
                                                         ---------------    --------------    --------------    --------------
    Net interest income after provision for
      possible loan losses                                        14,402            13,568            42,193            38,697
                                                         ---------------    --------------    --------------    --------------
NONINTEREST INCOME
Service charges on deposits                                        2,561             2,298             7,520             6,481
Securities transactions                                                -                 -                 -               180
Other                                                              1,457             1,468             4,141             4,484
                                                         ---------------    --------------    --------------    --------------
    Total noninterest income                                       4,018             3,766            11,661            11,145
                                                         ---------------    --------------    --------------    --------------
NONINTEREST EXPENSE
Salaries and employee benefits                                     7,087             6,364            20,596            18,396
Occupancy and fixed assets expense, net                              751               707             2,247             1,919
Depreciation                                                         763               632             2,215             1,718
Amortization                                                         560               531             1,649             1,450
Data processing services                                             333               352             1,032             1,005
Net expense from other real estate owned                              54                12               153               174
Other                                                              2,675             2,536             7,871             7,163
                                                         ---------------    --------------    --------------    --------------
    Total noninterest expense                                     12,223            11,134            35,763            31,825
                                                         ---------------    --------------    --------------    --------------
Income before taxes                                                6,197             6,200            18,091            18,017
Income tax expense                                                (2,089)           (2,283)           (6,575)           (6,797)
                                                         ---------------    --------------    --------------    --------------
    Net income                                           $         4,108    $        3,917    $       11,516    $       11,220
                                                         ===============    ==============    ==============    ==============

PER SHARE DATA (PRIMARY AND FULLY DILUTED)
Net income                                               $          0.62    $         0.61    $         1.75    $         1.74
                                                         ===============    ==============    ==============    ==============
Average common stock and common stock
  equivalents outstanding                                      6,613,123         6,446,714         6,597,482         6,442,218
                                                         ===============    ==============    ==============    ==============




See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                            ------------------------------
                                                                                                 1997            1996
                                                                                            -------------   --------------

 CASH FLOWS FROM OPERATING ACTIVITIES                                                       $      17,088   $        4,368
                                                                                            -------------   --------------
 INVESTING ACTIVITIES
 Cash and due from banks used for acquisitions                                                     (5,008)         (10,495)
 Purchases of securities                                                                          (67,967)         (52,063)
 Maturities of securities                                                                          55,047           52,330
 Proceeds from sales of securities                                                                    572           15,709
 Net (increase)/decrease in federal funds sold                                                     (9,215)          31,013
 Purchases of loans                                                                                (2,613)          (9,251)
 Proceeds from sales of loans                                                                      88,943           81,587
 Net other increase in loans                                                                     (142,335)        (111,218)
 Purchases of premises and equipment                                                               (3,018)          (3,361)
 Proceeds from sales of other real estate owned and repossessed assets                                411              968
 Other, net                                                                                         1,668             (520)
                                                                                            -------------   --------------
     Net cash used by investing activities                                                        (83,515)          (5,301)
                                                                                            -------------   --------------
 FINANCING ACTIVITIES
 Net increase/(decrease) in demand, transaction and savings deposits                               15,607          (11,272)
 Net increase in certificates of deposit                                                           51,243           25,028
 Net decrease in short-term borrowings                                                             (2,008)          (8,039)
 Net increase in long-term borrowings                                                                 458              530
 Issuance of 9.65% Capital Securities                                                              25,000                -
 Issuance of common stock                                                                             396              118
 Purchase and retirement of common stock                                                           (1,499)               -
 Cash dividends paid                                                                               (1,907)          (1,496)
                                                                                            -------------   --------------
     Net cash provided by financing activities                                                     87,290            4,869
                                                                                            -------------   --------------
 Net increase in cash and due from banks                                                           20,863            3,936
 Cash and due from banks at the beginning of the period                                            76,939           85,353
                                                                                            -------------   --------------
 Cash and due from banks at the end of the period                                           $      97,802   $       89,289
                                                                                            =============   ==============

 SUPPLEMENTAL DISCLOSURE
 Cash paid during the period for interest                                                   $      28,421   $       24,338
                                                                                            =============   ==============
 Cash paid during the period for income taxes                                               $       6,467   $        6,967
                                                                                            =============   ==============

 See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)


(1)  GENERAL

     The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BFC Capital Trust I, BancFirst, BancFirst Investment Corporation, Lenders Collection Corporation and Express Financial Corporation (formerly National Express Corporation). All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

     The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 1996, the date of the most recent annual report. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

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

                                         NINE MONTHS ENDED         YEAR ENDED
                                        SEPTEMBER 30, 1996      DECEMBER 31, 1995
                                        ------------------      -----------------
   Net interest income                      $ 40,961                $ 49,226
   Net income                               $ 11,130                $ 13,122
   Net income per share and common
    stock equivalent                        $   1.73                $   2.05


     In December 1996, the Company's money order subsidiary, Express Financial Corporation (formerly National Express Corporation), entered into an agreement for the sale of its business. Under the terms of the agreement, Express Financial Corporation received cash of $600 in January 1997, and may receive additional payments of up to $500 over a two-year period based upon specified levels of business retained by the purchaser. The business and intangible assets of Express Financial Corporation were transferred to the purchaser in January and February 1997. The purchaser did not assume any liabilities of Express Financial Corporation. The sale was accounted for as a disposal of a segment of business. Consequently, the expected net gain from the disposal will be recognized in the Company's consolidated statement of income when the final proceeds are received. The operations of Express Financial Corporation were not material in relation to the consolidated operations of the Company. The following assets and liabilities of Express Financial Corporation are included in the Company's consolidated balance sheet:


                                                   SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                   ------------------   -----------------
     Cash and due from BancFirst                        $  2,179             $  6,611
     Interest-bearing deposit with BancFirst               3,674                3,674
     Securities held for investment                          785                  776
     Premises and equipment, net                               7                  185
     Intangible assets, net                                    -                  515
     Receivables from money order sales, net                  85                7,371
     Other assets                                             13                   17
                                                        --------             --------
       Total assets                                     $  6,743             $ 19,149
                                                        ========             ========

     Outstanding money orders                           $  1,721             $ 13,839
     Other liabilities                                         7                   58
                                                        --------             --------
       Total liabilities                                $  1,728             $ 13,897
                                                        ========             ========


     In March 1997, the Company acquired 22.5% of the common stock outstanding of First Ada Bancshares, Inc. of Ada, Oklahoma for cash of $4,954. This investment will be accounted for under the equity method of accounting.

     In September 1997, BancFirst entered into an agreement to purchase 13 branches from NationsBank, N.A. Under the terms of the agreement, BancFirst would pay a premium of 7.08% of deposits plus book value for certain loans and fixed assets of the branches. At June 30, 1997, deposits of these branches totaled approximately $228,000. Concurrently, BancFirst entered into an agreement to sell three of the branches with approximately $80,000 in deposits to another Oklahoma financial institution. The purchase and sale are expected to be completed in March 1998, and are subject to regulatory approval.

(3)  SECURITIES

     The table below summarizes securities held for investment and securities available for sale.

                                                         SEPTEMBER 30,
                                                      -------------------   DECEMBER 31,
                                                        1997       1996         1996
                                                      --------   --------   ------------
     Held for investment, at cost (market value:
      $38,644, $26,154, and $33,653, respectively)    $ 38,040   $ 25,937     $ 33,289
     Available for sale, at market value               259,504    256,034      250,568
                                                      --------   --------     --------
       Total securities                               $297,544   $281,971     $283,857
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

(5)  STOCK OPTION REPURCHASE PROGRAM

     The Company adopted a Stock Option Repurchase Program in August 1997, whereby the Company was authorized to repurchase stock options that were currently exercisable under its Stock Option Plan covering up to an aggregate of 209,525shares of the Company's common stock. In October 1997, the Company repurchased options covering 62,525 shares of common stock. The repurchase price was at the market price of the common stock less the exercise price of the options and ranged from $16.38 to $26.88 per share. As a result of the stock option repurchase, the Company will realize tax benefits in the fourth quarter of 1997 for the resulting compensation to the employees equivalent to approximately $0.10 per common share.

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SUMMARY

     The Company reported net income of $4.11 million for the quarter ended September 30, 1997, compared to net income of $3.92 million for the same quarter of 1996. Earnings per share was $0.62 for the third quarter of 1997, compared to $0.61 per share for the third quarter of 1996.

     Net income for the first nine months of 1997 was $11.5 million, compared to $11.2 million for the same period of 1996. Earnings per share were $1.75 and $1.74, respectively.

     Total assets increased $100 million from December 31, 1996 and $149 million from September 30, 1996. The growth since year-end 1996 was due to the Company issuing $25 million of 9.65% Capital Securities (the "Capital Securities") and internal growth. The growth since the second quarter of 1996 was due to an acquisition having total assets aggregating approximately $18 million, the issuance of the Capital Securities and internal growth. Stockholders' equity rose to $121 million, an increase of $8.97 million compared to December 31, 1996 and $14.6 million compared to September 30, 1996.

RESULTS OF OPERATIONS

THIRD QUARTER

     Net interest income increased for the third quarter of 1997 by $564,000, or 4.03%, as compared to the same quarter of 1996, primarily as a result of earning asset growth. Net interest spread was 4.19% for the quarter compared to 4.55% for the third quarter of 1996, while average net earning assets increased $16.6 million. Net interest margin on a taxable equivalent basis was 5.09% for the third quarter, compared to 5.41% for the same quarter of 1996. Both the net interest spread and net interest margin were impacted in 1997 by the issuance of the Capital Securities.

     The Company provided $162,000 for possible loan losses for the quarter, compared to $432,000 for the third quarter of 1996. Net loan charge-offs were $113,000 for the third quarter of 1997, compared to $269,000 for the third quarter of 1996. The net charge-offs in 1997 represent an annualized rate of only 0.06% of total loans, compared to a rate of 0.15% for the same quarter of 1996.

     Noninterest income increased $252,000, or 6.7%, compared to the third quarter of 1996 due to higher service charges on deposits. Noninterest expense increased $1.09 million, or 9.78%, due largely to increased staffing and other costs of expanding the Company's management and operational infrastructure.

     Income tax expense decreased $194,000 compared to the first nine months of 1996. The effective tax rate on income before taxes was 34%, down from 37% in 1996 due to tax benefits from compensation deductions resulting from stock option exercises in the third quarter of 1997.

YEAR-TO-DATE

     For the first nine months of 1997, net interest income increased $3.09 million, or 7.82%, as compared to the same period of 1996, primarily as a result of earning asset growth. Net interest spread was 4.24% for 1997, compared to 4.51% for 1996, while average net earning assets increased $9.49 million. Net interest margin on a taxable equivalent basis was 5.12% for 1997, compared to 5.33% for the first nine months of 1996.

     The Company provided $444,000 for possible loan losses in the first nine months of 1997, compared to $849,000 for the first nine months of 1996. Net loan charge-offs were $387,000 for 1997, compared to $336,000 for 1996, representing annualized rates of only 0.07% and 0.06% of total loans, respectively.

     Noninterest income increased $516,000, or 4.63% compared to the first nine months of 1996 due to service charges on deposits of banks acquired in 1996. Noninterest expense increased $3.94 million, or 12.4%, due to added operating expenses of banks acquired and increased staffing and other costs of expanding the company's management and operational infrastructure.

     Income tax expense decreased $222,000 compared to the first nine months of 1996. The effective tax rate on income before taxes was 36%, down from 38% in 1996 due to tax benefits from compensation deductions resulting from stock option exercises during 1997.

FINANCIAL POSITION

     Total securities increased $13.7 million compared to December 31, 1996 and $15.6 million compared to September 30, 1996, as a net result of securities added by acquisitions and internal growth, and maturities of securities used to fund loan growth. The net unrealized gain on securities available for sale was $1.87 million at the end of the third quarter of 1997, compared to a gain of $1.16 million at December 31 and a loss of $204,000 at September 30, 1996. The average taxable equivalent yield on the securities portfolio for the third quarter increased to 6.4% from 6.35% for the same quarter of 1996.

     Total loans increased $55.6 million from December 31, 1996 and $81.8 million from September 30, 1996, due primarily to internal growth. The allowance for possible loan losses was even with the third quarter of 1996 at $12 million. The allowance as a percentage of total loans was 1.48%, 1.56% and 1.63% at September 30, 1997, December 31, 1996 and September 30, 1996, respectively. The allowance to nonperforming and restructured loans ratios at the same dates were 211.19%, 207.31% and 189.31%, respectively.

     Nonperforming and restructured assets totaled $7.1 million, compared to $7.01 million at year-end 1996 and $7.72 million at September 30, 1996. Although the ratio of nonperforming and restructured assets to total assets is only 0.53%, it is reasonable to expect nonperforming loans and loan losses to rise over several years to historical norms as a result of economic and credit cycles.

     Total deposits increased $66.9 million as compared to December 31, 1996 and $113 million compared to September 30, 1996. The increase reflects an acquisition in October 1996 and internal growth. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 12.1% of total deposits at September 30, 1997.

     Short-term borrowings decreased $2 million from December 31, 1996 and $9.26 million from September 30, 1996. Fluctuations in short-term borrowings are a function of liquidity needs and customer demand for repurchase agreements.

     Long-term borrowings increased $458,000 from year-end 1996, and $5.65 million from the third quarter of 1996 due primarily to a $5 million Federal Home Loan Bank borrowing in December 1996 and smaller additional borrowings during 1997.

     In January 1997, BancFirst Corporation established BFC Capital Trust I (the "Trust"), which issued $25 million of 9.65% Capital Securities (the "Capital Securities") in February 1997. The purpose of the issuance of the Capital Securities was to raise additional regulatory capital to support future growth. Distributions on the Capital Securities are payable January 15 and July 15 through the stated maturity date of January 15, 2027. Such distributions may be deferred for up to ten consecutive semi-annual periods.During any deferral period, or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

     Stockholders' equity rose to $121 million from $112 million at year-end 1996 and $106 million at Sept 30, 1996. These increases were primarily the result of accumulated earnings. Average stockholders' equity to average assets for the quarter was 9.2%, compared to 8.87% for 1996. The Company's regulatory capital ratios increased substantially in the first quarter of 1997 due to the issuance of the Capital Securities, and are well in excess of the regulatory minimums.

                             BANCFIRST CORPORATION
                   SELECTED CONSOLIDATED FINANCIAL STATISTICS
                 (Dollars in thousands, except per share data)


                                                                 Three Months Ended                   Nine Months Ended
PERFORMANCE STATISTICS                                              September 30,                       September 30,
                                                        ----------------------------------    ----------------------------------
                                                             1997               1996               1997               1996
                                                        ----------------    --------------    ---------------    ---------------

Net income per share                                    $           0.62    $         0.61    $          1.75     $         1.74
Cash dividends per share                                            0.10              0.08               0.30               0.24
Return on average assets                                            1.26%             1.32%              1.21%              1.32%
Return on average stockholders' equity                             13.70             14.93              13.41              14.91
Increase/decrease in tangible book
  value per share (annualized)                                     16.57             18.81              15.58               2.39
Efficiency ratio                                                   65.78             62.67              65.86              62.78




BALANCE SHEET AND ASSET QUALITY                                                       September 30,                December 31,
                                                                            ---------------------------------
  STATISTICS                                                                    1997               1996               1996
                                                                            --------------    ---------------    ---------------

Book value per share                                                         $       18.99    $         17.06    $         17.52
Tangible book value per share                                                        16.96              14.71              15.19
Average loans to deposits (year-to-date)                                             71.43%             68.45%             68.81%
Nonperforming and restructured assets to total assets                                 0.53               0.65               0.57
Allowance for possible loan losses to total loans                                     1.48               1.63               1.56
Allowance for possible loan losses to nonperforming
  and restructured loans                                                            211.19             189.31             207.31





CONSOLIDATED AVERAGE BALANCE SHEETS                                          Three Months Ended September 30,
                                                        ------------------------------------------------------------------------
  AND INTEREST MARGIN ANALYSIS                                       1997                                    1996
                                                        ----------------------------------    ----------------------------------
  Taxable Equivalent Basis                                                     Average                               Average
                                                            Average             Yield/            Average            Yield/
                                                            Balance              Rate             Balance             Rate
                                                        ----------------    --------------    ---------------    ---------------

Earning assets:
  Loans                                                 $        807,546              9.65%   $       737,002               9.76%
  Securities                                                     301,279              6.40            278,193               6.35
  Federal funds sold                                              39,406              5.52             23,807               5.51
                                                        ----------------                      ---------------
    Total earning assets                                       1,148,231              8.65          1,039,002               8.75
                                                        ----------------                      ---------------
Nonearning assets:
  Cash and due from banks                                         74,043                               67,970
  Interest recievable and other assets                            82,143                               78,768
  Allowance for possible loan losses                             (11,988)                             (11,934)
                                                        ----------------                      ---------------
    Total nonearning assets                                      144,198                              134,804
                                                        ----------------                      ---------------
    Total assets                                        $      1,292,429                      $     1,173,806
                                                        ================                      ===============
Interest-bearing liabilities:
  Interest-bearing deposits                             $        882,866              4.30%   $       822,622               4.19%
  Short-term borrowings                                            3,937              5.05              1,708               4.66
  Long-term borrowings                                             6,610              6.18              1,486               6.46
  9.65% Capital Securities                                        25,000              9.70                  -                  -
                                                        ----------------                      ---------------
    Total interest-bearing liabilities                           918,413              4.46            825,816               4.20
                                                        ----------------                      ---------------
Interest-free funds:
  Noninterest-bearing deposits                                   247,691                              236,631
  Interest payable and other liabilities                           7,362                                7,301
  Stockholders' equity                                           118,963                              104,058
                                                        ----------------                      ---------------
    Total interest-free funds                                    374,016                              347,990
                                                        ----------------                      ---------------
    Total liabilities and stockholders' equity          $      1,292,429                      $     1,173,806
                                                        ================                      ===============
Net interest spread                                                                   4.19%                                 4.55%
                                                                            ==============                       ===============
Net interest margin                                                                   5.09%                                 5.41%
                                                                            ==============                       ===============

                          PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

EXHIBIT
NUMBER                              EXHIBIT
-------    ---------------------------------------------------------------------

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

 2.4* Purchase and Assumption Agreement between NationsBank, N.A. and BancFirst dated September 26, 1997.

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

27.1*      Financial Data Schedule.

99.1*      BancFirst Corporation Stock Option Repurchase Program.
--------------------------------------------------------------------------------
*Filed herewith

(b) No reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BANCFIRST CORPORATION
                                         (Registrant)



Date November 13, 1997               /s/ Randy P. Foraker
                                     -------------------------------------
                                         (Signature)
                                     Randy P. Foraker
                                     Senior Vice President and Controller;
                                     Assistant Secretary/Treasurer
                                     (Principal Accounting Officer)