Form 10-K
period 1997-12-31
BANCFIRST CORP /OK/
filed 1998-03-30
CIK 760498

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                        COMMISSION FILE NUMBER 0-14384

                             BANCFIRST CORPORATION
                             ---------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        OKLAHOMA                                        73-1221379
        --------                                        ----------
  (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

          101 NORTH BROADWAY, SUITE 200, OKLAHOMA CITY, OKLAHOMA  73102
          -------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (405) 270-1086
                                                           --------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              COMMON STOCK, $1.00
                              PAR VALUE PER SHARE
                              -------------------
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

   THE AGGREGATE VALUE OF THE COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF FEBRUARY 28, 1998 WAS APPROXIMATELY $87,896,000.

   AS OF FEBRUARY 28, 1998, THERE WERE 6,358,929 SHARES OF COMMON STOCK OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   PORTIONS OF THE PROXY STATEMENT FOR THE MAY 28, 1998 ANNUAL MEETING OF STOCKHOLDERS OF REGISTRANT (THE "1998 PROXY STATEMENT") TO BE FILED PURSUANT TO REGULATION 14A ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

                                   FORM 10-K

                             CROSS-REFERENCE INDEX

Item                                PART I                                          Page
----    ---------------------------------------------------------------------------------
  1.      Business                                                                      1
  2.      Properties                                                                    8
  3.      Legal Proceedings                                                             8
  4.      Submission of Matters to a Vote of Security Holders                           8

                                    PART II
        ---------------------------------------------------------------------------
  5.      Market for the Registrant's Common Stock and Related Stockholder Matters      9
  6.      Selected Financial Data                                                       9
  7.      Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                        10

7A.       Quantitative and Qualitative Disclosures About Market Risk                   10
  8.      Financial Statements and Supplementary Data                                  10
  9.      Changes in and Disagreements with Accountants on Accounting and Financial    10
          Disclosure

                                   PART III
        ---------------------------------------------------------------------------
 10.      Directors and Executive Officers of the Registrant                           10
 11.      Executive Compensation                                                       10
 12.      Security Ownership of Certain Beneficial Owners and Management               10
 13.      Certain Relationships and Related Transactions                               11

          PART IV
        ---------------------------------------------------------------------------
 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K              11

Signatures                                                                             13

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

   The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. BancFirst currently has 61 banking locations serving 34 communities across central and eastern Oklahoma.

   The Company's strategy focuses on providing a full range of commercial banking services to retail customers and small to medium-sized businesses both in the non-metropolitan trade centers of Oklahoma and the metropolitan markets of Oklahoma City, Tulsa, Norman, Muskogee and Shawnee. The Company operates as a "super community bank", managing its community banking offices on a decentralized basis, which permits them to be responsive to local customer needs. Underwriting, funding, customer service and pricing decisions are made by Presidents in each market within the Company's strategic parameters. At the same time, the Company generally has a larger lending capacity, broader product line and greater operational efficiencies than its principal competitors in the non-metropolitan market areas (which typically are independently-owned community banks). In the metropolitan markets served by the Company, the Company's strategy is to focus on the needs of local businesses not served effectively by larger institutions.

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

   The Bank provides a wide range of retail and commercial banking services, including: commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individual and corporate customers. The Bank also offers trust services and acts as executor, administrator, trustee, transfer agent and in various other fiduciary capacities. Through Unitech, its operations division, the Bank provides item processing, research and other correspondent banking services to financial institutions and governmental units.

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

   BancFirst has the following subsidiaries: BancFirst Investment Corporation, a small business investment corporation; Citibanc Insurance Agency, Inc., a credit life insurance agency, which in turn owns BancFirst Agency, Inc., a title insurance agency; Lenders Collection Corporation, which is engaged in collection of troubled loans assigned to it by BancFirst; and Express Financial Corporation (formerly National Express Corporation), a money order company. All of these companies are Oklahoma corporations.

   The Company had approximately 849 full-time equivalent employees as of December 31, 1997. Its principal executive offices are located at 101 North Broadway, Suite 200, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

CONTROL OF THE COMPANY

   Affiliates of the Company own beneficially approximately 62.76% of the shares of the Common Stock outstanding. Under Oklahoma law, holders of a majority of the outstanding shares of Common Stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the Affiliates have the ability to control the business and affairs of the Company.

RECENT DEVELOPMENTS

NATIONAL EXPRESS CORPORATION

   In December 1996, the Company's money order subsidiary, National Express Corporation ("National Express"), entered into an agreement for the sale of its business. Under the terms of the agreement, National Express received cash of $600,000 in January 1997, and may receive additional payments of up to $500,000 over a two-year period based upon specified levels of business retained by the purchaser. The business of National Express was transferred to the purchaser in January and February 1997 and the name of the Company was changed to Express Financial Corporation. The sale was accounted for as a disposal of a segment of a business. Consequently, the expected net gain from the disposal will be recognized in the Company's consolidated statement of income when the final proceeds are received. The operations of National Express were not material in relation to the consolidated operations of the Company.

BFC CAPITAL TRUST I

   In January 1997, BancFirst Corporation established Capital Trust I (the "Trust"), a trust formed under the Delaware Business Trust Act. In February 1997, the Trust issued $25 million of aggregate liquidation amount of 9.65% Capital Securities, Series A (the "Capital Securities"). The proceeds from the sale of the Capital Securities were invested in 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the "Debentures") of BancFirst Corporation. The Series A Capital Securities and Debentures were subsequently exchanged for Series B Captial Securities and Debentures, pursuant to a Registration Rights Agreement. The terms of the Series A and Series B Securities are identical in all material respects. Distributions on the Capital Securities are payable January 15 and July 15 of each year. Such distributions may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the Capital Securities is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Capital Securities represent an undivided interest in the Debentures, are guaranteed by BancFirst Corporation, are presented as long-term debt in the Company's consolidated financial statements, but qualify as Tier 1 regulatory capital. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

FIRST ADA BANCSHARES,INC.

   In March 1997, the Company acquired 22.8% of the common stock outstanding of First Ada Bancshares, Inc. of Ada, Oklahoma for cash of $4.95 million. First Ada Bancshares, Inc. has approximately $170 million in total assets. This investment is accounted for under the equity method of accounting.


SUPERVISION AND REGULATION

BANK HOLDING COMPANY REGULATION

   The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. This regulatory framework is intended primarily for the protection of depositors and not for the protection of the Company's stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to the Company or its subsidiaries may have a material effect on the business of the Company.

GENERAL

   As a bank holding company, the Company is subject to regulation and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended ("BHCA"). Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Pursuant to such regulations, the Federal Reserve Board may require the Company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Improvement Act"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits. See "Improvement Act and Related Regulations," below. Under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the Federal Reserve Board's prior approval. In addition, bank holding companies generally may engage, directly or indirectly, only in banking and such other activities as are determined by the Federal Reserve to be closely related to banking. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Federal Reserve Board must consider whether performance of an activity by an affiliate of a bank holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency. The benefits of activity must also outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

CAPITAL ADEQUACY GUIDELINES

   The Federal Reserve Board has adopted capital adequacy guidelines for bank holding companies, to which the Company is subject. These capital requirements establish higher capital standards for banks and bank holding companies that assume greater credit risks. For this purpose, a bank's or holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to such assets or commitments. A bank's or holding company's capital, in turn, is divided into two tiers: core ("Tier 1") capital, which includes common equity, non-cumulative perpetual preferred stock and related surplus (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets and certain other assets; and supplementary ("Tier 2") capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions. The Company, like other bank holding companies, currently is required to maintain Tier 1 and total capital (the sum of Tier 1 and Tier 2 capital) equal to at least 4% and 8% of its total risk-weighted assets, respectively. At December 31,1997, the Company met both requirements. The Federal Reserve Board also requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3%. These ratio requirements are minimums. Any institution operating at or near those levels would be expected by the regulators to have well-diversified risk, including no undue interest rate risk exposures, excellent asset quality, high liquidity, and good earnings and, in general, would have to be considered a strong banking organization. All other organizations and any institutions experiencing or anticipating significant growth are expected to maintain capital ratios at least one to two percent above the minimum levels, and higher capital ratios can be required if warranted by particular circumstances or risk profile. For information regarding the Company's recent historical capital ratios, see "Selected Financial Data."

IMPROVEMENT ACT AND RELATED REGULATIONS

   General. The Improvement Act directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares, and such other standards as the agency deems appropriate.

   Prompt Corrective Action Rule. The Improvement Act, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. The Improvement Act imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, the Improvement Act requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards. The Federal Reserve Board and the FDIC have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards.

   Significantly or critically undercapitalized institutions and undercapitalized institutions that do not submit and comply with capital restoration plans acceptable to the applicable Federal banking regulator are subject to one or more of the following sanctions: (i) forced sale of shares to raise capital, or, where grounds exist for the appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates;
(iii) limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) replacement of directors or senior executive directors; (vi) prohibitions on the receipt of correspondent deposits;
(vii) restrictions on capital distributions by the holding companies of such institutions; (viii) required divestiture of subsidiaries by the institution; or
(ix) other restrictions, as determined by the regulator. In addition, the compensation of executive officers will be frozen at the level in effect when the institution failed to meet the capital standards and may be increased only with the applicable Federal banking regulator's prior written approval. The applicable Federal banking regulator is required to impose a forced sale of shares or merger, restrictions on affiliate transactions and restrictions on rates paid on deposits unless it determines that such actions would not further an institution's capital improvement. In addition to the foregoing, a critically undercapitalized institution would be prohibited from making any payment of principal or interest on subordinated debt without the concurrence of its regulator and the FDIC, beginning 60 days after the institution becomes critically undercapitalized. A critically undercapitalized institution may not, without FDIC approval: (i) enter into material transactions outside of the ordinary course of business; (ii) extend credit on highly leveraged transactions; (iii) amend its charter or bylaws; (iv) make any material change in its accounting methods; (v) engage in any covered transactions with affiliates; (vi) pay excessive compensation or bonus (as defined); or (vii) pay rates on liabilities significantly in excess of market rates.

REGULATORY RESTRICTIONS ON DIVIDENDS

   BancFirst, as a member bank of the Federal Reserve System, may not declare a dividend without the approval of the Federal Reserve Board unless the dividend to be declared by BancFirst does not exceed the total of (i) BancFirst's net profits (as defined and interpreted by regulation) for the current year to date plus (ii) its retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, BancFirst can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts (as defined by regulation). Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under these provisions BancFirst may declare during 1998, without prior regulatory approval, aggregate dividends of $17,178 million, plus net profits earned to the date of such dividend declaration in 1998. State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. See "Capital Adequacy Guidelines," above. Adherence to such standards further limits the ability of banks to pay dividends. The payment of dividends by any subsidiary bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

DEPOSIT INSURANCE

   BancFirst is insured by the FDIC and is required to pay certain fees and premiums to the Bank Insurance Fund ("BIF"). The BIF has implemented a risk-related insurance system for determining premiums to be paid by a bank. Each bank is placed in one of nine risk categories based on its level of capital and supervisory rating with the well-capitalized banks with the highest supervisory rating paying a premium of 0.00% of deposits and the critically undercapitalized banks paying up to 0.27% of deposits. In addition, the Deposit Insurance Fund Act of 1996 implemented an additional assessment on BIF deposits and deposits insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC, the Financing Corporation ("FICO") Quarterly Payment. The FDIC established the FICO assessment rates effective January 1, 1997 at $0.01256 per $100 annually for BIF-assessable deposits and $0.0648 per $100 annually for SAIF-assessable deposits. The FICO assessments do not vary depending upon a depository institution's capitalization or supervisory evaluations.

DEPOSITOR PREFERENCE STATUTE

   Federal legislation has been enacted providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the "liquidation or other resolution" of the institution by any receiver.

STATE REGULATION

   BancFirst is an Oklahoma-chartered state bank. Accordingly, BancFirst's operations are subject to various requirements and restrictions of state law relating to loans, lending limits, interest rates payable on deposits, investments, mergers and acquisitions, borrowings, dividends, capital adequacy, and other matters. Because BancFirst is a member of the Federal Reserve System, Oklahoma law provides that BancFirst must maintain reserves against deposits as required by the Federal Reserve Act. BancFirst is subject to primary supervision, periodic examination and regulation by the Oklahoma State Banking Department and the Federal Reserve Board. The Oklahoma State Bank Commissioner is authorized by statute to accept a Federal Reserve System examination in lieu of a state examination. In practice, the Federal Reserve Board and the Oklahoma State Banking Department alternate examinations of BancFirst. If, as a result of an examination of a bank, the Oklahoma State Banking Department determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the management of the bank is violating or has violated any law or regulation, various remedies, including the remedy of injunction, are available to the Oklahoma State Banking Department. Oklahoma also permits the acquisition of an unlimited number of wholly-owned bank subsidiaries so long as aggregate deposits at the time of acquisition in a multi-bank holding company do not exceed 15% of all deposits in Oklahoma financial institutions insured by the federal government, exclusive of credit union deposits. Oklahoma also permits out-of-state bank holding companies to acquire banks and bank holding companies located in the state and, subject to certain limitations, make additional acquisitions within the state. During the last few years the Oklahoma banking industry has been consolidated into fewer but larger banks. During 1997, two "super-regional" holding companies completed acquisitions of the second and third largest banks in Oklahoma. The consolidation over the past several years has brought about a highly competitive environment, in which many customers have access to national and regional financial institutions for many products and services. On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") was signed into law. In summary, commencing one year after passage, qualifying bank holding companies were permitted to acquire banks in any state. As of June 1, 1997, qualifying banks were able to engage in interstate branching by merging banks in different states. States "opt-out" of interstate branching by enacting specific legislation prior to June 1, 1997, in which case out-of-state banks would generally not be able to branch into that state, and banks headquartered in that state would not be permitted to branch into other states. The law imposes a 10% nationwide deposit cap and a 30% state deposit cap; however, the states' authority is preserved to impose a lower, nondiscriminatory deposit cap. Oklahoma elected to "opt-in" to interstate branching effective May 1997 and established a 12.25% deposit cap which was subsequently increased to 15%. It is anticipated that the total number of Oklahoma banks may decrease and national and regional bank presence in the state may increase. Over the near-term, these changes are expected to increase competition with a greater number of products and services available to Oklahoma customers. Over the long-term, the number of competitors could decrease, depending on the extent of consolidations nationwide, but competition could continue to increase as a result of the remaining institutions needing to be stronger, more innovative and more aggressive to retain a significant presence in a consolidated environment. Additional legislation, judicial and administrative decisions also may affect the ability of banks to compete with each other as well as with other businesses. These statutes and decisions may tend to make the operations of various financial institutions more similar and increase competition among banks and other financial institutions or limit the ability of banks to compete with other businesses. Management currently cannot predict whether and, if so, when any such changes might occur or the impact any such changes would have upon the income or operations of the Company or its subsidiaries, or upon the Oklahoma regional banking environment.

   Subject to the foregoing, the branching rights of all banks located in Oklahoma are limited by the Oklahoma Banking Code. A bank may establish and maintain up to two de novo branches which may be located (i) within the same city as the main bank, or (ii) within 25 miles of the main bank if located in a city or town which has no main office of a state or national bank. In addition, a bank located in Oklahoma may form branches anywhere in Oklahoma by acquiring an unlimited number of other Oklahoma banks, savings and loan associations or their branches, provided that such acquisitions will not result in the acquiring bank's direct or indirect ownership or control of more than 15%of the aggregate deposits of all insured financial institutions located in Oklahoma. A bank located in Oklahoma may also establish three de novo off-premises limited-purposes facilities (generally referred to as "drive-ins"), one of which must be located within not more than 1,000 feet of the bank's main office, the second to be located within three miles of the bank's main office, and the third which may be located anywhere within the municipal limits of where the main bank building is located. All branch banks of an out-of-state bank shall be regulated by the Oklahoma Banking Department as if the branch banks comprised an Oklahoma bank and the branch banks shall comply with applicable Oklahoma laws and rules in the conduct of their business within the state.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

   There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

   BancFirst Common Stock is listed on the Nasdaq National Market System ("NASDAQ/NMS") and is traded under the symbol "BANF". The following table sets forth, for the periods indicated, (i) the high and low sales prices of BancFirst Common Stock as reported in the NASDAQ/NMS consolidated transaction reporting system and (ii) the quarterly dividends declared on BancFirst Common Stock.

                      Price Range
                ----------------------
                                       Cash
                                     Dividends
                   High      Low     Declared
                ------------------------------
1997
First Quarter     $32 1/2  $27 1/16      $0.10
Second Quarter    $33 1/2  $27 1/2       $0.10
Third Quarter     $33 3/4  $29 1/4       $0.10
Fourth Quarter    $34 1/4  $31 9/16      $0.12

1996
First Quarter     $21 3/4  $     19      $0.08
Second Quarter    $21 3/4  $ 20 5/8      $0.08
Third Quarter     $25 3/4  $ 20 1/2      $0.08
Fourth Quarter    $27 1/2  $ 24 1/2      $0.10

   As of February 28, 1998, there were approximately 350 holders of record of the Common Stock.

   Future dividend payments will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate.

   BancFirst Corporation is a legal entity separate and distinct from the Bank, and its ability to pay dividends is substantially dependent upon dividend payments received from the Bank. Various laws, regulations and regulatory policies limit the Bank's ability to pay dividends to BancFirst Corporation, as well as BancFirst Corporation's ability to pay dividends to its shareholders. See "Liquidity and Funding" and "Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Description of Business - Supervision and Regulation" and Note 15 of the Notes to Consolidated Financial Statements for further information regarding limitations on the payment of dividends by BancFirst Corporation and the Bank.

ITEM 6.  SELECTED FINANCIAL DATA.

   Incorporated by reference from "Selected Consolidated Financial Data" contained on page A-2 of the attached Appendix.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Incorporated by reference from "Financial Review" contained on pages A-3 through A-15 of the attached Appendix.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Incorporated by reference from "Financial Review - Market Risk" contained on page A-15 of the attached Appendix.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-16 through A-46 of the attached Appendix, and include the following:
   a.  Reports of Independent Accountants
   b.  Consolidated Balance Sheet
   c.  Consolidated Statement of Income
   d.  Consolidated Statement of Stockholders' Equity
   e.  Consolidated Statement of Cash Flows
   f.  Notes to Consolidated Financial Statements

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by Item 401 of Regulation S-K will be contained in the 1998 Proxy Statement under the caption "Election of Directors" and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 1998 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

   The information required by Item 402 of Regulation S-K will be contained in the 1998 Proxy Statement under the caption "Compensation of Directors and Executive Officers" and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information required by Item 403 of Regulation S-K will be contained in the 1998 Proxy Statement under the caption "Stock Ownership" and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by Item 404 of Regulation S-K will be contained in the 1998 Proxy Statement under the caption "Transactions with Management" and is hereby incorporated by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     (1) Financial Statements:

         Reports of Independent Accountants

         Consolidated Balance Sheet at December 31, 1997 and 1996

         Consolidated Statement of Income for the three years ended December 31, 1997

         Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1997

         Consolidated Statement of Cash Flows for the three years ended December 31, 1997

         Notes to Consolidated Financial Statements

         The above financial statements are incorporated by reference from pages A-16 through A-46 of the attached Appendix.

     (2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Exhibit
Number                              Exhibit
------  ------------------------------------------------------------------

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

 2.4 Purchase and Assumption Agreement between NationsBank, N.A. and BancFirst dated September 26, 1997 (filed as Exhibit 2.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

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

22.1*  Subsidiaries of Registrant.

27.1*  Financial Data Schedule for the year ended December 31, 1997.

27.2*  Financial Data Schedule for the quarter ended September 30, 1997.

27.3*  Financial Data Schedule for the quarter ended June 30, 1997.

27.4*  Financial Data Schedule for the quarter ended March 31, 1997.

27.5*  Financial Data Schedule for the year ended December 31, 1996.

27.6*  Financial Data Schedule for the quarter ended September 30, 1996.

27.7*  Financial Data Schedule for the quarter ended June 30, 1996.

27.8*  Financial Data Schedule for the quarter ended March 31, 1996.

27.9*  Financial Data Schedule for the year ended December 31, 1995.

-------------------------------------------
   *   Filed herewith.

(b) No reports on Form 8-K have been filed by the Company during the fourth quarter of the year ended December 31, 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 March 30, 1998                   BANCFIRST CORPORATION
                                           (Registrant)



                                  /s/ David E. Rainbolt
                                  ---------------------
                                  David E. Rainbolt
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.



/s/ H.E. Rainbolt                       /s/David E. Rainbolt
--------------------------------        --------------------------------
H. E. Rainbolt                          David E. Rainbolt
Chairman of the Board                   President, Chief Executive
(Principal Executive Officer)           Officer and Director
                                        (Principal Executive Officer)


/s/ K. Gordon Greer                     /s/ Robert A. Gregory
--------------------------------        --------------------------------
K. Gordon Greer                         Robert A. Gregory
Vice Chairman of the Board              Vice Chairman of the Board
(Principal Executive Officer)           (Principal Executive Officer)



--------------------------------        --------------------------------
John T. Hannah                          J. R. Hutchens, Jr.
Director                                Director



/s/ J. Ralph McCalmont
--------------------------------        --------------------------------
J. Ralph McCalmont                      Melvin Moran
Vice Chairman of the Board              Director
(Principal Executive Officer)



/s/ Joe T. Shockley, Jr.
--------------------------------        --------------------------------
Joe T. Shockley, Jr.                    William O. Johnstone
Executive Vice President                Vice Chairman of the Board
Chief Financial Officer                 (Principal Executive Officer)
and Director
(Principal Financial Officer)


/s/ Randy P. Foraker
--------------------------------
Randy P. Foraker
Senior Vice President,
Controller and Treasurer
(Principal Accounting Officer)

                                   APPENDEX A

                             BANCFIRST CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA



                                                     Pages
                                                -------------
Selected Consolidated Financial Data              A-2
Financial Review                                  A-3 - A-15
Reports of Independent Accountants                A-16
Consolidated Balance Sheet                        A-17
Consolidated Statement of Income                  A-18
Consolidated Statement of Stockholders' Equity    A-19
Consolidated Statement of Cash Flows              A-20
Notes to Consolidated Financial Statements        A-21 - A-46

                     SELECTED CONSOLIDATED FINANCIAL DATA
                 (Dollars in thousands, except per share data)

                                                                    AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------------
                                                              1997          1996          1995         1994        1993
                                                           ----------    ----------    ----------    --------    --------
INCOME STATEMENT DATA:
 Net interest income                                       $   57,699    $   53,784    $   43,689    $ 38,936    $ 32,971
 Provision for possible loan losses                               982           994           855         380         251
 Noninterest income                                            15,821        14,999        12,500      11,218      10,547
 Noninterest expense                                           48,537        43,270        34,932      31,631      29,151
 Income before extraordinary items                             15,749        15,088        12,839      11,597      10,154
 Net income                                                    15,749        15,088        12,839      11,597      11,472
 Accumulated preferred dividends                                   --            --            --         (55)       (386)
 Net income applicable to common stockholders                  15,749        15,088        12,839      11,542      11,086
BALANCE SHEET DATA:
 Total assets                                              $1,345,789    $1,235,711    $1,048,338    $872,915    $823,234
 Total loans (net of unearned interest)                       857,896       763,559       625,162     522,314     466,356
 Allowance for possible loan losses                            12,284        11,945        10,646       9,729       9,027
 Securities                                                   310,343       283,857       263,113     223,044     231,546
 Deposits                                                   1,175,110     1,105,453       923,169     784,851     736,686
 Long-term borrowings                                           7,051         6,636           918          --          --
 9.65% Capital Securities                                      25,000            --            --          --          --
 10% Preferred Stock                                               --            --            --          --       3,898
 Common stockholders' equity                                  122,934       112,096        98,343      81,961      76,052
PER COMMON SHARE DATA:
 Income before extraordinary items - basic                 $     2.48    $     2.41    $     2.07    $   1.86    $   1.77
 Net income - basic                                              2.48          2.41          2.07        1.86        2.01
 Income before extraordinary items - diluted                     2.41          2.32          2.01        1.80        1.71
 Net income - diluted                                            2.41          2.32          2.01        1.80        1.94
 Cash dividends                                                  0.42          0.34          0.29        0.25        0.21
 Book value                                                     19.37         17.52         15.80       13.21       12.27
 Tangible book value                                            17.40         15.19         14.50       11.93       11.02
SELECTED FINANCIAL RATIOS:
 Performance ratios:
 Return on average assets                                        1.23%         1.31%         1.33%       1.34%       1.54%
 Return on average stockholders' equity                         13.51         14.68         14.13       14.36       17.03
 Cash dividend payout ratio                                     16.94         14.11         14.01       13.44       10.45
 Net interest spread                                             4.25          4.51          4.34        4.56        4.54
 Net interest margin                                             5.13          5.35          5.20        5.20        5.14
 Efficiency ratio                                               66.02         62.91         62.17       63.07       66.99
 Balance Sheet Ratios:
 Average loans to deposits                                      71.47%        68.81%        67.02%      63.39%      61.82%
 Average earning assets to total assets                         88.85         88.27         88.31       88.05       88.47
 Asset Quality Ratios:
 Nonperforming and restructured loans to total loans             0.58%         0.75%         0.79%       0.71%       1.00%
 Nonperforming and restructured assets to total assets           0.45          0.57          0.55        0.70        1.08
 Allowance for possible loan losses to total loans               1.43          1.56          1.70        1.86        1.94
 Allowance for possible loan losses to nonperforming
 and restructured loans                                        248.01        207.31        216.73      261.53      193.21
 Net chargeoffs to average loans                                 0.08          0.09          0.08        0.00        0.06
 Capital Ratios:
 Average stockholders' equity to average assets                  9.11%         8.93%         9.43%       9.34%       9.06%
 Leverage ratio                                                 10.04          7.90          8.55        9.08        9.06
 Tier 1 risk-based capital ratio                                15.72         12.98         14.76       15.41       16.57
 Total risk-based capital ratio                                 16.97         14.23         16.02       16.67       17.83

                                FINANCIAL REVIEW

     The following discussion is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 1997 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Selected Consolidated Financial Data included herein.

SUMMARY

     In 1997, BancFirst Corporation posted its seventh consecutive year of record earnings while also enhancing its resources and operational infrastructure. Additional personnel were added in key areas and investments in technology were made to prepare the Company to take advantage of growth opportunities. The Company raised additional regulatory capital through the issuance of $25 million of trust preferred securities. Agreements were executed for acquisitions to be completed in 1998 which will add ten new banking locations and approximately $225 million in assets.

     Net income for 1997, was $15.8 million, up from $15.1 million for 1996 and $12.8 million for 1995. The corresponding basic earnings per share were $2.48 for 1997, $2.41 for 1996 and $2.07 for 1995.

     Total assets increased $110 million, to $1.35 billion, as a result of internal growth. Total loans increased $94 million, representing internal growth of over 12%. Total deposits increased $70 million, or 6.3%. Average loans to deposits rose to 71.47% from 68.81% Stockholders' equity increased $10.8 million while average stockholders' equity to average assets increased to 9.11%, from 8.93% for 1996.

     Asset quality remained high in 1997 with nonperforming and restructured assets to total assets of 0.45%, compared to 0.57% for 1996. The allowance for possible loan losses to nonperforming and restructured loans was 248.01% at year-end 1997 and 207.31% at the end of 1996.

     In January 1997, BancFirst Corporation established BFC Capital Trust I which issued $25 million of 9.65% Capital Securities (the "Capital Securities") in February 1997. The Capital Securities are included in regulatory capital and the proceeds were used for acquisitions, purchases of the Company's common stock and for general corporate purposes.

     In March 1997, the Company acquired 22.8% of the common stock outstanding of First Ada Bancshares, Inc. for cash of $4.95 million. First Ada Bancshares, Inc. has approximately $170 million in total assets.

     In September 1997, BancFirst entered into agreements to purchase 13 branches from NationsBank, N.A. and concurrently sell three of the branches to another Oklahoma financial institution. The purchase and sale were completed in March 1998 and resulted in BancFirst purchasing loans and other assets of approximately $33 million, assuming deposits of approximately $135 million and paying a premium on deposits of approximately $9 million.

     In December 1997, the Company entered into an agreement to acquire Lawton Security Bancshares, Inc., which has approximately $90 million in total assets. The acquisition is expected to be completed in the second quarter of 1998 and will be effected through the exchange of 414,794 shares of BancFirst Corporation common stock for all of the Lawton Security Bancshares, Inc. common stock outstanding.


RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income, which is the Company's principal source of operating revenue, increased 7.28% in 1997 to $57.7 million, after increasing 23.1% in 1996 and 12.2% in 1995. The net interest margin on a taxable equivalent basis for 1997 was 5.13%, down from 5.35% for 1996 and 5.20% for 1994. The Company's net interest margin has benefited in recent years from generally stable interest rates combined with relatively strong loan demand. The margin in 1997 was affected by a flatter yield curve and the added cost of the Capital Securities. It is therefore reasonable to expect that the Company's relatively high net interest margin may decline to more historical levels in the absence of strong loan demand or in a different interest rate environment.

        CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
                Taxable Equivalent Basis (Dollars in thousands)


                                   DECEMBER 31, 1997                   DECEMBER 31, 1996                 DECEMBER 31, 1995
                          ------------------------------------   -------------------------------  -------------------------------
                                          INTEREST     AVERAGE                INTEREST   AVERAGE               INTEREST   AVERAGE
ASSETS                      AVERAGE       INCOME/      YIELD/      AVERAGE    INCOME/    YIELD/    AVERAGE      INCOME/    YIELD/
                            BALANCE       EXPENSE      RATE        BALANCE    EXPENSE     RATE     BALANCE      EXPENSE     RATE
                          -----------   ----------    --------   ----------  ---------  --------  ----------  ---------  --------
Earning Assets:
Loans (1)                  $  800,086      $77,259        9.66%  $  710,115    $69,342      9.76%   $577,887    $58,199     10.07%
Investments - taxable         287,555       18,298        6.36      265,488     16,546      6.23     233,777     13,937      5.96
Investments - tax exempt       12,668        1,036        8.18       11,042        937      8.49      11,059        945      8.55
Federal funds sold             36,310        1,988        5.47       29,287      1,572      5.37      28,515      1,673      5.87
                           ----------    ---------               ----------  ---------            ----------  ---------
Total earning assets        1,136,619       98,581        8.67    1,015,932     88,397      8.70     851,238     74,754      8.78
                           ----------     --------               ----------  ---------            ----------  ---------
Nonearning assets:
Cash and due from banks        76,141                                73,111                           67,348
Interest receivable and        78,510                                73,542                           55,543
 other assets
Allowance for possible
 loan losses                  (11,978)                              (11,598)                         (10,162)
                           ----------                            ----------                        ---------
Total nonearning assets       142,673                               135,055                          112,729
                           ----------                            ----------                        ---------
 Total assets              $1,279,292                            $1,150,987                         $963,967
                           ==========                            ==========                        =========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing
 liabilities:
Transaction deposits       $   20,649          545        2.64%  $  111,633      3,052      2.73%   $179,435      5,882      3.28%
Savings deposits              384,726       11,550        3.00      275,868      8,582      3.11     154,482      5,848      3.79
Time deposits                 470,828       25,266        5.37      416,253     21,958      5.28     346,807     18,435      5.32
Short-term borrowings           5,242          307        5.86        6,298        364      5.78       4,403        253      5.75
Line of credit                     --           --          --           --         --        --          --         16        NM
Long-term borrowings            6,720          409        6.08        1,560        103      6.60         216         14      6.48
  9.65% Capital Securities     22,683        2,214        9.76           --         --        --          --         --        --
                           ----------     --------               ----------    -------              --------    -------
Total interest-bearing
 liabilities                  910,848       40,291        4.42      811,612     34,059      4.20     685,343     30,448      4.44
                           ----------     --------               ----------    -------              --------    -------
Interest-free funds:
Demand deposits               243,213                               228,291                          181,495
Interest payable and other      8,684                                 8,278                            6,259
 liabilities
Stockholders' equity          116,547                               102,806                           90,870
                           ----------                            ----------                        ---------
Total interest-free funds     368,444                               339,375                          278,624
                           ----------                            ----------                        ---------
 Total liabilities and
  stockholders' equity     $1,279,292                            $1,150,987                         $963,967
                           ==========                            ==========                        =========
Net interest income                        $58,290                             $54,338                          $44,306
                                          ========                             =======                          =======
Net interest spread                                       4.25%                             4.51                             4.34%
                                                        ======                           =======                         ========
Net interest margin                                       5.13%                             5.35                             5.20%
                                                        ======                           =======                         ========

(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis .

 NM -- Not Meaningful.

   Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the change in net interest income. The substantial increases in net interest income in recent years have been due to volume changes rather than changes in interest rates. The Volume/Rate Analysis summarizes the relative contribution of each of these components to the increases in net interest income in 1997 and 1996. The increase in net interest income in 1997 can be attributed to the increase in loan volume and an increase in net earning assets. Average loans rose 12.7%. At the same time, average net earning assets increased to $226 million from $204 million for 1996. In 1996, average loans increased 22.9% and average net earning assets increased to $204 million from $166 million for 1995.

                                  CHANGE IN 1997                      CHANGE IN 1996
                            -----------------------------    -------------------------------
                                      DUE TO                               DUE TO
                                      VOLUME      DUE TO                   VOLUME     DUE TO
                             TOTAL       (1)       RATE       TOTAL         (1)       RATE
                            -------   -------    --------    --------    --------   --------
INCREASE (DECREASE) IN:                          (Dollars in thousands)
INTEREST INCOME:
 Loans                      $ 7,918   $ 9,002    $ (1,084)   $ 11,145    $ 13,245   $ (2,100)
 Securities--taxable          1,756     1,281         475       2,609       2,112        497
 Securities--tax-exempt          99       138         (39)         (8)         (2)        (6)
 Federal funds sold             416       377          39        (101)         45       (146)
                            -------  --------    --------    --------    --------   --------
  Total interest income      10,189    10,798        (609)     13,645      15,400     (1,755)
                            -------  --------    --------    --------    --------   --------
INTEREST EXPENSE:
 Transaction deposits        (2,507)   (2,483)        (24)     (2,831)     (2,235)      (596)
 Savings deposits             2,968     2,890          78       2,734       4,368     (1,634)
 Time deposits                3,309     2,890         419       3,523       3,763       (240)
 Short-term borrowings          (57)      (83)         26          95         112        (17)
 Long-term borrowings           306       341         (35)         89          87          2
 9.65% Capital Securities     2,214        --       2,214          --          --         --
                            -------  --------    --------    --------    --------   --------
  Total interest expense      6,233     3,555       2,678       3,610       6,095     (2,485)
                            -----------------    --------    --------    --------   --------
Net interest income         $ 3,956   $ 7,243    $ (3,287)   $ 10,035    $  9,305   $    730
                            =======   =======    ========    ========    ========   ========

(1) The change in interest due to change in mix has been allocated in total to volume changes.

   Interest rate sensitivity analysis measures the sensitivity of the Company's net interest margin to changes in interest rates by analyzing the repricing relationship between its earning assets and interest-bearing liabilities. This analysis is limited by the fact that it presents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, and does not take into account the sensitivity of yields and rates of specific assets and liabilities to changes in market rates. In 1997, Management continued its strategy of creating manageable negative interest sensitivity gaps. This approach takes advantage of the Company's stable core deposit base and the relatively short maturity and repricing frequency of its loan portfolio, as well as the historical existence of a positive yield curve, which enhances the net interest margin over the long term. Although interest rate risk is increased on a controlled basis by this position, it is somewhat mitigated by the Company's high level of liquidity.

   The Analysis of Interest Rate Sensitivity presents the Company's earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 1997. At this date, interest-bearing liabilities exceeded earning assets by $184 million in the three month interval. This negative gap position assumes that the Company's core savings and transaction deposits are immediately rate sensitive and reflects Management's perception that the yield curve will be positive over the long term. In 1991 through 1993 the yield curve became steeper as short-term interest rates decreased significantly. This condition resulted in higher net interest margins for the Company. In 1994 and 1995, the yield curve flattened as short-term interest rates rose. The curve remained relatively stable in 1996, but flattened again in 1997 as long-term interest rates declined. When the yield curve flattens, the Company's net interest margin would be expected to decline, unless the Company adjusts its interest sensitivity gap position, or employs other strategies to control the rise in rates on interest-bearing liabilities or to increase the yield on earning assets. In recent years, the Company's loan growth and increases in noninterest-bearing funding sources have resulted in lower negative gaps in the zero to 12 months range. This has largely offset the effects of the flatter yield curve. In 1997, however, the cumulative 12 months negative gap increased to 16.87%, from 14.06% at December 31, 1996, as much of the growth in earning assets was in the 1 to 5 years range.

                                                 INTEREST RATE            NONINTEREST RATE
                                                   SENSITIVE                 SENSITIVE
                                            -----------------------    ---------------------
                                              0 TO 3       4 TO 12       1 TO 5      OVER 5
                                              MONTHS       MONTHS        YEARS       YEARS         TOTAL
                                            ----------   ----------    ---------   ---------     ----------
                                                                       (Dollars in thousands)
EARNING ASSETS:
 Loans                                      $ 344,898    $ 173,846      $252,751   $  86,401     $  857,896
 Federal funds sold                            40,600           --            --          --         40,600
 Securities                                    22,968       54,152       213,878      19,345        310,343
                                            ---------    ---------      --------   ---------     ----------
    Total                                   $ 408,466    $ 227,998      $466,629   $ 105,746     $1,208,839
                                            =========    =========      ========   =========     ==========
FUNDING SOURCES:
 Noninterest-bearing demand deposits (1)    $      --    $      --      $     --   $ 141,817     $  141,817
 Savings and transaction deposits             419,651           --            --          --        419,651
 Time deposits of $100 or more                 54,455       62,982        21,004          --        138,441
 Time deposits under $100                     112,544      179,548        55,837          --        347,929
 Short-term borrowings                          6,016           --            --          --          6,016
 Long-term borrowings                              26        5,168           777       1,080          7,051
 9.65% Capital Securities                          --           --            --      25,000         25,000
 Stockholders' equity                              --           --            --     122,934        122,934
                                            ---------    ---------      --------   ---------     ----------
    Total                                   $ 592,692    $ 247,698      $ 77,618   $ 290,831     $1,208,839
                                            =========    =========      ========   =========     ==========
Interest sensitivity gap                    $(184,226)   $ (19,700)     $389,011   $(185,085)
Cumulative gap                              $(184,226)   $(203,926)     $185,085   $      --
Cumulative gap as a percentage
 of total earning assets                       (15.24)%     (16.87)%       15.31%         --%


(1) Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders' equity.

PROVISION FOR POSSIBLE LOAN LOSSES

   The provision for possible loan losses was $982,000 for 1997 compared to $994,000 for 1996, and $855,000 for 1995. These relatively low levels of provisions reflect the Company's strong asset quality. The amounts provided for the last three years are primarily due to loan growth, as the Company establishes a 1% allowance for possible losses on non-classified loans. Net loan charge-offs were $643,000 for 1997, compared to $654,000 for 1996 and $452,000 for 1995. The net charge-offs for 1997 and 1996 were equivalent to only 0.08% and 0.09% of average loans, respectively. A more detailed discussion of the allowance for possible loan losses is provided under "Loans."


NONINTEREST INCOME

   Noninterest income increased in 1997 by $822,000, or 5.48%, compared to an increase of $2.50 million, or 20% in 1996 and $1.28 million, or 11.4%, in 1995. Noninterest income has become an increasingly important source of revenue. The Company's fee income has increased each year since 1987 due to improved pricing strategies, enhanced product lines and bank acquisitions. New products and strategies are being implemented which are expected to produce continued growth in noninterest income.

   Service charges on deposits increased $1.18 million, or 13.2%, compared to increases of 14% and 2.98% in 1996 and 1995, respectively. In 1997, the Company implemented strategies to improve the charging and collection of various service charges. The growth in 1996 was primarily due to acquisitions. Other noninterest income decreased $173,000, or 3%, in 1997, after increases of 29.2%, in 1996, and 26.5% in 1995. The primary causes of the increases in the prior two years were increased fees from mortgage origination, gains on sales of mortgage loans and fees from money order sales.

   Net gains on securities transactions were $1,000 in 1997, compared to $188,000 in 1996, and $111,000 in 1995. The Company's practice is to hold its securities to maturity and it does not engage in trading activities. The small gains from securities transactions have primarily been from securities that have been called or from disposing of securities acquired in mergers which had a higher than acceptable level of risk. A more detailed discussion of securities is provided under "Securities."

NONINTEREST EXPENSE

   Total noninterest expense increased in 1997 by 12.2% to $48.5 million, compared to increases of 23.9% for 1996 and 10.4% for 1995. Salaries and employee benefits have increased over the past three years due to acquisitions, higher salary levels, additional staff for new product lines and increased loan demand. Occupancy and fixed asset expense, depreciation, amortization and data processing services all increased due to acquisitions. Data processing services decreased in 1995 from the renegotiation of the data processing contract. Net expense from other real estate owned of $242,000 was recognized for 1997, compared to $35,000 and $89,000 for 1996 and 1995. These amounts are reflective of the Company's efforts to reduce nonperforming assets. The increase in 1997 was due to lower gains on sales of other real estate owned.

INCOME TAXES

   Income tax expense decreased to $8.25 million from $9.43 million for 1996. The primary reasons for the difference between the Company's effective tax rate and the federal statutory rate are nondeductible amortization and state tax expense. Prior to 1993, the Company had net operating loss carryforwards for financial and tax reporting purposes. The Company utilized substantial portions of these net operating loss carryforwards in 1993 and 1994. The remaining carryforwards are limited as to the amounts which may be utilized each year.

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


FINANCIAL POSITION

CASH AND FEDERAL FUNDS SOLD

   Cash consists of cash and cash items on hand, deposits and other amounts due from other banks, and reserves deposited with the Federal Reserve Bank. Federal funds sold consists of overnight investments of excess funds with other financial institutions. The amount of cash and federal funds sold carried by the Company is a function of the availability of funds presented to other institutions for clearing, the Company's requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and federal funds sold decreased $11.3 million, or 9.3% compared to December 31, 1996. In 1996, cash and federal funds sold increased $6.23 million, or 5.4%, as compared to year-end 1995. However, based on average balances the increases for 1997 and 1996 were 9.82% and 6.8%, respectively. The year-end balances of cash and federal funds sold are affected by funds temporarily deposited or withdrawn by certain customers of the bank over year end. Consequently, comparisons of year-end balances of cash and federal funds sold are not necessarily reflective of the overall trend.

SECURITIES

   During 1997, total securities increased $26.5 million, or 9.33%, compared to an increase of $20.7 million, or 7.88%, in 1996. The increase in 1997 was in line with the internal growth of the Company, while the increase in 1996 was primarily due to acquisitions.

   Securities available for sale represented 87.7% of the total securities portfolio at year-end 1997, compared to 88.3% and 84% at year-end 1996 and 1995, respectively. These levels reflect the Company's strategy of maintaining a very liquid portfolio. Securities available for sale had a net unrealized gain of $2.41 million at year-end 1997, compared to $1.16 million the preceding year. These gains are included, net of tax, in the Company's stockholders' equity as $1.55 million and $736,000, respectively.

                                                       DECEMBER 31,
                                             -------------------------------
                                               1997        1996       1995
                                             --------    --------   --------
                                                (Dollars in thousands)
HELD FOR INVESTMENT
U. S. Treasury and other federal agencies    $ 19,507    $ 22,560   $ 30,352
States and political subdivisions              18,475      10,654     10,478
Other securities                                   53          75      1,175
                                             --------    --------   --------
   Total                                     $ 38,035    $ 33,289   $ 42,005
                                             ========    ========   ========
Estimated market value                       $ 38,705    $ 33,653   $ 42,577
                                             ========    ========   ========
AVAILABLE FOR SALE
U. S. Treasury and other federal agencies    $263,315    $242,233   $216,431
States and political subdivisions               1,147       1,284        657
Other securities                                7,846       7,051      4,020
                                             --------    --------   --------
    Total                                    $272,308    $250,568   $221,108
                                             ========    ========   ========


   The Maturity Distribution of Securities summarizes the maturity and weighted average taxable equivalent yields of the securities portfolios at December 31, 1997. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio has been shortened significantly in recent years. The percentage of securities maturing within five years increased to 86.45% in 1997 from 85.24% in 1996.


                                                 AFTER ONE YEAR     AFTER FIVE YEARS
                                                       BUT                 BUT
                             WITHIN  ONE YEAR   WITHIN FIVE YEARS   WITHIN TEN YEARS     AFTER FIVE YEARS        TOTAL
                            -----------------   -----------------   -----------------   -----------------   ------------------
                             AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD      AMOUNT    YIELD     AMOUNT    YIELD
                            --------  -------   --------  -------   --------  -------    --------  -------   --------  -------
HELD FOR INVESTMENT                                         (Dollars in thousands)
U. S. Treasury and other
 federal agencies           $ 6,273     6.18%   $  4,553     7.67%   $ 5,674    6.74%     $ 3,007    6.70%   $ 19,507    6.77%

State and political
 subdivisions                 1,573     8.47       8,483     7.37      4,026    8.07        4,393    7.27      18,475    7.59

Other securities                 --       --          --       --         53    6.26           --      --          53    6.26
                            -------             --------             -------              -------
Total                       $ 7,846     6.64    $ 13,036     7.47    $ 9,753    7.29      $ 7,400    6.80    $ 38,035    7.17
                            =======             ========             =======              =======            ========
Percentage of total           20.63%               34.27%              25.64%               19.46%             100.00%
                            =======             ========             =======              =======            ========
AVAILABLE FOR SALE
U. S. Treasury and other
 federal agencies           $46,557     6.17%   $200,161     6.34%   $ 8,241    6.71%     $ 8,356    7.22%   $263,315    6.35%

State and political
 subdivisions                   552     6.06         140     6.44        207    7.33          248    8.17       1,147    6.79

Other securities                 --       --          --       --         --      --        7,846    5.88       7,846    5.88
                            -------             --------             -------              -------            --------
Total                       $47,109     6.17    $200,301     6.34    $ 8,448    6.73      $16,450    6.60    $272,308    6.34
                            =======             ========             =======              =======            ========
Percentage of total           17.30%              73.56%               3.10%                6.04%              100.00%
                            =======             ========             =======              =======            ========
Total securities            $54,955     6.24    $213,337     6.41    $18,201    7.03      $23,850    6.47    $310,343    6.44
                            =======             ========             =======              =======            ========
Percentage of total           17.71%               68.74%               5.86%                7.69%             100.00%
                            =======             ========             =======             ========            ========

LOANS

   The Company has generated significant loan growth over the past eight years from both acquisitions and internal originations. Total loans increased $94.3 million, or 12.4%, in 1997, and $138 million, or 22.1%, in 1996. The increase in 1997 was all due to internal growth, while internal loan growth added $57.6 million to total loans in 1996. This growth is being generated primarily in the Oklahoma City and Tulsa metropolitan markets and by specialized lending activities such as guaranteed student loans, SBA guaranteed loans and residential mortgage loans.

   Composition

   The Company's loan portfolio is diversified among various types of commercial and individual borrowers. Commercial loans are comprised principally of loans to companies in light manufacturing, retail and service industries. Construction and development loans totaled only $46.7 million, or 5.44% of total loans as of the end of 1997, and oil and gas production loans totaled only $11.5 million, or 1.34% of total loans. Real estate loans are relatively evenly divided between mortgages on personal residences and loans secured by commercial and other types of properties. Installment loans are comprised mostly of loans to individuals for the purchase of vehicles and student loans. Loans secured by real estate have always been a large proportion of the Company's loan portfolio. In 1997, this percentage was 53.3% compared to 52.6% for 1996. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and close monitoring of the values of individual properties.

   The majority of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, approximately 67.6% of the commercial real estate and other commercial loans had adjustable interest rates at year-end 1997. The short maturities and adjustable interest rates on these loans allow the Company to maintain the majority of its loan portfolio near market interest rates.

                                                                      DECEMBER 31,
                       ---------------------------------------------------------------------------------------------------
                                1997                1996                 1995               1994              1993
                       --------------------  ------------------  ------------------  ------------------  -----------------
                                     % OF                % OF                % OF                % OF                % OF
                          AMOUNT     TOTAL    AMOUNT     TOTAL    AMOUNT     TOTAL    AMOUNT     TOTAL    AMOUNT    TOTAL
                       ----------  --------  --------  --------  --------  --------  ---------  --------  -------  -------
                                                     (Dollars in thousands)
Commercial, financial   $253,684     29.57%  $223,116   29.22%   $180,923   28.94%    $156,718   30.00%   $131,088   28.11%
 and other
Real estate --            46,662      5.44     37,555    4.92      27,620    4.42       29,760    5.70      19,258    4.13
 construction
Real estate --           409,712     47.76    363,671   47.63     305,456   48.86      242,143   46.36     229,143   49.13
 mortgage
Consumer                 147,838     17.23    139,217   18.23     111,163   17.78       93,693   17.94      86,867   18.63
                        --------    ------   --------  ------    --------  ------     --------  ------    --------  ------
 Total loans            $857,896    100.00%  $763,559  100.00%   $625,162  100.00%    $522,314  100.00%   $466,356  100.00%
                        ========    ======   ========  ======    ========  ======     ========  ======    ========  ======


                                                                               MATURING
                                                          -------------------------------------------------
                                                                        AFTER ONE
                                                              WITHIN    BUT WITHIN      AFTER
                                                             ONE YEAR   FIVE YEARS   FIVE YEARS     TOTAL
                                                          ------------  ----------  ------------  ---------
                                                                       (Dollars in thousands)
Commercial, financial and other                             $169,159     $ 70,098      $14,427     $253,684
Real estate -- construction                                   28,849       13,656        4,157       46,662
Real estate -- mortgage (excluding loans secured by 1-4
 family residential properties)                              100,729       85,832       28,765      215,326
                                                            --------     --------      -------     --------
 Total                                                      $298,737     $169,586      $47,349     $515,672
                                                            ========     ========      =======     ========
Loans with predetermined interest rates                     $ 82,298     $ 65,318      $19,445     $167,061
Loans with adjustable interest rates                         216,439      104,268       27,904      348,611
                                                            --------     --------      -------     --------
Total                                                       $298,737     $169,586      $47,349     $515,672
                                                            ========     ========      =======     ========
Percentage of total                                            57.93%       32.89%        9.18%      100.00%
                                                            ========     ========      =======     ========


   The information relating to the maturity and rate sensitivity of loans is based upon original loan terms and is not adjusted for "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

   Nonperforming and Restructured Loans

   Nonperforming and restructured loans increased in 1995 and 1996 primarily as
a result of acquisitions but decreased in 1997.   Nonperforming and restructured
loans as a percentage of total loans was 0.58% at year-end 1997, compared to 0.75% at year-end 1996 and 0.79% at year-end 1995. From a historical perspective, nonperforming loans peaked in 1986 and have gradually decreased since that time. However, it is reasonable to expect that over the next several years the level of nonperforming loans and loan losses will rise to more historical norms as a result of economic and credit cycles.

    Nonaccrual loans negatively impact the Company's net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected.
Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding at year end was approximately $206,000 in 1997 and $172,000 in 1996. Only a small amount of this interest was ultimately collected.

   The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible. The Company's experience is that a significant portion of both principal and interest is eventually recovered. However, the above normal risk associated with nonperforming loans is considered in the determination of the allowance for possible loan losses. At year-end 1997, the allowance for possible loan losses as a percentage of nonperforming and restructured loans was 248%, compared to 207% at the end of 1996.

                                                                         DECEMBER 31,
                                                     --------------------------------------------------
                                                        1997       1996       1995     1994      1993
                                                     ---------   --------   -------   -------  --------
                                                                     (Dollars in thousands)
Past due over 90 days and still accruing             $   1,076   $  1,476   $   500   $   351  $    590
Nonaccrual                                               3,511      3,643     3,724     2,715     3,278
Restructured                                               366        643       688       654       804
                                                     ---------   --------   -------   -------  --------
Total nonperforming and restructured loans               4,953      5,762     4,912     3,720     4,672
Other real estate owned and repossessed assets           1,088      1,252       858     2,354     4,220
                                                     ---------   --------   -------   -------  --------
Total nonperforming and restructured assets          $   6,041   $  7,014   $ 5,770   $ 6,074  $  8,892
                                                     =========   ========   =======   =======  ========
Nonperforming and restructured loans to total loans       0.58%     0.75%     0.79%     0.71%     1.00%
                                                     =========   =======    ======    ======   =======
Nonperforming assets to total assets                      0.45%     0.57%     0.55%     0.70%     1.08%
                                                     =========   =======    ======    ======   =======


   Other real estate owned and repossessed assets decreased in 1997 to $1.09 million from $1.25 million at year-end 1996. The slight increase in other real estate owned in 1996 was due to acquisitions during the year. The Company places a substantial amount of emphasis on disposing of these assets. To encourage local management to sell the other real estate as quickly as possible and to ensure that it is carried at a conservative value, the Company's policy is to write other real estate down annually by the greater of 10% of its remaining carrying value, or the difference between its remaining carrying value and its estimated market value.

   Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. These loans, which are not included in nonperforming and restructured assets, totaled $12.3 million at December 31, 1997. In general, these loans are well collateralized and have no identifiable loss potential. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

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

   Adversely classified loans as a percentage of total loans, exclusive of the effect of acquisitions, have been declining, primarily as a result of the improving state economy and the Company's efforts to reduce the level of problem loans. Total adversely classified loans (which includes nonperforming loans, certain restructured loans and potential problem loans described above) were $14.8 million at the end of 1997, compared to $20.7 million for 1996 and $15.8 million at the end of 1995. The percentage of classified loans to total loans was 1.72% for 1997, 2.71% for 1996 and 2.53% for 1995.

   The Company's net charge-offs have been very low in recent years. In 1997, the Company recognized $643,000 of net charge-offs, which was only 0.08% of average loans, compared to $654,000 of net charge-offs, or 0.09% of average loans for 1996.

                                                                      YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------
                                                       1997        1996        1995        1994        1993
                                                   ----------   ---------   ---------   ---------   ----------
                                                                        (Dollars in thousands)
Balance at beginning of year                       $   11,945   $  10,646   $   9,729   $   9,027   $    7,202
                                                   ----------   ---------   ---------   ---------   ----------
Charge-offs:
 Commercial                                              (363)       (481)       (457)       (285)        (218)
 Real estate                                              (90)        (82)       (130)       (116)        (436)
 Consumer                                                (707)       (384)       (348)       (450)        (417)
 Other                                                    (80)       (120)        (78)        (68)         (83)
                                                   ----------   ---------   ---------   ---------   ----------
   Total charge-offs                                   (1,240)     (1,067)     (1,013)       (919)      (1,154)
                                                   ----------   ---------   ---------   ---------   ----------
Recoveries:
 Commercial                                               242          98         232         400          431
 Real estate                                              163         125         154         341          251
 Consumer                                                 166         155         150         148          185
 Other                                                     26          35          25          35           38
                                                   ----------   ---------   ---------   ---------   ----------
   Total recoveries                                         597         413         561         924          905
                                                   ----------   ---------   ---------   ---------   ----------
Net (charge-offs) recoveries                             (643)       (654)       (452)          5         (249)
Provisions charged to operations                          982         994         855         380          251
Additions from acquisitions                                --         959         514         317        1,823
                                                   ----------   ---------   ---------   ---------   ----------
Balance at end of year                             $   12,284   $  11,945   $  10,646   $   9,729   $    9,027
                                                   ==========   =========   =========   =========   ==========
Average loans                                      $  800,086   $ 710,115   $ 577,887   $ 493,300   $  412,306
                                                   ==========   =========   =========   =========   ==========
Total loans                                        $  857,896   $ 763,559   $ 625,162   $ 522,314   $  466,356
                                                   ==========   =========   =========   =========   ==========
Net charge-offs to average loans                         0.08%       0.09%       0.08%       0.00%        0.06%
                                                   ==========   =========   =========   =========   ==========
Allowance to total loans                                 1.43%       1.56%       1.70%       1.86%        1.94%
                                                   ==========   =========   =========   =========   ==========
ALLOCATION OF THE ALLOWANCE BY CATEGORY OF LOANS:
 Commercial, financial and other                   $      467   $     821   $     505   $     720   $      647
 Real estate--construction                                436         426         466         564          747
 Real estate--mortgage                                    806         731         917         927          729
 Consumer                                                 149         170         188         149          155
 Unallocated                                           10,426       9,797       8,570       7,369        6,749
                                                   ----------   ---------   ---------   ---------   ----------
   Total                                           $   12,284   $  11,945   $  10,646   $   9,729   $    9,027
                                                   ==========   =========   =========   =========   ==========
PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS:
 Commercial, financial and other                        29.57%      29.22%      28.94%      30.00%       28.11%
 Real estate--construction                               5.44        4.92        4.42        5.70         4.13
 Real estate--mortgage                                  47.76       47.63       48.86       46.36        49.13
 Consumer                                               17.23       18.23       17.78       17.94        18.63
                                                   ----------   ---------   ---------   ---------   ----------
   Total                                               100.00%     100.00%     100.00%     100.00%      100.00%
                                                   ==========   =========   =========   =========   ==========


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

   The Company's core deposits provide it with a stable, low-cost funding source. In prior years, because of its relatively low loan to deposit ratio, the Company was highly liquid and did not need to retain deposits unless a favorable spread could be earned on the funds. However, loan growth and securities pledging requirements have reached a level which have made it desirable for the Company to generate internal deposit growth. Excluding acquisitions, total deposits increased $69.7 million in 1997, and $43.4 million in 1996. Much of the deposit growth has been in time deposits of $100,000 or more. Core deposits as a percentage of total deposits decreased, correspondingly, to 88.84% in 1997 and 89.50% in 1996. In 1996, interest-bearing transaction deposits decreased and savings deposits increased as a result of a new product introduced by the Company which sweeps excess funds in transaction accounts into a savings account. The effect of this change is even more apparent in the 1997 average balances.

                                   1997             1996               1995                 1994            1993
                              -------------    ---------------   ----------------     ---------------   ---------------
AVERAGE BALANCES                                           (Dollars in thousands)
Demand deposits               $   243,213       $   228,291      $    181,495         $    163,002       $  132,847
Interest-bearing                   20,649           111,633           179,435              173,647          146,187
 transaction deposits
Savings deposits                  384,726           275,868           154,482              156,920          124,798
Time deposits under               345,847           307,839           257,052              228,429          213,895
 $100,000
                              -------------    ---------------   ----------------     ---------------   ---------------
 Total core deposits              994,435           923,631           772,464              721,998          617,727
Time deposits of $100,000         124,981           108,414            89,755               56,196           49,206
 or more
                              -------------    ---------------   ----------------     ---------------   ---------------
Total deposits                $ 1,119,416      $  1,032,045      $    862,219         $    778,194      $   666,933
                              =============    ===============   ================     ===============   ===============

PERCENTAGES OF TOTAL           % OF             % OF               % OF                % OF              % OF
 DEPOSITS AND AVERAGE          TOTAL   RATE     TOTAL    RATE     TOTAL     RATE       TOTAL    RATE     TOTAL    RATE
 RATES PAID                   ------- ------   -------  ------   -------   ------     -------  ------   -------  ------
Demand deposits                21.73%           22.12%            21.05%               20.95%            19.92%
Interest-bearing
 transaction deposits           1.84   2.64%    10.82     2.73%   20.81      3.28%     22.32     2.82%   21.92    2.83%
Savings deposits               34.37   3.00     26.73     3.11    17.92      3.79      20.16     3.08    18.71    3.03
Time deposits under
 $100,000                      30.90   5.40     29.83     5.31    29.81      5.32      29.35     3.87    32.07    3.56
                              ------  -----    ------    -----   ------     -----     ------    -----   ------   -----
 Total core deposits           88.84            89.50             89.59                92.78             92.62
Time deposits of $100,000
 or more                       11.16   5.29     10.50     5.17    10.41      5.32       7.22     3.96     7.38    3.58
                              ------  -----    ------    -----   ------     -----     ------    -----   ------   -----
 Total deposits               100.00%          100.00%           100.00%              100.00%           100.00%
                              ======           ======            ======               ======            ======
Average rate paid on
 interest-bearing deposits             4.26%              4.18%              4.43%               3.38%            3.24%
                                      =====              =====              =====               =====            =====


   The Company has not utilized brokered deposits. Approximately 85% of its time deposits of $100,000 or more at December 31, 1997 mature in one year or less.

                                                   DECEMBER 31,
                                                       1997
                                                   ------------
                                                  (In thousands)
        Three months or less                          54,455
        Over three through six months                 30,699
        Over six through twelve months                32,283
        Over twelve months                            21,004
                                                    --------
           Total                                    $138,441
                                                    ========

   Short-term borrowings, consisting of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained. Federal funds purchased and repurchase agreements totaled $6.02 million in 1997, compared to $3.41 million in 1996.

   In 1995, the Bank became a member of the Federal Home Loan Bank of Topeka, Kansas (the "FHLB") and began borrowing from the FHLB at favorable interest rates. In 1995, a total of $15 million was borrowed on a short-term basis, which matured in 1996. From 1995 through 1997, approximately $2.1 million was borrowed on a long-term basis to match-fund certain long-term fixed-rate loans. Also in 1996, the Bank borrowed $5 million on a two-year term. These borrowings are collateralized by a pledge of residential first mortgages.

   The Bank is highly liquid. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. Cash flows from operations, investing activities and other funding sources have provided the funds for the increased loan activity.

   The liquidity of BancFirst Corporation is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. During 1997, the Bank paid four dividends totaling $11.6 million.

CAPITAL RESOURCES

   Stockholders' equity totaled $123 million at year-end 1997, compared to $112 million at year-end 1996 and $98 million at year-end 1995. The increases in stockholders' equity are primarily due to net earnings retained. The Company's average equity capital ratio at year-end 1997 was 9.11%, compared to 8.93% for 1996 and 9.43% for 1995. At December 31, 1997, the Company's leverage ratio was 10.04% and its total risk-based capital ratio was 16.97%, compared to 7.90% and 14.23%, respectively in 1996. These increases are primarily due to the issuance of the Capital Securities and accumulated earnings. The minimum leverage ratio is 3% and the minimum total risk-based capital ratio is 8%. The standards are considered to be minimum requirements and banking institutions are generally expected to maintain capital well above the minimum levels. The decreases in the capital ratios in 1996 were primarily due to leverage added by acquisitions.

   In March 1995, the Company adopted a Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 200,000 shares of the Company's common stock. In 1997, the SRP was amended to increase the authorized shares to be repurchased to 350,000. The SRP is to be used for purchases of stock by the Company's ESOP, and may also be used to enhance earnings per share, provide stock for the exercise of stock options under the Company's Incentive Stock Option Plan or to provide additional market liquidity for the stock. During 1997, the Company repurchased and canceled 37,900 shares and the ESOP purchased 20,000 shares. No purchases were made under the SRP during 1996. During 1995, the Company purchased and canceled 62,440 shares and the ESOP purchased 30,684 shares.

   In January 1997, BancFirst Corporation established BFC Capital Trust I, a trust formed under the Delaware Business Trust Act. In February 1997, the Trust issued $25 million of aggregate liquidation amount of 9.65% Capital Securities, Series A. The proceeds from the sale of the Capital Securities were invested in 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the "Debentures") of BancFirst Corporation. The Series A Capital Securities and Debentures were subsequently exchanged for Series B Capital Securities and Debentures, pursuant to a Registration Rights Agreement. The terms of the Series A and Series B securities are identical in all material respects. Distributions on the Capital Securities are payable January 15 and July 15 of each year. Such distributions may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the Capital Securities is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Capital Securities represent an undivided interest in the Debentures, are guaranteed by BancFirst Corporation, and are presented as long-term debt in the Company's consolidated financial statements, but qualify as Tier 1 regulatory capital. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

   Future dividend payments will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company's ability to pay dividends, Management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 1998.

MARKET RISK

   Market risk is defined as the risk of loss related to financial instruments from changes in interest rates, foreign currency exchange rates and commodity prices. The Company's market risk arises principally from its lending, investing, deposit and borrowing activities. The Company is not exposed to market risk from foreign exchange rates and commodity prices. Management monitors and controls interest rate risk through sensitivity analysis and its strategy of creating manageable negative interest sensitivity gaps, as described under "Net Interest Income" above. The Company does not use derivitive financial instruments to manage its interest rate risk exposure.

   The table below presents the Company's financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 1997.


                                 AVERAGE                 EXPECTED MATURITY/PRINCIPAL REPAYMENTS AT DECEMBER 31,          FAIR
                                   RATE      1998       1999       2000      2001     2002    THEREAFTER   BALANCE       VALUE
                                 -------   --------   ---------  -------   -------   -------  ----------   -------     --------
INTEREST SENSITIVE ASSETS:
Loans, net                         9.91%   $437,287   $133,974   $81,404   $58,759   $41,631    $92,557    $845,612    $845,852
Federal funds sold                 6.27      40,600         --        --        --        --         --      40,600      40,600
Securities                         6.52      56,955     62,023    54,276    56,920    38,118     42,051     310,343     311,013

INTEREST SENSITIVE LIABILITIES:
Savings and transaction deposits   3.01     419,651         --        --        --        --         --     419,651     419,651
Time deposits                      5.40     409,529     54,402    13,212     4,510     4,717         --     486,370     486,350
Short-term borrowings              5.35       6,016         --        --        --        --         --       6,016       6,016
Long-term borrowings               6.14       5,194        194       194       194       194      1,081       7,051       7,051
9.65% Capital Securities           9.91          --         --        --        --        --     25,000      25,000      27,908

OFF BALANCE SHEET ITEMS:
Loan commitments                                 --         --        --        --        --         --          --       1,314
Letter of credit                                 --         --        --        --        --         --          --         109

   The expected maturities and principle repayments are based upon the contractual terms of the instruments. Prepayments have been estimated for certain instruments with predictable prepayment rates. Savings and transaction deposits are assumed to mature all in the first year as they are not subject to withdrawal restrictions and any assumptions regarding decay rates would be very subjective. The actual maturities and principle repayments for the financial instruments could vary substantially from the contractual terms and assumptions used in the analysis.

YEAR 2000 EXPOSURE

   Many computer systems currently in operation worldwide use only two digits to specify the year. There is a significant risk that these systems will process the year 2000 as the year 1900. Such an error could cause the systems to not work or to produce inaccurate information. The Company is exposed to the risk that not only the systems it uses will malfunction, but also those of its customers, suppliers and other parties with whom it conducts business. Such system failures could expose the Company to losses from operational errors, as well as customer claims, lawsuits and regulatory penalties for noncompliance.

   During 1997, the Company commenced a Year 2000 Project to conduct a comprehensive review of its outside data processing services, internal computer systems and other mechanical and computerized equipment. The purpose of the project is to determine and plan for necessary changes to assure that its systems and equipment will function properly in the year 2000. The Project also includes communications with other parties to determine the extent to which the parties are addressing the issue and the exposure to the Company in the event the parties fail to adequately plan for and resolve the issue. The Company's core business applications are provided by a data processing company that is devoting substantial resources to assure that the applications are certified as year 2000 compliant by the end of 1998. Other required changes to systems and equipment, and the cost of the Year 2000 Project will not materially affect the results of operations of the Company.

                       REPORTS OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of BancFirst Corporation:

We have audited the accompanying consolidated balance sheet of BancFirst Corporation (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.
Oklahoma City, Oklahoma
March 30, 1998



To the Board of Directors and Stockholders of BancFirst Corporation:

In our opinion, the accompanying consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of BancFirst Corporation and its subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Oklahoma City, Oklahoma
March 27, 1996

                             BANCFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                                         DECEMBER 31,
                                                                                   ------------------------
                                                                                      1997          1996
                                                                                   ----------    ----------
ASSETS
Cash and due from banks                                                            $   69,652    $   76,877
Interest-bearing deposits with banks                                                      147            62
Securities (market value: $311,013 and $284,221, respectively)                        310,343       283,857
Federal funds sold                                                                     40,600        44,785
Loans:
 Total loans (net of unearned interest)                                               857,896       763,559
 Allowance for possible loan losses                                                   (12,284)      (11,945)
                                                                                   ----------    ----------
  Loans, net                                                                          845,612       751,614
Premises and equipment, net                                                            33,598        33,556
Other real estate owned                                                                   915         1,101
Intangible assets, net                                                                 12,500        14,871
Accrued interest receivable                                                            11,357        10,627
Other assets                                                                           21,065        18,361
                                                                                   ----------    ----------
 Total assets                                                                      $1,345,789    $1,235,711
                                                                                   ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Noninterest-bearing                                                               $  269,089    $  265,209
 Interest-bearing                                                                     906,021       840,244
                                                                                   ----------    ----------
  Total deposits                                                                    1,175,110     1,105,453
Short-term borrowings                                                                   6,016         3,414
Long-term borrowings                                                                    7,051         6,636
9.65% Capital Securities                                                               25,000            --
Accrued interest payable                                                                5,722         3,940
Other liabilities                                                                       3,956         4,172
                                                                                   ----------    ----------
 Total liabilities                                                                  1,222,855     1,123,615
                                                                                   ----------    ----------
Commitments and contingent liabilities
Stockholders' equity:
 Common stock, $1.00 par (shares issued: 6,345,429 and 6,400,338, respectively)         6,345         6,400
 Capital surplus                                                                       36,008        36,218
 Retained earnings                                                                     79,032        68,742
 Unrealized securities gains, net of tax                                                1,549           736
                                                                                   ----------    ----------
   Total stockholders' equity                                                         122,934       112,096
                                                                                   ----------    ----------
   Total liabilities and stockholders' equity                                      $1,345,789    $1,235,711
                                                                                   ==========    ==========
See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands, except per share data)

                                                                     YEAR ENDED DECEMBER 31,
                                                                  -----------------------------
                                                                   1997       1996       1995
                                                                  -------    -------    -------
INTEREST INCOME
 Loans, including fees                                             $77,026    $69,116    $57,914
 Interest-bearing deposits with banks                                    4          1         14
 Securities:
  Taxable                                                           18,298     16,546     13,924
  Tax-exempt                                                           674        608        614
 Federal funds sold                                                  1,988      1,572      1,673
                                                                   -------    -------    -------
   Total interest income                                            97,990     87,843     74,139
                                                                   -------    -------    -------
INTEREST EXPENSE
 Deposits                                                           37,361     33,592     30,167
 Short-term borrowings                                                 307        364        253
 Line of Credit                                                         --         --         16
 Long-term borrowings                                                  409        103         14
  9.65% Capital Securities                                           2,214         --         --
                                                                   -------    -------    -------
   Total interest expense                                           40,291     34,059     30,450
                                                                   -------    -------    -------
 Net interest income                                                57,699     53,784     43,689
 Provision for possible loan losses                                    982        994        855
                                                                   -------    -------    -------
   Net interest income after provision for possible loan losses     56,717     52,790     42,834
                                                                   -------    -------    -------
NONINTEREST INCOME
 Service charges on deposits                                        10,154      8,972      7,869
 Securities transactions                                                 1        188        111
 Other                                                               5,666      5,839      4,520
                                                                   -------    -------    -------
   Total noninterest income                                         15,821     14,999     12,500
                                                                   -------    -------    -------
NONINTEREST EXPENSE
 Salaries and employee benefits                                     27,749     24,883     19,909
 Occupancy and fixed assets expense, net                             3,064      2,750      2,049
 Depreciation                                                        3,012      2,350      1,871
 Amortization                                                        2,210      2,006      1,453
 Data processing services                                            1,372      1,347      1,164
 Net expense from other real estate owned                              242         35         89
 Other                                                              10,888      9,899      8,397
                                                                   -------    -------    -------
   Total noninterest expense                                        48,537     43,270     34,932
                                                                   -------    -------    -------
 Income before taxes                                                24,001     24,519     20,402
 Income tax expense                                                 (8,252)    (9,431)    (7,563)
                                                                   -------    -------    -------
   Net income                                                      $15,749    $15,088    $12,839
                                                                   =======    =======    =======
EARNINGS PER COMMON SHARE
  Basic                                                              $2.48      $2.41      $2.07
                                                                   =======    =======    =======
Diluted                                                              $2.41      $2.32      $2.01
                                                                   =======    =======    =======
See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------------------
                                                                 1997                    1996                   1995
                                                         ------------------------------------------------------------------
                                                          SHARES       AMOUNT     SHARES      AMOUNT      SHARES    AMOUNT
                                                         ---------    --------   ---------   --------   ---------  --------
COMMON STOCK
 Issued at beginning of year                             6,400,338    $  6,400   6,225,455   $  6,225   6,202,814  $ 6,203
 Shares issued                                              60,600          61     174,883        175      85,081       85
 Shares acquired and canceled                             (115,509)       (116)         --         --     (62,440)     (63)
                                                         ---------    --------   ---------   --------   ---------  -------
 Issued at end of year                                   6,345,429    $  6,345   6,400,338   $  6,400   6,225,455  $ 6,225
                                                         =========    ========   =========   ========   =========  =======
CAPITAL SURPLUS
 Balance at beginning of year                                         $ 36,218               $ 34,769              $34,259
 Common stock issued                                                       991                  1,449                  620
 Shares acquired and canceled                                           (1,201)                    --                 (110)
                                                                      --------               --------               ------
 Balance at end of year                                               $ 36,008               $ 36,218              $34,769
                                                                      ========               ========              =======
RETAINED EARNINGS
 Balance at beginning of year                                         $ 68,742               $ 55,792              $45,611
 Net income                                                             15,749                 15,088               12,839
 Dividends on common stock ($0.42, $0.34 and $0.29                      (2,668)                (2,138)              (1,801)
 per share, respectively)
 Common stock canceled                                                  (2,791)                    --                 (857)
                                                                      --------               --------              -------
 Balance at end of year                                               $ 79,032               $ 68,742              $55,792
                                                                      ========               ========              =======
UNREALIZED SECURITIES GAINS (LOSSES)
 Balance at beginning of year                                         $    736               $  1,557               (4,112)
 Net change                                                                813                   (821)               5,669
                                                                      --------               --------              -------
 Balance at end of year                                               $  1,549               $    736              $ 1,557
                                                                      ========               ========              =======
 Total stockholders' equity                                           $122,934               $112,096              $98,343
                                                                      ========               ========              =======

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                                         DECEMBER 31,
                                                                             -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                            1997          1996        1995
                                                                             ---------     ---------    --------
 Net income                                                                  $  15,749     $  15,088    $ 12,839
 Adjustments to reconcile to net cash provided by operating activities:
 Provision for possible losses                                                     982         1,394         985
  Depreciation and amortization                                                  5,222         4,356       3,324
  Net amortization of securities premiums and discounts                           (829)         (196)        966
  Unrealized losses on other real estate owned                                      73           149         111
  (Increase) decrease in interest receivable                                      (730)          271      (1,208)
  (Increase) decrease in other receivables                                      (4,277)       (7,082)        884
  Increase in interest payable                                                   1,782           286         808
  (Increase) decrease in deferred tax asset                                       (247)         (568)       (398)
  Other, net                                                                     6,596        (4,092)     (2,373)
                                                                             ---------     ---------    --------
   Net cash provided by operating activities                                    24,321         9,606      15,938
                                                                             ---------     ---------    --------
INVESTING ACTIVITIES
 Cash and due from banks used for acquisitions                                  (5,008)       (9,825)    (15,524)
 Purchases of securities:
       Held for investment                                                     (11,597)       (3,277)    (10,693)
       Available for sale                                                      (89,287)      (58,894)    (51,655)
 Maturities of securities:
       Held for investment                                                       6,711         7,086       5,117
       Available for sale                                                       68,950        64,274      66,808
 Proceeds from sales of securities:
       Held for investment                                                         669            --         454
       Available for sale                                                          148        16,315       3,785
    Net (increase) decrease in federal funds sold                                4,185        (1,315)      8,482
 Purchases of loans                                                             (4,775)      (14,973)    (16,395)
 Proceeds from sales of loans                                                  119,484       107,461      56,741
 Net other increase in loans                                                  (209,465)     (150,335)    (93,480)
 Purchases of premises and equipment                                            (4,584)       (5,148)     (2,941)
 Proceeds from the sale of other real estate owned and repossessed assets        1,803         1,610       1,448
 Other, net                                                                        900          (977)        347
                                                                             ---------     ---------    --------
    Net cash used for investing activities                                    (121,866)      (49,998)    (47,506)
                                                                             ---------     ---------    --------
FINANCING ACTIVITIES
 Net increase in demand, transaction and savings deposits                       18,825        18,626      20,109
 Net increase in certificates of deposits                                       50,832        24,795      26,138
 Net increase (decrease) in short-term borrowings                                2,602       (15,291)     18,588
 Net increase in long-term borrowings                                              415         5,718         918
    Issuance of 9.65% Capital Securities                                        23,972            --          --
 Issuance of common stock                                                          412           125         370
 Purchase and retirement of common stock                                        (4,108)           --      (1,029)
 Cash dividends paid                                                            (2,545)       (1,995)     (1,737)
                                                                             ---------     ---------    --------
 Net cash provided by financing activities                                      90,405        31,978      63,357
                                                                             ---------     ---------    --------
 Net increase (decrease) in cash and due from banks                             (7,140)      (8,414)      31,789
 Cash and due from banks at the beginning of the year                           76,939        85,353      53,564
                                                                             ---------     ---------    --------
 Cash and due from banks at the end of the year                              $  69,799     $  76,939    $ 85,353
                                                                             =========     =========    ========
SUPPLEMENTAL DISCLOSURE
 Cash paid during the year for interest                                      $  38,509     $  33,356    $ 29,301
                                                                             =========     =========    ========
 Cash paid during the year for income taxes                                  $   8,017     $   9,531    $  7,649
                                                                             =========     =========    ========

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

BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BancFirst, BancFirst Investment Corporation, Lenders Collection Corporation and Express Financial Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts for 1996 and 1995 have been reclassified to conform with the 1997 presentation.

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

OTHER REAL ESTATE OWNED

   Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of the book value of the related loan or fair market value based upon appraisals. Losses arising at the time of classification of such properties as other real estate owned are charged directly to the allowance for possible loan losses. Losses from declines in value of the properties subsequent to classification as other real estate owned are charged directly to operating expense.

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

                             BANCFIRST CORPORATION

EARNINGS PER COMMON SHARE

   The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("FAS 128"), in December 1997. This accounting standard replaces the presentation of primary and fully diluted earnings per share with new computations of basic and diluted earnings per common share. Basic earnings per common share is computed by dividing net income, less any preferred dividends requirement, by the weighted average of common shares outstanding, as restated for shares issued in business combinations accounted for as poolings of interests, if any. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company.

STATEMENT OF CASH FLOWS

   For purposes of the statement of cash flows, the Company considers cash and due from banks, and interest-bearing deposits with banks as cash equivalents. Acquisitions accounted for as purchases or as book value purchases are presented net of any stock issued, assets acquired and liabilities assumed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard is based on a financial-components approach under which an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred as a result of a transfer of financial assets, and derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 (except for certain provisions relating to repurchase agreements, securities lending and similar transactions that were deferred for one year by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125"), and must be applied prospectively. The Company does not expect that, upon adoption, this standard will have a material effect on its consolidated financial statements.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This standard requires that all items that are to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This standard also requires that the Company (a) classify items of other comprehensive income by their nature in a financial statement and
(b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Statement is effective for periods beginning after December 15, 1997. The Company does not expect that the adoption of this standard will have a material effect on its consolidation financial statements.

                             BANCFIRST CORPORATION

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement is effective for financial statements for periods beginning after December 15, 1997. The Company expects that the adoption of this standard may require additional disclosures.

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

                                    UNAUDITED
                                 ----------------
                                    YEAR ENDED
                                   DECEMBER 31,
                                 -----------------
                                  1995      1994
                                 -------   -------
Net interest income              $44,350   $42,160
Net income                       $13,018   $12,296
Net income per common share:
  Basic                          $  2.10   $  1.98
  Diluted                        $  2.04   $  1.92

   In December 1995, the Company acquired all the assets and assumed all of the liabilities of Johnston County Bancshares, Inc. ("Johnston County Bancshares") which had total assets of $10,051. Johnston County Bancshares was controlled by certain executive officers and directors of the Company. The acquisition was effected through the exchange of 28,831 shares of BancFirst Corporation common stock for all of the outstanding common and preferred stock of Johnston County Bancshares. The minority shares of Johnston County Bancshares' subsidiary bank were purchased for $120. The acquisition was accounted for as a book value purchase, which is similar to the pooling of interests method, although the effect of the acquisition is included in the Company's consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 1995.

                             BANCFIRST CORPORATION

   In March 1996, BancFirst acquired City Bankshares, Inc. ("City Bankshares") which had $136,251 in total assets. The acquisition was for cash of $19,125, with City Bankshares and its subsidiary bank, City Bank & Trust, being merged into BancFirst. C-Teq, Inc., an 85% owned data processing subsidiary of City Bankshares, was spun off to the shareholders of City Bankshares prior to the acquisition. BancFirst also paid the CEO of City Bankshares $1,250 for an agreement not to compete with BancFirst for a period of four years. The acquisition was accounted for as a purchase. Accordingly, the effect of the acquisition is included in the Company's consolidated financial statements from the date of the acquisition forward. A core deposit intangible of $830 and goodwill of $7,419 were recorded in the acquisition. Pro forma condensed results of operations, as though City Bankshares had been acquired January 1, 1995, are as follows:

                                    UNAUDITED
                                 -----------------
                                    YEAR ENDED
                                   DECEMBER 31,
                                 -----------------
                                  1996      1995
                                 -------   -------
Net interest income              $55,199   $49,226
Net income                       $14,998   $13,122
Net income per common share:
  Basic                          $  2.39   $  2.11
  Diluted                        $  2.30   $  2.05

   In October 1996, the Company acquired all of the assets and assumed all of the liabilities of Commerce Bancorp which had $17,786 in assets. Commerce Bancorp was controlled by certain executive officers of the Company. The acquisition was effected through the exchange of 156,508 shares of BancFirst Corporation common stock for all of the Commerce Bancorp common stock outstanding. The minority shares of Commerce Bancorp's subsidiary bank were purchased for $102. The merger was accounted for as a book value purchase, which is similar to the pooling of interests method, although the effect of the merger is included in the Company's consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 1996.

   In December 1996, the Company acquired 26.75% of the common stock outstanding of Peoples State Bank of Tulsa, Oklahoma for cash of $770. Peoples State Bank has approximately $51,000 in total assets. This investment is accounted for under the equity method of accounting and did not have a material effect on the results of operations of the Company for 1996.

   In December 1996, the Company's money order subsidiary, National Express Corporation ("National Express"), entered into an agreement for the sale of its business. Under the terms of the agreement, National Express received cash of $600 in January 1997, and may receive additional payments of up to $500 over a two-year period based upon specified levels of business retained by the purchaser. The business of National Express was transferred to the purchaser in January and February 1997, and the name of the company was changed to Express Financial Corporation. The sale was accounted for as a disposal of a segment of a business. Consequently, the expected net gain from the disposal will be recognized in the Company's consolidated statement of income when the final proceeds are received. The operations of National Express were not material in relation to the consolidated operations of the Company. The following assets and liabilities of Express Financial Corporation are included in the Company's consolidated balance sheet:

                             BANCFIRST CORPORATION

                                            December 31,
                                           1997      1996
                                         -------------------
Cash and due from BancFirst                 $2,290   $ 6,611
Interest-bearing deposit with BancFirst      3,674     3,674
Securities held for investment                 508       776
Premises and equipment, net                      6       185
Intangible assets, net                          --       515
Receivables from money order sales, net        283     7,371
Other assets                                     9        17
                                         -------------------
  Total assets                              $6,770   $19,149
                                         ===================

Outstanding money orders                    $1,693   $13,839
Other liabilities                               16        58
                                         -------------------
  Total liabilities                         $1,709   $13,897
                                         ===================

Only the intangible assets were acquired by the purchaser and the purchaser did not assume any liabilities of Express Financial Corporation.

   In March 1997, the Company acquired 22.8% of the common stock outstanding of First Ada Bancshares, Inc. for cash of $4,954. First Ada Bancshares, Inc. has approximately $170,000 in total assets. This investment is accounted for under the equity method of accounting and did not have a material effect on the results of operations of the Company for 1997.

   In March 1998, BancFirst completed the purchase of 13 branches from NationsBank, N.A. and concurrently sold three of the branches to another Oklahoma financial institution. The purchase and sale resulted in BancFirst purchasing loans and other assets of approximately $33,000, assuming deposits of approximately $135,000 and paying a premium on deposits of approximately $9,000. The transaction will be accounted for as a purchase. Accordingly, the effects of the purchase will be included in the Company's consolidated financial statements from the date of the purchase forward.

   In December 1997, the Company entered into an agreement to acquire Lawton Security Bancshares, Inc. ("Lawton Security Bancshares"), which has approximately $90,000 in total assets. The acquisition is expected to be completed in the second quarter of 1998 and will be effected through the exchange of 414,794 shares of BancFirst Corporation common stock for all of the Lawton Security Bancshares common stock outstanding. The acquisition is subject to regulatory approval and will be accounted for as a pooling of interests. Accordingly, upon completion of the acquisition, the consolidated accounts of Lawton Security Bancshares will be combined with the accounts of the Company and will be included in the Company's consolidated financial statements for all periods presented.

                             BANCFIRST CORPORATION

(3)  DUE FROM BANKS AND FEDERAL FUNDS SOLD

   The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. Also, it sells federal funds to certain of these institutions on an overnight basis. As a result, the Company had concentrations of credit risk in two institutions totaling $39,063 at December 31, 1997 and in three institutions totaling $55,043 at December 31, 1996. These institutions are selected based on the strength of their financial condition and their creditworthiness. No collateral is required on such balances.

   The Company is required, as a matter of law, to maintain a reserve balance on deposit with the Federal Reserve Bank. The average amount of reserves maintained for each of the years ended December 31, 1997 and 1996 was approximately $21,501 and $25,566, respectively.

(4)  SECURITIES

   The table below summarizes securities held for investment and securities available for sale:

                                                          DECEMBER 31,
                                                    ----------------------

                                                        1997       1996
                                                    ----------------------
Held for investment at cost (market value; $38,705     $ 38,035   $ 33,289
 and $33,653, respectively)
Available for sale, at market value                     272,308    250,568
                                                    ----------------------
 Total                                                 $310,343   $283,857
                                                    ======================

                             BANCFIRST CORPORATION

  The table below summarizes the book values and estimated market values of securities held for investment:

                                                 GROSS        GROSS     ESTIMATED
                                       BOOK    UNREALIZED  UNREALIZED    MARKET
                                      VALUE      GAINS       LOSSES       VALUE

                                      ------   ----------  -----------  ---------
DECEMBER 31, 1997
U.S. Treasury                         $ 6,092        $ 14       $  --     $ 6,106
Other federal agencies                     --          --          --          --
Mortgage backed securities             13,415         258         (82)     13,591
States and political subdivisions      18,475         508         (26)     18,957
Other securities                           53          --          (2)         51
                                      -------        ----       -----     -------
 Total                                $38,035        $780       $(110)    $38,705
                                      =======        ====       =====     =======
DECEMBER 31, 1996
U.S. Treasury                         $ 6,571        $ 28       $  --     $ 6,599
Other federal agencies                     --          --          --          --
Mortgage backed securities             15,989         264         (87)     16,166
States and political subdivisions      10,654         195         (32)     10,817
Other securities                           75          --          (4)         71
                                      -------        ----       -----     -------
  Total                               $33,289        $487       $(123)    $33,653
                                      =======        ====       =====     =======
DECEMBER 31, 1995
U.S. Treasury                         $ 2,395        $  5       $  (1)    $ 2,399
Other federal agencies                 10,778         293         (10)     11,061
Mortgage backed securities             17,179          88         (49)     17,218
States and political subdivisions      10,478         263         (15)     10,726
Other securities                        1,175           1          (3)      1,173
                                      -------        ----       -----     -------
  Total                               $42,005        $650       $ (78)    $42,577
                                      =======        ====       =====     =======

                             BANCFIRST CORPORATION

The table belows summarizes the amortized cost and estimated market values of securities available for sale:

                                                  GROSS        GROSS     ESTIMATED
                                     AMORTIZED  UNREALIZED  UNREALIZED    MARKET
                                        COST      GAINS       LOSSES       VALUE
                                     ---------  ----------  ----------   ---------
DECEMBER 31, 1997
U.S. Treasury                         $205,706      $2,149       $ (72)   $207,783
Other federal agencies                  14,044         227        (291)     13,980
Mortgage backed securities              41,163         421         (31)     41,553
States and political subdivisions        1,137          10          (1)      1,146
Other securities                         7,846          --          --       7,846
                                      --------      ------        ----    --------
    Total                             $269,896      $2,807       $(395)   $272,308
                                      ========      ======       =====    ========
DECEMBER 31, 1996
U.S. Treasury                         $177,213      $1,267       $(531)   $177,949
Other federal agencies                  15,206         427        (172)     15,461
Mortgage backed securities              48,640         411        (228)     48,823
States and political subdivisions        1,286           2          (4)      1,284
Other securities                         7,061          --         (10)      7,051
                                      --------      ------        ----    --------
    Total                             $249,406      $2,107       $(945)   $250,568
                                      ========      ======       =====    ========
DECEMBER 31, 1995
U.S. Treasury                         $170,388      $2,179       $(444)   $172,123
Other federal agencies                  12,224         355         (19)     12,560
Mortgage backed securities              31,417         557        (226)     31,748
States and political subdivisions          662          --          (5)        657
Other securities                         4,020          --          --       4,020
                                      --------      ------        ----    --------
    Total                             $218,711      $3,091       $(694)   $221,108
                                      ========      ======       =====    ========

  The maturities of securities held for investment and available for sale are summarized below. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

                             BANCFIRST CORPORATION



                                                         DECEMBER 31,
                                            ------------------------------------------
                                                     1997               1996
                                            ---------------------  -------------------
                                                       ESTIMATED             ESTIMATED
                                              BOOK      MARKET      BOOK      MARKET
                                              VALUE      VALUE      VALUE      VALUE
                                            ---------  ---------  ---------  ---------
HELD FOR INVESTMENT
Contractual maturity of debt securities:
 Within one year                             $  7,846   $  7,876   $  3,943   $  3,966
 After one year but within five years          13,036     13,268     15,814     16,016
 After five years but within ten years          9,753      9,909      9,720      9,840
 After ten years                                7,400      7,652      3,812      3,831
                                            ---------  ---------  ---------  ---------
    Total                                    $ 38,035   $ 38,705   $ 33,289   $ 33,653
                                            =========  =========  =========  =========
                                                       ESTIMATED             ESTIMATED
                                            AMORTIZED    MARKET    AMORTIZED  MARKET
                                              COST       VALUE       COST     VALUE
                                            ---------  ---------  ---------  ---------
AVAILABLE FOR SALE
Contractual maturity of debt securities:
 Within one year                             $ 48,994   $ 49,110   $ 61,980   $ 60,868
 After one year but within five years         198,133    200,300    159,114    161,348
 After five years but within ten years          8,377      8,448     11,369     11,496
 After ten years                                8,546      8,604     11,882     11,795
                                            ---------  ---------  ---------  ---------
    Total debt securities                     264,050    266,462    244,345    245,507
Equity securities                               5,846      5,846      5,061      5,061
                                            ---------  ---------  ---------  ---------
    Total                                    $269,896   $272,308   $249,406   $250,568
                                            =========  =========  =========  =========


 Sales of securities are summarized below:

                         YEAR ENDED DECEMBER 31,
                       --------------------------
                         1997     1996      1995
                         -----   -----      -----
Proceeds                 $ 817   $16,315   $4,239

Gross gains realized         1       189      172

Gross losses realized       --         1       61


  Securities having book values of $216,315, $208,153 and $197,904 at December 31, 1997, 1996 and 1995, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

                             BANCFIRST CORPORATION

(5)  LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The following is a schedule of loans outstanding by category:

                                       DECEMBER 31, 1997      DECEMBER 31, 1996
                                     ---------------------  --------------------
                                       AMOUNT    PERCENT     AMOUNT     PERCENT
                                     ---------- ----------  --------- ----------
Commercial and industrial              $183,115    21.35%   $168,325      22.04%
Agriculture                              32,455     3.78      28,128       3.68
State and political subdivisions:
   Taxable                                  273     0.03         419       0.05
   Tax-exempt                             6,664     0.78       4,711       0.62
Oil and gas production                   11,527     1.34       5,826       0.76
Real Estate:
   Construction                          46,662     5.44      37,555       4.92
   Farmland                              18,871     2.20      15,111       1.98
   One to four family residences        194,386    22.66     196,804      25.78
   Multifamily residential properties    15,191     1.77      12,055       1.58
   Commercial                           181,265    21.13     139,626      18.29
Consumer                                102,549    11.96     100,075      13.11
Guaranteed student loans                 43,022     5.01      37,288       4.88
Credit card receivables                   2,267     0.26       1,854       0.24
Other                                    19,649     2.29      15,782       2.07
                                     ---------- --------    --------   --------
   Total loans                         $857,896   100.00%   $763,559     100.00%
                                     ========== ========    ========    =======


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

                             BANCFIRST CORPORATION

   Changes in the allowance for possible loan losses are summarized as follows:

                                        YEAR ENDED DECEMBER 31,
                                     -----------------------------
                                      1997       1996       1995
                                     -------    -------    -------
Balance at beginning of year         $11,945    $10,646    $ 9,729
                                     -------    -------    -------
Charge-offs                           (1,240)    (1,067)    (1,013)
Recoveries                               597        413        561
                                     -------    -------    -------
   Net (charge-offs) recoveries         (643)      (654)      (452)
                                     -------    -------    -------
Provisions charged to operations         982        994        855
Additions from acquisitions               --        959        514
                                     -------    -------    -------
   Total additions                       982      1,953      1,369
                                     -------    -------    -------
Balance at end of year               $12,284    $11,945    $10,646
                                     =======    =======    =======


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

                   Balance                                           Balance
    Year Ended    Beginning                       Amounts             End of
   December 31,    of Year      Additions        Collected             Year
   ------------   ---------     ---------        ---------           -------
        1995        $1,190       $  750             $  387            $1,553
        1996         1,553        2,444                819             3,178
        1997         3,178        6,065              1,415             7,828

Interest income attributable to related party loans amounted to $221, $162 and $94, in 1997, 1996 and 1995, respectively.

   Below is a summary of the amount included in the allowance for possible loan losses for loans considered to be impaired under FAS 114.

                                                    YEAR ENDED
                                                  DECEMBER 31,
                                               ------------------
                                                  1997     1996
                                               --------- --------
Allowance for possible loss on impaired loans     $1,858   $2,148

Recorded balance of impaired loans                 5,531    6,056


                             BANCFIRST CORPORATION

(6)  PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment by classification:

                                         DECEMBER 31,
                                    --------------------
                                       1997       1996
                                    ---------  ---------
Land                                 $  7,247   $  7,242
Buildings                              31,216     31,069
Furniture, fixtures and equipment      18,244     18,513
Accumulated depreciation              (23,109)   (23,268)
                                    ---------   --------
   Total                             $ 33,598   $ 33,556
                                    =========  =========

(7)  INTANGIBLE ASSETS

     The following is a summary of intangible assets, net of accumulated amortization:

                                                        DECEMBER 31,
                                                     ------------------
                                                       1997      1996
                                                     --------  --------
Excess of cost over fair value of assets acquired     $10,937   $12,861
Core deposit intangibles                                1,555     1,999
Organization costs                                         --         2
Trademarks                                                  8         9
                                                      -------   -------
 Total                                                $12,500   $14,871
                                                      =======   =======

(8)  TIME DEPOSITS

     Certificates of deposit in denominations of $100 or more totaled $138,441 and $113,123 at December 31, 1997 and 1996, respectively.


(9)  SHORT-TERM BORROWINGS

     The following is a summary of short-term borrowings:

                                   DECEMBER 31,
                                -------------------
                                    1997      1996
                                ---------  --------
Federal funds purchased            $3,696    $3,414

Repurchase agreements               2,320        --
                                ---------  --------
   Total                           $6,016    $3,414
                                =========  ========
Weighted average interest rate       5.35%     4.81%
                                =========  ========

   Federal funds purchased represents borrowings of overnight funds from other financial institutions.

                             BANCFIRST CORPORATION

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

(11) LONG-TERM BORROWINGS

     In 1995 the Company began borrowing under a line of credit from the Federal Home Loan Bank of Topeka, Kansas in order to match-fund certain long-term fixed rate loans. Such advances are at rates of from 5.93% to 7.21% and mature from 2003 through 2011. Interest on the advances is payable monthly. Semiannual principal payments on the advances total $97.

     In December 1996, the Company borrowed $5,000 under the line of credit to fund general loan growth. This advance is at a rate of 5.97% and matures December 1998. Interest on the advance is payable monthly.

     Residential first mortgages are pledged as collateral for the borrowings under the line of credit.

(12) 9.65% CAPITAL SECURITIES

     In January 1997, BancFirst Corporation established BFC Capital Trust I (the "Trust"), a trust formed under the Delaware Business Trust Act. In February 1997, the Trust issued $25,000 of aggregate liquidation amount of 9.65% Capital Securities, Series A (the "Capital Securities"). The proceeds from the sale of the Capital Securities were invested in 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the "Debentures") of BancFirst Corporation. The Series A Capital Securities and Debentures were subsequently exchanged for Series B Capital Securities and Debentures, pursuant to a Registration Rights Agreement. The terms of the Series A and Series B securities are identical in
all material respects.   Distributions on the Capital Securities are payable
January 15 and July 15 of each year. Such distributions may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the Capital Securities is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Capital Securities represent an undivided interest in the Debentures, are guaranteed by BancFirst Corporation, and are presented as long-term debt in the Company's consolidated financial statements, but qualify as Tier 1 regulator capital. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

                             BANCFIRST CORPORATION

(13) INCOME TAXES

     The components of the Company's income tax expense are as follows:

                               YEAR ENDED DECEMBER 31,

                             1997       1996       1995
                           --------   --------   --------
Current taxes:  Federal     $(7,669)   $(8,091)   $(6,993)

                State          (839)    (1,039)      (904)

Deferred taxes                  256       (301)       334
                           --------   --------    -------
   Total income taxes       $(8,252)   $(9,431)   $(7,563)
                           ========   ========    =======

   Income tax expense applicable to securities transactions approximated $1, $6 and $19 for the years ended December 31, 1997, 1996 and 1995, respectively.

   At December 31, 1997, the Company had net operating loss carryforwards for tax purposes of approximately $1,291. If not utilized, the tax net operating loss carryforwards will expire as follows: $59 in 2000, $159 in 2001, $142 in 2004, and $931 in 2010.

   A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes follows:

                                                     YEAR ENDED DECEMBER 31,

                                                   1997       1996       1995
                                                 --------   --------   --------
Tax expense at the federal statutory tax rate     $(8,400)   $(8,582)   $(7,141)

  (Increase) decrease in tax expense from:

   Tax-exempt income, net                             387        367        400

   Excess cost amortization                          (522)      (474)      (332)

   State tax expense, net of federal tax benefit     (570)      (662)      (600)

   Other, net                                         853        (80)       110
                                                  -------    -------    -------
   Total tax expense                              $(8,252)   $(9,431)   $(7,563)
                                                  =======    =======    =======

                             BANCFIRST CORPORATION

 The net deferred tax asset consisted of the following:

                                                           DECEMBER 31,
                                                      -------------------
                                                          1997      1996
                                                      ---------   -------
Provisions for possible loan losses                     $ 3,989   $ 3,511
Discount on securities of banks acquired                    275       400
Write-downs of other real estate owned                      106       277
Net operating loss carryforwards                            452       489
Provision for contingent losses                              17         2
Other                                                       285       300
                                                      ---------   -------
Gross deferred tax assets                                 5,124     4,979
                                                      ---------   -------
Unrealized net gain on securities available for sale       (844)     (407)
Depreciation                                             (1,460)   (1,361)
Other                                                      (123)     (324)
                                                      ---------   -------
Gross deferred tax liabilities                           (2,427)   (2,092)
                                                      ---------   -------
Net deferred tax asset                                  $ 2,697   $ 2,887
                                                      =========   =======

(14) EMPLOYEE BENEFITS

   In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the "ESOP") effective January 1, 1985. The ESOP covers all eligible employees, as defined in the ESOP, of the Company and its subsidiaries. The ESOP allows employees to defer up to 12% of their base salary, of which the Company may match 50%, but not to exceed 3% of their base salary. In addition, the Company may make discretionary contributions to the ESOP, as determined by the Company's Board of Directors. The aggregate amounts of contributions by the Company to the ESOP for the years ended December 31, 1997, 1996 and 1995, were approximately $1,050, $841 and $621, respectively.

   The Company also adopted a nonqualified incentive stock option plan (the "ISOP") in May 1986. In 1996, the Company amended the ISOP to increase the number of shares to be issued under the plan and increase the life of the options. The maximum number of common shares approved to be issued under the ISOP is 650,000. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of grant. Options granted beginning in 1996 and later expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 1997 will become exercisable through the year 2004. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for the ISOP. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") was issued in 1995 which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of the ISOP. Adoption of the cost recognition provisions of FAS 123 is optional and the Company has elected to not adopt such provisions. However, pro forma disclosures as if the Company adopted the cost recognition provisions of FAS 123 in 1995 are required and are presented below. A summary of the options granted under the ISOP is as follows:

                             BANCFIRST CORPORATION

                                             YEAR ENDED DECEMBER 31,
                              ------------------------------------------------------
                                    1997                1996              1995
                              -----------------  -----------------   ---------------
                              OPTIONS    AVG.     OPTIONS    AVG.    OPTIONS    AVG.
                                        PRICE               PRICE              PRICE
                              -------   -----     -------   -----    -------   -----
Outstanding at beginning
 of year                      501,750    $12.39   384,125   $ 8.62   421,625   $ 8.01

Options granted                84,000     30.99   136,000    22.29    25,000    17.23
Options exercised
or repurchased               (123,125)     6.87   (18,375)    6.79   (56,250)    6.59
Options canceled              (17,500)    19.92        --       --    (6,250)      --
                           ----------          ----------         ----------
Outstanding at end of
 year                         445,125     17.14   501,750    12.39   384,125     8.62
                            ==========          ==========         ==========
Exercisable at end of
 year                         133,625      8.19   219,625     6.67   209,875     6.62
                           ==========          ==========         ==========
Weighted average fair
 value of options granted    $  10.16            $   6,61            $  8.75
                           ==========          ==========         ==========

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 1.5% to 2%; risk-free interest rates are different for each grant and range from 5.56% to 7.74%; the expected lives of the options are eight years; and volatility of from 17.77% to 19.19% for all grants (based upon monthly high stock prices for the most recent four year period).

   A summary of options outstanding as of December 31, 1997 is as follows:

              OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
--------------------------------------------------------  ------------------------
                                   WGTD AVG.
                                   REMAINING   WGTD. AVG.               WGTD. AVG.
     RANGE OF          NUMBER     CONTRACTUAL  EXERCISE       NUMBER     EXERCISE
 EXERCISE PRICES    OUTSTANDING      LIFE        PRICE     EXERCISABLE     PRICE
 ----------------  -------------  -----------  ----------  ------------  -----------
$6.50 to $10.00       163,500         3.08      $ 6.89       122,750      $ 6.71

$10.01 to $32.88      281,625        12.33      $23.09        10,875      $24.85
                      -------                                -------
$6.50 to $32.88       445,125         8.93      $17.14       133,625      $ 8.19
                      =======                                =======

                             BANCFIRST CORPORATION

                                      YEAR ENDED DECEMBER 31,
                -----------------------------------------------------------------
                            1997              1996                1995
                -----------------------------------------------------------------
                     AS                   AS                    AS
                  REPORTED  PRO FORMA  REPORTED   PRO FORMA   REPORTED  PRO FORMA
                ----------  ---------  ---------  ----------  --------  ---------
APB 25 charge     $    --   $    --    $    --     $    --    $    --    $    --
FAS 123 charge    $    --   $   158    $    --     $    78    $    --    $    32
Net income        $15,749   $15,591    $15,088     $15,037    $12,839    $12,818
Net income per
share:
   Basic          $  2.48   $  2.45    $  2.41     $  2.40    $  2.07    $  2.07
   Diluted        $  2.41   $  2.39    $  2.32     $  2.31    $  2.01    $  2.00


   The effects of Applying FAS 123 to the pro forma disclosure are not indicative of future results. FAS 123 does not apply to grants of options prior to 1995 and the Company anticipates making additional grants in the future.


(15)  STOCKHOLDERS' EQUITY


     The following is a description of the capital stock of the Company:

     (a) Senior Preferred Stock: $1.00 par value; 10,000,000 shares authorized; no shares issued or outstanding. Shares may be issued with such voting, dividend, redemption, sinking fund, conversion, exchange, liquidation and other rights as shall be determined by the Company's Board of Directors, without approval of the stockholders. The Senior Preferred Stock would have a preference over common stock as to payment of dividends, as to the right to distribution of assets upon redemption of such shares or upon liquidation of the Company.

     (b) Common stock: $1 par value; 7,500,000 shares authorized. Shares issued and outstanding were 6,345,429 shares at December 31, 1997 and 6,400,338 shares at December 31, 1996.

     In March 1995, the Company adopted a Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 200,000 shares of the Company's common stock. In 1997 the SRP was amended to increase the shares authorized to be repurchased to 350,000. The SRP is to be used for purchases of stock by the Company's ESOP, and may also be used to enhance earnings per share, provide stock for the exercise of stock options under the Company's ISOP or to provide additional market liquidity for the stock. During 1997, the Company purchased and canceled 37,900 shares and the ESOP purchased 20,000 shares. No purchases were made under the SRP during 1996. During 1995, the Company purchased and canceled 62,440 shares and the ESOP purchased 30,684 shares.

     BancFirst Corporation's ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At December 31, 1997, approximately $17,178 of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

   During any deferral period or any event of default on the 9.65% Capital Securities, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

                             BANCFIRST CORPORATION

   The Company is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System. These guidelines are used to evaluate capital adequacy and include the required minimums shown below.

                                  MINIMUM        DECEMBER 31,
                                              -------------------
                                  REQUIRED      1997       1996
                                -----------   --------   --------
          Tier 1 capital                      $133,894   $ 96,500

          Total capital                        144,563    105,826

          Leverage ratio              3.00%      10.04%      7.90%

          Tier 1 capital ratio        4.00%      15.72%     12.98%

          Total capital ratio         8.00%      16.97%     14.23%

   To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. The regulatory agencies are required by law to take specific prompt action with respect to institutions that do not meet the minimum capital standards. As of December 31, 1997 and 1996, BancFirst was considered to be "well capitalized".

                             BANCFIRST CORPORATION

(16) EARNINGS PER COMMON SHARE

     Basic and diluted earnings per common share is calculated as follows:

                                              INCOME        SHARES       PER SHARE
                                            (NUMERATOR)  (DENOMINATOR)    AMOUNT
                                          -------------  -------------  -----------
YEAR ENDED DECEMBER 31, 1997
----------------------------

BASIC

Income available to common stockholders    $   15,749      6,355,242     $     2.48
                                                                         ==========
Effect of stock options                            --        177,669
                                           ----------      ---------
DILUTED

Income available to common stockholders
 plus assumed exercises of stock options   $   15,749      6,532,911     $     2.41
                                           ==========      =========     ==========
YEAR ENDED DECEMBER 31, 1996
----------------------------

BASIC

Income available to common stockholders    $  $15,088      6,268,726     $     2.41
                                                                         ==========
Effect of stock options                            --        229,312
                                           ----------     ----------
DILUTED

Income available to common stockholders
 plus assumed exercises of stock options   $   15,088      6,498,038     $     2.32
                                           ==========      =========     ==========
YEAR ENDED DECEMBER 31, 1995
----------------------------

BASIC

Income available to common stockholders    $   12,839      6,205,717     $     2.07
                                           ==========      =========     ==========

Effect of stock options                            --        190,942
                                           ----------      ---------
DILUTED

Income available to common stockholders
 plus assumed exercises of stock options   $   12,839      6,396,659     $     2.01
                                           ==========      =========     ==========


          Below is the number and average exercise price of options that were excluded from the computation of diluted earnings per common share for each year because the options' exercise prices were greater than the average market price of the common shares.

                                       AVERAGE
                                       EXERCISE
                               SHARES   PRICE
                              -------- ----------

          December 31, 1997    41,500     $32.77

          December 31, 1996    35,500     $25.88

          December 31, 1995        --     $   --

                             BANCFIRST CORPORATION

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

                                BALANCE SHEET      DECEMBER 31,
                                             ----------------------
ASSETS                                           1997       1996
                                             -----------   --------
   Cash                                         $  8,530   $    568
   Securities                                      2,000      2,000
   Loans (net of unearned interest)                4,949      6,580
   Investment in subsidiaries, at equity         127,812     97,371
   Intangible assets                               2,411      3,218
   Deferred tax asset                                 85        154
   Other assets                                    3,828      2,596
                                             -----------   --------
      Total assets                              $149,615   $112,487
                                             ===========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Miscellaneous liabilities                    $  1,681   $    391

   9.65% Capital Securities                       25,000         --

   Stockholders' equity                          122,934    112,096
                                             -----------   --------
      Total liabilities and stockholders'
       equity                                   $149,615   $112,487
                                             ===========   ========


                    STATEMENT OF INCOME

                                                YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                                1997      1996       1995
                                            ----------  --------    -------
OPERATING INCOME
 Dividends from subsidiaries                   $12,593   $10,149    $ 5,075
 Interest:
  Loans                                            824       493         --
  Interest-bearing deposits                        365       116         36
  Securities                                       119        35          1
 Other                                               2       170         58
                                            ----------  --------    -------
 Total operating income                         13,903    10,963      5,170
                                            ----------  --------    -------
OPERATING EXPENSE
 Interest                                        2,214        --         16
 Amortization                                      807       812        814
 Other                                              59        55         41
                                            ----------  --------    -------
Total operating expense                          3,080       867        871
                                            ----------  --------    -------
Income before income taxes and equity in
 undistributed earnings of subsidiaries         10,823    10,096      4,299

Allocated income tax (expense) benefit             769      (170)       222
                                            ----------  --------    -------
Income before equity in undistributed
 earnings of subsidiaries                       11,592     9,926      4,521

Equity in undistributed earnings
 of subsidiaries                                 4,157     5,162      8,318
                                            ----------  --------    -------
 Net income                                    $15,749   $15,088    $12,839
                                            ==========  ========    =======

                             BANCFIRST CORPORATION

                            STATEMENT OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,

                                                                                   1997       1996       1995
                                                                               ----------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $ 15,749   $ 15,088   $ 12,839
Adjustments to reconcile to net cash provided (used) by operating activities:
  Amortization                                                                        807        812        814
  Net income of subsidiaries                                                      (16,750)   (15,311)   (13,393)
  Increase in dividends receivable                                                   (965)    (2,537)        --
  (Increase) decrease in deferred tax asset                                            69         43        (13)
  Other, net                                                                        3,559       (698)       766
                                                                               ----------   --------   --------
 Net cash provided (used) by operating activities                                   2,469     (2,603)     1,013
                                                                               ----------   --------   --------
INVESTING ACTIVITIES
   Cash dividends received from subsidiaries                                       11,628     10,149      5,075
   Purchases of stock of subsidiaries                                             (25,515)      (770)        --
   Net cash from acquisitions and mergers                                              --        305       (320)
   Purchases of securities                                                             --     (2,000)        --
   Proceeds from sale of securities                                                    --        180        (21)
   Purchase of loans                                                                   --     (6,335)      (525)
   Net other decrease in loans                                                      1,630        281         --
   Other, net                                                                          20         --         99
                                                                               ----------   --------   --------
      Net cash provided by investing activities                                   (12,237)     1,810      4,308
                                                                               ----------   --------   --------
FINANCING ACTIVITIES
   Issuance of common stock                                                           412        125        370
   Issuance of 9.65% Capital Securities                                            23,972         --         --
   Purchases of common stock                                                       (4,107)        --     (1,029)
   Cash dividends paid                                                             (2,547)    (1,996)    (1,737)
                                                                               ----------   --------   --------
      Net cash used by financing activities                                        17,730     (1,871)    (2,396)
                                                                               ----------   --------   --------
Net increase (decrease) in cash                                                     7,962     (2,664)     2,925
Cash at the beginning of the year                                                     568      3,232        307
                                                                               ----------   --------   --------
Cash at the end of the year                                                      $  8,530   $    568   $  3,232
                                                                               ==========   ========   ========
SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest                                           $  1,085   $     --   $     16
                                                                               ==========   ========   ========
Cash paid (received) during the year for income taxes, net                       $ (1,539)  $    220   $   (296)
                                                                               ==========   ========   ========

                             BANCFIRST CORPORATION

(18)  RELATED PARTY TRANSACTIONS


   BancFirst has provided item processing and correspondent services to
affiliated institutions.   By year-end 1996, all of these institutions had been
merged with BancFirst or sold to other nonaffiliated owners. Service charges to these affiliate institutions for December 31, 1996 and 1995 totaled $69 and $121, respectively.

   The Company purchases supplies, furniture and equipment from an affiliated company. During the years ended December 31, 1997, 1996 and 1995, such purchases totaled $114, $144 and $95, respectively.

   The Company also sells credit life and credit accident and health insurance policies for an affiliated insurance company. The Company retains a 40% commission for such sales, which is the maximum amount permitted by law. Net premiums paid to the affiliated insurance company for the years ended December 31, 1997, 1996 and 1995 were $645, $755 and $763, respectively.

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

                              DECEMBER 31,
                   ---------------------------------
                       1997       1996       1995
                   -----------   --------   --------
Loan commitments      $200,565   $153,030   $117,418

Letters of credit       14,502      7,992      8,386


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

   The Company leases office space in three buildings and two parcels of land on which it owns buildings. These leases expire at various dates through 2016.
The future minimum rental payments under these leases are as follows:

                             BANCFIRST CORPORATION

YEAR ENDING DECEMBER 31:
           1998              $  461

           1999                 426

           2000                 408

           2001                 413

           2002                 406

       Later years            1,426
                          ---------
          Total              $3,540
                          =========


   Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $465, $435 and $133 during 1997, 1996 and 1995, respectively.

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

LOANS

   For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. For residential mortgage loans held for sale, guaranteed student loans and participation in pools of credit card receivables, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

   The estimated fair values of the Company's financial instruments are as follows:

                                                             DECEMBER 31,
                                         --------------------------------------------------
                                                    1997                       1996
                                           -----------------------   ----------------------
                                            CARRYING                 CARRYING
                                             AMOUNT     FAIR VALUE    AMOUNT     FAIR VALUE
                                           ----------   ----------   --------    ----------
FINANCIAL ASSETS
   Cash and due from banks                 $   69,799   $   69,799  $   76,939   $   76,939
   Federal funds sold                          40,600       40,600      44,785       44,785
   Securities                                 310,343      311,013     283,857      284,221
   Loans:
      Loans (net of unearned interest)        857,896                  763,559
      Allowance for possible loan losses      (12,284)                 (11,945)
                                           ----------               ----------
            Loans, net                        845,612      845,852     751,614      752,428
FINANCIAL LIABILITIES
   Deposits                                 1,175,110    1,175,090   1,105,453    1,105,358
   Short-term borrowings                        6,016        6,016       3,414        3,414
   Long-term borrowings                         7,051        7,051       6,636        6,636
   9.65% Capital Securities                    25,000       27,908          --           --
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
   Loan commitments                                          1,314                    1,002
   Letters of credit                                           109                       60

                             BANCFIRST CORPORATION

(21) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  A summary of the unaudited quarterly results of operations for the years ended December 31, 1997 and 1996 is as follows:

                                                     QUARTER
                                       --------------------------------------
1997                                   FOURTH     THIRD    SECOND     FIRST
----                                   -------   -------   -------   --------
Net interest income                    $15,062   $14,564   $14,212   $13,862

Provision for possible loan losses         537       162       186        96

Noninterest income                       4,159     4,018     3,836     3,807

Noninterest expense                     12,775    12,223    12,026    11,514

Net income                               4,232     4,108     3,648     3,761

Earnings per common share:

  Basic                                   0.67      0.65      0.58      0.59

  Diluted                                 0.65      0.62      0.55      0.57

1996
----

Net interest income                    $14,238   $14,000   $13,525   $12,021

Provision for possible loan losses         145       432       319        98

Noninterest income                       3,854     3,766     4,017     3,361

Noninterest expense                     11,445    11,134    10,978     9,713

Net income                               3,868     3,917     3,802     3,501

Earnings per common share:

  Basic                                   0.61      0.63      0.61      0.56

  Diluted                                 0.58      0.61      0.59      0.54

                               INDEX TO EXHIBITS

                              Description                             Page number at which exhibit appears
                                                                      in sequentially numbered pages
-----------------------------------------------                --------------------------------------
2.1             Agreement and Plan of Reorganization                     Exhibit 2.4 to the Company's
                                                                         Quarterly Report on Form 10-Q
                dated October 28, 1994                                   for the quarter ended September 30,
                                                                         1994 and incorporated
                                                                         herein by reference.

2.2             Agreement and Plan of Reorganization                     Exhibit 2.2 to the Company's
                                                                         Quarterly Report on Form 10-Q
                dated September 16, 1995 between                         for the quarter ended September 30,
                                                                         1995 and incorporated herein by
                BancFirst and City Bankshares, Inc.                      reference.


2.3             Agreement dated September 16, 1995                       Exhibit 2.3 to the Company's
                                                                         Quarterly Report on Form 10-Q
                between BancFirst and William O.                         for the quarter ended September 30,

                Johnstone.                                               herein by reference.


2.4             Purchase and Assumption agreement                        Exhibit 2.4 to the Company's
                                                                         Quarterly Report on Form 10-Q
                between NationsBank, N.A.                                for the quarter ended September 30,
                                                                         1997 and incorporated
                and BancFirst dated September 26, 1997.                  herein by reference.


3.1             Amended and Restated Certificate of                      Exhibit 33 to the Company's
                                                                         Registration Statement on Form
                Incorporation.                                           S-2, File No. 33-58804, and
                                                                         incorporated herein by reference.


3.2             Certificate of Amendment to the Amended                  Exhibit 3.2 to the Company's Annual
                                                                         Report on Form 10-K
                and Restated Certificate of                              for the fiscal year ended December
                Incorporation.                                           31, 1993 and incorporated
                                                                         herein by reference.


3.3             Certificate of Amendment to the Amended                  Exhibit 3.0 to the Company's
                                                                         Quarterly Report on Form 10-Q
                and Restated Certificate of                              for the quarter ended September 30,
                Incorporation.                                           1996 and incorporated
                                                                         herein by reference.


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


4.1             Amended and Restated Declaration of                      Exhibit 4.1 to the Company's
                Trust of                                                 Current Report on Form 8-K
                BFC Capital Trust I dated as of                          dated February 4, 1997 and
                February 4, 1997.                                        incorporated herein by reference.


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


4.3             Series A Capital Securities Guarantee                    Exhibit 4.3 to the Company's
                Agreement                                                Current Report on Form 8-K
                dated as of February 4, 1997.                            dated February 4, 1997 and
                                                                         incorporated herein by reference.


10.10           United Community Corporation (now                        Exhibit 10.09 to the Company's
                                                                         Registration Statement
                BancFirst Corporation) Stock Option                      on Form S-4, File No. 33-13016 and
                Plan.                                                    incorporated herein by reference.


10.12           BancFirst Corporation Employee Stock                     Exhibit 10.12 to the Company's
                                                                         Annual Report on Form 10-K
                Ownership and Thrift Plan.                               for the fiscal year ended December
                                                                         31, 1992 and incorporated
                                                                         herein by reference.


22.1*           Subsidiaries

27.1*           Financial Data Schedule for the year ended December 31, 1997.

27.2*           Financial Data Schedule for the quarter ended September 30, 1997.

27.3*           Financial Data Schedule for the quarter ended June 30, 1997.

27.4*           Financial Data Schedule for the quarter ended March 31, 1997.

27.5*           Financial Data Schedule for the year ended December 31, 1996.

27.6*           Financial Data Schedule for the quarter ended September 30, 1996.

27.7*           Financial Data Schedule for the quarter ended June 30, 1996.

27.8*           Financial Data Schedule for the quarter ended March 31, 1996.

27.9*           Financial Data Schedule for the year ended December 31, 1995.

------------------------------
*Filed herewith
