Form 10-Q
period 1998-03-31
BANCFIRST CORP /OK/
filed 1998-05-15
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998



                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD
FROM_________________________to________________________



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


                 ---------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)


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


  As of April 30, 1998 there were 6,363,179 shares of the registrant's Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

                             BANCFIRST CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)

                                                                            MARCH 31,                DECEMBER 31,
                                                                ---------------------------------
                                                                      1998             1997              1997
                                                                ----------------  ---------------   ---------------
 ASSETS
 Cash and due from banks                                            $   102,916      $    67,421       $    69,652
 Interest-bearing deposits with banks                                       100               62               147
 Securities (market value: $397,675, $302,985
  and $311,013, respectively)                                           396,911          302,760           310,343
 Federal funds sold                                                      29,000           32,670            40,600
 Loans:
   Total loans (net of unearned interest)                               926,769          783,296           857,896
   Allowance for possible loan losses                                   (12,699)         (11,925)          (12,284)
                                                                    -----------      -----------       -----------
     Loans, net                                                         914,070          771,371           845,612
 Premises and equipment, net                                             35,719           33,556            33,598
 Other real estate owned                                                    684            1,239               915
 Intangible assets, net                                                  22,364           13,889            12,500
 Accrued interest receivable                                             14,000           11,043            11,357
 Other assets                                                            17,091           17,903            21,065
                                                                    -----------      -----------       -----------
     Total assets                                                   $ 1,532,855      $ 1,251,914       $ 1,345,789
                                                                    ===========      ===========       ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Noninterest-bearing                                              $   287,597      $   235,844       $   269,089
   Interest-bearing                                                   1,070,056          860,442           906,021
                                                                    -----------      -----------       -----------
     Total deposits                                                   1,357,653        1,096,286         1,175,110
 Short-term borrowings                                                    5,061            1,291             6,016
 Long-term borrowings                                                     7,024            6,587             7,051
 9.65% Capital Securities                                                25,000           25,000            25,000
 Accrued interest payable                                                 6,159            4,734             5,722
 Other liabilities                                                        5,465            5,056             3,956
                                                                    -----------      -----------       -----------
     Total liabilities                                                1,406,364        1,138,954         1,222,855
                                                                    -----------      -----------       -----------
 Commitments and contingent liabilities
 Stockholders' equity:
   Common stock                                                           6,363            6,339             6,345
   Capital surplus                                                       36,157           35,083            36,008
   Retained earnings                                                     82,238           71,862            79,032
   Accumulated other comprehensive income                                 1,733             (324)            1,549
                                                                    -----------      -----------       -----------
     Total stockholders' equity                                         126,491          112,960           122,934
                                                                    -----------      -----------       -----------
     Total liabilities and stockholders' equity                     $ 1,532,855      $ 1,251,914       $ 1,345,789
                                                                    ===========      ===========       ===========

 See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                              --------------------
                                                1998        1997
                                              --------    --------
INTEREST INCOME
Loans, including fees                         $ 20,897    $ 18,164
Interest-bearing deposits with banks                 2          19
Securities:
  Taxable                                        4,795       4,513
  Tax-exempt                                       283         153
Federal funds sold                                 497         350
                                              --------    --------
    Total interest income                       26,474      23,199
                                              --------    --------
INTEREST EXPENSE
Deposits                                        10,200       8,847
Short-term borrowings                              153          21
Long-term borrowings                               107          96
9.65% Capital Securities                           614         373
                                              --------    --------
    Total interest expense                      11,074       9,337
                                              --------    --------
Net interest income                             15,400      13,862
Provision for possible loan losses                 577          96
                                              --------    --------
    Net interest income after provision for
      possible loan losses                      14,823      13,766
                                              --------    --------
NONINTEREST INCOME
Service charges on deposits                      2,597       2,481
Securities transactions                              -           -
Other                                            1,779       1,326
                                              --------    --------
    Total noninterest income                     4,376       3,807
                                              --------    --------
NONINTEREST EXPENSE
Salaries and employee benefits                   7,587       6,550
Occupancy and fixed assets expense, net            765         763
Depreciation                                       819         709
Amortization                                       552         533
Data processing services                           380         370
Net expense from other real estate owned            23          62
Other                                            2,747       2,527
                                              --------    --------
    Total noninterest expense                   12,871      11,514
                                              --------    --------
Income before taxes                              6,328       6,059
Income tax expense                              (2,358)     (2,298)
                                              --------    --------
    Net income                                   3,970       3,761
Other comprehensive income, net of tax:
  Unrealized gains on securities                   184      (1,060)
                                              --------    --------
     Comprehensive income                     $  4,154    $  2,701
                                              ========    ========
NET INCOME PER COMMON SHARE
Basic                                         $   0.62    $   0.59
                                              ========    ========
Diluted                                       $   0.60    $   0.57
                                              ========    ========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ----------------------
                                                                           1998         1997
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                    $   3,791    $  11,872
                                                                        ---------    ---------
INVESTING ACTIVITIES
Cash and due from banks used for acquisitions                              93,486       (4,954)
Purchases of securities:
  Held for investment                                                     (95,254)        (157)
  Available for sale                                                       (2,391)     (37,305)
Maturities of securities:
  Held for investment                                                         767        1,054
  Available for sale                                                       10,520       16,000
Proceeds from sales of securities:
  Held for investment                                                         187          105
  Available for sale                                                            -            -
Net decrease in federal funds sold                                         11,600       12,115
Purchases of loans                                                         (3,934)      (2,023)
Proceeds from sales of loans                                               21,667       23,843
Net other increase in loans                                               (56,245)     (41,810)
Purchases of premises and equipment                                        (1,201)      (1,624)
Proceeds from sales of other real estate owned and repossessed assets         492          307
Other, net                                                                     83        1,279
                                                                        ---------    ---------
    Net cash used for investing activities                                (20,223)     (33,170)
                                                                        ---------    ---------
FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits        21,903      (27,356)
Net increase in certificates of deposit                                    29,322       18,189
Net decrease in short-term borrowings                                        (955)      (2,123)
Net decrease in long-term borrowings                                          (26)         (49)
Issuance of 9.65% Capital Securities                                            -       25,000
Issuance of common stock                                                      166           98
Purchase and retirement of common stock                                         -       (1,277)
Cash dividends paid                                                          (761)        (640)
                                                                        ---------    ---------
    Net cash provided by financing activities                              49,649       11,842
                                                                        ---------    ---------
Net increase (decrease) in cash and due from banks                         33,217       (9,456)
Cash and due from banks at the beginning of the period                     69,799       76,939
                                                                        ---------    ---------
Cash and due from banks at the end of the period                        $ 103,016    $  67,483
                                                                        ---------    ---------

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest                                $  10,636    $   8,543
                                                                        =========    =========
Cash paid during the period for income taxes                            $      23    $    --
                                                                        =========    =========

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

     The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 1997, the date of the most recent annual report. Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


     The preparation of financial statements in conformity with generally accepted accounting principles inherently involves the use of estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. Such estimates and assumptions may change over time and actual amounts may differ from those reported.

(2)  MERGERS, ACQUISITIONS AND DISPOSALS

     In December 1996, the Company's money order subsidiary, Express Financial Corporation (formerly National Express Corporation) entered into an agreement for the sale of its business. Under the terms of the agreement, Express Financial Corporation received cash of $600 in January 1997, and may receive additional payments of up to $500 over a two-year period based upon specified levels of business retained by the purchaser. The business and intangible assets of Express Financial Corporation were transferred to the purchaser in January and February 1997. The purchaser did not assume any liabilities of Express Financial Corporation. The sale was accounted for as a disposal of a segment of business. Consequently, the expected net gain from the disposal will be recognized in the Company's consolidated statement of income when the final proceeds are received. The operations of Express Financial Corporation were not material in relation to the consolidated operations of the Company. In March 1998, the first additional payment from the sale of $243 was received. The final payment is due in January 1999. The following assets and liabilities of Express Financial Corporation are included in the Company's consolidated balance sheet:

                                                                                   MARCH 31,
                                                                         ---------------------------   DECEMBER 31,
                                                                             1998           1997           1997
                                                                         ------------   ------------   ------------
        Cash and due from BancFirst                                      $      1,077   $      2,281   $      2,290
        Interest-bearing deposit with BancFirst                                 3,684          3,674          3,674
        Securities held for investment                                          2,261            786            508
        Premises and equipment, net                                                 5            167              6
        Intangible assets, net                                                     --             --             --
        Receivables from money order sales, net                                    --            261            283
        Other assets                                                                3             11              9
                                                                         ------------   ------------   ------------
            Total assets                                                 $      7,030   $      7,180   $      6,770
                                                                         ============   ============   ============

        Outstanding money orders                                         $      1,669   $      2,008   $      1,693
        Other liabilities                                                          --              5             16
                                                                         ------------   ------------   ------------
            Total liabilities                                            $      1,669   $      2,013   $      1,709
                                                                         ------------   ------------   ------------

     In March 1998, BancFirst completed the purchase 13 branches from NationsBank, N.A and concurrently sold three of the branches to another Oklahoma financial institution. The purchase and sale resulted in BancFirst purchasing loans and other assets of approximately $32,800, assuming deposits of approximately $132,100 and paying a premium on deposits of approximately $9,100. The transaction was accounted for as a purchase. Accordingly, the effects of the purchase are included in the Company's consolidated financial statements from the date of the purchase forward. In April 1998, BancFirst entered into agreements to sell four additional branches to other Oklahoma financial institutions on substantially the same terms as BancFirst's purchase of the branches from NationsBank, N.A. These branches have loans and other assets of approximately $11,000 and deposits of approximately $59,100. The sales of these branches are expected to be completed in June and July of 1998.

     In May 1998, the Company completed a merger with Lawton Security Bancshares, Inc. ("Lawton Security Bancshares"), which had approximately $92,000 in total assets. The merger was effected through the exchange of 414,790 shares of BancFirst Corporation common stock for all of the Lawton Security Bancshares common stock outstanding, and will be accounted for as a pooling of interests. Accordingly, for periods reported subsequent to the completion of the merger, the consolidated accounts of Lawton Security Bancshares will be combined with the accounts of the Company and will be included in the Company's consolidated financial statements for all periods presented.

     In May 1998, the Company entered into a merger agreement with AmQuest Financial Corp. ("AmQuest") of Duncan, Oklahoma. The merger is expected to be completed in September 1998 and would be effected through the exchange of a maximum of 2,625,000 shares of BancFirst Corporation common stock for all of the AmQuest common stock outstanding, with AmQuest being merged into the Company. AmQuest has approximately $568,000 in total assets and operates two subsidiary banks, AmQuest Bank, N.A. and Exchange National Bank & Trust Company. The merger is subject to shareholder and regulatory approvals and will be accounted
for as a pooling of interests.   Accordingly, for periods reported subsequent to
the completion of the merger, the consolidated accounts of AmQuest will be combined with the accounts of the Company and will be included in the Company's consolidated financial statements for all periods presented.

(3)  SECURITIES

     The table below summarizes securities held for investment and securities available for sale.

                                                                                   MARCH 31,
                                                                         ---------------------------   DECEMBER 31,
                                                                             1998           1997           1997
                                                                         ------------   ------------   ------------
        Held for investment, at cost (market value:
          $40,273, $32,527 and $38,705, respectively)                    $     39,509   $     32,302   $     38,035
        Available for sale, at market value                                   357,402        270,458        272,308
                                                                         ------------   ------------   ------------
            Total securities                                             $    396,911   $    302,760   $    310,343
                                                                         ============   ============   ============

(4)  COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" effective January 1, 1998. This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ---------------------------
                                                                        1998           1997
                                                                    ------------   ------------
     Unrealized gain (loss) during the period:
     Before-tax amount                                              $       254    $     (1,581)
     Tax expense                                                            (70)            521
                                                                    ------------   ------------
     Net-of-tax amount                                              $       184    $     (1,060)
                                                                    ============   ============

     The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ---------------------------
                                                                        1998           1997
                                                                    ------------   ------------
     Unrealized gain (loss) on securities:
     Beginning balance                                              $      1,549   $        736
     Current period change                                                   184         (1,060)
                                                                    ------------   ------------
     Ending balance                                                 $      1,733   $       (324)
                                                                    ============   ============


(5)  NET INCOME PER COMMON SHARE

     Basic and diluted net income per common share are calculated as follows:

                                                                  INCOME            SHARES           PER SHARE
                                                                (NUMERATOR)      (DENOMINATOR)         AMOUNT
                                                              --------------   -----------------    ------------
     THREE MONTHS ENDED MARCH 31, 1998
     ---------------------------------
     BASIC:
     Income available to common stockholders                  $        3,970           6,355,273    $       0.62
                                                                                                    ============
     Effect of stock options                                              --             216,809
                                                              --------------   -----------------

     DILUTED:
     Income available to common stockholders
      plus assumed exercises of stock options                 $        3,970           6,572,082    $       0.60
                                                              ==============   =================    ============

     THREE MONTHS ENDED MARCH 31, 1997
     ---------------------------------
     BASIC:
     Income available to common stockholders                  $        3,761           6,360,359    $       0.59
                                                                                                    ============
     Effect of stock options                                              --             277,003
                                                              --------------   -----------------
     DILUTED:
     Income available to common stockholders
      plus assumed exercises of stock options                 $        3,761           6,637,362    $       0.57
                                                              ==============   =================    ============


   Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each year because the options' exercise prices were greater than the average market price of the common shares.

                                                                                                 AVERAGE
                                                                                                 EXERCISE
                                                                                   SHARES         PRICE
                                                                                ------------   -----------
      Three Months Ended March 31, 1998                                            10,000       $  40.00
      Three Months Ended March 31, 1997                                             7,500       $  29.25

(6)  STOCK REPURCHASE PROGRAM

   In April 1998, the Company terminated its Stock Repurchase Program. No repurchases were made under the program during 1998.

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



SUMMARY


   The Company reported net income of $3.97 million for the quarter ended
March 31, 1998, compared to net income of $3.76 million for the same quarter of 1997. Diluted net income per share was $0.60 for the first quarter of 1998, compared to $0.57 per share for the first quarter of 1997.

   Total assets were $1.53 billion, an increase of $187 million from December 31, 1997 and $281 million from March 31, 1997. The growth since year-end 1997 and the first quarter of 1997 was due to the acquisition of ten branches from NationsBank, N.A. and internal growth. Stockholders' equity rose to $126 million, an increase of $3.56 million compared to December 31, 1997 and $13.5 million compared to March 31, 1997.

RESULTS OF OPERATIONS

   Net interest income increased for the first quarter of 1998 by $1.54 million, or 11.1%, as compared to the same quarter of 1997, primarily as a result of earning asset growth. Net interest spread was 4.22% for the quarter compared to 4.30% for the first quarter of 1997, while average net earning assets increased $25.4 million, or 11.7%. Net interest margin on a taxable equivalent basis was 5.09% for the first quarter, compared to 5.18% for the same quarter of 1997.

   The Company provided $577,000 for possible loan losses for the quarter, compared to $96,000 for the first quarter of 1997, reflecting higher net charge-offs and loan growth in 1998. Net loan charge-offs were $453,000 for the first quarter of 1998, compared to $115,000 for the first quarter of 1997. The net charge-offs in 1998 represent an annualized rate of 0.20% of total loans, compared to a rate of 0.06% for the same quarter of 1997. While net charge-offs increased in the first quarter over recent periods, asset quality remains high.

   Noninterest income increased $569,000, or 14.9%, compared to the first quarter of 1997 due to higher service charges on deposits and other income, such as trust fees and income from the origination and sale of residential mortgages. Noninterest expense increased $1.36 million, or 11.8%, due largely to increased staffing and other costs of expanding the Company's management and operational infrastructure.

   Income tax expense increased $60,000 compared to the first three months of 1997. The effective tax rate on income before taxes was 37%, down slightly from 38% in 1997.

FINANCIAL POSITION

   Total securities increased $86.6 million compared to December 31, 1997 and $94.2 million compared to March 31, 1997, primarily due to cash received for the assumption of net liabilities for the branches acquired from NationsBank, N.A. The net unrealized gain on securities available for sale was $2.67 million at the end of the first quarter of 1998, compared to a gain of $2.41 million at December 31 and a loss of $469,000 at March 31, 1997. The average taxable equivalent yield on the securities portfolio for the first quarter increased to 6.48% from 6.45% for the same quarter of 1997.

   Total loans increased $68.9 million from December 31, 1997 and $143 million from March 31, 1997, due to $30 million of loans acquired with the NationsBank
branches and internal growth.   The allowance for possible loan losses increased
$415,000 from year-end 1997 and $774,000 from the first quarter of 1997. The allowance as a percentage of total loans was 1.37%, 1.43% and 1.55% at March 31, 1998, December 31, 1997 and March 31, 1997, respectively. The allowance to nonperforming and restructured loans ratios at the same dates were 260.60%, 248.01% and 216.90%, respectively.

   Nonperforming and restructured assets totaled $5.69 million, compared to $6.04 million at year-end 1997 and

$5.9 million at March 31, 1997. Although the ratio of nonperforming and restructured assets to total assets is only 0.37%, it is reasonable to expect nonperforming loans and loan losses to rise over several years to historical norms as a result of economic and credit cycles.

   Total deposits increased $183 million as compared to December 31, 1997 and $261 million compared to March 31, 1997. The increases reflect the acquisition of the NationsBank branches, which added approximately $132 million in deposits, and internal growth. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 12.6% of total deposits at March 31, 1998.

   Short-term borrowings decreased $955,000 from December 31, 1997 and increased $3.77 million from March 31, 1997. Fluctuations in short-term borrowings are a function of liquidity needs and customer demand for repurchase agreements.

   Long-term borrowings decreased $27,000 from year-end 1997, and increased $437,000 from the third quarter of 1997 due to principal payments in 1998 and additional Federal Home Loan Bank borrowings during 1997.

   Stockholders' equity rose to $126 million from $123 million at year-end 1997 and $113 million at March 31, 1997. These increases were primarily the result of accumulated earnings. In April 1998, the Company terminated its Stock Repurchase Program. No repurchases were made under the program during 1998. Average stockholders' equity to average assets for the quarter was 8.96%, compared to 9.14% for the same quarter of 1997. The Company's leverage ratio and total risk-based capital ratio were 8.43% and 14.94%, respectively, at March 31, 1998, well in excess of the regulatory minimums.

                             BANCFIRST CORPORATION
                  SELECTED CONSOLIDATED FINANCIAL STATISTICS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                     ---------------------------
                                                                                                        1998            1997
PERFORMANCE STATISTICS                                                                               -----------    ------------
Net income per share - basic                                                                         $      0.62    $       0.59
Net income per share - diluted                                                                              0.60            0.57
Cash dividends per share                                                                                    0.12            0.10
Return on average assets                                                                                    1.15%           1.23%
Return on average stockholders' equity                                                                     12.83           13.51
Efficiency ratio                                                                                           65.08           65.16

                                                                                               MARCH 31,            DECEMBER 31,
                                                                                      --------------------------
BALANCE SHEET AND ASSET QUALITY                                                          1998           1997            1997
  STATISTICS                                                                          -----------    -----------    ------------
Book value per share                                                                  $     19.88    $     17.82    $      19.37
Tangible book value per share                                                               16.37          15.63           17.40
Average loans to deposits (year-to-date)                                                    72.32%         70.59%          71.47%
Nonperforming and restructured assets to total assets                                        0.37           0.44            0.45
Allowance for possible loan losses to total loans                                            1.37           1.55            1.43
Allowance for possible loan losses to nonperforming
  and restructured loans                                                                   260.60         216.90          248.01

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                        --------------------------------------------------------
                                                                                  1998                         1997
                                                                        -------------------------    ---------------------------
                                                                                        AVERAGE                       AVERAGE
CONSOLIDATED AVERAGE BALANCE SHEETS                                       AVERAGE        YIELD/         AVERAGE        YIELD/
  AND INTEREST MARGIN ANALYSIS                                            BALANCE         RATE          BALANCE         RATE
  TAXABLE EQUIVALENT BASIS                                              -----------   -----------    -----------    ------------
Earning assets:
  Loans                                                                 $   884,580          9.61%   $   769,296            9.60%
  Securities                                                                327,249          6.48        298,672            6.45
  Federal funds sold                                                         33,576          6.00         28,183            5.31
                                                                        -----------                  -----------
    Total earning assets                                                  1,245,405          8.69      1,096,151            8.61
                                                                        -----------                  -----------
Nonearning assets:
  Cash and due from banks                                                    87,599                       75,482
  Interest recievable and other assets                                       79,918                       75,671
  Allowance for possible loan losses                                        (12,389)                     (11,937)
                                                                        -----------                  -----------
    Total nonearning assets                                                 155,128                      139,216
                                                                        -----------                  -----------
    Total assets                                                        $ 1,400,534                  $ 1,235,367
                                                                        ===========                  ===========
Interest-bearing liabilities:
  Interest-bearing deposits                                             $   959,358          4.31%   $   854,642            4.17%
  Short-term borrowings                                                      11,419          5.44          2,131            4.00
  Long-term borrowings                                                        7,037          6.14          6,625            5.88
  9.65% Capital Securities                                                   25,000          9.96         15,602            9.70
                                                                        -----------                  -----------
    Total interest-bearing liabilities                                    1,002,814          4.48        879,000            4.31
                                                                        -----------                  -----------
Interest-free funds:
  Noninterest-bearing deposits                                              263,836                      235,162
  Interest payable and other liabilities                                      8,383                        8,316
  Stockholders' equity                                                      125,501                      112,889
                                                                        -----------                  -----------
    Total interest-free funds                                               397,720                      356,367
                                                                        -----------                  -----------
    Total liabilities and stockholders' equity                          $ 1,400,534                  $ 1,235,367
                                                                        ===========                  ===========
Net interest spread                                                                          4.22%                          4.30%
                                                                                      ===========                   ============
Net interest margin                                                                          5.09%                          5.15%
                                                                                      ===========                   ============

                          PART II  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

   In May 1998, the Company entered into a merger agreement with AmQuest Financial Corp. ("AmQuest") of Duncan, Oklahoma. The merger is expected to be completed in September 1998 and would be effected through the exchange of a maximum of 2,625,000 shares of BancFirst Corporation common stock for all of the AmQuest common stock outstanding. The authorized common stock of the Company would be increased and the shares for the exchange would be issued from the authorized and unissued shares of the Company. AmQuest would be merged into BancFirst Corporation, which would be the surviving company. A Form S-4 Registration Statement would be filed to register the transaction. In addition, the merger agreement requires that a Form S-8 Registration Statement be filed subsequent to the merger to allow certain shareholders who will be affiliates of the Company to sell in the public markets the Company common stock that they receive in the exchange. The terms of the merger were negotiated through AmQuest's financial advisor and with AmQuest's senior management and principal stockholders. During the negotiations, the Company's management considered a number of factors relating to AmQuest, including its historical and projected earnings, its asset quality, fair values of certain of its assets, its level of capital, and potential efficiencies that might be achieved after the merger. AmQuest has approximately $568,000 in total assets and operates two subsidiary banks, AmQuest Bank, N.A. and Exchange National Bank & Trust Company. These AmQuest subsidiaries would become wholly-owned subsidiaries of BancFirst Corporation. The merger is subject to shareholder and regulatory approvals and will be accounted for as a pooling of interests.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
     (a)  Exhibits




     EXHIBIT
     NUMBER                                        EXHIBIT
    --------    ----------------------------------------------------------------------------
      2.1       Purchase and Assumption Agreement between NationsBank, N.A. and BancFirst dated September 26, 1997 (filed as exhibit 2.4 to the Company's Quarterly
                Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

     2.2*       Merger Agreement dated May 6, 1998 between BancFirst Corporation and
                AmQuest Financial Corp.

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



     EXHIBIT
     NUMBER                                        EXHIBIT
    --------    ----------------------------------------------------------------------------
     27.1*      Financial Data Schedule.
    ----------------------------------------------------------------------------------------
    *Filed
     herewith

   (b) No reports on Form 8-K have been filed by the Company during the quarter ended March 31, 1998.

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BANCFIRST CORPORATION
                                    ---------------------
                                        (Registrant)



Date May 15, 1998                   /s/Randy P. Foraker
     ------------                   --------------------------------------
                                           (Signature)
                                    Randy P. Foraker
                                    Senior Vice President and Controller;
                                    Assistant Secretary/Treasurer
                                    (Principal Accounting Officer)