Form 10-Q
period 1998-06-30
BANCFIRST CORP /OK/
filed 1998-08-14
CIK 760498

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)


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

  As of July 31, 1998 there were 6,779,219 shares of the registrant's Common Stock outstanding.

                        PART I-- FINANCIAL INFORMATION


                              BANCFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                            JUNE 30,                 DECEMBER 31,
                                                                    -----------------------------
                                                                        1998             1997             1997
                                                                    ------------     ------------      -----------
 ASSETS
 Cash and due from banks                                            $    118,693     $     86,192      $    76,662
 Interest-bearing deposits with banks                                         51               76              147
 Securities (market value: $417,896, $328,343
 and $334,465, respectively)                                             417,196          327,919          333,746
 Federal funds sold                                                       14,000           54,000           44,715
 Loans:
   Total loans (net of unearned interest)                                990,441          847,807          913,916
   Allowance for possible loan losses                                    (13,705)         (12,384)         (12,991)
                                                                    ------------     ------------      -----------
     Loans, net                                                          976,736          835,423          900,925
 Premises and equipment, net                                              38,698           36,353           36,617
 Other real estate owned                                                     793            1,604            1,162
 Intangible assets, net                                                   21,336           13,423           12,553
 Accrued interest receivable                                              14,913           12,358           11,357
 Other assets                                                             16,441           25,060           22,415
                                                                    ------------     ------------      -----------
     Total assets                                                   $  1,618,857     $  1,392,408      $ 1,440,299
                                                                    ============     ============      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Noninterest-bearing                                              $    329,247     $    253,484      $   284,318
   Interest-bearing                                                    1,085,380          970,231          974,091
                                                                    ------------     ------------      -----------
     Total deposits                                                    1,414,627        1,223,715        1,258,409
 Short-term borrowings                                                    22,087            3,349            7,946
 Long-term borrowings                                                      7,685            6,567            7,051
 9.65% Capital Securities                                                 25,000           25,000           25,000
 Accrued interest payable                                                  6,378            5,462            6,612
 Other liabilities                                                         4,720            3,385            3,956
                                                                    ------------     ------------      -----------
     Total liabilities                                                 1,480,497        1,267,478        1,308,974
                                                                    ------------     ------------      -----------
 Commitments and contingent liabilities
 Stockholders' equity:
   Common stock                                                            6,778            6,764            6,760
   Capital surplus                                                        40,937           39,916           40,720
   Retained earnings                                                      89,108           77,880           82,487
   Accumulated other comprehensive income                                  1,537              570            1,558
   Treasury stock                                                             -              (200)            (200)
                                                                    ------------     ------------      -----------
     Total stockholders' equity                                          138,360          124,930          131,325
                                                                    ------------     ------------      -----------
     Total liabilities and stockholders' equity                     $  1,618,857     $  1,392,408      $ 1,440,299
                                                                    ============     ============      ===========

 See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                  (Dollars in thousands, except per share data)


                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30,                         JUNE 30,
                                                       ------------------------------   ------------------------------
                                                           1998             1997             1998            1997
                                                       -------------   --------------   --------------   -------------
INTEREST INCOME
Loans, including fees                                  $      23,231   $       20,336   $       45,413   $      39,617
Interest-bearing deposits with banks                               2              (18)               4               1
Securities:
  Taxable                                                      6,231            4,936           11,354           9,874
  Tax-exempt                                                     158              169              470             344
Federal funds sold                                             1,029              567            1,593             975
                                                       -------------   --------------   --------------   -------------
    Total interest income                                     30,651           25,990           58,834          50,811
                                                       -------------   --------------   --------------   -------------
INTEREST EXPENSE
Deposits                                                      12,394            9,981           23,292          19,502
Short-term borrowings                                            364              155              545             204
Long-term borrowings                                             110              339              217             808
9.65% Capital Securities                                         612              373            1,226             373
                                                       -------------   --------------   --------------   -------------
    Total interest expense                                    13,480           10,848           25,280          20,887
                                                       -------------   --------------   --------------   -------------
Net interest income                                           17,171           15,142           33,554          29,924
Provision for possible loan losses                               482              186            1,059             282
                                                       -------------   --------------   --------------   -------------
    Net interest income after provision for
      possible loan losses                                    16,689           14,956           32,495          29,642
                                                       -------------   --------------   --------------   -------------
NONINTEREST INCOME
Service charges on deposits                                    3,123            2,643            5,882           5,291
Securities transactions                                            -                -                -               -
Other                                                          1,840            1,373            3,633           2,725
                                                       -------------   --------------   --------------   -------------
    Total noninterest income                                   4,963            4,016            9,515           8,016
                                                       -------------   --------------   --------------   -------------
NONINTEREST EXPENSE
Salaries and employee benefits                                 8,585            7,309           16,535          14,202
Occupancy and fixed assets expense, net                          843              793            1,665           1,614
Depreciation                                                     927              798            1,797           1,558
Amortization                                                     647              568            1,210           1,112
Data processing services                                         372              328              751             698
Net (income) expense from other real estate owned               (173)              38             (150)            100
Other                                                          3,505            2,904            6,462           5,663
                                                       -------------   --------------   --------------   -------------
    Total noninterest expense                                 14,706           12,738           28,270          24,947
                                                       -------------   --------------   --------------   -------------
Income before taxes                                            6,946            6,234           13,740          12,711
Income tax expense                                            (2,789)          (2,330)          (5,341)         (4,765)
                                                       -------------   --------------   --------------   -------------
    Net income                                                 4,157            3,904            8,399           7,946
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities                       (205)             894              (21)           (176)
                                                       -------------   --------------   --------------   -------------
     Comprehensive income                              $       3,952   $        4,798   $        8,378   $       7,770
                                                       =============   ==============   ==============   =============
NET INCOME PER COMMON SHARE
Basic                                                  $        0.62   $         0.58   $         1.24   $        1.17
                                                       =============   ==============   ==============   =============
Diluted                                                $        0.60   $         0.56   $         1.20   $        1.13
                                                       =============   ==============   ==============   =============

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                           ------------------------
                                                                                             1998            1997
                                                                                           --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES                                                       $  8,400        $  7,674
                                                                                           --------        --------
INVESTING ACTIVITIES
Cash and due from banks provided (used) from acquisitions                                    66,168          (5,008)
Purchases of securities:
  Held for investment                                                                        (8,986)         (5,073)
  Available for sale                                                                       (110,396)        (47,425)
Maturities of securities:
  Held for investment                                                                        10,792           5,199
  Available for sale                                                                         25,369          32,344
Proceeds from sales of securities:
  Held for investment                                                                           245               -
  Available for sale                                                                              -             252
Net (increase) decrease in federal funds sold                                                30,715          (5,515)
Purchases of loans                                                                           (5,341)         (2,613)
Proceeds from sales of loans                                                                 66,221          60,930
Net other increase in loans                                                                (107,661)        (95,475)
Purchases of premises and equipment                                                          (2,969)         (2,339)
Proceeds from sales of other real estate owned and repossessed assets                         1,040             831
Other, net                                                                                     (216)          1,130
                                                                                           --------        --------
    Net cash used for investing activities                                                  (35,019)        (62,762)
                                                                                           --------        --------
FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits                          29,519          (3,580)
Net increase in certificates of deposit                                                      25,603          40,311
Net increase (decrease) in short-term borrowings                                             16,071          (1,995)
Net decrease in long-term borrowings                                                         (1,296)            (69)
Issuance of 9.65% Capital Securities                                                              -          25,000
Issuance of common stock                                                                        234             220
Purchase and retirement of common stock                                                           -          (1,499)
Cash dividends paid                                                                          (1,577)         (1,274)
                                                                                           --------        --------
    Net cash provided by financing activities                                                68,554          57,114
                                                                                           --------        --------
Net increase in cash and due from banks                                                      41,935           2,026
Cash and due from banks at the beginning of the period                                       76,809          84,242
                                                                                           --------        --------
Cash and due from banks at the end of the period                                           $118,744        $ 86,268
                                                                                           ========        ========
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest                                                   $ 25,514        $ 19,712
                                                                                           ========        ========
Cash paid during the period for income taxes                                               $  5,023        $  5,219
                                                                                           ========        ========

         See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)

(1)  GENERAL

     The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BFC Capital Trust I, BancFirst and its subsidiaries BancFirst Investment Corporation, Lenders Collection Corporation and Express Financial Corporation (formerly National Express Corporation), and The Security Bank & Trust Company. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

     As discussed in note (2), the Company completed a merger with Lawton Security Bancshares, Inc. ("Lawton Security Bancshares") in May 1998. The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial information has been restated to combine the consolidated accounts of Lawton Security Bancshares with the consolidated accounts of the Company for all periods presented.

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

                                                             June 30,              December 31,
                                                   ----------------------------
                                                       1998            1997           1997
                                                   -------------   ------------   ------------
 Cash and due from BancFirst                            $ 1,089        $ 2,160        $ 2,290
 Interest-bearing deposit with BancFirst                  3,674          3,674          3,674
 Securities held for investment                           2,277            775            508
 Premises and equipment, net                                  5              7              6
 Intangible assets, net                                       -              -              -
 Receivables from money order sales, net                    (55)           159            283
 Other assets                                                 5             13              9
                                                        -------        -------        -------
     Total assets                                       $ 6,995        $ 6,788        $ 6,770
                                                        =======        =======        =======

 Outstanding money orders                               $ 1,606        $ 1,786        $ 1,693
 Other liabilities                                           -               7             16
                                                        -------        -------        -------
     Total liabilities                                  $ 1,606        $ 1,793        $ 1,709
                                                        =======        =======        =======

   In March 1998, BancFirst completed the purchase 13 branches from NationsBank, N.A and concurrently sold three of the branches to another Oklahoma financial institution. The purchase and sale resulted in BancFirst purchasing loans and other assets of approximately $32,800, assuming deposits of approximately $132,100 and paying a premium on deposits of approximately $9,100. The transaction was accounted for as a purchase. Accordingly, the effects of the purchase are included in the Company's consolidated financial statements from the date of the purchase forward. In April 1998, BancFirst entered into agreements to sell four additional branches to other Oklahoma financial institutions on substantially the same terms as BancFirst's purchase of the branches from NationsBank, N.A. These branches have loans and other assets of approximately $11,000 and deposits of approximately $59,100. The sale of one of the branches was completed in June. The sales of the other three branches are expected to be completed in July and August of 1998.

   In May 1998, the Company completed a merger with Lawton Security Bancshares, which had approximately $92,000 in total assets. The merger was effected through the exchange of 414,790 shares of BancFirst Corporation common stock for all of the Lawton Security Bancshares common stock outstanding, and was accounted for as a pooling of interests. Accordingly, for periods reported subsequent to the completion of the merger, the consolidated accounts of Lawton Security Bancshares have been combined with the accounts of the Company and are included in the Company's consolidated financial statements for all periods presented.

   In May 1998, the Company entered into a merger agreement with AmQuest Financial Corp. ("AmQuest") of Duncan, Oklahoma. The merger is expected to be completed in October 1998 and would be effected through the exchange of a maximum of 2,625,000 shares of BancFirst Corporation common stock for all of the AmQuest common stock outstanding, with AmQuest being merged into the Company. AmQuest has approximately $568,000 in total assets and operates two subsidiary banks, AmQuest Bank, N.A. and Exchange National Bank & Trust Company. The merger is subject to shareholder and regulatory approvals and will be accounted
for as a pooling of interests.   Accordingly, for periods reported subsequent to
the completion of the merger, the consolidated accounts of AmQuest will be combined with the accounts of the Company and will be included in the Company's consolidated financial statements for all periods presented.

   In July 1998, the Company entered into an agreement to acquire Kingfisher Bancorp, Inc. which has total assets of approximately $91,000. The acquisition is for cash and is expected to be completed in the fourth quarter of 1998. The transaction will be accounted for as a purchase. Accordingly, the effects of the purchase will be included in the Company's consolidated financial statements from the date of the purchase forward. The acquisition is not expected to have a material effect on the results of operations of the Company for 1998.

(3)  SECURITIES

     The table below summarizes securities held for investment and securities available for sale.

                                                                       JUNE 30,               DECEMBER 31,
                                                           --------------------------------
                                                               1998              1997             1997
                                                           --------------   ---------------  ---------------
 Held for investment, at cost (market value:
   $53,051, $55,988 and $54,908, respectively)                  $ 52,351          $ 55,564         $ 54,189
 Available for sale, at market value                             364,845           272,355          279,557
                                                               ---------         ---------        ---------
     Total securities                                          $ 417,196         $ 327,919        $ 333,746
                                                               =========         =========        =========

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

                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                               ---------------------------   ----------------------------
                                                                  1998           1997           1998            1997
                                                               ------------   ------------   ------------   -------------
Unrealized gain (loss) during the period:
Before-tax amount                                                   $ (317)       $ 1,384          $ (63)         $ (263)
Tax expense                                                            112           (490)            42              87
                                                                    -------       --------         ------         ------
Net-of-tax amount                                                   $ (205)         $ 894          $ (21)         $ (176)
                                                                    =======       ========         ======         =======

     The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                               ---------------------------   ----------------------------
                                                                  1998           1997           1998            1997
                                                               ------------   ------------   ------------   -------------
Unrealized gain (loss) on securities:
Beginning balance                                                  $ 1,742         $ (324)       $ 1,558           $ 746
Current period change                                                 (205)           894            (21)           (176)
                                                                   -------         ------        -------           -----
Ending balance                                                     $ 1,537          $ 570        $ 1,537           $ 570
                                                                   =======         ======        =======           =====

(5)  NET INCOME PER COMMON SHARE

     Basic and diluted net income per common share are calculated as follows:

                                                                   INCOME              SHARES            PER SHARE
                                                                (NUMERATOR)        (DENOMINATOR)          AMOUNT
                                                             ------------------  ------------------   ---------------
 THREE MONTHS ENDED JUNE 30, 1998
 BASIC:
 Income available to common stockholders                               $ 4,157           6,760,714             $ 0.62
                                                                                                               ======
 Effect of stock options                                                     -             226,559
                                                                       -------           ---------
 DILUTED:
 Income available to common stockholders
   plus assumed exercises of stock options                             $ 4,157           6,987,273             $ 0.60
                                                                       =======           =========             ======

 THREE MONTHS ENDED JUNE 30, 1997
 BASIC:
 Income available to common stockholders                               $ 3,904           6,752,734             $ 0.58
                                                                                                               ======
 Effect of stock options                                                    -              244,758
                                                                       -------           ---------
 DILUTED:
 Income available to common stockholders
   plus assumed exercises of stock options                             $ 3,904           6,997,492             $ 0.56
                                                                       =======           =========             ======

 SIX MONTHS ENDED JUNE 30, 1998
 BASIC:
 Income available to common stockholders                               $ 8,399           6,774,035             $ 1.24
                                                                                                               ======
 Effect of stock options                                                    -              236,198
                                                                       -------           ---------
 DILUTED:
 Income available to common stockholders
   plus assumed exercises of stock options                             $ 8,399           7,010,233             $ 1.20
                                                                       =======           =========             ======

 SIX MONTHS ENDED JUNE 30, 1997
 BASIC:
 Income available to common stockholders                               $ 7,946           6,763,942             $ 1.17
                                                                                                               ======
 Effect of stock options                                                    -              260,881
                                                                       -------           ---------
 DILUTED:
 Income available to common stockholders
   plus assumed exercises of stock options                             $ 7,946           7,024,822             $ 1.13
                                                                       =======           =========             ======

     Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options' exercise prices were greater than the average market price of the common shares.

                                                               Average
                                                              Exercise
                                                Shares          Price
                                             ------------   -------------
 Three Months Ended June 30, 1998                      -         $     -
 Three Months Ended June 30, 1997                      -         $     -
 Six Months Ended June 30, 1998                        -         $     -
 Six Months Ended June 30, 1997                        -         $     -


(6)  STOCK REPURCHASE PROGRAM

     In April 1998, the Company terminated its Stock Repurchase Program. No repurchases were made under the program during 1998.

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY

   The Company reported net income of $4.16 million for the quarter ended June 30, 1998, compared to net income of $3.9 million for the same quarter of 1997. Diluted net income per share was $0.60 for the second quarter of 1998, compared to $0.56 per share for the second quarter of 1997.

   Net income for the first six months of 1998 was $8.4 million, compared to $7.77 million for the same period of 1997. Diluted net income per share was $1.20 and $1.13, respectively.

   Total assets were $1.62 billion, an increase of $179 million from December 31, 1997 and $226 million from June 30, 1997. The growth since year-end 1997 and the second quarter of 1997 was due to the acquisition of ten branches from NationsBank, N.A. and internal growth. Stockholders' equity rose to $138 million, an increase of $7.04 million compared to December 31, 1997 and $13.4 million compared to June 30, 1997.

RESULTS OF OPERATIONS

SECOND QUARTER

   Net interest income increased for the second quarter of 1998 by $2.03 million, or 13.4%, as compared to the same quarter of 1997, primarily as a result of earning asset growth. Average net earning assets increased $98.4 million, or 42.8%, compared to the second quarter of 1997, while net interest spread was 3.66% for the quarter, compared to 4.21% for the second quarter of 1997. Net interest margin on a taxable equivalent basis was 4.71% for the second quarter of 1998, compared to 5.07% for the same quarter of 1997.

   The Company provided $482,000 for possible loan losses for the quarter, compared to $186,000 for the second quarter of 1997, reflecting slightly higher net charge-offs and loan growth in 1998. Net loan charge-offs were $184,000 for the second quarter of 1998, compared to $159,000 for the second quarter of 1997. The net charge-offs in both periods represent an annualized rate of only 0.08% of total loans.

   Noninterest income increased $947,000, or 23.6%, compared to the second quarter of 1997 due to higher service charges on deposits and other income, such as trust fees and income from the origination and sale of residential mortgages. Noninterest expense increased $1.97 million, or 15.5%, due partly to branch acquisitions, but also as a result of increased staffing and other costs of expanding the Company's management and operational infrastructure.

   Income tax expense increased $458,000 compared to the second quarter of 1997. The effective tax rate on income before taxes was 40%, up from 37% in 1997, due partially to certain minor adjustments to deferred taxes for 1998 and the absence of tax benefits recognized in 1997 from the exercise of stock options.

YEAR-TO-DATE

   Net interest income for the first six months of 1998 increased by $3.63 million, or 12.1%, as compared to the same period of 1997, primarily as a result of earning asset growth. Average net earning assets increased $61.5 million, or 26.6%, compared to the first half of 1997, while net interest spread was 3.93% for the year to date, compared to 4.23% for the first six months of 1997. Net interest margin on a taxable equivalent basis was 4.88% for the first half of 1998, compared to 5.10% for the same period of 1997.

   The Company provided $1.06 million for possible loan losses for the year to date, compared to $282,000 for the first six months of 1997, reflecting higher net charge-offs and loan growth in 1998. Net loan charge-offs were $637,000 for 1998, compared to $274,000 for the first half of 1997. The net charge-offs in 1998 represent an annualized rate of only

0.13% of total loans, compared to 0.07% for 1997.

   Noninterest income increased $1.5 million, or 18.7%, compared to the first six months of 1997 due to higher service charges on deposits and other income, such as trust fees and income from the origination and sale of residential mortgages. Noninterest expense increased $3.32 million, or 13.3%, due partly to branch acquisitions, but also as a result of increased staffing and other costs of expanding the Company's management and operational infrastructure.

   Income tax expense increased $576,000 for the first half of 1998 compared to the same period in 1997. The effective tax rate on income before taxes was 39%, up from 37% in 1997, due partially to the absence of tax benefits recognized in 1997 from the exercise of stock options.

FINANCIAL POSITION

   Total securities increased $83.5 million compared to December 31, 1997 and $89.3 million compared to June 30, 1997, primarily due to cash received for the assumption of net liabilities for the branches acquired from NationsBank, N.A. The net unrealized gain on securities available for sale was $2.36 million at the end of the second quarter of 1998, compared to a gain of $2.43 million at December 31 and a gain of $915,000 at June 30, 1997. The average taxable equivalent yield on the securities portfolio for the second quarter decreased to 6.15% from 6.36% for the same quarter of 1997.

   Total loans increased $76.5 million from December 31, 1997 and $143 million from June 30, 1997, due to $30 million of loans acquired with the NationsBank
branches and internal growth.   The allowance for possible loan losses increased
$714,000 from year-end 1997 and $1.32 million from the second quarter of 1997. The allowance as a percentage of total loans was 1.38%, 1.42% and 1.46% at June 30, 1998, December 31, 1997 and June 30, 1997, respectively. The allowance to nonperforming and restructured loans ratios at the same dates were 263.56%, 258.29% and 225.78%, respectively.

   Nonperforming and restructured assets totaled $6.26 million, compared to $6.53 million at year-end 1997 and $7.28 million at June 30, 1997. Although the ratio of nonperforming and restructured assets to total assets is only 0.39%, it is reasonable to expect nonperforming loans and loan losses to rise over time to historical norms as a result of economic and credit cycles.

   Total deposits increased $156 million as compared to December 31, 1997 and $191 million compared to June 30, 1997. The increases reflect the acquisition of the NationsBank branches, which added approximately $132 million in deposits, and internal growth. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 12.2% of total deposits at June 30, 1998.

   Short-term borrowings increased $14.1 million from December 31, 1997 and $18.7 million from June 30, 1997 as a result of an increase in the Company's correspondent banking business. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

   Long-term borrowings increased $634,000 from year-end 1997 and $1.12 million from the second quarter of 1997 due to additional Federal Home Loan Bank borrowings.

   Stockholders' equity rose to $138 million from $131 million at year-end 1997 and $125 million at June 30, 1997. These increases were primarily the result of accumulated earnings. In April 1998, the Company terminated its Stock Repurchase Program. No repurchases were made under the program during 1998. Average stockholders' equity to average assets for the quarter was 8.3%, compared to 8.9% for the same quarter of 1997. The Company's leverage ratio and total risk-based capital ratio were 8.79% and 15.3%, respectively, at June 30, 1998, well in excess of the regulatory minimums.

                              BANCFIRST CORPORATION
                   SELECTED CONSOLIDATED FINANCIAL STATISTICS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
PERFORMANCE STATISTICS                                                JUNE 30,                           JUNE 30,
                                                          --------------------------------   --------------------------------
                                                               1998              1997             1998              1997
                                                          ---------------   --------------   ---------------   --------------
Net income per share - basic                                    $ 0.62           $ 0.58            $ 1.24           $ 1.17
Net income per share - diluted                                    0.60             0.56              1.20             1.13
Cash dividends per share                                          0.12             0.10              0.24             0.20
Return on average assets                                          1.01%            1.15%             1.08%            1.19%
Return on average stockholders' equity                           12.19            12.93             12.50            13.29
Efficiency ratio                                                 66.44            66.49             65.64            65.75

BALANCE SHEET AND ASSET QUALITY                                                         JUNE 30,                DECEMBER 31,
                                                                            --------------------------------
  STATISTICS                                                                     1998             1997              1997
                                                                            --------------   ---------------   --------------
Book value per share                                                          $ 20.41           $ 18.47          $ 19.43
Tangible book value per share                                                   17.27             16.49            17.57
Average loans to deposits (year-to-date)                                        69.91%            70.35%           70.90%
Nonperforming and restructured assets to total assets                            0.39              0.52             0.45
Allowance for possible loan losses to total loans                                1.38              1.46             1.42
Allowance for possible loan losses to nonperforming
  and restructured loans                                                       263.56            225.78           258.29

CONSOLIDATED AVERAGE BALANCE SHEETS                                           THREE MONTHS ENDED JUNE30,
                                                          -------------------------------------------------------------------
  AND INTEREST MARGIN ANALYSIS                                         1998                               1997
                                                          --------------------------------   --------------------------------
  TAXABLE EQUIVALENT BASIS                                                     AVERAGE                            AVERAGE
                                                              AVERAGE           YIELD/           AVERAGE           YIELD/
                                                              BALANCE            RATE            BALANCE            RATE
                                                          ---------------   --------------   ---------------   --------------
Earning assets:
  Loans                                                      $   982,079             9.52%      $   843,534             9.71%
  Securities                                                     421,598             6.15           326,651             6.36
  Federal funds sold                                              72,959             5.66            40,461             5.63
                                                             -----------                        -----------
    Total earning assets                                       1,476,636             8.37         1,210,646             8.67
                                                             -----------                        -----------
Nonearning assets:
  Cash and due from banks                                         91,736                             81,138
  Interest recievable and other assets                            93,904                             81,834
  Allowance for possible loan losses                             (13,468)                           (12,381)
                                                             -----------                        -----------
    Total nonearning assets                                      172,172                            150,591
                                                             -----------                        -----------
    Total assets                                             $ 1,648,808                        $ 1,361,237
                                                             ============                       ===========
Interest-bearing liabilities:
  Interest-bearing deposits                                  $ 1,091,359             4.55%      $   940,116             4.28%
  Short-term borrowings                                           25,145             5.81             9,272             6.72
  Long-term borrowings                                             7,061             6.23             6,581             6.11
  9.65% Capital Securities                                        25,000             9.82            25,000             9.82
                                                             -----------                        -----------
    Total interest-bearing liabilities                         1,148,565             4.71           980,969             4.46
                                                             -----------                        -----------
Interest-free funds:
  Noninterest-bearing deposits                                   352,488                            248,980
  Interest payable and other liabilities                          10,949                             10,162
  Stockholders' equity                                           136,806                            121,126
                                                             -----------                        -----------
    Total interest-free funds                                    500,243                            380,268
                                                             -----------                        -----------
    Total liabilities and stockholders' equity               $ 1,648,808                        $ 1,361,237
                                                             ===========                        ===========
Net interest spread                                                                  3.66%                              4.21%
                                                                                   ======                            =======
Net interest margin                                                                  4.71%                              5.07%
                                                                                   ======                            =======

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

     On May 1, 1998, the Company issued 414,794 shares of its Common Stock in connection with the acquisition of Lawton Security Bancshares, Inc. The acquisition was effected as a stock merger, in a transaction exempt from registration under Section 4 (2) of the Securities Act of 1933 (the "Securities Act"). Each of the stockholders of Lawton Security Bancshares, Inc. receiving Common Stock in the merger was an "accredited investor," as such term is defined under the Securities Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Stockholders held on June 15, 1998, the following matters were voted upon, with the votes indicated:


                                                         NUMBER OF SHARES
                                                   -----------------------------
DESCRIPTION OF PROPOSAL                               VOTED FOR       WITHHELD
                                                      ---------       --------
PROPOSAL NO. 1-Election of Directors
CLASS 1 DIRECTORS
  C. L. Craig, Jr.                                    5,012,427        13,951
  John T. Hannah                                      5,020,527         5,851
  J. Clifford Hudson                                  5,011,700        14,678
  J. Ralph McCalmont                                  5,015,077        11,301
  Joe T. Shockley, Jr.                                5,015,077        11,301

CLASS 2 DIRECTORS
  Robert A. Gregory                                   5,015,077        11,301
  Jim Daniel                                          5,012,427        13,951
  J. R. Hutchens, Jr.                                 5,023,877         2,501
  Paul B. Odom, Jr.                                   5,021,077         5,301
  H. E. Rainbolt                                      5,014,427        11,951

CLASS 3 DIRECTORS
  Marion C. Bauman                                    5,001,127        25,251
  K. Gordon Greer                                     5,015,077        11,301
  William O. Johnstone                                5,011,827        14,551
  Melvin Moran                                        5,023,877         2,501
  David E. Rainbolt                                   5,015,077        11,301


                                                                            NUMBER OF SHARES
                                                             --------------------------------------------
                                                                                  VOTED
                                                                 VOTED FOR       AGAINST      ABSTAINED
                                                                 ---------       -------      ---------
PROPOSAL NO. 2-Consideration of an amendment of the                 3,815,370       850,148         3,186
Company's Certificate of Incorporation to provide for the
classification of the Company's Board of Directors into
three classes of directors serving staggered terms.

                                                                            NUMBER OF SHARES
                                                             --------------------------------------------
                                                                                  VOTED
                                                                 VOTED FOR       AGAINST      ABSTAINED
                                                                 ---------       -------      ---------

PROPOSAL NO. 3-Consideration of an amendment of the                 4,199,808       462,697         6,199
Company's Certificate of Incorporation to provide that
stockholders may adopt, amend or repeal the Bylaws of the
Company only by the affirmative vote of at least 66 2/3%
of the then-outstanding capital stock entitled to vote for
the election of directors.

PROPOSAL NO. 4-Consideration of an amendment of the                 3,780,958       462,038       425,708
Company's Certificate of Incorporation to provide that the
provisions of the Certificate of Incorporation
contemplated by Proposal No. 2 and Proposal No. 3 above
may only be amended by the affirmative vote of at least 66
2/3% of the then-outstanding capital stock entitled to
vote for the election  of directors

PROPOSAL NO. 5-Consideration of an amendment of the                 3,850,596       364,161       454,885
Company's Certificate of Incorporation to provide for
certain minimum price and procedural requirements in
connection with certain business combinations

PROPOSAL NO. 6-Consideration of an amendment to the                 4,647,110       346,000        32,868
BancFirst Corporation Stock Option Plan (the "Plan") to
(i) increase the aggregate number of shares of the
Company's Common Stock which may be issued upon the
exercise of options granted under the Plan from 650,000 to
850,000; and (ii) provide for administration of the Plan
as permitted by recent amendments to Rule 16b-3 (the "Rule
16b-3 Amendments") issued by the Commission under Section
16(b) of the Exchange Act.

PROPOSAL NO. 7-Proposal to ratify the appointment of Coopers        5,021,349         1,069         3,560
& Lybrand, L.L.P. as the independent auditors of the
Company for the ensuing year.

ITEM 5.  OTHER INFORMATION

     In May 1998, the Company entered into a merger agreement with AmQuest Financial Corp. ("AmQuest") of Duncan, Oklahoma. The merger is expected to be completed in October 1998 and would be effected through the exchange of a maximum of 2,625,000 shares of BancFirst Corporation common stock for all of the AmQuest common stock outstanding. The authorized common stock of the Company would be increased and the shares for the exchange would be issued from the authorized and unissued shares of the Company. AmQuest would be merged into BancFirst Corporation, which would be the surviving company. A Form S-4 Registration Statement has been filed to register the transaction. The terms of the merger were negotiated through AmQuest's financial advisor and with AmQuest's senior management and principal stockholders. During the negotiations, the Company's management considered a number of factors relating to AmQuest, including its historical and projected earnings, its asset quality, fair values of certain of its assets, its level of capital, and potential efficiencies that might be achieved after the merger. AmQuest has approximately $568,000 in total assets and operates two subsidiary banks, AmQuest Bank, N.A. and Exchange National Bank & Trust Company. These AmQuest subsidiaries would become wholly-owned subsidiaries of BancFirst Corporation. The merger is subject to shareholder and regulatory approvals and will be accounted for as a pooling of interests.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
     NUMBER                             EXHIBIT
  -----------   -------------------------------------------------------------
      2.1       Purchase and Assumption Agreement between NationsBank, N.A. and
                BancFirst dated September 26, 1997 (filed as exhibit 2.4 to the
                Company's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1997 and incorporated herein by reference).

      2.2 Merger Agreement dated May 6, 1998 between BancFirst Corporation and AmQuest Financial Corp. (filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

      2.3 Letter Agreement dated August 5, 1998 between BancFirst Corporation and AmQuest Financial Corp. (filed as Exhibit 2.2 to the Company's Registration Statement on Form S-4, File No. 333-59913 and incorporated herein by reference).

      2.4 Letter Agreement dated August 7, 1998 between BancFirst Corporation and AmQuest Financial Corp. (filed as Exhibit 2.3 to the Company's Registration Statement on Form S-4, File No. 333-59913 and incorporated herein by reference).

      3.1 Amended and Restated Certificate of Incorporation (filed as Exhibit No. 1 to the Company's Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

      3.2 Amended By-Laws (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

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

      27.1*     Financial Data Schedule.
-------------------------------------------------------------------------------

 *Filed
 herewith

   (b) No reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1998.

                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BANCFIRST CORPORATION
                                    ---------------------
                                         (Registrant)



Date August 14, 1998                /s/Randy P. Foraker
     ---------------                ---------------------------------------
                                           (Signature)
                                    Randy P. Foraker
                                    Senior Vice President and Controller;
                                    Assistant Secretary/Treasurer
                                    (Principal Accounting Officer)