Form 10-Q
period 1998-09-30
BANCFIRST CORP /OK/
filed 1998-11-13
CIK 760498

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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


                -----------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

    As of October 31, 1998 there were 9,286,263 shares of the registrant's Common Stock outstanding.

                        PART I - FINANCIAL INFORMATION

                             BANCFIRST CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)

                                                                             SEPTEMBER 30,
                                                                       -------------------------        DECEMBER 31,
                                                                         1998             1997              1997
                                                                       --------         --------          --------
 ASSETS
 Cash and due from banks                                            $    85,246      $   104,240       $    76,662
 Interest-bearing deposits with banks                                        44              183               147
 Securities (market value: $402,006, $324,063
  and $334,465, respectively)                                           401,133          323,454           333,746
 Federal funds sold                                                      96,640           56,690            44,715
 Loans:
   Total loans (net of unearned interest)                               976,100          869,987           913,916
   Allowance for possible loan losses                                   (13,888)         (12,432)          (12,991)
                                                                    -----------      -----------       -----------
     Loans, net                                                         962,212          857,555           900,925
 Premises and equipment, net                                             37,785           36,422            36,617
 Other real estate owned                                                    724            1,536             1,162
 Intangible assets, net                                                  18,094           12,956            12,553
 Accrued interest receivable                                             15,352           12,355            11,357
 Other assets                                                            17,058           20,619            22,415
                                                                    -----------      -----------       -----------
     Total assets                                                   $ 1,634,288      $ 1,426,010       $ 1,440,299
                                                                    ===========     ============       ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Noninterest-bearing                                              $   310,976      $   284,544       $   284,318
   Interest-bearing                                                   1,108,196          966,795           974,091
                                                                    -----------      -----------       -----------
     Total deposits                                                   1,419,172        1,251,339         1,258,409
 Short-term borrowings                                                   22,386            3,336             7,946
 Long-term borrowings                                                    11,598            7,094             7,051
 9.65% Capital Securities                                                25,000           25,000            25,000
 Accrued interest payable                                                 6,310            5,720             6,612
 Other liabilities                                                        5,239            4,026             3,956
                                                                    -----------      -----------       -----------
     Total liabilities                                                1,489,705        1,296,515         1,308,974
                                                                    -----------      -----------       -----------
 Commitments and contingent liabilities
 Stockholders' equity:
   Common stock                                                           6,764            6,790             6,760
   Capital surplus                                                       41,071           40,067            40,720
   Retained earnings                                                     92,092           81,625            82,487
   Accumulated other comprehensive income                                 4,656            1,213             1,558
   Treasury stock                                                            -              (200)             (200)
                                                                    -----------      -----------       -----------
     Total stockholders' equity                                         144,583          129,495           131,325
                                                                    -----------      -----------       -----------
     Total liabilities and stockholders' equity                     $ 1,634,288      $ 1,426,010       $ 1,440,299
                                                                    ===========      ===========       ===========

 See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                       ------------------------------   ------------------------------
                                                           1998            1997             1998            1997
                                                       -------------   --------------   --------------  --------------
INTEREST INCOME
Loans, including fees                                  $      23,550    $      20,752    $      68,963   $      60,369
Interest-bearing deposits with banks                               8                1               11               2
Securities:
  Taxable                                                      5,998            4,961           17,352          14,835
  Tax-exempt                                                     223              205              693             549
Federal funds sold                                               965              603            2,558           1,578
                                                       -------------   --------------   --------------  --------------
    Total interest income                                     30,744           26,522           89,577          77,333
                                                       -------------   --------------   --------------  --------------
INTEREST EXPENSE
Deposits                                                      11,999           10,225           35,290          29,727
Short-term borrowings                                            362               78              907             282
Long-term borrowings                                             189              103              406             300
9.65% Capital Securities                                         612              611            1,838           1,596
                                                       -------------   --------------   --------------  --------------
    Total interest expense                                    13,162           11,017           38,441          31,905
                                                       -------------   --------------   --------------  --------------
Net interest income                                           17,582           15,505           51,136          45,428
Provision for possible loan losses                               426              162            1,485             444
                                                       -------------   --------------   --------------  --------------
    Net interest income after provision for
      possible loan losses                                    17,156           15,343           49,651          44,984
                                                       -------------   --------------   --------------  --------------
NONINTEREST INCOME
Service charges on deposits                                    2,975            2,728            8,857           8,019
Securities transactions                                            -                -                -               -
Other                                                          2,321            1,474            5,954           4,199
                                                       -------------   --------------   --------------  --------------
    Total noninterest income                                   5,296            4,202           14,810          12,218
                                                       -------------   --------------   --------------  --------------
NONINTEREST EXPENSE
Salaries and employee benefits                                 8,877            7,449           25,412          21,652
Occupancy and fixed assets expense, net                        1,190              820            2,855           2,434
Depreciation                                                     931              818            2,728           2,376
Amortization                                                     695              571            1,905           1,683
Data processing services                                         394              333            1,145           1,032
Net (income) expense from other real estate owned                 84               55              (66)            156
Other                                                          3,515            2,901            9,978           8,561
                                                       -------------   --------------   --------------  --------------
    Total noninterest expense                                 15,686           12,947           43,956          37,894
                                                       -------------   --------------   --------------  --------------
Income before taxes                                            6,766            6,598           20,505          19,308
Income tax expense                                            (2,323)          (2,217)          (7,663)         (6,982)
                                                       -------------   --------------   --------------  --------------
    Net income                                                 4,443            4,381           12,842          12,326
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities                      3,119              643            3,098             467
                                                       -------------   --------------   --------------  --------------
     Comprehensive income                              $       7,562   $        5,024   $       15,940  $       12,793
                                                       =============   ==============   ==============  ==============
NET INCOME PER COMMON SHARE
Basic                                                  $        0.66   $         0.65   $         1.90  $         1.82
                                                       =============   ==============   ==============  ==============
Diluted                                                $        0.63   $         0.62   $         1.83  $         1.76
                                                       =============   ==============   ==============  ==============

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                        -----------------------------
                                                                                            1998           1997
                                                                                        -------------  --------------
 CASH FLOWS FROM OPERATING ACTIVITIES                                                   $      12,451  $       17,875
                                                                                        -------------  --------------
 INVESTING ACTIVITIES
 Cash and due from banks provided (used) from acquisitions                                     51,664          (5,008)
 Purchases of securities:
   Held for investment                                                                         (9,186)         (6,248)
   Available for sale                                                                        (110,508)        (67,967)
 Maturities of securities:
   Held for investment                                                                         14,828           8,004
   Available for sale                                                                          42,393          56,587
 Proceeds from sales of securities:
   Held for investment                                                                            525               -
   Available for sale                                                                               -             572
 Net (increase) decrease in federal funds sold                                                (51,925)         (8,205)
 Purchases of loans                                                                            (7,677)         (2,613)
 Proceeds from sales of loans                                                                 111,809          88,943
 Net other increase in loans                                                                 (142,702)       (145,888)
 Purchases of premises and equipment                                                           (4,717)         (3,101)
 Proceeds from sales of other real estate owned and repossessed assets                          1,514             758
 Other, net                                                                                     1,174           1,678
                                                                                        -------------  --------------
     Net cash used for investing activities                                                  (102,808)        (82,488)
                                                                                        -------------  --------------
 FINANCING ACTIVITIES
 Net increase (decrease) in demand, transaction and savings deposits                           44,473          11,481
 Net increase in certificates of deposit                                                       38,059          52,873
 Net increase (decrease) in short-term borrowings                                              14,440          (2,008)
 Net increase (decrease) in long-term borrowings                                                4,547             458
 Issuance of 9.65% Capital Securities                                                               -          25,000
 Issuance of common stock                                                                         373             396
 Purchase and retirement of common stock                                                         (664)         (1,499)
 Cash dividends paid                                                                           (2,390)         (1,907)
                                                                                        -------------  --------------
     Net cash provided by financing activities                                                 98,838          84,794
                                                                                        -------------  --------------
 Net increase in cash and due from banks                                                        8,481          20,181
 Cash and due from banks at the beginning of the period                                        76,809          84,242
                                                                                        -------------  --------------
 Cash and due from banks at the end of the period                                       $      85,290  $      104,423
                                                                                        =============  ==============

 SUPPLEMENTAL DISCLOSURE
 Cash paid during the period for interest                                               $      38,509  $       30,501
                                                                                        =============  ==============
 Cash paid during the period for income taxes                                           $       8,017  $        7,187
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

                                                     SEPTEMBER 30,         DECEMBER 31,
                                               --------------------------
                                                  1998           1997          1997
                                               -----------   ------------  ------------
 Cash and due from BancFirst                   $     1,165   $      2,179  $      2,290
 Interest-bearing deposit with BancFirst             3,672          3,674         3,674
 Securities held for investment                      2,250            785           508
 Premises and equipment, net                             1              7             6
 Intangible assets, net                                  -              -             -
 Receivables from money order sales, net                61             85           283
 Other assets                                           10             13             9
                                               -----------   ------------  ------------
     Total assets                              $     7,159   $      6,743  $      6,770
                                               ===========   ============  ============

 Outstanding money orders                      $     1,583   $      1,721  $      1,693
 Other liabilities                                       -              7            16
                                               -----------   ------------  ------------
     Total liabilities                         $     1,583   $      1,728  $      1,709
                                               ===========   ============  ============

     In March 1998, BancFirst completed the purchase 13 branches from NationsBank, N.A and concurrently sold three of the branches to another Oklahoma financial institution. The purchase and sale resulted in BancFirst purchasing loans and other assets of approximately $32,800, assuming deposits of approximately $132,100 and paying a premium on deposits of approximately $9,100. The transaction was accounted for as a purchase. Accordingly, the effects of the purchase are included in the Company's consolidated financial statements from the date of the purchase forward. In April 1998, BancFirst entered into agreements to sell four additional branches to other Oklahoma financial institutions on substantially the same terms as BancFirst's purchase of the branches from NationsBank, N.A. These branches had loans and other assets of approximately $2,500 and deposits of approximately $54,000. The sales of these branches were completed in August 1998.

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

     In May 1998, the Company entered into a merger agreement with AmQuest Financial Corp. ("AmQuest") of Duncan, Oklahoma. The merger was completed in October 1998 and was effected through the exchange of 2,522,594 shares of BancFirst Corporation common stock for all of the AmQuest common stock outstanding, with AmQuest being merged into the Company. AmQuest had approximately $526,000 in total assets and operated two subsidiary banks, AmQuest Bank, N.A. and Exchange National Bank & Trust Company. The merger was accounted for as a pooling of interests. Accordingly, for periods reported subsequent to the completion of the merger, the consolidated accounts of AmQuest will be combined with the accounts of the Company and will be included in the Company's consolidated financial statements for all periods presented. The Company has estimated that it will incur restructuring charges of approximately $2,200, which were accrued upon consummation of the merger in October 1998. Other merger and conversion related expenses are estimated to be $1,200, of which the Company and AmQuest expensed $300 and $600, respectively, in the third quarter of 1998. Additionally, the Company will restate AmQuest's allowance for possible loan losses to conform with its own accounting methodology. This accounting change will increase AmQuest's allowance for possible loan losses by $1,400, and will be applied retroactively to prior periods.

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

(3)  SECURITIES

     The table below summarizes securities held for investment and securities available for sale.

                                                                SEPTEMBER 30,           DECEMBER 31,
                                                          -------------------------
                                                            1998            1997            1997
                                                          ---------       ---------       ---------
 Held for investment, at cost (market value:
   $42,017, $56,734 and $54,908, respectively)            $  41,144       $  56,125       $  54,189
 Available for sale, at market value                        359,989         267,329         279,557
                                                          ---------       ---------       ---------
     Total securities                                     $ 401,133       $ 323,454       $ 333,746
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

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                              -----------------------       ----------------------
                                                               1998             1997          1998          1997
                                                              -------         -------       -------        -------
Unrealized gain (loss) during the period:
Before-tax amount                                             $ 4,793         $   982       $ 4,730        $   720
Tax expense                                                    (1,674)           (339)       (1,632)          (253)
                                                              -------         -------       -------        -------
Net-of-tax amount                                             $ 3,119         $   643       $ 3,098        $   467
                                                              =======         =======       =======        =======

      The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                              -----------------------       ----------------------
                                                               1998             1997          1998          1997
                                                              -------         -------       -------        -------
Unrealized gain (loss) on securities:
Beginning balance                                             $ 1,537         $   570       $ 1,558        $   746
Current period change                                           3,119             643         3,098            467
                                                              -------         -------       -------        -------
Ending balance                                                $ 4,656         $ 1,213       $ 4,656        $ 1,213
                                                              =======         =======       =======        =======

(5)  NET INCOME PER COMMON SHARE



     Basic and diluted net income per common share are calculated as follows:

                                                                  INCOME            SHARES          PER SHARE
                                                               (NUMERATOR)        (DENOMINATOR)       AMOUNT
                                                             ----------------   ---------------   --------------
     THREE MONTHS ENDED SEPTEMBER 30, 1998
     BASIC:
     Income available to common stockholders                     $          4,443         6,773,971   $         0.66
                                                                                                      ==============
     Effect of stock options                                                    -           236,954
                                                                 ----------------   ---------------
     DILUTED:
     Income available to common stockholders
       plus assumed exercises of stock options                   $          4,443         7,010,925   $         0.63
                                                                 ================   ===============   ==============

     THREE MONTHS ENDED SEPTEMBER 30, 1997
     BASIC:
     Income available to common stockholders                     $          4,381         6,782,067   $         0.65
                                                                                                      ==============
     Effect of stock options                                                    -           229,365
                                                                 ----------------   ---------------
     DILUTED:
     Income available to common stockholders
       plus assumed exercises of stock options                   $          4,381         7,011,432   $         0.62
                                                                 ================   ===============   ==============

     NINE MONTHS ENDED SEPTEMBER 30, 1998
     BASIC:
     Income available to common stockholders                     $         12,842         6,774,014   $         1.90
                                                                                                      ==============
     Effect of stock options                                                    -           235,064
                                                                 ----------------   ---------------
     DILUTED:
     Income available to common stockholders
       plus assumed exercises of stock options                   $         12,842         7,009,078   $         1.83
                                                                 ================   ===============   ==============

     NINE MONTHS ENDED SEPTEMBER 30, 1997
     BASIC:
     Income available to common stockholders                     $         12,327         6,769,983   $         1.82
                                                                                                      ==============
     Effect of stock options                                                    -           250,376
                                                                 ----------------   ---------------
     DILUTED:
     Income available to common stockholders
       plus assumed exercises of stock options                   $         12,327         7,020,359   $         1.76
                                                                 ================   ===============   ==============

     Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options' exercise prices were greater than the average market price of the common shares.

                                                                  AVERAGE
                                                                  EXERCISE
                                                    SHARES         PRICE
                                                  -----------   ------------
     Three Months Ended September 30, 1998                -      $   -
     Three Months Ended September 30, 1997            5,000      $ 32.00
     Nine Months Ended September 30, 1998                 -      $   -
     Nine Months Ended September 30, 1997             5,000      $ 32.00


(6)  STOCK REPURCHASE PROGRAM

     In April 1998, the Company terminated its Stock Repurchase Program. No repurchases were made under the program during 1998.

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     The Company reported net income of $4.44 million for the quarter ended September 30, 1998, compared to net income of $4.38 million for the same quarter of 1997. Diluted net income per share was $0.63 for the third quarter of 1998, compared to $0.62 per share for the third quarter of 1997.

     Net income for the first nine months of 1998 was $12.8 million, compared to $12.3 million for the same period of 1997. Diluted net income per share was $1.83 and $1.76, respectively.

     Total assets were $1.63 billion, an increase of $194 million from December 31, 1997 and $402 million from September 30, 1997. The growth since year-end 1997 and the third quarter of 1997 was due to the acquisition of branches from NationsBank, N.A. and internal growth. Stockholders' equity rose to $1.45 million, an increase of $13.3 million compared to December 31, 1997 and $15.1 million compared to September 30, 1997.

RESULTS OF OPERATIONS

THIRD QUARTER

     Net interest income increased for the third quarter of 1998 by $2.08 million, or 13.4%, as compared to the same quarter of 1997, primarily as a result of earning asset growth. Average net earning assets increased $53 million, or 21.7%, compared to the third quarter of 1997, while net interest spread was 3.92% for the quarter, compared to 4.45% for the third quarter of 1997. Net interest margin on a taxable equivalent basis was 4.84% for the third quarter of 1998, compared to 5.06% for the same quarter of 1997. The lower net interest spread and net interest margin are the result of lower interest rates, a flatter yield curve and competitive pricing pressures on loans experienced in 1998.

     The Company provided $426,000 for possible loan losses for the quarter, compared to $162,000 for the third quarter of 1997, reflecting slightly higher net charge-offs and loan growth in 1998. Net loan charge-offs were $243,000 for the third quarter of 1998, compared to $113,000 for the third quarter of 1997. The net charge-offs represent an annualized rate of only 0.10% of total loans for the third quarter of 1998 and 0.05% of total loans for the third quarter of 1997.

     Noninterest income increased $1.09 million, or 26.04%, compared to the third quarter of 1997 due to higher service charges on deposits and other income, such as trust fees and income from the origination and sale of residential mortgages. Noninterest expense increased $2.74 million, or 21.2%, due partly to operating expenses of acquired branches and expenses related to the merger with AmQuest Financial Corp., but also as a result of increased staffing and other costs of expanding the Company's management and operational infrastructure.

     Income tax expense increased $106,000 compared to the third quarter of 1997. The effective tax rate on income before taxes was 34.3%, up from 33.6% in 1997, due partially to certain minor adjustments to deferred taxes for 1998 and the absence of tax benefits recognized in 1997 from the exercise of stock options.

YEAR TO DATE

      Net interest income for the first nine months of 1998 increased by $5.71 million, or 12.6%, as compared to the same period of 1997, primarily as a result of earning asset growth. Average net earning assets increased $56.7 million, or 23.9%, compared to the first nine months of 1997, while net interest spread was 3.92% for the year to date, compared to 4.22% for the first nine months of 1997. Net interest margin on a taxable equivalent basis was 4.87% for the first nine months of 1998, compared to 5.09% for the same period of 1997. The lower net interest spread and net interest margin are the result of lower interest rates, a flatter yield curve and competitive pricing pressures on loans experienced in 1998.

     The Company provided $1.49 million for possible loan losses for the year to date, compared to $444,000 for the first nine months of 1997, reflecting higher net charge-offs and loan growth in 1998. Net loan charge-offs were $615,000 for 1998, compared to $387,000 for the first half of 1997. The net charge-offs in 1998 represent an annualized rate of only 0.08% of total loans, compared to 0.06% for 1997.

     Noninterest income increased $2.59 million, or 21.2%, compared to the first nine months of 1997 due to higher service charges on deposits and other income, such as trust fees and income from the origination and sale of residential mortgages. Noninterest expense increased $6.06 million, or 16%, due partly to operating expenses of acquired branches and expenses related to the merger with AmQuest Financial Corp., but also as a result of increased staffing and other costs of expanding the Company's management and operational infrastructure.

     Income tax expense increased $681,000 for the first nine months of 1998 compared to the same period in 1997. The effective tax rate on income before taxes was 37.4%, up from 36.2% in 1997, due partly to the absence of tax benefits recognized in 1997 from the exercise of stock options.

FINANCIAL POSITION

     Total securities increased $67.4 million compared to December 31, 1997 and $77.7 million compared to September 30, 1997, primarily due to cash received for the assumption of net liabilities of the branches acquired from NationsBank, N.A. The net unrealized gain on securities available for sale was $7.16 million at the end of the third quarter of 1998, compared to a gain of $2.43 million at December 31 and a gain of $1.9 million at September 30, 1997. The average taxable equivalent yield on the securities portfolio for the third quarter decreased to 6.12% from 6.38% for the same quarter of 1997.

     Total loans increased $62.2 million from December 31, 1997 and $106 million from September 30, 1997, due to $30 million of loans acquired with the NationsBank branches and internal growth. The allowance for possible loan losses increased $897,000 from year-end 1997 and $1.46 million from the third quarter of 1997. The allowance as a percentage of total loans was 1.42%, 1.42% and 1.43% at September 30, 1998, December 31, 1997 and September 30, 1997, respectively. The allowance to nonperforming and restructured loans ratios at the same dates were 285.06%, 258.29% and 213.32%, respectively.

     Nonperforming and restructured assets totaled $5.8 million, compared to $6.53 million at year-end 1997 and $7.51 million at September 30, 1997. Although the ratio of nonperforming and restructured assets to total assets is only 0.35%, it is reasonable to expect nonperforming loans and loan losses to rise over time to historical norms as a result of economic and credit cycles.

     Total deposits increased $161 million as compared to December 31, 1997 and $168 million compared to September 30, 1997. The increases reflect the acquisition of the NationsBank branches, which added approximately $132 million in deposits, $54 million of which were later sold, and internal growth. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 12.6% of total deposits at September 30, 1998.

     Short-term borrowings increased $14.4 million from December 31, 1997 and $19.1 million from September 30, 1997 as a result of an increase in the Company's correspondent banking business. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

     Long-term borrowings increased $4.55 million from year-end 1997 and $4.5 million from the third quarter of 1997 due to additional Federal Home Loan Bank borrowings.

     Stockholders' equity rose to $145 million from $131 million at year-end 1997 and $129 million at September 30, 1997. These increases are the result of accumulated earnings and an increase in the net unrealized gain on securities available for sale. In April 1998, the Company terminated its Stock Repurchase Program. No repurchases were made under the program during 1998. Average stockholders' equity to average assets for the quarter was 8.57%, compared to 9.21% for the same quarter of 1997. The Company's leverage ratio and total risk-based capital ratio were 9.09% and 16.36%, respectively, at September 30, 1998, well in excess of the regulatory minimums.

YEAR 2000 EXPOSURE

     Many computer systems and devices using embedded computer chips currently in operation worldwide use only two digits to specify the year. There is a significant risk that these systems and devices could produce inaccurate results, or may not function properly, beginning January 1, 2000 when two-digit year numbers could be processed as being in the previous century. The Company is exposed to the risk that not only the systems and devices it uses will malfunction, but also those of its customers, suppliers and other parties with whom it conducts business. Such malfunctions could expose the Company to losses from operational errors and failures, as well as customer claims, lawsuits and regulatory penalties for noncompliance. While the extent of these possible losses can not be estimated, such losses could have a material adverse effect on the Company's results of operations, liquidity and financial condition.

     During 1997, the Company commenced a Year 2000 Project to conduct a comprehensive review of its outside data processing services, internal computer systems and other mechanical and computerized equipment. The purpose of the project is to determine and plan for necessary changes to assure that its systems and equipment will function properly in the year 2000. The project also includes communications with other parties to determine the extent to which the parties are addressing the issue, and the exposure to the Company in the event the parties fail to adequately plan for and resolve the issue.

     The plan developed by the Company consists of the following seven phases:

     1.  Awareness
     2.  Inventory
     3.  Assessment
     4.  Analysis
     5.  Conversion
     6.  Implementation
     7.  Post-Implementation

     The first four phases of the plan have been completed. The Conversion phase will be completed in the first quarter of 1999. Testing of mission critical applications is in process and is expected to be completed in April 1999. An evaluation of Year 2000 credit risk is being completed. Contingency plans are being prepared for each mission critical application and should be completed by the end of the first quarter of 1999. The Implementation and Post Implementation phases will be completed in the first quarter of 2000.

     The total cost of addressing the Year 2000 issue is not estimated to be material. The Company's core business applications are provided by a data processing company that is devoting substantial resources to assure that the applications are certified as Year 2000 compliant by the end of 1998. Certain of the other systems either have been replaced, or were already going to be replaced with newer technology, and their replacement is not being accelerated due the Year 2000 issue. Also, no significant information technology projects are being deferred because of the Year 2000 issue.

                             BANCFIRST CORPORATION
                  SELECTED CONSOLIDATED FINANCIAL STATISTICS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
PERFORMANCE STATISTICS                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                          ---------------------------------  ---------------------------------
                                                                1998             1997              1998              1997
                                                          ----------------  ---------------  ----------------   --------------
Net income per share - basic                               $         0.66    $        0.65    $         1.90     $       1.82
Net income per share - diluted                                       0.63             0.62              1.83             1.76
Cash dividends per share                                             0.12             0.10              0.36             0.30
Return on average assets                                             1.07%            1.26%             1.08%            1.21%
Return on average stockholders' equity                              12.52            13.66             12.51            13.42
Efficiency ratio                                                    68.56            65.70             66.65            65.74

BALANCE SHEET AND ASSET QUALITY                                                       SEPTEMBER 30,
                                                                            ---------------------------------    DECEMBER 31,
  STATISTICS                                                                     1998              1997              1997
                                                                            ---------------  ----------------   --------------
Book value per share                                                         $       21.38    $        19.07          $ 19.43
Tangible book value per share                                                        18.70             17.16            17.57
Average loans to deposits (year-to-date)                                             69.52%            70.56%           70.90%
Nonperforming and restructured assets to total assets                                 0.35              0.53             0.45
Allowance for possible loan losses to total loans                                     1.42              1.43             1.42
Allowance for possible loan losses to nonperforming
  and restructured loans                                                            285.06            213.32           258.29

CONSOLIDATED AVERAGE BALANCE SHEETS                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------------------------------------------
  AND INTEREST MARGIN ANALYSIS                                 1998                                        1997
                                                          ---------------------------------  ---------------------------------
  TAXABLE EQUIVALENT BASIS                                    AVERAGE           AVERAGE          AVERAGE           AVERAGE
Earning assets:                                               BALANCE         YIELD/RATE         BALANCE          YIELD/RATE
                                                          ----------------  ---------------  ----------------   --------------
  Loans                                                    $      981,073             9.55%   $      857,114             9.64%
  Securities                                                      411,196             6.12           328,269             6.38
  Federal funds sold                                               63,676             6.01            43,244             5.52
                                                           --------------                     --------------
    Total earning assets                                        1,455,945             8.43         1,228,627             8.62
                                                           --------------                     --------------
Nonearning assets:
  Cash and due from banks                                         106,207                             77,974
  Interest recievable and other assets                             94,477                             86,789
  Allowance for possible loan losses                              (13,751)                           (12,418)
                                                           --------------                     --------------
    Total nonearning assets                                       186,933                            152,345
                                                           --------------                     --------------
    Total assets                                           $    1,642,878                     $    1,380,972
                                                           ==============                     ==============
Interest-bearing liabilities:
  Interest-bearing deposits                                $    1,093,890             4.35%   $      946,840             4.29%
  Short-term borrowings                                            26,883             5.34             5,867             5.31
  Long-term borrowings                                             12,890             5.82             6,610             6.18
  9.65% Capital Securities                                         25,000             9.71            25,000             9.70
                                                           --------------                     --------------
    Total interest-bearing liabilities                          1,158,663             4.51           984,317             4.16
                                                           --------------                     --------------
Interest-free funds:
  Noninterest-bearing deposits                                    332,690                            261,361
  Interest payable and other liabilities                           10,731                              8,099
  Stockholders' equity                                            140,794                            127,195
                                                           --------------                     --------------
    Total interest-free funds                                     484,215                            396,655
                                                           --------------                     --------------
    Total liabilities and stockholders' equity             $    1,642,878                     $    1,380,972
                                                           ==============                     ==============
Net interest spread                                                                   3.92%                              4.45%
                                                                            ==============                     ==============
Net interest margin                                                                   4.84%                              5.06%
                                                                            ==============                     ==============

                          PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Stockholders held on September 24, 1998, the following matters were voted upon, with the votes indicated:

                                                         NUMBER OF SHARES
                                               ----------------------------------------
                                                                                 BROKER
                                                             VOTED                NON-
        DESCRIPTION OF PROPOSAL                VOTED FOR    AGAINST   ABSTAINED   VOTES
                                               ---------    -------   ---------   -----
        PROPOSAL NO. 1-Approval of Merger
        Agreement dated May 6, 1998 between
        BancFirst Corporation and AmQuest
        Financial Corp.                        5,693,969      4,477       5,640  554,107

        PROPOSAL NO. 2-Amendment to Certificate
        of Incorporation of BancFirst
        Corporation to increase from 7,500,000
        to 15,000,000 the number of shares of
        common stock authorized.               5,894,410      4,937       6,556  352,290



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
    (a)   Exhibits

     EXHIBIT
     NUMBER                               EXHIBIT
     -------  ----------------------------------------------------------------
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

     EXHIBIT
     NUMBER                               EXHIBIT
     -------  -----------------------------------------------------------------
       4.3 Series A Capital Securities Guarantee Agreement dated as of February 4, 1997 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)

       27.1*  Financial Data Schedule.

*Filed
herewith


(b) The following report on Form 8-K has been filed by the Company during the quarter ended September 30, 1998.

     DATE OF
     REPORT                ITEMS REPORTED
     -------       ---------------------------------------------------------
 October 1, 1998   Merger of AmQuest Financial Corp. into BancFirst
                   Corporation effective October 1, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BANCFIRST CORPORATION
                                       ---------------------
                                            (Registrant)




Date November 12, 1998                 /s/Randy P. Foraker
     -----------------                 ----------------------------------------
                                            (Signature)
                                       Randy P. Foraker
                                       Senior Vice President and Controller;
                                       Assistant Secretary/Treasurer
                                       (Principal Accounting Officer)