Form 10-K
period 1998-12-31
BANCFIRST CORP /OK/
filed 1999-04-15
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 0-14384

                             BANCFIRST CORPORATION
                             ---------------------
            (Exact name of registrant as specified in its charter)

          OKLAHOMA                          73-1221379
          ----------                        ----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

         101 NORTH BROADWAY, SUITE 200, OKLAHOMA CITY, OKLAHOMA 73102
         ------------------------------------------------------------
              (Address of principal executive offices)(Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate value of the Common Stock held by nonaffiliates of the registrant as of March 31, 1999 was approximately $121,300,000.

     As of March 31, 1999, there were 9,321,295 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the May 27, 1999 Annual Meeting of Stockholders of registrant (the "1999 Proxy Statement") to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

                                   FORM 10-K

                             CROSS-REFERENCE INDEX


Item                              PART I                               Page
-----  --------------------------------------------------------------- -----
1.     Business                                                          3

2.     Properties                                                       10

3.     Legal Proceedings                                                10

4.     Submission of Matters to a Vote of Security Holders              10

                                    PART II
       ---------------------------------------------------------------
5.     Market for the Registrant's Common Stock and
       Related Stockholder Matters                                      10

6.     Selected Financial Data                                          11

7.     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                            11

7A.    Quantitative and Qualitative Disclosures About Market Risk       11

8.     Financial Statements and Supplementary Data                      11

9.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                         12

                                    PART III
       ---------------------------------------------------------------
10.    Directors and Executive Officers of the Registrant               12

11.    Executive Compensation                                           12

12.    Security Ownership of Certain Beneficial Owners and Management   12

13.    Certain Relationships and Related Transactions                   12

                                    PART IV
       ---------------------------------------------------------------
14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K  12

Signatures                                                              15

Financial Information                                                Appendix A

                                     PART I


ITEM 1.  BUSINESS.

GENERAL

     BancFirst Corporation (the "Company") is an Oklahoma business corporation and a bank holding company under Federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the "Bank" or "BancFirst"), a state-chartered, Federal Reserve member bank headquartered in Oklahoma City, Oklahoma. BancFirst Corporation also owns 100% of the common securities of BFC Capital Trust I, a Delaware Business Trust organized in January 1997, and at December 31, 1998 owned 100% of Kingfisher Bank & Trust Co., an Oklahoma state-chartered bank.

     The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. BancFirst currently has 73 banking locations serving 36 communities throughout Oklahoma.

     The Company's strategy focuses on providing a full range of commercial banking services to retail customers and small to medium-sized businesses both in the non-metropolitan trade centers of Oklahoma and the metropolitan markets of Oklahoma City, Tulsa, Lawton, Muskogee, Norman and Shawnee. The Company operates as a "super community bank", managing its community banking offices on a decentralized basis, which permits them to be responsive to local customer needs. Underwriting, funding, customer service and pricing decisions are made by Presidents in each market within the Company's strategic parameters. At the same time, the Company generally has a larger lending capacity, broader product line and greater operational efficiencies than its principal competitors in the non-metropolitan market areas (which typically are independently-owned community banks). In the metropolitan markets served by the Company, the Company's strategy is to focus on the needs of local businesses not served effectively by larger institutions.

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

     The Bank provides a wide range of retail and commercial banking services, including: commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; and other services tailored for both individual and corporate customers. The Bank also offers trust services and acts as executor, administrator, trustee, transfer agent and in various other fiduciary capacities. Through Unitech, its operations division, the Bank provides, item processing, research and other correspondent banking services to financial institutions and governmental units.

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

     The Company had approximately 1,280 full-time equivalent employees as of December 31, 1998. Its principal executive offices are located at 101 North Broadway, Suite 200, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

CONTROL OF THE COMPANY

     Affiliates of the Company beneficially own approximately 62% of the shares of the Common Stock outstanding. Under Oklahoma law, holders of a majority of the outstanding shares of Common Stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the Affiliates have the ability to control the business and affairs of the Company.

RECENT DEVELOPMENTS

     In February 1999, the Company sold its Anadarko, Oklahoma branch, which had deposits of approximately $15.5 million, to a local financial institution. The sale resulted in a pretax gain of approximately $900,000.

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

GENERAL

     As a bank holding company, the Company is subject to regulation and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended ("BHCA"). BancFirst is organized as a state-chartered banking association which is subject to regulation, supervision and examination by the Oklahoma State Banking Department (the "Banking Department"). BancFirst is also subject to regulation by the Federal Deposit Insurance Company (the "FDIC") and other federal and state regulatory agencies. In addition to banking laws, regulations and regulatory agencies, the Company and its subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Company and its ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the Company.

     The BHCA requires the prior approval of the Reserve Board in any case where a bank holding company proposes to acquire control of more than five percent of the voting shares of any bank, unless it already controls a majority of such voting shares. Additionally, approval must also be obtained before a bank holding company may acquire all or substantially all of the assets of another bank or before it may merge or consolidate with another bank holding company. The BHCA further provides that the Reserve Board shall not approve any such acquisition, merger or consolidation that will substantially lessen competition, tend to create a monopoly or be in restraint of trade, unless it finds the anti-competitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

     In addition, and subject to certain exceptions, the Change in Bank Control Act (the "Control Act") and regulations promulgated thereunder by the Federal Reserve Board require any person acting directly or indirectly, or through or in concert with one or more persons, to give the Federal Reserve 60 days' written notice before acquiring control of a bank holding company. Transactions which are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 25% or more of any class of voting securities of the institution. The acquisition may not be consummated subsequent to such notice if the Federal Reserve Board issues a notice within 60 days, or within certain extensions of such period, disapproving the same.

     Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount set by state law).

     Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank may open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching. See "State Regulation-Branch and Interstate Banking."

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than five percent of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company whose activities the Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board weighs the Community Reinvestment Act activities of the bank holding company and the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; servicing loans and other extensions of credit; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; owning and operating savings and loan associations; and leasing personal property on a full pay-out, nonoperating basis.

     A bank holding company and its subsidiaries are further prohibited under the BHCA from engaging in certain tie-in arrangements in connection with the provision of any credit, property or services. Thus, a subsidiary of a bank holding company may not extend credit, lease or sell property, furnish any services or fix or vary the consideration for these activities on the condition that (1) the customer obtain or provide some additional credit, property or services from or to the bank holding company or any subsidiary thereof or (2) the customer may not obtain some other credit, property or services from a competitor, except to the extent reasonable conditions are imposed to insure the soundness of credit extended.

     The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Pursuant to such regulations, the Federal Reserve Board may require the Company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. Under the Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA"), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits. See "FDICIA and Related Regulations," below. Under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

CAPITAL ADEQUACY GUIDELINES

     The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital consists of common and qualifying preferred stockholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated and other qualifying debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50 percent of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4 percent and the minimum total capital ratio is 8 percent. The Company's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 1998 were 14.31% and 15.57%, respectively. At December 31, 1998, the Company had no subordinated debt that qualified as Tier 3 capital.

     The Federal Reserve Board also requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3%. These ratio requirements are minimums. Any institution operating at or near those levels would be expected by the regulators to have well-diversified risk, including no undue interest rate risk exposures, excellent asset quality, high liquidity, and good earnings and, in general, would have to be considered a strong banking organization. All other organizations and any institutions experiencing or anticipating significant growth are expected to maintain capital ratios at least one to two percent above the minimum levels, and higher capital ratios can be required if warranted by particular circumstances or risk profile. For information regarding the Company's recent historical capital ratios, see "Financial Review - Capital Resources".

IMPROVEMENT ACT AND RELATED REGULATIONS

     General. FDICIA, among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5 percent of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

     The various regulatory agencies have adopted substantially similar regulations that define the five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures, and requires the respective Federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized.

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

     Under the regulations, a "well capitalized" institution must have a Tier 1 capital ratio of at least 6 percent, a total capital ratio of at least 10 percent and a leverage ratio of at least 5 percent and not be subject to a capital directive order. Under these guidelines, BancFirst is considered well capitalized.

     Banking agencies have also adopted final regulations which mandate that regulators take into consideration (i) concentrations of credit risk; (ii) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position); and (iii) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. That evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the banking agencies have amended their regulatory capital guidelines to incorporate a measure for market risk. The revised guidelines did not have a material impact on the Company or BancFirst's regulatory capital ratios or their well capitalized status.

REGULATORY RESTRICTIONS ON DIVIDENDS

     BancFirst, as a member bank of the Federal Reserve System, may not declare a dividend without the approval of the Federal Reserve Board unless the dividend to be declared by BancFirst does not exceed the total of (i) BancFirst's net profits (as defined and interpreted by regulation) for the current year to date plus (ii) its retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, BancFirst can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts (as defined by regulation). Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Under these provisions BancFirst may declare during 1999, without prior regulatory approval, aggregate dividends of $12 million, plus net profits earned to the date of such dividend declaration in 1999. State and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. See "Capital Adequacy Guidelines," above. Adherence to such standards further limits the ability of banks to pay dividends. The payment of dividends by any subsidiary bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

DEPOSIT INSURANCE

     BancFirst is insured by the FDIC and is required to pay certain fees and premiums to the Bank Insurance Fund ("BIF"). These deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation, with the well-capitalized banks with the highest supervisory rating paying a premium of 0.00% of deposits and the critically undercapitalized banks paying up to 0.27% of deposits. In addition, the Deposit Insurance Fund Act of 1996 implemented an additional assessment on BIF deposits and deposits insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC, in order to service the interest on the Financing Corporation ("FICO") bond obligations which were used to finance the cost of "thrift bailouts" in the 1980's. The FICO assessments do not vary depending upon a depository institution's capitalization or supervisory evaluations. The FICO assessment rates for the first semi-annual period of 1999 were set at $.0122 per $100 of insured deposits for BIF assessable deposits and $.061 per $100 in deposits for SAIF assessable deposits. These rates may be adjusted quarterly to reflect changes in assessment basis for the BIF and SAIF. By law, the FICO rate on BIF assessable deposits must be one-fifth of the rate on SAIF assessable deposits until the insurance funds are merged or until January 1, 2000, whichever occurs first.

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

STATE REGULATION

     General. BancFirst is an Oklahoma-chartered state bank. Accordingly, BancFirst's operations are subject to various requirements and restrictions of state law relating to loans, lending limits, interest rates payable on deposits, investments, mergers and acquisitions, borrowings, dividends, capital adequacy, and other matters. Because BancFirst is a member of the Federal Reserve System, Oklahoma law provides that BancFirst must maintain reserves against deposits as required by the Federal Reserve Act. BancFirst is subject to primary supervision, periodic examination and regulation by the Oklahoma State Banking Department and the Federal Reserve Board. The Oklahoma State Bank Commissioner is authorized by statute to accept a Federal Reserve System examination in lieu of a state examination. In practice, the Federal Reserve Board and the Oklahoma State Banking Department alternate examinations of BancFirst. If, as a result of an examination of a bank, the Oklahoma State Banking Department determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the management of the bank is violating or has violated any law or regulation, various remedies, including the remedy of injunction, are available to the Oklahoma State Banking Department. Oklahoma also permits the acquisition of an unlimited number of wholly-owned bank subsidiaries so long as aggregate deposits at the time of acquisition in a multi-bank holding company do not exceed 15% of all deposits in Oklahoma financial institutions insured by the federal government, exclusive of credit union deposits.

     State Bank Holding Company Regulation. The BHC allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years), if any, specified by the statutory law of the host state. The BHC also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The BHC does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit.

  Under Oklahoma law, any bank holding company or other company which submits an application to the Federal Reserve Board for approval of the acquisition of a state or national bank located in Oklahoma must submit a copy of such application to the Oklahoma Bank Board. Subject to certain exceptions for supervisory acquisitions and certain other limited exceptions, Oklahoma law further provides that it shall be unlawful for a multi-bank holding company to acquire direct or indirect ownership or control of any financial institution with deposits insured by the FDIC or the National Credit Union Administration ("NCUA") and located in Oklahoma if such acquisition results in such multi-bank holding company having direct or indirect ownership or control of banks located in Oklahoma, the total deposits of which at the time of such acquisition exceed 15% of aggregate deposits of all financial institutions with deposits insured by the FDIC and the NCUA. See "-Branch and Interstate Banking."

  Branch and Interstate Banking. Currently, Oklahoma law provides that Oklahoma banks may establish no more than two branches within the corporate city limits where the main bank is located or within 25 miles of the main bank if it is located in a city that has no other bank. Oklahoma banks, however, may acquire an unlimited number of offices of other banks or savings associations provided that the bank does not control more than 15% of the insured deposits in the
State of Oklahoma.   Recently, Oklahoma law had been interpreted to permit more extensive branching, through the use of so-called "phantom," or interim, bank charters. In late 1998, BancFirst received permission to establish an additional branch under this interpretation to support its existing operations in the Oklahoma City metropolitan market. Other Oklahoma banks also applied for, and received permission to establish, branches under this interpretation. However, the Oklahoma State Banking Board's decision approving one such interim charter became the subject of a legal challenge, and on March 30, 1999, the Oklahoma Supreme Court reversed the order of the Banking Board with respect to the charter in question. Although no parties have appeared within the requisite time period provided by the court to oppose BancFirst's interim charter, the effect of the Oklahoma Supreme Court decision will be the curtailment of branching by such method.

  Beginning on June 1, 1997, pursuant to the Interstate Banking and Branching Act, the federal banking agencies were authorized to approve interstate bank (as opposed to bank holding company) merger transactions without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks had "opted out" of interstate branching by enacting specific legislation prior to June 1, 1997, in which case out-of-state banks would generally not be able to branch into that state, and banks headquartered in that state would not be permitted to branch into other states. Oklahoma elected to "opt-in" to interstate branching effective May 1997 and established a 12.25% deposit cap which was subsequently increased to 15%.

  Federal law also generally allows bank holding companies to acquire or establish federal savings associations, without regard to location. Under federal law, federal savings associations may establish or acquire branches in or outside of their home states without regard to state restrictions.

  Furthermore, pursuant to the Interstate Banking and Branching Act, a bank may open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching. Currently, Oklahoma law does not. However, Section 381.24a(B) of the Oklahoma Savings and Loan Code of 1970 provides that, after July 1, 1999, new savings and loan association branches may be established with permission granted by order of the Oklahoma State Banking Commissioner without regard to the restrictions otherwise provided in such subsection, which are substantially identical to the two de novo branch limitation contained in the Oklahoma Banking Code. Accordingly, after such date, and absent further legislation, national banks would have the ability to establish de novo branches on an unlimited, state-wide basis (subject to the deposit cap), although state-chartered banks would still be subject to the branching limits contained in the Oklahoma Banking Code. In an effort to ensure parity between national and state-chartered banks, the Oklahoma legislature on March 24, 1999 amended Section 402(12) of the Oklahoma Banking Code to provide that state-chartered banks would be entitled to the same rights and privileges as those extended to national banks. The effective date of the amendment is July 1, 1999, after which time BancFirst will be able to establish an unlimited number of de novo branches in Oklahoma (assuming no successful legal challenge to the amendment).

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

ITEM 2.  PROPERTIES.

     The principal offices of the Company are located at 101 North Broadway, Suite 200, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include 57 full service branches and 14 limited service detached facilities. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1998.

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

                                               PRICE RANGE
                               ------------------------------------------
                                                                  CASH
                                                               DIVIDENDS
                                    HIGH           LOW          DECLARED
                               ------------   ------------   ------------
        1998
        First Quarter           $41.500         $32.375         $0.12
        Second Quarter          $48.500         $39.500         $0.12
        Third Quarter           $48.000         $32.500         $0.12
        Fourth Quarter          $41.500         $34.000         $0.14

        1997
        First Quarter           $33.500         $27.063         $0.10
        Second Quarter          $33.500         $27.500         $0.10
        Third Quarter           $33.750         $29.250         $0.10
        Fourth Quarter          $34.750         $31.563         $0.12

     As of March 31, 1999 there were approximately 550 holders of record of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     Incorporated by reference from "Selected Consolidated Financial Data" contained on page A-3 of the attached Appendix.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference from "Financial Review" contained on pages A-2 through A-15 of the attached Appendix.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Incorporated by reference from "Financial Review - Market Risk" contained on page A-14 of the attached Appendix.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-16 through A-45 of the attached Appendix, and include the following:

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 401 of Regulation S-K will be contained in the 1999 Proxy Statement under the caption "Election of Directors" and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 1999 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 402 of Regulation S-K will be contained in the 1999 Proxy Statement under the caption "Compensation of Directors and Executive Officers" and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 403 of Regulation S-K will be contained in the 1999 Proxy Statement under the caption "Stock Ownership" and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 404 of Regulation S-K will be contained in the 1999 Proxy Statement under the caption "Transactions with Management" and is hereby incorporated by reference.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Reports of Independent Accountants

          Consolidated Balance Sheet at December 31, 1998 and 1997

          Consolidated Statement of Income for the three years ended December 31, 1998

          Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1998

          Consolidated Statement of Cash Flows for the three years ended December 31, 1998

          Notes to Consolidated Financial Statements

     The above financial statements are incorporated by reference from pages A-16 through A-45 of the attached Appendix.

     (2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

  Exhibit
  Number                 Exhibit
  ------                 -------

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

     3.1 Second Amended and Restated Certificate of Incorporation of BancFirst (filed as Exhibit 1 to BancFirst's 8-A/A filed July 23, 1998 and incorporated herein by reference).

     3.2* Certificate of Designations of Preferred Stock

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

     4.4 Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company's 8-K dated February 25, 1999 and incorporated herein by reference).

    10.1 United Community Company (now BancFirst Company) Stock Option Plan (filed as Exhibit 10.09 to the Company's Registration Statement on Form S-4, file No. 33-13016 and incorporated herein by reference).

    10.2  BancFirst Company Employee Stock Ownership and Thrift Plan (filed as
          Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    10.3 1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

    10.4 1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

    10.5 1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

    22.1* Subsidiaries of Registrant.

    23.1* Consent of PriceWaterhouseCoopers LLP

    23.2* Consent of Arthur Anderson LLP

    27.1* Financial Data Schedule for the year ended December 31, 1998.

    27.5* Financial Data Schedule for the year ended December 31, 1997.

    27.9* Financial Data Schedule for the year ended December 31, 1996.

__________________________
  *     Filed herewith.

(b) A report on Form 8-K was filed by the Company on October 15, 1998, reporting the October 1, 1998 merger of AmQuest Financial Corp. with and into BancFirst Corporation. The following financial statements were filed by amendment on December 15, 1998:

     (1)  Financial statements of AmQuest Financial Corp.

          (A) Consolidated Statements of Financial Condition as of September 30, 1998, December 31, 1997 and December 31, 1996

          (B) Consolidated Statements of Income for the Nine Months Ended September 30, 1998 and 1997, and for the Years Ended December 31, 1997, 1996 and 1995

          (C) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995

          (D) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997, and for the Years Ended December 31, 1997, 1996 and 1995

     (2)  Pro forma financial information.

          (A) Unaudited Pro Forma Consolidated Condensed Balance Sheet as of September 30, 1998

          (B) Unaudited Pro Forma Consolidated Condensed Statement of Income and Comprehensive Income for the Nine Months Ended September 30, 1998

          (C) Unaudited Pro Forma Consolidated Condensed Statement of Income and Comprehensive Income for the Nine Months Ended September 30, 1997

          (D) Unaudited Pro Forma Consolidated Condensed Statement of Income and Comprehensive Income for the Year Ended December 31, 1997

          (E) Unaudited Pro Forma Consolidated Condensed Statement of Income and Comprehensive Income for the Year Ended December 31, 1996

          (F) Unaudited Pro Forma Consolidated Condensed Statement of Income and Comprehensive Income for the Year Ended December 31, 1995

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 1999    BANCFIRST CORPORATION
                  ---------------------
                  (Registrant)



                                   /s/ David E. Rainbolt
                                   --------------------------------------
                                   David E. Rainbolt
                                   President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 1999.

/s/ H.E. Rainbolt                                           /s/ David E. Rainbolt
----------------------------------------------            -------------------------------------------------
H. E. Rainbolt                                              David E. Rainbolt
Chairman of the Board                                       President, Chief Executive
(Principal Executive Officer)                               Officer and Director
                                                            (Principal Executive Officer)

______________________________________________            _________________________________________________
Marion Bauman                                               C. L. Craig, Jr.
Director                                                    Director


/s/ James R. Daniel                                         /s/ K. Gordon Greer
----------------------------------------------            -------------------------------------------------
James R. Daniel                                             K. Gordon Greer
Vice Chairman of the Board                                  Vice Chairman of the Board
(Principal Executive Officer                                (Principal Executive Officer)


/s/ Robert A. Gregory
----------------------------------------------            _________________________________________________
Robert A. Gregory                                           John T. Hannah
Vice Chairman of the Board                                  Director
(Principal Executive Officer)

                                                            /s/ J. R. Hutchens, Jr.
______________________________________________            _________________________________________________
John C. Hugon                                               J. R. Hutchens, Jr.
Director                                                    Director


/s/  William O. Johnstone                                   /s/ J. Ralph McCalmont
______________________________________________            -------------------------------------------------
William O. Johnstone                                        J. Ralph McCalmont
Vice Chairman of the Board                                  Vice Chairman of the Board
(Principal Executive Officer)                               (Principal Executive Officer)

______________________________________________            _________________________________________________
Tom H. McCasland, Jr.                                       Melvin Moran
Director                                                    Director


                                                            /s/ Joe T. Shockley, Jr.
______________________________________________            -------------------------------------------------
Paul B. Odom, Jr.                                           Joe T. Shockley, Jr.
Director                                                    Executive Vice President,
                                                            Chief Financial Officer and Director
                                                            (Principal Financial Officer)


/s/ Randy Foraker
----------------------------------------------
Randy Foraker
Senior Vice President,
Controller and Treasurer
(Principal Accounting Officer)

                                  APPENDEX A

                             BANCFIRST CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA



                                                                                     Pages
                                                                                ----------------
Financial Review                                                                   A-2 to A-15
Selected Consolidated Financial Data                                                   A-3
Reports of Independent Accountants                                                     A-16
Consolidated Balance Sheet                                                             A-17
Consolidated Statement of Income                                                       A-18
Consolidated Statement of Stockholders' Equity                                         A-19
Consolidated Statement of Cash Flows                                                   A-20
Notes to Consolidated Financial Statements                                         A-21 to A-45

                               FINANCIAL REVIEW

     The following discussion is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 1998 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Selected Consolidated Financial Data included herein.

SUMMARY

     BancFirst Corporation posted its eighth consecutive year of record earnings for 1998. At the same time, the Company grew over 73% by adding $990 million in assets through acquisitions and internal growth. Four acquisitions were completed during the year, two of which were accounted for as poolings of interests. Acquisition and restructuring costs of over $3.1 million were absorbed in current year earnings as a result of these transactions.

     Net income for 1998 was $21.6 million, up from $20.9 million for 1997 and $21.2 million for 1996, on a restated basis for the pooling of interests transactions. The corresponding diluted earnings per share figures were $2.27 for 1998, $2.21 for 1997 and $2.22 for 1996.

     Total assets increased to $2.34 billion, from $2.02 billion on a restated basis. Total loans increased $89 million, or 7.12%. Total deposits increased $263 million, or 14.9%. Stockholders' equity rose $20.7 million to $202 million, an 11.4% increase. Average stockholders' equity to average assets increased to 9.09%, from 8.95% for 1997.

     Asset quality remained high in 1998 with nonperforming and restructured assets to total assets of only 0.60%, compared to 0.51% for 1997. The allowance for possible loan losses to nonperforming and restructured loans was 158.69% at year-end 1998 and 206.55% at the end of 1997.

     In March 1998, the Company completed its purchase of 13 branches from NationsBank, N.A. and concurrently sold three of the branches to another Oklahoma financial institution. An additional four branches were subsequently sold to other local financial institutions. These transactions resulted in the acquisition of $30 million in net loans and other assets, and the assumption of $78 million in net deposits.

     In May 1998, the Company completed a merger with Lawton Security Bancshares, Inc. ("Lawton Security Bancshares"), which had approximately $92 million in total assets. Lawton Security Bancshares' principal subsidiary was Security Bank & Trust Company of Lawton, Oklahoma, which was merged into BancFirst. The merger was effected through an exchange of stock and was accounted for as a pooling of interests.

     In October 1998, the Company completed a merger with AmQuest Financial Corp. ("AmQuest"), which had approximately $526 million in total assets. AmQuest's principal subsidiaries were AmQuest Bank, N.A. and Exchange National Bank & Trust Company, which operated in six communities in south-central Oklahoma, and which were merged into BancFirst. Restructuring charges of $1.9 million were incurred, consisting of termination benefits of $345,000 and losses on facilities other assets to be sold or abandoned, of $1.57 million. The merger was effected through an exchange of stock and was accounted for as a pooling of interests.

     In December 1998, the Company completed an acquisition of Kingfisher Bancorp, Inc. ("Kingfisher Bancorp"), which had approximately $91 million in total assets. Kingfisher Bancorp's principal subsidiary was Kingfisher Bank & Trust Co. of Kingfisher, Oklahoma, which was merged into BancFirst in March 1999. The acquisition was for cash of $12 million and was accounted for as a purchase.

                     SELECTED CONSOLIDATED FINANCIAL DATA
                 (Dollars in thousands, except per share data)

                                                                          AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------------------
                                                          1998            1997            1996            1995            1994
                                                      -----------------------------------------------------------------------------
INCOME STATEMENT DATA
Net interest income                                   $   92,752      $   84,221      $   77,965      $   66,387      $   62,485
Provision for possible loan losses                         2,211           2,888           2,181           1,617             651
Noninterest income                                        24,019          21,508          20,001          17,399          15,851
Noninterest expense                                       80,482          71,455          62,386          53,926          50,810
Net income                                                21,550          20,905          21,150          18,243          17,778
Accumulated preferred dividends                               --              --              --              --             (55)
Net income applicable to common stockholders              21,550          20,905          21,150          18,243          17,723
BALANCE SHEET DATA
Total assets                                          $2,335,883      $2,016,463      $1,863,056      $1,627,959      $1,426,651
Securities                                               582,649         510,426         477,191         469,416         423,987
Total loans (net of unearned interest)                 1,338,879       1,249,705       1,125,278         947,089         837,895
Allowance for possible loan losses                        19,659          17,458          16,569          14,821          13,627
Deposits                                               2,024,800       1,761,210       1,654,333       1,436,707       1,274,315
Long-term borrowings                                      12,966           7,051          12,636           1,918           1,000
9.65% Capital Securities                                  25,000          25,000              --              --              --
Common stockholders' equity                              201,917         181,245         165,579         150,771         127,478
PER COMMON SHARE DATA
Net income - basic                                    $     2.32      $     2.26      $     2.29      $     1.95      $     1.90
Net income - diluted                                        2.27            2.21            2.22            1.91            1.86
Cash dividends                                              0.50            0.42            0.34            0.29            0.25
Book value                                                 21.73           19.62           17.82           16.12           13.65
Tangible book value                                        19.14           17.56           15.89           14.89           12.39
SELECTED FINANCIAL RATIOS
Performance ratios:
Return on average assets                                    1.00%           1.09%           1.21%           1.22%           1.25%
Return on average stockholders' equity                     10.95           12.14           13.61           13.32           14.25
Cash dividend payout ratio                                 21.55           18.58           14.85           14.87           13.09
Net interest spread                                         3.94            4.09            4.23            4.08            4.35
Net interest margin                                         4.83            4.93            5.05            4.91            4.97
Efficiency ratio (excluding restructuring charges)         67.29           67.58           63.68           64.36           64.86
Balance Sheet Ratios:
Average loans to deposits                                  68.83%          70.12%          67.29%          65.61%          62.35%
Average earning assets to total assets                     90.17           90.28           90.09           90.15           89.96
Average stockholders' equity to average assets              9.09%           8.95%           8.90%           9.15%           8.74%
Asset Quality Ratios:
Nonperforming and restructured loans to total loans         0.93%           0.68%           0.98%           0.83%           0.78%
Nonperforming and restructured assets to total assets       0.60            0.51            0.70            0.60            0.70
Allowance for possible loan losses to total loans           1.47            1.40            1.47            1.56            1.63
Allowance for possible loan losses to nonperforming       158.69          206.55          150.85          187.51          207.76
And restructured loans
Net chargeoffs to average loans                             0.14            0.20            0.13            0.10            0.04

       CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
                TAXABLE EQUIVALENT BASIS (DOLLARS IN THOUSANDS)


                                               DECEMBER 31, 1998                           DECEMBER 31, 1997
                                    ---------------------------------------     -------------------------------------
                                                      INTEREST    AVERAGE                       INTEREST    AVERAGE
                                        AVERAGE       INCOME/      YIELD/         AVERAGE       INCOME/      YIELD/
                                        BALANCE       EXPENSE       RATE          BALANCE       EXPENSE       RATE
                                    -------------  ------------  ----------     -----------  ------------  ----------
ASSETS
Earning assets:
  Loans (1)                            $1,290,557     $121,700       9.43%       $1,181,421     $111,786       9.46%
  Investments - taxable                   527,213       32,698       6.20           452,738       28,951       6.39
  Investments - tax exempt                 43,269        3,356       7.76            45,773        3,504       7.65
  Federal funds sold                       91,736        4,835       5.27            57,787        3,150       5.45
                                    -------------  ------------                 -----------  ------------
     Total earning assets               1,952,775      162,589       8.33         1,737,719      147,391       8.48
                                    -------------  ------------                 -----------  ------------

Nonearning assets:
  Cash and due from banks                 114,137                                    99,966
  Interest receivable and
   other assets                           116,910                                   104,255
  Allowance for possible
   loan losses                            (18,138)                                  (17,185)
                                    -------------                               -----------
     Total nonearning assets              212,909                                   187,036
                                    -------------                               -----------
     Total assets                      $2,165,684                                $1,924,755
                                    =============                               ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Transaction deposits                 $  104,006        2,572       2.47%       $  156,478        4,055       2.59%
  Savings deposits                        547,887       14,386       2.63           450,491       13,531       3.00
  Time deposits                           826,172       45,988       5.57           745,308       40,199       5.40
  Short-term borrowings                    40,191        2,161       5.38            19,932        1,093       5.48
  Long-term borrowings                     13,123          734       5.59            10,849          648       5.97
  9.65% Capital Securities                 25,000        2,449       9.80            22,683        2,214       9.76
                                    -------------  ------------                 -----------  ------------
     Total interest-bearing
      liabilities                       1,556,379       68,290       4.39         1,405,741       61,740       4.39
                                    -------------  ------------                 -----------  ------------

Interest-free funds:
  Demand deposits                         396,802                                   332,513
  Interest payable and other
   liabilities                             15,642                                    14,246
  Stockholders' equity                    196,861                                   172,255
                                    -------------                               -----------
     Total interest free
      funds                               609,305                                   519,014
                                    -------------                               -----------
     Total liabilities and
      stockholders' equity             $2,165,684                                $1,924,755
                                    =============                               ===========

Net interest income                                   $ 94,299                                  $ 85,651
                                                   ===========                               ===========
Net interest spread                                                  3.94%                                     4.09%
                                                                 ========                                  ========
Net interest margin                                                  4.83%                                     4.93%
                                                                 ========                                  ========

                                                DECEMBER 31, 1996
                                        -----------------------------------
                                                        INTEREST    AVERAGE
                                          AVERAGE       INCOME/      YIELD/
                                          BALANCE       EXPENSE       RATE
                                        ------------   ----------  --------
ASSETS
Earning assets:
  Loans (1)                              $1,047,771     $100,532       9.59%
  Investments - taxable                     436,341       27,287       6.25
  Investments - tax exempt                   47,693        3,552       7.45
  Federal funds sold                         41,918        2,245       5.36
                                        ------------   ----------
     Total earning assets                 1,573,723      133,616       8.49
                                        ------------   ----------

Nonearning assets:
  Cash and due from banks                    93,529
  Interest receivable and
   other assets                              95,592
  Allowance for possible
   loan losses                              (16,040)
                                        ------------
     Total nonearning assets                173,081
                                        ------------
     Total assets                        $1,746,804
                                        ============

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Transaction deposits                   $  233,312     $  6,293       2.70%
  Savings deposits                          339,897       10,520       3.09
  Time deposits                             677,481       36,237       5.35
  Short-term borrowings                      19,247        1,059       5.50
  Long-term borrowings                        2,724          160       5.87
  9.65% Capital Securities                       --           --         --
                                        ------------   ----------
     Total interest-bearing
      liabilities                         1,272,661       54,269       4.26
                                        ------------   ----------

Interest-free funds:
  Demand deposits                           306,311
  Interest payable and other
   liabilities                               12,377
  Stockholders' equity                      155,455
                                        ------------
     Total interest free
      funds                                 474,143
                                        ------------
     Total liabilities and
      stockholders' equity               $1,746,804
                                        ============

Net interest income                                     $ 79,347
                                                       ==========
Net interest spread                                                    4.23%
                                                                   ========
Net interest margin                                                    5.05%
                                                                   ========

(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income, which is the Company's principal source of operating revenue, increased 10.1% in 1998 to $92.8 million, after an increase of 8.02% in 1997. The net interest margin on a taxable equivalent basis for 1998 was 4.83%, down from 4.93% for 1997 and 5.05% for 1996. Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the change in net interest income. The Volume/Rate Analysis summarizes the relative contribution of each of these components to the increases in net interest income in 1998 and 1997. The increase in net interest income in 1998 was due to growth in loans and net earning assets. Average loans rose 9.24%.
At the same time, average net earning assets increased to $396 million from $332 million for 1997. In 1997, average loans increased 12.76% and average net earning assets increased to $332 million from $301 million for 1996. The declining net interest margin is the result of several factors including low interest rates, a flatter yield curve and loan pricing competition. This is reflected in the negative rate variances for 1998 and 1997.

     VOLUME/RATE ANALYSIS                           CHANGE IN 1998                                    CHANGE IN 1997
                                     ----------------------------------------------    ---------------------------------------------
   TAXABLE EQUIVALENT BASIS             TOTAL          DUE TO            DUE TO           TOTAL          DUE TO            DUE TO
                                                      VOLUME (1)          RATE                          VOLUME (1)          RATE
                                     ---------     --------------     -------------    ---------     --------------     ------------
                                                                         (Dollars in thousands)
 INCREASE (DECREASE)
 INTEREST INCOME:
   Loans                               $ 9,914            $10,326          $  (412)      $11,254            $12,824         $(1,570)
   Investments - taxable                 3,747              4,762           (1,015)        1,664              1,025             639
   Investments - tax exempt               (148)              (192)              44           (48)              (143)             95
   Federal funds sold                    1,685              1,858             (173)          905                850              55
                                     ---------     --------------     -------------    ---------     --------------     ------------
      Total interest income             15,198             16,754           (1,556)       13,775             14,556            (781)
                                     ---------     --------------     -------------    ---------     --------------     ------------

 INTEREST EXPENSE:
   Transaction deposits                 (1,483)            (1,360)            (123)      (2,238)            (2,072)            (166)
   Savings deposits                        855              2,926           (2,071)        3,011              3,423            (412)
   Time deposits                         5,789              4,363            1,426         3,962              3,628             334
   Short-term borrowings                 1,068              1,111              (43)           34                 38              (4)
   Long-term borrowings                     86                136              (50)          488                477              11
   9.65% Capital Securities                235                226                9         2,214                 --           2,214
                                     ---------     --------------     -------------    ---------     --------------     ------------
      Total interest expense             6,550              7,402             (852)        7,471              5,494           1,977
                                     ---------     --------------     -------------    ---------     --------------     ------------

 Net interest income                   $ 8,648            $ 9,352          $  (704)      $ 6,304            $ 9,062         $(2,758)
                                     =========     ==============     =============    =========     ==============     ============

     Interest rate sensitivity analysis measures the sensitivity of the Company's net interest margin to changes in interest rates by analyzing the repricing relationship between its earning assets and interest-bearing liabilities. This analysis is limited by the fact that it presents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, and does not take into account the sensitivity of yields and rates of specific assets and liabilities to changes in market rates. In 1998, Management continued its strategy of creating manageable negative interest sensitivity gaps. This approach takes advantage of the Company's stable core deposit base and the relatively short maturity and repricing frequency of its loan portfolio, as well as the historical existence of a positive yield curve, which enhances the net interest margin over the long term. Although interest rate risk is increased on a controlled basis by this position, it is somewhat mitigated by the Company's high level of liquidity.

     The Analysis of Interest Rate Sensitivity presents the Company's earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 1998. At that date, interest-bearing liabilities exceeded earning assets by $492 million in the three month interval. The Company's negative gap position increased in 1998 and 1997 as a result of the majority of its earning asset growth having a maturity or repricing frequency of one to five years. This negative gap position assumes that the Company's core savings and transaction deposits are immediately rate sensitive and reflects Management's perception that the yield curve will be positively sloped over the long term. When the yield curve flattens, as it did in 1997 and 1998, the Company's net interest margin would be expected to decline, unless the Company adjusts its interest sensitivity gap position or employs other strategies to control the rise in rates on interest-bearing liabilities or to increase the yield on earning assets.

ANALYSIS OF INTEREST RATE SENSITIVITY               INTEREST RATE                 NONINTEREST RATE
                                                      SENSITIVE                      SENSITIVE
                                            -----------------------------    --------------------------
DECEMBER 31, 1998                              0 TO 3          4 TO 12         1 TO 5          OVER 5
                                               MONTHS          MONTHS          YEARS           YEARS            TOTAL
                                            -----------      ----------      ----------      ----------       ----------
             EARNING ASSETS
 Loans                                       $  601,951       $ 159,884       $ 419,482       $ 157,562       $1,338,879
 Federal funds sold                             187,369              --              --              --          187,369
 Securities                                      62,477          90,521         356,678          72,973          582,649
                                            -----------      ----------      ----------      ----------       ----------
      Total                                  $  851,797       $ 250,405       $ 776,160       $ 230,535       $2,108,897
                                            ===========      ==========      ==========      ==========       ==========

 FUNDING SOURCES

 Noninterest-bearing demand deposits (1)     $       --       $      --       $     --        $ 252,764       $  252,764
 Savings and transaction deposits               699,278              --             --               --          699,278
 Time deposits of $100 or more                  151,316          60,983         14,330               --          226,629
 Time deposits under $100                       436,724         170,606         28,172               --          635,502
 Short-term borrowings                           54,841              --             --               --           54,841
 Long-term borrowings                               308             982          8,797            2,879           12,966
 9.65% Capital Securities                            --              --             --           25,000           25,000
 Stockholders' equity                                --              --             --          201,917          201,917
                                            -----------      ----------      ----------      ----------       ----------
      Total                                  $1,342,467       $ 232,571       $ 51,299        $ 482,560       $2,108,897
                                            ===========      ==========      ==========      ==========       ==========

 Interest sensitivity gap                    $ (490,670)      $  17,834       $724,861        $(252,025)

 Cumulative gap                              $ (490,670)      $(472,836)      $252,025        $      --
 Cumulative gap as a percentage
   of total earning assets                       (23.27)%        (22.42)%        11.95%              -- %

(1) Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders' equity.

PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for possible loan losses was $2.21 million for 1998 compared to $2.89 million for 1997, and $2.18 million for 1996. These relatively low levels of provisions reflect the Company's strong asset quality. The amounts provided for the last three years primarily relate to loan growth and net loan charge-offs. The Company establishes a 1% allowance for possible losses on non-classified loans. Net loan charge-offs were $1.85 million for 1998, compared to $2.31 million for 1997 and $1.39 million for 1996. The net charge-offs for 1998 and 1997 were equivalent to only 0.14% and 0.20% of average loans, respectively. A more detailed discussion of the allowance for possible loan losses is provided under "Loans."

NONINTEREST INCOME

     Noninterest income increased in 1998 by $2.51 million, or 11.67%, compared to an increase of $1.51 million, or 7.53% in 1997 and $2.6 million, or 14.95%, in 1996. Noninterest income has become an increasingly important source of revenue. The Company's fee income has increased each year since 1987 due to improved pricing strategies, enhanced product lines and bank acquisitions. New products and strategies have been implemented which are expected to produce continued growth in noninterest income.

     Service charges on deposits increased $1.48 million, or 11.24%, compared to increases of 12.3% and 10.9% in 1997 and 1996, respectively. In 1997 and 1998, the Company implemented strategies to improve the charging and collection of various service charges. The growth in 1996 was primarily due to acquisitions. Other noninterest income decreased $1.02 million, or 12.24%, in 1998, after increasing 3.46% in 1997 and 20.41% in 1996. The primary causes of the increases were increased fees from mortgage loan originations, gains on sales of mortgage loans and higher trust revenues.

     Net gains on securities transactions were only $12,000 in 1998, compared to $2,000 in 1997, and $219,000 in 1996. The Company's practice is to hold its securities to maturity and it does not engage in trading activities. The small gains from securities transactions have primarily been from securities that have been called or from disposing of securities acquired in mergers which had a higher than acceptable level of risk. A more detailed discussion of securities is provided under "Securities."

NONINTEREST EXPENSE

     Total noninterest expense increased in 1998 by 12.6% to $80.5 million, compared to increases of 14.5% for 1997 and 15.7% for 1996. Noninterest expense in 1998 included $3.1 million of acquisition and restructuring costs. The increase in 1998, before these acquisition and restructuring costs was 8.15 %. Salaries and employee benefits have increased over the past three years due to acquisitions, higher salary levels, additional staff for new product lines and increased loan demand. Occupancy and fixed asset expense, depreciation, amortization and data processing services all increased due to acquisitions.
Net income from other real estate owned of $111,000 was recognized for 1998, compared to net expense of $298,000 and $57,000 for 1997 and 1996. These amounts are reflective of the Company's efforts to reduce nonperforming assets, with gains on sales of properties being recognized in 1998.

INCOME TAXES

     Income tax expense increased to $12.5 million in 1998, from $10.5 million for 1997 and $12.2 million for 1996. The primary reasons for the difference between the Company's effective tax rate and the federal statutory rate are nondeductible amortization and state tax expense. In 1997, the Company recognized a benefit of $193,000 for a state net operating loss carryforward. The Company also utilized substantial amounts of net operating loss carryforwards in 1993 and 1994. The remaining carryforwards are limited as to the amounts which may be utilized each year.

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


FINANCIAL POSITION

CASH AND FEDERAL FUNDS SOLD

     Cash consists of cash and cash items on hand, deposits and other amounts due from other banks, and reserves deposited with the Federal Reserve Bank. Federal funds sold consists of overnight investments of excess funds with other financial institutions. The amount of cash and federal funds sold carried by the Company is a function of the availability of funds presented to other institutions for clearing, the Company's requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and federal funds sold increased $155 million compared to December 31, 1997, due largely to an inflow of temporary deposits at year-end 1998 and the Company's increased level of federal funds purchased from correspendent banks. In 1997, cash and federal funds sold decreased $13.8 million as compared to year-end 1996. Based on average balances, however, there were increases of $48.1 million and $21.3 million for 1998 and 1997, respectively. Consequently, comparisons of year-end balances of cash and federal funds sold are not necessarily reflective of the overall trend.

SECURITIES

     During 1998, total securities increased $72.2 million, or 14.1%, compared to an increase of $33.2 million, or 6.96%, in 1997. The increase in 1998 was primarily due to acquisitions, while the increase in 1997 was in line with the internal growth of the Company.

     Securities available for sale represented 77.6% of the total securities portfolio at year-end 1998, compared to 69.8% at year-end 1997. These levels reflect the Company's strategy of maintaining a very liquid portfolio. Securities available for sale had a net unrealized gain of $8.25 million at year-end 1998, compared to $2.78 million the preceding year. These gains are included, net of tax, in the Company's stockholders' equity as $5.43 million and $1.79 million, respectively.

     SECURITIES                                                 DECEMBER 31
                                                  1998             1997              1996
                                            --------------    -------------     -------------
                                                          (Dollars in thousands)
     HELD FOR INVESTMENT
     U.S. Treasury and other federal              $ 87,520         $106,396          $112,237
      agencies
     States and political subdivisions              43,283           47,819            45,516
     Other securities                                   --               53                75
                                            --------------    -------------     -------------
        Total                                     $130,803         $154,268          $157,828
                                            ==============    =============     =============
     Estimated market value                       $132,804         $156,210          $158,753
                                            ==============    =============     =============
     AVAILABLE FOR SALE
     U.S. Treasury and other federal              $438,935         $342,679          $309,194
      agencies
     States and political subdivisons                2,499            3,361             1,284
     Other Securities                               10,412           10,118             8,885
                                            --------------    -------------     -------------
        Total                                     $451,846         $356,158          $319,363
                                            ==============    =============     =============

     The Maturity Distribution of Securities summarizes the maturity and weighted average taxable equivalent yields of the securities portfolio. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represents 91.3% of the total portfolio.

MATURITY
DISTRIBUTION                                                    AFTER ONE YEAR        AFTER FIVE YEARS
OF SECURITIES                                                        BUT                    BUT
                                                                 WITHIN FIVE
       DECEMBER 31, 1998               WITHIN ONE YEAR              YEARS             WITHIN TEN YEARS        AFTER TEN YEARS
                                     ---------------------  ---------------------   ---------------------  ----------------------
                                       AMOUNT      YIELD      AMOUNT      YIELD       AMOUNT      YIELD      AMOUNT      YIELD
                                     ----------  ---------  ----------  ---------   ----------  ---------  ----------  ---------
                                                                                 (Dollars in thousands)
HELD FOR INVESTMENT
U.S. Treasury and other federal
 agencies                              $ 25,100       6.44%   $ 49,497       6.72%     $ 8,730       6.45%    $ 4,193       5.65%
State and political subdivisions          9,055       7.32      19,729       7.52        9,996       7.84       4,503       7.27
Other securities                             --         --          --         --           --         --          --         --
                                     ----------             ----------              ----------             ----------
     Total                             $ 34,155       6.67    $ 69,226       6.95      $18,726       7.19     $ 8,696       6.48
                                     ==========             ==========              ==========             ==========
Percentage of total                       26.11%                 52.93%                  14.32%                  6.64%
                                     ==========             ==========              ==========             ==========
AVAILABLE FOR SALE
U.S. Treasury and other federal
 agencies                              $ 97,273       6.36%   $329,757       5.89%     $ 9,032       6.78%    $ 2,873       6.15%
State and political subdivisions          1,287       7.31         237       7.57          288       7.45         687       7.34
Other securities                             --         --          --         --           --         --      10,412       6.58
                                     ----------             ----------              ----------              ---------
     Total                             $ 98,560       6.37    $329,994       5.89      $ 9,320       6.80     $13,972       6.52
                                     ==========             ==========              ==========              =========
Percentage of total                       21.82%                 73.03%                   2.06%                  3.09%
                                     ----------             ----------              ----------             ----------
Total securities                       $132,715       6.45%   $399,220       6.07%     $28,046       7.06%    $22,668       6.51%
                                     ==========             ==========              ==========             ==========
Percentage of total                       22.78%                 68.52%                   4.81%                  3.89%
                                     ----------             ----------              ----------             ----------

                                                             TOTAL
                                                ----------------------------
                                                   AMOUNT            YIELD
                                                -------------      ---------
 HELD FOR INVESTMENT
U.S. Treasury and other federal
  agencies                                           $ 87,520           6.56%
State and political subdivisions                       43,283           7.53
Other securities                                           --             --
                                                -------------
     Total                                           $130,803           6.88
                                                =============
 Percentage of total                                   100.00%
                                                =============
 AVAILABLE FOR SALE
 U.S. Treasury and other federal
  agencies                                           $438,935           6.01%
State and political subdivisions                        2,499           7.36
Other securities                                       10,412           6.58
                                                -------------
     Total                                           $451,846           6.03
                                                =============
 Percentage of total                                   100.00%
                                                =============

 Total securities                                    $582,649           6.22%
                                                =============
 Percentage of total                                   100.00%
                                                =============

LOANS

     The Company has generated significant loan growth over the past nine years from both acquisitions and internal originations. Total loans increased $89.2 million, or 7.14%, in 1998, and $124 million, or 11.1%, in 1997. Internal growth is being generated primarily in the Oklahoma City and Tulsa metropolitan markets, and by specialized lending activities such as guaranteed student loans, SBA guaranteed loans and residential mortgage loans.

Composition

     The Company's loan portfolio is diversified among various types of commercial and individual borrowers. Commercial loans are comprised principally of loans to companies in light manufacturing, retail and service industries. Construction and development loans totaled only $75.9 million, or 5.67% of total loans as of the end of 1998. Real estate loans are relatively evenly divided between mortgages on personal residences and loans secured by commercial and other types of properties. Installment loans are comprised mostly of loans to individuals for the purchase of vehicles and student loans. Loans secured by real estate have always been a large proportion of the Company's loan portfolio. In 1998, this percentage was 55.2% compared to 53.3% for 1997. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and close monitoring of the values of individual properties.

LOANS BY CATEGORY                                                        DECEMBER 31,
                            ---------------------------------------------------------------------------------------------------

                                    1998              1997                 1996                1995            1994
                            ------------------  ------------------  --------------------  ----------------  ---------------------

                                        % OF                   % OF                 % OF                % OF               % OF
                              AMOUNT    TOTAL      AMOUNT     TOTAL     AMOUNT      TOTAL    AMOUNT     TOTAL    AMOUNT    TOTAL
                            ---------- -------  -----------  -------  -----------  -------  ---------  -------- --------  -------
                                                              (Dollars in thousands)
Commercial, financial  and
 other                      $  361,222   26.98%  $  342,779    27.43%  $  309,042    27.46%  $255,655   26.99%  $223,739    26.70%
Real estate - construction      75,907    5.67       54,858     4.39       45,813     4.07     36,043    3.81     40,285     4.81
Real estate - mortgage         663,448   49.55      611,163    48.90      533,253    47.39    461,295   48.71    397,660    47.46
Consumer                       238,302   17.80      240,905    19.28      237,170    21.08    194,097   20.49    176,211    21.03
                            ----------  ------  -----------  -------  -----------  -------  ---------  ------   --------  -------
     Total                  $1,338,879  100.00%  $1,249,705   100.00%  $1,125,278   100.00%  $947,090  100.00%  $837,895   100.00%
                            ==========  ======  ===========  =======  ===========  =======  =========  ======   ========  =======

     The majority of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, over half of the commercial real estate and other commercial loans had adjustable interest rates at year-end 1998. The short maturities and adjustable interest rates on these loans allow the Company to maintain the majority of its loan portfolio near market interest rates.

     MATURITY AND RATE SENSITIVITY                                 MATURING
                                                 -------------------------------------------
     OF LOANS                                                      AFTER ONE
     DECEMBER 31, 1998                               WITHIN        BUT WITHIN       AFTER
                                                    ONE YEAR       FIVE YEARS     FIVE YEARS       TOTAL
                                                 ------------   -------------   ------------
                                                                  (Dollars in thousands)
     Commercial, financial and other             $    238,880   $     110,601   $     11,741   $    361,222
     Real estate - construction                        51,160          18,097          6,650         75,907
     Real estate - mortgage (excluding loans
     secured by 1 to 4 family residential
      properties)                                     238,435          93,138         61,026        392,599
                                                 ------------   -------------   ------------   ------------
          Total                                  $    528,475   $     221,836   $     79,417   $    829,728
                                                 ============   =============   ============   ============

     Loans with predetermined interest rates     $    204,336   $      96,870   $     19,725   $    320,931
     Loans with adjustable interest rates             324,139         124,966         59,692        508,797
                                                 ------------   -------------   ------------   ------------
          Total                                  $    528,475   $     221,836   $     79,417   $    829,728
                                                 ============   =============   ============   ============
     Percentage of total                                63.69%          26.74%          9.57%        100.00%
                                                 ============   =============   ============   ============

     The information relating to the maturity and rate sensitivity of loans is based upon original loan terms and is not adjusted for "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Loans

     Nonperforming and restructured loans increased from 1995 through 1996
primarily as a result of acquisitions but decreased in 1997.   Nonperforming and
restructured loans as a percentage of total loans was 0.93% at year-end 1998, compared to 0.68% at year-end 1997 and 0.98% at year-end 1996. From a historical perspective, nonperforming loans peaked in 1986 and have gradually decreased since that time. However, it is reasonable to expect that over the next several years the level of nonperforming loans and loan losses will rise to more historical norms as a result of economic and credit cycles.

     Nonaccrual loans negatively impact the Company's net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt.
Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding at year end was approximately $344,000 in 1998 and $532,000 in 1997. Only a small amount of this interest was ultimately collected.

     The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible. The Company's experience is that a significant portion of both principal and interest is eventually recovered. However, the above normal risk associated with nonperforming loans is considered in the determination of the allowance for possible loan losses. At year-end 1998, the allowance for possible loan losses as a percentage of nonperforming and restructured loans was 158.69%, compared to 206.55% at the end of 1997 and 150.85% at the end of 1996.

NONPERFORMING AND RESTRUCTURED LOANS                                                   DECEMBER 31,
                                                     -----------------------------------------------------------------------------
                                                        1998            1997            1996            1995             1994
                                                     -----------     -----------     -----------     ------------     ------------
                                                                                 (Dollars in thousands)
Past due over 90 days and still accruing                 $ 2,792         $ 1,600         $ 2,943           $  979          $   687
Nonaccrual                                                 8,308           6,416           7,319            6,148            4,983
Restructured                                               1,288             436             722              777              889
                                                     -----------     -----------     -----------     ------------     ------------
     Total nonperforming and restructured loans           12,388           8,452          10,984            7,904            6,559
Other real estate owned and repossessed assets             1,639           1,766           1,977            1,883            3,471
                                                     -----------     -----------     -----------     ------------     ------------
     Total nonperforming and restructured assets         $14,027         $10,218         $12,961           $9,787          $10,030
                                                     ===========     ===========     ===========     ============     ============
Nonperforming and restructured loans to total loans         0.93%           0.68%           0.98%            0.83%            0.78%
                                                     ===========     ===========     ===========     ============     ============
Nonperforming assets to total assets                        0.60%           0.51%           0.70%            0.60%            0.70%
                                                     ===========     ===========     ===========     ============     ============

     Other real estate owned and repossessed assets decreased in 1998 to $1.64 million from $1.77 million at year-end 1997. The slight increase in other real estate owned in 1996 was primarily due to acquisitions during the year. The Company places a substantial amount of emphasis on disposing of these assets.
To encourage local management to sell the other real estate as quickly as possible and to ensure that it is carried at a conservative value, the Company's policy is to write other real estate down annually by the greater of 10% of its remaining carrying value, or the difference between its remaining carrying value and its estimated market value.

     Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. BancFirst had approximately $31 million of these loans, which are not included in nonperforming and restructured assets, at December 31, 1998. In general, these loans are well collateralized and have no identifiable loss potential. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Allowance for Possible Loan Losses

     The allowance for possible loan losses reflects Management's assessment of the risk of loss inherent in the Company's loan portfolio. The allowance and its adequacy is determined through consideration of many factors, including evaluation of known problem loans, levels of adversely classified, past due and nonperforming loans, loan loss experience, and economic conditions. To facilitate Management's assessment, the Company's Asset Quality Department performs periodic loan reviews at each of the Company's locations. The process of determining the adequacy of the allowance for possible loan losses, however, necessarily involves the exercise of judgment and consideration of numerous subjective factors and, accordingly, there can be no assurance that the current level of the allowance will prove adequate in light of future developments and economic conditions. As loan quality changes with economic and credit cycles, it would be reasonable to expect the Company's net charge-offs and loan loss provisions to return to more historically normal levels. BancFirst's adversely classified loans (which includes nonperforming loans, certain restructured loans and potential problem loans described above) totaled approximately $37.4 million at the end of 1998, which was equal to 2.79% of total loans.

     The Company's net charge-offs have been very low in recent years. In 1998, the Company recognized $1.85million of net charge-offs, which was only 0.14% of average loans, compared to $2.31 million of net charge-offs, or 0.20% of average loans, for 1997.

ANALYSIS OF ALLOWANCE FOR                                         YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------------------
POSSIBLE LOAN LOSSES                      1998                1997               1996             1995                 1994
                                    -----------------    --------------     --------------   --------------       --------------
                                                                       (Dollars in thousands)
Balance at beginning of year               $   17,458       $   16,569        $   14,821          $ 13,627            $ 12,855
                                    -----------------    --------------     --------------   --------------       --------------
Charge-offs:
  Commercial                                  (1,805)           (1,182)             (743)             (657)               (770)
  Real estate                                   (212)             (238)             (118)             (170)               (127)
  Consumer                                      (989)           (1,670)             (968)             (880)               (898)
  Other                                         (171)              (80)             (120)              (78)                (68)
                                    -----------------    --------------     --------------   --------------       --------------
          Total charge-offs                   (3,177)           (3,169)           (1,949)           (1,785)             (1,863)
                                    -----------------    --------------     --------------   --------------       --------------
Recoveries:
  Commercial                                      811              320               114               436                 925
  Real estate                                     223              202               161               156                 344
  Consumer                                        258              315               247               231                 239
  Other                                            34               25                35                25                  35
                                    -----------------    --------------     --------------   --------------       --------------
           Total recoveries                     1,326              862               557               848               1,543
                                    -----------------    --------------     --------------   --------------       --------------
Net (charge-offs) recoveries                    1,851           (2,307)           (1,392)             (937)               (320)
Provisions charged to operations                2,211            2,888             2,181             1,617                 651
Additions from acquisitions                     1,841              308               959               514                 441
                                    -----------------    --------------     --------------   --------------       --------------
Balance at end of year                     $   19,659       $   17,458        $   16,569          $ 14,821            $ 13,627
                                    =================    ==============     ==============   ==============       ==============
Average loans                              $1,290,557       $1,181,421        $1,047,771          $894,412            $795,571
                                    =================    ==============     ==============   ==============       ==============
Total loans                                $1,338,879       $1,249,705        $1,125,278          $947,090            $837,895
                                    =================    ==============     ==============   ==============       ==============
Net charge-offs to average loans                 0.14%            0.20%             0.13%             0.10%               0.04%
                                    =================    ==============     ==============   ==============       ==============
Allowance to total loans                         1.47%            1.40%             1.47%             1.56%               1.63%
                                    =================    ==============     ==============   ==============       ==============
Allocation of the allowance by
 category of loans:
Commercial, financial and other            $    5,277       $    4,358        $    4,506          $  3,503            $  3,290
Real estate - construction                      1,400            1,085               972               889               1,027
Real estate - mortgage                          9,406            7,883             7,090             6,326               5,496
Consumer                                        3,229            2,924             2,999             2,463               2,174
Unallocated                                       347            1,208             1,002             1,640               1,640
                                    -----------------    --------------     --------------   --------------       --------------
           Total                           $   19,659       $   17,458        $   16,569          $ 14,821            $ 13,627
                                    =================    ==============     ==============   ==============       ==============
Percent of loans in each category
 to total loans:
Commercial, financial and other                 26.98%           27.43%            27.46%            26.99%              26.70%
Real estate - construction                       5.67             4.39              4.07              3.81                4.81
Real estate - mortgage                          49.55            48.90             47.39             48.71               47.46
Consumer                                        17.80            19.28             21.08             20.49               21.03
                                    -----------------    --------------     --------------   --------------       --------------
           Total                               100.00%          100.00%           100.00%           100.00%             100.00%
                                    =================    ==============     ==============   ==============       ==============

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

     The Company's core deposits provide it with a stable, low-cost funding source. Total deposits increased $264 million in 1998, and $107 million in 1997, primarily from acquisitions. Demand deposits as a percentage of total deposits has been increasing since 1994. Core deposits as a percentage of total deposits increased in 1998 to 90.39% from 89.14% in 1997. In 1996, interest-bearing transaction deposits decreased and savings deposits increased as a result of a new product introduced by the Company which sweeps excess funds in transaction accounts into a savings account. The effect of this change is even more apparent in the 1997 and 1998 average balances.

ANALYSIS OF AVERAGE                                                   YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------
DEPOSITS                                         1998           1997             1996          1995             1994
                                              ----------     -----------     -----------    -----------     -----------
AVERAGE BALANCES                                                        (Dollars in thousands)
Demand deposits                               $  396,802     $  332,513      $  306,311     $  256,903      $  241,070
Interest-bearing transaction
 deposits                                        104,006        156,478         233,312        311,884         320,352
Savings deposits                                 547,887        450,491         339,897        209,398         213,643
Time deposits under $100,000                     646,003        562,415         517,264        452,173         407,538
                                              ----------     -----------     -----------    -----------     -----------
     Total core deposits                       1,694,698      1,501,897       1,396,784      1,230,358       1,182,603
Time deposits of $100,000 or more                180,169        182,893         160,217        132,892          93,300
                                              ----------     -----------     -----------    -----------     -----------
     Total deposits                           $1,874,867     $1,684,790      $1,557,001     $1,363,250      $1,275,903
                                              ==========     ===========     ===========    ===========     ===========

                                       % OF                % OF               % OF                % OF                % OF
PERCENTAGES OF TOTAL DEPOSITS          TOTAL      RATE     TOTAL     RATE     TOTAL     RATE     TOTAL     RATE      TOTAL    RATE
                                      -------    ------   -------   ------   -------   ------   -------  -------    -------  ------
  AND AVERAGE RATES PAID
Demand deposits                        21.16%              19.74%             19.67%             18.84%              18.89%
Interest-bearing transaction
 deposits                               5.55      2.47%     9.29     2.59%    14.98     2.70%    22.88     3.12%     25.11    2.78%
Savings deposits                       29.22      2.63     26.74     3.00     21.83     3.09     15.36     3.64      16.74    3.05
Time deposits under $100,000           34.46      5.49     33.37     5.39     33.23     5.33     33.17     5.34      31.95    3.94
                                      -------             -------            -------            -------             -------
           Total core deposits         90.39               89.14              89.71              90.25               92.69
Time deposits of $100,000 or more       9.61      5.84     10.86     5.41     10.29     5.41      9.75     5.54       7.31    4.02
                                      -------             -------            -------            -------             -------
           Total deposits             100.00%             100.00%            100.00%            100.00%             100.00%
                                      =======             =======            =======            =======             =======
Average rate paid on
  interest-bearing deposits                       4.26%              4.26%              4.24%              4.42%              3.41%
                                                  =====              =====              =====              =====              =====

     The Company has not utilized brokered deposits. Approximately ___% of its time deposits of $100,000 or more at December 31, 1998 mature in one year or less.

          MATURITY OF CERTIFICATES OF DEPOSIT                DECEMBER 31,
          $100,000 OR MORE                                      1998
                                                            --------------
                                                            (In thousands)
          Three months or less                              $      99,461
          Over three months through six months                     45,881
          Over six months through twelve months                    54,994
          Over twelve months                                       26,293
                                                            --------------
               Total                                        $      226,629
                                                            ==============

     Short-term borrowings, consisting mainly of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $54.8 million in 1998, compared to $25.7 million in 1997. In 1998, the Company expanded its correspondent banking activities. The increase in short-term borrowings is due largely from federal funds purchased by correspondent banks.

     In 1995, the Bank became a member of the Federal Home Loan Bank of Topeka, Kansas (the "FHLB") and began borrowing from the FHLB at favorable interest rates. These borrowings are collateralized by a pledge of residential first mortgages. Long-term borrowings increased to $13 million in 1998 from $7.05 million in 1997.

     The Bank is highly liquid. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. Cash flows from operations, investing activities and other funding sources have provided the funds for the increased loan activity.

     The liquidity of BancFirst Corporation is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. During 1998, the Bank paid four common stock dividends totaling $10 million and two preferred stock dividends totaling $1.93 million.

CAPITAL RESOURCES

     Stockholders' equity totaled $202 million at year-end 1998, compared to $181 million at year-end 1997 and $166 million at year-end 1996. The increases in stockholders' equity are primarily due to net earnings retained. The Company's average equity capital ratio at year-end 1998 was 9.09%, compared to 8.95% for 1997 and 8.89% for 1996. At December 31, 1998, the Company's leverage ratio was 8.54% and its total risk-based capital ratio was 15.57%, compared to minimum requirements of 3% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels.

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

     Future dividend payments will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company's ability to pay dividends, Management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 1999.

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

     The table below presents the Company's financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 1998.

    MARKET RISK                       AVG.       EXPECTED MATURITY / PRINCIPAL REPAYMENTS AT DECEMBER 31,                   FAIR
                                                 -------------------------------------------------------
    DECEMBER 31, 1998                 RATE       1999    2000         2001     2002   2003    THEREAFTER     BALANCE       VALUE
                                      ----       ----    ----         ----     ----   ----    ----------     -------       -----
    INTEREST SENSITIVE ASSETS
    Loans, net                        9.17%    $537,127  $199,230  $143,397  $118,590 $95,796   $244,739     $1,338,879  $1,346,783
    Federal funds sold                4.68      187,369        --        --        --      --         --        187,369     187,369
    Securities                        6.13      132,715   118,169   123,878   112,740  44,433     50,714        582,649     584,650
    INTEREST SENSITIVE  LIABILITIES
    Savings and transaction deposits  2.75      699,280        --        --        --      --         --        699,280     699,280
    Time deposits                     5.08      734,054    95,454    17,160     9,616   5,767         78        862,129     863,810
    Short-term borrowings             4.35       54,841        --        --        --      --         --         54,841      54,841
    Long-term borrowings              5.76        1,290     1,290     1,290     1,290   4,927      2,879         12,966      13,062
    9.65% Capital Securities          9.76           --        --        --        --      --     25,000         25,000      25,993
    OFF BALANCE SHEET ITEMS
    Loan commitments                                 --        --        --        --      --         --             --       2,040
    Letter of credit                                 --        --        --        --      --         --             --         113

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

     The plan developed by the Company consists of the following five phases:

          1.  Awareness
          2.  Assessment
          3.  Renovation
          4.  Validation
          5.  Implementation

     All five phases of the plan have been completed. Testing of mission critical applications was completed in March 1999. An evaluation of Year 2000 credit risk has been completed. Contingency plans have been prepared for each mission critical application.

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

FUTURE APPLICATION OF ACCOUNTING STANDARDS

     See Note (1) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting announcements.

SEGMENT INFORMATION

     See Note (21) of the Notes to Consolidated Financial Statements for disclosures regarding the Company's operating business segments.

FORWARD LOOKING STATEMENTS

     The Company may make forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to earnings, credit quality, year 2000 compliance, corporate objectives, interest rates and other financial and business matters. The Company cautions readers that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions, the performance of financial markets and interest rates; legislative and regulatory actions and reforms; competition; as well as other factors, all of which change over time. Actual results may differ materially from forward-looking statements.

                      REPORTS OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of BancFirst Corporation:

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of BancFirst Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of AmQuest Financial Corporation which statements reflect total assets of $577,074,000 at December 31, 1997 and total revenues of $46,350,000 and $42,291,000 for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion express herein, insofar as it relates to the amounts included for AmQuest Financial Corporation, is based solely on the report of the other auditors. We conducted our audits of the consolidated financial statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP
Oklahoma City, Oklahoma
April 2, 1999


To the Board of Directors and Stockholders of BancFirst Corporation:

We have audited the consolidated statement of financial condition of AmQuest Financial Corp. (an Oklahoma corporation) and subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997, prior to the restatement (and therefore, not presented herein) for the pooling-of-interests business combination as discussed in Note 2. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of AmQuest Financial Corp. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                    ARTHUR ANDERSEN LLP


Oklahoma City, Oklahoma,
  January 23, 1998 (except with respect to the matter discussed in Note 15, as to which the date is March 2, 1998)

                             BANCFIRST CORPORATION
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)

                                                                                                        DECEMBER 31,
                                                                                            ----------------------------------
                                                                                                  1998               1997
                                                                                            ---------------    ---------------
ASSETS
Cash and due from banks                                                                       $  132,286         $  104,397
Interest-bearing deposits with banks                                                                  11                168
Securities (market value: $584,650 and $512,368, respectively)                                   582,649            510,426
Federal funds sold                                                                               187,369             60,377
Loans:
  Total loans (net of unearned interest)                                                       1,338,879          1,249,705
  Allowance for possible loan losses                                                             (19,659)           (17,458)
                                                                                            ---------------    ---------------
          Loans, net                                                                           1,319,220          1,232,247
Premises and equipment, net                                                                       47,558             45,839
Other real estate owned                                                                            1,057              1,593
Intangible assets, net                                                                            24,095             19,052
Accrued interest receivable                                                                       19,589             16,374
Other assets                                                                                      22,049             25,990
                                                                                            ---------------    ---------------
          Total assets                                                                        $2,335,883         $2,016,463
                                                                                            ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                                         $  463,391         $  370,042
  Interest-bearing                                                                             1,561,409          1,391,168
                                                                                            ---------------    ---------------
          Total deposits                                                                       2,024,800          1,761,210
Short-term borrowings                                                                             54,841             25,731
Long-term borrowings                                                                              12,966              7,051
9.65% Capital Securities                                                                          25,000             25,000
Accrued interest payable                                                                           8,315              8,401
Other liabilities                                                                                  8,044              7,825
                                                                                            ---------------    ---------------
          Total liabilities                                                                    2,133,966          1,835,218
                                                                                            ---------------    ---------------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued: 9,291,929 and  9,614,004, respectively)                  9,292              9,614
  Capital surplus                                                                                 45,148             44,104
  Retained earnings                                                                              142,046            131,146
  Accumulated other comprehensive income                                                           5,431              1,788
  Treasury stock, at cost (377,129 shares in 1997)                                                    --             (5,407)
                                                                                            ---------------    ---------------
          Total stockholders' equity                                                             201,917            181,245
                                                                                            ---------------    ---------------
          Total liabilities and stockholders' equity                                          $2,335,883         $2,016,463
                                                                                            ===============    ===============

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------------------------
                                                                                    1998                1997                1996
                                                                             ----------------    ----------------    --------------
INTEREST INCOME
Loans, including fees                                                              $121,319            $111,553          $100,314
Interest-bearing deposits with banks                                                      7                   6                 1
Securities:
  Taxable                                                                            32,698              28,730            27,099
  Tax-exempt                                                                          2,190               2,314             2,385
Federal funds sold                                                                    4,828               3,358             2,432
                                                                             ----------------    ----------------    --------------
          Total interest income                                                     161,042             145,961           132,231
                                                                             ----------------    ----------------    --------------
INTEREST EXPENSE
Deposits                                                                             62,946              57,784            53,055
Short-term borrowings                                                                 2,161               1,094             1,051
Long-term borrowings                                                                    734                 648               160
9.65% Capital Securities                                                              2,449               2,214                --
                                                                             ----------------    ----------------    --------------
          Total interest expense                                                     68,290              61,740            54,266
                                                                             ----------------    ----------------    --------------
Net interest income                                                                  92,752              84,221            77,965
Provision for possible loan losses                                                    2,211               2,888             2,181
                                                                             ----------------    ----------------    --------------

          Net interest income after provision                                        90,541              81,333            75,784
            for possible loan losses                                         ----------------    ----------------    --------------
NONINTEREST INCOME
Service charges on deposits                                                          14,634              13,155            11,710
Securities transactions                                                                  12                   2               219
Other                                                                                 9,373               8,351             8,072
                                                                             ----------------    ----------------    --------------
          Total noninterest income                                                   24,019              21,508            20,001
                                                                             ----------------    ----------------    --------------
NONINTEREST EXPENSE
Salaries and employee benefits                                                       44,360              39,377            35,378
Occupancy and fixed assets expense, net                                               5,131               4,541             4,146
Depreciation                                                                          4,772               4,185             3,357
Amortization                                                                          3,313               2,852             2,433
Data processing services                                                              2,176               2,178             2,029
Net income expense from other real estate owned                                        (111)                298                57
Restructuring charges                                                                 1,912                  --                --
Other                                                                                18,929              18,024            14,986
                                                                             ----------------    ----------------    --------------
          Total noninterest expense                                                  80,482              71,455            62,386
                                                                             ----------------    ----------------    --------------
Income before taxes                                                                  34,078              31,386            33,399
Income tax expense                                                                  (12,528)            (10,481)          (12,249)
                                                                             ----------------    ----------------    --------------
          Net income                                                                 21,550              20,905            21,150
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities                                             3,643                 982            (1,249)
                                                                             ----------------    ----------------    --------------
          Comprehensive income                                                     $ 25,193            $ 21,887          $ 19,901
                                                                             ================    ================    ==============
NET INCOME PER COMMON SHARE
Basic                                                                              $   2.32            $   2.26          $   2.29
                                                                             ================    ================    ==============
Diluted                                                                            $   2.27            $   2.21          $   2.22
                                                                             ================    ================    ==============

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------------------
                                                                  1998                       1997                    1996
                                                       --------------------------  ----------------------- --------------------
                                                           SHARES       AMOUNT        SHARES       AMOUNT     SHARES    AMOUNT
                                                       ------------- ------------  ------------  --------- ---------- ---------
COMMON STOCK
Issued at beginning of year                              9,614,004     $  9,614     9,668,913     $  9,669  9,494,030  $  9,494
Shares issued                                               53,416           53        60,600           61    174,883       175
Shares acquired and canceled                              (375,491)        (375)     (115,509)        (116)        --        --
                                                       ------------- ------------  ------------  --------- ---------- ----------
Issued at end of year                                    9,291,929     $  9,292     9,614,004     $  9,614  9,668,913  $  9,669
                                                       ============= ============  ============  ========= ========== ==========
CAPITAL SURPLUS
Balance at beginning of year                                           $ 44,104                   $ 44,275             $ 42,759
Common stock issued                                                       1,090                        991                1,449
Treasury stock sold                                                         319                         39                   67
Common stock canceled                                                      (365)                    (1,201)                  --
                                                                     ------------                ----------           ----------
Balance at end of year                                                 $ 45,148                   $ 44,104             $ 44,275
                                                                     ============                ==========           ==========
RETAINED EARNINGS
Balance at beginning of year                                           $131,146                   $116,200             $ 97,711
Net income                                                               21,550                     20,905               21,150
Dividends on common stock ($0.50, $0.42, and $0.34                       (4,200)                    (3,168)              (2,661)
  per share, respectively)
Common stock canceled                                                    (6,450)                    (2,791)                  --
                                                                     ------------                ----------           ----------
Balance at end of year                                                 $142,046                   $131,146             $116,200
                                                                     ============                ==========           ==========
ACCUMULATED OTHER
  COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of year                                           $  1,788                   $    806             $  2,055
Net change                                                                3,643                        982               (1,249)
                                                                     ------------                ----------           ----------
Balance at end of year                                                 $  5,431                   $  1,788             $    806
                                                                     ============                ==========           ==========
TREASURY STOCK
Balance at beginning of year                               377,129     $ (5,407)      379,346     $ (5,371)   142,832  $ (1,247)
Common stock acquired                                           --           --         3,431          (67)   254,782    (4,439)
Common stock sold                                          (46,061)         253        (5,648)          31    (18,268)      315
Common stock canceled                                     (331,068)       5,154            --           --         --        --
                                                       ------------- ------------  ------------  --------- ---------- ----------
Balance at end of year                                          --           --       377,129     $ (5,407)   379,346  $ (5,371)
                                                       ------------- ------------  ------------  --------- ---------- ----------
Total stockholders' equity                                             $201,917                   $181,245             $165,579
                                                                     ============                =========            ==========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      DECEMBER 31,
                                                                      -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                    1998              1997             1996
                                                                      ---------        ---------        ---------
Net income                                                            $  21,550        $  20,905        $  21,150
Adjustments to reconcile to net cash provided by operating
 activities:
  Provision for possible losses                                           2,211            2,888            2,181
  Depreciation and amortization                                           8,085            7,037            5,790
  Net amortization of securities premiums and discounts                    (714)            (735)             (93)
  Unrealized losses on fixed assets                                       1,402               --               --
  Unrealized losses on other real estate owned                              120               73              179
  Increase in interest receivable                                        (1,687)            (507)             (14)
  Increase (decrease) in interest payable                                (2,427)           1,782              286
  Increase in deferred tax asset                                           (856)            (923)            (761)
  Other, net                                                             (1,675)           2,936          (10,531)
                                                                      ---------        ---------        ---------
          Net cash provided by operating activities                      26,009           33,456           18,187
                                                                      ---------        ---------        ---------

INVESTING ACTIVITIES
Net cash and due from banks provided by (used for) acquisitions
 and divestitures                                                        39,642          (15,237)           6,335
Purchases of securities:
  Held for investment                                                   (24,145)         (42,686)         (41,238)
  Available for sale                                                   (173,296)        (109,303)         (69,206)
Maturities of securities:
  Held for investment                                                    49,660           45,732           50,505
  Available for sale                                                     99,043           86,856           72,831
Proceeds from sales of securities:
  Held for investment                                                     1,986              644            2,476
  Available for sale                                                      9,180              173           20,402
Net (increase) decrease in federal funds sold                          (123,466)          13,384          (16,435)
Purchases of loans                                                       (8,967)          (4,775)         (14,973)
Proceeds from sales of loans                                            156,946          119,484          107,461
Net other increase in loans                                            (165,825)        (206,180)        (189,603)
Purchases of premises and equipment                                      (9,106)          (5,578)          (6,654)
Proceeds from the sale of other real estate owned and repossessed         2,913            3,749            3,300
 assets
Other, net                                                                2,671            1,148             (978)
                                                                      ---------        ---------        ---------
          Net cash used for investing activities                       (142,764)        (112,589)         (75,777)
                                                                      ---------        ---------        ---------

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits                 91,515            5,624           35,234
Net increase in certificates of deposits                                 22,891           53,398           24,498
Net increase (decrease) in short-term borrowings                         32,110            2,060           (8,314)
Net increase in long-term borrowings                                      2,915              415            9,818
Issuance of 9.65% Capital Securities                                         --           23,972               --
Issuance of common stock                                                  1,105              482              507
Acquisition of common stock                                              (2,036)          (4,175)          (4,439)
Cash dividends paid                                                      (4,013)          (3,045)          (2,518)
                                                                      ---------        ---------        ---------
          Net cash provided by financing activities                     144,487           78,731           54,786
                                                                      ---------        ---------        ---------

Net increase (decrease) in cash and due from banks                       27,732             (402)          (2,804)
Cash and due from banks at the beginning of the year                    104,565          104,967          107,771
                                                                      ---------        ---------        ---------
Cash and due from banks at the end of the year                        $ 132,297        $ 104,565        $ 104,967
                                                                      =========        =========        =========

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest                                $  64,010        $  61,754        $  53,567
                                                                      =========        =========        =========
Cash paid during the year for income taxes                            $  13,552        $  11,765        $  12,606
                                                                      =========        =========        =========

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

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BancFirst and its subsidiaries BancFirst Investment Corporation, Lenders Collection Corporation and Express Financial Corporation, and Kingfisher Bank & Trust Co. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts for 1997 and 1996 have been reclassified to conform with the 1998 presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles inherently involves the use of estimates and assumptions, which affect the amounts reported in the financial statements and the related disclosures. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported.

SECURITIES

     The Company does not engage in securities trading activities. Any sales of securities are for the purpose of executing the Company's asset/liability management strategy, eliminating a perceived credit risk in a specific security, or providing liquidity. Securities that are being held for indefinite periods of time, or that may be sold as part of the Company's asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated market value. Unrealized gains or losses on securities available for sale are reported as a component of stockholders' equity, net of income tax. Securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method, unless such investments are considered permanently impaired, in which case they are adjusted to the lower of cost or market. Gains or losses from sales of securities are based upon the book value of the specific securities sold.

LOANS

     Loans are stated at the principal amount outstanding. Interest income on certain installment loans is recorded by use of a method that produces a reasonable approximation of a constant yield on the outstanding principal. Interest on all other performing loans is recognized based upon the principal amount outstanding.

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

                             BANCFIRST CORPORATION

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is increased by annual provisions charged to operating expense and is reduced by net loan charge-offs. The provision for loan losses charged to operating expense is based on past loan loss experience and other factors which, in Management's judgement, deserve current recognition in estimating possible loan losses. Such other factors considered by Management include evaluations of known problem loans, levels of adversely classified and nonperforming loans, and general economic conditions.

     A loan is considered impaired when it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans are collateral dependent. Accordingly, the amount of impairment is measured based upon the fair value of the underlying collateral and is included in the allowance for possible loan losses.

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

INTANGIBLE ASSETS

     Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of the core deposits. The excess of cost over the fair value of assets acquired (goodwill) is amortized on a straight-line basis over fifteen to forty years, depending upon when the goodwill originated. Organization cost and trademarks are amortized on a straight-line basis over five years and fifteen years, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and its resulting designation. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

     In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities" to require that after the securitization of Mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The Statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

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

     In March 1996, BancFirst acquired City Bankshares, Inc. ("City Bankshares") which had $136,251 in total assets. The acquisition was for cash of $19,125, with City Bankshares and its subsidiary bank, City Bank & Trust, being merged into BancFirst. C-Teq, Inc., an 85% owned data processing subsidiary of City Bankshares, was spun off to the shareholders of City Bankshares prior to the acquisition. BancFirst also paid the CEO of City Bankshares $1,250 for an agreement not to compete with BancFirst for a period of four years. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company's consolidated financial statements from the date of the acquisition forward. A core deposit intangible of $830 and goodwill of $7,419 were recorded in the acquisition. The acquisition did not have a material effect on the results of operations of the Company for 1996.

     In October 1996, the Company acquired all of the assets and assumed all of the liabilities of Commerce Bancorp which had $17,786 in assets. Commerce Bancorp was controlled by certain executive officers of the Company. The acquisition was effected through the exchange of 156,508 shares of BancFirst Corporation common stock for all of the Commerce Bancorp common stock outstanding. The minority shares of Commerce Bancorp's subsidiary bank were purchased for $102. The merger was accounted for as a book value purchase, which is similar to the pooling of interests method, although the effects of the merger are included in the Company's consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 1996.

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

     In March 1998, BancFirst completed the purchase of 13 branches from NationsBank, N.A. and concurrently sold three of the branches to another Oklahoma financial institution. The purchase and sale resulted in BancFirst purchasing loans and other assets of approximately $32,800, assuming deposits of approximately $132,100 and paying a premium on deposits of approximately $9,100. The transaction was accounted for as a purchase. Accordingly, the effects of the purchase are included in the Company's consolidated financial statements from the date of the purchase forward. BancFirst subsequently sold an additional four of the branches during 1998. These branches had loans and other assets of approximately $2,500, and deposits of approximately $54,000. These transactions did not have a material effect on the results of operations of the Company for 1998.

     In May 1998, the Company completed a merger with Lawton Security Bancshares, Inc. ("Lawton Security Bancshares"), which had approximately $92,000 in total assets. The merger was effected through the exchange of 414,790 shares of BancFirst Corporation common stock for all of the Lawton Security Bancshares common stock outstanding, and was accounted for as a pooling of interests. Accordingly, the consolidated accounts of Lawton Security Bancshares have been combined with the accounts of the Company and are included in the Company's consolidated financial statements for all periods presented.

                             BANCFIRST CORPORATION

     In October 1998, the Company completed a merger with AmQuest Financial Corp. ("AmQuest") of Duncan, Oklahoma, which had approximately $526,000 in total assets. The merger was effected through the exchange of 2,522,594 shares of BancFirst Corporation common stock for all of the AmQuest common stock outstanding, and was accounted for as a pooling of interests. Accordingly, the consolidated accounts of AmQuest have been combined with the accounts of the Company and are included in the Company's consolidated financial statements for all periods presented. The Company recorded estimated restructuring charges of $1,912 upon consummation of the merger in October 1998. These charges consist of termination benefits of $345 for 37 employees terminated and $1,567 for loss on facilities and other assets to be sold or abandoned. Other merger and conversion related expenses estimated at $1,200 were incurred. Additionally, the Company restated AmQuest's allowance for possible loan losses to conform to its own methodology; accordingly, the allowance for possible loan losses was increased by $1,400, which was applied retroactively to prior periods.

     Prior to the merger with BancFirst Corporation, AmQuest had made acquisitions of its own. In March 1996, AmQuest purchased certain assets and assumed certain liabilities of the Anadarko, Oklahoma branch of First Southwest Bank. The net purchase price of $398 resulted in total intangible assets of $81. In April 1997, AmQuest acquired American National Bank of Lawton, which had total assets of approximately $61,000, for cash of $12,073. This resulted in total intangible assets of $4,083. Both of these transactions were accounted as purchases. Accordingly, the effects of the acquisitions are included in the Company's consolidated financial statements from the dates of the acquisitions forward. The acquisitions did not have a material effect on the results of operations of the Company.

     In December 1998, the Company completed the acquisition of Kingfisher Bancorp, Inc. which had total assets of approximately $91,000. The acquisition was for cash of $12,000 and was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company's consolidated financial statements from the date of the acquisition forward. A core deposit intangible of $286 and goodwill of $1,871 were recorded in the acquisition. The acquisition did not have a material effect on the results of operations of the Company for 1998.

     In February 1999, the Company sold the previously mentioned Anadarko, Oklahoma branch, which had deposits of approximately $15,500. The sale resulted in a pretax gain of approximately $900.

(3)  DUE FROM BANKS AND FEDERAL FUNDS SOLD

     The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. Also, it sells federal funds to certain of these institutions on an overnight basis. As a result, the Company had concentrations of credit risk in four institutions totaling $142,220 at December 31, 1998 and in two institutions totaling $39,063 at December 31, 1997. These institutions are selected based on the strength of their financial condition and their creditworthiness. No collateral is required on such balances.

     The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or on deposit with the Federal Reserve Bank. The average amount of reserves maintained for each of the years ended December 31, 1998 and 1997 was approximately $29,151 and $29,200, respectively.

(4)  SECURITIES

     The table below summarizes securities held for investment and securities available for sale:

                                                                                  DECEMBER 31,
                                                                           -------------------------
                                                                               1998          1997
                                                                           -----------   -----------
               Held for investment at cost (market value; $132,804 and
                 $156,210, respectively)                                      $130,803      $154,268
               Available for sale, at market value                             451,846       356,158
                                                                           -----------   -----------
                       Total                                                  $582,649      $510,426
                                                                           ===========   ===========

                             BANCFIRST CORPORATION

The table below summarizes the amortized cost and estimated market values of securities held for investment:

                                                                                  GROSS               GROSS              ESTIMATED
                                                             AMORTIZED          UNREALIZED          UNREALIZED            MARKET
                                                                COST              GAINS               LOSSES              VALUE
                                                           --------------   -----------------   -----------------    --------------
DECEMBER 31, 1998
U.S. Treasury                                              $       24,513   $              74   $             (28)   $       24,559
Other federal agencies                                              5,042                  48                  --             5,090
Mortgage backed securities                                         57,965                 908                (207)           58,666
States and political subdivisions                                  43,283               1,227                 (21)           44,489
Other securities                                                       --                  --                  --                --
                                                           --------------   -----------------   -----------------    --------------
          Total                                            $      130,803   $           2,257   $            (256)   $      132,804
                                                           ==============   =================   =================    ==============
DECEMBER 31, 1997
U.S. Treasury                                              $       42,239   $             265   $             (16)   $       42,488
Other federal agencies                                             15,865                 116                 (24)           15,957
Mortgage backed securities                                         48,292                 761                (107)           48,946
States and political subdivisions                                  47,819                 992                 (43)           48,768
Other securities                                                       53                  --                  (2)               51
                                                           --------------   -----------------   -----------------    --------------
          Total                                            $      154,268   $           2,134   $            (192)   $      156,210
                                                           ==============   =================   =================    ==============

     The table below summarizes the amortized cost and estimated market values of securities available for sale:

                                                                                 GROSS              GROSS             ESTIMATED
                                                              AMORTIZED        UNREALIZED         UNREALIZED            MARKET
                                                                COST             GAINS              LOSSES              VALUE
                                                            -------------   ---------------   ------------------    -------------
DECEMBER 31, 1998
U.S. Treasury                                               $     267,040   $         6,549   $               (7)   $     273,582
Other federal agencies                                            121,936             1,777                 (359)         123,354
Mortgage backed securities                                         41,734               398                 (133)          41,999
States and political subdivisions                                   2,471                32                   (4)           2,499
Other securities                                                   10,412                --                   --           10,412
                                                            -------------   ---------------   ------------------    -------------
          Total                                             $     443,593   $         8,756   $             (503)   $     451,846
                                                            =============   ===============   ==================    =============
DECEMBER 31, 1997
U.S. Treasury                                               $     224,193   $         2,398   $              (84)   $     226,507
Other federal agencies                                             43,138               367                 (333)          43,172
Mortgage backed securities                                         72,591               627                 (218)          73,000
States and political subdivisions                                   3,336                26                   (1)           3,361
Other securities                                                   10,118                --                   --           10,118
                                                            -------------   ---------------   ------------------    -------------
          Total                                             $     353,376   $         3,418   $             (636)   $     356,158
                                                            =============   ===============   ==================    =============

                             BANCFIRST CORPORATION

     The maturities of securities held for investment and available for sale are summarized below. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid.

                                                                                 DECEMBER 31,
                                                      -----------------------------------------------------------------
                                                                    1998                              1997
                                                      -------------------------------   -------------------------------
                                                                          ESTIMATED                         ESTIMATED
                                                         AMORTIZED          MARKET         AMORTIZED          MARKET
                                                           COST             VALUE            COST             VALUE
                                                      --------------   --------------   --------------   --------------
          HELD FOR INVESTMENT
          Contractual maturity of debt securities:
            Within one year                           $       34,155   $       34,315   $       35,970   $       36,040
            After one year but within five years              69,226           70,121           62,033           62,892
            After five years but within ten years             18,726           19,426           13,668           13,940
            After ten years                                    8,696            8,942           42,597           43,338
                                                      --------------   --------------   --------------   --------------
                    Total                             $      130,803   $      132,804   $      154,268   $      156,210
                                                      ==============   ==============   ==============   ==============


          AVAILABLE FOR SALE
          Contractual maturity of debt securities:
            Within one year                           $       97,990   $       98,560   $       60,574   $       60,711
            After one year but within five years             322,347          329,994          233,811          236,308
            After five years but within ten years              9,247            9,320           10,899           10,970
            After ten years                                    3,597            3,560           39,974           40,051
                                                      --------------   --------------   --------------   --------------
                    Total debt securities                    433,181          441,434          345,258          348,040
          Equity securities                                   10,412           10,412            8,118            8,118
                                                      --------------   --------------   --------------   --------------
                    Total                             $      443,593   $      451,846   $      353,376   $      356,158
                                                      ==============   ==============   ==============   ==============

     Sales of securities are summarized below:

                                                           YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------
                                                     1998           1997           1996
                                                 -----------   -------------   -----------
               Proceeds                              $11,166           $ 817       $22,878
               Gross gains realized                       12               2           233
               Gross losses realized                      --              --            14

     Securities having book values of $359,000, $279,513 and $289,602 at December 31, 1998, 1997 and 1996, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

                             BANCFIRST CORPORATION

(5)  LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The following is a schedule of loans outstanding by category:

                                                                   DECEMBER 31, 1998                 DECEMBER 31, 1997
                                                               -------------------------         ------------------------
                                                                  AMOUNT        PERCENT            AMOUNT        PERCENT
                                                               -----------    ----------         ----------     ---------
          Commercial and industrial                             $  274,497         20.50%        $  262,463         21.00%
          Agriculture                                               62,655          4.68             46,887          3.75
          State and political subdivisions:
            Taxable                                                    822          0.06              1,402          0.11
            Tax-exempt                                               6,370          0.48              8,314          0.67
          Real Estate:
            Construction                                            75,907          5.67             54,858          4.39
            Farmland                                                39,500          2.95             35,255          2.82
            One to four family residences                          318,882         23.82            292,573         23.41
            Multifamily residential properties                      19,412          1.45             20,292          1.62
            Commercial                                             285,654         21.33            263,043         21.05
          Consumer                                                 238,302         17.80            240,905         19.28
          Other                                                     16,878          1.26             23,713          1.90
                                                               -----------    ----------         ----------     ---------
                 Total loans                                    $1,338,879        100.00%        $1,249,705        100.00%
                                                               ===========    ==========         ==========     =========

     The Company's loans are mostly to customers within Oklahoma and over half of the loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained to secure loans are based upon the Company's underwriting standards and management's credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company's interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral. The amount of estimated loss due to credit risk in the Company's loan portfolio is provided for in the allowance for possible loan losses. The amount of the allowance required to provide for all existing losses in the loan portfolio is an estimate based upon evaluations of loans, appraisals of collateral and other estimates which are subject to rapid change due to changing economic conditions and the economic prospects of borrowers. It is reasonably possible that a material change could occur in the estimated allowance for possible loan losses in the near term.

                             BANCFIRST CORPORATION

     Changes in the allowance for possible loan losses are summarized as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------
                                                                      1998           1997           1996
                                                                  -----------    -----------    -----------
               Balance at beginning of year                           $17,458        $16,569        $14,821
                                                                  -----------    -----------    -----------
               Charge-offs                                             (3,177)        (3,169)        (1,948)
               Recoveries                                               1,326            862            556
                                                                  -----------    -----------    -----------
                    Net (charge-offs) recoveries                       (1,851)        (2,307)        (1,392)
                                                                  -----------    -----------    -----------
               Provisions charged to operations                         2,211          2,888          2,181
               Additions from acquisitions                              1,841            308            959
                                                                  -----------    -----------    -----------
               Total additions                                          4,052          3,196          3,140
                                                                  -----------    -----------    -----------
               Balance at end of year                                 $19,659        $17,458        $16,569
                                                                  ===========    ===========    ===========


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

                                     BALANCE                                       BALANCE
                  YEAR ENDED       BEGINNING OF                   COLLECTIONS/      END OF
                 DECEMBER 31,         YEAR          ADDITIONS     TERMINATIONS       YEAR
               ----------------   -------------    -----------    ------------    ---------
                    1996                $ 9,551        $ 8,688        $ (6,227)     $12,012
                    1997                $12,012        $14,864        $ (6,969)     $19,907
                    1998                $19,907        $ 3,303        $(13,491)     $ 9,719

     Below is a summary of impaired loans and the amounts included in the allowance for possible loan losses for impaired loans.

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                                ---------------------
                                                                                   1998        1997
                                                                                ---------   ---------
                    Allowance for possible loss on impaired loans                  $1,944      $2,329
                    Recorded balance of impaired loans                              8,978       8,210

                             BANCFIRST CORPORATION

(6)  PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment by classification:

                                                                                       DECEMBER 31,
                                                                                 ----------------------
                                                                                   1998          1997
                                                                                 --------     ---------
                    Land                                                         $ 10,882      $  9,618
                    Buildings                                                      45,038        44,987
                    Furniture, fixtures and equipment                              30,864        27,017
                    Accumulated depreciation                                      (39,226)      (35,783)
                                                                                 --------      --------
                         Total                                                   $ 47,558      $ 45,839
                                                                                 ========      ========

(7)  INTANGIBLE ASSETS

     The following is a summary of intangible assets, net of accumulated amortization:

                                                                                    DECEMBER 31,
                                                                                 ---------------------
                                                                                  1998           1997
                                                                                 -------       -------
                    Excess of cost over fair value of assets acquired            $21,533       $16,124
                    Core deposit intangibles                                       2,555         2,920
                    Trademarks                                                         7             8
                                                                                 -------       -------
                         Total                                                   $24,095       $19,052
                                                                                 =======       =======

(8)  TIME DEPOSITS

     Certificates of deposit in denominations of $100 or more totaled $226,629 and $192,670 at December 31, 1998 and 1997, respectively.

(9)  SHORT-TERM BORROWINGS

     The following is a summary of short-term borrowings:

                                                                                      DECEMBER 31,
                                                                                 ----------------------
                                                                                  1998            1997
                                                                                 -------        -------
                    Federal funds purchased                                      $45,065        $ 3,696
                    Repurchase agreements                                          9,737         14,105
                    TT&L note                                                         39             --
                    Federal Home Loan Bank advances                                   --          6,000
                    Notes payable                                                     --          1,930
                                                                                 -------        -------
                         Total                                                   $54,841        $25,731
                                                                                 =======        =======
                    Weighted average interest rate                                  4.49%          5.39%
                                                                                 =======        =======

     Federal funds purchased represents borrowings of overnight funds from other financial institutions.

                             BANCFIRST CORPORATION

      The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

      The TT&L note is a demand note issued to the U.S. Treasury.

      The Federal Home Loan Bank advances in 1997 matured at various dates through December 22, 1998.

      The notes payable in 1997 were notes held by trusts controlled by stockholders of Lawton Security Bancshares. These notes were paid subsequent to the merger in May 1998.

(10)  LINE OF CREDIT

      AmQuest maintained a $25,000 line of credit specifically for the purpose of acquiring other financial institutions. Advances would have converted to 10-year term loans at the lender's reference rate at the time of the advance. Quarterly principal and interest payments would have been required on the term loans. The line of credit was secured by the stock of AmQuest's subsidiary banks and the stock of any other bank acquired with the advances. No advances were made under the line of credit, and the line of credit was not assumed by the Company after the merger in October 1998.

(11)  LONG-TERM BORROWINGS

      In 1995 the Company began borrowing under a line of credit from the Federal Home Loan Bank of Topeka, Kansas in order to match-fund certain long-term fixed rate loans. Such advances are at rates of from 4.86% to 7.21% and mature from 2003 through 2013. Interest payments on the advances are due monthly. Semiannual principal payments on the advances total $1,290 per year. In December 1996, the Company borrowed $5,000 under the line of credit to fund general loan growth. This advance was at a rate of 5.97% and matured December 1998. Interest on the advance was payable monthly. Residential first mortgages are pledged as collateral for the borrowings under the line of credit.

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

                             BANCFIRST CORPORATION

(13)  INCOME TAXES

      The components of the Company's income tax expense are as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------
                                                                         1998           1997           1996
                                                                       --------       --------       --------
                    Current taxes: Federal                             $(11,718)      $(10,574)      $(11,304)
                                    State                                (1,433)          (839)        (1,039)
                    Deferred taxes                                          623            932             94
                                                                       --------       --------       --------
                         Total income taxes                            $(12,528)      $(10,481)      $(12,249)
                                                                       ========       ========       ========

      Income tax expense applicable to securities transactions approximated $4, $1 and $16 for the years ended December 31, 1998, 1997 and 1996, respectively.

      At December 31, 1998, the Company had net operating loss carryforwards for tax purposes of approximately $283. If not utilized, the tax net operating loss carryforwards will expire as follows: $9 in 2000, $155 in 2001, and $119 in 2004.

      A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes follows:

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                    --------------------------------------
                                                                                      1998           1997           1996
                                                                                    --------       --------       --------
               Tax expense at the federal statutory tax rate                        $(11,927)      $(10,901)      $(11,595)
               (Increase) decrease in tax expense from:
                 Tax-exempt income, net                                                  976            983          1,046
                 Excess cost amortization                                               (710)          (752)          (632)
                 State tax expense, net of federal tax benefit                          (898)          (758)          (895)
                 Other, net                                                               31            947           (173)
                                                                                    --------       --------       --------
                    Total tax expense                                               $(12,528)      $(10,481)      $(12,249)
                                                                                    ========       ========       ========

                             BANCFIRST CORPORATION

      The net deferred tax asset consisted of the following:

                                                                                                  DECEMBER 31,
                                                                                          -------------------------
                                                                                            1998             1997
                                                                                          ---------       ---------
                    Provisions for possible loan losses                                   $   6,199       $   4,249
                    Discount on securities of banks acquired                                    116             275
                    Write-downs of other real estate owned                                      108             183
                    Net operating loss carryforwards                                            272             645
                    Provision for contingent losses                                              34             492
                    Deferred compensation                                                       653             450
                    Other                                                                       480             312
                                                                                          ---------       ---------
                    Gross deferred tax assets                                                 7,862           6,606
                                                                                          ---------       ---------
                    Unrealized net gain on securities available for sale                     (2,942)           (975)
                    Depreciation                                                             (2,692)         (2,815)
                    Other                                                                      (561)           (520)
                                                                                          ---------       ---------
                    Gross deferred tax liabilities                                           (6,195)         (4,310)
                                                                                          ---------       ---------
                    Net deferred tax asset                                                $   1,667       $   2,296
                                                                                          =========       =========

(14)  EMPLOYEE BENEFITS

      In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the "ESOP") effective January 1, 1985. The ESOP covers all eligible employees, as defined in the ESOP, of the Company and its subsidiaries. The ESOP allows employees to defer up to 12% of their base salary, of which the Company may match 50%, but not to exceed 3% of their base salary. In addition, the Company may make discretionary contributions to the ESOP, as determined by the Company's Board of Directors. The aggregate amounts of contributions by the Company to the ESOP for the years ended December 31, 1998, 1997 and 1996, were approximately $1,000, $1,050 and $841, respectively.

      Both Lawton Security Bancshares and AmQuest had Section 401(k) plans. These plans were merged into the ESOP effective January 1, 1999. Contributions to these plans totaled $576, $545 and $478 for the years ended December 31, 1998, 1997 and 1996.

      BancFirst Corporation also adopted a nonqualified incentive stock option plan (the "BancFirst ISOP") in May 1986. In 1998, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 850,000. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 1998 will become exercisable through the year 2005. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for the ISOP. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") was issued in 1995 which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of the BancFirst ISOP. Adoption of the cost recognition provisions of FAS 123 is optional and the Company has elected to not adopt such provisions. However, pro forma disclosures as if the Company adopted the cost recognition provisions of FAS 123 in 1995 are required and are presented below. A summary of the options granted under the BancFirst ISOP is as follows:

                             BANCFIRST CORPORATION

                                                                                   YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------------------------
                                                                  1998                       1997                   1996
                                                         ----------------------   ---------------------    ---------------------
                                                                          AVG.                    AVG.                     AVG.
                                                           OPTIONS       PRICE      OPTIONS      PRICE       OPTIONS      PRICE
                                                         -----------    -------   -----------    ------    -----------   -------
      Outstanding at beginning of year                       449,625     $17.14       501,750    $12.39        384,125    $ 8.62
      Options granted                                        110,500      36.55        88,500     30.99        136,000     22.29
      Options exercised or repurchased                       (47,750)      7.63      (123,125)     6.87        (18,375)     6.79
      Options canceled                                       (20,750)     26.19       (17,500)    19.92             --        --
                                                         -----------              -----------              -----------
      Outstanding at end of year                             491,625      22.18       449,625     17.14        501,750     12.39
                                                         ===========              ===========              ===========
      Exercisable at end of year                             134,250      10.28       133,625      8.19        219,625      6.67
                                                         ===========              ===========              ===========
      Weighted average fair value of options granted     $     15.36              $     10.16              $      6.61
                                                         ===========              ===========              ===========

      The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: a dividend yield of 1.5%; risk-free interest rates are different for each grant and range from 4.98% to 7.74%; the expected lives of the options are from five to ten years; and volatility of the Company's stock price is from 17.77% to 30.98% for all grants.

      A summary of options outstanding under the BancFirst ISOP as of December 31, 1998 is as follows:

                                           OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
               -----------------------------------------------------------------------    ----------------------------
                                                           WGTD. AVG.
                                                           REMAINING        WGTD. AVG.                      WGTD. AVG.
                   RANGE OF               NUMBER          CONTRACTUAL        EXERCISE       NUMBER           EXERCISE
               EXERCISE PRICES         OUTSTANDING           LIFE              PRICE      EXERCISABLE          PRICE
               ---------------         ------------       -----------       ----------    -----------       ----------
               $6.00 to $10.00              121,375          2.65             $ 6.92          105,250          $ 6.80
               $12.88 to $18.63              68,250          6.66             $15.50            7,750          $14.87
               $20.00 to $40.00             302,000         13.61             $29.83           21,250          $25.84
                                       ------------                                       -----------
               $6.00 to $40.00              491,625          9.94             $22.18          134,250          $10.28
                                       ============                                       ===========

      The pro forma effect as if the Company had adopted the cost recognition provisions of FAS 123 is as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------------------------------------------------------
                                            1998                              1997                                1996
                                 -----------------------------      ---------------------------      ---------------------------
                                  REPORTED          PRO FORMA       AS REPORTED      PRO FORMA       AS REPORTED      PRO FORMA
                                 ----------        -----------      -----------     -----------      -----------     -----------
       APB 25 charge                $    --            $    --          $    --         $    --          $    --         $    --
       FAS 123 charge               $    --            $   186          $    --         $    95          $    --         $    78
       Net income                   $21,550            $21,364          $20,905         $20,810          $21,150         $21,099
       Net income per share:
          Basic                     $  2.32            $  2.30          $  2.26         $  2.25          $  2.29         $  2.28
          Diluted                   $  2.27            $  2.25          $  2.21         $  2.20          $  2.22         $  2.22

      The effects of applying FAS 123 to the pro forma disclosure are not indicative of future results. FAS 123 does not apply to grants of options prior to 1995 and the Company anticipates making additional grants in the future.

                             BANCFIRST CORPORATION

  AmQuest had four stock option plans. These plans have been assumed by the Company, but no new options will be issued under the plans. Pro forma disclosures, as if the cost recognition provision of FAS 123 had been applied, have not been presented for these plans since such disclosures would not result in material differences from the intrinsic value method. Three of the plans are qualified incentive stock option plans for employees (the "AmQuest Employees Stock Option Plans"). A total of 178,135 shares were authorized to be issued under the plans. These options became fully vested at the time of the merger and will expire at various dates through November 2006. A summary of the options granted under the AmQuest Employees Stock Option Plans is as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------------------
                                                      1998                         1997                        1996
                                             -------------------------    -------------------------    ------------------------
                                                                AVG.                         AVG.                        AVG.
                                                OPTIONS        PRICE        OPTIONS         PRICE        OPTIONS        PRICE
                                             ------------    ---------    -----------     ---------    ----------     ---------
Outstanding at beginning of year                  123,590       $13.54        132,420        $13.39        86,060        $ 9.74
Options granted                                        --           --             --            --        64,414         16.97
Options exercised or repurchased                  (47,784)       11.83         (2,969)         6.84       (16,292)         8.24
Options canceled                                   (1,921)       15.73         (5,861)        13.62        (1,762)        13.58
                                             ------------                 -----------                  ----------
Outstanding at end of year                         73,885        14.58        123,590         13.54       132,420         13.39
                                             ============                 ===========                  ==========

     A summary of options outstanding under the AmQuest Employees Stock Option Plans as of December 31, 1998 is as follows:

                                     OPTIONS OUTSTANDING AND EXERCISABLE
               -------------------------------------------------------------------------------
                                                                Wgtd. Avg.
                                                                 REMAINING        WGTD. AVG.
               RANGE OF EXERCISE PRICES         NUMBER          CONTRACTUAL        EXERCISE
                                              OUTSTANDING          LIFE              PRICE
               -------------------------   ---------------   ---------------   ---------------
               $6.84                                10,690              3.18            $ 6.84
               $10.69 to $17.05                     63,195              6.96            $15.89
                                           ---------------
               $6.84 to $17.05                      73,885              6.41            $14.58
                                           ===============

     AmQuest's other stock option plan was for non-employee directors (the "AmQuest Directors Stock Option Plan"). The AmQuest Directors Stock Option Plan was authorized to issue up to 118,755 shares and the options were fully exercisable when granted. A summary of the options granted under the AmQuest Directors Stock Option Plan is as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------------------
                                                      1998                         1997                        1996
                                             -------------------------    -------------------------    ------------------------
                                                                AVG.                         AVG.                        AVG.
                                                OPTIONS        PRICE        OPTIONS         PRICE        OPTIONS        PRICE
                                             ------------    ---------    -----------     ---------    ----------     ---------
Outstanding at beginning of year                   26,539       $17.10         18,459        $15.19         9,901        $13.58
Options granted                                        --           --         10,933         20.62        10,538         17.05
Options exercised or repurchased                  (17,820)       17.05         (2,615)        18.30        (1,980)        17.05
Options canceled                                       --           --           (238)        17.05            --            --
                                             ------------                 -----------                  ----------
Outstanding at end of year                          8,719        17.19         26,539         17.10        18,459         15.19
                                             ============                 ===========                  ==========

                             BANCFIRST CORPORATION

     A summary of options outstanding under the AmQuest Directors Stock Option Plan as of December 31, 1998 is as follows:

                                   OPTIONS OUTSTANDING AND EXERCISABLE
               -------------------------------------------------------------------------------
                                                                Wgtd. Avg.
                                                                REMAINING        WGTD. AVG.
                      RANGE OF                  NUMBER         CONTRACTUAL        EXERCISE
                   EXERCISE PRICES            OUTSTANDING         LIFE              PRICE
               -------------------------   ---------------   ---------------   ---------------
               $13.58 to $20.84                      8,719              7.50            $17.19


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

          (b) 10% Cumulative Preferred Stock: $5.00 par value, redeemable at the Company's option at $5.00 per share plus accumulated dividends; non-voting; cumulative dividends at the rate of 10% payable semi-annually on January 15 and July 15; 900,000 shares authorized; no shares issued or outstanding.

          (c) Common stock: $1.00 par value; 15,000,000 shares authorized. At December 31, 1998, there were 9,291,929 shares issued and outstanding. At December 31, 1997 there were 9,614,004 shares issued and 9,236,875 shares outstanding.

      In March 1995, the Company adopted a Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 200,000 shares of the Company's common stock. In 1997 the SRP was amended to increase the shares authorized to be repurchased to 350,000. The SRP was to be used for purchases of stock by the Company's ESOP, and could also be used to enhance earnings per share, provide stock for the exercise of stock options under the Company's ISOP or to provide additional market liquidity for the stock. During 1997, the Company purchased and canceled 37,900 shares and the ESOP purchased 20,000 shares. No purchases were made under the SRP during 1996. The SRP was terminated in April 1998.

      BancFirst Corporation's ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At December 31, 1998, approximately $20,361 of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

      During any deferral period or any event of default on the 9.65% Capital Securities, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

                             BANCFIRST CORPORATION

     The Company is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company's assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company's financial statements. The required minimums and the Company's respective ratios are shown below.

                                                                                   DECEMBER 31,
                                                                     --------------------------------------
                                                       MINIMUM
                                                       REQUIRED            1998                 1997
                                                  ---------------    -----------------    -----------------
          Tier 1 capital                                                   $   197,390           $  185,405
          Total capital                                                    $   214,656           $  200,949
          Leverage ratio                                     3.00%                8.54%                9.28%
          Tier 1 capital ratio                               4.00%               14.31%               14.93%
          Total capital ratio                                8.00%               15.57%               16.18%

     To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of December 31, 1998 and 1997, BancFirst was considered to be "well capitalized". There are no conditions or events since the most recent notification of BancFirst's capital category that management believes would change its category.

                             BANCFIRST CORPORATION

(16)  NET INCOME PER COMMON SHARE

      Basic and diluted net income per common share are calculated as follows:

                                                                         INCOME               SHARES            PER SHARE
                                                                      (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                                  -----------------    -----------------    ---------------
          YEAR ENDED DECEMBER 31, 1998
          ----------------------------
          BASIC
          Income available to common stockholders                     $      21,550            9,276,526       $       2.32
                                                                                                            ===============
          Effect of stock options                                                --              233,010
                                                                  -----------------    -----------------
          DILUTED
          Income available to common stockholders
            plus assumed exercises of stock options                   $      21,550            9,509,536       $       2.27
                                                                  =================    =================    ===============

          YEAR ENDED DECEMBER 31, 1997
          ----------------------------
          BASIC
          Income available to common stockholders                     $      20,905            9,244,739       $       2.26
                                                                                                            ===============
          Effect of stock options                                                --              228,960
                                                                  -----------------    -----------------
          DILUTED
          Income available to common stockholders
            plus assumed exercises of stock options                   $      20,905            9,473,699       $       2.21
                                                                  =================    =================    ===============

          YEAR ENDED DECEMBER 31, 1996
          ----------------------------
          BASIC
          Income available to common stockholders                     $      21,150            9,249,416       $       2.29
                                                                                                            ===============
          Effect of stock options                                                --              264,147
                                                                  -----------------    -----------------
          DILUTED
          Income available to common stockholders
            plus assumed exercises of stock options                   $      21,150            9,513,562       $       2.22
                                                                  =================    =================    ===============

     Below is the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options' exercise prices were greater than the average market price of the common shares.

                                                                  AVERAGE
                                                                  EXERCISE
                                                  SHARES           PRICE
                                              -------------    -------------
                    DECEMBER 31, 1998                    --      $        --
                    DECEMBER 31, 1997                41,500           $32.77
                    DECEMBER 31, 1996                35,500           $25.88

                             BANCFIRST CORPORATION

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

                                       BALANCE SHEET                                         DECEMBER 31,
                                                                                   -------------------------------
     ASSETS                                                                             1998             1997
                                                                                   -------------   ---------------
     Cash                                                                             $   19,691          $ 13,699
     Securities                                                                            2,000             2,000
     Loans (net of unearned interest)                                                      3,744             4,949
     Investment in subsidiaries, at equity                                               193,779           179,576
     Intangible assets                                                                     4,184             4,026
     Other assets                                                                          5,833             5,840
                                                                                   -------------   ---------------
     Total assets                                                                     $  229,231          $210,090
                                                                                   =============   ===============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Miscellaneous liabilities                                                        $    2,314          $  1,915
     Notes payable                                                                            --             1,930
     9.65% Capital Securities                                                             25,000            25,000
     Stockholders' equity                                                                201,917           181,245
                                                                                   -------------   ---------------
     Total liabilities and stockholders' equity                                       $  229,231          $210,090
                                                                                   =============   ===============

                                 STATEMENT OF INCOME                                       YEAR ENDED DECEMBER 31,
                                                                                -------------------------------------
     OPERATING INCOME                                                                  1998         1997         1996
                                                                                -----------   ----------   ----------
     Dividends from subsidiaries                                                    $17,246      $17,754     $ 14,109
     Interest:
      Loans                                                                             534          824          493
      Interest-bearing deposits                                                         659          483          334
      Securities                                                                        325          119           35
     Other                                                                              339          514          610
                                                                                -----------   ----------   ----------
       Total operating income                                                        19,103       19,694       15,581
                                                                                -----------   ----------   ----------

     OPERATING EXPENSE
     Interest                                                                         2,495        2,327          152
     Amortization                                                                     1,084        1,130        1,135
     Other                                                                            1,913        1,322        1,111
                                                                                -----------   ----------   ----------
       Total operating expense                                                        5,492        4,779        2,398
                                                                                -----------   ----------   ----------

     Income before income taxes and equity in undistributed
      earnings of subsidiaries                                                       13,611       14,915       13,183
     Allocated income tax benefit                                                       811        1,250           25
                                                                                -----------   ----------   ----------

     Income before equity in undistributed earnings of subsidiaries                  14,422       16,165       13,208
     Equity in undistributed earnings of subsidiaries                                 7,128        4,740        7,942
                                                                                -----------   ----------   ----------
       Net income                                                                   $21,550      $20,905     $ 21,150
                                                                                ===========   ==========   ==========

                             BANCFIRST CORPORATION

                            STATEMENT OF CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                     ------------------------------------------
                                                                                          1998           1997           1996
                                                                                     -----------    -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $ 21,550       $ 20,905        $ 21,150
Adjustments to reconcile to net cash provided (used) by operating activities:
  Depreciation and amortization                                                            1,122          1,225           1,461
  Net income of subsidiaries                                                             (24,374)       (22,494)        (22,051)
  Increase in dividends receivable                                                            --           (965)         (2,537)
  Other, net                                                                                 840          3,056            (899)
                                                                                     -----------    -----------    ------------
          Net cash provided (used) by operating activities                                  (862)         1,727          (2,876)
                                                                                     -----------    -----------    ------------
INVESTING ACTIVITIES
Cash dividends received from subsidiaries                                                 16,281         16,789          14,109
Purchases of stock of subsidiaries                                                            --        (29,015)           (770)
Sale of stock of subsidiaries                                                              9,356             --              --
Net cash from acquisitions and mergers                                                   (13,537)            --             305
Purchases of securities                                                                       --             --          (2,981)
Proceeds from maturities of securities                                                        --             --           5,000
Proceeds from sales of securities                                                             --             --             180
Purchase of loans                                                                             --             --          (6,335)
Net other decrease in loans                                                                1,205          1,630             281
Other, net                                                                                    --              2             (15)
                                                                                     -----------    -----------    ------------
          Net cash provided (used) by investing activities                                13,305        (10,594)          9,774
                                                                                     -----------    -----------    ------------
FINANCING ACTIVITIES
Issuance of common stock                                                                   1,715            482             507
Issuance of 9.65% Capital Securities                                                          --         23,972              --
Payments on notes payable                                                                 (1,930)            --            (900)
Purchases of common stock                                                                 (2,036)        (4,175)         (4,439)
Cash dividends paid                                                                       (4,200)        (3,045)         (2,518)
                                                                                     -----------    -----------    ------------
          Net cash provided (used) by financing activities                                (6,451)        17,234          (7,350)
                                                                                     -----------    -----------    ------------
Net increase (decrease) in cash                                                            5,992          8,367            (452)
Cash at the beginning of the year                                                         13,699          5,332           5,784
                                                                                     -----------    -----------    ------------
Cash at the end of the year                                                             $ 19,691       $ 13,699        $  5,332
                                                                                     ===========    ===========    ============
SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest                                                  $  2,495       $  1,201        $    149
                                                                                     ===========    ===========    ============
Cash (received) during the year for income taxes, net                                   $   (858)      $ (1,529)       $    (92)
                                                                                     ===========    ===========    ============

                             BANCFIRST CORPORATION

(18) RELATED PARTY TRANSACTIONS

     BancFirst has provided item processing and correspondent services to
affiliated institutions.   By year-end 1996, all of these institutions had been
merged with BancFirst or sold to other nonaffiliated owners. Service charges to these affiliated institutions for December 31, 1996 totaled $69.

     The Company purchases supplies, furniture and equipment from an affiliated company. During the years ended December 31, 1998, 1997 and 1996, such purchases totaled $237, $114 and $144, respectively.

     The Company also sells credit life and credit accident and health insurance policies for an affiliated insurance company. The Company retains a 40% commission for such sales, which is the maximum amount permitted by law. Net premiums paid to the affiliated insurance company for the years ended December 31, 1998, 1997 and 1996 were $706, $645 and $755, respectively.

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

                                             December 31,
                              -----------------------------------------
                                  1998           1997           1996
                              -----------    -----------    -----------
Loan commitments              $ 309,163       $ 240,353       $185,781
Letters of credit                15,383          16,131         10,553

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

     The Company leases office space in three buildings and two parcels of land on which it owns buildings. These leases expire at various dates through 2064. The future minimum rental payments under these leases are as follows:

                             BANCFIRST CORPORATION

               YEAR ENDING DECEMBER 31:
               1999                           $       957
               2000                                   922
               2001                                   802
               2002                                   599
               2003                                   394
               Later years                          2,609
                                              -----------
               Total                          $     6,283
                                              ===========

     Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $1,065, $899 and $868 during 1998, 1997 and 1996, respectively.

     The Company is a defendant in legal actions arising from normal business activities. During 1992, BancFirst accrued estimated amounts to settle certain of these actions. During 1995 and 1996, these actions were resolved in the Company's favor and the accruals were reversed. In 1997, AmQuest accrued $1,250 related to a lawsuit filed in December 1989 involving a bond issue. The lawsuit was settled in March 1998 and the amount accrued was paid. Management believes that all other legal actions against the Company are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position, results of operations or cash flows.

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

  The estimated fair values of the Company's financial instruments are as follows:

                                                                          DECEMBER 31,
                                                  ----------------------------------------------------------
                                                              1998                            1997
                                                  ----------------------------   ---------------------------
                                                     CARRYING       Fair Value      CARRYING         FAIR
                                                      AMOUNT                         AMOUNT          VALUE
                                                  ------------    ------------   ------------    -----------
FINANCIAL ASSETS
Cash and due from banks                             $  132,297      $  132,297     $  104,565     $  104,565
Federal funds sold                                     187,369         187,369         60,377         60,377
Securities                                             582,649         584,650        510,426        512,368
Loans:
  Loans (net of unearned interest)                   1,338,879                      1,249,705
  Allowance for possible loan losses                   (19,659)                       (17,458)
                                                  ------------                   ------------
  Loans, net                                         1,319,220       1,327,124      1,232,247      1,229,486
FINANCIAL LIABILITIES
Deposits                                             2,024,800       2,026,481      1,761,210      1,761,808
Short-term borrowings                                   54,841          54,841         25,731         25,731
Long-term borrowings                                    12,966          13,062          7,051          7,051
9.65% Capital Securities                                25,000          25,993         25,000         27,908
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments                                                         2,040                         1,577
Letters of credit                                                          113                           121

                             BANCFIRST CORPORATION

(21) SEGMENT INFORMATION

     The Company evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The four principal business units were metropolitan banks, community banks, other financial services, and executive, operations and support. Metropolitan and community banks offer traditional banking products such as commercial and retail lending, and a full line of deposit accounts. Metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. Community banks consist of banking locations in communities throughout Oklahoma. Other financial services are specialty product business units including guaranteed small business lending, guaranteed student lending, residential mortgage lending, trust services, correspondent banking and electronic banking. The executive, operations and support groups represent executive management, operational support and corporate functions that are not allocated to the other business units. The results of operations and selected financial information for the four business units are as follows:

                                                                    OTHER           EXECUTIVE,
                                METROPOLITAN       COMMUNITY       FINANCIAL        OPERATIONS
                                   BANKS             BANKS         SERVICES         & SUPPORT       ELIMINATIONS      CONSOLIDATED
                              ---------------    -------------   -------------   --------------  ----------------   ---------------
 DECEMBER 31, 1998
 Net interest income            $      19,969     $     70,034    $      4,127   $       (1,271)   $         (107)     $     92,752
  (expense)
 Provisions for loan losses               607            1,450             239              (85)               --             2,211
 Noninterest income                     3,613           15,844           3,575           27,039           (26,052)           24,019
 Depreciation and                       1,789            3,633             250            2,413                --             8,085
  amortization
 Merger related costs                      --               --              --            3,134                --             3,134
 Other expenses                        13,199           43,861           4,850            8,644            (1,291)           69,263
                                -------------    -------------   -------------   --------------    --------------      ------------
 Income before taxes            $       7,987    $      36,934   $       2,363   $       11,662           (24,868)     $     34,078
                                =============    =============   =============   ==============    ==============      ============
 Total Assets                   $     486,965    $   1,731,606   $     107,665   $      227,269          (217,622)     $  2,335,883
                                =============    =============   =============   ==============    ==============      ============
 Capital expenditures           $       2,951    $       4,500   $         606   $        1,049                --      $      9,106
                                =============    =============   =============   ==============                        ============
 DECEMBER 31, 1997
 Net interest income
  (expense)                     $      16,316    $      66,535   $       2,484   $       (1,075)   $          (39)     $    84,221
 Provisions for loan losses               224            2,577              87               --                --            2,888
 Noninterest income                     3,274           14,093           2,976           23,756           (22,591)          21,508
 Depreciation and
  amortization                          1,594            3,020             158            2,328               (63)           7,037
 Other expenses                        10,372           42,938           4,497            7,595              (984)          64,418
                                -------------    -------------   -------------   --------------    ---------------     -----------
 Income before taxes            $       7,400    $      32,093   $         718   $       12,758           (21,583)     $    31,386
                                =============    =============   =============   ==============    ===============     ===========
 Total Assets                   $     408,613    $   1,569,414   $      91,698   $      152,663          (205,925)     $ 2,016,463
                                =============    =============   =============   ==============    ===============     ===========
 Capital expenditures           $       1,029    $       2,953   $          96   $        1,500                --      $     5,578
                                =============    =============   =============   ==============                        ===========
 DECEMBER 31, 1996
 Net interest income
  (expense)                     $      13,909    $      61,514   $       2,477   $           65    $           --      $    77,965

 Provisions for loan losses               130            2,047               4                --               --            2,181
 Noninterest income                     2,546           12,546            3,366           24,098          (22,555)          20,001
 Depreciation and
  amortization                          1,290            2,524              177            2,073             (274)           5,790
 Other expenses                         8,518           37,415            4,454            6,459             (250)          56,596
                                -------------    -------------   --------------  ---------------   --------------      -----------
 Income before taxes            $       6,517    $      32,074   $        1,208  $        15,631          (22,031)     $    33,399
                                =============    =============   ==============  ===============   ==============      ===========
 Total Assets                   $     351,303    $   1,486,672   $       86,439  $       110,840         (172,198)     $ 1,863,056
                                =============    =============   ==============  ===============   ==============      ===========
 Capital expenditures           $         672    $       2,756   $          301  $         2,925               --      $     6,654
                                =============    =============   ==============  ===============   ==============      ===========

                             BANCFIRST CORPORATION

     The financial information for each business unit is presented on the basis used internally by management to evaluate performance and allocate resources. The Company utilizes a transfer pricing system to allocate the benefit or cost of funds provided or used by the various business units. Certain services provided by the support group to other business units, such as item processing, are allocated rates approximating the cost of providing the services. Eliminations are adjustments to consolidate the business units and companies.
In 1998, the costs related to the AmQuest merger have been segregated because of their impact on the results of executive, operations and support. Capital expenditures are generally charged to the business unit using the asset.

(22) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 is as follows:

                                                                                         QUARTER
                                                                    -------------------------------------------------
             1998                                                    FOURTH        THIRD        SECOND       FIRST
             ----                                                   ----------   ----------   ----------   ----------
             Net interest income                                       $23,254      $23,385      $23,836      $22,277
             Provision for possible loan losses                            344          596          482          789
             Noninterest income                                          5,688        6,381        6,172        5,778
             Noninterest expense                                        21,511       20,617       19,979       18,375
             Net income                                                  4,554        5,789        5,612        5,595
             Net income per common share:
               Basic                                                      0.49         0.62         0.61         0.60
               Diluted                                                    0.48         0.61         0.59         0.59

             1997
             ----
             Net interest income                                       $21,815      $21,474      $20,908      $20,024
             Provision for possible loan losses                          1,181          478          860          369
             Noninterest income                                          5,777        5,517        5,163        5,051
             Noninterest expense                                        19,928       17,698       17,430       16,399
             Net income                                                  4,889        5,839        4,911        5,266
             Net income per common share:
               Basic                                                      0.53         0.63         0.53         0.57
               Diluted                                                    0.51         0.61         0.52         0.55

                               INDEX TO EXHIBITS
   Exhibit
   Number                     Name of Exhibit
   ------                     ---------------

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

    3.1 Second Amended and Restated Certificate of Incorporation of BancFirst (filed as Exhibit 1 to BancFirst's 8-A/A filed July 23, 1998 and incorporated herein by reference).

    3.2*  Certificate of Designations of Preferred Stock

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

    4.5 Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company's 8-K dated February 25, 1999 and incorporated herein by reference).

    10.1 United Community Company (now BancFirst Company) Stock Option Plan (filed as Exhibit 10.09 to the Company's Registration Statement on Form S-4, file No. 33-13016 and incorporated herein by reference).

    10.2  BancFirst Company Employee Stock Ownership and Thrift Plan (filed as
          Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

    10.3 1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

    10.4 1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

    10.5 1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).
          Exhibit

              Number                           Name of Exhibit
              ------                           ---------------

        22.1*  Subsidiaries of Registrant.

        23.1*  Consent of PriceWaterhouseCoopers LLP
        23.2*  Consent of Arthur Andersen LLP

        27.1* Financial Data Schedule for the year ended December 31, 1998. 27.5* Financial Data Schedule for the year ended December 31, 1997.

        27.9*  Financial Data Schedule for the year ended December 31, 1996.

_________________________
        * Filed herewith.