Form 10-Q
period 1999-03-31
BANCFIRST CORP /OK/
filed 1999-05-17
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                      OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to_________________

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

     --------------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                               ---

  As of April 30, 1999 there were 9,323,513 shares of the registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             BANCFIRST CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                            (Dollars in thousands)

                                                                              MARCH 31,                      DECEMBER 31,
                                                                     ---------------------------------
                                                                         1999                 1998              1998
                                                                     -----------          ------------       ------------
ASSETS
Cash and due from banks                                              $   120,216          $   130,776        $   132,286
Interest-bearing deposits with banks                                          20                  148                 11
Securities (market value: $552,883 and $609,262, respectively)           551,598              607,100            582,649
Federal funds sold                                                       159,600               51,077            187,369
Loans:
  Total loans (net of unearned interest)                               1,350,230            1,306,119          1,338,879
  Allowance for possible loan losses                                     (20,380)             (17,963)           (19,659)
                                                                     -----------          -----------        -----------
          Loans, net                                                   1,329,850            1,288,156          1,319,220
Premises and equipment, net                                               47,553               47,887             47,558
Other real estate owned                                                    1,244                1,052              1,057
Intangible assets, net                                                    23,589               28,678             24,095
Accrued interest receivable                                               20,994               19,903             19,589
Other assets                                                              24,397               20,849             22,049
                                                                     -----------          -----------        -----------
          Total assets                                               $ 2,279,061          $ 2,195,626        $ 2,335,883
                                                                     ===========          ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                $   415,792          $   383,495        $   463,391
  Interest-bearing                                                     1,559,445            1,546,221          1,561,409
                                                                     -----------          -----------        -----------
          Total deposits                                               1,975,237            1,929,716          2,024,800
Short-term borrowings                                                     39,612               25,374             54,841
Long-term borrowings                                                      17,278               10,025             12,966
9.65% Capital Securities                                                  25,000               25,000             25,000
Accrued interest payable                                                   8,037                8,653              8,315
Other liabilities                                                         10,365               10,106              8,044
                                                                     -----------          -----------        -----------
          Total liabilities                                            2,075,529            2,008,874          2,133,966
                                                                     -----------          -----------        -----------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued: 9,321,295 and  9,631,254,
   respectively)                                                           9,321                9,632              9,292
  Capital surplus                                                         45,657               44,376             45,148
  Retained earnings                                                      145,985              135,992            142,046
  Accumulated other comprehensive income                                   2,569                2,029              5,431
  Treasury stock, at cost (355,060 shares in 1998)                            --               (5,277)                --
                                                                     -----------          -----------        -----------
          Total stockholders' equity                                     203,532              186,752            201,917
                                                                     -----------          -----------        -----------
          Total liabilities and stockholders' equity                 $ 2,279,061          $ 2,195,626        $ 2,335,883
                                                                     ===========          ===========        ===========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                 ------------------------------------
                                                                        1999                1998
                                                                 ----------------    ----------------
INTEREST INCOME
Loans, including fees                                              $      29,768        $      29,559
Interest-bearing deposits with banks                                          --                    3
Securities:
 Taxable                                                                    7,787               7,511
 Tax-exempt                                                                   551                 662
Federal funds sold                                                          1,724                 847
                                                                   --------------       -------------
  Total interest income                                                    39,830              38,582
                                                                   --------------       -------------
INTEREST EXPENSE
Deposits                                                                   15,192              15,131
Short-term borrowings                                                         658                 428
Long-term borrowings                                                          227                 132
9.65% Capital Securities                                                      612                 614
                                                                   --------------       -------------
  Total interest expense                                                   16,689              16,305
                                                                   --------------       -------------
Net interest income                                                        23,141              22,277
Provision for possible loan losses                                            937                 789
    Net interest income after provision
     for possible loan losses                                              22,204              21,488
                                                                   --------------       -------------
NONINTEREST INCOME
Service charges on deposits                                                 3,830               3,350
Securities transactions                                                         1                  --
Other                                                                       4,039               2,428
                                                                   --------------       -------------
    Total noninterest income                                                7,870               5,778
                                                                   --------------       -------------
NONINTEREST EXPENSE
Salaries and employee benefits                                             11,398              10,454
Occupancy and fixed assets expense, net                                     1,156               1,119
Depreciation                                                                1,244               1,130
Amortization                                                                  864                 749
Data processing services                                                      572                 570
Net expense from other real estate owned                                       21                  30
Other                                                                       4,761               4,323
                                                                   --------------       -------------
    Total noninterest expense                                              20,016              18,375
                                                                   --------------       -------------
Income before taxes                                                        10,058               8,891
Income tax expense                                                         (3,836)             (3,296)
                                                                   --------------       -------------
    Net income                                                              6,222               5,595
Other comprehensive income, net of tax:
 Unrealized gains (losses) on securities                                   (2,862)                241
                                                                   --------------       -------------
  Comprehensive income                                             $        3,360       $       5,836
                                                                   ==============       =============
NET INCOME PER COMMON SHARE
Basic                                                              $         0.67       $        0.60
                                                                   ==============       =============
Diluted                                                            $         0.66       $        0.59
                                                                   ==============       =============

See accompanying notes to consolidated financial statements.

                            BANCFIRST CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                            (Dollars in thousands)

                                                                                                    THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                               --------------------------
                                                                                                 1999               1998
                                                                                               -------             ------
CASH FLOWS FROM OPERATING ACTIVITIES                                                           $   8,021         $    7,472
INVESTING ACTIVITIES                                                                           ----------        ----------

Net cash and due from banks provided by (used for) acquisitions and divestitures                 (12,116)            93,486
Purchases of securities:
  Held for investment                                                                            (24,575)          (102,064)
  Available for sale                                                                              (9,951)           (22,018)
Maturities of securities:
  Held for investment                                                                             25,719              3,538
  Available for sale                                                                              35,421             11,224
Proceeds from sales of securities:
  Held for investment                                                                                155              6,912
  Available for sale                                                                                  --              6,231
Net (increase) decrease in federal funds sold                                                     27,769              9,300
Purchases of loans                                                                               (11,037)            (3,934)
Proceeds from sales of loans                                                                      41,710             21,667
Net other increase in loans                                                                      (45,669)           (44,125)
Purchases of premises and equipment                                                               (2,374)            (1,454)
Proceeds from the sale of other real estate owned and repossessed assets                             850                699
Other, net                                                                                           773                 87
                                                                                               ---------         ----------
          Net cash used for investing activities                                                  26,675            (20,451)
                                                                                               ---------         ----------
FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits                              (39,795)             6,660
Net increase in certificates of deposits                                                           5,776             30,528
Net increase (decrease) in short-term borrowings                                                 (15,229)              (357)
Net increase in long-term borrowings                                                               4,312              2,974
Issuance of common stock                                                                             549                419
Acquisition of common stock                                                                       (1,067)                --
Cash dividends paid                                                                               (1,302)              (886)
                                                                                               ---------         ----------
          Net cash provided by financing activities                                              (46,756)            39,338
                                                                                               ---------         ----------
Net increase (decrease) in cash and due from banks                                               (12,060)            26,359
Cash and due from banks at the beginning of the period                                           132,296            104,565
                                                                                               ---------         ----------
Cash and due from banks at the end of the period                                               $ 120,236         $  130,924
                                                                                               =========         ==========
SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest                                                         $  16,967         $   15,659
                                                                                               =========         ==========
Cash paid during the year for income taxes                                                     $     146         $      212
                                                                                               =========         ==========

   See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)


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

     The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 1998, the date of the most recent annual report. Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

     As discussed in note (2), the Company completed mergers with Lawton Security Bancshares, Inc. ("Lawton Security Bancshares") in May 1998, and AmQuest Financial Corp ("AmQuest") in October 1998. The mergers were accounted for as a poolings of interests. Accordingly, the consolidated financial information for periods prior to the mergers has been restated to combine the consolidated accounts of Lawton Security Bancshares and AmQuest with the consolidated accounts of the Company for all periods presented.

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

(3)  RECENT ACCOUNTING PRONOUNCEMENTS

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

  In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Activities" to require that after the securitization of Mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The Statement is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not engage in securitization activities. Consequently, the Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

(4)  SECURITIES

     The table below summarizes securities held for investment and securities available for sale.

                                                                                    MARCH 31,
                                                                            -----------------------
                                                                              1999          1998
                                                                            ---------     ---------
     Held for investment at cost (market value; $117,509 and
     $155,219, respectively)                                                $ 116,224     $ 153,057
     Available for sale, at market value                                      435,374       454,043
                                                                            ---------     ---------
          Total                                                             $ 551,598     $ 607,100
                                                                            =========     =========

(5)    COMPREHENSIVE INCOME

     The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          ------------------------
                                                                             1999          1998
                                                                          ----------    ----------
     Unrealized gain (loss) during the period:
     Before-tax amount                                                    $  (4,292)    $   1,063
     Tax (expense) benefit                                                    1,430          (822)
                                                                          ---------     ---------
     Net-of-tax amount                                                    $  (2,862)    $     241
                                                                          =========     =========

   The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                        ---------------------
                                                                          1999        1998
                                                                        --------   ----------
     Unrealized gain (loss) on securities:
     Beginning balance                                                  $  5,431   $   1,788
     Current period change                                                (2,862)        241
                                                                        --------   ---------
     Ending balance                                                     $  2,569   $   2,029
                                                                        ========   =========

(6)  NET INCOME PER COMMON SHARE

     Basic and diluted net income per common share are calculated as follows:

                                                             INCOME               SHARES            PER SHARE
                                                           (NUMERATOR)         (DENOMINATOR)          AMOUNT
                                                        ------------------    -----------------    -------------
THREE MONTHS ENDED MARCH 31, 1999
---------------------------------
BASIC
Income available to common stockholders                 $        6,222              9,311,351      $     0.67
                                                                                                   ==========
Effect of stock options                                             --                127,158
                                                        --------------           ------------
DILUTED                                                 $        6,222              9,438,509      $     0.66
                                                        ==============           ============      ==========
Income available to common stockholders
  plus assumed exercises of stock options

THREE MONTHS ENDED MARCH 31, 1998
---------------------------------
BASIC
Income available to common stockholders                 $        5,595              9,261,543      $     0.60
                                                                                                   ==========
Effect of stock options                                             --                261,936
                                                        --------------           ------------
DILUTED
Income available to common stockholders
  plus assumed exercises of stock options               $        5,595              9,523,479      $     0.59
                                                        ==============           ============      ==========

   Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options' exercise prices were greater than the average market price of the common shares.

                                                                         AVERAGE
                                                                         EXERCISE
                                                        SHARES           PRICE
                                                      ----------      ------------
 Three Months Ended March 31, 1999                      118,950          $ 36.21
 Three Months Ended March 31, 1998                       10,000          $ 40.00

(7)  TENDER OFFER

     On May 3, 1999, the Company commenced a Dutch Auction self-tender offer for a minimum of 100,000 shares, up to 1,000,000 shares, of its common stock, representing approximately 10.73% of the total shares outstanding. The tender offer price range is from $34.00 to $38.00 per share. Shareholders may specify the number of shares and prices within the tender offer price range at which they are willing to tender their shares. The Company will determine the final purchase price that will enable it to purchase up to the maximum number of shares from those shareholders who agreed to sell shares at or below the purchase price. All shares purchased will be purchased at the final price. If more than 1,000,000 shares are tendered at or below the purchase price, the excess will be prorated among those shareholders whose shares are being purchased. Cash on hand and a borrowing under a newly established $12 million revolving line of credit will be used by the Company to pay for the purchase of the stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     The Company reported net income of $6.22 million for the quarter ended March 31, 1999, compared to net income of $5.60 million for the same quarter of 1998. Diluted net income per share was $0.66 for the first quarter of 1999, compared to $0.59 per share for the first quarter of 1998.

     Total assets were $2.28 billion, a decrease of $56.8 million from December 31, 1998, but an increase $83.4 million from March 31, 1998. The increase in total assets at year-end 1998 was partly due to the inflow of temporary deposits. The asset growth compared to the first quarter of 1998 was due primarily to the acquisition of Kingfisher Bancorp, Inc. ("Kingfisher Bancorp") in December 1998. Stockholders' equity rose to $204 million, an increase of $1.62 million compared to December 31, 1998 and $16.8 million compared to March 31, 1998, primarily due to net earnings retained.

RESULTS OF OPERATIONS

     Net interest income increased compared to the first quarter of 1998 $864,000, primarily as a result of earning asset growth. Average net earning assets increased $45.6 million, or 13%, compared to the first quarter of 1998, while net interest spread was 3.79% for the quarter, compared to 4.10% for the first quarter of 1998. Net interest margin on a taxable equivalent basis was 4.61% for the first quarter of 1998, compared to 4.89% for the same quarter of 1998. The lower net interest spread and net interest margin are the result of lower interest rates, a flatter yield curve and competitive pricing pressures on loans.

     The Company provided $937,000 for possible loan losses for the quarter, compared to $789,000 for the first quarter of 1998, reflecting loan growth and slightly higher net charge-offs in 1999. Net loan charge-offs were $216,000 for the first quarter of 1999, compared to $575,000 for the first quarter of 1998. The net charge-offs represent an annualized rate of only 0.06% of total loans for the first quarter of 1999 and 0.18% of total loans for the first quarter of 1998.

     Noninterest income increased $2.09 million, or 36.21%, compared to the first quarter of 1998 due various factors. The acquisition of Kingfisher Bancorp added approximately $125,000 in noninterest income. Service charges on deposits and other income, such as trust fees and income from the origination and sale of residential mortgages grew because of growth in volumes. In addition, the Company sold a branch in Anadarko, Oklahoma and recognized a gain of $890,000. Noninterest expense increased $1.64 million, or 8.93%, due to operating expenses of acquired branches and internal growth.

     Income tax expense increased $540,000 compared to the first quarter of 1998 mainly due to the higher pretax income. The effective tax rate on income before taxes was 38.1%, up from 37.1% in 1998.

FINANCIAL POSITION

     Total securities decreased $31.5 million compared to December 31, 1998 and $55.5 million compared to March 31, 1998. The size of the Company's securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. At year-end 1998 and at March 31, 1999, the Company had higher levels of federal funds sold than in the past, reflecting an increased liquidity position. This, combined with changes in funding from deposits and use of funds for loan growth, resulted in the decreases in the securities portfolio. The net unrealized gain on securities available for sale was $3.96 million at the end of the first quarter of 1999, compared to a gain of $8.25 million at December 31, 1998 and a gain of $3.85 million at March 31, 1998. The average taxable equivalent yield on the securities portfolio for the first quarter decreased to 6.20% from 6.48% for the same quarter of 1998.

     Total loans increased $11.4 million from December 31, 1998 and $44.1 million from March 31, 1998, due to approximately $50 million of loans acquired with Kingfisher Bancorp. The allowance for possible loan losses increased

$721,000 from year-end 1998 and $2,417 million from the first quarter of 1998. The allowance as a percentage of total loans was 1.51%, 1.47% and 1.38% at March 31, 1999, December 31, 1998 and March 31, 1998, respectively. The allowance to nonperforming and restructured loans ratios at the same dates were 181.08%, 158.69% and 225.72%, respectively.

     Nonperforming and restructured assets totaled $12.7 million, compared to $14 million at year-end 1998 and $9.46 million at March 31, 1998. Although the ratio of nonperforming and restructured assets to total assets is only 0.56%, it is reasonable to expect nonperforming loans and loan losses to rise over time to historical norms as a result of economic and credit cycles.

     Total deposits decreased $49.6 million as compared to December 31, 1998 and increased $45.5 million compared to March 31, 1997. The increase compared to the first quarter of 1998 is the net result of the acquisition of Kingfisher Bancorp, which added approximately $76 million in deposits, the sale of approximately $70 million of deposits that were sold with former NationsBank branches and the Anadarko branch, and internal growth. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 11.8% of total deposits at March 31, 1999.

     Short-term borrowings decreased $15.2 million from December 31, 1998 and increased $14.2 million from March 31, 1998. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank. The bank has increased its correspondent banking business over the past year. At year-end 1998, federal funds purchased from correspondent banks were higher than at either March 31, 1999 or 1998.

     Long-term borrowings increased $4.31 million from year-end 1998 and $7.25 million from the first quarter of 1998 due to additional Federal Home Loan Bank borrowings. The Company uses these borrowings primarily to match-fund longer-term fixed-rate loans.

     Stockholders' equity rose to $204 million from $202 million at year-end 1998 and $187 million at March 31, 1998. These increases are the result of accumulated earnings and changes in the net unrealized gain on securities available for sale. Average stockholders' equity to average assets for the quarter was 9.13%, compared to 8.99% for the same quarter of 1998. The Company's leverage ratio and total risk-based capital ratio were 8.97% and 15.87%, respectively, at March 31, 1999, well in excess of the regulatory minimums.

     On May 3, 1999, the Company commenced a Dutch Auction self-tender offer for a minimum of 100,000 shares, up to 1,000,000 shares, of its common stock, representing approximately 10.73% of the total shares outstanding. The tender offer price range is from $34.00 to $38.00 per share. Shareholders may specify the number of shares and prices within the tender offer price range at which they are willing to tender their shares. The Company will determine the final purchase price that will enable it to purchase up to the maximum number of shares from those shareholders who agreed to sell shares at or below the purchase price. All shares purchased will be purchased at the final price. If more than 1,000,000 shares are tendered at or below the purchase price, the excess will be prorated among those shareholders whose shares are being purchased. Cash on hand and a borrowing under a newly established $12 million revolving line of credit will be used by the Company to pay for the purchase of the stock.

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

     The total cost of addressing the Year 2000 issue is not estimated to be material. The Company's core business applications are provided by a data processing company that has devoted substantial resources to assuring that the applications sere certified as Year 2000 compliant by the end of 1998. Certain of the other systems either have been replaced, or were already going to be replaced with newer technology, and their replacement is not being accelerated due the Year 2000 issue. Also, no significant information technology projects are being deferred because of the Year 2000 issue.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

     See Note (3) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

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

                             BANCFIRST CORPORATION
                  SELECTED CONSOLIDATED FINANCIAL STATISTICS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               ----------------------
PERFORMANCE STATISTICS                                                            1999        1998
                                                                               ----------   ---------
Net income per share - basic                                                   $    0.67    $   0.60
Net income per share - diluted                                                      0.07        0.59
Cash dividends per share                                                            0.14        0.12
Return on average assets                                                            1.10 %      1.10 %
Return on average stockholders' equity                                             12.04       12.23
Efficiency ratio                                                                   64.54       65.50

BALANCE SHEET AND ASSET QUALITY                                      MARCH 31,             DECEMBER 31,
 STATISTICS                                                       1999      1998              1998
                                                                --------  --------        --------------
Book value per share                                           $  21.84  $  20.13        $    21.73
Tangible book value per share                                     19.31     17.04             19.14
Average loans to deposits (year-to-date)                          67.94 %   70.63 %           68.83 %
Nonperforming and restructured assets to total assets              0.56      0.43              0.60
Allowance for possible loan losses to total loans                  1.51      1.38              1.47
Allowance for possible loan losses to nonperforming
 and restructured loans                                          181.08    225.72            158.69

CONSOLIDATED AVERAGE BALANCE SHEETS                                   THREE MONTHS ENDED MARCH 31,
                                                          --------------------------------------------------
 AND INTEREST MARGIN ANALYSIS                                      1999                       1998
                                                          -----------------------    -----------------------
   TAXABLE EQUIVALENT BASIS                                AVERAGE      AVERAGE        AVERAGE     AVERAGE
 Earning assets:                                           BALANCE     YIELD/RATE      BALANCE    YIELD/RATE
   Loans                                                   $ 1,343,169    9.01 %     $ 1,268,466     9.44 %
   Securities                                                  568,017    6.20           533,090     6.48
   Federal funds sold                                          144,294    4.84            56,190     5.76
                                                           -----------               -----------
     Total earning assets                                    2,055,480    7.94         1,857,746     8.48
                                                           -----------               -----------
 Nonearning assets:
   Cash and due from banks                                     131,734                   112,863
   Interest receivable and other assets                        128,638                   109,440
   Allowance for possible loan losses                          (19,859)                  (17,620)
                                                           -----------               -----------
     Total nonearning assets                                   240,513                   204,683
                                                           -----------               -----------
     Total assets                                          $ 2,295,993               $ 2,062,429
                                                           -----------               -----------

 Interest-bearing liabilities
   Interest-bearing deposits                               $ 1,564,414    4.01 %     $ 1,440,339     4.24 %

   Short-term borrowings                                        52,978    5.01            31,431     5.46
   Long-term borrowings                                         16,060    5.72             9,570     5.56
   9.65% Capital Securities                                     25,000    9.92            25,000     9.96
                                                           -----------               -----------
     Total interest-bearing liabilities                      1,658,452    4.15         1,506,340     4.37
                                                           -----------               -----------

 Interest-free funds:
   Noninterest-bearing deposits                                412,597                   355,550

   Interest payable and other liabilities                       15,425                    15,059
   Stockholders' equity                                        209,519                   185,480
     Total interest-free funds                                 637,541                   556,089
                                                           -----------               -----------
     Total liabilities and stockholders' equity            $ 2,295,993               $ 2,062,429
                                                           ===========               ===========

 Net interest spread                                                      3.79 %                     4.10 %
 Net interest margin                                                      4.61 %                     4.89 %
                                                                       =======                    =======

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     There have been no significant changes in the Registrants disclosures regarding market risk since December 31, 1998, the date of its annual report to stockholders.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
   (a) Exhibits

       EXHIBIT
       NUMBER                            EXHIBIT
     -----------  --------------------------------------------------------------

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

        3.1 Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company's Form 8-A/A filed July 23, 1998 and incorporated herein by reference

        3.2       Certificate of Designations of Preferred Stock (filed as
                  Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

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

        4.3 Series A Capital Securities Guarantee Agreement dated as of Feburary 4, 1997 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K dated Feburary 4, 1997 and incorporated herein by reference)

        4.4 Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company's Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

      27.1*       Financial Data Schedule for the three months ended March 31,
                  1999.

      27.2*       Financial Data Schedule for the three months ended March 31,
                  1998.
 -------------------------------------------------------------------------------

*Filed herewith

     (b) The following report on Form 8-K has been filed by the Company during the quarter ended March 31, 1999.

     Date of
     Report                                     Items Reported
    ---------               ----------------------------------------------------------------------------
   February 25, 1999        Adoption of Rights Agreement, dated as of February 25, 1999.


                                  SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BANCFIRST CORPORATION
                                    ---------------------
                                           (Registrant)



Date May 17, 1999                   /s/ Randy P. Foraker
     ------------                   --------------------------------------------
                                           (Signature)
                                    Randy P. Foraker
                                    Senior Vice President and Controller;
                                    Assistant Secretary/Treasurer
                                    (Principal Accounting Officer)