Form 10-Q/A
period 1999-03-31
BANCFIRST CORP /OK/
filed 1999-05-27
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A


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

(8)  SEGMENT INFORMATION

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

                                                                   Other         Executive,
                              Metropolitan      Community        Financial       Operations
                                  Banks           Banks           Services        & Support       Eliminations      Consolidated
                             --------------  ---------------  --------------  ----------------  ----------------  ----------------
 March 31, 1999
 Net interest income            $  5,400      $   16,872          $  1,229        $   (360)         $      --       $   23,141
  (expense)
 Noninterest income                1,100           4,637             1,463           7,123             (6,453)           7,870
 Income before taxes               2,390           9,461               706           3,845             (6,344)          10,058
 Total Assets                    536,336       1,657,453           104,659         199,590           (218,977)       2,279,061
 March 31, 1998
 Net interest income            $  4,676      $   16,958          $    747        $    (81)         $     (23)      $   22,277
  (expense)
 Noninterest income                  804           3,603             1,201           6,941             (6,771)           5,778
 Income before taxes               1,804           8,669               681           4,326             (6,589)           8,891
 Total Assets                    450,066       1,696,086            99,381         160,662           (210,569)       2,195,626

   The financial information for each business unit is presented on the basis used internally by management to evaluate performance and allocate resources. The Company utilizes a transfer pricing system to allocate the benefit or cost of funds provided or used by the various business units. Certain services provided by the support group to other business units, such as item processing, are allocated at rates approximating the cost of providing the services. Eliminations are adjustments to consolidate the business units and companies.

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

SEGMENT INFORMATION

     See note (8) of the Notes to Consolidated Financial Statements for disclosures regarding the Company's operating business segments.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     On February 25, 1999, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (a "Right" or "Rights") for each outstanding share of common stock, par value $1.00 per share ("Common Stock"), of the Company outstanding as of the close of business on February 25, 1999 (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of Series A referred Stock, par value $.01 per share, of the Company (the "Preferred Stock") at a purchase price of $110, subject to adjustment (the "Purchase Price"). The description and terms of the Rights are set forth in the Rights Agreement, which was filed as
Exhibit 1 to the Company's Current Report on Form 8-K dated February 25, 1999.

     Initially, ownership of the Rights will be evidenced by the Common Stock certificates representing shares then-outstanding, and no separate Rights Certificates will be distributed. The Rights will separate from the Common Stock and a "Distribution Date" will occur on the close of business on the earlier of (i) the tenth day following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person"), with certain exceptions set forth below, has acquired beneficial ownership of 15% or more of the voting power of all securities of the Company then outstanding generally entitled to vote for the election of directors ("Voting Power"), or such earlier date as a majority of the Board of Directors shall become aware of the existence of an Acquiring Person (the "Stock Acquisition Date") and (ii) the tenth business day after the date of the commencement or announcement of a person's or group's intention to commence a tender or exchange offer the consummation of which would result in the ownership of 15% or more of the Voting Power (even if no shares are actually purchased pursuant to such offer). Until the Distribution Date, (i) the Rights will not be exercisable, (ii) certificates will not be sent to shareowners, (iii) the Rights will be evidenced by the Common Stock certificates, (iv) the Rights will automatically trade with the Common Stock, (v) the Rights will be transferred with and only with such Common Stock certificates, (vi) new Common Stock certificates will contain a notation incorporating the Rights Agreement by reference, and (vii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate.

     Even if they have acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Voting Power of the Company, each of the following persons (an "Exempt Person") will not be deemed to be an Acquiring
Person: (i) the Company, any subsidiary of the Company, any employee benefit plan or employee stock plan of the Company or any subsidiary of the Company;
(ii) any person who becomes an Acquiring Person solely by virtue of a reduction in the number of outstanding shares of Common Stock, unless and until such person shall become the beneficial owner of, or make a tender offer for any additional shares of Common Stock; and (iii) any individual, corporation, partnership or other person, entity or group which "beneficially owned" on February 25, 1999, 15% or more of the outstanding Common Stock of the Corporation.

     The Rights are not exercisable until the Distribution Date and will expire at the close of business on February 25, 2009, unless earlier redeemed or exchanged by the Company.

     Except in the circumstances described below, after the Distribution Date, each Right will entitle the holder of record to purchase from the Company one one-hundredth of a share of Preferred Stock at a price of $110. Each such fraction of a share of Preferred Stock carries voting and dividend rights that are intended to produce the equivalent of one share of Common Stock. The voting and dividend rights of the Preferred Stock are subject to adjustment in the event of dividends, subdivisions and combinations with respect to the Common Stock of the Company. In lieu of issuing certificates for Preferred Stock which are less than an integral multiple of one share of Preferred Stock (i.e., 100 preferred share fractions), the Company may pay cash representing the current market value of the preferred share fractions.

     In the event (i) any person (other than an Exempt Person, as described in the Rights Agreement) becomes an Acquiring Person (except pursuant to an offer for all outstanding shares of Common Stock that the independent directors determine prior to the time such offer is made to be fair to and otherwise in the best interest of the Company and its shareowners) or (ii) any Exempt Person (as defined in the Rights Agreement) who is the beneficial owner of 15% or more of the outstanding Voting Power of the Company fails to continue to qualify as an Exempt Person, then each holder of record of a Right, other than the Acquiring Person, will thereafter have the right to receive, upon payment of the Purchase Price, Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value at the time of the transaction equal to twice the Purchase Price. Rights are not exercisable following such event, however, until such time as the Rights are no longer redeemable by the Company as set forth below. Any Rights that are or were at any time, on or after the Distribution Date, beneficially owned by an Acquiring Person shall become null and void.

     At any time after any person becomes an Acquiring Person, the Board of Directors may, at its option, exchange all or part of the outstanding Rights (other than Rights held by the Acquiring Person and certain related parties) for shares of Common Stock at an exchange ratio of one share of Common Stock per Right (subject to certain anti-dilution adjustments). The Board may not effect such an exchange, however, at any time any person or group owns 50% or more of the Voting Power of the Company. Immediately after the Board orders such an exchange, the right to exercise the Rights shall terminate and the holders of Rights shall thereafter only be entitled to receive shares of Common Stock at the applicable exchange ratio.

     At any time until the earlier of (i) ten days after the Stock Acquisition Date (subject to extension by the Board of Directors) or (ii) the date the Rights are exchanged pursuant to the Rights Agreement, the Company may redeem the Rights in whole, but not in part, at a price of $0.01 per Right (the "Redemption Price"). Immediately upon the action of the Board of Directors of the Company authorizing redemption of the Rights, the right to exercise the Rights will terminate, and the only right of the holders of Rights will be to receive the Redemption Price without any interest thereon.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group who attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board since they may be redeemed by the Company at $0.01 per Right at any time until the close of business on the tenth day (or such later date as described above) after a person or group has obtained beneficial ownership of 15% or more of the voting stock.

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



Date May 24, 1999                   /s/ Randy P. Foraker
     ------------                   --------------------------------------------
                                           (Signature)
                                    Randy P. Foraker
                                    Senior Vice President and Controller;
                                    Assistant Secretary/Treasurer
                                    (Principal Accounting Officer)