Form 10-Q
period 1999-06-30
BANCFIRST CORP /OK/
filed 1999-08-09
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to________________

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

            ------------------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

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

  As of July 31, 1999 there were 8,172,757 shares of the registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             BANCFIRST CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                            (Dollars in thousands)

                                                                              June 30,
                                                             ---------------------------------------------
                                                                                                                  December 31,
                                                                    1999                     1998                     1998
                                                             --------------------     --------------------     --------------------

ASSETS
Cash and due from banks                                      $            123,314     $            139,672     $            132,286
Interest-bearing deposits with banks                                           24                       81                       11
Securities (market value: $569,479, $596,969 and $584,650,
 respectively)                                                            569,529                  595,105                  582,649
Federal funds sold                                                         90,800                   22,863                  187,369
Loans:
  Total loans (net of unearned interest)                                1,353,778                1,309,355                1,338,879
  Allowance for possible loan losses                                      (20,264)                 (18,237)                 (19,659)
                                                             --------------------     --------------------     --------------------
       Loans, net                                                       1,333,514                1,291,118                1,319,220
Premises and equipment, net                                                48,559                   47,587                   47,558
Other real estate owned                                                     1,301                    1,010                    1,057
Intangible assets, net                                                     23,016                   27,313                   24,095
Accrued interest receivable                                                20,754                   19,882                   19,589
Other assets                                                               24,261                   18,928                   22,049
                                                             --------------------     --------------------     --------------------
       Total assets                                          $          2,235,072     $          2,163,559     $          2,335,883
                                                             ====================     ====================     ====================


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                        $            438,874     $            405,683     $            463,391
  Interest-bearing                                                      1,549,512                1,476,628                1,561,409
                                                             --------------------     --------------------     --------------------
       Total deposits                                                   1,988,386                1,882,311                2,024,800
Short-term borrowings                                                      23,064                   38,046                   54,841
Long-term borrowings                                                       23,871                   10,685                   12,966
9.65% Capital Securities                                                   25,000                   25,000                   25,000
Accrued interest payable                                                    7,584                    8,477                    8,315
Other liabilities                                                           6,305                    7,772                    8,044
                                                             --------------------     --------------------     --------------------
       Total liabilities                                                2,074,210                1,972,291                2,133,966
                                                             --------------------     --------------------     --------------------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued: 8,172,757,
  9,279,500 and 9,291,929, respectively)                                    8,173                    9,632                    9,292
  Capital surplus                                                          46,242                   44,508                   45,148
  Retained earnings                                                       106,241                  140,449                  142,046
  Accumulated other comprehensive income                                      206                    1,724                    5,431
  Treasury stock, at cost (352,490 shares in 1998)                             --                   (5,045)                      --
                                                             --------------------     --------------------     --------------------
       Total stockholders' equity                                         160,862                  191,268                  201,917
                                                             --------------------     --------------------     --------------------
       Total liabilities and stockholders' equity            $          2,235,072     $          2,163,559     $          2,335,883
                                                             ====================     ====================     ====================


See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                 Three Months Ended         Six Months Ended
                                                                                      June 30,                  June 30,
                                                                             -------------------------------------------------

                                                                                 1999         1998         1999         1998
                                                                             ----------     -------      --------     --------

INTEREST INCOME
Loans, including fees                                                           $30,021      $31,200      $59,789      $60,759
Interest-bearing deposits with banks                                                 20            2           20            5
Securities:
  Taxable                                                                         7,431        8,644       15,139       16,155
  Tax-exempt                                                                        617          486        1,247        1,148
Federal funds sold                                                                1,440        1,335        3,164        2,182
                                                                             ----------     --------     --------     --------
      Total interest income                                                      39,529       41,667       79,359       80,249
                                                                             ----------     --------     --------     --------
INTEREST EXPENSE
Deposits                                                                         14,950       16,470       30,142       31,601
Short-term borrowings                                                               421          594        1,079        1,022
Long-term borrowings                                                                289          155          515          287
9.65% Capital Securities                                                            612          612        1,224        1,226
                                                                             ----------     --------     --------     --------
      Total interest expense                                                     16,272       17,831       32,960       34,136
                                                                             ----------     --------     --------     --------
Net interest income                                                              23,257       23,836       46,399       46,113
Provision for possible loan losses                                                  468          482        1,405        1,271
                                                                             ----------     --------     --------     --------
      Net interest income after provision
        for possible loan losses                                                 22,789       23,354       44,994       44,842
                                                                             ----------     --------     --------     --------
NONINTEREST INCOME
Service charges on deposits                                                       4,156        3,731        7,986        7,081
Securities transactions                                                              (4)          12           (3)          12
Other                                                                             2,437        2,429        6,476        4,857
                                                                             ----------     --------     --------     --------
      Total noninterest income                                                    6,589        6,172       14,459       11,950
                                                                             ----------     --------     --------     --------
NONINTEREST EXPENSE
Salaries and employee benefits                                                   11,420       11,040       22,818       21,494
Occupancy and fixed assets expense, net                                           1,118        1,156        2,274        2,275
Depreciation                                                                      1,185        1,186        2,403        2,316
Amortization                                                                        930          829        1,820        1,578
Data processing services                                                            528          539        1,100        1,109
Net expense from other real estate owned                                             18         (173)          39         (143)
Other                                                                             5,050        5,402        9,811        9,725
                                                                             ----------     --------      -------     --------
      Total noninterest expense                                                  20,249       19,979       40,265       38,354
                                                                             ----------     --------      -------     --------
Income before taxes                                                               9,129        9,547       19,188       18,438
Income tax expense                                                               (3,261)      (3,935)      (7,098)      (7,231)
                                                                             ----------     --------      -------     --------
      Net income                                                                  5,868        5,612       12,090       11,207
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities                                        (2,363)        (305)      (5,225)         (64)
                                                                             ----------     --------      -------     --------
      Comprehensive income                                                   $    3,505     $  5,307      $ 6,865     $ 11,143
                                                                             ==========     ========      =======     ========
NET INCOME PER COMMON SHARE
Basic                                                                        $     0.66     $   0.61      $  1.32     $   1.21
                                                                             ==========     ========      =======     ========
Diluted                                                                      $     0.65     $   0.59      $  1.31     $   1.17
                                                                             ==========     ========      =======     ========


See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                 ----------------------------

                                                                                      1999            1998
                                                                                 ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES                                             $     12,599   $      13,024
                                                                                 ------------   -------------
INVESTING ACTIVITIES
Net cash and due from banks provided by (used for) acquisitions
 and divestitures                                                                     (12,115)         62,018
Purchases of securities:
  Held for investment                                                                 (32,611)        (16,914)
  Available for sale                                                                  (57,059)       (130,523)
Maturities of securities:
  Held for investment                                                                  40,117          24,065
  Available for sale                                                                   54,625          33,923
Proceeds from sales of securities:
  Held for investment                                                                     421           3,608
  Available for sale                                                                       --           5,859
Net decrease in federal funds sold                                                     96,569          37,514
Purchases of loans                                                                    (11,240)         (5,341)
Proceeds from sales of loans                                                           80,400          66,221
Net other increase in loans                                                           (88,404)        (90,786)
Purchases of premises and equipment                                                    (4,727)         (3,610)
Proceeds from the sale of other real estate owned and repossessed
 assets                                                                                 1,323           1,415
Other, net                                                                                805               7
                                                                                 ------------   -------------
          Net cash used for investing activities                                       68,104         (12,544)
                                                                                 ------------   -------------

FINANCING ACTIVITIES
Net (decrease) in demand, transaction and savings
 deposits                                                                             (15,279)         (5,598)
Net increase (decrease) in certificates of deposits                                    (5,591)         25,603
Net increase (decrease) in short-term borrowings                                      (31,777)         14,245
Net increase in long-term borrowings                                                   10,905           1,704
Issuance of common stock                                                                1,171             647
Acquisition of common stock                                                           (46,640)             --
Cash dividends paid                                                                    (2,450)         (1,893)
                                                                                 ------------   -------------
          Net cash provided by (used for ) financing activities                       (89,661)         34,708
                                                                                 ------------   -------------

Net increase (decrease) in cash and due from banks                                     (8,958)         35,188
Cash and due from banks at the beginning of the period                                132,296         104,565
                                                                                 ------------   -------------
Cash and due from banks at the end of the period                                 $    123,338   $     139,753
                                                                                 ============   =============

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest                                           $     33,691   $      31,949
                                                                                 ============   =============
Cash paid during the year for income taxes                                       $      3,670   $       6,285
                                                                                 ============   =============

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

(2)  RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and its resulting designation. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133." This statement defers the effective date of FASB Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

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

(3)  MERGERS, ACQUISITIONS AND DISPOSALS

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

   In May 1998, the Company completed a merger with Lawton Security Bancshares, Inc., which had approximately $92,000 in total assets. The merger was effected through the exchange of 414,790 shares of BancFirst Corporation common stock for all of the Lawton Security Bancshares common stock outstanding, and was accounted for as a pooling of interests. Accordingly, the consolidated accounts of Lawton Security Bancshares have been combined with the accounts of the Company and are included in the Company's consolidated financial statements for all periods presented.

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

   In February 1999, the Company sold a branch in Anadarko, Oklahoma, which had deposits of approximately $15,500. The sale resulted in a pretax gain of approximately $900.

(4)  TENDER OFFER

     In June 1999, the Company completed a Dutch auction issuer tender offer and purchased 1,186,502 shares of its common stock for the maximum offer price of $38.00 per share. Cash on hand and two borrowings totaling $7,600 were used to pay for the purchase of the stock. The two borrowings under a $12,000 revolving line of credit are at rates of 6.3% and 6.5%, and mature in July and October 1999.

(5)    SECURITIES

   The table below summarizes securities held for investment and securities available for sale.

                                                                                  June 30,
                                                                         -------------------------
                                                                                                        December 31,
                                                                             1999          1998             1998
                                                                         -----------   -----------      -----------
     Held for investment at cost (market value; $114,183,                $   114,233   $   149,299      $   130,803
      $151,163, and $132,804, respectively)
     Available for sale, at market value                                     455,296       445,806          451,846
                                                                         -----------   -----------      -----------
   Total                                                                 $   569,529   $   595,105      $   582,649
                                                                         ===========   ===========      ===========

(6)    COMPREHENSIVE INCOME

   The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

                                                       Three Months Ended                         Six Months Ended
                                                             June 30,                                  June 30,
                                                ------------------------------------     -------------------------------------
                                                      1999                1998                 1999                 1998
                                                ---------------     ----------------     ---------------     -----------------

      Unrealized gain (loss) during the period:
      Before-tax amount                         $        (5,384)    $         (1,179)    $        (9,676)    $            (116)
      Tax (expense) benefit                               3,021                  874               4,451                    52
                                                ---------------     ----------------     ---------------     -----------------
      Net-of-tax amount                         $        (2,363)    $           (305)    $        (5,225)    $             (64)
                                                ===============     ================     ===============     =================

   The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

                                                        Three Months Ended                        Six Months Ended
                                                             June 30,                                 June 30,
                                                ------------------------------------     ------------------------------------

                                                     1999                 1998                1999                 1998
                                                ----------------     ---------------     ----------------     ---------------
      Unrealized gain (loss) on securities:
      Beginning balance                         $          2,569     $         2,029     $          5,431     $         1,788
      Current period change                               (2,363)               (305)              (5,225)                (64)
                                                ----------------     ---------------     ----------------     ---------------
      Ending balance                            $            206     $         1,724     $            206     $         1,724
                                                ================     ===============     ================     ===============

(7)  NET INCOME PER COMMON SHARE

   Basic and diluted net income per common share are calculated as follows:

                                                               Income                Shares            Per Share
                                                             (Numerator)         (Denominator)          Amount
                                                        ------------------    -----------------    ---------------
Three Months Ended June 30, 1999
--------------------------------
Basic
Income available to common stockholders                 $            5,868            8,957,488    $          0.66
                                                                                                   ===============
Effect of stock options                                                 --              111,471
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options               $            5,868            9,068,959    $         0.65
                                                        ==================    =================    ===============

Three Months Ended June 30, 1998
--------------------------------
Basic
Income available to common stockholders                 $            5,612            9,262,486    $          0.61
                                                                                                   ===============
Effect of stock options                                                 --              267,727
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options               $            5,612            9,530,213    $          0.59
                                                        ==================    =================    ===============

Six Months Ended June 30, 1999
------------------------------
Basic
Income available to common stockholders                 $           12,090            9,133,442    $          1.32
                                                                                                   ===============
Effect of stock options                                                 --              119,232
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options               $           12,090            9,252,674    $          1.31
                                                        ==================    =================    ===============

Six Months Ended June 30, 1998
------------------------------
Basic
Income available to common stockholders                 $           11,207            9,270,661    $          1.21
                                                                                                   ===============
Effect of stock options                                                 --              279,346
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options               $           11,207            9,550,007    $          1.17
                                                        ==================    =================    ===============

   Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options' exercise prices were greater than the average market price of the common shares.



                                                                                         Average Exercise
                                                                            Shares             Price
                                                                        -------------   --------------------
                      Three Months Ended June 30, 1999                          98,000    $            37.03
                      Three Months Ended June 30, 1998                              --    $               --
                      Six Months Ended June 30, 1999                            98,000    $            37.03
                      Six Months Ended June 30, 1998                                --    $               --

(8)   SEGMENT INFORMATION

      The Company evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The four principal business units were metropolitan banks, community banks, other financial services, and executive, operations and support. Metropolitan and community banks offer traditional banking products such as commercial and retail lending, and a full line of deposit accounts. Metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. Community banks consist of banking locations in communities throughout Oklahoma. Other financial services are specialty product business units including guaranteed small business lending, guaranteed student lending, residential mortgage lending, trust services, and electronic banking. The executive, operations and support groups represent executive management, operational support and corporate functions that are not allocated to the other business units. The results of operations and selected financial information for the four business units are as follows:




                                                                   Other        Executive,
                              Metropolitan       Community       Financial     Operations
                                  Banks           Banks          Services       & Support     Eliminations    Consolidated
                              --------------- --------------- --------------- -------------- --------------- ---------------
Three Months Ended:
 June 30, 1999
 Net interest income               $   5,777      $   16,961       $   1,258      $    (730)       $     (9)     $   23,257
   (expense)
 Noninterest income                    1,119           3,770           1,186          6,693          (6,179)          6,589
 Income before taxes                   2,454           9,047             653          3,132          (6,157)          9,129
 June 30, 1998
 Net interest income               $   4,935      $   18,638        $    752      $    (461)      $     (28)     $   23,836
   (expense)
 Noninterest income                      939           3,886             995          7,525          (7,173)          6,172
 Income before taxes                   2,011          10,593             336          3,589          (6,982)          9,547

Six Months Ended:
 June 30, 1999
 Net interest income              $   11,177      $   33,833       $   2,487     $   (1,090)       $     (8)     $   46,399
   (expense)
 Noninterest income                    2,219           8,407           2,649         13,816         (12,632)         14,459
 Income before taxes                   4,844          18,508           1,359          6,977         (12,500)         19,188
 June 30, 1998
 Net interest income               $   9,611      $   35,596       $   1,499      $    (542)      $     (51)     $   46,113
   (expense)
 Noninterest income                    1,743           7,489           2,196         14,466         (13,944)         11,950
 Income before taxes                   3,815          19,262           1,017          7,915         (13,571)         18,438

Total Assets:
 June 30, 1999                    $  547,790     $ 1,670,928      $  102,549     $  100,376     $  (186,571)    $ 2,235,072
 June 30, 1998                       458,885       1,674,406         101,288        151,207        (222,227)      2,163,559


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

   The Company reported net income of $5.87 million for the quarter ended June 30, 1999, compared to net income of $5.61 million for the same quarter of 1998. Diluted net income per share was $0.65 and $0.59, respectively. Net income for the first six months of 1999 was $12.1 million, compared to $11.2 million for the first six months of 1998. Diluted net income per share was $1.31 and $1.17, respectively.

   Total assets at June 30, 1999 were $2.24 billion, a decrease of $101 million from December 31, 1998, but an increase $71.5 million from June 30, 1998. The higher total assets at year-end 1998 was partly due to the inflow of temporary deposits. The asset growth compared to the first quarter of 1998 was due primarily to the acquisition of Kingfisher Bancorp, Inc. ("Kingfisher Bancorp") in December 1998. Stockholders' equity was $161 million at June 30, 1999, a decrease of $41.5 million compared to December 31, 1998 and $30.4 million compared to June 30, 1998. In June 1999, the Company completed a Dutch auction issuer tender offer and repurchased 1,186,502 shares of its common stock for $45.1 million.

RESULTS OF OPERATIONS

Second Quarter

   Net interest income decreased compared to the second quarter of 1998 by $579,000, primarily as a result of a decrease in the net interest margin from 4.82% to 4.66%. Average net earning assets decreased $4.55 million compared to the second quarter of 1998, while net interest spread was 3.82% for the quarter, down from 3.85% for the second quarter of 1998. The lower net interest spread and net interest margin are the result of lower interest rates, a flatter yield curve and competitive pricing pressures on loans.

   The Company provided $468,000 for possible loan losses for the quarter, compared to $482,000 for the first quarter of 1998. Net loan charge-offs were $584,000 for the second quarter of 1999, compared to $212,000 for the second quarter of 1998. The net charge-offs represent annualized rates of only 0.17% of total loans for the second quarter of 1999 and 0.06% of total loans for the second quarter of 1998.

   Noninterest income increased $417,000, or 6.76%, compared to the second quarter of 1998 due to internal growth in deposits and the acquisition of Kingfisher Bancorp. Noninterest expense increased $270,000, or 1.35%, as a net result of the acquisition of Kingfisher Bancorp and various cost savings.

   Income tax expense decreased $674,000 compared to the second quarter of 1998. The effective tax rate on income before taxes was 35.7%, down from 41.2% in the second quarter of 1998.

Year-To-Date

   Net interest income increased $286,000 for the six months ended June 30, 1999, compared to the same period of 1998. Average net earning assets increased $20.4 million compared to 1998, while net interest spread was 3.84% in 1999, down from 3.95% in 1998. Net interest margin for the first half of 1999 was 4.65%, compared to 4.86% for the first half of 1998. The lower net interest spread and net interest margin are the result of lower interest rates, a flatter yield curve and competitive pricing pressures on loans.

   The Company provided $1.41 million for possible loan losses for the six months ended June 30, 1999, compared to $1.27 million for the first half of 1998. Net loan charge-offs were $800,000 in 1999, compared to $787,000 in 1998. The net charge-offs represent an annualized rate of only 0.12% of total loans for both 1999 and 1998.

   Noninterest income increased $2.51 million, or 21%, compared to the first six months of 1998, due to internal growth in deposits, the acquisition of Kingfisher Bancorp and a $890,000 gain on the sale of a branch in Anadarko, Oklahoma. Noninterest expense increased $1.91 million, or 4.98%, as a net result of the acquisition of Kingfisher Bancorp and various cost savings.

   Income tax expense decreased $133,000 compared to the first six months of 1998. The effective tax rate on income before taxes was 37%, down from 39.2% for 1998.

FINANCIAL POSITION

   Total securities decreased $13.1 million compared to December 31, 1998 and $25.6 million compared to June 30, 1998. The size of the Company's securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. At year-end 1998 and at June 30, 1999, the Company had higher levels of federal funds sold than in the past, reflecting an increased liquidity position. This, combined with changes in funding from deposits and use of funds for loan growth, resulted in the decreases in the securities portfolio. The net unrealized loss on securities available for sale was $1.42 million at the end of the second quarter of 1999, compared to a gain of $8.25 million at December 31, 1998 and a gain of $2.67 million at June 30, 1998. The average taxable equivalent yield on the securities portfolio for the second quarter decreased to 5.96% from 6.17% for the same quarter of 1998.

   Total loans increased $14.9 million from December 31, 1998 and $44.4 million from June 30, 1998, due to internal growth and approximately $50 million of
loans acquired with Kingfisher Bancorp.   The allowance for possible loan losses
increased $605,000 from year-end 1998 and $2.03 million from the second quarter of 1998. The allowance as a percentage of total loans was 1.50%, 1.47% and 1.39% at June 30, 1999, December 31, 1998 and June 30, 1998, respectively. The allowance to nonperforming and restructured loans ratios at the same dates were 189.05%, 158.69% and 224.40%, respectively.

   Nonperforming and restructured assets totaled $12.3 million, compared to $14 million at year-end 1998 and $9.7 million at June 30, 1998. Although the ratio of nonperforming and restructured assets to total assets is only 0.55%, it is reasonable to expect nonperforming loans and loan losses to rise over time to historical norms as a result of economic and credit cycles.

   Total deposits decreased $36.4 million as compared to December 31, 1998 and increased $106 million compared to June 30, 1998. The increase compared to the second quarter of 1998 is the net result of the acquisition of Kingfisher Bancorp, which added approximately $76 million in deposits, internal growth and the sale of approximately $70 million of deposits that were sold with former NationsBank branches and the Anadarko branch. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 11.4% of total deposits at June 30, 1999.

   Short-term borrowings decreased $31.8 million from December 31, 1998 and $15 million from June 30, 1998. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank. At year-end 1998, federal funds purchased from correspondent banks were higher than at either June 30, 1999 or 1998.

   Long-term borrowings increased $10.9 million from year-end 1998 and $13.2 million from the second quarter of 1998 due to additional Federal Home Loan Bank borrowings. The Company uses these borrowings primarily to match-fund long-term fixed-rate loans.

   Stockholders' equity decreased to $161 million from $202 million at year-end 1998 and $191 million at June 30, 1998. These decreases are the result a Dutch auction issuer tender offer completed by the Company in June 1999. The Company
repurchased 1,186,502 shares of its common stock for $45.1 million.   Average
stockholders' equity to average assets for the quarter was still at 9.26%, compared to 8.61% for the same quarter of 1998, as the full effect of the stock repurchase was not yet reflected in average stockholders' equity for the quarter. The Company's leverage ratio and total risk-based capital ratio were 7.35% and 12.83%, respectively, at June 30, 1999, well in excess of the regulatory minimums.

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

   The total cost of addressing the Year 2000 issue is not estimated to be material. The Company's core business applications are provided by a data processing company that has devoted substantial resources to assuring that the applications are certified as Year 2000 compliant by the end of 1998. Certain of the other systems either have been replaced, or were already going to be replaced with newer technology, and their replacement is not being accelerated due the Year 2000 issue. Also, no significant information technology projects are being deferred because of the Year 2000 issue.

Future Application of Accounting Standards

   See note (2) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Segment Information

   See note (8) of the Notes to Consolidated Financial Statements for disclosures regarding business segments.

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

                             BANCFIRST CORPORATION
                  SELECTED CONSOLIDATED FINANCIAL STATISTICS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                Three Months Ended                        Six Months Ended
                                                     June 30,                                 June 30,
                                     --------------------------------------     ---------------------------------------
PERFORMANCE STATISTICS                      1999               1998                   1999                 1998
                                     -----------------   ------------------     ------------------   ------------------
 Net income per share-basic          $            0.66   $             0.61     $             1.32   $             1.21
 Net income per share-diluted                     0.65                 0.59                   1.30                 1.17
 Cash dividends per share                         0.14                 0.12                   0.28                 0.24
 Return on average assets                         1.04%                1.02%                  1.07%                1.06%
 Return on average
  stockholders' equity                           11.23                11.84                  11.63                11.98
 Efficiency ratio                                67.84                66.58                  66.16                66.06

 BALANCE SHEET AND ASSET
  QUALITY STATISTICS                                                                June 30,
                                                                         -----------------------------
                                                                                                           December 31,
                                                                             1999            1998             1998
                                                                         -------------   -------------    -------------
 Book value per share                                                    $       19.68   $       20.61    $       21.73
 Tangible book value per share                                                   16.87           17.67            19.14
 Average loans to deposits (year-to-date)                                        68.41%          69.15%           68.83 %
 Nonperforming and restructured assets to
  total assets                                                                    0.55            0.45             0.60
 Allowance for possible loan losses to total
  loans                                                                           1.50            1.39             1.47
 Allowance for possible loan losses to nonperforming
  and restructured loans                                                        189.05          224.40           158.69

 CONSOLIDATED AVERAGE BALANCE SHEETS                                 Three Months Ended June 30,
                                                   -------------------------------------------------------------------------
  AND INTEREST MARGIN ANALYSIS                                  1999                                      1998
                                                   ---------------------------------         -------------------------------
  Taxable Equivalent Basis                            Average               Average            Average             Average
 Earning assets:                                      Balance              Yield/Rate          Balance            Yield/Rate
                                                   --------------          ----------        ------------         ----------
   Loans                                           $    1,351,670                8.94%       $  1,304,542               9.61%
   Securities                                             564,257                5.96             602,001               6.17
   Federal funds sold                                     123,947                4.66              90,576               5.62
                                                   --------------                            ------------
     Total earning assets                               2,039,874                7.86           1,997,119               8.40
                                                   --------------                            ------------
 Nonearning assets:
   Cash and due from banks                                126,908                                 111,623
   Interest receivable and other assets                   116,201                                 117,550
   Allowance for possible loan losses                     (20,360)                                (18,088)
                                                   --------------                            ------------
     Total nonearning assets                              222,749                                 211,085
                                                   --------------                            ------------
     Total assets                                      $2,262,623                              $2,208,204
                                                   ==============                            ============

 Interest-bearing liabilities:
   Interest-bearing deposits                          $1,539,144                 3.90%         $1,491,879               4.42%
   Short-term borrowings                                  33,465                 5.05              42,851               5.57
   Long-term borrowings                                   19,488                 5.95              10,061               6.16
   9.65% Capital Securities                               25,000                 9.82              25,000               9.82
                                                   -------------                             ------------
     Total interest-bearing liabilities                1,617,097                 4.04           1,569,791               4.55
                                                   -------------                             ------------
 Interest-free funds:
   Noninterest-bearing deposits                          423,325                                  432,513
   Interest payable and other liabilities                 12,630                                   15,794
   Stockholders' equity                                  209,571                                  190,106
                                                   -------------                             ------------
     Total interest-free funds                           645,526                                  638,413
                                                   -------------                             ------------
     Total liabilities and stockholders' equity       $2,262,623                               $2,208,204
                                                   =============                             ============
 Net interest spread                                                             3.82%                                  3.85%
                                                                            =========                              =========
 Net interest margin                                                             4.66%                                  4.82%
                                                                            =========                              =========

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   There have been no significant changes in the Registrants disclosures regarding market risk since December 31, 1998, the date of its annual report to stockholders.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

   At the Company's Annual Meeting of Stockholders held on June 24, 1999, the following matters were voted upon, with the votes indicated:

                                                                                 Number of Shares
                                                            -----------------------------------------------------------
                                                                                                              Broker
Description of Proposal                                          Voted for       Withheld                   non-votes
                                                              ---------------  ------------                -----------

Proposal No. 1-Election of Directors

Class I Directors
  C. L. Craig, Jr.                                                  7,291,297        85,124                     802,812
  John T. Hannah                                                    7,290,862        85,559                     802,812
  John C. Hugon                                                     7,291,297        85,124                     802,812
  J. Ralph McCalmont                                                7,293,797        82,624                     802,812
  Joe T. Shockley, Jr.                                              7,289,297        87,124                     802,812

                                                                                  Number of Shares
                                                            -----------------------------------------------------------
                                                                                  Voted                       Broker
                                                                 Voted for       against      Abstained     non-votes
                                                              ---------------   ---------    ------------  -----------
Proposal No. 2- Adoption of the BancFirst Corporation               7,376,421          --             --       802,812
 Non-employee Directors' Stock Option Plan

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits

 Exhibit
 Number                                        Exhibit
-----------   --------------------------------------------------------------------------

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


  Exhibit
  Number                                    Exhibit
----------    --------------------------------------------------------------------------
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

     27.1*    Financial Data Schedule for the three months ended June 30, 1999.

     27.2*    Financial Data Schedule for the three months ended June 30, 1998.
---------------------------------------------------------------------------------------
 *Filed herewith

   (b) No reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1999.


                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BANCFIRST CORPORATION
                                    ---------------------
                                           (Registrant)



Date August 6, 1999                 /s/Randy P. Foraker
     --------------                 -------------------
                                           (Signature)
                                    Randy P. Foraker
                                    Senior Vice President and Controller;
                                    Assistant Secretary/Treasurer
                                    (Principal Accounting Officer)