Form 10-Q
period 1999-09-30
BANCFIRST CORP /OK/
filed 1999-11-15
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the quarterly period ended September 30, 1999

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from__________________ to_________________

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

           ---------------------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

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

     As of October 31, 1999 there were 8,166,203 shares of the registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             BANCFIRST CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                            September 30,           December 31,
                                                                                     ---------------------------
                                                                                         1999           1998            1998
                                                                                     ------------   ------------    ------------
ASSETS
Cash and due from banks                                                              $    105,006   $    101,481    $    132,286
Interest-bearing deposits with banks                                                          189             78              11
Securities (market value: $564,712, $567,316 and $584,650,
 respectively)                                                                            565,438        564,754         582,649
Federal funds sold                                                                         63,000        116,596         187,369
Loans:
  Total loans (net of unearned interest)                                                1,364,179      1,283,434       1,338,879
  Allowance for possible loan losses                                                      (20,173)       (18,084)        (19,659)
                                                                                     ------------   ------------    ------------
       Loans, net                                                                       1,344,006      1,265,350       1,319,220
Premises and equipment, net                                                                49,087         46,611          47,558
Other real estate owned                                                                     1,099          1,126           1,057
Intangible assets, net                                                                     22,243         23,890          24,095
Accrued interest receivable                                                                20,662         19,846          19,589
Other assets                                                                               25,266         19,375          22,049
                                                                                     ------------   ------------    ------------
       Total assets                                                                  $  2,195,996   $  2,159,107    $  2,335,883
                                                                                     ============   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                                $    421,886   $    376,569    $    463,391
  Interest-bearing                                                                      1,524,623      1,490,011       1,561,409
                                                                                     ------------   ------------    ------------
       Total deposits                                                                   1,946,509      1,866,580       2,024,800
Short-term borrowings                                                                      20,284         37,618          54,841
Long-term borrowings                                                                       23,566         14,598          12,966
9.65% Capital Securities                                                                   25,000         25,000          25,000
Accrued interest payable                                                                    8,104          8,459           8,315
Other liabilities                                                                           7,905          7,839           8,044
                                                                                     ------------   ------------    ------------
       Total liabilities                                                                2,031,368      1,960,094       2,133,966
                                                                                     ------------   ------------    ------------

Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued: 8,166,203, 9,617,190 and
   9,291,929, respectively)                                                                 8,166          9,618           9,292
  Capital surplus                                                                          46,520         44,774          45,148
  Retained earnings                                                                       110,754        144,399         142,046
  Accumulated other comprehensive income                                                     (812)         5,176           5,431
  Treasury stock, at cost (330,804 shares in 1998)                                             --         (4,954)             --
                                                                                     ------------   ------------    ------------
       Total stockholders' equity                                                         164,628        199,013         201,917
                                                                                     ------------   ------------    ------------
       Total liabilities and stockholders' equity                                    $  2,195,996   $  2,159,107    $  2,335,883
                                                                                     ============   ============    ============

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                Three Months Ended        Nine Months Ended
                                                                                   September 30,             September 30,
                                                                             -----------------------   -----------------------
                                                                                1999         1998         1999         1998
                                                                             ----------   ----------   ----------   ----------
INTEREST INCOME
Loans, including fees                                                        $   30,174   $   30,609   $   89,963   $   91,369
Interest-bearing deposits with banks                                                  7            8           28           12
Securities:
  Taxable                                                                         7,696        8,558       22,834       24,713
  Tax-exempt                                                                        625          517        1,872        1,665
Federal funds sold                                                                1,163        1,037        4,327        3,219
                                                                             ----------   ----------   ----------   ----------
          Total interest income                                                  39,665       40,729      119,024      120,978
                                                                             ----------   ----------   ----------   ----------
INTEREST EXPENSE
Deposits                                                                         15,205       16,058       45,346       47,659
Short-term borrowings                                                               287          447        1,366        1,469
Long-term borrowings                                                                339          227          855          514
9.65% Capital Securities                                                            611          612        1,835        1,838
                                                                             ----------   ----------   ----------   ----------
          Total interest expense                                                 16,442       17,344       49,402       51,480
                                                                             ----------   ----------   ----------   ----------
Net interest income                                                              23,223       23,385       69,622       69,498
Provision for possible loan losses                                                  418          596        1,823        1,867
                                                                             ----------   ----------   ----------   ----------
          Net interest income after provision
                 for possible loan losses                                        22,805       22,789       67,799       67,631
                                                                             ----------   ----------   ----------   ----------
NONINTEREST INCOME
Service charges on deposits                                                       4,188        3,561       12,174       10,642
Securities transactions                                                             248           --          244           12
Other                                                                             2,825        2,820        9,301        7,677
                                                                             ----------   ----------   ----------   ----------
          Total noninterest income                                                7,261        6,381       21,719       18,331
                                                                             ----------   ----------   ----------   ----------
NONINTEREST EXPENSE
Salaries and employee benefits                                                   11,542       12,151       34,360       33,645
Occupancy and fixed assets expense, net                                           1,371        1,262        3,645        3,537
Depreciation                                                                      1,195        1,171        3,599        3,487
Amortization                                                                        912          885        2,732        2,463
Data processing services                                                            542          561        1,642        1,670
Net (income) expense from other real estate owned                                    91           80          130          (63)
Other                                                                             4,817        4,507       14,626       14,232
                                                                             ----------   ----------   ----------   ----------
          Total noninterest expense                                              20,470       20,617       60,734       58,971
                                                                             ----------   ----------   ----------   ----------
Income before taxes                                                               9,596        8,553       28,784       26,991
Income tax expense                                                               (3,566)      (2,764)     (10,664)      (9,995)
                                                                             ----------   ----------   ----------   ----------
          Net income                                                              6,030        5,789       18,120       16,996
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities                                        (1,018)       3,452       (6,243)       3,388
                                                                             ----------   ----------   ----------   ----------
          Comprehensive income                                               $    5,012   $    9,241   $   11,877   $   20,384
                                                                             ==========   ==========   ==========   ==========
NET INCOME PER COMMON SHARE
Basic                                                                        $     0.74   $     0.62   $     2.06   $     1.83
                                                                             ==========   ==========   ==========   ==========
Diluted                                                                      $     0.73   $     0.61   $     2.03   $     1.78
                                                                             ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                 ---------------------------
                                                                                      1999           1998
                                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                             $     22,871      $  19,177
                                                                                 ------------   ------------
INVESTING ACTIVITIES
Net cash and due from banks provided by (used for) acquisitions
 and divestitures                                                                     (12,251)        47,514
Purchases of securities:
  Held for investment                                                                 (33,370)       (24,145)
  Available for sale                                                                  (92,136)      (131,135)
Maturities of securities:
  Held for investment                                                                  50,576         41,373
  Available for sale                                                                   81,724         59,500
Proceeds from sales of securities:
  Held for investment                                                                     693            525
  Available for sale                                                                        -          5,487
Net (increase) decrease in federal funds sold                                         124,369        (51,925)
Purchases of loans                                                                    (11,251)        (7,677)
Proceeds from sales of loans                                                          120,830        111,809
Net other increase in loans                                                          (139,851)      (115,468)
Purchases of premises and equipment                                                    (7,504)        (5,768)
Proceeds from the sale of other real estate owned and repossessed
 assets                                                                                 2,210          2,057
Other, net                                                                              1,860          1,616
                                                                                 ------------   ------------
          Net cash used for investing activities                                       85,899        (66,237)
                                                                                 ------------   ------------
FINANCING ACTIVITIES
Net decrease in demand, transaction and savings deposits                              (52,563)        (6,205)
Net increase (decrease) in certificates of deposits                                   (10,184)        38,059
Net increase (decrease) in short-term borrowings                                      (34,557)        15,387
Net increase in long-term borrowings                                                   10,600          4,047
Issuance of common stock                                                                1,453            945
Acquisition of common stock                                                           (47,027)          (664)
Cash dividends paid                                                                    (3,593)        (2,897)
                                                                                 ------------   ------------
          Net cash provided by (used for) financing activities                       (135,871)        48,672
                                                                                 ------------   ------------
Net increase (decrease) in cash and due from banks                                    (27,101)         1,612
Cash and due from banks at the beginning of the period                                132,296        120,227
                                                                                 ------------   ------------
Cash and due from banks at the end of the period                                 $    105,195      $ 121,839
                                                                                 ============   ============
SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest                                           $     65,821      $  47,056
                                                                                 ============   ============
Cash paid during the year for income taxes                                       $      9,426      $  10,352
                                                                                 ============   ============

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

(2)  RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and its resulting designation. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." This Statement defers the effective date of FASB Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

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

   In November 1999, the Company entered into an agreement to purchase certain assets and assume certain liabilities of First State Bank of Oklahoma City, Oklahoma. Under the terms of the agreement, the Company will organize a new wholly-owned bank under the First State Bank name that will complete the purchase and assumption. The transaction is subject to regulatory approval, but is expected to be completed in December 1999. The new First State Bank will have approximately $120,000 in total assets, $1,750 in intangible assets and $8,300 in stockholders' equity. The purchase and assumption will be accounted for as a purchase. Accordingly, the effects of the purchase will be included in the Company's consolidated financial statements from the date of the purchase forward, and will not have a material effect on the results of operations of the Company for 1999.

(4)  TENDER OFFER

   In June 1999, the Company completed a Dutch auction issuer tender offer and purchased 1,186,502 shares of its common stock for the maximum offer price of $38.00 per share. Cash on hand and two borrowings totaling $7,600 were used to pay for the purchase of the stock. The two borrowings under a $12,000 revolving line of credit were at rates of 6.3% and 6.5%, and matured in July and October 1999.

(5)  SECURITIES

   The table below summarizes securities held for investment and securities available for sale.

                                                                                September 30,            December 31,
                                                                         -------------------------

                                                                             1999          1998              1998
                                                                         -----------   -----------       ------------
Held for investment at cost (market value; $103,062,
 $132,199, and $132,804, respectively)                                      $103,788      $129,637           $130,803
Available for sale, at market value                                          461,650       435,117            451,846
                                                                         -----------   -----------       ------------
   Total                                                                    $565,438      $564,754           $582,649
                                                                         ===========   ===========       ============

(6)  COMPREHENSIVE INCOME

   The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

                                                    Three Months Ended                       Nine Months Ended
                                                       September 30,                           September 30,
                                          ------------------------------------     -----------------------------------
                                                 1999                 1998                1999                1998
                                          ----------------     ---------------     ---------------     ---------------
Unrealized gain (loss) during the period:
Before-tax amount                                  $   133             $ 5,329             $(9,543)            $ 5,213
Tax (expense) benefit                               (1,151)             (1,877)              3,300              (1,825)
                                          ----------------     ---------------     ---------------     ---------------
Net-of-tax amount                                  $(1,018)            $ 3,452             $(6,243)            $ 3,388
                                          ================     ===============     ===============     ===============

   The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

                                                    Three Months Ended                      Nine Months Ended
                                                      September 30,                           September 30,
                                          ------------------------------------    -----------------------------------
                                                 1999                1998                1999               1998
                                          ----------------     ---------------    ---------------     ---------------
Unrealized gain (loss) on securities:
Beginning balance                                  $   206              $1,724            $ 5,431              $1,788
Current period change                               (1,018)              3,452             (6,243)              3,388
                                          ----------------     ---------------    ---------------     ---------------
Ending balance                                     $  (812)             $5,176            $  (812)             $5,176
                                          ================     ===============    ===============     ===============

(7)  NET INCOME PER COMMON SHARE

   Basic and diluted net income per common share are calculated as follows:

                                                               Income                Shares            Per Share
                                                             (Numerator)         (Denominator)          Amount
                                                        ------------------    -----------------    ---------------
Three Months Ended September 30, 1999
-------------------------------------
Basic
Income available to common stockholders                            $ 6,030            8,167,951              $0.74
                                                                                                   ===============
Effect of stock options                                                 --              101,306
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options                          $ 6,030            8,269,257              $0.73
                                                        ==================    =================    ===============

Three Months Ended September 30, 1998
-------------------------------------
Basic
Income available to common stockholders                            $ 5,789            9,275,743              $0.62
                                                                                                   ===============
Effect of stock options                                                 --              278,122
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options                          $ 5,789            9,553,865              $0.61
                                                        ==================    =================    ===============

Nine Months Ended September 30, 1999
------------------------------------
Basic
Income available to common stockholders                            $18,120            8,808,075              $2.06
                                                                                                   ===============
Effect of stock options                                                 --              113,174
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options                          $18,120            8,921,249              $2.03
                                                        ==================    =================    ===============

Nine Months Ended September 30, 1998
------------------------------------
Basic
Income available to common stockholders                            $16,996            9,275,681              $1.83
                                                                                                   ===============
Effect of stock options                                                 --              276,638
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options                          $16,996            9,552,319              $1.78
                                                        ==================    =================    ===============

   Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options' exercise prices were greater than the average market price of the common shares.

                                                                        Average
                                                                        Exercise
                                                       Shares             Price
                                                   -------------   -------------------
Three Months Ended September 30, 1999                    125,815      $          36.54
Three Months Ended September 30, 1998                         --      $             --
Nine Months Ended September 30, 1999                     109,214      $          36.80
Nine Months Ended September 30, 1998                          --      $             --

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

                                                                   Other       Executive,
                               Metropolitan     Community        Financial     Operations
                                   Banks          Banks          Services      & Support        Eliminations     Consolidated
                               ------------    -----------       ---------     ---------        ------------     ------------
Three Months Ended:
 September 30, 1999
 Net interest income (expense) $      6,007    $    17,111       $   1,037     $    (931)       $         (1)    $     23,223
 Noninterest income                   1,175          3,789           1,569         7,524              (6,796)           7,261
 Income before taxes                  2,727          9,370             777         3,518              (6,796)           9,596
 September 30, 1998
 Net interest income (expense) $      5,175    $    17,514       $   1,233     $    (487)       $        (50)    $     23,385
 Noninterest income                     872          3,811           1,343         7,257              (6,902)           6,381
 Income before taxes                  2,032          7,750           1,919         3,302              (6,450)           8,553

Nine Months Ended:
 September 30, 1999
 Net interest income (expense) $     17,184    $    50,944       $   3,524     $  (2,021)       $         (9)    $     69,622
 Noninterest income                   3,394         12,196           4,218        21,340             (19,429)          21,719
 Income before taxes                  7,571         27,878           2,136        10,495             (19,296)          28,784
 September 30, 1998
 Net interest income (expense) $     14,786    $    53,110       $   2,732     $  (1,029)       $       (101)    $     69,498
 Noninterest income                   2,615         11,300           3,539        21,723             (20,846)          18,331
 Income before taxes                  5,847         27,012           2,936        11,217             (20,021)          26,991

Total Assets:
 September 30, 1999            $    566,190    $ 1,610,299       $  98,245     $ 111,188        $   (189,926)    $  2,195,996
 September 30, 1998            $    474,766    $ 1,602,386       $ 101,939     $ 203,272        $   (223,256)    $  2,159,107

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     Net income for the third quarter ended September 30, 1999 was $6.03 million, up from $5.79 million for the same quarter of the previous year. Diluted net income per share was $0.74, up from $0.61 for the third quarter of 1998. Net income for the first nine months of 1999 was $18.1 million, compared to $17 million for the first nine months of 1998. Diluted net income per share year-to-date was $2.03 and $1.78 for 1999 and 1998, respectively.

     Total assets were $2.2 billion at September 30, 1999, down $140 million from December 31, 1998, but up $36.9 million from September 30, 1998. The higher total assets at year-end 1998 was due in part to an inflow of temporary deposits. The asset growth compared to the third quarter of 1998 was due primarily to the acquisition of Kingfisher Bancorp, Inc. ("Kingfisher Bancorp") in December 1998. Stockholders' equity was $165 million at September 30, 1999, a decrease of $37.3 million compared to December 31, 1998 and $34.4 million compared to September 30, 1998. In June 1999, the Company completed a Dutch auction issuer tender offer and repurchased 1,186,502 shares of its common stock for $45.1 million.

   In November 1999, the Company entered into an agreement to purchase certain assets and assume certain liabilities of First State Bank of Oklahoma City, Oklahoma. Under the terms of the agreement, the Company will organize a new wholly-owned bank under the First State Bank name that will complete the purchase and assumption. The transaction is subject to regulatory approval, but is expected to be completed in December 1999. The new First State Bank will have approximately $120 million in total assets, $1.75 million in intangible assets and $8.3million in stockholders' equity.

RESULTS OF OPERATIONS

Third Quarter

     Net interest income decreased by $162,000 compared to the third quarter of 1998, primarily as a result of a decrease in the net interest margin from 4.81% to 4.66%. Average net earning assets decreased $3.12 million compared to the third quarter of 1998, while net interest spread was 3.88% for the quarter, down from 3.92% for the third quarter of 1998. The lower net interest spread and net interest margin are the result of lower interest rates, a flatter yield curve and competitive pricing pressures on loans.

     The Company provided $418,000 for possible loan losses for the third quarter, compared to $596,000 for the third quarter of 1998. Net loan charge-offs were $509,000 for the third quarter of 1999, compared to $481,000 for the third quarter of 1998. The net charge-offs represent an annualized rate of only 0.15% of total loans for both the third quarter of 1999 and 1998.

     Noninterest income increased $880,000, or 13.8%, compared to the third quarter of 1998 due to internal growth in service charges on deposits, the acquisition of Kingfisher Bancorp. and securities gains. Noninterest expense increased $147,000, or 0.71%, as a net result of the acquisition of Kingfisher Bancorp and various cost savings.

     Income tax expense increased $802,000 compared to the third quarter of 1998. The effective tax rate on income before taxes was 37.2%, up from 32.3% in the third quarter of 1998.

Year-To-Date

     Net interest income increased $124,000 for the nine months ended September 30, 1999, compared to the same period of 1998. Average net earning assets increased $12.5 million compared to 1998, while net interest spread was 3.86% in 1999, down from 3.98% in 1998. Net interest margin for the first nine months of 1999 was 4.66%, compared to 4.88% for the first nine months of 1998. The lower net interest spread and net interest margin are the result of lower interest rates, a flatter yield curve and competitive pricing pressures on loans.

     The Company provided $1.82 million for possible loan losses for the nine months ended September 30, 1999, compared to $1.87 million for the first nine months of 1998. Net loan charge-offs were $1.31 million in 1999, compared to $1.27 million in 1998. The net charge-offs represent an annualized rate of only 0.13% of total loans for both 1999 and 1998.

     Noninterest income increased $3.39 million, or 18.5%, compared to the first nine months of 1998, due to internal growth in service charges on deposits, the acquisition of Kingfisher Bancorp, securities gains and a $890,000 gain on the sale of a branch in Anadarko, Oklahoma. Noninterest expense increased $1.76 million, or 2.99%, as a net result of the acquisition of Kingfisher Bancorp and various cost savings.

     Income tax expense increased $669,000 compared to the first nine months of 1998. The year-to-date effective tax rate on income before taxes was 37% for both 1999 and 1998.

FINANCIAL POSITION

     Total securities decreased $17.2 million compared to December 31, 1998 and increased $684,000 compared to September 30, 1998. The size of the Company's securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. Changes in funding from deposits and use of funds for loan growth resulted in the changes in the securities portfolio. The net unrealized loss on securities available for sale was $1.29 million at the end of the third quarter of 1999, compared to a gain of $8.25 million at December 31, 1998 and a gain of $8 million at September 30, 1998. The average taxable equivalent yield on the securities portfolio for the third quarter decreased to 6.02% from 6.38% for the same quarter of 1998.

     Total loans increased $25.3 million from December 31, 1998 and $106 million from September 30, 1998, due to internal growth and approximately $50 million of loans acquired with Kingfisher Bancorp. The allowance for possible loan losses increased $514,000 from year-end 1998 and $2.09 million from the third quarter of 1998. The allowance as a percentage of total loans was 1.50%, 1.47% and 1.41% at September 30, 1999, December 31, 1998 and September 30, 1998, respectively. The allowance to nonperforming and restructured loans ratios at the same dates were 169.42%, 158.69% and 207.60%, respectively.

     Nonperforming and restructured assets totaled $13.2 million, compared to $14 million at year-end 1998 and $10 million at September 30, 1998. Although the ratio of nonperforming and restructured assets to total assets is only 0.60%, it is reasonable to expect nonperforming loans and loan losses to rise over time to historical norms as a result of future economic and credit cycles.

     Total deposits decreased $78.3 million compared to December 31, 1998 and increased $80 million compared to September 30, 1998. Deposits were higher at year-end 1998 due to an inflow of temporary deposits. The increase compared to the third quarter of 1998 is the net result of the acquisition of Kingfisher Bancorp, which added approximately $76 million in deposits, internal growth and the sale of approximately $70 million of deposits that were sold with former NationsBank branches and the Anadarko branch. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 12.3% of total deposits at September 30, 1999.

     Short-term borrowings decreased $34.6 million from December 31, 1998 and $17.3 million from September 30, 1998. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank. At year-end 1998, federal funds purchased from correspondent banks were higher than at either September 30, 1999 or 1998.

     Long-term borrowings increased $10.6 million from year-end 1998 and $8.97 million from the third quarter of 1998 due to additional Federal Home Loan Bank borrowings. The Company uses these borrowings primarily to match-fund long-term fixed-rate loans.

     Stockholders' equity decreased to $165 million from $202 million at year-end 1998 and $199 million at September 30, 1998. The decrease is the result of a Dutch auction issuer tender offer completed by the Company in June 1999. The Company repurchased 1,186,502 shares of its common stock for $45.1 million. Average stockholders' equity to average assets for the quarter was 7.31%, compared to 9.02% at year-end 1998 and 8.96% for the third quarter of 1998. The Company's leverage ratio and total risk-based capital ratio were 7.74% and 13.12%, respectively, at September 30, 1999, well in excess of the regulatory minimums.

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

                             BANCFIRST CORPORATION
                  SELECTED CONSOLIDATED FINANCIAL STATISTICS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)


                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                       -----------------------------    ----------------------------
PERFORMANCE STATISTICS                                     1999             1998            1999            1998
                                                       ------------     ------------    ------------    ------------
Net income per share - basic                           $       0.74     $       0.62    $       2.06    $       1.83
Net income per share - diluted                                 0.73             0.61            2.03            1.78
Cash dividends per share                                       0.14             0.12            0.42            0.36
Return on average assets                                       1.07%            1.06%           1.07%           1.06%
Return on average stockholders' equity                        14.68            11.79           12.50           11.95
Efficiency ratio                                              67.15            69.26           66.49           67.14

BALANCE SHEET AND ASSET QUALITY STATISTICS                                    September 30,             December 31,
                                                                        ----------------------------
                                                                             1999           1998            1998
                                                                        ------------    ------------    ------------
Book value per share                                                    $      20.16    $      21.43    $      21.73
Tangible book value per share                                                  17.44           18.86           19.14
Average loans to deposits (year-to-date)                                       68.34%          69.09%          68.83%
Nonperforming and restructured assets to total assets                           0.60            0.47            0.60
Allowance for possible loan losses to total loans                               1.50            1.41            1.47
Allowance for possible loan losses to nonperforming
    and restructured loans                                                    169.42          207.60          158.69

 CONSOLIDATED AVERAGE BALANCE SHEETS                                    Three Months Ended September 30,
                                                       -------------------------------------------------------------
   AND INTEREST MARGIN ANALYSIS                                    1999                            1998
                                                       -----------------------------    ----------------------------
   Taxable Equivalent Basis                              Average          Average          Average        Average
                                                         Balance         Yield/Rate        Balance       Yield/Rate
                                                       ------------     ------------    ------------    ------------
Earning assets:
   Loans                                               $  1,350,909             8.90%   $  1,297,880            9.38%
   Securities                                               571,005             6.02         581,288            6.38
   Federal funds sold                                        94,638             4.90          78,438            5.25
                                                       ------------                     ------------
     Total earning assets                                 2,016,552             7.89       1,957,606            8.32
                                                       ------------                     ------------
Nonearning assets:
   Cash and due from banks                                  117,265                          122,546
Interest receivable and other assets                        115,698                          111,080
   Allowance for possible loan losses                       (20,230)                         (18,156)
                                                       ------------                     ------------
     Total nonearning assets                                212,733                          215,470
                                                       ------------                     ------------
     Total assets                                      $  2,229,285                     $  2,173,076
                                                       ============                     ============
 Interest-bearing liabilities:
   Interest-bearing deposits                           $  1,554,627             3.88%   $  1,481,619            4.30%
   Short-term borrowings                                     24,869             4.58          39,726            4.46
   Long-term borrowings                                      22,300             6.03          18,390            4.90
   9.65% Capital Securities                                  25,000             9.70          25,000            9.71
                                                       ------------                     ------------
     Total interest-bearing liabilities                   1,626,796             4.01       1,564,735            4.40
                                                       ------------                     ------------
Interest-free funds:
   Noninterest-bearing deposits                             425,842                          400,193
   Interest payable and other liabilities                    13,636                           13,363
   Stockholders' equity                                     163,011                          194,785
                                                       ------------                     ------------
     Total interest-free funds                              602,489                          608,341
                                                       ------------                     ------------
     Total liabilities and stockholders' equity        $  2,229,285                     $  2,173,076
                                                       ============                     ============
Net interest spread                                                             3.88%                           3.92%
                                                                        ============                    ============
Net interest margin                                                             4.66%                           4.81%
                                                                        ============                    ============

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     There have been no significant changes in the Registrants disclosures regarding market risk since December 31, 1998, the date of its annual report to stockholders.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits

    Exhibit
    Number                                Exhibit
   ---------   -----------------------------------------------------------------

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

     3.1 Second Amended and Restated Certificate of incorporation (filed as Exhibit 1 to the Company's Form 8-A/A filed July 23, 1998 and incorporated herein by reference.

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


     27.1*     Financial Data Schedule for the nine months ended September 30,
               1999.

     27.2*     Financial Data Schedule for the nine months ended September 30,
               1998.
--------------------------------------------------------------------------------

*Filed herewith

     (b) The following report on Form 8-K was filed by the Company during the quarter ended September 30, 1999.

  Date of Report                    Items Reported
  --------------                    --------------
September 23, 1999    Change in independent accountants from
                      PricewaterhouseCoopers LLP to Arthur Andersen LLP


                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BANCFIRST CORPORATION
                                    ---------------------
                                         (Registrant)



Date November 15, 1999              \s\ Randy P. Foraker
     -----------------              --------------------------------------
                                           (Signature)
                                    Randy P. Foraker
                                    Senior Vice President and Controller;
                                    Assistant Secretary/Treasurer
                                    (Principal Accounting Officer)