Form 10-K
period 1999-12-31
BANCFIRST CORP /OK/
filed 2000-03-30
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999      Commission File Number 0-14384

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

   The aggregate value of the Common Stock held by nonaffiliates of the registrant as of February 29, 2000 was approximately $79,818,000.

   As of February 29, 2000, there were 8,105,440 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Proxy Statement for the May 25, 2000 Annual Meeting of Stockholders of registrant (the "2000 Proxy Statement") to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

                                   FORM 10-K

                             CROSS-REFERENCE INDEX


  Item                               PART I                                Page
 --------  -----------------------------------------------------------    ------

      1.   Business                                                            3

      2.   Properties                                                         10

      3.   Legal Proceedings                                                  10

      4.   Submission of Matters to a Vote of Security Holders                10

                                     PART II

      5.   Market for the Registrant's Common Stock and Related
           Stockholder Matters                                                10

      6.   Selected Financial Data                                            11

      7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                11

     7A.   Quantitative and Qualitative Disclosures About Market Risk         11

      8.   Financial Statements and Supplementary Data                        11

      9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                12

                                     PART III

     10.   Directors and Executive Officers of the Registrant                 12

     11.   Executive Compensation                                             12

     12.   Security Ownership of Certain Beneficial Owners and Management     12

     13.   Certain Relationships and Related Transactions                     12


                                     PART IV

     14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K    12

     Signatures                                                               15

     Financial Information                                            Appendix A

                                     PART I

Item 1.  Business.

General
     BancFirst Corporation (the "Company") is an Oklahoma business corporation and a bank holding company under Federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the "Bank" or "BancFirst"), a state-chartered, Federal Reserve member bank headquartered in Oklahoma City, Oklahoma. BancFirst Corporation also owns 100% of the common securities of BFC Capital Trust I, a Delaware Business Trust organized in January 1997, and at December 31, 1999 owned 100% of First State Bank, an Oklahoma state-chartered bank.

     The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. BancFirst currently has 78 banking locations serving 40 communities throughout Oklahoma.

     The Company's strategy focuses on providing a full range of commercial banking services to retail customers and small to medium-sized businesses both in the non-metropolitan trade centers of Oklahoma and the metropolitan markets of Oklahoma City, Tulsa, Lawton, Muskogee, Norman and Shawnee. The Company operates as a "super community bank", managing its community banking offices on a decentralized basis, which permits them to be responsive to local customer needs. Underwriting, funding, customer service and pricing decisions are made by Presidents in each market within the Company's strategic parameters. At the same time, the Company generally has a larger lending capacity, broader product line and greater operational efficiencies than its principal competitors in the non-metropolitan market areas (which typically are independently-owned community banks). In the metropolitan markets served by the Company, the Company's strategy is to focus on the needs of local businesses that are not served effectively by larger institutions.

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

     The Bank provides a wide range of retail and commercial banking services, including: commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; retail brokerage services; and other services tailored for both individual and corporate customers. The Bank also offers trust services and acts as executor, administrator, trustee, transfer agent and in various other fiduciary capacities. Through Unitech, its operations division, the Bank provides, item processing, research and other correspondent banking services to financial institutions and governmental units.

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

     Consumer lending activities of the Bank consist of traditional forms of financing for automobiles, both direct and indirect, residential mortgage loans, home equity loans and other personal loans. In addition, the Bank is one of Oklahoma's largest providers of guaranteed student loans.

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

     BancFirst has the following principal subsidiaries: BancFirst Investment Corporation, a small business investment corporation; Citibanc Insurance Agency, Inc., a credit life insurance agency, which in turn owns BancFirst Agency, Inc., a title insurance agency; Lenders Collection Corporation, which is engaged in collection of troubled loans assigned to it by BancFirst; and Express Financial Corporation (formerly National Express Corporation), a money order company. All of these companies are Oklahoma corporations.

     The Company had approximately 1,246 full-time equivalent employees as of December 31, 1999. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

     Management believes the Company is in an advantageous competitive position operating as a "super community bank." Under this strategy, the Company provides a broad line of financial products and services to small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency through product standardization and centralization of processing and other functions. Each full service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions, subject to a tiered approval process for larger credits. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and neither offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company's strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions.

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

Control of the Company

     Affiliates of the Company beneficially own approximately 64% of the shares of the Common Stock outstanding. Under Oklahoma law, holders of a majority of the outstanding shares of Common Stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the Affiliates have the ability to control the business and affairs of the Company.

Recent Development

     In March 2000, BancFirst Corporation received approval from the Federal Reserve Board to become a financial holding company under the new Gramm-Leach-Bliley financial services modernization law. This will provide the Company the ability to expand into new financial activities such as insurance underwriting, securities underwriting and dealing, and mutual fund distribution.

Supervision and Regulation

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

Bank Holding Company Regulation

     Recent Legislation-The Gramm-Leach-Bliley Act

     On November 12, 1999, the President signed the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act") into law. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act allows bank holding companies meeting management, capital and Community Reinvestment Act ("CRA") standards to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; allows insurers and other financial services companies to acquire banks; removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. For a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Board of Governors of the Federal Reserve System that it elects to be a "financial holding company" (FHC"). In addition, to commence any new permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the CRA. In March 2000, the Company filed its declaration with the Federal Reserve Board to become an FHC, but has not yet commenced any new activities as an FHC.

     Under the Gramm-Leach-Bliley Act, a bank holding company that elects to become an FHC may engage in any activity that the Board of Governors of the Federal Reserve System, in consultation with Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The act specifies certain activities that are deemed to be financial in nature, including:

     . securities underwriting, dealing and market making

     . sponsoring mutual funds and investment companies

     . insurance underwriting and agency

     . merchant banking activities

     . activities currently  permitted for bank holding companies by the Federal
       Reserve under section  4(c)(8) of the Bank Holding  Company Act.

     The Gramm-Leach-Bliley Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to "opt out" of the disclosure.

     The Gramm-Leach-Bliley Act preserves the role of the Board of Governors as the umbrella supervisor for holding companies while at the same time incorporating a system of functional regulation designed to take advantage of the strengths of the various federal and state regulators. In particular, the Gramm-Leach-Bliley Act replaces the broad exemption from Securities and Exchange Commission regulation that banks previously enjoyed with more limited exemptions, and it reaffirms that states are the regulators for the insurance activities of all persons, including federally-chartered banks.

     General

     As an FHC, the Corporation is regulated under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act (the "BHCA"), and is subject to the supervision of the Federal Reserve Board. BancFirst is organized as a state-chartered banking association which is subject to regulation, supervision and examination by the Oklahoma State Banking Department (the "Banking Department"). BancFirst is also subject to regulation by the Federal Deposit Insurance Company (the "FDIC") and other federal and state regulatory agencies. In addition to banking laws, regulations and regulatory agencies, the Company and its subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Company and its ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect the Company.

     Under the BHCA, bank holding companies that are not FHCs generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank or another bank holding company, without the Federal Reserve Board's prior approval. Also, bank holding companies generally may engage only in banking and other activities that are determined by the Federal Reserve Board to be closely related to banking. The Federal Reserve Board has by regulation determined that such activities include operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; servicing loans and other extensions of credit; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; owning and operating savings and loan associations; and leasing personal property on a full pay-out, nonoperating basis. In the event a bank holding company elects to become an FHC, it would no longer be subject to the general requirements of the BHCA that it obtain the Federal Reserve Board's approval prior to acquiring more than 5% of the voting shares, or substantially all of the assets, of a company that is not a bank or bank holding company. A bank holding company that does not qualify as an FHC is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for bank holding companies prior to the date of enactment of the Gramm-Leach-Bliley Act.

     Control Acquisitions

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

     Interstate Banking and Branching

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

     Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks had "opted out" of interstate branching by enacting specific legislation prior to June 1, 1997, in which case out-of-state banks would generally not be able to branch into that state, and banks headquartered in that state would not be permitted to branch into other states. Oklahoma elected to "opt-in" to interstate branching effective May 1997 and established a 12.25% deposit cap which was subsequently increased to 15%. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank may open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching. As a result of legislation passed by the Oklahoma legislature in 1999, Oklahoma state-chartered banks such as BancFirst are able to establish an unlimited number of de novo branches in Oklahoma.

     Support for Bank Subsidiaries

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

Capital Adequacy Guidelines

     The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital consists of common and qualifying preferred stockholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated and other qualifying debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50 percent of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4 percent and the minimum total capital ratio is 8 percent. The Company's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 1999 were 11.15% and 12.45%, respectively. At December 31, 1999, the Company had no subordinated debt that qualified as Tier 3 capital.

     The Federal Reserve Board also requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3%. These ratio requirements are minimums. Any institution operating at or near those levels would be expected by the regulators to have well-diversified risk, including no undue interest rate risk exposures, excellent asset quality, high liquidity, and good earnings and, in general, would have to be considered a strong banking organization. All other organizations and any institutions experiencing or anticipating significant growth are expected to maintain capital ratios at least one to two percent above the minimum levels, and higher capital ratios can be required if warranted by particular circumstances or risk profile. For information regarding the Company's recent historical capital ratios, see "Financial Review-Capital Resources".

FDICIA and Related Regulations

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

Regulatory Restrictions on Dividends

     BancFirst, as a member bank of the Federal Reserve System, may not declare a dividend without the approval of the Federal Reserve Board unless the dividend to be declared by BancFirst does not exceed the total of (i) BancFirst's net profits (as defined and interpreted by regulation) for the current year to date plus (ii) its retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, BancFirst can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts (as defined by regulation). Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Additionally, state and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. See "Capital Adequacy Guidelines," above. Adherence to such standards further limits the ability of banks to pay dividends. The payment of dividends by any subsidiary bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

Deposit Insurance and Depositor Preference

     BancFirst is insured by the FDIC and is required to pay certain fees and premiums to the Bank Insurance Fund. These deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation, with the well-capitalized banks with the highest supervisory rating paying lower or no premiums and the critically undercapitalized banks paying up to 0.27% of deposits.

     Additionally, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution are afforded a priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the "liquidation or other resolution" of the institution by any receiver.

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

                                       Price Range
                          -------------------------------------------
                                                            Cash
                                                          Dividends
                           High              Low           Declared
                          -------           -------       -----------
1999
First Quarter             $36.375           $32.625         $    0.14
Second Quarter            $36.750           $29.000         $    0.14
Third Quarter             $37.500           $31.125         $    0.14
Fourth Quarter            $37.125           $30.125         $    0.16

1998
First Quarter             $41.000           $32.375         $     0.12
Second Quarter            $48.500           $39.500         $     0.12
Third Quarter             $48.000           $32.500         $     0.12
Fourth Quarter            $41.500           $34.000         $     0.14


     As of February 29, 2000 there were approximately 520 holders of record of the Common Stock.

     Future dividend payments will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate.

     BancFirst Corporation is a legal entity separate and distinct from the Bank, and its ability to pay dividends is substantially dependent upon dividend payments received from the Bank. Various laws, regulations and regulatory policies limit the Bank's ability to pay dividends to BancFirst Corporation, as well as BancFirst Corporation's ability to pay dividends to its shareholders. See "Liquidity and Funding" and "Capital Resources" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Description of Business - Supervision and Regulation" and Note 14 of the Notes to Consolidated Financial Statements for further information regarding limitations on the payment of dividends by BancFirst Corporation and the Bank.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by Item 401 of Regulation S-K will be contained in the 2000 Proxy Statement under the caption "Election of Directors" and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2000 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

Item 11.  Executive Compensation.

     The information required by Item 402 of Regulation S-K will be contained in the 2000 Proxy Statement under the caption "Compensation of Directors and Executive Officers" and is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by Item 403 of Regulation S-K will be contained in the 2000 Proxy Statement under the caption "Stock Ownership" and is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information required by Item 404 of Regulation S-K will be contained in the 2000 Proxy Statement under the caption "Transactions with Management" and is hereby incorporated by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Reports of Independent Accountants

          Consolidated Balance Sheet at December 31, 1999 and 1998

          Consolidated Statement of Income for the three years ended December 31, 1999

          Consolidated Statement of Stockholders' Equity for the three years ended December 31, 1999

          Consolidated Statement of Cash Flows for the three years ended December 31, 1999

          Notes to Consolidated Financial Statements

     The above financial statements are incorporated by reference from pages A-16 through A-45 of the attached Appendix.

     (2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Exhibit
Number                                Exhibit
-------                               -------

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

3.2 Certificate of Designations of Preferred Stock (filed as Exhibit 2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

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

10.2      BancFirst Company Employee Stock Ownership and Thrift Plan (filed as
          Exhibit 10.12 to the Company'sAnnual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

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

16.1 Letter on change in certifying accountant (filed as Exhibit 16 to the Company's Form 8-K dated September 23, 1999 and incorporated herein by reference).

22.1*     Subsidiaries of Registrant.

23.1*     Consent of PricewaterhouseCoopers LLP.

23.2*     Consent of Arthur Andersen LLP.

27.1*     Financial Data Schedule for the year ended December 31, 1999.

99.1 Stock Repurchase Program (filed as Exhibit 99.1 to the Company's Form 8-K dated November 18, 1999 and incorporated herein by reference).
---------------
*  Filed herewith.

(b) A report on Form 8-K was filed by the Company on November 29, 1999, reporting the adoption of a Stock Repurchase Program to purchase up to 300,000 shares of the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2000    BANCFIRST CORPORATION
                  ---------------------
                  (Registrant)

                                        /s/ David E. Rainbolt
                                      --------------------------------
                                      David E. Rainbolt
                                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2000.


/s/ H.E. Rainbolt                           /s/ David E. Rainbolt
--------------------------------            --------------------------------
H. E. Rainbolt                              David E. Rainbolt
Chairman of the Board                       President, Chief Executive
(Principal Executive Officer)               Officer and Director
                                            (Principal Executive Officer)

--------------------------------            --------------------------------
Marion Bauman                               C. L. Craig, Jr.
Director                                    Director


/s/ James R. Daniel                         /s/ K. Gordon Greer
--------------------------------            --------------------------------
James R. Daniel                             K. Gordon Greer
Vice Chairman of the Board                  Vice Chairman of the Board
(Principal Executive Officer                (Principal Executive Officer)


/s/ Robert A. Gregory
--------------------------------            --------------------------------
Robert A. Gregory                           John C. Hugon
Vice Chairman of the Board                  Director
(Principal Executive Officer)


/s/ J. R. Hutchens, Jr.                     /s/ William O. Johnstone
--------------------------------            --------------------------------
J. R. Hutchens, Jr.                         William O. Johnstone
Director                                    Vice Chairman of the Board
                                            (Principal Executive Officer)


/s/ J. Ralph McCalmont                      /s/ Tom H. McCasland, Jr.
--------------------------------            --------------------------------
J. Ralph McCalmont                          Tom H. McCasland, Jr.
Director                                    Director

--------------------------------            --------------------------------
Melvin Moran                                Paul B. Odom, Jr.
Director                                    Director


/s/ Joe T. Shockley, Jr.                    /s/ Randy Foraker
--------------------------------            --------------------------------
Joe T. Shockley, Jr.                        Randy Foraker
Executive Vice President,                   Senior Vice President,
Chief Financial Officer and Director        Controller and Treasurer
(Principal Financial Officer)               (Principal Accounting Officer)

                                   APPENDEX A

                             BancFirst Corporation

                         INDEX TO FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA



                                                                Pages
                                                           ---------------
Financial Review                                             A-2 to A-15
Selected Consolidated Financial Data                             A-3
Reports of Independent Accountants                               A-16
Consolidated Balance Sheet                                       A-17
Consolidated Statement of Income                                 A-18
Consolidated Statement of Stockholders' Equity                   A-19
Consolidated Statement of Cash Flows                             A-20
Notes to Consolidated Financial Statements                   A-21 to A-45

                                FINANCIAL REVIEW

     The following discussion is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 1999 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Selected Consolidated Financial Data included herein.

SUMMARY

     BancFirst Corporation's net income for 1999 was $23.9 million, representing the Company's ninth consecutive year of record earnings. Diluted earnings per share grew 21% to $2.75 from $2.27 for 1998. Other profitability measures improved with return on average assets increasing to 1.06% from 1.00% for 1998, and return on average equity increasing to 12.96% from 10.95% for 1998.

     Total assets were relatively unchanged from 1998 at $2.34 billion, although total loans increased $117 million, or 8.71%, to $1.46 billion. Total deposits increased $57.9 million, or 2.86%. Stockholders' equity decreased $37.2 million to $165 million, or 18.42%, due to stock repurchases discussed below. Average stockholders' equity to average assets decreased to 8.20%, from 9.09% for 1998.

     Asset quality remained high in 1999 with nonperforming and restructured assets to total assets of only 0.61%, compared to 0.60% for 1998. The allowance for loan losses to nonperforming and restructured loans increased to 183.47% at year-end 1999 from 158.69% at the end of 1998.

          The Company used most of 1999 to absorb and consolidate the acquisitions that were completed in 1998. In February 1999, the Company sold a branch in Anadarko, Oklahoma with approximately $16 million in deposits that had been acquired in the merger with AmQuest Financial Corp. ("AmQuest"). In June 1999, the Company completed a Dutch auction issuer tender offer and repurchased 1,186,502 shares of its common stock for $38 per share, or a total of $45 million. A new stock repurchase program for up to 300,000 shares was also adopted in November 1999 and 55,783 shares were repurchased by year end. In December 1999, the Company acquired approximately $106 million in assets and assumed approximately $109 million in liabilities from First State Bank of Oklahoma City, Oklahoma.

     BancFirst is Oklahoma's largest state-chartered bank and the second largest Oklahoma-based bank. The Company has 78 banking locations serving 40 communities across Oklahoma. In March 2000, BancFirst Corporation received approval from the Federal Reserve Board to become a financial holding company under the new Gramm-Leach-Bliley financial services modernization law. This will provide the Company the ability to expand into new financial activities such as insurance underwriting, securities underwriting and dealing, and mutual fund distribution.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (Dollars in thousands, except per share data)

                                                                           At and for the Year Ended December 31,
                                                      -----------------------------------------------------------------------------
                                                            1999            1998            1997            1996            1995
                                                      -----------------------------------------------------------------------------
Income Statement Data
Net interest income                                      $   93,235      $   92,752      $   84,221      $   77,965      $   66,387
Provision for loan losses                                     2,521           2,211           2,888           2,181           1,617
Noninterest income                                           28,707          24,019          21,508          20,001          17,399
Noninterest expense                                          81,453          80,482          71,455          62,386          53,926
Net income                                                   23,949          21,550          20,905          21,150          18,243
Balance Sheet Data
Total assets                                             $2,335,807      $2,335,883      $2,016,463      $1,863,056      $1,627,959
Securities                                                  596,715         582,649         510,426         477,191         469,416
Total loans (net of unearned interest)                    1,455,481       1,338,879       1,249,705       1,125,278         947,090
Allowance for loan losses                                    22,548          19,659          17,458          16,569          14,821
Deposits                                                  2,082,696       2,024,800       1,761,210       1,654,333       1,436,707
Long-term borrowings                                         26,392          12,966           7,051          12,636           1,918
9.65% Capital Securities                                     25,000          25,000          25,000              --              --
Stockholders' equity                                        164,714         201,917         181,245         165,579         150,771
Per Common Share Data
As restated for poolings of interests:
Net income - basic                                       $     2.79      $     2.32      $     2.26      $     2.29      $     1.95
Net income - diluted                                           2.75            2.27            2.21            2.22            1.91
As previously reported:
Net income - basic                                             2.79            2.32            2.48            2.41            2.07
Net income - diluted                                           2.75            2.27            2.41            2.32            2.01
Cash dividends                                                 0.58            0.50            0.42            0.34            0.29
Book value                                                    20.30           21.73           19.62           17.82           16.12
Tangible book value                                           17.34           19.14           17.56           15.89           14.89
Selected Financial Ratios
Performance ratios:
Return on average assets                                       1.06%           1.00%           1.09%           1.21%           1.22%
Return on average stockholders' equity                        12.96           10.95           12.14           13.61           13.32
Cash dividend payout ratio                                    20.79           21.55           18.58           14.85           14.87
Net interest spread                                            3.87            3.94            4.09            4.23            4.08
Net interest margin                                            4.67            4.83            4.93            5.05            4.91
Efficiency ratio
 (excluding restructuring charges in 1998)                    66.80           67.29           67.58           63.68           64.36
Balance Sheet Ratios:
Average loans to deposits                                     68.61%          68.83%          70.12%          67.29%          65.61%
Average earning assets to total assets                        90.11           90.17           90.28           90.09           90.15
Average stockholders' equity to average assets                 8.20            9.09            8.95            8.90            9.15
Asset Quality Ratios:
Nonperforming and restructured loans to total loans            0.85%           0.93%           0.68%           0.98%           0.83%
Nonperforming and restructured assets to total assets          0.61            0.60            0.51            0.70            0.60
Allowance for loan losses to total loans                       1.55            1.47            1.40            1.47            1.56
Allowance for loan losses to nonperforming                   183.47          158.69          206.55          150.85          187.51
  and restructured loans
Net chargeoffs to average loans                                0.16            0.14            0.20            0.13            0.10

        CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
                Taxable Equivalent Basis (Dollars in thousands)

                                      December 31, 1999                    December 31, 1998               December 31, 1997
                             ----------------------------------    --------------------------------  -----------------------------
                                            Interest    Average                 Interest    Average              Interest  Average
                                 Average    Income/      Yield/      Average    Income/      Yield/     Average   Income/   Yield/
                                 Balance    Expense       Rate       Balance    Expense       Rate      Balance   Expense    Rate
                             ----------------------------------    --------------------------------   ----------------------------
ASSETS
Earning assets:
  Loans (1)                     $1,355,332  $121,406       8.96%    $1,290,557  $121,700       9.43%   $1,181,421 $111,786    9.46%
  Investments - taxable            517,844    30,964       5.98        527,213    32,698       6.20       452,738   28,951    6.39
  Investments - tax exempt          50,627     3,303       6.52         43,269     3,356       7.76        45,773    3,504    7.65
  Federal funds sold               106,362     5,299       4.98         91,736     4,835       5.27        57,787    3,150    5.45
                                ----------  --------                ----------  --------               ---------- --------
     Total earning assets        2,030,165   160,972       7.93      1,952,775   162,589       8.33     1,737,719  147,391    8.48
                                ----------  --------                ----------  --------               ---------- --------

Nonearning assets:
  Cash and due from banks          123,527                             114,137                             99,966
  Interest receivable and          119,646                             116,910                            104,255
   other assets
  Allowance for loan losses        (20,257)                            (18,138)                           (17,185)
     Total nonearning assets       222,916                             212,909                            187,036
                                ----------                          ----------                         ----------
     Total assets               $2,253,081                          $2,165,684                         $1,924,755
                                ==========                          ==========                         ==========


LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Transaction deposits          $   36,256       796       2.20%    $  104,006     2,572       2.47%   $  156,478    4,055    2.59%
  Savings deposits                 667,015    18,691       2.80        547,887    14,386       2.63       450,491   13,531    3.00
  Time deposits                    848,819    41,353       4.87        826,172    45,988       5.57       745,308   40,199    5.40
  Short-term borrowings             32,766     1,628       4.97         40,191     2,161       5.38        19,932    1,093    5.48
  Long-term borrowings              20,642     1,234       5.98         13,123       734       5.59        10,849      648    5.97
  9.65% Capital Securities          25,000     2,447       9.79         25,000     2,449       9.80        22,683    2,214    9.76
                                ----------  --------                ----------  --------               ---------- --------
     Total interest-bearing
      liabilities                1,630,498    66,149       4.06      1,556,379    68,290       4.39     1,405,741   61,740    4.39
                                ----------  --------                ----------  --------               ---------- --------

Interest-free funds:
  Demand deposits                  423,347                             396,802                            332,513
  Interest payable and other        14,380                              15,642                             14,246
   liabilities
  Stockholders' equity             184,856                             196,861                            172,255
                                ----------                          ----------                         ----------
     Total interest free
      funds                        622,583                             609,305                            519,014
                                ----------                          ----------                         ----------
     Total liabilities
       and stockholders'
        equity                  $2,253,081                          $2,165,684                         $1,924,755
                                ==========                          ==========                         ==========

Net interest income                         $ 94,823                            $ 94,299                          $ 85,651
                                          ==========                          ==========                         =========

Net interest spread                                        3.87%                               3.94%                          4.09%
                                                    ===========                         ===========                       ========
Net interest margin                                        4.67%                               4.83%                          4.93%
                                                    ===========                         ===========                       ========

(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income, which is the Company's principal source of operating revenue, increased $524,000 on a taxable equivalent basis in 1999 compared to an increase of $8.65 million in 1998. The net interest margin on a taxable equivalent basis for 1999 was 4.67%, down from 4.83% for 1998 and 4.93% for 1997. Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the changes in net interest income. The Volume/Rate Analysis summarizes the relative contribution of each of these components to the increases in net interest income in 1999 and 1998. The increase in 1999 was primarily due to loan growth, which was largely offset by a decrease due to changes in interest rates. Average loans rose $64.8 million, or 5.02%, while average net earning assets increased only $3.27 million, or 0.83%. The continued low interest rate environment in 1999 resulted in a flatter yield curve and lower yields on the Company's assets. These changes resulted in a decrease in the net interest margin of 16 basis points. In 1998, average loans increased 9.24% and average net earning assets increased 19.28%. Declining interest rates reduced the yield on the Company's assets only slightly. These changes in 1998 resulted in only a 10 basis point decrease in the net interest margin.

VOLUME/RATE ANALYSIS                        Change in 1999                                        Change in 1998
                              ---------------------------------------------       ---------------------------------------------
Taxable Equivalent Basis                        Due to
                                                Volume           Due to                               Due to         Due to
                                   Total         (1)              Rate                   Total       Volume (1)        Rate
                              ------------- -------------    --------------       --------------- ---------------  ------------
                                                                     (Dollars in thousands)
 INCREASE (DECREASE)
 Interest Income:
   Loans                            $  (294)      $ 6,108           $(6,402)              $ 9,914         $10,326       $  (412)
   Investments - taxable             (1,734)         (581)           (1,153)                3,747           4,762        (1,015)
   Investments - tax exempt             (53)          571              (624)                 (148)           (192)           44
   Federal funds sold                   464           771              (307)                1,685           1,858          (173)
                              -------------    ----------    --------------       ---------------    ------------  ------------
      Total interest income          (1,617)        6,869            (8,486)               15,198          16,754        (1,556)
                              -------------    ----------    --------------       ---------------    ------------  ------------

 Interest Expense:
   Transaction deposits              (1,776)       (1,675)             (101)               (1,483)         (1,360)         (123)
   Savings deposits                   4,305         3,128             1,177                   855           2,926        (2,071)
   Time deposits                     (4,635)        1,261            (5,896)                5,789           4,363         1,426
   Short-term borrowings               (533)         (399)             (134)                1,068           1,111           (43)
   Long-term borrowings                 499           420                79                    86             136           (50)
   9.65% Capital Securities              (1)           --                (1)                  235             226             9
                              -------------    ----------    --------------       ---------------    ------------  ------------
      Total interest expense         (2,141)        2,735            (4,876)                6,550           7,402          (852)
                              -------------    ----------    --------------       ---------------    ------------  ------------


 Net interest income                $   524       $ 4,134           $(3,610)              $ 8,648         $ 9,352       $  (704)
                              =============    ==========    ==============       ===============    ============  ============

     Interest rate sensitivity analysis measures the sensitivity of the Company's net interest margin to changes in interest rates by analyzing the repricing relationship between its earning assets and interest-bearing liabilities. This analysis is limited by the fact that it presents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, and does not take into account the sensitivity of yields and rates of specific assets and liabilities to changes in market rates. In 1999, Management continued its strategy of creating manageable negative interest sensitivity gaps. This approach takes advantage of the Company's stable core deposit base and the relatively short maturity and repricing frequency of its loan portfolio, as well as the historical existence of a positive yield curve, which enhances the net interest margin over the long term. Although interest rate risk is increased on a controlled basis by this position, it is somewhat mitigated by the Company's high level of liquidity.

     The Analysis of Interest Rate Sensitivity presents the Company's earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 1999. At that date, interest-bearing liabilities exceeded earning assets by $646 million in the three month interval. The Company's negative gap position increased in 1999 and 1998 as a result of the majority of its earning asset growth having a maturity or repricing frequency of one to five years. This negative gap position assumes that the Company's core savings and transaction deposits are immediately rate sensitive and reflects Management's perception that the yield curve will be positively sloped over the long term. When the yield curve flattens, as it did in 1998 and 1999, the Company's net interest margin would be expected to decline, unless the Company adjusts its interest sensitivity gap position or employs other strategies to control the rise in rates on interest-bearing liabilities or to increase the yield on earning assets.


ANALYSIS OF INTEREST RATE SENSITIVITY              Interest Rate                         Noninterest Rate
                                                     Sensitive                               Sensitive
                                         -----------------------------------      --------------------------------
December 31, 1999                            0 to 3 Months   4 to 12 Months        1 to 5 Years     Over 5 Years         Total
                                         ------------------ ----------------      --------------- ----------------  -------------

EARNING ASSETS
 Loans                                           $  663,883        $ 146,644             $441,379        $ 203,575     $1,455,481
 Federal funds sold and interest bearing
  deposits                                           53,381               --                   --               --         53,381
 Securities                                          24,523           82,925              404,189           85,078        596,715
                                                 ----------        ---------            ---------        ---------     ----------
      Total                                      $  741,787        $ 229,569             $845,568        $ 288,653     $2,105,577
                                                 ==========        =========            =========        =========     ==========

 FUNDING SOURCES
 Noninterest-bearing demand deposits (1)         $       --        $      --             $     --        $ 244,815     $  244,815
 Savings and transaction deposits                   740,122               --                   --               --        740,122
 Time deposits of $100 or more                      169,154           68,748               19,538               --        257,440
 Time deposits under $100                           455,899          143,952               25,152               --        625,003
 Short-term borrowings                               22,091               --                   --               --         22,091
 Long-term borrowings                                   878            2,827               14,524            8,163         26,392
 9.65% Capital Securities                                --               --                   --           25,000         25,000
 Stockholders' equity                                    --               --                   --          164,714        164,714
                                                 ----------        ---------            ---------        ---------     ----------
      Total                                      $1,388,144        $ 215,527             $ 59,214        $ 442,692     $2,105,577
                                                 ==========        =========            =========        =========     ==========


 Interest sensitivity gap                        $ (646,357)       $  14,042             $786,354        $(154,039)
 Cumulative gap                                  $ (646,357)       $(632,315)            $154,039        $      --
 Cumulative gap as a percentage
   of total earning assets                           (30.70)%         (30.03)%               7.32%              --    %

     (1) Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders' equity.

Provision for Loan Losses

     The provision for loan losses was $2.52 million for 1999 compared to $2.21 million for 1998, and $2.89 million for 1997. These relatively low levels of provisions reflect the Company's strong asset quality. The amounts provided for the last three years primarily relate to loan growth and net loan charge-offs. The Company establishes a 1% allowance for losses on non-classified loans, which results in additional provisions for loan growth. Net loan charge-offs were $2.13 million for 1999, compared to $1.85 million for 1998 and $2.31 million for 1997. The net charge-offs for 1999 and 1998 were equivalent to only 0.16% and 0.14% of average loans, respectively. A more detailed discussion of the allowance for loan losses is provided under "Loans."

Noninterest Income

     Noninterest income increased $4.69 million in 1999, or 19.52%, compared to an increase of $2.51 million, or 11.67% in 1998 and $1.51 million, or 7.53%, in 1997. Noninterest income has become an increasingly important source of revenue. The Company's fee income has increased each year since 1987 due to improved pricing strategies, enhanced product lines and bank acquisitions. New products and strategies have been implemented which are expected to produce continued growth in noninterest income.

     Service charges on deposits increased $1.82 million, or 12.43%, compared to increases of 11.24% and 12.30% in 1998 and 1997, respectively. In 1997 and 1998, the Company implemented strategies to improve the charging and collection of various service charges. These strategies, along with deposit growth, have continued to produce higher revenues. Other noninterest income increased $2.64 million, or 28.13%, in 1999, after increasing 12.24% in 1998 and 3.46% in 1997. The primary causes of the increases were a $900,000 gain on the sale of a branch in 1999, increased fees from cash management services, mortgage loan originations, gains on sales of mortgage loans and higher trust revenues.

     Net gains on securities transactions were $244,000 in 1999, compared to $12,000 in 1998, and $2,000 in 1997. The Company's practice is to hold its securities to maturity and it does not engage in trading activities. In 1999, a portion of an investment made by the Company's small business investment company was redeemed at a gain. The small gains in previous years from securities transactions have primarily been from securities that have been called, or from disposing of securities acquired in mergers which had a higher than acceptable level of risk. A more detailed discussion of securities is provided under "Securities."

Noninterest Expense

     Total noninterest expense increased in 1999 by 1.21% to $81.5 million, compared to increases of 12.63% for 1998 and 14.54% for 1997. Noninterest expense in 1998 included $3.1 million of acquisition and restructuring costs. The increases in 1999 and 1998, excluding these acquisition and restructuring costs, were 5.26% and 8.29%, respectively. Salaries and employee benefits have increased over the past three years due to acquisitions, higher salary levels, additional staff for new product lines and increased loan demand. Occupancy and fixed asset expense decreased in 1999 due to consolidation of facilities from acquisitions. Depreciation and amortization have increased each year due to acquisitions. Data processing expenses have decreased slightly each year because of efficiencies achieved with the acquisitions. Net expense from other real estate owned of $164,000 was recognized for 1999, compared to net income of $111,000 for 1998 and net expense of $298,000 for 1997. These amounts are reflective of the Company's efforts to maintain a low level of nonperforming assets, with gains on sales of properties being recognized in 1998.

Income Taxes

     Income tax expense increased to $14 million in 1999, from $12.5 million for 1998 and $10.5 million for 1997. The primary reasons for the difference between the Company's effective tax rate and the federal statutory rate are nondeductible amortization and state tax expense, which have both been increasing.

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


FINANCIAL POSITION

Cash and Federal Funds Sold

     Cash consists of cash and cash items on hand, deposits and other amounts due from other banks, and reserves deposited with the Federal Reserve Bank. Federal funds sold consists of overnight investments of excess funds with other financial institutions. The amount of cash and federal funds sold carried by the Company is a function of the availability of funds presented to other institutions for clearing, the Company's requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and federal funds sold decreased $140 million compared to December 31, 1998, due largely to a lower level of temporary deposits at year-end 1999 and a lower level of federal funds purchased from correspendent banks. In 1998, cash and federal funds sold increased $155 million as compared to year-end 1997 due to an inflow of temporary deposits and higher federal funds sold. Based on average balances, however, there were increases of $24 million and $48.1 million for 1999 and 1998, respectively, more appropriately reflecting the growth of the Company. Consequently, comparisons of year-end balances of cash and federal funds sold are not necessarily reflective of the overall trend.

Securities

     Total securities increased $14.1 million, or 2.41%, compared to an increase of $72.2 million, or 14.15%, in 1998. The increases in 1999 and 1998 were primarily due to acquisitions.

     Securities available for sale represented 78.30% of the total securities portfolio at year-end 1999, compared to 77.55% at year-end 1998. These levels reflect the Company's strategy of maintaining a very liquid portfolio. Securities available for sale had a net unrealized loss of $5.14 million at year-end 1999, compared to a $8.25 million net unrealized gain the preceding year. These gains and losses are included, net of tax, in the Company's stockholders' equity as a net unrealized loss of $3.51 million for 1999 and a net unrealized gain of $5.43 million for 1998.

SECURITIES                                                 December 31
                                       --------------------------------------------------
                                             1999              1998              1997
                                       --------------    --------------     -------------
                                                      (Dollars in thousands)
Held for Investment
U.S. Treasury and other federal              $ 79,564          $ 87,520          $106,396
 agencies
States and political subdivisions              49,917            43,283            47,819
Other securities                                   --                --                53
                                       --------------    --------------     -------------
   Total                                     $129,481          $130,803          $154,268
                                       ==============    ==============     =============
Estimated market value                       $128,275          $132,804          $156,210
                                       ==============    ==============     =============
Available for Sale
U.S. Treasury and other federal              $449,468          $438,935          $342,679
 agencies
States and political subdivisons                2,861             2,499             3,361
Other securities                               14,905            10,412            10,118
                                       --------------    --------------     -------------
   Total                                     $467,234          $451,846          $356,158
                                       ==============    ==============     =============

     The Maturity Distribution of Securities summarizes the maturity and weighted average taxable equivalent yields of the securities portfolio. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represents 85.74% of the total portfolio.

MATURITY DISTRIBUTION                               After One Year       After Five Years
OF SECURITIES                                            But                  But
December 31, 1999                Within One Year   Within Five Years     Within Ten Years     After Ten Years           Total
                                -------------------------------------    -----------------------------------------------------------

                                 Amount      Yield    Amount   Yield       Amount   Yield      Amount   Yield     Amount      Yield
                                -------------------------------------    -----------------------------------------------------------
                                                                        (Dollars in thousands)
Held for Investment
U.S. Treasury and other federal    $ 10,814   5.59%  $ 34,150   6.60%      $31,183   7.09%     $ 3,417  6.81%     $ 79,564    6.66%
 agencies
State and political subdivisions      7,283   7.28     22,929   6.91        14,023   6.93        5,682  7.05        49,917    6.99
Other securities                         --     --         --     --            --     --           --    --            --      --
                                -----------          --------             --------            --------           ---------
     Total                         $ 18,097   6.27   $ 57,079   6.72       $45,206   7.04      $ 9,099  6.96      $129,481    6.79
                                ===========          ========             ========            ========           =========
Percentage of total                   13.98%            44.08%               34.91%               7.03%             100.00%
                                ===========          ========             ========            ========           =========

Available for Sale
U.S. Treasury and other federal    $ 87,293   6.03%  $346,898   5.80%      $11,109   7.18%     $ 4,168  7.09%     $449,468    5.89%
 agencies
State and political subdivisions      2,050   7.53        212   7.46           273   7.08          326  9.00         2,861    7.65
Other securities                          8     --         --     --            --     --       14,897  7.04        14,905    7.04
                                -----------          --------             --------            --------           ---------
     Total                         $ 89,351   6.06   $347,110   5.80       $11,382   7.18      $19,391  7.08      $467,234    5.94
                                ===========          ========             ========            ========           =========
Percentage of total                   19.12%            74.29%                2.44%               4.15%             100.00%
                                ===========          ========             ========            ========           =========


Total securities                   $107,448   6.10%  $404,189   5.93%      $56,588   7.07%     $28,490  7.04%     $596,715    6.12%
                                ===========          ========             ========            ========           =========
Percentage of total                   18.00%            67.74%                9.48%               4.78%             100.00%
                                ===========          ========             ========            ========           =========

Loans

     The Company has generated significant loan growth from both acquisitions and internal originations. Total loans increased $117 million, or 8.71%, in 1999, and $89.2 million, or 7.14%, in 1998. Internal growth is being generated primarily in the Oklahoma City and Tulsa metropolitan markets, and by specialized lending activities such as indirect automobile loans, guaranteed student loans, SBA guaranteed loans, residential mortgage loans and home equity loans.

Composition

     The Company's loan portfolio is diversified among various types of commercial and individual borrowers. Commercial loans are comprised principally of loans to companies in light manufacturing, retail and service industries. Over half of the loan growth in 1999 was in commercial loans. Construction and development loans totaled only $85.6 million, or 5.88% of total loans as of the end of 1999. Real estate loans are relatively evenly divided between mortgages on personal residences and loans secured by commercial and other types of properties. Installment loans are comprised mostly of loans to individuals for the purchase of vehicles and student loans. Loans secured by real estate have always been a large portion of the Company's loan portfolio. In 1999, this percentage was 52.93% compared to 55.22% for 1998. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and close monitoring of the values of individual properties.


LOANS BY CATEGORY                                                         December 31,
                            ------------------------------------------------------------------------------------------------------
                                    1999                1998                    1997                1996              1995
                            ----------------------------------------    ----------------------------------------------------------

                                           % of                % of                    % of                % of              % of
                                Amount     Total    Amount     Total        Amount     Total    Amount     Total   Amount    Total
                            ------------  ------  ---------  -------    -----------  --------  --------  -------  --------  ------
                                                                        (Dollars in thousands)
Commercial, financial and
 other                         $  433,416  29.78%  $  361,222  26.98%      $  342,779  27.43%  $  309,042  27.46%  $255,655  26.99%
Real estate - construction         85,634   5.88       75,907   5.67           54,858   4.39       45,813   4.07     36,043   3.81
Real estate - mortgage            684,838  47.05      663,448  49.55          611,163  48.90      533,253  47.39    461,295  48.71
Consumer                          251,593  17.29      238,302  17.80          240,905  19.28      237,170  21.08    194,097  20.49
                            ------------- ------   ---------- ------      ----------- ------   ---------- ------   -------- ------
     Total                     $1,455,481 100.00%  $1,338,879 100.00%      $1,249,705 100.00%  $1,125,278 100.00%  $947,090 100.00%
                            ============= ======   ========== ======      =========== ======   ========== ======   ======== ======

          The majority of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, over half of the commercial real estate and other commercial loans had adjustable interest rates at year-end 1999. The short maturities and adjustable interest rates on these loans allow the Company to maintain the majority of its loan portfolio near market interest rates.

MATURITY AND RATE SENSITIVITY                                                Maturing
OF LOANS                                                                    After One
December 31, 1999                                         Within            But Within            After
                                                         One Year           Five Years          Five Years            Total
                                                    ---------------     ---------------     ---------------     --------------

                                                                               (Dollars in thousands)
Commercial, financial and other                       $     273,585       $     132,508       $      27,232       $    433,416
Real estate - construction                                   62,878              13,231               9,525             85,634
Real estate - mortgage (excluding loans
Secured by 1 to 4 family residential properties)             90,172             153,041             109,883            353,096
                                                    ---------------     ---------------     ---------------     --------------
     Total                                            $     426,635       $     298,780       $     146,731       $    872,146
                                                    ===============     ===============     ===============     ==============


Loans with predetermined interest rates               $     147,615       $     152,239       $      54,322       $    354,176
Loans with adjustable interest rates                        279,020             146,541              92,409            517,970
                                                    ---------------     ---------------     ---------------     --------------
     Total                                            $     426,635       $     298,780       $     146,731       $    872,146
                                                    ===============     ===============     ===============     ==============
Percentage of total                                           48.92%              34.26%              16.82%            100.00%
                                                    ===============     ===============     ===============     ==============

     The information relating to the maturity and rate sensitivity of loans is based upon original loan terms and is not adjusted for "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Loans

     Nonperforming and restructured loans increased in 1996 and 1998 primarily as a result of acquisitions. The increase in 1999 was due to a slight increase
in other real estate owned and repossessed assets.   Nonperforming and
restructured loans as a percentage of total loans was 0.85% at year-end 1999, compared to 0.93% at year-end 1998 and 0.68% at year-end 1997. It is reasonable to expect that in the long run the level of nonperforming loans and loan losses will rise to more historical norms as a result of economic and credit cycles.

     Nonaccrual loans negatively impact the Company's net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt.
Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding at year end was approximately $331,000 in 1999 and $344,000 in 1998. Only a small amount of this interest was ultimately collected.

     The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible. The Company's experience is that a significant portion of both principal and interest is eventually recovered. However, the above normal risk associated with nonperforming loans is considered in the determination of the allowance for loan losses. At year-end 1999, the allowance for loan losses as a percentage of nonperforming and restructured loans was 183.47%, compared to 158.69% at the end of 1998 and 206.55% at the end of 1997.

NONPERFORMING AND RESTRUCTURED ASSETS                                                  December 31,
                                                          ------------------------------------------------------------------------
                                                               1999        1998            1997            1996            1995
                                                          -----------  ----------     -----------     -----------     ------------
                                                                                 (Dollars in thousands)
Past due over 90 days and still accruing                      $ 1,666     $ 2,792         $ 1,600         $ 2,943           $  979
Nonaccrual                                                      9,565       8,308           6,416           7,319            6,148
Restructured                                                    1,059       1,288             436             722              777
                                                          -----------  ----------     -----------     -----------     ------------

     Total nonperforming and restructured loans                12,290      12,388           8,452          10,984            7,904
Other real estate owned and repossessed assets                  1,945       1,639           1,766           1,977            1,883
                                                          -----------  ----------     -----------     -----------     ------------
     Total nonperforming and restructured assets              $14,235     $14,027         $10,218         $12,961           $9,787
                                                          ===========  ==========     ===========     ===========     ============
Nonperforming and restructured loans to total loans              0.85%       0.93%           0.68%           0.98%            0.83%
                                                          ===========  ==========     ===========     ===========     ============
Nonperforming and restructured assets to total assets            0.61%       0.60%           0.51%           0.70%            0.60%
                                                          ===========  ==========     ===========     ===========     ============

     Other real estate owned and repossessed assets increased in 1999 to $1.95 million from $1.64 million at year-end 1998. The Company places a substantial amount of emphasis on disposing of these assets. To encourage local management to sell the other real estate as quickly as possible and to ensure that it is carried at a conservative value, the Company's policy is to write other real estate down annually by the greater of 10% of its remaining carrying value, or the difference between its remaining carrying value and its estimated market value.

     Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. BancFirst had approximately $33 million of these loans, which are not included in nonperforming and restructured assets, at December 31, 1999. In general, these loans are well collateralized and have no identifiable loss potential. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Allowance for Loan Losses

     The allowance for loan losses reflects Management's assessment of the risk of loss inherent in the Company's loan portfolio. The allowance and its adequacy is determined through consideration of many factors, including evaluation of known problem loans, levels of adversely classified, past due and nonperforming loans, loan loss experience, and economic conditions. To facilitate Management's assessment, the Company's Asset Quality Department performs periodic loan reviews at each of the Company's locations. The process of determining the adequacy of the allowance for loan losses, however, necessarily involves the exercise of judgment and consideration of numerous subjective factors and, accordingly, there can be no assurance that the current level of the allowance will prove adequate in light of future developments and economic conditions. As loan quality changes with economic and credit cycles, it would be reasonable to expect the Company's net charge-offs and loan loss provisions to return to more historically normal levels.

     The Company's net charge-offs have been low in recent years. In 1999, the Company recognized $2.13 million of net charge-offs, which was only 0.16% of average loans, compared to $1.85 million of net charge-offs, or 0.14% of average loans, for 1998.

ANALYSIS OF ALLOWANCE FOR                                                              Year Ended December 31,
LOAN LOSSES                                    ----------------------------------------------------------------------------------
                                                 1999           1998               1997                 1996             1995
                                               ----------    -----------     ----------------     ----------------    -----------
                                                                           (Dollars in thousands)
Balance at beginning of year                   $   19,659     $   17,458           $   16,569           $   14,821       $ 13,627
                                               ----------    -----------     ----------------     ----------------    -----------

Charge-offs:
  Commercial                                       (1,035)        (1,805)              (1,182)                (743)          (657)
  Real estate                                        (368)          (212)                (238)                (118)          (170)
  Consumer                                         (1,499)          (989)              (1,670)                (968)          (880)
  Other                                              (199)          (171)                 (80)                (120)           (78)
                                               ----------    -----------     ----------------     ----------------    -----------
           Total charge-offs                       (3,101)        (3,177)              (3,169)              (1,949)        (1,785)
                                               ----------    -----------     ----------------     ----------------    -----------

Recoveries:
  Commercial                                          409            811                  320                  114            436
  Real estate                                         153            223                  202                  161            156
  Consumer                                            318            258                  315                  247            231
  Other                                                89             34                   25                   35             25
                                               ----------    -----------     ----------------     ----------------    -----------
           Total recoveries                           969          1,326                  862                  557            848
                                               ----------    -----------     ----------------     ----------------    -----------

Net (charge-offs) recoveries                       (2,132)        (1,851)              (2,307)              (1,392)          (937)
Provisions charged to operations                    2,521          2,211                2,888                2,181          1,617
Additions from acquisitions                         2,500          1,841                  308                  959            514
                                               ----------    -----------     ----------------     ----------------    -----------
Balance at end of year                         $   22,548     $   19,659           $   17,458           $   16,569       $ 14,821
                                               ==========    ===========     ================     ================    ===========
Average loans                                  $1,355,332     $1,290,557           $1,181,421           $1,047,771       $894,412
                                               ==========    ===========     ================     ================    ===========
Total loans                                    $1,455,481     $1,338,879           $1,249,705           $1,125,278       $947,090
                                               ==========    ===========     ================     ================    ===========
Net charge-offs to average loans                     0.16%          0.14%                0.20%                0.13%          0.10%
                                               ==========    ===========     ================     ================    ===========
Allowance to total loans                             1.55%          1.47%                1.40%                1.47%          1.56%
                                               ==========    ===========     ================     ================    ===========

Allocation of the allowance by category of
 loans:
  Commercial, financial and other              $    6,612     $    5,277           $    4,358           $    4,506       $  3,503
  Real estate - construction                        1,364          1,400                1,085                  972            889
  Real estate - mortgage                           10,161          9,406                7,883                7,090          6,326
  Consumer                                          3,513          3,229                2,924                2,999          2,463
  Unallocated                                         897            347                1,208                1,002          1,640
                                               ----------    -----------     ----------------     ----------------    -----------
           Total                               $   22,548     $   19,659           $   17,458           $   16,569       $ 14,821
                                               ==========    ===========     ================     ================    ===========

Percent of loans in each category to total
 loans:
  Commercial, financial and other                   29.78%         26.98%               27.43%               27.46%         26.99%
  Real estate - construction                         5.88           5.67                 4.39                 4.07           3.81
  Real estate - mortgage                            47.05          49.55                48.90                47.39          48.71
  Consumer                                          17.29          17.80                19.28                21.08          20.49
                                               ----------    -----------     ----------------     ----------------    -----------
           Total                                   100.00%        100.00%              100.00%              100.00%        100.00%
                                               ==========    ===========     ================     ================    ===========

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

     The Company's core deposits provide it with a stable, low-cost funding source. Total deposits increased $57.9 million in 1999, and $264 million in 1998, primarily from acquisitions. Demand deposits as a percentage of total deposits have been increasing since 1994. Core deposits were 89.07% of total deposits in 1999 compared to 90.39% in 1998. Since 1996, interest-bearing transaction deposits have decreased and savings deposits have increased as a result of a new product introduced by the Company which sweeps excess funds in transaction accounts into a savings account.

ANALYSIS OF AVERAGE                                                  Year Ended December 31,
                                   ----------------------------------------------------------------------------------------------
DEPOSITS                               1999             1998                  1997               1996                1995
                                   -------------   ---------------    -------------------   --------------    -------------------
Average Balances                                                     (Dollars in thousands)
Demand deposits                       $  423,347        $  396,802             $  332,513       $  306,311             $  256,903
Interest-bearing transaction              36,256           104,006                156,478          233,312                311,884
 deposits
Savings deposits                         667,015           547,887                450,491          339,897                209,398
Time deposits under $100,000             632,995           646,003                562,415          517,264                452,173
                                   -------------   ---------------    -------------------   --------------    -------------------

     Total core deposits               1,759,613         1,694,698              1,501,897        1,396,784              1,230,358
Time deposits of $100,000 or more        215,824           180,169                182,893          160,217                132,892
                                   -------------   ---------------    -------------------   --------------    -------------------
     Total deposits                   $1,975,437        $1,874,867             $1,684,790       $1,557,001             $1,363,250
                                   =============   ===============    ===================   ==============    ===================

                                        % of                % of                % of                % of             % of
Percentages of Total Deposits          Total      Rate     Total      Rate     Total      Rate     Total    Rate    Total    Rate
                                    ---------  -------  ---------  -------  ---------   ------   --------  ----- ---------  -----
  And Average Rates Paid
Demand deposits                         21.43%              21.16%              19.74%              19.67%           18.84%
Interest-bearing transaction             1.84     2.20%      5.55     2.47%      9.29     2.59%     14.98   2.70%    22.88   3.12%
 deposits
Savings deposits                        33.76     2.80      29.22     2.63      26.74     3.00      21.83   3.09     15.36   3.64
Time deposits under $100,000            32.04     4.87      34.46     5.49      33.37     5.39      33.23   5.33     33.17   5.34
                                    ---------           ---------           ---------            --------        ---------
           Total core deposits          89.07               90.39               89.14               89.71            90.25
Time deposits of $100,000 or more       10.93     4.88       9.61     5.84      10.86     5.41      10.29   5.41      9.75   5.54
                                    ---------           ---------           ---------            --------        ---------
           Total deposits              100.00%             100.00%             100.00%             100.00%          100.00%
                                    =========           =========           =========            ========        =========
Average rate paid on
  Interest-bearing deposits                       3.92%               4.26%               4.26%             4.24%            4.42%
                                               =======             =======              ======             =====            =====

     The Company has not utilized brokered deposits. Approximately 87% of its time deposits of $100,000 or more at December 31, 1999 mature in one year or less.

MATURITY OF CERTIFICATES OF DEPOSIT                                  December 31,
$100,000 or More                                                         1999
                                                                -------------------

                                                                   (In thousands)
Three months or less                                                       $114,154
Over three months through six months                                         53,219
Over six months through twelve months                                        57,032
Over twelve months                                                           33,035
                                                                -------------------
     Total                                                                 $257,440
                                                                ===================

     Short-term borrowings, consisting mainly of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $22.1 million at December 31, 1999, compared to $54.8 million at December 31, 1998. In 1998, the Company expanded its correspondent banking activities. The increase in that year in short-term borrowings is due largely to federal funds purchased by correspondent banks. The level of federal funds purchased decreased in 1999.

     In 1995, the Bank became a member of the Federal Home Loan Bank of Topeka, Kansas (the "FHLB") and began borrowing from the FHLB at favorable interest rates. These borrowings are collateralized by a pledge of residential first mortgages. Long-term borrowings increased to $26.4 million in 1999 from $13 million in 1998.

     The Bank is highly liquid. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. Cash flows from operations, investing activities and other funding sources have provided the funds for the increased loan activity.

     The liquidity of BancFirst Corporation is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. During 1999, the Bank paid five common stock dividends totaling $23 million and two preferred stock dividends totaling $1.93 million.

Capital Resources

     Stockholders' equity totaled $165 million at year-end 1999, compared to $202 million at year-end 1998 and $181 million at year-end 1997. The decrease in stockholders' equity in 1999 is primarily the net result of stock repurchases and net earnings retained. Other changes were due to stock option exercises, dividends and the change in the unrealized gain or loss on securities. The increase in 1998 was primarily due to net earnings retained. The Company's average equity capital ratio at year-end 1999 was 8.20%, compared to 9.09% for 1998 and 8.95% for 1997. At December 31, 1999, the Company's leverage ratio was 7.32% and its total risk-based capital ratio was 12.45%, compared to minimum requirements of 3% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels.

     In June 1999, the Company completed a Dutch auction issuer tender offer and purchased 1,186,502 shares of its common stock at the maximum offer price of $38.00 per share. Cash on hand and two borrowings totaling $7.6 million under a line of credit were used to fund the purchase of the stock.

     In November 1999, the Company adopted a new Stock Repurchase Program (the "New SRP") authorizing management to repurchase up to 300,000 shares of the Company's common stock. The New SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the New SRP may be determined by management and must be approved by the Company's Executive Committee. During 1999, the Company purchased and canceled 55,783 shares at an average price of $35.77 per share.

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

     Future dividend payments will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company's ability to pay dividends, Management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2000.

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

     The table below presents the Company's financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 1999.

MARKET RISK
                                   Avg.     Expected Maturity / Principal Repayments at December 31,                    Fair
December 31, 1999                         ------------------------------------------------------------
                                   Rate      2000      2001      2002       2003     2004  Thereafter    Balance        Value
                                  ------  ----------  ----------------------------------------------------------------------------
Interest Sensitive Assets
Loans, net                          9.01%   $561,791  $195,960  $171,463  $141,624  $91,617   $293,026    $1,455,481    $1,452,805
Federal funds sold and interest
 bearing deposits                   5.30      53,381        --        --        --       --         --        53,381        53,381
Securities                          6.12     107,448   142,640   106,058    82,776   72,715     85,078       596,715       595,509
Interest Sensitive  Liabilities
Savings and transaction deposits    2.85     740,122        --        --                                     740,122       740,122
Time deposits                       4.95     757,799    97,534    20,384     3,968    2,758         --       882,443       881,854
Short-term borrowings               5.15      22,091        --        --        --       --         --        22,091        22,091
Long-term borrowings                6.16       3,704     3,704     3,704     4,340    2,777      8,163        26,392        25,562
9.65% Capital Securities            9.79          --        --        --        --       --     25,000        25,000        24,070
Off Balance Sheet Items
Loan commitments                                  --        --        --        --       --         --            --         2,045
Letter of credit                                  --        --        --        --       --         --            --           103


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

  During 1997, the Company commenced a Year 2000 Project to conduct a comprehensive review of its outside data processing services, internal computer systems and other mechanical and computerized equipment. The purpose of the project was to determine and plan for necessary changes to assure that its systems and equipment would function properly in the year 2000. The project also included communications with other parties to determine the extent to which the parties are addressing the issue and the exposure to the Company in the event the parties failed to adequately plan for and resolve the issue.

  The plan developed by the Company consisted of the following five phases:

  1.  Awareness
  2.  Assessment
  3.  Renovation
  4.  Validation
  5.  Implementation


  All five phases of the plan were completed. Testing of mission critical applications was completed in March 1999. An evaluation of Year 2000 credit risk has been completed. Contingency plans were prepared for each mission critical application.

  Since January 1, 2000, the Company has tested its critical systems and the tests have not revealed any year 2000 problems. In addition, the Company's operations have not experienced any year 2000-related problems. The Company will continue to analyze its systems and services that utilize date-embedded codes that may experience operational problems as various functions are utilized, or as other potential problem dates arrive throughout the year. The Company will continue to communicate with third party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, customers and others with which it does business to coordinate year 2000 compliance.

  The total cost of addressing the Year 2000 issue was not material. The Company's core business applications are provided by a data processing company that devoted substantial resources to assuring that the applications were certified as Year 2000 compliant by the end of 1998. Certain of the other systems either have been replaced, or were already going to be replaced with newer technology, and their replacement was not accelerated due the Year 2000 issue. Also, no significant information technology projects were deferred because of the Year 2000 issue.

Future Application Of Accounting Standards

  See Note (1) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Segment Information

  See Note (20) of the Notes to Consolidated Financial Statements for disclosures regarding the Company's operating business segments.

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

                       REPORTS OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BancFirst Corporation:

We have audited the accompanying consolidated balance sheet of BancFirst Corporation and its subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancFirst Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 27, 2000


To the Board of Directors and Stockholders of BancFirst Corporation:

In our opinion, based upon our audits and the report of other auditors, the consolidated balance sheet and the related consolidated statements of income, stockholders' equity and of cash flows as of and for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of BancFirst Corporation and its subsidiaries as of and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of AmQuest Financial Corporation which statements reflect total assets of $577,074,000 at December 31, 1997 and total revenues of $46,350,000 for the year then ended. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for AmQuest Financial Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of BancFirst Corporation for any period subsequent to December 31, 1998.

PRICEWATERHOUSECOOPERS LLP
Oklahoma City, Oklahoma
April 2, 1999


To the Board of Directors and Stockholders of BancFirst Corporation:

We have audited the consolidated statement of financial condition of AmQuest Financial Corp. (an Oklahoma corporation) and its subsidiaries as of December 31, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997, prior to the restatement (and therefore not presented herein) for the pooling-of-interests business combination as discussed in Note 2. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmQuest Financial Corp. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
     January 23, 1998 (except
with respect to the matter
discussed in Note 15, as to
which the date is March 2, 1998)

                             BANCFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                                                       December 31,
                                                                                            --------------------------------
                                                                                                  1999              1998
                                                                                            --------------    --------------
ASSETS
Cash and due from banks                                                                         $  126,691        $  132,286
Interest-bearing deposits with banks                                                                 1,715                11
Federal funds sold                                                                                  51,666           187,369
Securities (market value: $595,509 and $584,650 respectively)                                      596,715           582,649
Loans:
  Total loans (net of unearned interest)                                                         1,455,481         1,338,879
  Allowance for loan losses                                                                        (22,548)          (19,659)
                                                                                            --------------    --------------
Loans, net                                                                                       1,432,933         1,319,220
Premises and equipment, net                                                                         52,467            47,558
Other real estate owned                                                                              1,612             1,057
Intangible assets, net                                                                              24,087            24,095
Accrued interest receivable                                                                         20,771            19,589
Other assets                                                                                        27,150            22,049
                                                                                            --------------    --------------
Total assets                                                                                    $2,335,807        $2,335,883
                                                                                            ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                                           $  460,131        $  463,391
  Interest-bearing                                                                               1,622,565         1,561,409
                                                                                            --------------    --------------
Total deposits                                                                                   2,082,696         2,024,800
Short-term borrowings                                                                               22,091            54,841
Long-term borrowings                                                                                26,392            12,966
9.65% Capital Securities                                                                            25,000            25,000
Accrued interest payable                                                                             8,421             8,315
Other liabilities                                                                                    6,493             8,044
                                                                                            --------------    --------------
Total liabilities                                                                                2,171,093         2,133,966
                                                                                            --------------    --------------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued and outstanding: 8,112,170 and
   9,291,929, respectively)                                                                          8,112             9,292
  Capital surplus                                                                                   46,766            45,148
  Retained earnings                                                                                113,344           142,046
  Accumulated other comprehensive income (loss) net of income tax (expense)
   benefit of $1,636 and ($2,822), respectively                                                     (3,508)            5,431
                                                                                            --------------    --------------
Total stockholders' equity                                                                         164,714           201,917
                                                                                            --------------    --------------
Total liabilities and stockholders' equity                                                      $2,335,807        $2,335,883
                                                                                            ==============    ==============

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands, except per share data)

                                                                         Year Ended December 31,
                                                        -------------------------------------------------------
                                                              1999                1998                1997
                                                        ---------------    ----------------    ----------------
INTEREST INCOME
Loans, including fees                                          $120,974            $121,319            $111,553
Securities:
  Taxable                                                        30,964              32,698              28,730
  Tax-exempt                                                      2,147               2,190               2,314
Federal funds sold                                                5,247               4,828               3,358
Interest-bearing deposits with banks                                 52                   7                   6
                                                        ---------------    ----------------    ----------------
Total interest income                                           159,384             161,042             145,961
                                                        ---------------    ----------------    ----------------
INTEREST EXPENSE
Deposits                                                         60,840              62,946              57,784
Short-term borrowings                                             1,628               2,161               1,094
Long-term borrowings                                              1,234                 734                 648
9.65% Capital Securities                                          2,447               2,449               2,214
                                                        ---------------    ----------------    ----------------
Total interest expense                                           66,149              68,290              61,740
                                                        ---------------    ----------------    ----------------
Net interest income                                              93,235              92,752              84,221
Provision for loan losses                                         2,521               2,211               2,888
                                                        ---------------    ----------------    ----------------
Net interest income after provision
            for loan losses                                      90,714              90,541              81,333
                                                        ---------------    ----------------    ----------------
NONINTEREST INCOME
Service charges on deposits                                      16,453              14,634              13,155
Securities transactions                                             244                  12                   2
Other                                                            12,010               9,373               8,351
                                                        ---------------    ----------------    ----------------
Total noninterest income                                         28,707              24,019              21,508
                                                        ---------------    ----------------    ----------------
NONINTEREST EXPENSE
Salaries and employee benefits                                   45,764              44,360              39,377
Occupancy and fixed assets expense, net                           5,082               5,131               4,541
Depreciation                                                      4,884               4,772               4,185
Amortization                                                      3,643               3,313               2,852
Data processing services                                          2,150               2,176               2,178
Net (income) expense from other real estate owned                   164                (111)                298
Restructuring charges                                                --               1,912                  --
Other                                                            19,766              18,929              18,024
                                                        ---------------    ----------------    ----------------
Total noninterest expense                                        81,453              80,482              71,455
                                                        ---------------    ----------------    ----------------
Income before taxes                                              37,968              34,078              31,386
Income tax expense                                              (14,019)            (12,528)            (10,481)
                                                        ---------------    ----------------    ----------------
Net income                                                       23,949              21,550              20,905
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities                        (8,939)              3,643                 982
                                                        ---------------    ----------------    ----------------
          Comprehensive income                                 $ 15,010            $ 25,193            $ 21,887
                                                        ===============    ================    ================

NET INCOME PER COMMON SHARE
Basic                                                             $2.79               $2.32               $2.26
                                                        ===============    ================    ================
Diluted                                                           $2.75               $2.27               $2.21
                                                        ===============    ================    ================


See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)

                                                                          Year Ended December 31,
                                              ------------------------------------------------------------------------------

                                                         1999                       1998                       1997
                                              -------------------------  -------------------------  ------------------------
                                                 Shares        Amount        Shares       Amount        Shares       Amount
                                              ------------------------------------------------------------------------------
COMMON STOCK
Issued at beginning of year                     9,291,929     $  9,292     9,614,004     $  9,614     9,668,913     $  9,669
Shares issued                                      82,299           82        53,416           53        60,600           61
Shares acquired and canceled                   (1,262,058)      (1,262)     (375,491)        (375)     (115,509)        (116)
                                              -----------  -----------    ----------  -----------     ---------   ----------
Issued at end of year                           8,112,170     $  8,112     9,291,929     $  9,292     9,614,004     $  9,614
                                              ===========  ===========    ==========  ===========     =========   ==========

CAPITAL SURPLUS
Balance at beginning of year                                  $ 45,148                   $ 44,104                   $ 44,275
Common stock issued                                              1,618                      1,090                        991
Treasury stock sold                                                 --                        319                         39
Common stock canceled                                               --                       (365)                    (1,201)
                                                           -----------                -----------                 ----------
Balance at end of year                                        $ 46,766                   $ 45,148                   $ 44,104
                                                           ===========                ===========                 ==========

RETAINED EARNINGS
Balance at beginning of year                                  $142,046                   $131,146                   $116,200
Net income                                                      23,949                     21,550                     20,905
Dividends on common stock ($0.58, $0.50, and                    (4,890)                    (4,200)                    (3,168)
 $0.42 per share, respectively)
Common stock canceled                                          (47,761)                    (6,450)                    (2,791)
                                                           -----------                -----------                 ----------
Balance at end of year                                        $113,344                   $142,046                   $131,146
                                                           ===========                ===========                 ==========

ACCUMULATED OTHER
  COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of year                                  $  5,431                   $  1,788                   $    806
Net change                                                      (8,939)                     3,643                        982
                                                           -----------                -----------                 ----------
Balance at end of year                                        $ (3,508)                  $  5,431                   $  1,788
                                                           ===========                ===========                 ==========

TREASURY STOCK
Balance at beginning of year                           --     $     --       377,129     $ (5,407)      379,346     $ (5,371)
Common stock acquired                                  --           --            --           --         3,431          (67)
Common stock sold                                      --           --       (46,061)         253        (5,648)          31
Common stock canceled                                  --           --      (331,068)       5,154            --           --
                                              -----------  -----------    ----------  -----------     ---------   ----------
Balance at end of year                                 --     $     --            --     $     --       377,129     $ (5,407)
                                              ===========  ===========    ==========  ===========     =========   ==========
Total stockholders' equity                                    $164,714                   $201,917                   $181,245
                                                           ===========                ===========                 ==========


See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                                    December 31,
                                                                  ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                    1999            1998            1997
                                                                  -------------    ------------    ------------
Net income                                                          $    23,949        $  21,550       $  20,905
Adjustments to reconcile to net cash provided by operating
 activities:
  Provision for loan losses                                               2,521           2,211           2,888
  Depreciation and amortization                                           8,527           8,085           7,037
  Net amortization of securities premiums and discounts                     407            (714)           (735)
  Unrealized losses on fixed assets                                          --           1,402              --
  Unrealized losses on other real estate owned                               89             120              73
  Increase in interest receivable                                          (437)         (1,687)           (507)
  Increase (decrease) in interest payable                                  (234)         (2,427)          1,782
  Increase in deferred tax asset                                           (282)           (856)           (923)
  Other, net                                                              5,237          (1,675)         (2,936)
                                                                  -------------    ------------    ------------
          Net cash provided by operating activities                      29,303          26,009          33,456
                                                                  -------------    ------------    ------------

INVESTING ACTIVITIES
Net cash and due from banks provided by (used for) acquisitions           4,158          39,642         (15,237)
 and divestitures
Purchases of securities:
  Held for investment                                                   (36,583)        (24,145)        (42,686)
  Available for sale                                                   (113,123)       (173,296)       (109,303)
Maturities of securities:
  Held for investment                                                    54,842          49,660          45,732
  Available for sale                                                     96,240          99,043          86,856
Proceeds from sales of securities:
  Held for investment                                                       806           1,986             644
  Available for sale                                                         --           9,180             173
Net (increase) decrease in federal funds sold                           135,703        (123,466)         13,384
Purchases of loans                                                      (15,113)         (8,967)         (4,775)
Proceeds from sales of loans                                            146,398         156,946         119,484
Net other increase in loans                                            (195,195)       (165,825)       (206,180)
Purchases of premises and equipment                                      (9,588)         (9,106)         (5,578)
Proceeds from the sale of other real estate owned and repossessed         2,905           2,913           3,749
 assets
Other, net                                                                2,040           2,671          (1,148)
                                                                  -------------    ------------    ------------
          Net cash used for investing activities                         73,490        (142,764)       (112,589)
                                                                  -------------    ------------    ------------

FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits     (21,697)         91,515           5,624
Net increase (decrease) in certificates of deposits                     (13,449)         22,891          53,398
Net increase (decrease) in short-term borrowings                        (32,750)         32,110           2,060
Net increase in long-term borrowings                                     13,426           2,915             415
Issuance of 9.65% Capital Securities                                         --              --          23,972
Issuance of common stock                                                  1,700           1,105             482
Acquisition of common stock                                             (49,023)         (2,036)         (4,175)
Cash dividends paid                                                      (4,890)         (4,013)         (3,045)
                                                                  -------------    ------------    ------------
          Net cash provided by financing activities                    (106,683)        144,487          78,731
                                                                  -------------    ------------    ------------

Net increase (decrease) in cash and due from banks                       (3,890)         27,732            (402)
Cash and due from banks at the beginning of the year                    132,297         104,565         104,967
                                                                  -------------    ------------    ------------
Cash and due from banks at the end of the year                      $   128,406       $ 132,297       $ 104,565
                                                                  =============    ============    ============

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest                              $    66,043       $  64,010       $  61,754
                                                                  =============    ============    ============
Cash paid during the year for income taxes                          $    12,996       $  13,552       $  11,765
                                                                  =============    ============    ============

   See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the "Company") conform to generally accepted accounting principles and general practice within the banking industry. A summary of the significant accounting policies follows.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BancFirst and its subsidiaries, First State Bank for a portion of 1999, and Kingfisher Bank & Trust Co. for 1999 and a portion of 1998. The operating subsidiaries of BancFirst are BancFirst Investment Corporation, Lenders Collection Corporation and Express Financial Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts for 1998 and 1997 have been reclassified to conform with the 1999 presentation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles inherently involves the use of estimates and assumptions, which affect the amounts reported in the financial statements and the related disclosures. These estimates relate principally to the determination of the allowance for loan losses, income taxes and the fair value of financial instruments. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported.

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

                             BANCFIRST CORPORATION

Allowance for Loan Losses

  The allowance for loan losses is increased by annual provisions charged to operating expense and is reduced by net loan charge-offs. The provision for loan losses charged to operating expense is based on past loan loss experience and other factors which, in Management's judgement, deserve current recognition in estimating loan losses. Such other factors considered by Management include evaluations of known problem loans, levels of adversely classified and nonperforming loans, and general economic conditions.

  A loan is considered impaired when it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans are collateral dependent. Accordingly, the amount of impairment is measured based upon the fair value of the underlying collateral and is included in the allowance for loan losses.

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

Other Real Estate Owned

  Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of the book value of the related loan or fair market value based upon appraisals. Losses arising at the time of classification of such properties as other real estate owned are charged directly to the allowance for loan losses. Losses from declines in value of the properties subsequent to classification as other real estate owned are charged directly to operating expense.

Intangible Assets

  Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of the core deposits. The excess of cost over the fair value of assets acquired (goodwill) is amortized on a straight-line basis over fifteen to forty years, depending upon when the goodwill originated. Trademarks are amortized on a straight-line basis over fifteen years.

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

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and its resulting designation. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." This Statement defers the effective date of FASB Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

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

     In October 1998, the Company completed a merger with AmQuest Financial Corp. ("AmQuest") of Duncan, Oklahoma, which had approximately $526,000 in total assets. The merger was effected through the exchange of 2,522,594 shares of BancFirst Corporation common stock for all of the AmQuest common stock outstanding, and was accounted for as a pooling of interests. Accordingly, the consolidated accounts of AmQuest have been combined with the accounts of the Company and are included in the Company's consolidated financial statements for all periods presented. The Company recorded estimated restructuring charges of $1,912 upon consummation of the merger in October 1998. These charges consist of termination benefits of $345 for 37 employees terminated and $1,567 for loss on facilities and other assets to be sold or abandoned. Other merger and conversion related expenses estimated at $1,200 were incurred. Additionally, the Company restated AmQuest's allowance for loan losses to conform to its own methodology; accordingly, the allowance for loan losses was increased by $1,400, which was applied retroactively to prior periods.

     Prior to the merger with BancFirst Corporation, AmQuest had made acquisitions of its own. In March 1996, AmQuest purchased certain assets and assumed certain liabilities of the Anadarko, Oklahoma branch of First Southwest Bank. The net purchase price of $398 resulted in total intangible assets of $81. In April 1997, AmQuest acquired American National Bank of Lawton, which had total assets of approximately $61,000, for cash of $12,073. This resulted in total intangible assets of $4,083. Both of these transactions were accounted for as purchases. Accordingly, the effects of the acquisitions are included in the Company's consolidated financial statements from the dates of the acquisitions forward. The acquisitions did not have a material effect on the results of operations of the Company.

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

                             BANCFIRST CORPORATION

     In February 1999, the Company sold the previously mentioned Anadarko, Oklahoma branch, which had deposits of approximately $15,500. The sale resulted in a pretax gain of approximately $900.

     In December 1999, the Company completed the purchase of certain assets and assumption of certain liabilities of First State Bank of Oklahoma City, Oklahoma. Under the terms of the agreement, the Company organized a new wholly-owned bank under the First State Bank name. The new First State Bank acquired approximately $106,000 of assets, assumed approximately $109,000 of liabilities, and recorded $2,615 of intangible assets. The purchase and assumption was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company's consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of the operations of the Company for 1999.

(3)  DUE FROM BANKS AND FEDERAL FUNDS SOLD

     The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. Also, it sells federal funds to certain of these institutions on an overnight basis. As a result, the Company had concentrations of credit risk in two institutions totaling $62,026 at December 31, 1999 and in four institutions totaling $142,220 at December 31, 1998. These institutions are selected based on the strength of their financial condition and their creditworthiness. No collateral is required on such balances.

     The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or on deposit with the Federal Reserve Bank. The average amount of reserves maintained for each of the years ended December 31, 1999 and 1998 was approximately $34,183 and $29,151, respectively.

(4)  SECURITIES

     The table below summarizes securities held for investment and securities available for sale:

                                                                                December 31,
                                                                         -------------------------
                                                                             1999          1998
                                                                         -----------   -----------

                Held for investment at cost (market value; $128,275 and
                 $132,804, respectively)                                   $129,481      $130,803
                Available for sale, at market value                         467,234       451,846
                                                                         -----------   -----------
                         Total                                             $596,715      $582,649
                                                                         ===========   ===========

                             BANCFIRST CORPORATION

The table below summarizes the amortized cost and estimated market values of securities held for investment:

                                                                               Gross                Gross           Estimated
                                                         Amortized          Unrealized           Unrealized           Market
                                                           Cost                Gains               Losses             Value
                                                     ---------------   -------------------   ----------------    --------------
December 31, 1999
U.S. Treasury                                               $  7,880                $   --            $  (106)         $  7,774
Other federal agencies                                        18,218                    --                (49)           18,169
Mortgage backed securities                                    53,466                   191               (512)           53,145
States and political subdivisions                             49,917                   239               (969)           49,187
Other securities                                                  --                    --                 --                --
                                                     ---------------   -------------------   ----------------    --------------
      Total                                                 $129,481                $  430            $(1,636)         $128,275
                                                     ===============   ===================   ================    ==============
December 31, 1998
U.S. Treasury                                               $ 24,513                $   74            $   (28)         $ 24,559
Other federal agencies                                         5,042                    48                 --             5,090
Mortgage backed securities                                    57,965                   908               (207)           58,666
States and political subdivisions                             43,283                 1,227                (21)           44,489
Other securities                                                  --                    --                 --                --
                                                     ---------------   -------------------   ----------------    --------------
      Total                                                 $130,803                $2,257            $  (256)         $132,804
                                                     ===============   ===================   ================    ==============

     The table below summarizes the amortized cost and estimated market values of securities available for sale:

                                                                           Gross               Gross            Estimated
                                                        Amortized        Unrealized          Unrealized          Market
                                                          Cost             Gains               Losses             Value
                                                     -------------   ----------------   -----------------    -------------
December 31, 1999
U.S. Treasury                                             $203,279             $  150             $(1,246)        $202,183
Other federal agencies                                     226,794                 24              (5,406)         221,412
Mortgage backed securities                                  25,917                138                (182)          25,873
States and political subdivisions                            2,860                 10                  (9)           2,861
Other securities                                            13,528              1,377                  --           14,905
                                                     -------------   ----------------   -----------------    -------------
      Total                                               $472,378             $1,699             $(6,843)        $467,234
                                                     =============   ================   =================    =============
December 31, 1998
U.S. Treasury                                             $267,040             $6,549             $    (7)        $273,582
Other federal agencies                                     121,936              1,777                (359)         123,354
Mortgage backed securities                                  41,734                398                (133)          41,999
States and political subdivisions                            2,471                 32                  (4)           2,499
Other securities                                            10,412                 --                  --           10,412
                                                     -------------   ----------------   -----------------    -------------
      Total                                               $443,593             $8,756             $  (503)        $451,846
                                                     =============   ================   =================    =============

                             BANCFIRST CORPORATION

     The maturities of securities held for investment and available for sale are summarized below. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral.

                                                                                 December 31,
                                                      -----------------------------------------------------------------
                                                                    1999                              1998
                                                      -------------------------------   -------------------------------
                                                         Amortized        Estimated        Amortized        Estimated
                                                            Cost            Market            Cost            Market
                                                                            Value                             Value
                                                      --------------   --------------   --------------   --------------
          Held for Investment
          Contractual maturity of debt securities:
            Within one year                                 $ 18,097         $ 18,017         $ 34,155         $ 34,315
            After one year but within five years              57,079           56,643           69,226           70,121
            After five years but within ten years             45,206           44,766           18,726           19,426
            After ten years                                    9,099            8,849            8,696            8,942
                                                      --------------   --------------   --------------   --------------
                Total                                       $129,481         $128,275         $130,803         $132,804
                                                      ==============   ==============   ==============   ==============

          Available for Sale
          Contractual maturity of debt securities:
            Within one year                                 $ 89,430         $ 89,351         $ 97,990         $ 98,560
            After one year but within five years             353,539          347,110          322,347          329,994
            After five years but within ten years             11,363           11,382            9,247            9,320
            After ten years                                    4,525            4,494            3,597            3,560
                                                      --------------   --------------   --------------   --------------
                Total debt securities                        458,857          452,337          433,181          441,434
          Equity securities                                   13,521           14,897           10,412           10,412
                                                      --------------   --------------   --------------   --------------
                Total                                       $472,378         $467,234         $443,593         $451,846
                                                      ==============   ==============   ==============   ==============

     Sales of securities are summarized below:

                                                                 Year Ended December 31,
                                                       -----------------------------------------
                                                            1999           1998          1997
                                                       -------------   -----------   -----------
                             Proceeds                  $   468         $   11,166     $    817
                             Gross gains realized          244                 12            2
                             Gross losses realized          --                 --           --

     Securities having book values of $463,025, $359,000 and $279,513 at December 31, 1999, 1998 and 1997, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

                             BANCFIRST CORPORATION

(5)  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a schedule of loans outstanding by category:

                                                                        December 31, 1999                December 31, 1998
                                                                  ---------------------------      ---------------------------
                                                                      Amount          Percent          Amount          Percent
                                                                  -------------    ----------      -------------    ----------
         Commercial and industrial                                  $  343,304         23.59%        $  274,497         20.50%
         Agriculture                                                    57,447          3.95             62,655          4.68
         State and political subdivisions:
           Taxable                                                       1,641          0.11                822          0.06
           Tax-exempt                                                   14,428          0.99              6,370          0.48
         Real Estate:
           Construction                                                 85,634          5.88             75,907          5.67
           Farmland                                                     38,419          2.64             39,500          2.95
           One to four family residences                               331,742         22.79            318,882         23.82
           Multifamily residential properties                           21,517          1.48             19,412          1.45
           Commercial                                                  293,160         20.14            285,654         21.33
         Consumer                                                      251,593         17.29            238,302         17.80
         Other                                                          16,596          1.14             16,878          1.26
                                                                 -------------    ----------      -------------    ----------
         Total loans                                                $1,455,481        100.00%        $1,338,879        100.00%
                                                                 =============    ==========      =============    ==========

     The Company's loans are mostly to customers within Oklahoma and over half of the loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained to secure loans are based upon the Company's underwriting standards and management's credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company's interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral. The amount of estimated loss due to credit risk in the Company's loan portfolio is provided for in the allowance for loan losses. The amount of the allowance required to provide for all existing losses in the loan portfolio is an estimate based upon evaluations of loans, appraisals of collateral and other estimates which are subject to rapid change due to changing economic conditions and the economic prospects of borrowers. It is reasonably possible that a material change could occur in the estimated allowance for loan losses in the near term.

                             BANCFIRST CORPORATION

     Changes in the allowance for loan losses are summarized as follows:

                                                                                    Year Ended December 31,
                                                                          -----------------------------------------
                                                                               1999           1998           1997
                                                                          -----------    -----------    -----------
         Balance at beginning of year                                        $19,659        $17,458        $16,569
                                                                         -----------    -----------    -----------
         Charge-offs                                                          (3,101)        (3,177)        (3,169)
         Recoveries                                                              969          1,326            862
                                                                         -----------    -----------    -----------
              Net charge-offs                                                 (2,132)        (1,851)        (2,307)
                                                                         -----------    -----------    -----------
         Provisions charged to operations                                      2,521          2,211          2,888
         Additions from acquisitions                                           2,500          1,841            308
                                                                         -----------    -----------    -----------
              Total additions                                                  5,021          4,052          3,196
                                                                         -----------    -----------    -----------
         Balance at end of year                                              $22,548        $19,659        $17,458
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

                                       Balance                                        Balance
          Year Ended              Beginning of                      Collections/      End of
         December 31,                   Year           Additions    Terminations       Year
        --------------           --------------       -----------  --------------    ---------
            1997                       $ 12,012          $ 14,864       $  (6,969)    $ 19,907
            1998                       $ 19,907          $  3,303       $ (13,491)    $  9,719
            1999                       $  9,719          $  1,616       $  (5,436)    $  5,899

     Below is a summary of impaired loans and the amounts included in the allowance for loan losses for impaired loans. No material amounts of interest income were collected on nonaccrual loans for 1999 or 1998.

                                                    Year Ended
                                                   December 31,
                                                ---------------------
                                                  1999        1998
                                                ---------   ---------
         Allowance for loss on impaired loans     $2,312      $1,944
         Recorded balance of impaired loans       9,057       8,978

                             BANCFIRST CORPORATION

(6)  PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment by classification:

                                                                         December 31,
                                                                   ----------------------
                                                                       1999         1998
                                                                   ----------   ----------
         Land                                                      $   11,816    $   10,882
         Buildings                                                     50,649        45,038
         Furniture, fixtures and equipment                             31,309        30,864
         Accumulated depreciation                                     (41,307)      (39,226)
                                                                   ----------    ----------
              Total                                                $   52,467    $   47,558
                                                                   ==========    ==========

(7)  INTANGIBLE ASSETS

     The following is a summary of intangible assets, net of accumulated amortization:


                                                                         December 31,
                                                                   ----------------------
                                                                       1999         1998
                                                                   ----------   ----------
         Excess of cost over fair value of assets acquired         $   21,681   $   21,533
         Core deposit intangibles                                       2,401        2,555
         Trademarks                                                         5            7
                                                                   ----------   ----------
              Total                                                $   24,087   $   24,095
                                                                   ==========   ==========

(8)  TIME DEPOSITS

     Certificates of deposit in denominations of $100 or more totaled $257,440 and $226,629 at December 31, 1999 and 1998, respectively. At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:


                      2000                    $   757,799
                      2001                         97,534
                      2002                         20,384
                      2003                          3,968
                      2004 and thereafter           2,758
                                              -----------
                               Total          $   882,443
                                              ===========

(9)  SHORT-TERM BORROWINGS

     The following is a summary of short-term borrowings:

                                                      December 31,
                                              -------------------------
                                                 1999           1998
                                               ----------     ----------
         Federal funds purchased               $   12,798     $   45,065
         Repurchase agreements                      6,293          9,737
         TT&L note                                     --             39
         Notes payable                              3,000             --
                                               ----------     ----------
              Total                            $   22,091     $   54,841
                                               ==========     ==========
         Weighted average interest rate              5.15%          4.49%
                                               ==========     ==========

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

     The notes payable at December 31, 1999 consisted of two advances on a $12,000 revolving line of credit with another bank, that were paid in January 2000. Advances under the line of credit bear interest at one of three specified rates, at the option of the Company. Interest is due quarterly and at maturity, or at the end of various interest periods which may be selected by the Company. Any outstanding principal is due at the maturity of the note in April 2000. The note may be renewed annually.

(10) LONG-TERM BORROWINGS

     The Company borrows under a line of credit from the Federal Home Loan Bank of Topeka, Kansas in order to match-fund certain long-term fixed rate loans. Such advances are at rates of from 4.86% to 7.26% and mature from 2003 through 2014. Interest payments on the advances are due monthly. Semiannual principal payments on the advances total $1,852 per year. Residential first mortgages are pledged as collateral for the borrowings under the line of credit.

(11) 9.65% CAPITAL SECURITIES

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

                             BANCFIRST CORPORATION

(12) INCOME TAXES

     The components of the Company's income tax expense are as follows:

                                                 Year Ended December 31,
                                      -----------------------------------------
                                          1999           1998           1997
                                      -----------    -----------    -----------
         Current taxes: Federal       $   (12,748)   $   (11,718)   $   (10,574)
                         State             (1,735)        (1,433)          (839)
         Deferred taxes                       464            623            932
                                      -----------    -----------    -----------
           Total income taxes         $   (14,019)   $   (12,528)   $   (10,481)
                                      ===========    ===========    ===========

     Income tax expense applicable to securities transactions approximated $86, $4 and $1 for the years ended December 31, 1999, 1998 and 1997, respectively.

     At December 31, 1999, the Company had net operating loss carryforwards for tax purposes of approximately $205. If not utilized, the tax net operating loss carryforwards will expire as follows: $109 in 2001, and $96 in 2004.

     A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes follows:

                                                                                      Year Ended December 31,
                                                                            -----------------------------------------
                                                                                 1999           1998           1997
                                                                            -----------    -----------    -----------
          Tax expense at the federal statutory tax rate                        $(13,289)      $(11,927)      $(10,901)
          (Increase) decrease in tax expense from:
            Tax-exempt income, net                                                1,033            976            983
            Excess cost amortization                                               (851)          (710)          (752)
            State tax expense, net of federal tax benefit                        (1,078)          (898)          (758)
            Other, net                                                              166             31            947
                                                                            -----------    -----------    -----------
                    Total tax expense                                          $(14,019)      $(12,528)      $(10,481)
                                                                            ===========    ===========    ===========


                             BANCFIRST CORPORATION

     The net deferred tax asset consisted of the following:

                                                                                 December 31,
                                                                        ----------------------------
                                                                            1999            1998
                                                                        ------------    ------------
         Provision for loan losses                                      $      6,726    $      6,199
         Unrealized net loss on securities available for sale                  1,800              --
         Discount on securities of banks acquired                                 --             116
         Write-downs of other real estate owned                                   37             108
         Net operating loss carryforwards                                        185             272
         Deferred compensation                                                   681             653
         Other                                                                   122             514
                                                                        ------------    ------------
         Gross deferred tax assets                                             9,551           7,862
                                                                        ------------    ------------
         Unrealized net gain on securities available for sale                     --          (2,942)
         Depreciation                                                         (2,282)         (2,692)
         Other                                                                  (578)           (561)
                                                                        ------------    ------------
         Gross deferred tax liabilities                                       (2,860)         (6,195)
                                                                        ------------    ------------
         Net deferred tax asset                                         $      6,691    $      1,667
                                                                        ============    ============

(13) EMPLOYEE BENEFITS

     In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the "ESOP") effective January 1, 1985. The ESOP covers all eligible employees, as defined in the ESOP, of the Company and its subsidiaries. The ESOP allows employees to defer up to 12% of their base salary, of which the Company may match 50%, but not to exceed 3% of their base salary. In addition, the Company may make discretionary contributions to the ESOP, as determined by the Company's Board of Directors. The aggregate amounts of contributions by the Company to the ESOP for the years ended December 31, 1999, 1998 and 1997, were approximately $1,980, $1,000 and $1,050, respectively.

     Both Lawton Security Bancshares and AmQuest had Section 401(k) plans. These plans were merged into the ESOP effective January 1, 1999. Contributions to these plans totaled $576 and $545 for the years ended December 31, 1998 and 1997.

     BancFirst Corporation also adopted a nonqualified incentive stock option plan (the "BancFirst ISOP") in May 1986. In 1998, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 850,000. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 1999 will become exercisable through the year 2006. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

     In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors' Stock Option Plan (the "BancFirst Directors' Stock Option Plan"). A total of 75,000 shares may be issued under the plan. Each non-employee director is granted an option for 5,000 shares. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 1999 will become exercisable through the year 2003. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for the BancFirst ISOP and the BancFirst Directors' Stock Option Plan. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") was issued in 1995 which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of these plans. Adoption of the cost recognition provisions of FAS 123 is optional and the Company has elected to not adopt such provisions. However, pro forma disclosures as if the Company adopted the cost recognition provisions of FAS 123 in 1995 are required and are presented below. A summary of the options granted under both the BancFirst ISOP and the BancFirst Directors' Stock Option Plan is as follows:

                             BANCFIRST CORPORATION

                                                                               Year Ended December 31,
                                                          ---------------------------------------------------------------
                                                                   1999                  1998                 1997
                                                          --------------------   ------------------   -------------------
                                                                         Avg.                           Avg.         Avg.
                                                          Options       Price    Options      Price   Options       Price
                                                         ---------    --------   --------   -------   ---------   -------
     Outstanding at beginning of year                      494,125     $ 21.73    449,625    $ 17.14    501,750    $ 12.39
     Options granted                                       121,000       33.86    113,000      34.22     88,500      30.99
     Options exercised or repurchased                      (70,933)       6.85    (47,750)      7.63   (123,125)      6.87
     Options canceled                                      (10,500)      24.93    (20,750)     26.19    (17,500)     19.92
                                                         ---------              ---------             ---------
     Outstanding at end of year                            533,692       26.27    494,125      21.73    449,625      17.14
                                                         =========              =========             =========
     Exercisable at end of year                            114,692       14.89    134,250      10.28    133,625       8.19
                                                         =========              =========             =========
     Weighted average fair value of options granted     $    14.24                 $15.36             $   10.16
                                                        ==========              =========             =========

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: a dividend yield of from 1.5% to 2.0%; risk-free interest rates are different for each grant and range from 4.98% to 7.74%; the expected lives of the options are from five to ten years; and volatility of the Company's stock price is from 17.77% to 33.93% for all grants.

     A summary of options outstanding under the BancFirst ISOP and the BancFirst Directors' Stock Option Plan as of December 31, 1999 is as follows:

                                Options Outstanding                                      Options Exercisable
         -----------------------------------------------------------------    ------------------------------------------------
                                                             Wgtd. Avg.
                                                             Remaining         Wgtd. Avg.                          Wgtd. Avg.
             Range of                       Number           Contractual         Exercise           Number           Exercise
          Exercise Prices                Outstanding        Life in Years         Price          Exercisable          Price
         -----------------              -------------      ---------------    ------------      -------------    -------------
          $ 6.00 to $10.00                  51,674              2.93             $ 7.31            51,674            $ 7.31
          $12.88 to $18.63                  67,018              5.68             $15.48            25,518            $15.19
          $20.00 to $40.00                 415,000             12.95             $30.37            37,500            $25.12
                                        -------------                                           -------------
          $ 6.00 to $40.00                 533,692             11.06             $26.26           114,692            $14.89
                                        =============                                           =============

     The pro forma effect as if the Company had adopted the cost recognition provisions of FAS 123 is as follows:

                                                                    Year Ended December 31,
                          ---------------------------------------------------------------------------------------------------------
                                         1999                                1998                                1997
                          ---------------------------------   ---------------------------------   ---------------------------------
                                 As                                  As                                  As
                              Reported          Pro Forma         Reported          Pro Forma         Reported          Pro Forma
                          ---------------   ---------------   ---------------   ---------------   ---------------   ---------------
APB 25 charge               $    --     $          --     $          --     $          --     $          --     $          --
FAS 123 charge              $    --           $   609           $    --           $   186           $    --           $    95
Net income                  $23,949           $23,340           $21,550           $21,364           $20,905           $20,810
Net income per share:
   Basic                    $  2.79           $  2.72           $  2.32           $  2.30           $  2.26           $  2.25
   Diluted                  $  2.75           $  2.68           $  2.27           $  2.25           $  2.21           $  2.20

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

                                                                          Year Ended December 31,
                                            --------------------------------------------------------------------------
                                                     1999                         1998                        1997
                                         ---------------------------    -------------------------    ------------------------
                                                               Avg.                         Avg.                        Avg.
                                           Options            Price       Options          Price       Options         Price
                                         ------------       --------    -----------      --------    ----------      ---------
     Outstanding at beginning of year          73,885         $14.58        123,590        $13.54       132,420        $13.39
     Options granted                               --             --             --            --            --            --
     Options exercised or repurchased         (33,668)         12.64        (47,784)        11.83        (2,969)         6.84
     Options canceled                              --             --         (1,921)        15.73        (5,861)        13.62
                                         ------------                   -----------                  ----------
     Outstanding at end of year                40,217          16.21         73,885         14.58       123,590         13.54
                                         ============                   ===========                  ==========

     A summary of options outstanding under the AmQuest Employees Stock Option Plans as of December 31, 1999 is as follows:

                            Options Outstanding and Exercisable
        ------------------------------------------------------------------------
                                                     Wgtd. Avg.
                                                    Remaining         Wgtd. Avg.
            Range of               Number          Contractual         Exercise
         Exercise Prices         Outstanding           Life             Price
        -----------------       -------------     -------------      -----------
        $10.69 to $17.05           40,217              6.55            $16.21

     AmQuest's other stock option plan was for non-employee directors (the "AmQuest Directors' Stock Option Plan"). The AmQuest Directors Stock Option Plan was authorized to issue up to 118,755 shares and the options were fully exercisable when granted. A summary of the options granted under the AmQuest Directors Stock Option Plan is as follows:

                                                                            Year Ended December 31,
                                              ----------------------------------------------------------------------------------
                                                        1999                         1998                        1997
                                              -------------------------    -------------------------    ------------------------
                                                                 Avg.                         Avg.                        Avg.
                                                  Options        Price        Options         Price        Options        Price
                                              ------------    ---------    -----------     ---------    ----------     ---------
     Outstanding at beginning of year                8,719       $17.19         26,539        $17.10        18,459        $15.19
     Options granted                                    --           --             --            --        10,933         20.62
     Options exercised or repurchased               (2,696)       16.73        (17,820)        17.05        (2,615)        18.30
     Options canceled                                   --           --             --            --          (238)        17.05
                                              ------------                 -----------                  ----------
     Outstanding at end of year                      6,023        17.40          8,719         17.19        26,539         17.10
                                              ============                 ===========                  ==========

                             BANCFIRST CORPORATION

     A summary of options outstanding under the AmQuest Directors Stock Option Plan as of December 31, 1999 is as follows:

                            Options Outstanding and Exercisable
        ------------------------------------------------------------------------
                                                     Wgtd. Avg.
                                                    Remaining         Wgtd. Avg.
            Range of               Number          Contractual         Exercise
         Exercise Prices         Outstanding           Life             Price
        -----------------       -------------     -------------      -----------
         $13.58 to $20.84           6,023              6.55            $17.40


     In May 1999, the Company adopted the BancFirst Corporation Directors' Deferred Stock Compensation Plan (the "Deferred Stock Compensation Plan"). Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company's stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. A total of 20,000 shares are authorized to be issued under the plan. At December 31, 1999, there were 719 stock units accumulated with an average price of $32.63.

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

           (c) Common stock: $1.00 par value; 15,000,000 shares authorized. At December 31, 1999 and 1998, there were 8,112,170 shares, and 9,291,929 shares issued and outstanding, respectively.

     In March 1995, the Company adopted a Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 200,000 shares of the Company's common stock. In 1997 the SRP was amended to increase the shares authorized to be repurchased to 350,000. The SRP was to be used for purchases of stock by the Company's ESOP, and could also be used to enhance earnings per share, provide stock for the exercise of stock options under the Company's ISOP or to provide additional market liquidity for the stock. During 1997, the Company purchased and canceled 37,900 shares and the ESOP purchased 20,000 shares. The SRP was terminated in April 1998.

     In June 1999, the Company completed a Dutch auction issuer tender offer and purchased 1,186,502 shares of its common stock at the maximum offer price of $38.00 per share. Cash on hand and two borrowings totaling $7,600 under a line of credit were used to fund the purchase of the stock.

                             BANCFIRST CORPORATION

     In November 1999, the Company adopted a new Stock Repurchase Program (the "New SRP") authorizing management to repurchase up to 300,000 shares of the Company's common stock. The New SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the New SRP may be determined by management and must be approved by the Company's Executive Committee. During 1999, the Company purchased and canceled 55,783 shares at an average price of $35.77 per share.

     BancFirst Corporation's ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At December 31, 1999, approximately $10,848 of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

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

                                                           December 31,
                                                   ---------------------------
                                     Minimum
                                     Required         1999            1998
                                    ----------     ------------    -----------
           Tier 1 capital                           $  169,135      $ 197,390
           Total capital                            $  188,753      $ 214,656
           Leverage ratio              3.00%              7.32%          8.54%
           Tier 1 capital ratio        4.00%             11.15%         14.31%
           Total capital ratio         8.00%             12.45%         15.57%

     To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of December 31, 1999 and 1998, BancFirst was considered to be "well capitalized". There are no conditions or events since the most recent notification of BancFirst's capital category that management believes would change its category.

                             BANCFIRST CORPORATION

(15) NET INCOME PER COMMON SHARE

     Basic and diluted net income per common share are calculated as follows:

                                                                        Income               Shares            Per Share
                                                                      (Numerator)         (Denominator)          Amount
                                                                  -----------------    -----------------     ---------------
          Year Ended December 31, 1999
         -----------------------------
         Basic

         Income available to common stockholders                  $          23,949            8,590,613     $          2.79
                                                                                                             ===============
         Effect of stock options                                                 --              109,112
                                                                  -----------------    -----------------
         Diluted
         Income available to common stockholders
           plus assumed exercises of stock options                $          23,949            8,699,725     $          2.75
                                                                  =================    =================     ===============

         Year Ended December 31, 1998
         -----------------------------
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

         Year Ended December 31, 1997
         -----------------------------
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

                                                    Average Exercise
                                                           Price
                                      Shares

                                   -------------   -------------------
              December 31, 1999       146,000           $  34.43
              December 31, 1998            --           $     --
              December 31, 1997        41,500           $  32.77

                             BANCFIRST CORPORATION

(16) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

                                       BALANCE SHEET
                                                                                                     December 31,

ASSETS                                                                                          1999             1998
                                                                                           -------------   ---------------
Cash                                                                                          $    2,957          $ 19,691
Securities                                                                                         2,550             2,000
Loans (net of unearned interest)                                                                   1,103             3,744
Investment in subsidiaries, at equity                                                            178,756           193,779
Intangible assets                                                                                  3,295             4,184
Other assets                                                                                       6,465             5,833
                                                                                           -------------   ---------------
     Total assets                                                                             $  195,126          $229,231
                                                                                           =============   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                                             $    2,412          $  2,314
Notes payable                                                                                      3,000                --
9.65% Capital Securities                                                                          25,000            25,000
Stockholders' equity                                                                             164,714           201,917
                                                                                           -------------   ---------------
     Total liabilities and stockholders' equity                                               $  195,126          $229,231
                                                                                           =============   ===============


                              STATEMENT OF INCOME

                                                                                          Year Ended December 31,
                                                                                ------------------------------------------
                                                                                   1999         1998           1997
                                                                                -----------   ----------   ---------------
OPERATING INCOME
Dividends from subsidiaries                                                         $18,624      $17,246          $ 17,754
Interest:
 Loans                                                                                  284          534               824
 Securities                                                                             279          325               119
 Interest-bearing deposits                                                              458          659               483
Other                                                                                   164          339               514
                                                                                -----------   ----------   ---------------
  Total operating income                                                             19,809       19,103            19,694
                                                                                -----------   ----------   ---------------

OPERATING EXPENSE
Interest                                                                              2,698        2,495             2,327
Amortization                                                                          1,079        1,084             1,130
Other                                                                                    68        1,913             1,322
                                                                                -----------   ----------   ---------------
  Total operating expense                                                             3,845        5,492             4,779
                                                                                -----------   ----------   ---------------

Income before income taxes and equity in undistributed earnings of subsidiaries      15,964       13,611            14,915
Allocated income tax benefit                                                            785          811             1,250
                                                                                -----------   ----------   ---------------

Income before equity in undistributed earnings of subsidiaries                       16,749       14,422            16,165
Equity in undistributed earnings of subsidiaries                                      7,200        7,128             4,740
                                                                                -----------   ----------   ---------------
  Net income                                                                        $23,949      $21,550          $ 20,905
                                                                                ===========   ==========   ===============

                             BANCFIRST CORPORATION

                            STATEMENT OF CASH FLOWS

                                                                                               Year Ended December 31,

                                                                                         1999           1998           1997
                                                                                     ----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                             $ 23,949       $ 21,550       $ 20,905
Adjustments to reconcile to net cash provided (used) by operating activities:
  Depreciation and amortization                                                           1,094          1,122          1,225
  Net income of subsidiaries                                                            (25,824)       (24,374)       (22,494)
  Increase in dividends receivable                                                         (719)            --           (965)
  Other, net                                                                               (325)           840          3,056
                                                                                     ----------    -----------    -----------
          Net cash provided (used) by operating activities                               (1,825)          (862)         1,727
                                                                                     ----------    -----------    -----------
INVESTING ACTIVITIES
Cash dividends received from subsidiaries                                                18,624         16,281         16,789
Purchases of stock of subsidiaries                                                           --             --        (29,015)
Sale of stock of subsidiaries                                                            13,757          9,356             --
Net cash from acquisitions and mergers                                                       --        (13,537)            --
Purchases of securities                                                                  (2,550)            --             --
Proceeds from maturities of securities                                                    2,000             --             --
Net other decrease in loans                                                               2,641          1,205          1,630
Other, net                                                                                 (168)            --              2
                                                                                     ----------    -----------    -----------
          Net cash provided (used) by investing activities                               34,304         13,305        (10,594)
                                                                                     ----------    -----------    -----------
FINANCING ACTIVITIES
Issuance of common stock                                                                  1,700          1,715            482
Issuance of 9.65% Capital Securities                                                         --             --         23,972
Payments on notes payable                                                                 3,000         (1,930)            --
Purchases of common stock                                                               (49,023)        (2,036)        (4,175)
Cash dividends paid                                                                      (4,890)        (4,200)        (3,045)
                                                                                     ----------    -----------    -----------
          Net cash provided (used) by financing activities                              (49,213)        (6,451)        17,234
                                                                                     ----------    -----------    -----------
Net increase (decrease) in cash                                                         (16,734)         5,992          8,367
Cash at the beginning of the year                                                        19,691         13,699          5,332
                                                                                     ----------    -----------    -----------
Cash at the end of the year                                                            $  2,957       $ 19,691       $ 13,699
                                                                                     ==========    ===========    ===========
SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest                                                 $  2,698       $  2,495       $  1,201
Cash received during the year for income taxes, net                                    $ (2,195)      $   (858)      $ (1,529)
                                                                                     ==========    ===========    ===========

                             BANCFIRST CORPORATION

(17) RELATED PARTY TRANSACTIONS

     The Company purchases supplies, furniture and equipment from an affiliated company. During the years ended December 31, 1999, 1998 and 1997, such purchases totaled $109, $237 and $114, respectively.

     The Company also sells credit life and credit accident and health insurance policies for an affiliated insurance company. The Company retains a 40% commission for such sales, which is the maximum amount permitted by law. Net premiums paid to the affiliated insurance company for the years ended December 31, 1999, 1998 and 1997 were $880, $706 and $645, respectively.

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

                                                    December 31,
                                     -----------------------------------------
                                         1999           1998           1997
                                     -----------    -----------    -----------
            Loan commitments         $309,777       $309,163       $240,353
            Letters of credit          13,750         15,383         16,131

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

The future minimum rental payments under these leases are as follows:

                             BANCFIRST CORPORATION

                     Year Ending December 31:
                     2000                           $1,011
                     2001                              906
                     2002                              708
                     2003                              620
                     2004                              397
                     Later years                     3,703
                                                    ------
                     Total                          $7,345
                                                    ------


     Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $1,100, $1,065 and $899 during 1999, 1998 and 1997, respectively.

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

     The estimated fair values of the Company's financial instruments are as follows:

                                                                                           December 31,
                                                                   ----------------------------------------------------------
                                                                        1999                           1998
                                                                   ----------------------------   ---------------------------
                                                                      Carrying       Fair Value      Carrying         Fair
                                                                       Amount                         Amount          Value
                                                                   ------------    ------------   ------------    -----------
     FINANCIAL ASSETS
     Cash and due from banks                                         $  126,691      $  126,691     $  132,286     $  132,286
     Federal funds sold, and interest-bearing deposits                   53,381          53,381        187,380        187,380
     Securities                                                         596,715         595,509        582,649        584,650
     Loans:
       Loans (net of unearned interest)                               1,455,481                      1,338,879
       Allowance for loan losses                                        (22,548)                       (19,659)
                                                                   ------------                   ------------
       Loans, net                                                     1,432,933       1,430,257      1,319,220      1,327,124
     FINANCIAL LIABILITIES
     Deposits                                                         2,082,696       2,082,107      2,024,800      2,026,481
     Short-term borrowings                                               22,091          22,091         54,841         54,841
     Long-term borrowings                                                26,392          25,562         12,966         13,062
     9.65% Capital Securities                                            25,000          24,070         25,000         25,993
     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
     Loan commitments                                                                     2,045                         2,040
     Letters of credit                                                                      103                           113

                             BANCFIRST CORPORATION

(20) SEGMENT INFORMATION

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

                                                            Other       Executive,
                               Metropolitan   Community   Financial     Operations
                                   Banks       Banks      Services      & Support     Eliminations   Consolidated

 December 31, 1999
 Net interest income          $  23,462      $    68,044   $   4,655     $  (2,918)     $      (8)   $    93,235
  (expense)
 Provision for loan losses          807            1,509         127            78             --          2,521
 Noninterest income               4,561           16,066       5,498        28,491        (25,909)        28,707
 Depreciation and                 1,906            3,902         313         2,407            (1 )         8,527
  amortization
 Other expenses                  15,133           41,756       6,884         9,291           (138)        72,926
                              ---------      -----------   ---------     ---------                   -----------
 Income before taxes          $  10,177      $    36,943   $   2,829     $  13,797        (25,778)   $    37,968
                              =========      ===========   =========     =========                   ===========
 Total Assets                 $ 699,100      $ 1,644,878   $ 103,630     $  79,379       (191,180)   $ 2,335,807
                              =========      ===========   =========     =========                   ===========
 Capital expenditures         $   1,325      $     4,857   $     132     $   2,237             --    $     8,551
                              =========      ===========   =========     =========                   ===========
 December 31, 1998
 Net interest income          $  19,969      $    70,034   $   4,127     $  (1,271)     $    (107)   $    92,752
  (expense)
 Provision for loan losses          607            1,450         239           (85)            --          2,211
 Noninterest income               3,613           15,844       3,575        27,039        (26,052)        24,019
 Depreciation and                 1,789            3,633         250         2,413             --          8,085
  amortization
 Merger related costs                --               --          --         3,134             --          3,134
 Other expenses                  13,199           43,861       4,850         8,644         (1,291)        69,263
                              ---------      -----------   ---------     ---------                   -----------
 Income before taxes          $   7,987      $    36,934   $   2,363     $  11,662        (24,868)   $    34,078
                              =========      ===========   =========     =========                   ===========
 Total Assets                 $ 486,965      $ 1,731,606   $ 107,665     $ 227,269       (217,622)   $ 2,335,883
                              =========      ===========   =========     =========                   ===========
 Capital expenditures         $   2,951      $     4,500   $     606     $   1,049             --    $     9,106
                              =========      ===========   =========     =========                   ===========
 December 31, 1997
 Net interest income          $  16,316      $    66,535   $   2,484     $  (1,075)     $     (39)   $    84,221
  (expense)
 Provision for loan losses          224            2,577          87            --             --          2,888
 Noninterest income               3,274           14,093       2,976        23,756        (22,591)        21,508
 Depreciation and                 1,594            3,020         158         2,328            (63)         7,037
  amortization
 Other expenses                  10,372           42,938       4,497         7,595           (984)        64,418
                              ---------      -----------   ---------     ---------                   -----------
 Income before taxes          $   7,400      $    32,093   $     718     $  12,758        (21,583)   $    31,386
                              =========      ===========   =========     =========                   ===========
 Total Assets                 $ 408,613      $ 1,569,414   $  91,698     $ 152,663       (205,925)   $ 2,016,463
                              =========      ===========   =========     =========                   ===========
 Capital expenditures         $   1,029      $     2,953   $      96     $   1,500             --    $     5,578
                              =========      ===========   =========     =========                   ===========

                             BANCFIRST CORPORATION

     The financial information for each business unit is presented on the basis used internally by management to evaluate performance and allocate resources. The Company utilizes a transfer pricing system to allocate the benefit or cost of funds provided or used by the various business units. Certain services provided by the support group to other business units, such as item processing, are allocated rates approximating the cost of providing the services. Eliminations are adjustments to consolidate the business units and companies. In 1998, the costs related to the AmQuest merger were segregated because of their impact on the results of executive, operations and support. Capital expenditures are generally charged to the business unit using the asset.

(21) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the unaudited quarterly results of operations for the years ended December 31, 1999 and 1998 is as follows:


                                                                              Quarter
                                                       -------------------------------------------------
         1999                                            Fourth       Third        Second       First
         ----                                          ----------   ----------   ----------   ----------
         Net interest income                          $23,614      $23,223      $23,257      $23,141
         Provision for loan losses                        698          418          468          937
         Noninterest income                             6,988        7,261        6,589        7,869
         Noninterest expense                           20,719       20,470       20,249       20,015
         Net income                                     5,829        6,030        5,868        6,222
         Net income per common share:
           Basic                                         0.71         0.74         0.66         0.67
           Diluted                                       0.71         0.73         0.65         0.66

         1998
         ----
         Net interest income                          $23,254      $23,385      $23,836      $22,277
         Provision for loan losses                        344          596          482          789
         Noninterest income                             5,688        6,381        6,172        5,778
         Noninterest expense                           21,511       20,617       19,979       18,375
         Net income                                     4,554        5,789        5,612        5,595
         Net income per common share:
           Basic                                         0.49         0.62         0.61         0.60
           Diluted                                       0.48         0.61         0.59         0.59

                               INDEX TO EXHIBITS

Exhibit
Number                                Exhibit
-------                               -------

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

10.2      BancFirst Company Employee Stock Ownership and Thrift Plan (filed as
          Exhibit 10.12 to the Company'sAnnual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

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

Exhibit
Number                                Exhibit
-------                               -------

16.1 Letter on change in certifying accountant (filed as Exhibit 16 to the Company's Form 8-K dated September 23, 1999 and incorporated herein by reference).

22.1*     Subsidiaries of Registrant.

23.1*     Consent of PricewaterhouseCoopers LLP.

23.2*     Consent of Arthur Andersen LLP.

27.1*     Financial Data Schedule for the year ended December 31, 1999.

99.1 Stock Repurchase Program (filed as Exhibit 99.1 to the Company's Form 8-K dated November 18, 1999 and incorporated herein by reference).
---------------
*  Filed herewith.