Form 10-Q
period 2000-03-31
BANCFIRST CORP /OK/
filed 2000-05-15
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2000

                                      OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________ to ____________.

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

                  -------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

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

  As of April 30, 2000 there were 8,079,579 shares of the registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             BANCFIRST CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                            (Dollars in thousands)

                                                                             March 31,                           December 31,
                                                           ---------------------------------------------
                                                                  2000                     1999                      1999
                                                           --------------------     --------------------     --------------------
ASSETS
Cash and due from banks                                    $            116,488     $            120,216     $            126,691
Interest-bearing deposits with banks                                        652                       20                    1,715
Federal funds sold                                                       70,850                  159,600                   51,666
Securities (market value: $590,391, $552,883 and $595,509,              591,931                  551,598                  596,715
 respectively)

Loans:
  Total loans (net of unearned interest)                              1,490,850                1,350,230                1,455,481
  Allowance for loan losses                                             (23,566)                 (20,380)                 (22,548)
                                                           --------------------     --------------------     --------------------

       Loans, net                                                     1,467,284                1,329,850                1,432,933
Premises and equipment, net                                              55,614                   47,553                   52,467
Other real estate owned                                                   1,404                    1,244                    1,612
Intangible assets, net                                                   23,339                   23,589                   24,087
Accrued interest receivable                                              22,069                   20,994                   20,771
Other assets                                                             28,553                   24,397                   27,150
                                                           --------------------     --------------------     --------------------
       Total assets                                        $          2,378,184     $          2,279,061     $          2,335,807
                                                           ====================     ====================     ====================


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                      $            434,348     $            415,792     $            460,131
  Interest-bearing                                                    1,680,981                1,559,445                1,622,565
                                                           --------------------     --------------------     --------------------

       Total deposits                                                 2,115,329                1,975,237                2,082,696
Short-term borrowings                                                    23,597                   39,612                   22,091
Long-term borrowings                                                     27,304                   17,278                   26,392
9.65% Capital Securities                                                 25,000                   25,000                   25,000
Accrued interest payable                                                  8,111                    8,037                    8,421
Other liabilities                                                        10,866                   10,365                    6,493
                                                           --------------------     --------------------     --------------------
       Total liabilities                                              2,210,207                2,075,529                2,171,093
                                                           --------------------     --------------------     --------------------

Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued: 8,098,195,                      8,098                    9,321                    8,112
   9,321,295 and 8,112,170, respectively)
  Capital surplus                                                        47,081                   45,657                   46,766
  Retained earnings                                                     117,314                  145,985                  113,344
  Accumulated other comprehensive income                                 (4,516)                   2,569                   (3,508)
                                                           --------------------     --------------------     --------------------
       Total stockholders' equity                                       167,977                  203,532                  164,714
                                                           --------------------     --------------------     --------------------
       Total liabilities and stockholders' equity          $          2,378,184     $          2,279,061     $          2,335,807
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

                             BANCFIRST CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                             ------------------------------------
                                                                                                   2000                1999
                                                                                             ----------------    ----------------
INTEREST INCOME
Loans, including fees                                                                        $         33,353    $         29,768
Securities:
  Taxable                                                                                               8,427               7,787
  Tax-exempt                                                                                              550                 551
Federal funds sold                                                                                        803               1,724
Interest-bearing deposits with banks                                                                       18                  --
                                                                                             ----------------    ----------------
     Total interest income                                                                             43,151              39,830
                                                                                             ----------------    ----------------
INTEREST EXPENSE
Deposits                                                                                               17,118              15,192
Short-term borrowings                                                                                     346                 658
Long-term borrowings                                                                                      413                 227
9.65% Capital Securities                                                                                  612                 612
                                                                                             ----------------    ----------------
     Total interest expense                                                                            18,489              16,689
                                                                                             ----------------    ----------------
Net interest income                                                                                    24,662              23,141
Provision for loan losses                                                                               1,289                 937
                                                                                             ----------------    ----------------
     Net interest income after provision
            for loan losses                                                                            23,373              22,204
                                                                                             ----------------    ----------------
NONINTEREST INCOME
Service charges on deposits                                                                             4,056               3,830
Securities transactions                                                                                    --                   1
Other                                                                                                   3,202               4,039
                                                                                             ----------------    ----------------
     Total noninterest income                                                                           7,258               7,870
                                                                                             ----------------    ----------------
NONINTEREST EXPENSE
Salaries and employee benefits                                                                         11,902              11,398
Occupancy and fixed assets expense, net                                                                 1,378               1,156
Depreciation                                                                                            1,266               1,244
Amortization                                                                                              945                 864
Data processing services                                                                                  663                 572
Net (income) expense from other real estate owned                                                         (70)                 21
Other                                                                                                   4,903               4,761
                                                                                             ----------------    ----------------
     Total noninterest expense                                                                         20,987              20,016
                                                                                             ----------------    ----------------
Income before taxes                                                                                     9,644              10,058
Income tax expense                                                                                     (3,487)             (3,836)
                                                                                             ----------------    ----------------
     Net income                                                                                         6,157               6,222
Other comprehensive income, net of tax:
  Unrealized losses on securities                                                                      (1,008)             (2,862)
                                                                                             ----------------    ----------------
     Comprehensive income                                                                    $          5,149    $          3,360
                                                                                             ================    ================

NET INCOME PER COMMON SHARE
Basic                                                                                        $           0.76    $           0.67
                                                                                             ================    ================
Diluted                                                                                      $           0.75    $           0.66
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

                             BANCFIRST CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                 ----------------------------------
                                                                                       2000              1999
                                                                                 ----------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES                                             $         11,225    $        8,021
                                                                                 ----------------    --------------

INVESTING ACTIVITIES
Net cash and due from banks provided by (used for) acquisitions                                --           (12,116)
 and divestitures
Purchases of securities:
  Held for investment                                                                          --           (24,575)
  Available for sale                                                                      (24,332)           (9,951)
Maturities of securities:
  Held for investment                                                                       4,963            25,719
  Available for sale                                                                       22,120            35,421
Proceeds from sales of securities:
  Held for investment                                                                         395               155
  Available for sale                                                                           --                --
Net (increase) decrease in federal funds sold                                             (19,184)           27,769
Purchases of loans                                                                         (1,146)          (11,037)
Proceeds from sales of loans                                                               25,641            41,710
Net other increase in loans                                                               (60,485)          (45,669)
Purchases of premises and equipment                                                        (3,668)           (2,374)
Proceeds from the sale of other real estate owned and repossessed
 assets                                                                                       788               850
Other, net                                                                                   (748)              773
                                                                                 ----------------    --------------
          Net cash provided (used) by investing activities                                (55,656)           26,675
                                                                                 ----------------    --------------

FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings
 deposits                                                                                  21,773           (39,795)
Net increase in certificates of deposits                                                   10,860             5,776
Net increase (decrease) in short-term borrowings                                            1,506           (15,229)
Net increase in long-term borrowings                                                          912             4,312
Issuance of common stock                                                                      335               549
Acquisition of common stock                                                                  (924)           (1,067)
Cash dividends paid                                                                        (1,297)           (1,302)
                                                                                 ----------------    --------------
          Net cash provided (used) by financing activities                                 33,165           (46,756)
                                                                                 ----------------    --------------

Net increase (decrease) in cash and due from banks                                        (11,266)          (12,060)
Cash and due from banks at the beginning of the period                                    128,406           132,296
                                                                                 ----------------    --------------
Cash and due from banks at the end of the period                                 $        117,140    $      120,236
                                                                                 ================    ==============

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest                                         $         18,799    $       16,967
                                                                                 ================    ==============
Cash paid during the period for income taxes                                     $             --    $          146
                                                                                 ================    ==============

   See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

(1)  GENERAL

     The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BFC Capital Trust I, BancFirst and its subsidiaries, and First State Bank for 2000 and a portion of 1999. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

     The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 1999, the date of the most recent annual report. Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles inherently involves the use of estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. Such estimates and assumptions may change over time and actual amounts may differ from those reported.

(2)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and its resulting designation. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." This Statement defers the effective date of FASB Statement No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

(3)  RECENT DEVELOPMENTS; MERGERS, ACQUISITIONS AND DISPOSALS

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

     In March 2000, BancFirst Corporation became a financial holding company under the new Gramm-Leach-Bliley financial services modernization law. This will allow the Company to expand into new financial activities such as insurance underwriting, securities underwriting and dealing, and mutual fund distribution.

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

(5)  SECURITIES

     The table below summarizes securities held for investment and securities available for sale.

                                                                                 March 31,              December 31,
                                                                         -------------------------
                                                                             2000          1999             1999
                                                                         -----------   -----------       -----------
Held for investment at cost (market value; $96,008,
 $117,509 and $128,275, respectively)                                    $    97,548   $   116,224       $   129,481
Available for sale, at market value                                          494,383       435,374           467,234
                                                                         -----------   -----------       -----------
         Total                                                           $   591,931   $   551,598       $   596,715
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

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                            -----------------------------------
                                                                                 2000                1999
                                                                            ---------------     ---------------
Unrealized loss during the period:
Before-tax amount                                                           $        (1,588)    $        (4,292)
Tax benefit                                                                             580               1,430
                                                                            ---------------     ---------------
Net-of-tax amount                                                           $        (1,008)    $        (2,862)
                                                                            ===============     ===============

   The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                            -----------------------------------
                                                                                 2000                1999
                                                                            ---------------     ---------------
Unrealized gain (loss) on securities:
Beginning balance                                                           $        (3,508)    $         5,431
Current period change                                                                (1,008)             (2,862)
                                                                            ---------------     ---------------
Ending balance                                                              $        (4,516)    $         2,569
                                                                            ===============     ===============

(7)  NET INCOME PER COMMON SHARE

     Basic and diluted net income per common share are calculated as follows:

                                                               Income                Shares            Per Share
                                                             (Numerator)         (Denominator)          Amount
                                                        ------------------    -----------------    ---------------
Three Months Ended March 31, 2000
---------------------------------
Basic
Income available to common stockholders                 $            6,157            8,105,168    $          0.76
                                                                                                   ===============
Effect of stock options                                                 --               72,477
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options               $            6,157            8,177,645    $          0.75
                                                        ==================    =================    ===============


Three Months Ended March 31, 1999
---------------------------------
Basic
Income available to common stockholders                 $            6,222            9,311,351    $          0.67
                                                                                                   ===============
Effect of stock options                                                 --              127,158
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options               $            6,222            9,438,509    $          0.66
                                                        ==================    =================    ===============

     Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options' exercise prices were greater than the average market price of the common shares.

                                                                       Average
                                                                       Exercise
                                                       Shares           Price
                                                   -------------   ----------------
Three Months Ended March 31, 2000                        304,000   $          33.21
Three Months Ended March 31, 1999                        118,950   $          36.21

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

                                                                           Other       Executive,
                                              Metropolitan   Community   Financial    Operations    Elimin-       Consol-
                                                 Banks         Banks      Services     & Support     ations       idated
                                               ----------   ----------   ----------   ----------   ----------   ----------
Three Months Ended:
 March 31, 2000
 Net interest income (expense)                   $  7,532   $   17,024     $    962     $   (856)   $      --   $   24,662
 Noninterest income                                 1,437        3,815        1,237        7,416       (6,647)       7,258
 Income before taxes                                2,887        9,364          507        3,533       (6,647)       9,644
 March 31, 1999
 Net interest income (expense)                   $  5,400   $   16,872     $  1,229     $   (360)   $      --   $   23,141
 Noninterest income                                 1,100        4,637        1,463        7,123       (6,453)       7,870
 Income before taxes                                2,390        9,461          706        3,845       (6,344)      10,058

Total Assets:
 March 31, 2000                                  $749,510   $1,657,120     $106,466     $ 57,197    $(192,109)  $2,378,184
 March 31, 1999                                  $536,336   $1,657,453     $104,659     $199,590    $(218,977)  $2,279,061

     The financial information for each business unit is presented on the basis used internally by management to evaluate performance and allocate resources. The Company utilizes a transfer pricing system to allocate the benefit or cost of funds provided or used by the various business units. Certain revenues related to other financial services are allocated to the banks whose customers receive the services and, therefor, are not reflected in the income for other financial services. Certain services provided by the support group to other business units, such as item processing, are allocated at rates approximating the cost of providing the services. Eliminations are adjustments to consolidate the business units and companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     Net income for the first quarter ended March 31, 2000 was $6.16 million, down from $6.22 million for the same quarter of the previous year. A gain of approximately $900,000 was recognized in the first quarter of 1999 from the sale of a branch in Anadarko, Oklahoma. Excluding this gain, net income for 2000 increased $467,000 compared to the first quarter of 1999. Diluted net income per share was $0.75, up from $0.66 for the first quarter of 1999, as the combined result of the higher earnings and a Dutch auction issuer tender offer completed in June 1999, under which the Company repurchased 1,186,502 shares of its common stock for $45.1 million.

     Total assets were $2.38 billion at March 31, 2000, up $42.4 million from December 31, 1999 and $99.1 million from March 31, 1999. The asset growth compared to the first quarter of 1999 was due primarily to the acquisition of First State Bank of Oklahoma City, Oklahoma in December 1999, which added approximately $109 million of assets. Stockholders' equity was $168 million at March 31, 2000, an increase of $3.26 million compared to December 31, 1999, and a decrease of $35.6 million compared to March 31, 1999 due to the Dutch auction tender offer.

     In March 2000, BancFirst Corporation became a financial holding company under the new Gramm-Leach-Bliley financial services modernization law. This will allow the Company to expand into new financial activities such as insurance underwriting, securities underwriting and dealing, and mutual fund distribution.

RESULTS OF OPERATIONS

     Net interest income increased by $1.52 million compared to the first quarter of 1999, primarily as a result of an increase in the net interest margin from 4.61% to 4.76%. Average net earning assets increased only $263,000 compared to the first quarter of 1999, while net interest spread was 3.95% for the quarter, up from 3.79% for the first quarter of 1999. The higher net interest spread and net interest margin are the product of rising interest rates in late 1999 and early 2000, loan growth, and the Company's ability to control its funding costs in the short run. This results in the Company's yield on its earning assets rising faster than the rate on its interest-bearing liabilities.

     The Company provided $1.29 million for loan losses for the first quarter, compared to $937,000 for the first quarter of 1999. The higher provisions in 2000 were due to loan growth and higher classified and nonperforming loans. Net loan charge-offs were only $270,000 for the first quarter of 2000, compared to $216,000 for the first quarter of 1999. The net charge-offs represent annualized rates of only 0.07% and 0.06% of total loans for both the first quarter of 2000 and 1999.

     Noninterest income decreased $612,000 compared to the first quarter of 1999. Excluding the $900,000 gain on the sale of the Anadarko branch, noninterest income increased $288,000, or 4.13%, compared to the first quarter of 1999. Noninterest expense increased $972,000, or 4.86%, compared to the first quarter of 1999. These increases were mainly due to the acquisition of First State Bank.

     Income tax expense decreased $349,000 compared to the first quarter of 1999. The effective tax rate on income before taxes was 36.16%, down from 38.14% in the first quarter of 1999.

FINANCIAL POSITION

     Total securities decreased $4.78 million compared to December 31, 1999 and increased $40.3 million compared to March 31, 1999. The size of the Company's securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The main factors in the changes in total securities were changes in funding from deposits and use of funds for loan growth. The net unrealized loss on securities available for sale was $6.73 million at the end of the first quarter of 2000, compared to a loss of $5.14 million at December 31, 1999 and a gain of $3.96 million at March 31, 1999. The average taxable equivalent yield on the securities portfolio for the first quarter increased to 6.25% from 6.20% for the same quarter of 1999.

     Total loans increased $35.4 million from December 31, 1999 and $141 million from March 31, 1999, due to internal growth and approximately $60 million of loans acquired from First State Bank. The allowance for loan losses increased $1.02 million from year-end 1999 and $3.19 million from the first quarter of 1999. The allowance as a percentage of total loans was 1.58%, 1.55% and 1.51% at March 31, 2000, December 31, 1999 and March 31, 1999, respectively. The allowance to nonperforming and restructured loans at the same dates was 165.77%, 183.47% and 181.08%, respectively.

     Nonperforming and restructured assets totaled $14.2 million at both March 31, 2000 and December 31, 1999, compared to $12.7 million at March 31, 1999. Although the ratio of nonperforming and restructured assets to total assets is only 0.60%, it is reasonable to expect nonperforming loans and loan losses to rise over time to historical norms as a result of future economic and credit cycles.

     Total deposits increased $32.6 million compared to December 31, 1999 and $140 million compared to March 31, 1999. The increase in deposits is the result of internal growth and the acquisition of First State Bank, which added approximately $109 million in deposits. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 12.9% of total deposits at March 31, 2000.

     Short-term borrowings increased $1.51 million from December 31, 1999 and decreased $16 million from March 31, 1999. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

     Long-term borrowings increased $912,000 from year-end 1999 and $10 million from the first quarter of 1999 due to additional Federal Home Loan Bank borrowings. The Company uses these borrowings primarily to match-fund long-term fixed-rate loans.

     Stockholders' equity increased to $168 million from $165 million at year-end 1999 and $204 million at March 31, 1999. The decrease from the first quarter of 1999 is due to the Dutch auction issuer tender offer completed by the Company in June 1999. The Company repurchased 1,186,502 shares of its common stock for $45.1 million. Average stockholders' equity to average assets for the quarter was 7.09%, compared to 9.13% for the first quarter of 1999. The Company's leverage ratio and total risk-based capital ratio were 7.40% and 12.40%, respectively, at March 31, 2000, well in excess of the regulatory minimums.

Year 2000 Exposure

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

                             BANCFIRST CORPORATION
                  SELECTED CONSOLIDATED FINANCIAL STATISTICS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                               ------------------------
 PERFORMANCE STATISTICS                                                                           2000          1999
                                                                                               ----------    ----------
 Net income per share - basic                                                                  $     0.76    $     0.67
 Net income per share - diluted                                                                      0.75          0.66
 Cash dividends per share                                                                            0.16          0.14
 Return on average assets                                                                            1.06%         1.10%
 Return on average stockholders' equity                                                             14.88         12.04
 Efficiency ratio                                                                                   65.75         64.54

 BALANCE SHEET AND ASSET QUALITY STATISTICS                                              March 31,
                                                                                ------------------------    December 31,
                                                                                   2000          1999          1999
                                                                                ----------    ----------    ----------
 Book value per share                                                           $    20.74    $    21.84    $    20.30
 Tangible book value per share                                                       17.86         19.31         17.34
 Average loans to deposits (year-to-date)                                            70.07%        67.94%        68.61%
 Nonperforming and restructured assets to total assets                                0.60          0.56          0.61
 Allowance for loan losses to total loans                                             1.58          1.51          1.55
 Allowance for loan losses to nonperforming
   and restructured loans                                                           165.77        181.08        183.47

 CONSOLIDATED AVERAGE BALANCE SHEETS                                                  Three Months Ended March 31,
  AND INTEREST MARGIN ANALYSIS                                           ----------------------------------------------------
                                                                                   2000                      1999
                                                                         ------------------------    ------------------------
 Taxable Equivalent Basis                                                 Average       Average       Average       Average
                                                                          Balance      Yield/Rate     Balance      Yield/Rate
                                                                         ----------    ----------    ----------    ----------
 Earning assets:
   Loans                                                                 $1,462,936          9.18%   $1,343,169          9.01%
   Securities                                                               595,017          6.25       568,017          6.20
   Federal funds sold                                                        55,791          5.90       144,294          4.84
                                                                         ----------                  ----------
     Total earning assets                                                 2,113,744          8.27     2,055,480          7.94
                                                                         ----------                  ----------

 Nonearning assets:
   Cash and due from banks                                                  128,546                     131,734
   Interest receivable and other assets                                     127,214                     128,638
   Allowance for possible loan losses                                       (22,852)                    (19,859)
                                                                         ----------                  ----------
     Total nonearning assets                                                232,908                     240,513
                                                                         ----------                  ----------
     Total assets                                                        $2,346,652                  $2,295,993
                                                                         ==========                  ==========

 Interest-bearing liabilities:
   Interest-bearing deposits                                             $1,638,845          4.19%   $1,564,414          4.01%
   Short-term borrowings                                                     25,915          5.36        52,978          5.01
   Long-term borrowings                                                      26,693          6.19        16,060          5.72
   9.65% Capital Securities                                                  25,000          9.82        25,000          9.92
                                                                         ----------                  ----------
     Total interest-bearing liabilities                                   1,716,453          4.32     1,658,452          4.15
                                                                         ----------                  ----------
 Interest-free funds:
   Noninterest-bearing deposits                                             448,904                     412,597
   Interest payable and other liabilities                                    14,857                      15,425
   Stockholders' equity                                                     166,438                     209,519
                                                                         ----------                  ----------
     Total interest-free funds                                              630,199                     637,541
                                                                         ----------                  ----------
     Total liabilities and stockholders' equity                          $2,346,652                  $2,295,993
                                                                         ==========                  ==========
 Net interest spread                                                                         3.95%                       3.79%
                                                                                       ==========                  ==========
 Net interest margin                                                                         4.76%                       4.61%
                                                                                       ==========                  ==========

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     There have been no significant changes in the Registrants disclosures regarding market risk since December 31, 1999, the date of its annual report to stockholders.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits

 Exhibit
 Number                               Exhibit
---------     -----------------------------------------------------------

   2.1 Merger Agreement dated May 6, 1998 between BancFirst Corporation and AmQuest Financial Corp. (filed as Exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

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

  27.1*       Financial Data Schedule for the three months ended March 31, 2000.
--------------------------------------------------------------------------------
*Filed herewith


   (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BANCFIRST CORPORATION
                                    ---------------------
                                         (Registrant)



Date May 15, 2000                   \s\ Randy P. Foraker
     ------------                   ------------------------------------------
                                           (Signature)
                                    Randy P. Foraker
                                    Senior Vice President and Controller;
                                    Assistant Secretary/Treasurer
                                    (Principal Accounting Officer)