Form 10-Q
period 2000-06-30
BANCFIRST CORP /OK/
filed 2000-08-14
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number 0-14384

                             BancFirst Corporation
              (Exact name of registrant as specified in charter)

         Oklahoma                                                 73-1221379
(State or other Jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   101 N. Broadway, Oklahoma City, Oklahoma
                                  73102-8401
                   (Address of principal executive offices)
                                  (Zip Code)

                                (405) 270-1086
             (Registrant's telephone number, including area code)

         ------------------------------------------------------------
                (Former name, former address and former fiscal
                      year, if changed since last report)

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

     As of July 31, 2000 there were 8,075,458 shares of the registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             BANCFIRST CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                            (Dollars in thousands)

                                                                             June 30,
                                                                   ---------------------------       December 31,
                                                                      2000             1999              1999
                                                                   ----------       ----------       ------------
ASSETS
Cash and due from banks                                            $  112,211       $  123,314       $  126,691
Interest-bearing deposits with banks                                    1,070               24            1,715
Federal funds sold                                                      4,240           90,800           51,666
Securities (market value: $578,119, $569,479 and $595,509,            579,503          569,529
 respectively)                                                                                          596,715

Loans:
  Total loans (net of unearned interest)                            1,542,682        1,353,778        1,455,481
  Allowance for loan losses                                           (24,302)         (20,264)         (22,548)
                                                                   ----------       ----------       ----------
       Loans, net                                                   1,518,380        1,333,514        1,432,933
Premises and equipment, net                                            54,113           48,559           52,467
Other real estate owned                                                 2,366            1,301            1,612
Intangible assets, net                                                 22,545           23,016           24,087
Accrued interest receivable                                            23,523           20,754           20,771
Other assets                                                           28,829           24,261           27,150
                                                                   ----------       ----------       ----------
       Total assets                                                $2,346,780       $2,235,072       $2,335,807
                                                                   ==========       ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                              $  452,353       $  438,874       $  460,131
  Interest-bearing                                                  1,621,438        1,549,512        1,622,565
                                                                   ----------       ----------       ----------
       Total deposits                                               2,073,791        1,988,386        2,082,696
Short-term borrowings                                                  31,838           23,064           22,091
Long-term borrowings                                                   28,320           23,871           26,392
9.65% Capital Securities                                               25,000           25,000           25,000
Accrued interest payable                                                8,794            7,584            8,421
Other liabilities                                                       6,727            6,305            6,493
                                                                   ----------       ----------       ----------
       Total liabilities                                            2,174,470        2,074,210        2,171,093
                                                                   ----------       ----------       ----------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued: 8,075,108, 8,172,757
   and 8,112,170, respectively)                                         8,075            8,173            8,112
  Capital surplus                                                      47,131           46,242           46,766
  Retained earnings                                                   121,689          106,241          113,344
  Accumulated other comprehensive income                               (4,585)             206           (3,508)
                                                                   ----------       ----------       ----------
       Total stockholders' equity                                     172,310          160,862          164,714
                                                                   ----------       ----------       ----------
       Total liabilities and stockholders' equity                  $2,346,780       $2,235,072       $2,335,807
                                                                   ==========       ==========       ==========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                            Three Months Ended         Six Months Ended
                                                                June 30,                   June 30,
                                                           --------------------      --------------------
                                                             2000         1999         2000         1999
                                                           -------     --------      -------      -------
INTEREST INCOME
Loans, including fees                                      $35,535     $ 30,021      $68,888      $59,789
Securities:
  Taxable                                                    8,382        7,431       16,809       15,139
  Tax-exempt                                                   529          617        1,080        1,247
Federal funds sold                                             484        1,440        1,287        3,164
Interest-bearing deposits with banks                            10           20           28           20
                                                           -------     --------      -------      -------
     Total interest income                                  44,940       39,529       88,092       79,359
                                                           -------     --------      -------      -------
INTEREST EXPENSE
Deposits                                                    17,947       14,950       35,065       30,142
Short-term borrowings                                          421          421          767        1,079
Long-term borrowings                                           431          289          844          515
9.65% Capital Securities                                       612          612        1,224        1,224
                                                           -------     --------      -------      -------
     Total interest expense                                 19,411       16,272       37,900       32,960
                                                           -------     --------      -------      -------
Net interest income                                         25,529       23,257       50,192       46,399
Provision for loan losses                                    1,180          468        2,469        1,405
                                                           -------     --------      -------      -------
     Net interest income after provision
       for loan losses                                      24,349       22,789       47,723       44,994
                                                           -------     --------      -------      -------
NONINTEREST INCOME
Service charges on deposits                                  4,402        4,156        8,458        7,986
Securities transactions                                         --           (4)          --           (3)
Other                                                        2,811        2,437        6,013        6,476
                                                           -------     --------      -------      -------
     Total noninterest income                                7,213        6,589       14,471       14,459
                                                           -------     --------      -------      -------
NONINTEREST EXPENSE
Salaries and employee benefits                              12,175       11,420       24,077       22,818
Occupancy and fixed assets expense, net                      1,297        1,118        2,675        2,274
Depreciation                                                 1,287        1,185        2,553        2,403
Amortization                                                   931          930        1,877        1,820
Data processing services                                       610          528        1,272        1,100
Net (income) expense from other real estate owned              (63)          18         (133)          39
Other                                                        5,064        5,050        9,968        9,811
                                                           -------     --------      -------      -------
     Total noninterest expense                              21,301       20,249       42,289       40,265
                                                           -------     --------      -------      -------
Income before taxes                                         10,261        9,129       19,905       19,188
Income tax expense                                          (3,878)     (3,261 )      (7,365)      (7,098)
                                                           -------     --------      -------      -------
     Net income                                              6,383        5,868       12,540       12,090
Other comprehensive income, net of tax:
  Unrealized losses on securities                              (69)      (2,363)      (1,077)      (5,225)
                                                           -------     --------      -------      -------
     Comprehensive income                                  $ 6,314     $  3,505      $11,463      $ 6,865
                                                           =======     ========      =======      =======
NET INCOME PER COMMON SHARE
Basic                                                      $  0.79     $   0.66      $  1.55      $  1.32
                                                           =======     ========      =======      =======
Diluted                                                    $  0.78     $   0.65      $  1.54      $  1.31
                                                           =======     ========      =======      =======

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)


                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     --------------------------
                                                                                        2000             1999
                                                                                     ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                                 $  15,735        $  12,599
                                                                                     ---------        ---------
INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions and divestitures                          --          (12,115)
Purchases of securities:
  Held for investment                                                                  (15,013)         (32,611)
  Available for sale                                                                   (18,449)         (57,059)
Maturities of securities:
  Held for investment                                                                   11,473           40,117
  Available for sale                                                                    37,080           54,625
Proceeds from sales of held for investment                                                 596              421
Net decrease in federal funds sold                                                      47,426           96,569
Purchases of loans                                                                      (1,892)         (11,240)
Proceeds from sales of loans                                                            50,659           80,400
Net other increase in loans                                                           (139,319)         (88,404)
Purchases of premises and equipment                                                     (5,893)          (4,727)
Proceeds from the sale of other real estate owned and repossessed assets                 1,979            1,323
Other, net                                                                               1,592              805
                                                                                     ---------        ---------
          Net cash provided (used) by investing activities                             (29,761)          68,104
                                                                                     ---------        ---------
FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings                               5,414          (15,279)
 deposits
Net decrease in certificates of deposits                                               (14,320)          (5,591)
Net increase (decrease) in short-term borrowings                                         9,747          (31,777)
Net increase in long-term borrowings                                                     1,928           10,905
Issuance of common stock                                                                   389            1,171
Acquisition of common stock                                                             (1,667)         (46,640)
Cash dividends paid                                                                     (2,590)          (2,450)
                                                                                     ---------        ---------
          Net cash used by financing activities                                         (1,099)         (89,661)
                                                                                     ---------        ---------
Net decrease in cash and due from banks                                                (15,125)          (8,958)
Cash and due from banks at the beginning of the period                                 128,406          132,296
                                                                                     ---------        ---------
Cash and due from banks at the end of the period                                     $ 113,281        $ 123,338
                                                                                     =========        =========
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest                                             $  37,527        $  33,691
                                                                                     =========        =========
Cash paid during the period for income taxes                                         $   7,590        $   3,670
                                                                                     =========        =========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

(1)  GENERAL

     The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BFC Capital Trust I, BancFirst and its subsidiaries, and First State Bank for 2000 and a portion of 1999 (representing the period since acquisition). All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

     In May 2000, BancFirst Corporation entered into a merger agreement with First Southwest Corporation of Frederick, Oklahoma ("First Southwest") whereby First Southwest will be merged into BancFirst Corporation. First Southwest has approximately $124,000 in total assets. Under the terms of the merger agreement, all of the outstanding shares of First

Southwest common stock will be exchanged for 266,681 shares of BancFirst Corporation common stock and approximately $4,335 of cash. The merger, which is subject to regulatory approval, is expected to be completed in September 2000 and will be accounted for as a purchase. Accordingly, the effects of the acquisition will be included in the Company's consolidated financial statements from the date of the merger forward. The merger is not expected to have a material effect on the results of operations of the Company for 2000.

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

(5)  SECURITIES

     The table below summarizes securities held for investment and securities available for sale.

                                                                                    June 30,
                                                                            ----------------------        December 31,
                                                                              2000          1999              1999
                                                                            --------      --------          --------
     Held for investment at cost (market value; $93,751,
      $114,183, and $128,275, respectively)                                 $ 95,135      $114,233          $129,481
     Available for sale, at market value                                     484,368       455,296           467,234
                                                                            --------      --------          --------
          Total                                                             $579,503      $569,529          $596,715
                                                                            ========      ========          ========

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

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                             June 30,
                                                     ------------------------             --------------------------
                                                       2000            1999                 2000              1999
                                                     --------        --------             --------          --------
     Unrealized loss during the period:
     Before-tax amount                               $    137        $ (5,384)            $ (1,451)         $ (9,676)
     Tax (expense) benefit                               (206)          3,021                  374             4,451
                                                     --------        --------             --------          --------
     Net-of-tax amount                               $    (69)       $ (2,363)            $ (1,077)         $ (5,225)
                                                     ========        ========             ========          ========

     The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                             June 30,
                                                     ------------------------             --------------------------
                                                       2000            1999                 2000              1999
                                                     --------        --------             --------          --------
     Unrealized gain (loss) on securities:
     Beginning balance                               $ (4,516)       $  2,569             $ (3,508)         $  5,431
     Current period change                                (69)         (2,363)              (1,077)           (5,225)
                                                     --------        --------             --------          --------
     Ending balance                                  $ (4,585)       $    206             $ (4,585)         $    206
                                                     ========        ========             ========          ========

(7)  NET INCOME PER COMMON SHARE

     Basic and diluted net income per common share are calculated as follows:

                                                               Income                Shares            Per Share
                                                             (Numerator)         (Denominator)          Amount
                                                             -----------         -------------         ---------
          Three Months Ended June 30, 2000
          --------------------------------
          Basic
          Income available to common stockholders            $     6,383             8,082,470         $    0.79
                                                                                                       =========
          Effect of stock options                                     --                66,272
                                                             -----------         -------------
          Diluted
          Income available to common stockholders
            plus assumed exercises of stock options          $     6,383             8,148,742         $    0.78
                                                             ===========         =============         =========
          Three Months Ended June 30, 1999
          --------------------------------
          Basic
          Income available to common stockholders            $     5,868             8,957,488         $    0.66
                                                                                                       =========
          Effect of stock options                                     --               111,471
                                                             -----------         -------------
          Diluted
          Income available to common stockholders
            plus assumed exercises of stock options          $     5,868             9,068,959         $    0.65
                                                             ===========         =============         =========

          Six Months Ended June 30, 2000
          ------------------------------
          Basic
          Income available to common stockholders            $    12,540             8,093,819         $    1.55
                                                                                                       =========
          Effect of stock options                                     --                69,398
                                                             -----------         -------------
          Diluted
          Income available to common stockholders
            plus assumed exercises of stock options          $    12,540             8,163,217         $    1.54
                                                             ===========         =============         =========
          Six Months Ended June 30, 1999
          ------------------------------
          Basic
          Income available to common stockholders            $    12,090             9,133,442         $    1.32
                                                                                                       =========
          Effect of stock options                                     --               119,232
                                                             -----------         -------------
          Diluted
          Income available to common stockholders
            plus assumed exercises of stock options          $    12,090             9,252,674         $    1.31
                                                             ===========         =============         =========

     Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options' exercise prices were greater than the average market price of the common shares.

                                                                     Average
                                                                     Exercise
                                                       Shares         Price
                                                    ------------   ------------
               Three Months Ended June 30, 2000          307,049   $      33.17
               Three Months Ended June 30, 1999           98,000   $      37.03
               Six Months Ended June 30, 2000            305,525   $      33.19
               Six Months Ended June 30, 1999             98,000   $      37.03

(8)  SEGMENT INFORMATION

     The Company evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The four principal business units are metropolitan banks, community banks, other financial services, and executive, operations and support. Metropolitan and community banks offer traditional banking products such as commercial and retail lending, and a full line of deposit accounts. Metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. Community banks consist of banking locations in communities throughout Oklahoma. Other financial services are specialty product business units including guaranteed small business lending, guaranteed student lending, residential mortgage lending, trust services, and electronic banking. The executive, operations and support groups represent executive management, operational support and corporate functions that are not allocated to the other business units. The results of operations and selected financial information for the four business units are as follows:

                                                                     Other       Executive,
                                    Metropolitan     Community     Financial     Operations       Elimin-       Consol-
                                        Banks          Banks       Services      & Support        ations        idated
                                    ------------     ----------    ---------     ----------     ----------     ----------
Three Months Ended:
 June 30, 2000
 Net interest income (expense)      $      8,385     $   17,143    $     914     $     (913)    $       --     $   25,529
 Noninterest income                        1,448          4,053        1,347          9,573         (9,208)         7,213
 Income before taxes                       2,944         10,508          567          5,450         (9,208)        10,261
 June 30, 1999
 Net interest income (expense)      $      5,777     $   16,961    $   1,258     $     (730)    $       (9)    $   23,257
 Noninterest income                        1,119          3,770        1,186          6,693         (6,179)         6,589
 Income before taxes                       2,454          9,047          653          3,132         (6,157)         9,129

Six Months Ended:
 June 30, 2000
 Net interest income (expense)      $     15,917     $   34,167    $   1,876     $   (1,768)    $       --     $   50,192
 Noninterest income                        2,885          7,868        2,584         16,989        (15,855)        14,471
 Income before taxes                       5,831         19,872        1,074          8,983        (15,855)        19,905
 June 30, 1999
 Net interest income (expense)      $     11,177     $   33,833    $   2,487     $   (1,090)    $       (8)    $   46,399
 Noninterest income                        2,219          8,407        2,649         13,816        (12,632)        14,459
 Income before taxes                       4,844         18,508        1,359          6,977        (12,500)        19,188

Total Assets:
 June 30, 2000                      $    793,754     $1,627,655    $ 107,795     $  311,782      $(494,206)    $2,346,780
 June 30, 1999                      $    547,790     $1,670,928    $ 102,549     $  100,376      $(186,571)    $2,235,072

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY

     Net income for the second quarter ended June 30, 2000 was $6.38 million, up from $5.87 million for the second quarter of 1999. Diluted net income per share was $0.78, up from $0.65 for the second quarter of 1999, as the combined result of the higher earnings and a Dutch auction issuer tender offer completed in June 1999, under which the Company repurchased 1,186,502 shares of its common stock for $45.1 million. Net income for the first six months of 2000 was $12.5 million, up from $12.1 million for the first six months of 1999. Diluted net income per share for the six months was $1.54 and $1.31 for 2000 and 1999, respectively.

     Total assets at June 30, 2000 were $2.35 billion, up $11 million from December 31, 1999 and $112 million from June 30, 1999. The asset growth compared to the second quarter of 1999 was due primarily to the acquisition of First State Bank of Oklahoma City, Oklahoma in December 1999, which added approximately $109 million of assets. Stockholders' equity was $172 million at June 30, 2000, an increase of $7.6 million compared to December 31, 1999, and $11.4 million compared to June 30, 1999.

     In March 2000, BancFirst Corporation became a financial holding company under the new Gramm-Leach-Bliley financial services modernization law. This will allow the Company to expand into new financial activities such as insurance underwriting, securities underwriting and dealing, and mutual fund distribution.

     In May 2000, BancFirst Corporation entered into a merger agreement with First Southwest Corporation of Frederick, Oklahoma ("First Southwest") whereby First Southwest will be merged into BancFirst Corporation. First Southwest has approximately $124,000 in total assets. Under the terms of the merger agreement, all of the outstanding shares of First Southwest common stock will be exchanged for 266,681 shares of BancFirst Corporation common stock and approximately $4,335 of cash. The merger, which is subject to regulatory approval, is expected to be completed in September 2000 and will be accounted for as a purchase. The merger is not expected to have a material effect on the results of operations of the Company for 2000.

RESULTS OF OPERATIONS

Second Quarter

     Net interest income increased $2.27 million compared to the second quarter of 1999, primarily as a result of an increase in the net interest margin from 4.66% to 4.87%. Average net earning assets decreased $25.7 million compared to the second quarter of 1999, while net interest spread increased to 4.04% from 3.82% for the second quarter of 1999. The higher net interest spread and net interest margin are the product of rising interest rates in late 1999 and early 2000, loan growth, and the Company's ability to control its funding costs in the short run. These conditions have resulted in the Company's yield on its earning assets rising faster than the rate on its interest-bearing liabilities.

     The Company provided $1.18 million for loan losses in the second quarter, compared to $468,000 for the second quarter of 1999. The higher provisions in 2000 were due to loan growth and higher classified and nonperforming loans. Net loan charge-offs were only $444,000 for the second quarter of 2000, compared to $584,000 for the second quarter of 1999. The net charge-offs represent annualized rates of only 0.12% and 0.17% of total loans for the second quarter of 2000 and 1999, respectively.

     Noninterest income increased $624,000, or 9.47%, compared to the second quarter of 1999. Noninterest expense increased $1.05 million, or 5.20%, compared to the second quarter of 1999. These increases were partly due to the acquisition of First State Bank.

     Income tax expense increased $617,000 compared to the second quarter of 1999. The effective tax rate on income before taxes was 37.79%, up from 35.72% in the second quarter of 1999.

Year-To-Date

     Net interest income increased $3.79 million for the first six months of 2000, compared to the first six months of 1999, primarily as a result of an increase in the net interest margin to 4.82% from 4.65%. Average net earning assets increased $12.8 million, while net interest spread increased to 3.99% from 3.84%. The higher net interest spread and net interest margin are the product of rising interest rates in late 1999 and early 2000, loan growth, and the Company's ability to control its funding costs in the short run. These conditions have resulted in the Company's yield on its earning assets rising faster than the rate on its interest-bearing liabilities.

     The Company provided $2.47 million for loan losses in the first six months, compared to $1.41 million for the same period of 1999. The higher provisions in 2000 were due to loan growth and higher classified and nonperforming loans. Net loan charge-offs were only $714,000 for the first half of 2000, compared to $800,000 for the first half of 1999. The net charge-offs represent annualized rates of only 0.10% and 0.12% of total loans for the first six months of 2000 and 1999, respectively.

     Noninterest income increased only $12,000 compared to the first six months of 1999 due to a gain on the sale of a branch in the first quarter of 1999. Excluding this gain, noninterest income increased $912,000, or 6.73%. Noninterest expense increased $2.02 million, or 5.03%, compared to the first six months of 1999. These increases were partly due to the acquisition of First State Bank.

     Income tax expense increased $267,000 compared to the first half of 1999. The effective tax rate on income before taxes was 37.00%, compared to 36.99% in the same period of 1999.

FINANCIAL POSITION

     Federal funds sold decreased $47.4 million from December 31, 1999 and $86.6 million from June 30, 1999. Due to loan growth exceeding deposit growth, the Company has become a net borrower of federal funds.

     Total securities decreased $17.2 million compared to December 31, 1999 and increased $9.97 million compared to June 30, 1999. The size of the Company's securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The main factors in the changes in total securities were changes in funding from deposits and use of funds for loan growth. The net unrealized loss on securities available for sale was $6.6 million at the end of the second quarter of 2000, compared to a loss of $5.14 million at December 31, 1999 and a loss of $1.42 million at June 30, 1999. The average taxable equivalent yield on the securities portfolio for the second quarter increased to 6.28% from 5.96% for the same quarter of 1999.

     Total loans increased $87.2 million from December 31, 1999 and $189 million from June 30, 1999, due to internal growth and approximately $60 million of loans acquired from First State Bank. The allowance for loan losses increased $1.75 million from year-end 1999 and $4.04 million from the second quarter of 1999. The allowance as a percentage of total loans was 1.58%, 1.55% and 1.50% at June 30, 2000, December 31, 1999 and June 30, 1999, respectively. The allowance to nonperforming and restructured loans at the same dates was 210.86%, 183.47% and 189.05%, respectively.

     Nonperforming and restructured assets totaled $14.4 million at June 30, 2000, compared to $14.2 million at December 31, 1999 and $12.3 million at June 30, 1999. Although the ratio of nonperforming and restructured assets to total assets is only 0.61%, it is reasonable to expect nonperforming loans and loan losses to rise over time to historical norms as a result of future economic and credit cycles.

     Total deposits decreased $8.91 million compared to December 31, 1999, although average deposits for the quarter were $124 million higher than in the fourth quarter of 1999. The increase in average deposits is the result of internal growth and the acquisition of First State Bank, which added approximately $109 million in deposits. Compared to June 30, 1999, total deposits increased $85.4 million. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 12.3% of total deposits at June 30, 2000.

     Short-term borrowings increased $9.75 million from December 31, 1999 and $8.77 million from June 30, 1999. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

     Long-term borrowings increased $1.93 million from year-end 1999 and $4.45 million from the second quarter of 1999 due to additional Federal Home Loan Bank borrowings. The Company uses these borrowings primarily to match-fund long-term fixed-rate loans.

     Stockholders' equity increased to $172 million from $165 million at year-end 1999 and $161 million at June 30, 1999, primarily as a result of accumulated earnings. Average stockholders' equity to average assets for the quarter was 7.17%, compared to 9.26% for the second quarter of 1999. In June 1999, the Company repurchased 1,186,502 shares of its common stock, which reduced stockholders' equity by $45.1 million. The Company's leverage ratio and total risk-based capital ratio were 7.72% and 12.45%, respectively, at June 30, 2000, well in excess of the regulatory minimums.

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

                             BANCFIRST CORPORATION
                  SELECTED CONSOLIDATED FINANCIAL STATISTICS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                             Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
                                                         ---------------------------       ---------------------------
 PERFORMANCE STATISTICS                                     2000             1999             2000             1999
                                                         ----------       ----------       ----------       ----------
 Net income per share - basic                            $     0.79       $     0.66       $     1.55       $     1.32
 Net income per share - diluted                                0.78             0.65             1.54             1.30
 Cash dividends per share                                      0.16             0.14             0.32             0.28
 Return on average assets                                      1.08%            1.04%            1.07%            1.07%
 Return on average stockholders' equity                       15.05            11.23            14.94            11.63
 Efficiency ratio                                             65.06            67.84            65.40            66.16

 BALANCE SHEET AND ASSET QUALITY                                                     June 30,
                                                                          ---------------------------      December 31,
   STATISTICS                                                                2000             1999             1999
                                                                          ----------       ----------       ----------
 Book value per share                                                     $    21.34       $    19.68       $    20.30
 Tangible book value per share                                                 18.55            16.87            17.34
 Average loans to deposits (year-to-date)                                      71.07%           68.41%           68.61%
 Nonperforming and restructured assets to total assets                          0.61             0.55             0.61
 Allowance for loan losses to total loans                                       1.58             1.50             1.55
 Allowance for loan losses to nonperforming
   and restructured loans                                                     210.86           189.05           183.47

 CONSOLIDATED AVERAGE BALANCE SHEETS                                          Three Months Ended June 30,
   AND INTEREST MARGIN ANALYSIS                          ------------------------------------------------------------------------
                                                                      2000                                       1999
                                                         -------------------------------              ---------------------------
   Taxable Equivalent Basis                                Average           Average                   Average          Average
 Earning assets:                                           Balance          Yield/Rate                 Balance         Yield/Rate
                                                         ----------         ----------               ---------         ----------
   Loans                                                 $1,517,089               9.43%              $1,351,670              8.94%
   Securities                                               587,310               6.28                  564,257              5.96
   Federal funds sold                                        31,604               6.27                  123,947              4.66
                                                         ----------                                  ----------
     Total earning assets                                 2,136,003               8.52                2,039,874              7.86
                                                         ----------                                  ----------
 Nonearning assets:
   Cash and due from banks                                  128,457                                     126,908
   Interest receivable and other assets                     130,752                                     116,201
   Allowance for possible loan losses                       (23,831)                                    (20,360)
                                                         ----------                                  ----------
     Total nonearning assets                                235,378                                     222,749
                                                         ----------                                  ----------
     Total assets                                        $2,371,381                                  $2,262,623
                                                         ==========                                  ==========
 Interest-bearing liabilities:
   Interest-bearing deposits                             $1,659,331               4.34%              $1,539,144              3.90%
   Short-term borrowings                                     27,192               6.21                   33,465              5.05
   Long-term borrowings                                      27,373               6.32                   19,488              5.95
   9.65% Capital Securities                                  25,000               9.82                   25,000              9.82
                                                         ----------                                  ----------
     Total interest-bearing liabilities                   1,738,896               4.48                1,617,097              4.04
                                                         ----------                                  ----------
 Interest-free funds:
   Noninterest-bearing deposits                             446,263                                     423,325
   Interest payable and other liabilities                    16,093                                      12,630
   Stockholders' equity                                     170,129                                     209,571
                                                         ----------                                  ----------
     Total interest-free funds                              632,485                                     645,526
                                                         ----------                                  ----------
     Total liabilities and stockholders' equity          $2,371,381                                  $2,262,623
                                                         ==========                                  ==========
 Net interest spread                                                              4.04%                                      3.82%
                                                                            ==========                                 ==========
 Net interest margin                                                              4.87%                                      4.66%
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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Stockholders held on May 25, 2000, the following matters were voted upon, with the votes indicated:

                                                                             Number of Shares
                                                  ---------------------------------------------------------------------
Description of Proposal                                                                                     Broker
                                                      Voted for         Withheld                           non-votes
                                                  ---------------   --------------                    -----------------

Proposal No. 1-Election of Directors

Class II Directors
Jim Daniel                                              5,670,153           26,023                              233,909
Robert A. Gregory                                       5,672,653           23,523                              233,909
J.R. Hutchens, Jr.                                      5,671,953           24,223                              233,909
T.H. McCasland, Jr.                                     5,672,653           23,523                              233,909
Paul B. Odom, Jr.                                       5,669,653           26,523                              233,909
H.E. Rainbolt                                           5,499,503          196,673                              233,909

                                                                             Number of Shares
                                                  ---------------------------------------------------------------------
                                                                         Voted                              Broker
                                                      Voted for         against         Abstained          non-votes
                                                  ---------------   --------------   --------------   -----------------
Proposal No. 2-Ratification of Arthur Andersen
     as Independent Accountants                         5,694,804            1,223              150             233,909

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

   Exhibit
   Number                              Exhibit
   -------     -----------------------------------------------------------------
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

     27.1*     Financial Data Schedule for the six months ended June 30, 2000.
--------------------------------------------------------------------------------

*Filed herewith


     (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.



                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BANCFIRST CORPORATION
                                       ---------------------
                                           (Registrant)



Date August 10, 2000                   \s\ Randy P. Foraker
     ---------------                   -----------------------------------
                                                  (Signature)
                                       Randy P. Foraker
                                       Senior Vice President and Controller;
                                       Assistant Secretary/Treasurer
                                       (Principal Accounting Officer)