Form 10-Q
period 2000-09-30
BANCFIRST CORP /OK/
filed 2000-11-16
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________________to________________

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

        --------------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

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

  As of October 31, 2000 there were 8,321,768 shares of the registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             BANCFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                      SEPTEMBER 30,
                                                                               ----------------------------       DECEMBER 31,
                                                                                  2000              1999               1999
                                                                               ----------        ----------         ----------
ASSETS
Cash and due from banks                                                        $  120,253        $  105,006         $  126,691
Interest-bearing deposits with banks                                                1,477               189              1,715
Federal funds sold                                                                 15,700            63,000             51,666
Securities (market value: $565,021, $564,712 and $595,509,
 respectively)                                                                    565,609           565,438            596,715
Loans:
  Total loans (net of unearned interest)                                        1,566,445         1,364,179          1,455,481
  Allowance for loan losses                                                       (24,076)          (20,173)           (22,548)
                                                                               ----------        ----------         ----------
       Loans, net                                                               1,542,369         1,344,006          1,432,933
Premises and equipment, net                                                        54,172            49,087             52,467
Other real estate owned                                                             2,184             1,099              1,612
Intangible assets, net                                                             21,748            22,243             24,087
Accrued interest receivable                                                        21,795            20,662             20,771
Other assets                                                                       31,160            25,266             27,150
                                                                               ----------        ----------         ----------
       Total assets                                                            $2,376,467        $2,195,996         $2,335,807
                                                                               ==========        ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                          $  491,207        $  421,886         $  460,131
  Interest-bearing                                                              1,598,665         1,524,623          1,622,565
                                                                               ----------        ----------         ----------
       Total deposits                                                           2,089,872         1,946,509          2,082,696
Short-term borrowings                                                              37,634            20,284             22,091
Long-term borrowings                                                               27,714            23,566             26,392
9.65% Capital Securities                                                           25,000            25,000             25,000
Accrued interest payable                                                            8,525             8,104              8,421
Other liabilities                                                                   7,463             7,905              6,493
                                                                               ----------        ----------         ----------
       Total liabilities                                                        2,196,208         2,031,368          2,171,093
                                                                               ==========        ==========         ==========
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued: 8,073,730, 8,166,203 and                  8,074             8,166              8,112
   8,112,170, respectively)
  Capital surplus                                                                  47,281            46,520             46,766
  Retained earnings                                                               127,029           110,754            113,344
  Accumulated other comprehensive income                                           (2,125)            (812 )            (3,508)
                                                                               ----------        ----------         ----------
       Total stockholders' equity                                                 180,259           164,628            164,714
                                                                               ----------        ----------         ----------
       Total liabilities and stockholders' equity                              $2,376,467        $2,195,996         $2,335,807
                                                                               ==========        ==========         ==========


See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  ------------------------       ------------------------
                                                                     2000           1999            2000           1999
                                                                  ---------      ---------       ---------      ---------
INTEREST INCOME
Loans, including fees                                             $  37,377      $  30,174       $ 106,266      $  89,963
Securities:
  Taxable                                                             8,123          7,696          24,931         22,834
  Tax-exempt                                                            525            625           1,605          1,872
Federal funds sold                                                       48          1,163           1,101          4,327
Interest-bearing deposits with banks                                     20              7              48             28
                                                                  ---------      ---------       ---------      ---------
          Total interest income                                      46,093         39,665         133,951        119,024
                                                                  ---------      ---------       ---------      ---------
INTEREST EXPENSE
Deposits                                                             18,497         15,205          53,561         45,346
Short-term borrowings                                                   908            287           1,441          1,366
Long-term borrowings                                                    446            339           1,290            855
9.65% Capital Securities                                                612            611           1,835          1,835
                                                                  ---------      ---------       ---------      ---------
          Total interest expense                                     20,463         16,442          58,127         49,402
                                                                  ---------      ---------       ---------      ---------
Net interest income                                                  25,630         23,223          75,824         69,622
Provision for loan losses                                               840            418           3,309          1,823
                                                                  ---------      ---------       ---------      ---------
          Net interest income after provision
          for loan losses                                            24,790         22,805          72,515         67,799
                                                                  ---------      ---------       ---------      ---------
NONINTEREST INCOME
Service charges on deposits                                           4,354          4,188          12,812         12,174
Securities transactions                                                  (1)           248               1            244
Other                                                                 3,350          2,825           9,361          9,301
                                                                  ---------      ---------       ---------      ---------
         Total noninterest income                                     7,703          7,261          22,174         21,719
                                                                  ---------      ---------       ---------      ---------
NONINTEREST EXPENSE
Salaries and employee benefits                                       12,156         11,542          36,233         34,360
Occupancy and fixed assets expense, net                               1,476          1,371           4,151          3,645
Depreciation                                                          1,273          1,195           3,825          3,599
Amortization                                                            931            912           2,808          2,732
Data processing services                                                630            542           1,903          1,642
Net expense from other real estate owned                                445             91             313            130
Other                                                                 5,110          4,817          15,078         14,626
                                                                  ---------      ---------       ---------      ---------
          Total noninterest expense                                  22,021         20,470          64,311         60,734
                                                                  ---------      ---------       ---------      ---------
Income before taxes                                                  10,472          9,596          30,378         28,784
Income tax expense                                                   (3,516)       (3,566 )        (10,881)       (10,664)
                                                                  ---------      ---------       ---------      ---------
          Net income                                                  6,956          6,030          19,497         18,120
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities                             2,460         (1,018)          1,383         (6,243)
                                                                  ---------      ---------       ---------      ---------
          Comprehensive income                                    $   9,416      $   5,012       $  20,880      $  11,877
                                                                  =========      =========       =========      =========

NET INCOME PER COMMON SHARE
Basic                                                             $    0.86          $0.74       $    2.41      $    2.06
                                                                  =========      =========       =========      =========
Diluted                                                           $    0.85          $0.73       $    2.39      $    2.03
                                                                  =========      =========       =========      =========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                   ----------------------------------
                                                                                        2000                1999
                                                                                   --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                $      23,614     $        22,871
                                                                                   --------------     ---------------
INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions and divestitures                             --             (12,251)
Purchases of securities:
  Held for investment                                                                     (14,745)            (33,370)
  Available for sale                                                                      (22,667)            (92,136)
Maturities of securities:
  Held for investment                                                                      17,895              50,576
  Available for sale                                                                       51,563              81,724
Proceeds from sales of held for investment:                                                 1,300                 693
  Net decrease in federal funds sold                                                       35,966             124,369
  Purchases of loans                                                                       (2,354)            (11,251)
Proceeds from sales of loans                                                              101,623             120,830
Net other increase in loans                                                              (212,720)           (139,851)
Purchases of premises and equipment                                                        (8,303)             (7,504)
Proceeds from the sale of other real estate owned and repossessed                             948               2,210
 assets
Other, net                                                                                  2,498               1,860
                                                                                   --------------     ---------------
          Net cash provided (used) by investing activities                                (48,996)            (85,899)
                                                                                   --------------     ---------------

FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings                                 23,916             (52,563)
 deposits
Net decrease in certificates of deposits                                                  (16,740)            (10,184)
Net increase (decrease) in short-term borrowings                                           15,543             (34,557)
Net increase in long-term borrowings                                                        1,322              10,600
Issuance of common stock                                                                      548               1,453
Acquisition of common stock                                                                (2,000)            (47,027)
Cash dividends paid                                                                        (3,883)             (3,593)
                                                                                   --------------     ---------------
          Net cash used by financing activities                                            18,706            (135,871)
                                                                                   --------------     ---------------

Net decrease in cash and due from banks                                                    (6,676)            (27,101)
Cash and due from banks at the beginning of the period                                    128,406             132,296
                                                                                   --------------     ---------------
Cash and due from banks at the end of the period                                   $      121,730     $       105,195
                                                                                   ==============     ===============

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest                                           $       58,023     $        65,821
                                                                                   ==============     ===============
Cash paid during the period for income taxes                                       $       12,157     $         9,426
                                                                                   ==============     ===============


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

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -A Replacement of FASB Statement No. 125". This Statement is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of this standard will have a material effect on its consolidated financial statements.

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

     In October 2000, BancFirst Corporation completed the acquisition of First Southwest Corporation of Frederick,

Oklahoma ("First Southwest") which had total assets of approximately $118,000. All of the outstanding shares of First Southwest common stock were exchanged for 266,681 shares of BancFirst Corporation common stock and approximately $4,335 of cash. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company's consolidated financial statements from the date of the acquisition forward. Total intangible assets of $4,279 were recorded for the purchase. The acquisition is not expected to have a material effect on the results of operations of the Company for 2000.

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

(5)  SECURITIES

     The table below summarizes securities held for investment and securities available for sale.

                                                                                  SEPTEMBER 30,
                                                                             -------------------------       DECEMBER 31,
                                                                               2000            1999             1999
                                                                             --------        --------         --------
        Held for investment at cost (market value; $90,453,                  $ 91,041        $103,788         $129,481
          $103,062, and $128,275, respectively)
        Available for sale, at market value                                   474,568         461,650          467,234
                                                                             --------        --------         --------
             Total                                                           $565,609        $565,438         $596,715
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

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                      ----------------------      ----------------------
                                                        2000          1999          2000          1999
                                                      --------      --------      --------      --------
      Unrealized gain (loss) during the period:
      Before-tax amount                               $  3,795      $    133      $  2,344      $ (9,543)
      Tax (expense) benefit                             (1,335)       (1,151)         (961)        3,300
                                                      --------      --------      --------      --------
      Net-of-tax amount                               $  2,460      $ (1,018)     $  1,383      $ (6,243)
                                                      --------      --------      --------      --------

      The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30,             SEPTEMBER 30,
                                                      ----------------------      ----------------------
                                                        2000          1999          2000          1999
                                                      --------      --------      --------      --------
Unrealized gain (loss) on securities:
Beginning balance                                     $ (4,585)     $    206      $ (3,508)     $  5,431
Current period change                                    2,460        (1,018)        1,383        (6,243)
                                                      --------      --------      --------      --------
Ending balance                                        $ (2,125)     $   (812)     $ (2,125)     $   (812)
                                                      ========      ========      ========      ========

(7)  NET INCOME PER COMMON SHARE

     Basic and diluted net income per common share are calculated as follows:

                                                                   INCOME            SHARES              PER SHARE
                                                                (NUMERATOR)       (DENOMINATOR)            AMOUNT
                                                                -----------       -------------          ---------
        THREE MONTHS ENDED SEPTEMBER 30, 2000
        -------------------------------------
        BASIC
        Income available to common stockholders                 $     6,956           8,074,223          $    0.86
                                                                                                         =========
        Effect of stock options                                          --              76,340
                                                                -----------       -------------
        DILUTED
        Income available to common stockholders
          plus assumed exercises of stock options               $     6,956           8,150,563          $    0.85
                                                                ===========       =============          =========
        THREE MONTHS ENDED SEPTEMBER 30, 1999
        -------------------------------------
        BASIC
        Income available to common stockholders                 $     6,030           8,167,951          $    0.74
                                                                                                         =========
        Effect of stock options                                          --             101,306
                                                                -----------       -------------
        DILUTED

        Income available to common stockholders
          plus assumed exercises of stock options               $     6,030           8,269,257          $    0.73
                                                                ===========       =============          =========
        NINE MONTHS ENDED SEPTEMBER 30, 2000
        -------------------------------------
        BASIC
        Income available to common stockholders                 $    19,497           8,099,688          $    2.41
                                                                                                         =========
        Effect of stock options                                          --              71,294
                                                                -----------       -------------
        DILUTED

        Income available to common stockholders
          plus assumed exercises of stock options               $    19,497           8,170,982          $    2.39
                                                                ===========       =============          =========
        NINE MONTHS ENDED SEPTEMBER 30, 1999
        ------------------------------------
        BASIC
        Income available to common stockholders                 $    18,120           8,808,075          $    2.06
                                                                                                         =========
        Effect of stock options                                         --             113,174
                                                               -----------       -------------
        DILUTED
        Income available to common stockholders
          plus assumed exercises of stock options               $    18,120           8,921,249          $    2.03
                                                                ===========       =============          =========

   Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options' exercise prices were greater than the average market price of the common shares.

                                                           AVERAGE
                                                           EXERCISE
                                              SHARES        PRICE
                                             -------      ----------
Three Months Ended September 30, 2000        234,500        $33.92
Three Months Ended September 30, 1999        125,815        $36.54
Nine Months Ended September 30, 2000         269,555        $33.58
Nine Months Ended September 30, 1999         109,214        $36.80

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

                                                                      OTHER          EXECUTIVE,
                                METROPOLITAN       COMMUNITY        FINANCIAL        OPERATIONS       ELIMIN-         CONSOL-
                                    BANKS            BANKS          SERVICES         & SUPPORT        ATIONS           IDATED
                                ------------       ----------       --------         ----------       ------         ---------

THREE MONTHS ENDED:
 SEPTEMBER 30, 2000
 Net interest income (expense)    $  8,337         $   17,017       $    475         $     (199)      $       --     $   25,630
 Noninterest income                  1,428              4,005          1,486             15,101          (14,317)         7,703
 Income before taxes                 3,844              9,167            689             11,089          (14,317)        10,472
 SEPTEMBER 30, 1999
 Net interest income (expense)    $  6,007         $   17,111       $  1,037         $     (931)      $       (1)    $   23,223
 Noninterest income                  1,175              3,789          1,569              7,524           (6,796)         7,261
 Income before taxes                 2,727              9,370            777              3,518           (6,796)         9,596

NINE MONTHS ENDED:
 SEPTEMBER 30, 2000
 Net interest income (expense)    $ 24,254         $   51,184       $  2,351         $   (1,965)      $       --     $   75,824
 Noninterest income                  4,313             11,873          4,070             32,090          (30,172)        22,174
 Income before taxes                 9,675             29,039          1,763             20,073          (30,172)        30,378
 SEPTEMBER 30, 1999
 Net interest income (expense)    $ 17,184         $   50,944       $  3,524         $   (2,021)      $       (9)    $   69,622
 Noninterest income                  3,394             12,196          4,218             21,340          (19,429)        21,719
 Income before taxes                 7,571             27,878          2,136             10,495          (19,296)        28,784

TOTAL ASSETS:
 September 30, 2000               $819,565         $1,598,388       $106,544         $  371,360       $ (519,390)    $2,376,467
 September 30, 1999               $566,190         $1,610,299       $ 98,245         $  111,188       $ (189,926)    $2,159,107

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY

   Net income for the third quarter ended September 30, 2000 was $6.96 million, up from $6.03 million for the third quarter of 1999. Diluted net income per share was $0.85, up from $0.73 for the third quarter of 1999, as the combined result of the higher earnings and a Dutch auction issuer tender offer completed in June 1999, under which the Company repurchased 1,186,502 shares of its common stock for $45.1 million. Net income for the first nine months of 2000 was $19.5 million, up from $18.1 million for the first nine months of 1999. Diluted net income per share for the nine months was $2.39 and $2.03 for 2000 and 1999, respectively.

   Total assets at September 30, 2000 were $2.38 billion, up $40 million from December 31, 1999 and $180 million from September 30, 1999. The asset growth compared to the third quarter of 1999 was due in part to the acquisition of First State Bank of Oklahoma City, Oklahoma in December 1999, which added approximately $109 million of assets. Stockholders' equity was $180 million at September 30, 2000, an increase of $15.5 million compared to December 31, 1999, and $15.6 million compared to September 30, 1999.

   In March 2000, BancFirst Corporation became a financial holding company under the new Gramm-Leach-Bliley financial services modernization law. This will allow the Company to expand into new financial activities such as insurance underwriting, securities underwriting and dealing, and mutual fund distribution.

   In October 2000, BancFirst Corporation completed the acquisition of First Southwest Corporation of Frederick, Oklahoma ("First Southwest") which had total assets of approximately $118 million. All of the outstanding shares of First Southwest common stock were exchanged for 266,681 shares of BancFirst Corporation common stock and approximately $4.34 million in cash. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company's consolidated financial statements from the date of the acquisition forward. Total intangible assets of $4.28 million were recorded for the purchase. The acquisition is not expected to have a material effect on the results of operations of the Company for 2000.


RESULTS OF OPERATIONS

THIRD QUARTER

   Net interest income increased $2.41 million compared to the third quarter of 1999, primarily as a result of an increase in the net interest margin from 4.66% to 4.85%. Average net earning assets increased $31.6 million compared to the third quarter of 1999, while net interest spread increased to 3.91% from 3.88% for the third quarter of 1999. The higher net interest spread and net interest margin are the product of rising interest rates in late 1999 and early 2000, loan growth, and the Company's ability to control its funding costs in the short run. These conditions have resulted in the Company's yield on its earning assets rising faster than the rate on its interest-bearing liabilities.

   The Company provided $840,000 for loan losses in the third quarter, compared to $418,000 for the third quarter of 1999. The higher provisions in 2000 were due to loan growth and higher classified and nonperforming loans. Net loan charge-offs were $1.07 million for the third quarter of 2000, compared to $509,000 for the second quarter of 1999. The net charge-offs represent annualized rates of only 0.27% and 0.15% of total loans for the third quarter of 2000 and 1999, respectively.

   Noninterest income increased $442,000, or 6.08%, compared to the third quarter of 1999. Noninterest expense increased $1.55 million, or 7.58%, compared to the third quarter of 1999, which includes a $400,000 write down on a building held for sale in the third quarter of 2000. These increases were also due in part to the acquisition of First State

Bank.

   Income tax expense decreased $50,000 compared to the third quarter of 1999 due to $290,000 of tax benefits recorded in the third quarter of 2000 in connection with the finalization of the Company's 1999 tax returns. The effective tax rate on income before taxes was 33.57%, down from 37.16% in the third quarter of 1999.

YEAR-TO-DATE

   Net interest income increased $6.20 million compared to the first nine months of 1999, primarily as a result of an increase in the net interest margin to 4.84% from 4.66%. Average net earning assets increased $2.73 million, while net interest spread increased to 3.91% from 3.86%. The higher net interest spread and net interest margin are the product of rising interest rates in late 1999 and early 2000, loan growth, and the Company's ability to control its funding costs in the short run. These conditions have resulted in the Company's yield on its earning assets rising faster than the rate on its interest-bearing liabilities.

   The Company provided $3.31 million for loan losses in the first nine months, compared to $1.82 million for the same period of 1999. The higher provisions in 2000 were due to loan growth and higher classified and nonperforming loans. Net loan charge-offs were only $1.78 million for the first nine months of 2000, compared to $1.31 for the first nine months of 1999. The net charge-offs represent annualized rates of only 0.15% and 0.13% of total loans for the first nine months of 2000 and 1999, respectively.

   Noninterest income increased only $455,000 compared to the first nine months of 1999 due to a gain on the sale of a branch in the first quarter of 1999. Excluding this gain, noninterest income increased $1.36 million, or 6.51%. Noninterest expense increased $3.58 million, or 5.89%, compared to the first nine months of 1999. These increases were due in part to the acquisition of First State Bank.

   Income tax expense increased $217,000 compared to the first nine months of 1999. The effective tax rate on income before taxes was 35.82%, compared to 37.05% for the same period of 1999.

FINANCIAL POSITION

   Federal funds sold decreased $36 million from December 31, 1999 and $47.3 million from September 30, 1999. Due to loan growth exceeding deposit growth, the Company has become a net borrower of federal funds.

   Total securities decreased $31.1 million compared to December 31, 1999 and increased $171,000 compared to September 30, 1999. The size of the Company's securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The main factors in the changes in total securities were changes in funding from deposits and use of funds for loan growth. The net unrealized loss on securities available for sale was $2.80 million at the end of the third quarter of 2000, compared to a loss of $5.14 million at December 31, 1999 and a loss of $1.29 million at September 30, 1999. The average taxable equivalent yield on the securities portfolio for the third quarter increased to 6.21% from 6.02% for the same quarter of 1999.

   Total loans increased $111 million from December 31, 1999 and $202 million from September 30, 1999, due to internal growth and approximately $60 million of loans acquired from First State Bank. The allowance for loan losses increased $1.53 million from year-end 1999 and $3.90 million from the third quarter of 1999. The allowance as a percentage of total loans was 1.54%, 1.55% and 1.48% at September 30, 2000, December 31, 1999 and September 30, 1999, respectively. The allowance to nonperforming and restructured loans at the same dates was 228.71%, 183.47% and 169.42%, respectively.

   Nonperforming and restructured assets totaled $13.3 million at September 30, 2000, compared to $14.2 million at December 31, 1999 and $13.2 million at September 30, 1999. Although the ratio of nonperforming and restructured assets to total assets is only 0.56%, it is reasonable to expect nonperforming loans and loan losses to rise over time to historical norms as a result of future economic and credit cycles.

   Total deposits increased $7.18 million compared to December 31, 1999, although average deposits for the quarter were $92.9 million higher than in the fourth quarter of 1999. The increase in average deposits is the result of internal growth and the acquisition of First State Bank, which added approximately $109 million in deposits. Compared to September 30, 1999, total deposits increased $143 million. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 12% of total deposits at September 30, 2000.

   Short-term borrowings increased $15.5 million from December 31, 1999 and $17.4 million from September 30, 1999. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

   Long-term borrowings increased $1.32 million from year-end 1999 and $4.15 million from the third quarter of 1999 due to additional Federal Home Loan Bank borrowings. The Company uses these borrowings primarily to match-fund long-term fixed-rate loans.

   Stockholders' equity increased to $180 million from $165 million at both year-end 1999 and September 30, 1999, primarily as a result of accumulated earnings. Average stockholders' equity to average assets for the quarter was 7.45%, compared to 7.31% for the third quarter of 1999. In June 1999, the Company repurchased 1,186,502 shares of its common stock, which reduced stockholders' equity by $45.1 million. The Company's leverage ratio and total risk-based capital ratio were 7.88% and 12.71%, respectively, at September 30, 2000, well in excess of the regulatory minimums.

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

                             BANCFIRST CORPORATION
                  SELECTED CONSOLIDATED FINANCIAL STATISTICS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                           ------------------------         -------------------------
 PERFORMANCE STATISTICS                      2000           1999              2000            1999
                                           ---------      ---------         ---------       ---------
 Net income per share - basic              $    0.86      $     0.74        $     2.41      $     2.06
 Net income per share - diluted                 0.85            0.73              2.39            2.03
 Cash dividends per share                       0.16            0.14              0.48            0.42
 Return on average assets                       1.16%           1.07%             1.11%           1.07%
 Return on average stockholders' equity        15.61           14.68             15.22           12.50
 Efficiency ratio                              66.06           67.15             65.62           66.49

                                                                  SEPTEMBER 30,
                                                           ----------------------------     DECEMBER 31,
 BALANCE SHEET AND ASSET QUALITY                              2000              1999            1999
  STATISTICS                                               ----------        ----------      ----------
 Book value per share                                      $    22.33        $    20.16      $    20.30
 Tangible book value per share                                  19.63             17.44           17.34
 Average loans to deposits  (year-to-date)                      72.42%            68.34%          68.61%

 Nonperforming and restructured assets to total assets           0.56              0.60            0.61
 Allowance for loan losses to total loans                        1.54              1.48            1.55
 Allowance for loan losses to nonperforming
   and restructured loans                                      228.71            169.42          183.47

                                                                   THREE MONTHS ENDED SEPTEMBER 30,
 CONSOLIDATED AVERAGE BALANCE SHEETS          ------------------------------------------------------------------------
  AND INTEREST MARGIN ANALYSIS                              2000                                    1999
                                              -------------------------------           ------------------------------
  TAXABLE EQUIVALENT BASIS                      AVERAGE             AVERAGE               AVERAGE            AVERAGE
 Earning assets:                                BALANCE            YIELD/RATE             BALANCE           YIELD/RATE
                                              ------------         ----------           -----------         ----------
   Loans                                      $  1,558,326               9.55%          $ 1,350,909               8.90%
   Securities                                      570,240               6.21               571,005               6.02
   Federal funds sold                                4,301               6.27                94,638               4.90
                                              ------------                              -----------
     Total earning assets                        2,132,867               8.65             2,016,552               7.89
                                              ------------                              -----------
 Nonearning assets:
   Cash and due from banks                         135,892                                  117,265
   Interest receivable and other assets            129,133                                  115,698
   Allowance for possible loan losses              (24,294)                                 (20,230)
                                              ------------                              -----------
     Total nonearning assets                       240,732                                  212,733
                                              ------------                              -----------
     Total assets                             $  2,373,598                              $ 2,229,285
                                              ============                              ===========
 Interest-bearing
  liabilities:
   Interest-bearing deposits                  $  1,605,559               4.57%          $ 1,554,627               3.88%
   Short-term borrowings                            55,021               6.55                24,869               4.58
   Long-term borrowings                             25,963               6.82                22,300               6.03
   9.65% Capital Securities                         25,000               9.71                25,000               9.70
                                              ------------                              -----------
     Total interest-bearing liabilities          1,711,543               4.74             1,626,796               4.01
                                              ------------                              -----------
 Interest-free funds:
   Noninterest-bearing deposits                    469,046                                  425,842
   Interest payable and other liabilities           16,274                                   13,636
   Stockholders' equity                            176,736                                  163,011
                                              ------------                              -----------
     Total interest-free funds                     662,055                                  602,489
                                              ------------                              -----------
     Total liabilities and
      stockholders' equity                    $  2,373,598                              $ 2,229,285
                                              ============                              ===========

 Net interest spread                                                     3.91%                                    3.88%
                                                                   ==========                               ==========
 Net interest margin                                                     4.85%                                    4.66%
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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits

 EXHIBIT
 NUMBER                                          EXHIBIT
--------    ----------------------------------------------------------------------------------------
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

   27.1*    Financial Data Schedule for the nine months ended September 30, 2000.
----------------------------------------------------------------------------------------------------

*Filed herewith
------------------------------------------------------------------------------------------

   (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BANCFIRST CORPORATION
                                    ---------------------
                                           (Registrant)



Date November 14, 2000              /s/ Randy P. Foraker
     -----------------              ---------------------------------------
                                           (Signature)
                                    Randy P. Foraker
                                    Senior Vice President and Controller;
                                    Assistant Secretary/Treasurer
                                    (Principal Accounting Officer)