Form 10-K
period 2000-12-31
BANCFIRST CORP /OK/
filed 2001-03-30
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000      Commission File Number 0-14384

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

               101 North Broadway, Oklahoma City, Oklahoma 73102
               -------------------------------------------------
              (Address of principal executive offices)(Zip Code)

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

Yes  X   No _____
   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate value of the Common Stock held by nonaffiliates of the registrant as of February 28, 2001 was approximately $136,046,000.

     As of February 28, 2001, there were 8,319,889 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the May 24, 2001 Annual Meeting of Stockholders of registrant (the "2001 Proxy Statement") to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

                                    FORM 10-K

                              CROSS-REFERENCE INDEX

  Item                                       PART I                                                    Page
--------    ------------------------------------------------------------------------------------      ------
   1.         Business                                                                                   3

   2.         Properties                                                                                10

   3.         Legal Proceedings                                                                         10

   4.         Submission of Matters to a Vote of Security Holders                                       10


                                             PART II
            ------------------------------------------------------------------------------------

   5.         Market for the Registrant's Common Stock and Related Stockholder Matters                  10

   6.         Selected Financial Data                                                                   11

   7.         Management's Discussion and Analysis of Financial Condition and                           11
              Results of Operations

   7A.        Quantitative and Qualitative Disclosures About Market Risk                                11

   8.         Financial Statements and Supplementary Data                                               11

   9.         Changes in and Disagreements with Accountants on Accounting and Financial                 11
              Disclosure


                                             PART III
            ------------------------------------------------------------------------------------
   10.        Directors and Executive Officers of the Registrant                                        11

   11.        Executive Compensation                                                                    11

   12.        Security Ownership of Certain Beneficial Owners and Management                            12

   13.        Certain Relationships and Related Transactions                                            12


                                             PART IV
            ------------------------------------------------------------------------------------

   14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                           12

   Signatures                                                                                           14

   Financial Information                                                                            Appendix A

                                    PART I

Item 1. Business.

General

         BancFirst Corporation (the "Company") is an Oklahoma business corporation and a financial holding company under Federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the "Bank" or "BancFirst"), a state-chartered, Federal Reserve member bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust I, a Delaware Business Trust organized in January 1997, 100% of First Southwest Bank, an Oklahoma state-chartered bank, 75% of Century Life Assurance Company, an Oklahoma chartered insurance company, and Council Oak Partners LLC, an Oklahoma limited liability company engaged in merchant banking.

         The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. The Company has continued to expand through acquisitions and de-novo branches. BancFirst currently has 80 banking locations serving 43 communities throughout Oklahoma.

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

         Consumer lending activities of the Bank consist of traditional forms of financing for automobiles ,both direct and indirect, residential mortgage loans, home equity loans and other personal loans. In addition, the Bank is one of Oklahoma's largest providers of guaranteed student loans.

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

         BancFirst has the following principal subsidiaries: BancFirst Investment Corporation, a small business investment corporation; Citibanc Insurance Agency, Inc., a credit life insurance agency, which in turn owns BancFirst Agency, Inc., a title insurance agency; Lenders Collection Corporation, which is engaged in collection of troubled loans assigned to it by BancFirst; and Express Financial Corporation (formerly National Express Corporation), a money order company. All of these companies are Oklahoma corporations. In addition, BancFirst owns Mojave Asset Management Company and Desert Asset Management Company, which in turn own Delamar Asset Management Limited Partnership. These three subsidiaries are Nevada companies and are engaged in investing in loan participations.

         The Company had approximately 1,407 full-time equivalent employees as of December 31, 2000. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

Control of the Company

         Affiliates of the Company beneficially own approximately 57% of the shares of the Common Stock outstanding. Under Oklahoma law, holders of a majority of the outstanding shares of Common Stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the affiliates have the ability to control the business and affairs of the Company.

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

         In January 2001, BancFirst Corporation completed the acquisition of 75% of the outstanding common stock of Century Life Assurance Company ("Century Life") from Pickard Limited Partnership, a Rainbolt family partnership. Century Life underwrites credit life insurance, credit accident and health insurance, and ordinary life insurance. The Rainbolt family and affiliated entities collectively are the largest shareholders of the Company and two members of the family serve as the Company's Chairman and CEO. The purchase price was $5.43 million. At December 31, 2000, Century Life had total assets of $23 million and total stockholders' equity of $6.96 million. The acquisition will be accounted for as a book value purchase. Accordingly, the acquisition will be recorded based on the book value of Century Life and the effects of the acquisition will be included in the Company's consolidated financial statements from the date of the acquisition forward. The acquisition is not expected to have a material effect on the results of operations of the Company for 2001.

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

Bank Holding Company Regulation

         The Gramm-Leach-Bliley Act

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act") into law. Effective as of March 11, 2000, the Gramm-Leach-Bliley Act allows bank holding companies meeting management, capital and Community Reinvestment Act ("CRA") standards to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies; allows insurers and other financial services companies to acquire banks; removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. For a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Board of Governors of the Federal Reserve System that it elects to be a "financial holding company" (FHC"). In addition, to commence any new permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the CRA. In March 2000, the Company filed its declaration with the Federal Reserve Board to become an FHC.

         Under the Gramm-Leach-Bliley Act, a bank holding company that elects to become an FHC may engage in any activity that the Board of Governors of the Federal Reserve System, in consultation with Secretary of the Treasury, determines by regulation or order is (i) financial in nature, (ii) incidental to any such financial activity, or (iii) complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The act specifies certain activities that are deemed to be financial in nature, including:

         *   securities underwriting, dealing and market making

         *   sponsoring mutual funds and investment companies

         *   insurance underwriting and agency

         *   merchant banking activities

         * activities currently permitted for bank holding companies by the Federal Reserve under section 4(c)(8) of the Bank Holding Company Act.

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

         Bank Holding Company Act and Other Applicable Laws

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

         Interstate Banking and Branching

         Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount set by state law). Legislation passed by the Oklahoma legislature in 2000 eliminated the previously existing requirement that Oklahoma banks be in existence for a minimum of five years before being acquired by, or merged into, another bank, or acquired by an existing bank holding company, and increased the "deposit cap" from 15% to 20%, with the result that a business combination involving banks may not result in the control by the combined institution of more than 20% of the total deposits of insured depositary institutions located in Oklahoma.

         Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks had "opted out" of interstate branching by enacting specific legislation prior to June 1, 1997, in which case out-of-state banks would generally not be able to branch into that state, and banks headquartered in that state would not be permitted to branch into other states. Oklahoma elected to "opt-in" to interstate branching effective May 1997 and established a 12.25% deposit cap that was subsequently increased to 20%. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank may open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching. Oklahoma law permits de novo branching and, accordingly, state-chartered banks such as BancFirst are able to establish an unlimited number of de novo branches in Oklahoma.

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

Capital Adequacy Guidelines

         The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital consists of common and qualifying preferred stockholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated and other qualifying debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50 percent of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4 percent and the minimum total capital ratio is 8 percent. The Company's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2000 were 11.21% and 12.50%, respectively. At December 31, 2000, the Company had no subordinated debt that qualified as Tier 3 capital.

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

State Regulation

         BancFirst is an Oklahoma-chartered state bank. Accordingly, BancFirst's operations are subject to various requirements and restrictions of state law relating to loans, lending limits, interest rates payable on deposits, investments, mergers and acquisitions, borrowings, dividends, capital adequacy, and other matters. Because BancFirst is a member of the Federal Reserve System, Oklahoma law provides that BancFirst must maintain reserves against deposits as required by the Federal Reserve Act. BancFirst is subject to primary supervision, periodic examination and regulation by the Oklahoma State Banking Department and the Federal Reserve Board. The Oklahoma State Bank Commissioner is authorized by statute to accept a Federal Reserve System examination in lieu of a state examination. In practice, the Federal Reserve Board and the Oklahoma State Banking Department alternate examinations of BancFirst. If, as a result of an examination of a bank, the Oklahoma State Banking Department determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the management of the bank is violating or has violated any law or regulation, various remedies, including the remedy of injunction, are available to the Oklahoma State Banking Department. Oklahoma also permits the acquisition of an unlimited number of wholly-owned bank subsidiaries so long as aggregate deposits at the time of acquisition in a multi-bank holding company do not exceed 20% of the total amount of deposits of insured depository institutions located in Oklahoma.

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

Item 2.  Properties.

         The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include two main banks and 78 branches. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties.

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

Item 4.  Submission of Matters to Vote of Security Holders.

         There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2000.

                                    PART II

Item 5.  Market for the Company's Common Stock and Related Stockholder Matters.

         The Company's Common Stock is listed on the Nasdaq National Market System ("NASDAQ/NMS") and is traded under the symbol "BANF". The following table sets forth, for the periods indicated, (i) the high and low sales prices of the Company's Common Stock as reported in the NASDAQ/NMS consolidated transaction reporting system and (ii) the quarterly dividends declared on the Common Stock.


                                           Price Range
                               ------------------------------------
                                                          Cash
                                                        Dividends
                                  High         Low       Declared
                               ----------   ---------  ------------
          2000
          First Quarter         $ 34.250     $ 24.750     $ 0.16
          Second Quarter        $ 32.625     $ 25.000     $ 0.16
          Third Quarter         $ 34.250     $ 28.438     $ 0.16
          Fourth Quarter        $ 44.000     $ 31.813     $ 0.18

          1999
          First Quarter         $ 36.375     $ 32.625     $ 0.14
          Second Quarter        $ 36.750     $ 29.000     $ 0.14
          Third Quarter         $ 37.500     $ 31.125     $ 0.14
          Fourth Quarter        $ 37.125     $ 30.125     $ 0.16

         As of February 28, 2001 there were approximately 475 holders of record of the Common Stock.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Incorporated by reference from "Financial Review" contained on pages A-2 through A-16 of the attached Appendix.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Incorporated by reference from "Financial Review - Market Risk" contained on page A-15 of the attached Appendix.

Item 8.  Financial Statements and Supplementary Data.

         The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-17 through A-46 of the attached Appendix, and include the following:

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by Item 401 of Regulation S-K will be contained in the 2001 Proxy Statement under the caption "Election of Directors" and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2001 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

Item 11. Executive Compensation.

         The information required by Item 402 of Regulation S-K will be contained in the 2001 Proxy Statement under the caption "Compensation of Directors and Executive Officers" and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by Item 403 of Regulation S-K will be contained in the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

         The information required by Item 404 of Regulation S-K will be contained in the 2001 Proxy Statement under the caption "Transactions with Management" and is hereby incorporated by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

         (1)      Financial Statements:

                  Reports of Independent Accountants

                  Consolidated Balance Sheet at December 31, 2000 and 1999

                  Consolidated Statement of Income for the three years ended December 31, 2000

                  Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2000

                  Consolidated Statement of Cash Flows for the three years ended December 31, 2000

                  Notes to Consolidated Financial Statements

         The above financial statements are incorporated by reference from pages A-17 through A-46 of the attached Appendix.

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

         10.1 United Community Corporation (now BancFirst Corporation) Stock Option Plan (filed as Exhibit 10.09 to the Company's Registration Statement on Form S-4, file No. 33-13016 and incorporated herein by reference).

         10.2 BancFirst Corporation Employee Stock Ownership and Thrift Plan (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

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

         10.6*    BancFirst Corporation Non-Employee Directors' Stock Option
                  Plan.

         10.7*    BancFirst Corporation Directors' Deferred Stock Compensation
                  Plan.

         10.8* Stock Purchase Agreement dated November 14, 2000 among BancFirst Corporation, Pickard Limited Partnership and Century Life Assurance Company.

         22.1*    Subsidiaries of Registrant.

         23.1*    Consent of PricewaterhouseCoopers LLP.

         99.1 Stock Repurchase Program (filed as Exhibit 99.1 to the Company's Form 8-K dated November 18, 1999 and incorporated herein by reference).

          ______________________

         *        Filed herewith.

(b) No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2000.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2001                            BANCFIRST CORPORATION
                                          ---------------------
                                          (Registrant)


                                          /s/ David E. Rainbolt
                                          ------------------------------
                                          David E. Rainbolt
                                          President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.

/s/ H.E. Rainbolt                                 /s/ David E. Rainbolt
-------------------------------------             ----------------------------
H. E. Rainbolt                                    David E. Rainbolt
Chairman of the Board                             President, Chief Executive
(Principal Executive Officer)                     Officer and Director
                                                  (Principal Executive Officer)


/s/ Marion C. Bauman                              /s/ C. L. Craig, Jr.
-------------------------------------             ----------------------------
Marion C. Bauman                                  C. L. Craig, Jr.
Director                                          Director


                                                  /s/ James R. Daniel
_____________________________________             ----------------------------
William H. Crawford                               James R. Daniel
Director                                          Vice Chairman of the Board
                                                  (Principal Executive Officer

/s/ K. Gordon Greer                               /s/ Robert A. Gregory
-------------------------------------             ----------------------------
K. Gordon Greer                                   Robert A. Gregory
Vice Chairman of the Board                        Vice Chairman of the Board
(Principal Executive Officer)                     (Principal Executive Officer)

/s/ John C. Hugon
-------------------------------------             ____________________________
John C. Hugon                                     J. R. Hutchens, Jr.
Director                                          Director



______________________________________            _____________________________
William O. Johnstone                              J. Ralph McCalmont
Vice Chairman of the Board                        Director
(Principal Executive Officer)

_____________________________________             ____________________________
Tom H. McCasland, Jr.                             Melvin Moran
Director                                          Director


/s/ Paul B. Odom, Jr.
-------------------------------------             ____________________________
Paul B. Odom, Jr.                                 David Ragland
Director                                          Director


/s/ Joe T. Shockley, Jr.                          /s/ Randy Foraker
-------------------------------------             ----------------------------
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

                                  APPENDIX A

                             BancFirst Corporation

                         INDEX TO FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA

                                                                       Pages
                                                                    ------------
Financial Review                                                     A-2 to A-16


Selected Consolidated Financial Data                                     A-3


Reports of Independent Accountants                                  A-17 to A-18


Consolidated Balance Sheet                                              A-19


Consolidated Statement of Income                                        A-20


Consolidated Statement of Stockholders' Equity                          A-21


Consolidated Statement of Cash Flows                                    A-22


Notes to Consolidated Financial Statements                          A-23 to A-46

                               FINANCIAL REVIEW

          The following discussion is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 2000 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Selected Consolidated Financial Data included herein.

SUMMARY

          BancFirst Corporation's net income for 2000 was $26.2 million, an increase of 9.5% over the $23.9 million for 1999. This represents the Company's tenth consecutive year of record earnings. Diluted earnings per share grew 16% to $3.19 from $2.75 for 1999. Other profitability measures also improved with return on average assets increasing to 1.10% from 1.06% for 1999, and return on average equity increasing to 14.89% from 12.96% for 1999.

          Total assets increased to $2.57 billion, or 10%. Total loans grew by $211 million, or 14.5%, to $1.67 billion. Total deposits grew $185 million, or 8.8%, to $2.27 billion. Stockholders' equity increased $32.2 million to $197 million. Tangible book value per share increased by 19% to $20.63.

          Asset quality remained high in 2000 with nonperforming and restructured assets to total assets decreasing to 0.56%, compared to 0.61% for 1999. The allowance for loan losses to nonperforming and restructured loans was 207.85% at year-end 2000, compared to 183.47% at the end of 1999.

          In March 2000, BancFirst Corporation became a financial holding company under the new Gramm-Leach-Bliley financial services modernization law. This will allow the Company to expand into new financial activities such as insurance sales and underwriting, securities underwriting and dealing, and merchant banking. In October 2000, the Company completed its acquisition of First Southwest Corporation of Frederick, Oklahoma ("First Southwest") which had total assets of approximately $118 million. The Company also completed the acquisition of 75% of the outstanding common stock of Century Life Assurance Company ("Century Life"), an underwriter of credit life insurance, credit accident and health insurance, and ordinary life insurance, in January 2001. Century Life has total assets of approximately $23 million.

          The Company's principal subsidiary, BancFirst, is Oklahoma's largest state-chartered bank and is the second largest Oklahoma-based bank. The Company has 80 banking locations serving 43 communities across Oklahoma.

                     SELECTED CONSOLIDATED FINANCIAL DATA
                 (Dollars in thousands, except per share data)

                                                                               At and for the Year Ended December 31,
                                                               --------------------------------------------------------------------
                                                                  2000          1999          1998          1997           1996
                                                               -----------   -----------   -----------   -----------    -----------
Income Statement Data
Net interest income                                            $   102,335   $    93,235   $    92,752   $    84,221    $    77,965
Provision for loan losses                                            4,045         2,521         2,211         2,888          2,181
Noninterest income                                                  29,902        28,707        24,019        21,508         20,001
Noninterest expense                                                 87,724        81,453        80,482        71,455         62,386
Net income                                                          26,217        23,949        21,550        20,905         21,150
Balance Sheet Data
Total assets                                                   $ 2,570,255   $ 2,335,807   $ 2,335,883   $ 2,016,463    $ 1,863,056
Securities                                                         560,551       596,715       582,649       510,426        477,191
Total loans (net of unearned interest)                           1,666,338     1,455,481     1,338,879     1,249,705      1,125,278
Allowance for loan losses                                           25,380        22,548        19,659        17,458         16,569
Deposits                                                         2,267,397     2,082,696     2,024,800     1,761,210      1,654,333
Long-term borrowings                                                26,613        26,392        12,966         7,051         12,636
9.65% Capital Securities                                            25,000        25,000        25,000        25,000             --
Stockholders' equity                                               196,958       164,714       201,917       181,245        165,579
Per Common Share Data
As previously reported:
Net income - basic                                             $      3.22   $      2.79   $      2.32   $      2.48    $      2.41
Net income - diluted                                                  3.19          2.75          2.27          2.41           2.32
As restated for poolings of interests:
Net income - basic                                                    3.22          2.79          2.32          2.26           2.29
Net income - diluted                                                  3.19          2.75          2.27          2.21           2.22
Cash dividends                                                        0.66          0.58          0.50          0.42           0.34
Book value                                                           23.65         20.30         21.73         19.62          17.82
Tangible book value                                                  20.63         17.34         19.14         17.56          15.89
Selected Financial Ratios
Performance ratios:
Return on average assets                                              1.10%         1.06%         1.00%         1.09%          1.21%
Return on average stockholders' equity                               14.89         12.96         10.95         12.14          13.61
Cash dividend payout ratio                                           20.50         20.79         21.55         18.58          14.85
Net interest spread                                                   3.94          3.87          3.94          4.09           4.23
Net interest margin                                                   4.84          4.67          4.83          4.93           5.05
Efficiency ratio (excluding restructuring charges in 1998)           66.34         66.80         67.29         67.58          63.68
Balance Sheet Ratios:
Average loans to deposits                                            73.07%        68.61%        68.83%        70.12%         67.29%
Average earning assets to total assets                               90.11         90.11         90.17         90.28          90.09
Average stockholders' equity to average assets                        7.38          8.20          9.09          8.95           8.90
Asset Quality Ratios:
Nonperforming and restructured loans to total loans                   0.73%         0.85%         0.93%         0.68%          0.98%
Nonperforming and restructured assets to total assets                 0.56          0.61          0.60          0.51           0.70
Allowance for loan losses to total loans                              1.52          1.55          1.47          1.40           1.47
Allowance for loan losses to nonperforming
  and restructured loans                                            207.85        183.47        158.69        206.55         150.85
Net chargeoffs to average loans                                       0.17          0.16          0.14          0.20           0.13

       CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
                Taxable Equivalent Basis (Dollars in thousands)

                                          December 31, 2000               December 31, 1999               December 31, 1998
                                  -------------------------------- ------------------------------- -------------------------------
                                                Interest  Average               Interest   Average              Interest   Average
                                    Average     Income/    Yield/     Average    Income/   Yield/     Average    Income/    Yield/
                                    Balance     Expense     Rate      Balance    Expense    Rate      Balance    Expense     Rate
                                  -----------   -------- ---------   ---------- --------- ---------  ---------- --------- ----------
ASSETS
Earning assets:
 Loans (1)                         $1,542,795   $145,913     9.46%   $1,355,332 $121,406      8.96%  $1,290,577 $121,700      9.43%
 Investments - taxable                527,241     33,018     6.26       517,844   30,964      5.98      527,213   32,698      6.20
 Investments - tax exempt              50,869      3,386     6.66        50,627    3,303      6.52       43,269    3,356      7.76
 Federal funds sold                    29,649      1,814     6.12       106,362    5,299      4.98       91,736    4,835      5.27
                                  -----------   --------             ---------- --------             ---------- --------
   Total earning assets             2,150,554    184,131     8.56     2,030,165  160,972      7.93    1,952,775  162,589      8.33
                                  -----------   --------             ---------- --------             ---------- --------

Nonearning assets:
 Cash and due from banks              129,212                           123,527                         114,137
 Interest receivable and other
   assets                             130,707                           119,646                         116,910
 Allowance for loan losses            (23,939)                          (20,257)                        (18,138)
                                  -----------                        ----------                      ----------
   Total nonearning assets            235,980                           222,916                         212,909
                                  -----------                        ----------                      ----------
   Total assets                    $2,386,534                        $2,253,081                      $2,165,684
                                  ===========                        ==========                      ==========

LIABILITIES AND
 STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
 Transaction deposits              $   60,409      1,870     3.10%   $   36,256      796      2.20%  $  104,006    2,572      2.47%
 Savings deposits                     698,059     22,383     3.21       667,015   18,691      2.80      547,887   14,386      2.63
 Time deposits                        890,944     49,721     5.58       848,819   41,353      4.87      826,172   45,988      5.57
 Short-term borrowings                 31,712      1,898     5.99        32,766    1,628      4.97       40,191    2,161      5.38
 Long-term borrowings                  26,903      1,735     6.45        20,642    1,234      5.98       13,123      734      5.59
 9.65% Capital Securities              25,000      2,447     9.79        25,000    2,447      9.79       25,000    2,449      9.80
                                  -----------   --------             ---------- --------             ---------- --------
   Total interest-bearing
     liabilities                    1,733,027     80,054     4.62     1,630,498   66,149      4.06    1,556,379   68,290      4.39
                                  -----------   --------             ---------- --------             ---------- --------

Interest-free funds:
 Demand deposits                      461,870                           423,347                         396,802
 Interest payable and other
   liabilities                         15,584                            14,380                          15,642
 Stockholders' equity                 176,053                           184,856                         196,861
                                  -----------                        ----------                      ----------
   Total interest free funds          653,507                           622,583                         609,305
                                  -----------                        ----------                      ----------
   Total liabilities
     and stockholders' equity      $2,386,534                        $2,253,081                      $2,165,684
                                  ===========                        ==========                      ==========
Net interest income                             $104,077                        $ 94,823                        $ 94,299
                                                ========                        ========                        ========
Net interest spread                                          3.94%                            3.87%                           3.94%
                                                         ========                         ========                        ========
Net interest margin                                          4.84%                            4.67%                           4.83%
                                                         ========                         ========                        ========

(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income, which is the Company's principal source of operating revenue, increased $8.7 million on a taxable equivalent basis in 2000 compared to an increase of $524,000 in 1999. The net interest margin on a taxable equivalent basis for 2000 was 4.81%, compared to 4.67% for 1999 and 4.83% for 1998. Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the changes in net interest income. The Volume/Rate Analysis summarizes the relative contribution of each of these components to the increases in net interest income in 2000 and 1999. The increase in 2000 was primarily due to loan growth, which was partially offset by a decrease due to changes in interest rates. Average loans rose $187 million, or 13.8%, while average net earning assets increased only $17.9 million, or 4.48%. Rising interest rates and a relatively flat yield curve contributed to the negative rate variance. In 1999, average loans increased $64.8 million, or 5.02%, while average net earning assets increased only $3.27 million, or 0.83%. The continued low interest rate environment in 1999 resulted in a flatter yield curve and lower yields on the Company's assets. These changes resulted in a decrease in the net interest margin of 16 basis points.

         VOLUME/RATE ANALYSIS                         Change in 2000                             Change in 1999
                                             ----------------------------------        ----------------------------------
         Taxable Equivalent Basis                          Due to       Due to                      Due to        Due to
                                              Total       Volume(1)      Rate           Total      Volume(1)       Rate
                                             --------     ---------    --------        -------     ---------     --------
                                                                        (Dollars in thousands)
          INCREASE (DECREASE)
          Interest Income:
            Loans                            $ 23,950     $ 16,792     $  7,158        $  (294)    $  6,108      $ (6,402)
            Investments - taxable               2,054          562        1,492         (1,734)        (581)       (1,153)
            Investments - tax exempt               83           16           67            (53)         571          (624)
            Federal funds sold                 (3,485)      (3,822)         337            464          771          (307)
                                             --------     --------     --------        -------     --------      --------
               Total interest income           22,602       13,548        9,054         (1,617)       6,869        (8,486)
                                             --------     --------     --------        -------     --------      --------

          Interest Expense:
            Transaction deposits                1,074          530          544         (1,776)      (1,675)         (101)
            Savings deposits                    3,692          870        2,822          4,305        3,128         1,177
            Time deposits                       8,368        2,052        6,316         (4,635)       1,261        (5,896)
            Short-term borrowings                 270          (53)         323           (533)        (399)         (134)
            Long-term borrowings                  501          374          127            499          420            79
            9.65% Capital Securities               --           --           --             (1)          --            (1)
                                             --------     --------     --------        -------     --------      --------
               Total interest expense          13,905        3,773       10,132         (2,141)       2,735        (4,876)
                                             --------     --------     --------        -------     --------      --------

          Net interest income                $  8,697     $  9,775     $ (1,078)       $   524     $  4,134      $ (3,610)
                                             ========     ========     ========        =======     ========      ========

         (1) Changes due to changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

         Interest rate sensitivity analysis measures the sensitivity of the Company's net interest margin to changes in interest rates by analyzing the repricing relationship between its earning assets and interest-bearing liabilities. This analysis is limited by the fact that it presents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, and does not take into account the sensitivity of yields and rates of specific assets and liabilities to changes in market rates. In 2000, management continued its strategy of creating manageable negative interest sensitivity gaps. This approach takes advantage of the Company's stable core deposit base and the relatively short maturity and repricing frequency of its loan portfolio, as well as the historical existence of a positive yield curve, which enhances the net interest margin over the long term. Although interest rate risk is increased on a controlled basis by this position, it is somewhat mitigated by the Company's high level of liquidity.

         The Analysis of Interest Rate Sensitivity presents the Company's earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 2000. At that date, interest-bearing liabilities exceeded earning assets by $891 million in the three month interval. The Company's negative gap position increased in 2000 and 1999 as a result of the majority of its earning asset growth having a maturity or repricing frequency of one to five years. This negative gap position assumes that the Company's core savings and transaction deposits are immediately rate sensitive and reflects management's perception that the yield curve will be positively sloped over the long term. When the yield curve flattens, as it did in 1998 through 2000, the Company's net interest margin would be expected to decline, unless the Company adjusts its interest sensitivity gap position or employs other strategies to control the rise in rates on interest-bearing liabilities or to increase the yield on earning assets.

         ANALYSIS OF INTEREST RATE SENSITIVITY          Interest Rate Sensitive          Noninterest Rate Sensitive
                                                      ----------------------------      ---------------------------
         December 31, 2000                              0 to 3           4 to 12         1 to 5          Over 5
                                                        Months           Months          Years            Years          Total
                                                      ----------        ---------       ---------       ---------      ----------
          EARNING ASSETS
          Loans                                       $  559,596        $ 254,095       $ 619,242       $ 233,405      $1,666,338
          Federal funds sold and interest
            bearing deposits                              66,563               --              --              --          66,563
          Securities                                      51,625          100,176         320,861          87,889         560,551
                                                      ----------        ---------       ---------       ---------      ----------
               Total                                  $  677,784        $ 354,271       $ 940,103       $ 321,294      $2,293,452
                                                      ==========        =========       =========       =========      ==========

          FUNDING SOURCES
          Noninterest-bearing demand deposits (1)     $       --        $      --       $      --       $ 249,962      $  249,962
          Savings and transaction deposits               804,643               --              --              --         804,643
          Time deposits of $100 or more                  221,502           59,459             886              --         281,847
          Time deposits under $100                       504,151          161,589           5,397              --         671,137
          Short-term borrowings                           37,292               --              --              --          37,292
          Long-term borrowings                             1,034            3,201          15,613           6,765          26,613
          9.65% Capital Securities                            --               --              --          25,000          25,000
          Stockholders' equity                                --               --              --         196,958         196,958
                                                      ----------        ---------       ---------       ---------      ----------
               Total                                  $1,568,622        $ 224,249       $  21,896       $ 478,685      $2,293,452
                                                      ==========        =========       =========       =========      ==========

          Interest sensitivity gap                    $ (890,838)       $ 130,022       $ 918,207       $(157,391)
          Cumulative gap                              $ (890,838)       $(760,816)      $ 157,391       $      --
          Cumulative gap as a percentage
            of total earning assets                       (38.84)%         (33.17)%          6.86%             --%

         (1) Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders' equity.

Provision for Loan Losses

         The provision for loan losses was $4.05 million for 2000 compared to $2.52 million for 1999, and $2.21 million for 1998. These relatively low levels of provisions reflect the Company's strong asset quality. The amounts provided for the last three years primarily relate to loan growth and net loan charge-offs. The Company establishes a 1% allowance as an estimate of the inherent losses on non-classified loans, which results in additional provisions due to loan growth. Net loan charge-offs were $2.69 million for 2000, compared to $2.13 million for 1999 and $1.85 million for 1998. The net charge-offs for 2000 and 1999 were equivalent to only 0.17% and 0.16% of average loans, respectively. A more detailed discussion of the allowance for loan losses is provided under "Loans."

Noninterest Income

         Noninterest income increased $1.2 million in 2000, or 4.16%, compared to increases of $4.69 million, or 19.52%, in 1999 and $2.51 million, or 11.67%, in 1998. Noninterest income has become an increasingly important source of revenue. The Company's fee income has increased each year since 1987 due to improved pricing strategies, enhanced product lines and bank acquisitions. New products and strategies have been implemented which are expected to produce continued growth in noninterest income.

         Trust revenues have grown due to continued development of these products and services. Service charges on deposits have increased as a result of strategies implemented to improve the charging and collection of various service charges, and because of growth in deposits. Income from sales of loans decreased in both 2000 and 1999 due to a slowdown in mortgage originations. Other noninterest income increased only $281,000 in 2000, after increasing $2.92 million in 1999. Other noninterest income in 1999 included a $900,000 gain on the sale of a branch. Growth in cash management and other services contributed to the remaining increases in other noninterest income.

         Net gains on securities transactions were $244,000 in 1999 and $12,000 in 1998. The Company's practice is to hold its securities to maturity and it does not engage in trading activities. In 1999, a portion of an investment made by the Company's small business investment company was redeemed at a gain. The small gains in previous years from securities transactions have primarily been from securities that have been called, or from disposing of securities acquired in mergers which had a higher than acceptable level of risk. A more detailed discussion of securities is provided under "Securities."

Noninterest Expense

         Total noninterest expense increased in 2000 by $6.27 million, or 7.7%, compared to increases of $971,000, or 1.21%, for 1999 and $9.03 million, 12.63% for 1998. Noninterest expense in 1998 included $3.1 million of acquisition and restructuring costs. The increases in 1999 and 1998, excluding these acquisition and restructuring costs, were 5.26% and 8.29%, respectively. Salaries and employee benefits have increased over the past three years due to acquisitions, higher salary levels, additional staff for new product lines and increased loan demand. Occupancy and fixed assets expense decreased in 1999 due to consolidation of facilities from acquisitions. Depreciation and amortization have increased each year due to acquisitions. Net expense from other real estate owned of $400,000 was recognized for 2000, compared to net expense of $164,000 for 1999 and net income of $111,000 for 1998. These amounts are reflective of the Company's efforts to maintain a low level of nonperforming assets, with gains on sales of properties being recognized in 1998.

Income Taxes

         Income tax expense increased to $14.3 million in 2000, from $14 million for 1999 and $12.5 million for 1998. The primary reasons for the difference between the Company's effective tax rate and the federal statutory rate are nondeductible amortization and state tax expense. The Company implemented tax minimization strategies in 2000 which resulted in a lower effective tax rate.

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

FINANCIAL POSITION

Cash and Federal Funds Sold

         Cash consists of cash and cash items on hand, deposits and other amounts due from other banks, and reserves deposited with the Federal Reserve Bank. Federal funds sold consists of overnight investments of excess funds with other financial institutions. The amount of cash and federal funds sold carried by the Company is a function of the availability of funds presented to other institutions for clearing, the Company's requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and federal funds sold increased $48.9 million as compared to December 31, 1999 due to a higher level of temporary deposits and higher federal funds purchased from correspondent banks. Cash and federal funds sold decreased $140 million at December 31, 1999 compared to year end 1998. Based on average balances, however, cash and federal funds sold decreased $71 million in 2000 and increased $24 million in 1999. Consequently, comparisons of year-end balances of cash and federal funds sold are not necessarily reflective of the overall trend. The decrease in 2000 was largely due to a decrease in federal funds sold to help fund loan growth, while the increase in 1999 was the result of temporarily investing increased funds from deposits and short-term borrowings in federal funds sold.

Securities

         Total securities decreased $36.2 million, or 6.06%, compared to an increase of $14.1 million, or 2.41%, in 1999. The decrease in 2000 was due to funds from maturities of securities being used to fund loan growth. The increase in 1999 was primarily due to acquisitions.

         Securities available for sale represented 80.91% of the total securities portfolio at year-end 2000, compared to 78.30% at year-end 1999. These levels reflect the Company's strategy of maintaining a very liquid portfolio. Securities available for sale had a net unrealized gain of $2.9 million at year-end 2000, compared to a $5.14 million net unrealized loss the preceding year. These gains and losses are included, net of tax, in the Company's stockholders' equity as a net unrealized gain of $1.53 million for 2000 and a net unrealized loss of $3.51 million for 1999.

               SECURITIES                                              December 31
                                                           --------------------------------------
                                                              2000         1999           1998
                                                           ---------     ---------      ---------
                                                                   (Dollars in thousands)
               Held for Investment
               U.S. Treasury and other federal agencies    $  59,433     $  79,564      $  87,520
               States and political subdivisions              47,558        49,917         43,283
               Other securities                                   --            --             --
                                                           ---------     ---------      ---------
                      Total                                $ 106,991     $ 129,481      $ 130,803
                                                           =========     =========      =========
               Estimated market value                      $ 107,874     $ 128,275      $ 132,804
                                                           =========     =========      =========
               Available for Sale
               U.S. Treasury and other federal agencies    $ 433,224     $ 449,468      $ 438,935
               States and political subdivisons                7,144         2,861          2,499
               Other securities                               13,192        14,905         10,412
                                                           ---------     ---------      ---------
                      Total                                $ 453,560     $ 467,234      $ 451,846
                                                           =========     =========      =========

         The Maturity Distribution of Securities summarizes the maturity and weighted average taxable equivalent yields of the securities portfolio. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represents 84.32% of the total portfolio.

MATURITY DISTRIBUTION                         After One Year       After Five Years
OF SECURITIES                                       But                But
                                                Within Five        Within Ten
December 31, 2000           Within One Year        Years              Years        After Ten Years        Total
                            ----------------  ----------------   ----------------  ----------------  ----------------
                             Amount    Yield   Amount    Yield   Amount     Yield   Amount    Yield   Amount    Yield
                            --------   -----  --------   -----   ------     -----  --------   -----  ---------  -----
                                                             (Dollars in thousands)
Held for Investment
U.S. Treasury and other
  federal agencies          $  6,868   5.78%  $ 23,407   6.59%   $26,467    7.40%  $  2,691   7.50%  $ 59,433   6.90%
State and political
  subdivisions                 6,290   6.98     22,576   6.98     13,947    7.07      4,745   7.77     47,558   7.09
Other securities                  --     --         --     --         --      --         --     --         --     --
                            --------          --------           -------           --------          --------
          Total             $ 13,158   6.35   $ 45,983   6.78    $40,414    7.29   $  7,436   7.67   $106,991   6.98
                            ========          ========           =======           ========          ========
Percentage of total            12.30%            42.98%            37.77%              6.95%           100.00%
                            ========          ========           =======           ========          ========
Available for Sale
U.S. Treasury and other
  federal agencies          $136,143   5.79%  $271,559   6.03%   $22,305    7.10%  $  3,217   7.49%  $433,224   6.02%
State and political
  subdivisions                 2,500   6.32      3,319   7.85        801    7.88        524   7.86      7,144   7.32
Other securities                  --     --         --     --         --      --     13,192   8.11     13,192   8.11
                            --------          --------           -------           --------          --------
          Total             $138,643   5.80   $274,878   6.05    $23,106    7.13   $ 16,933   7.98   $453,560   6.10
                            ========          ========           =======           ========          ========
Percentage of total            30.57%            60.61%             5.09%              3.73%           100.00%
                            ========          ========           =======           ========          ========

Total securities            $151,801   5.85%  $320,861   6.15%   $63,520    7.23%  $ 24,369   7.89%  $560,551   6.27%
                            ========          ========           =======           ========          ========
Percentage of total            27.08%            57.24%            11.33%              4.35%           100.00%
                            ========          ========           =======           ========          ========

Loans

         The Company has generated significant loan growth from both acquisitions and internal originations. Total loans increased $211 million, or 14.49%, in 2000, and $117 million, or 8.71%, in 1999. Internal growth is being generated primarily by commercial lending in the Oklahoma City and Tulsa metropolitan markets, and by specialized lending activities such as indirect automobile loans, home equity loans, guaranteed student loans, SBA guaranteed loans and residential mortgage loans.

Composition

         The Company's loan portfolio is diversified among various types of commercial and individual borrowers. Commercial loans are comprised principally of loans to companies in light manufacturing, retail and service industries. Nearly half of the loan growth in 2000 was in commercial loans. Most of the remaining growth was in residential and commercial mortgage loans. Construction and development loans totaled only $84.6 million, or 5.08% of total loans as of the end of 2000. Real estate loans are relatively evenly divided between mortgages on personal residences and loans secured by commercial and other types of properties. Installment loans are comprised mostly of loans to individuals for the purchase of vehicles and student loans. Loans secured by real estate have always been a large portion of the Company's loan portfolio. In 2000, this percentage was 51.40% compared to 52.93% for 1999. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and close monitoring of the values of individual properties.

LOANS BY CATEGORY                                                  December 31,
                        ----------------------------------------------------------------------------------------------------------
                                2000                   1999                 1998                   1997                 1996
                        -------------------    ------------------    -------------------    ------------------   -----------------
                                     % of                   % of                  % of                  % of                % of
                          Amount     Total      Amount      Total     Amount      Total      Amount     Total     Amount    Total
                        ---------    ------    ---------    -----    --------    -------    --------   -------   --------   ------
                                                              (Dollars in thousands)
Commercial, financial
  and other            $  534,743    32.09%   $  433,416    29.78%  $  361,222    26.98%  $  342,779    27.43% $  309,042    27.46%
Real estate -
  construction             84,637     5.08        85,634     5.88       75,907     5.67       54,858     4.39      45,813     4.07
Real estate - mortgage    771,783    46.32       684,838    47.05      663,448    49.55      611,163    48.90     533,253    47.39
Consumer                  275,175    16.51       251,593    17.29      238,302    17.80      240,905    19.28     237,170    21.08
                       ----------   ------    ----------   ------   ----------   ------   ----------   ------  ----------   ------
         Total         $1,666,338   100.00%   $1,455,481   100.00%  $1,338,879   100.00%  $1,249,705   100.00% $1,125,278   100.00%
                       ==========   ======    ==========   ======   ==========   ======   ==========   ======  ==========   ======

         The majority of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, over half of the commercial real estate and other commercial loans had adjustable interest rates at year-end 2000. The short maturities and adjustable interest rates on these loans allow the Company to maintain the majority of its loan portfolio near market interest rates.

MATURITY AND RATE SENSITIVITY OF LOANS                                 Maturing
                                                       -------------------------------------------
December 31, 2000                                                      After One
                                                          Within       But Within        After
                                                         One Year      Five Years      Five Years      Total
                                                       ------------    -----------    ------------  -------------
                                                                         (Dollars in thousands)
Commercial, financial and other                            $297,722       $188,098       $  48,923      $ 534,743
Real estate - construction                                   62,606         15,333           6,698         84,637
Real estate - mortgage (excluding loans
  Secured by 1 to 4 family residential properties)           99,761        116,916         182,646        399,323
                                                       ------------  -------------    ------------  -------------
         Total                                             $460,089       $320,347       $ 238,267     $1,018,703
                                                       ============  =============    ============  =============
Loans with predetermined interest rates                    $189,452       $190,941       $ 106,582     $  486,975
Loans with adjustable interest rates                        270,637        129,406         131,685        531,728
                                                       ------------  -------------    ------------  -------------
         Total                                             $460,089       $320,347       $ 238,267     $1,018,703
                                                       ============  =============    ============  =============
Percentage of total                                           45.16%         31.45%          23.39%        100.00%
                                                       ============  =============    ============  =============

         The information relating to the maturity and rate sensitivity of loans is based upon original loan terms and is not adjusted for "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Loans

         Nonperforming and restructured assets increased in 1996 and 1998 primarily as a result of acquisitions. Since 1998, nonperforming and restructured assets have increased only $314,000, or 2.24%, even though total loans have increased over 24%. Nonperforming and restructured loans as a percentage of total loans was 0.73% at year-end 2000, compared to 0.85% at year-end 1999 and 0.93% at year-end 1998. It is reasonable to expect that in the long run the level of nonperforming loans and loan losses will rise to more historical norms as a result of economic and credit cycles.

         Nonaccrual loans negatively impact the Company's net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding at year end was approximately $379,000 in 2000 and $331,000 in 1999. Only a small amount of this interest was ultimately collected.

         The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible. The Company's experience is that a significant portion of both principal and interest is eventually recovered. However, the above normal risk associated with nonperforming loans is considered in the determination of the allowance for loan losses. At year-end 2000, the allowance for loan losses as a percentage of nonperforming and restructured loans was 207.85%, compared to 183.47% at the end of 1999 and 158.69% at the end of 1998.

NONPERFORMING AND RESTRUCTURED ASSETS                                           December 31,
                                                            ------------------------------------------------------
                                                              2000       1999       1998       1997       1996
                                                            ---------- ---------- ---------- ---------- ----------
                                                                           (Dollars in thousands)
Past due over 90 days and still accruing                     $  2,790   $  1,666   $  2,792   $  1,600   $  2,943
Nonaccrual                                                      8,852      9,565      8,308      6,416      7,319
Restructured                                                      569      1,059      1,288        436        722
                                                            ---------  ---------  ---------  ---------  ---------
         Total nonperforming and restructured loans            12,211     12,290     12,388      8,452     10,984
Other real estate owned and repossessed assets                  2,130      1,945      1,639      1,766      1,977
                                                            ---------  ---------  ---------  ---------  ---------
         Total nonperforming and restructured assets         $ 14,341   $ 14,235   $ 14,027   $ 10,218   $ 12,961
                                                            =========  =========  =========  =========  =========
Nonperforming and restructured loans to total loans              0.73%      0.85%      0.93%      0.68%      0.98%
                                                            =========  =========  =========  =========  =========
Nonperforming and restructured assets to total assets            0.56%      0.61%      0.60%      0.51%      0.70%
                                                            =========  =========  =========  =========  =========

         Other real estate owned and repossessed assets increased in 2000 to $2.13 million from $1.95 million at year-end 1999. The Company places a substantial amount of emphasis on disposing of these assets. To encourage local management to sell the other real estate as quickly as possible and to ensure that it is carried at a conservative value, the Company's policy is to write other real estate down annually by the greater of 10% of its remaining carrying value, or the difference between its remaining carrying value and its estimated market value.

         Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. BancFirst had approximately $39.8 million of these loans, which are not included in nonperforming and restructured assets, at December 31, 2000. In general, these loans are well collateralized and have no identifiable loss potential. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

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

         The Company's net charge-offs have been low in recent years. In 2000, the Company recognized $2.69 million of net charge-offs, which was only 0.17% of average loans, compared to $2.13 million of net charge-offs, or 0.16% of average loans, for 1999.



ANALYSIS OF ALLOWANCE FOR                                                     Year Ended December 31,
                                                       -----------------------------------------------------------------------
LOAN LOSSES                                                2000          1999           1998          1997           1996
                                                       ------------- -------------- ------------- -------------- -------------
                                                                               (Dollars in thousands)
Balance at beginning of year                            $    22,548    $    19,659   $    17,458    $    16,569   $    14,821
                                                       ------------  -------------  ------------  -------------  ------------
Charge-offs:
  Commercial                                                 (1,062)        (1,035)       (1,805)        (1,182)         (743)
  Real estate                                                  (815)          (368)         (212)          (238)         (118)
  Consumer                                                   (2,481)        (1,499)         (989)        (1,670)         (968)
  Other                                                         (19)          (199)         (171)           (80)         (120)
                                                       ------------  -------------  ------------  -------------  ------------
         Total charge-offs                                   (4,377)        (3,101)       (3,177)        (3,169)       (1,949)
                                                       ------------  -------------  ------------  -------------  ------------
Recoveries:
  Commercial                                                    544            409           811            320           114
  Real estate                                                   353            153           223            202           161
  Consumer                                                      770            318           258            315           247
  Other                                                          19             89            34             25            35
                                                       ------------  -------------  ------------  -------------  ------------
         Total recoveries                                     1,686            969         1,326            862           557
                                                       ------------  -------------  ------------  -------------  ------------
Net (charge-offs) recoveries                                 (2,691)        (2,132)       (1,851)        (2,307)       (1,392)
Provisions charged to operations                              4,045          2,521         2,211          2,888         2,181
Additions from acquisitions                                   1,478          2,500         1,841            308           959
                                                       ------------  -------------  ------------  -------------  ------------
Balance at end of year                                  $    25,380    $    22,548   $    19,659    $    17,458   $    16,569
                                                       ============  =============  ============  =============  ============
Average loans                                           $ 1,542,795    $ 1,355,332   $ 1,290,557    $ 1,181,421   $ 1,047,771
                                                       ============  =============  ============  =============  ============
Total loans                                             $ 1,666,338    $ 1,455,481   $ 1,338,879    $ 1,249,705   $ 1,125,278
                                                       ============  =============  ============  =============  ============
Net charge-offs to average loans                               0.17%          0.16%         0.14%          0.20%         0.13%
                                                       ============  =============  ============  =============  ============
Allowance to total loans                                       1.52%          1.55%         1.47%          1.40%         1.47%
                                                       ============  =============  ============  =============  ============
Allocation of the allowance by category of loans:

  Commercial, financial and other                       $     8,161    $     6,612      $  5,277       $  4,358   $     4,506
  Real estate - construction                                  1,178          1,364         1,400          1,085           972
  Real estate - mortgage                                     10,262         10,161         9,406          7,883         7,090
  Consumer                                                    3,586          3,513         3,229          2,924         2,999
  Unallocated                                                 2,193            897           347          1,208         1,002
                                                       ------------  -------------  ------------  -------------  ------------
         Total                                          $    25,380    $    22,548     $  19,659      $  17,458   $    16,569
                                                       ============  =============  ============  =============  ============
Percentage of loans in each category to total loans:

  Commercial, financial and other                             32.09%         29.78%        26.98%         27.43%        27.46%
  Real estate - construction                                   5.08           5.88          5.67           4.39          4.07
  Real estate - mortgage                                      46.32          47.05         49.55          48.90         47.39
  Consumer                                                    16.51          17.29         17.80          19.28         21.08
                                                       ------------  -------------  ------------  -------------  ------------
         Total                                               100.00%        100.00%       100.00%        100.00%       100.00%
                                                       ============  =============  ============  =============  ============

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

         The Company's core deposits provide it with a stable, low-cost funding source. Total deposits increased $185 million in 2000, and $57.9 million in 1999, from both acquisitions and internal growth. Demand deposits as a percentage of total deposits have been increasing since 1994. Core deposits were 88.94% of total deposits in 2000 compared to 89.07% in 1999. Since 1996, interest-bearing transaction deposits have decreased and savings deposits have increased as a result of a new product introduced by the Company which sweeps excess funds in transaction accounts into a savings account.


ANALYSIS OF AVERAGE                                                     Year Ended December 31,
                                        ----------------------------------------------------------------------------------------
DEPOSITS                                      2000              1999             1998              1997              1996
                                        ----------------- ----------------- ----------------  ---------------- -----------------
Average Balances                                                        (Dollars in thousands)
Demand deposits                             $    461,870      $    423,347     $    396,802      $    332,513      $    306,311
Interest-bearing transaction deposits             60,409            36,256          104,006           156,478           233,312
Savings deposits                                 698,059           667,015          547,887           450,491           339,897
Time deposits under $100,000                     657,535           632,995          646,003           562,415           517,264
                                        ----------------  ----------------  ---------------   ---------------  ----------------
         Total core deposits                   1,877,873         1,759,613        1,694,698         1,501,897         1,396,784
Time deposits of $100,000 or more                233,409           215,824          180,169           182,893           160,217
                                        ----------------  ----------------  ---------------   ---------------  ----------------
         Total deposits                     $  2,111,282      $  1,975,437     $  1,874,867      $  1,684,790      $  1,557,001
                                        ================  ================  ===============   ===============  ================

                                          % of             % of              % of              % of              % of
Percentages of Total Deposits            Total     Rate    Total     Rate    Total    Rate     Total    Rate    Total     Rate
                                        --------  ------  ------    ------  -------  ------   -------  ------  --------  ------
  And Average Rates Paid

Demand deposits                            21.88%           21.43%            21.16%            19.74%            19.67%
Interest-bearing transaction deposits       2.86    3.10%    1.84     2.20%    5.55    2.47%     9.29    2.59%    14.98    2.70%
Savings deposits                           33.06    3.21    33.76     2.80    29.22    2.63     26.74    3.00     21.83    3.09
Time deposits under $100,000               31.14    5.45    32.04     4.87    34.46    5.49     33.37    5.39     33.23    5.33
                                        --------          -------           -------           -------          --------
         Total core deposits               88.94            89.07             90.39             89.14             89.71
Time deposits of $100,000 or more          11.06    5.94    10.93     4.88     9.61    5.84     10.86    5.41     10.29    5.41
                                        --------          -------           -------           --------         --------
         Total deposits                   100.00%          100.00%           100.00%           100.00%           100.00%
                                        ========          =======           =======           =======          ========
Average rate paid on
  Interest-bearing deposits                         4.48%             3.92%            4.26%             4.26%             4.24%
                                                  ======            ======           ======            ======            ======


         The Company has not utilized brokered deposits. Approximately 85% of its time deposits of $100,000 or more at December 31, 2000 mature in one year or less.



         MATURITY OF CERTIFICATES OF DEPOSIT          December 31,
         $100,000 or More                                 2000
                                                     ----------------
                                                     (In thousands)
         Three months or less                          $   106,447
         Over three months through six months               57,541
         Over six months through twelve months              75,659
         Over twelve months                                 42,200
                                                     -------------
                  Total                                $   281,847
                                                     =============

         Short-term borrowings, consisting mainly of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $37.3 million at December 31, 2000, compared to $22.1 million in December 31, 1999.

         In 1995, the Bank became a member of the Federal Home Loan Bank of Topeka, Kansas (the "FHLB") and began borrowing from the FHLB at favorable interest rates. These borrowings are collateralized by a pledge of residential first mortgages. Long-term borrowings increased to $26.6 million in 2000 from $26.4 million in 1999.

         The Bank is highly liquid. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. Cash flows from operations, investing activities and other funding sources have provided the funds for the increased loan activity.

         The liquidity of BancFirst Corporation is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. During 2000, the Bank declared five common stock dividends totaling $10.54 million and two preferred stock dividends totaling $1.93 million.

Capital Resources

         Stockholders' equity totaled $197 million at year-end 2000, compared to $165 million at year-end 1999 and $202 million at year-end 1998. Stockholders' equity increased in 2000 due to net earnings retained, and common stock issued for the acquisition of First Southwest and for stock option exercises. The decrease in stockholders' equity in 1999 was primarily the net result of stock repurchases and net earnings retained. The increase in 1998 was primarily due to net earnings retained. The Company's average equity capital ratio for 2000 was 7.38%, compared to 8.2% for 1999 and 9.09% for 1998. At December 31, 2000, the Company's leverage ratio was 7.67% and its total risk-based capital ratio was 12.5%, compared to minimum requirements of 3% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels.

         In June 1999, the Company completed a Dutch auction issuer tender offer and purchased 1,186,502 shares of its common stock at the maximum offer price of $38.00 per share. Cash on hand and two borrowings totaling $7.6 million under a line of credit were used to fund the purchase of the stock.

         In November 1999, the Company adopted a Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 300,000 shares of the Company's common stock. The New SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company's Executive Committee. During 2000, the Company purchased and canceled 108,379 shares at an average price of $30.99. In 1999, the Company purchased and canceled 55,783 shares at an average price of $35.77 per share.

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

         Future dividend payments will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company's ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2001.

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

         The table below presents the Company's financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2000.


     MARKET RISK                           Expected Maturity / Principal Repayments at December 31,
                                  Avg.  ------------------------------------------------------------              Fair
     December 31, 2000            Rate     2001     2002      2003      2004      2005    Thereafter   Balance     Value
                                 ------ --------- --------- ------- --------- -------- ------------- --------- -----------
     Interest Sensitive Assets
     Loans, net                   9.50% $554,790  $212,183  $185,736  $152,186   $99,540   $461,903 $1,666,338 $1,668,297
     Federal funds sold and
       interest bearing deposits  6.77    66,563        --        --        --        --         --     66,563     66,563
     Securities                   6.27   151,801   115,041   103,456    76,226    26,138     87,889    560,551    561,434

     Interest Sensitive
     Liabilities

     Savings and transaction
     deposits                     3.16   804,643        --        --        --        --         --    804,643    804,643
     Time deposits                5.91   809,480   100,378    35,416     4,053     3,639         18    952,984    954,116
     Short-term borrowings        5.30    37,292        --        --        --        --         --     37,292     37,292
     Long-term borrowings         6.33     4,235     4,271     4,907     3,343     3,092      6,765     26,613     26,661
     9.65% Capital Securities     9.79        --        --        --        --        --     25,000     25,000     22,125

     Off Balance Sheet Items

     Loan commitments                         --        --        --        --        --         --         --      2,200
     Letter of credit                         --        --        --        --        --         --         --        134


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

Forward-Looking Statements

     The Company may make forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to earnings, credit quality, corporate objectives, interest rates and other financial and business matters. The Company cautions readers that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions, the performance of financial markets and interest rates; legislative and regulatory actions and reforms; competition; as well as other factors, all of which change over time. Actual results may differ materially from forward-looking statements.

                      REPORTS OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BancFirst Corporation:

We have audited the accompanying consolidated balance sheets of BancFirst Corporation and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancFirst Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 21, 2001

To the Board of Directors and Stockholders of BancFirst Corporation:

In our opinion, the consolidated statements of income, stockholders' equity and of cash flows for the year ended December 31, 1998 present fairly, in all material respects, the results of operations and cash flows of BancFirst Corporation and its subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of BancFirst Corporation for any period subsequent to December 31, 1998.

PRICEWATERHOUSECOOPERS LLP
Oklahoma City, Oklahoma
April 2, 1999

                             BANCFIRST CORPORATION
                          CONSOLIDATED BALANCE SHEET
                 (Dollars in thousands, except per share data)

                                                                                             December 31,
                                                                                      ---------------------------
                                                                                           2000         1999
                                                                                      ------------- -------------
ASSETS
Cash and due from banks                                                               $    162,455  $    126,691
Interest-bearing deposits with banks                                                           663         1,715
Federal funds sold                                                                          65,900        51,666
Securities (market value: $561,434 and $595,509 respectively)                              560,551       596,715
Loans:
  Total loans (net of unearned interest)                                                 1,666,338     1,455,481
  Allowance for loan losses                                                                (25,380)      (22,548)
                                                                                      ------------  ------------
         Loans, net                                                                      1,640,958     1,432,933
Premises and equipment, net                                                                 57,795        52,467
Other real estate owned                                                                      1,453         1,612
Intangible assets, net                                                                      25,156        24,087
Accrued interest receivable                                                                 27,288        20,771
Other assets                                                                                28,036        27,150
                                                                                      ------------  ------------
         Total assets                                                                 $  2,570,255  $  2,335,807
                                                                                      ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                                 $    509,770  $    460,131
  Interest-bearing                                                                       1,757,627     1,622,565
                                                                                      ------------  ------------
         Total deposits                                                                  2,267,397     2,082,696
Short-term borrowings                                                                       37,292        22,091
Long-term borrowings                                                                        26,613        26,392
9.65% Capital Securities                                                                    25,000        25,000
Accrued interest payable                                                                    10,302         8,421
Other liabilities                                                                            6,693         6,493
                                                                                      ------------  ------------
         Total liabilities                                                               2,373,297     2,171,093
                                                                                      ------------  ------------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued and outstanding: 8,326,638 and
    8,112,170, respectively)                                                                 8,327         8,112
  Capital surplus                                                                           56,169        46,766
  Retained earnings                                                                        130,932       113,344
  Accumulated other comprehensive income (loss), net of income tax
    (expense) benefits, of ($1,366) and $1,636, respectively.                                1,530        (3,508)
                                                                                      ------------  ------------
         Total stockholders' equity                                                        196,958       164,714
                                                                                      ------------  ------------
         Total liabilities and stockholders' equity                                   $  2,570,255  $  2,335,807
                                                                                      ============  ============

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in thousands, except per share data)

                                                                        Year Ended December 31,
                                                                ------------------------------------
                                                                   2000         1999          1998
                                                                ---------    ---------     ---------
INTEREST INCOME
Loans, including fees                                           $ 145,356    $ 120,974     $ 121,319
Securities:
  Taxable                                                          33,018       30,964        32,698
  Tax-exempt                                                        2,201        2,147         2,190
Federal funds sold                                                  1,714        5,247         4,828
Interest-bearing deposits with banks                                  100           52             7
                                                                ---------    ---------     ---------
         Total interest income                                    182,389      159,384       161,042
                                                                ---------    ---------     ---------
INTEREST EXPENSE
Deposits                                                           73,974       60,840        62,946
Short-term borrowings                                               1,898        1,628         2,161
Long-term borrowings                                                1,735        1,234           734
9.65% Capital Securities                                            2,447        2,447         2,449
                                                                ---------    ---------     ---------
         Total interest expense                                    80,054       66,149        68,290
                                                                ---------    ---------     ---------
Net interest income                                               102,335       93,235        92,752
Provision for loan losses                                           4,045        2,521         2,211
                                                                ---------    ---------     ---------
         Net interest income after provision
           for loan losses                                         98,290       90,714        90,541
                                                                ---------    ---------     ---------
NONINTEREST INCOME
Trust revenue                                                       3,130        2,535         2,132
Service charges on deposits                                        17,493       16,453        14,634
Securities transactions                                                --          244            12
Income from sales of loans                                          1,186        1,663         2,346
Other                                                               8,093        7,812         4,895
                                                                ---------    ---------     ---------
         Total noninterest income                                  29,902       28,707        24,019
                                                                ---------    ---------     ---------
NONINTEREST EXPENSE
Salaries and employee benefits                                     49,208       45,764        44,360
Occupancy and fixed assets expense, net                             5,768        5,082         5,131
Depreciation                                                        5,186        4,884         4,772
Amortization                                                        3,249        3,044         2,785
Data processing services                                            2,505        2,150         2,176
Net (income) expense from other real estate owned                     400          164          (111)
Restructuring charges                                                  --           --         1,912
Other                                                              21,408       20,365        19,457
                                                                ---------    ---------     ---------
         Total noninterest expense                                 87,724       81,453        80,482
                                                                ---------    ---------     ---------
Income before taxes                                                40,468       37,968        34,078
Income tax expense                                                (14,251)     (14,019)      (12,528)
                                                                ---------    ---------     ---------
         Net income                                                26,217       23,949        21,550
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities                           5,038       (8,939)        3,643
                                                                ---------    ---------     ---------
         Comprehensive income                                   $  31,255    $  15,010     $  25,193
                                                                =========    =========     =========
NET INCOME PER COMMON SHARE
Basic                                                           $    3.22    $    2.79     $    2.32
                                                                =========    =========     =========
Diluted                                                         $    3.19    $    2.75     $    2.27
                                                                =========    =========     =========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)

                                                                            Year Ended December 31,
                                                    -------------------------------------------------------------------------
                                                             2000                    1999                       1998
                                                    -----------------------  ------------------------  -----------------------
                                                       Shares      Amount       Shares        Amount      Shares     Amount
                                                    -----------  ----------  -----------    ---------  -----------  ----------
COMMON STOCK
Issued at beginning of year                           8,112,170  $    8,112    9,291,929    $   9,292    9,614,004  $    9,614
Shares issued                                           322,847         323       82,299           82       53,416          53
Shares acquired and canceled                           (108,379)       (108)  (1,262,058)      (1,262)    (375,491)       (375)
                                                    -----------  ----------   ----------    ---------  -----------  ----------
Issued at end of year                                 8,326,638  $    8,327    8,112,170    $   8,112    9,291,929  $    9,292
                                                    ===========  ==========   ==========    =========  ===========  ==========
CAPITAL SURPLUS
Balance at beginning of year                                     $   46,766                 $  45,148               $   44,104
Common stock issued                                                   9,403                     1,618                    1,090
Treasury stock sold                                                      --                        --                      319
Common stock canceled                                                    --                        --                     (365)
                                                                 ----------                ----------               ----------
Balance at end of year                                           $   56,169                $   46,766               $   45,148
                                                                 ==========                ==========               ==========
RETAINED EARNINGS
Balance at beginning of year                                     $  113,344                $  142,046               $  131,146
Net income                                                           26,217                    23,949                   21,550
Dividends on common stock ($0.66, $0.58,
and $0.50 per share, respectively)                                   (5,378)                   (4,890)                  (4,200)
Common stock canceled                                                (3,251)                  (47,761)                  (6,450)
                                                                 ----------                ----------               ----------
Balance at end of year                                           $  130,932                $  113,344               $  142,046
                                                                 ==========                ==========               ==========
ACCUMULATED OTHER
  COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of year                                     $   (3,508)               $    5,431               $    1,788
Net change                                                            5,038                    (8,939)                   3,643
                                                                 ----------                ----------               ----------
Balance at end of year                                           $    1,530                $   (3,508)              $    5,431
                                                                 ==========                ==========               ==========
TREASURY STOCK
Balance at beginning of year                                 --  $       --           --   $       --      377,129  $   (5,407)
Common stock acquired                                        --          --           --           --           --          --
Common stock sold                                            --          --           --           --      (46,061)        253
Common stock canceled                                        --          --           --           --     (331,068)      5,154
                                                    -----------  ----------   ----------   ----------  -----------  ----------
Balance at end of year                                       --  $       --           --   $       --           --  $       --
                                                    ===========  ==========   ==========   ==========  ===========  ==========
Total stockholders' equity                                       $  196,958                $  164,714               $  201,917
                                                                 ==========                ==========               ==========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)

                                                                                           December 31,
                                                                                -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                               2000         1999       1998
                                                                                ----------   ---------   ----------
Net income                                                                      $   26,217   $  23,949   $   21,550
Adjustments to reconcile to net cash provided by operating activities:
  Provision for loan losses                                                          4,045       2,521        2,211
  Depreciation and amortization                                                      8,435       8,527        8,085
  Net amortization of securities premiums and discounts                                 89         407         (714)
  Unrealized losses on fixed assets                                                     --          --        1,402
  Unrealized losses on other real estate owned                                         465          89          120
  Increase in interest receivable                                                   (4,660)       (437)      (1,687)
  Increase (decrease) in interest payable                                            1,362        (234)      (2,427)
  Increase in deferred tax asset                                                      (866)       (282)        (856)
  Other, net                                                                        (3,872)      5,237       (1,675)
                                                                                ----------   ---------   ----------
         Net cash provided by operating activities                                  31,215      29,303       26,009
                                                                                ----------   ---------   ----------
INVESTING ACTIVITIES
Net cash and due from banks provided by (used for) acquisitions and
  divestitures                                                                      (1,831)      4,158       39,642
Purchases of securities:
  Held for investment                                                              (29,232)    (36,583)     (24,145)
  Available for sale                                                               (38,460)   (113,123)    (173,296)
Maturities of securities:
  Held for investment                                                               21,285      54,842       49,660
  Available for sale                                                               114,963      96,240       99,043
Proceeds from sales and calls of securities:
  Held for investment                                                                2,889         806        1,986
  Available for sale                                                                    --          --        9,180
Net (increase) decrease in federal funds sold                                      (11,134)    135,703     (123,466)
Purchases of loans                                                                  (2,527)    (15,113)      (8,967)
Proceeds from sales of loans                                                       138,181     146,398      156,946
Net other increase in loans                                                       (273,248)   (195,195)    (165,825)
Purchases of premises and equipment                                                (10,716)     (9,588)      (9,106)
Proceeds from the sale of other real estate owned and repossessed assets             4,780       2,905        2,913
Other, net                                                                           2,899       2,040        2,671
                                                                                ----------   ---------   ----------
         Net cash provided (used) for investing activities                         (82,151)     73,490     (142,764)
                                                                                ----------   ---------   ----------
FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits                 76,174     (21,697)      91,515
Net increase (decrease) in certificates of deposits                                  3,362     (13,449)      22,891
Net increase (decrease) in short-term borrowings                                    15,201     (32,750)      32,110
Net increase (decrease) in long-term borrowings                                     (1,577)     13,426        2,915
Issuance of common stock                                                             1,225       1,700        1,105
Acquisition of common stock                                                         (3,359)    (49,023)      (2,036)
Cash dividends paid                                                                 (5,378)     (4,890)      (4,013)
                                                                                ----------   ---------   ----------
         Net cash provided (used) by financing activities                           85,648    (106,683)     144,487
                                                                                ----------   ---------   ----------
Net increase (decrease) in cash and due from banks                                  34,712      (3,890)      27,732
Cash and due from banks at the beginning of the year                               128,406     132,297      104,565
                                                                                ----------   ---------   ----------
Cash and due from banks at the end of the year                                  $  163,118   $ 128,406   $  132,297
                                                                                ==========   =========   ==========
SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest                                          $   78,173   $  66,043   $   64,010
                                                                                ==========   =========   ==========
Cash paid during the year for income taxes                                      $   15,806   $  12,996   $   13,552
                                                                                ==========   =========   ==========

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

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BancFirst and its subsidiaries, and First Southwest Bank. The operating subsidiaries of BancFirst are BancFirst Investment Corporation, Citibanc Insurance Agency, Inc., Lenders Collection Corporation, Express Financial Corporation, Mojave Asset Management Company, Desert Asset Management Company and Delamar Asset Management Limited Partnership. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts for 1999 and 1998 have been reclassified to conform with the 2000 presentation.

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

                             BANCFIRST CORPORATION

Allowance for Loan Losses

         The allowance for loan losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The provision for loan losses charged to operating expense is based on past loan loss experience and other factors which, in management's judgement, deserve current recognition in estimating loan losses. Such other factors considered by management include evaluations of known problem loans, levels of adversely classified and nonperforming loans, and general economic conditions.

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

Earnings Per Common Share

         Basic earnings per common share is computed by dividing net income, less any preferred dividends requirement, by the weighted average of common shares outstanding, as restated for shares issued in business combinations accounted for as poolings of interests, if any. Diluted earnings per common share reflects the potential dilution that could occur if options, convertible securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Statement of Cash Flows

         For purposes of the statement of cash flows, the Company considers cash and due from banks, and interest-bearing deposits with banks as cash equivalents. Acquisitions accounted for as purchases or as book value purchases are presented net of any stock issued, assets acquired and liabilities assumed.

                             BANCFIRST CORPORATION

Recent Accounting Pronouncements

         The Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statements 137 and 138, was adopted by the Company on January 1, 2001. This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and its resulting designation. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -A Replacement of FASB Statement No. 125". This Statement is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of this standard will have material effect on its consolidated financial statements.

         In February 2001, the FASB issued a revised exposure draft for a proposed Statement of Financial Accounting Standards entitled "Business Combinations and Intangible Assets - Accounting for Goodwill." The proposed Statement would prohibit the use of the pooling of interests method of accounting for business combinations for transactions initiated after issuance of the final Statement. It would also eliminate amortization of goodwill acquired in a business combination and would establish a new method of testing goodwill for impairment. Under this new standard, goodwill would be reviewed for impairment when an event or series of events occur indicating that the goodwill might be impaired. Goodwill impairment losses would be aggregated and presented as a separate line item in the operating section of the income statement. If adopted, the proposed Statement would have a material effect on the consolidated financial statements of the Company by eliminating goodwill amortization from its income statement and from the calculations of net income per share.

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

         In March 2000, BancFirst Corporation became a financial holding company under the new Gramm-Leach-Bliley financial services modernization law. This will allow the Company to expand into new financial activities such as insurance sales and underwriting, securities underwriting and dealing, and merchant banking.

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

                             BANCFIRST CORPORATION

         In January 2001, BancFirst Corporation completed the acquisition of 75% of the outstanding common stock of Century Life Assurance Company ("Century Life") from Pickard Limited Partnership, a Rainbolt family partnership. Century Life underwrites credit life insurance, credit accident and health insurance, and ordinary life insurance. The Rainbolt family is the largest shareholder of BancFirst Corporation and two members of the family are the Chairman and the CEO of BancFirst Corporation. The purchase price was $5,429. At December 31, 2000, Century Life had total assets of $22,964 and total stockholders' equity of $6,956. The acquisition will be accounted for as a book value purchase. Accordingly, the acquisition will be recorded based on the book value of Century Life and the effects of the acquisition will be included in the Company's consolidated financial statements from the date of the acquisition forward. The acquisition is not expected to have a material effect on the results of operations of the Company for 2001.

(3)      DUE FROM BANKS AND FEDERAL FUNDS SOLD

         The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. Also, it sells federal funds to certain of these institutions on an overnight basis. As a result, the Company had concentrations of credit risk in four institutions totaling $85,778 at December 31, 2000 and in two institutions totaling $62,026 at December 31, 1999. These institutions are selected based on the strength of their financial condition and their creditworthiness. No collateral is required on such balances.

         The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or on deposit with the Federal Reserve Bank. The average amount of reserves maintained for each of the years ended December 31, 2000 and 1999 was approximately $23,002 and $34,183, respectively.

 (4)     SECURITIES

         The table below summarizes securities held for investment and securities available for sale:


                                                                                December 31,
                                                                           -----------------------
                                                                               2000       1999
                                                                           ----------- -----------
                   Held for investment at cost (market value; $107,874 and
                    $128,275, respectively)                                  $106,991    $129,481
                   Available for sale, at market value                        453,560     467,234
                                                                           ----------- -----------
                            Total                                            $560,551    $596,715
                                                                           =========== ===========

                             BANCFIRST CORPORATION

         The table below summarizes the amortized cost and estimated market values of securities held for investment:

                                                                             Gross         Gross      Estimated
                                                              Amortized    Unrealized   Unrealized     Market
                                                                 Cost         Gains       Losses        Value
                                                             ------------  -----------  ----------   ----------
  December 31, 2000
  U.S. Treasury                                                  $  3,796      $    --    $    (18)    $  3,778
  Other federal agencies                                           16,808          494          (5)      17,297
  Mortgage backed securities                                       38,829          380        (230)      38,979
  States and political subdivisions                                47,558          649        (387)      47,820
  Other securities                                                     --           --          --           --
                                                             ------------  -----------  -----------  ----------
           Total                                                $ 106,991     $  1,523     $   (640)   $ 107,874
                                                             ============  ===========  ===========  ===========
  December 31, 1999
  U.S. Treasury                                                 $   7,880     $     --     $   (106)   $   7,774
  Other federal agencies                                           18,218           --          (49)      18,169
  Mortgage backed securities                                       53,466          191         (512)      53,145
  States and political subdivisions                                49,917          239         (969)      49,187
  Other securities                                                     --           --           --           --
                                                             ------------  -----------  -----------  ------------
           Total                                                $ 129,481     $    430     $ (1,636)   $ 128,275
                                                             ============  ===========  ===========  ============

         The table below summarizes the amortized cost and estimated market values of securities available for sale:

                                                                              Gross         Gross      Estimated
                                                               Amortized    Unrealized   Unrealized     Market
                                                                  Cost        Gains        Losses        Value
                                                              ----------   ------------  -----------   ---------
  December 31, 2000
  U.S. Treasury                                                  $ 147,018     $    469    $    (103)   $ 147,384
  Other federal agencies                                           246,471        1,891         (922)     247,440
  Mortgage backed securities                                        38,210          376         (186)      38,400
  States and political subdivisions                                  7,066           81           (3)       7,144
  Other securities                                                  11,899        1,377          (84)      13,192
                                                              ------------  -----------  -----------   ----------
           Total                                                 $ 450,664     $  4,194    $  (1,298)   $ 453,560
                                                              ============  ===========  ===========   ==========
  December 31, 1999
  U.S. Treasury                                                  $ 203,279     $    150    $  (1,246)   $ 202,183
  Other federal agencies                                           226,794           24       (5,406)     221,412
  Mortgage backed securities                                        25,917          138         (182)      25,873
  States and political subdivisions                                  2,860           10           (9)       2,861
  Other securities                                                  13,528        1,377           --       14,905
                                                              ------------  -----------  -----------    ---------
           Total                                                 $ 472,378     $  1,699    $  (6,843)   $ 467,234
                                                              ============  ===========  ===========    ---------

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

                             BANCFIRST CORPORATION

                                                                 December 31,
                                              ----------------------------------------------------
                                                        2000                       1999
                                              -------------------------- -------------------------
                                                             Estimated                 Estimated
                                               Amortized      Market      Amortized      Market
                                                  Cost         Value        Cost         Value
                                              -----------   ----------   -----------  ------------
Held for Investment
Contractual maturity of debt securities:
  Within one year                              $   13,158     $ 13,139    $   18,097   $    18,017
  After one year but within five years             45,983       46,103        57,079        56,643
  After five years but within ten years            40,414       41,141        45,206        44,766
  After ten years                                   7,436        7,491         9,099         8,849
                                              -----------   ----------   -----------  ------------
          Total                                $  106,991    $ 107,874    $  129,481   $   128,275
                                              ===========   ==========   ===========  ============

Available for Sale
Contractual maturity of debt securities:
  Within one year                              $  138,806    $ 138,643    $   89,430   $    89,351
  After one year but within five years            273,385      274,878       353,539       347,110
  After five years but within ten years            22,812       23,106        11,363        11,382
  After ten years                                   3,762        3,741         4,525         4,494
                                              -----------   ----------   -----------  ------------
         Total debt securities                    438,765      440,368       458,857       452,337
Equity securities                                  11,899       13,192        13,521        14,897
                                              -----------   ----------   -----------  ------------
         Total                                 $  450,664    $ 453,560    $  472,378   $   467,234
                                              ===========   ==========   ===========  ============

         Sales of securities are summarized below:


                                                    Year Ended December 31,
                                                 ----------------------------
                                                   2000      1999     1998
                                                 --------   ------   --------
                       Proceeds                  $    250  $    468  $ 11,166
                       Gross gains realized            --       244        12
                       Gross losses realized           --       --         --

         Securities having book values of $405,991, $463,025 and $359,000 at December 31, 2000, 1999 and 1998, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

                             BANCFIRST CORPORATION

(5)      LOANS AND ALLOWANCE FOR LOAN LOSSES

         The following is a schedule of loans outstanding by category:

                                                              December 31, 2000         December 31, 1999
                                                           -----------------------  ------------------------
                                                             Amount      Percent       Amount      Percent
                                                           ------------ ----------  ------------- ----------
        Commercial and industrial                           $  394,534      23.68%    $  343,304      23.59%
        Agriculture                                             91,263       5.48         57,447       3.95
        State and political subdivisions:
          Taxable                                                   47       0.01          1,641       0.11
          Tax-exempt                                            17,232       1.03         14,428       0.99
        Real Estate:
          Construction                                          84,637       5.08         85,634       5.88
          Farmland                                              56,695       3.40         38,419       2.64
          One to four family residences                        372,460      22.35        331,742      22.79
          Multifamily residential properties                    19,869       1.19         21,517       1.48
          Commercial                                           322,759      19.37        293,160      20.14
        Consumer                                               275,175      16.51        251,593      17.29
        Other                                                   31,667       1.90         16,596       1.14
                                                           -----------   --------     ----------- ---------
                 Total loans                                $1,666,338     100.00%    $1,455,481     100.00%
                                                           ===========   ========     =========== =========

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

         Changes in the allowance for loan losses are summarized as follows:

                                                                        Year Ended December 31,
                                                                    ------------------------------
                                                                      2000       1999       1998
                                                                    --------   --------   --------
            Balance at beginning of year                            $ 22,548   $ 19,659   $ 17,458
                                                                    --------   --------   --------
               Charge-offs                                            (4,377)    (3,101)    (3,177)
               Recoveries                                              1,686        969      1,326
                                                                    --------   --------   --------
                        Net charge-offs                               (2,691)    (2,132)    (1,851)
                                                                    --------   --------   --------
               Provisions charged to operations                        4,045      2,521      2,211
               Additions from acquisitions                             1,478      2,500      1,841
                                                                    --------   --------   --------
                        Total additions                                5,523      5,021      4,052
                                                                    --------   --------   --------
               Balance at end of year                               $ 25,380   $ 22,548   $ 19,659
                                                                    ========   ========   ========


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

                             BANCFIRST CORPORATION

                                       Balance                                               Balance
                 Year Ended          Beginning of                       Collections/          End of
                December 31,            Year            Additions       Terminations           Year
             -------------------- ------------------ ------------- -----------------    ---------------
                    1998                   $ 19,907       $ 3,303          $ (13,491)           $ 9,719
                    1999                   $  9,719       $ 1,616          $  (5,436)           $ 5,899
                    2000                   $  5,899       $ 9,563          $  (5,859)           $ 9,603

         Below is a summary of impaired loans and the amounts included in the allowance for loan losses for impaired loans. No material amounts of interest income were collected on nonaccrual loans for 2000 or 1999.

                                                       Year Ended
                                                       December 31,
                                                    ----------------
                                                     2000     1999
                                                    -------  -------
      Allowance for loss on impaired loans          $ 2,499  $ 2,312
      Recorded balance of impaired loans              9,516    9,057

         Transfers from loans to other real estate owned and repossessed assets are noncash transactions, and are not included in the statement of cash flows. Such transfers totaled $5,418 and $3,512 for the years ended December 31, 2000 and 1999, respectively.

(6)      PREMISES AND EQUIPMENT

         The following is a summary of premises and equipment by classification:

                                                  December 31,
                                             ---------------------
                                                2000        1999
                                             ----------  ---------
      Land                                   $ 12,923    $ 11,816
      Buildings                                56,440      50,649
      Furniture, fixtures and equipment        33,976      31,309
      Accumulated depreciation                (45,544)    (41,307)
                                             ----------  ---------
                Total                        $ 57,795    $ 52,467
                                             ==========  =========

(7)      INTANGIBLE ASSETS

         The following is a summary of intangible assets, net of accumulated amortization:

                                                              December 31,
                                                          --------------------
                                                             2000       1999
                                                          ---------- ---------
      Excess of cost over fair value of assets acquired    $ 22,704   $ 21,681
      Core deposit intangibles                                2,448      2,401
      Trademarks                                                  4          5
                                                          ---------  ---------
               Total                                       $ 25,156   $ 24,087
                                                          =========  =========

                             BANCFIRST CORPORATION

(8)      TIME DEPOSITS

         Certificates of deposit in denominations of $100 or more totaled $281,847 and $257,440 at December 31, 2000 and 1999, respectively. At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

                 2001                  $ 809,480
                 2002                    100,378
                 2003                     35,416
                 2004                      4,053
                 2005 and thereafter       3,657
                                      ----------
                          Total        $ 952,984
                                      ==========

(9)      SHORT-TERM BORROWINGS

         The following is a summary of short-term borrowings:

                                                         December 31,
                                                    ----------------------
                                                      2000        1999
                                                    ----------  ----------
              Federal funds purchased                 $ 8,066    $ 12,798
              Repurchase agreements                    28,226       6,293
              Notes payable                             1,000       3,000
                                                     --------    ---------
                       Total                         $ 37,292    $ 22,091
                                                     ========    =========
              Weighted average interest rate             5.30%       5.15%
                                                     ========    =========

         Federal funds purchased represents borrowings of overnight funds from other financial institutions.

         The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

         The notes payable represent short-term advances on a $12,000 revolving line of credit with another bank. Advances under the line of credit bear interest at one of three specified rates, at the option of the Company. Interest is due quarterly and at maturity, or at the end of various interest periods which may be selected by the Company. Any outstanding principal is due at the maturity of the note in September 2001. The note may be renewed annually.

(10)     LONG-TERM BORROWINGS

         The Company borrows under a line of credit from the Federal Home Loan Bank of Topeka, Kansas in order to match-fund certain long-term fixed rate loans. Such advances are at rates of from 4.86% to 7.87% and mature from 2003 through 2015. Interest payments on the advances are due monthly. Semiannual principal payments on the advances total $4,271 per year. Residential first mortgages are pledged as collateral for the borrowings under the line of credit.

(11)     9.65% CAPITAL SECURITIES

         In January 1997, BancFirst Corporation established BFC Capital Trust I (the "Trust"), a trust formed under the Delaware Business Trust Act. In February 1997, the Trust issued $25,000 of aggregate liquidation amount of 9.65% Capital Securities, Series A (the "Capital Securities"). The proceeds from the sale of the Capital Securities were invested in 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the "Debentures") of BancFirst Corporation. The Series A Capital Securities and Debentures were subsequently exchanged for Series B Capital Securities and Debentures, pursuant to a Registration Rights Agreement. The terms of the Series A and Series B securities are identical in all material respects. Distributions on the Capital Securities are payable January 15 and July 15 of each year. Such distributions may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the Capital Securities is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Capital Securities represent

                             BANCFIRST CORPORATION
an undivided interest in the Debentures, are guaranteed by BancFirst Corporation, and are presented as long-term debt in the Company's consolidated financial statements, but qualify as Tier 1 regulatory capital. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

(12)     INCOME TAXES

         The components of the Company's income tax expense are as follows:

                                                                 Year Ended December 31,
                                                            -------------------------------
                                                              2000       1999       1998
                                                            --------------------- ---------
                         Current taxes: Federal             $ (14,196) $ (12,748) $ (11,718)
                                         State                   (684)    (1,735)    (1,433)
                         Deferred taxes                           629        464        623
                                                            ---------  ---------  ---------
                              Total income taxes            $ (14,251) $ (14,019) $ (12,528)
                                                            =========  =========  =========

         Income tax expense applicable to securities transactions approximated $86 and $4 for the years ended December 31, 1999 and 1998, respectively.

         At December 31, 2000, the Company had net operating loss carryforwards for tax purposes of approximately $128. If not utilized, the tax net operating loss carryforwards will expire as follows: $55 in 2001, and $73 in 2004.

         A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes follows:

                                                                          Year Ended December 31,
                                                                      --------------------------------
                                                                         2000      1999        1998
                                                                      ---------  ---------   ---------
        Tax expense at the federal statutory tax rate                 $ (14,164) $ (13,289)  $ (11,927)
        (Increase) decrease in tax expense from:
          Tax-exempt income, net                                          1,132      1,033         976
          Excess cost amortization                                         (881)      (851)       (710)
          State tax expense, net of federal tax benefit                    (579)    (1,078)       (898)
          Other, net                                                        241        166          31
                                                                      ---------  ---------   ---------
                 Total tax expense                                    $ (14,251) $ (14,019)  $ (12,528)
                                                                      =========  =========   =========

                             BANCFIRST CORPORATION

The net deferred tax asset consisted of the following:

                                                                                  December 31,
                                                                             -----------------------
                                                                                 2000        1999
                                                                             ----------- -----------
                 Provision for loan losses                                      $ 7,508     $ 6,726
                 Unrealized net loss on securities available for sale                --       1,636
                 Discount on securities of banks acquired                           123          --
                 Write-downs of other real estate owned                              53          37
                 Net operating loss carryforwards                                    67         185
                 Deferred compensation                                              601         681
                 Other                                                              106         286
                                                                             ----------  -----------
                 Gross deferred tax assets                                        8,458       9,551
                                                                             ----------  -----------
                 Unrealized net gain on securities available for sale            (1,336)         --
                 Depreciation                                                    (2,453)     (2,282)
                 Other                                                             (339)       (578)
                                                                             ----------- -----------
                 Gross deferred tax liabilities                                  (4,158)     (2,860)
                                                                             ----------- -----------
                 Net deferred tax asset                                         $ 4,300     $ 6,691
                                                                             =========== ===========

(13)     EMPLOYEE BENEFITS

         In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the "ESOP") effective January 1, 1985. The ESOP covers all eligible employees, as defined in the ESOP, of the Company and its subsidiaries. The ESOP allows employees to defer up to 12% of their base salary, of which the Company may match 50%, but not to exceed 3% of their base salary. In addition, the Company may make discretionary contributions to the ESOP, as determined by the Company's Board of Directors. The aggregate amounts of contributions by the Company to the ESOP for the years ended December 31, 2000, 1999 and 1998, were approximately $1,919, $1,980 and $1,000, respectively.

         Both Lawton Security Bancshares and AmQuest had Section 401(k) plans. These plans were merged into the ESOP effective January 1, 1999. Contributions to these plans totaled $576 for the year ended December 31, 1998.

         BancFirst Corporation also adopted a nonqualified incentive stock option plan (the "BancFirst ISOP") in May 1986. In 1998, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 850,000. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2000 will become exercisable through the year 2007. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

         In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors' Stock Option Plan (the "BancFirst Directors' Stock Option Plan"). A total of 75,000 shares may be issued under the plan. Each non-employee director is granted an option for 5,000 shares. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2000 will become exercisable through the year 2004. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

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

                             BANCFIRST CORPORATION

                                                                                 Year Ended December 31,
                                                              ------------------------------------------------------------
                                                                    2000                  1999                  1998
                                                              ------------------- ---------------------  -----------------
                                                                           Avg.                  Avg.                 Avg.
                                                              Options     Price     Options     Price     Options    Price
                                                              --------  ---------   -------   --------   --------  --------
            Outstanding at beginning of year                   531,192   $ 26.23     494,125   $ 21.73    449,625   $ 17.14
            Options granted                                     62,750     31.16     121,000     33.86    113,000     34.22
            Options exercised or repurchased                   (34,297)    16.02     (70,933)     6.85    (47,750)     7.63
            Options canceled                                   (17,500)    32.34     (13,000)    26.61    (20,750)    26.19
                                                              --------              --------             --------
            Outstanding at end of year                         542,145     26.24     531,192     26.23    494,125     21.73
                                                              ========              ========             ========
            Exercisable at end of year                         140,062     18.02     114,692     14.89    134,250     10.28
                                                              ========              ========             ========
            Weighted average fair value of options granted    $  22.26              $  14.24             $  15.36
                                                              ========              ========             ========


         The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: a dividend yield of from 1.5% to 2.0%; risk-free interest rates are different for each grant and range from 4.98% to 7.74%; the expected lives of the options are from five to ten years; and volatility of the Company's stock price is from 17.77% to 90.52% for all grants.

         A summary of options outstanding under the BancFirst ISOP and the BancFirst Directors' Stock Option Plan as of December 31, 2000 is as follows:

                                Options Outstanding                              Options Exercisable
         ------------------------------------------------------------------ -------------------------------
                                               Wgtd. Avg.
                                               Remaining       Wgtd. Avg.
          Range of Exercise      Number       Contractual      Exercise         Number        Wgtd. Avg.
               Prices        Outstanding    Life in Years        Price        Exercisable    Exercise Price
         ---------------------------------- --------------- --------------- --------------- ---------------
         $ 6.00 to $10.00      39,169           1.99          $ 7.43            39,169          $ 7.43
         $12.88 to $18.63      56,893           4.75           15.64            34,393           15.51
         $20.00 to $40.00     446,083          11.92           30.47            66,500           25.56
                              -------                                          -------
         $ 6.00 to $40.00     542,145          10.44           27.25           140,062           18.02
                              =======                                          =======

         The pro forma effect as if the Company had adopted the cost recognition provisions of FAS 123 is as follows:

                                                          Year Ended December 31,
                           --------------------------------------------------------------------------------------
                                      2000                         1999                         1998
                           ---------------------------- ---------------------------- ----------------------------
                                  As                           As                           As
                               Reported      Pro Forma      Reported     Pro Forma       Reported      Pro Forma
                              ----------    ----------     ----------    ----------      ---------     ---------
     APB 25 charge            $       --    $       --     $       --    $       --      $      --     $      --
     FAS 123 charge                   --           765             --           609             --           186
     Net income                   26,217        25,452         23,949        23,340         21,550        21,364
     Net income per share:
        Basic                 $     3.22    $     3.12     $     2.79    $     2.72      $    2.32     $    2.30
        Diluted                     3.19          3.09           2.75          2.68           2.27          2.25

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

                                                                                 Year Ended December 31,
                                                              -------------------------------------------------------------
                                                                    2000                  1999                  1998
                                                              ------------------- ---------------------  ------------------
                                                                          Avg.                  Avg.                 Avg.
                                                               Options    Price      Options    Price     Options    Price
                                                              --------    ------    --------- ---------   -------- --------
            Outstanding at beginning of year                    40,217    $16.21      73,885    $14.58    123,590    $13.54
            Options exercised or repurchased                   (21,860)    16.62     (33,668)    12.64    (47,784)    11.83
            Options canceled                                        --        --          --        --     (1,921)    15.73
                                                              --------              --------              -------
            Outstanding at end of year                          18,357     15.72      40,217     16.21     73,885     14.58
                                                              ========              ========              =======

         A summary of options outstanding under the AmQuest Employees Stock Option Plans as of December 31, 2000 is as follows:

                       Options Outstanding and Exercisable
          ------------------------------------------------------------------
                                                Wgtd. Avg.
                                                Remaining
                 Range of         Number       Contractual      Wgtd. Avg.
             Exercise Prices   Outstanding         Life       Exercise Price
            ----------------   ------------   -------------  ----------------
            $13.58 to $17.05      18,357            5.32          $15.72

         AmQuest's other stock option plan was for non-employee directors (the "AmQuest Directors' Stock Option Plan"). The AmQuest Directors Stock Option Plan was authorized to issue up to 118,755 shares and the options were fully exercisable when granted. A summary of the options granted under the AmQuest Directors Stock Option Plan is as follows:

                                                                                 Year Ended December 31,
                                                             --------------------------------------------------------------
                                                                    2000                  1999                  1998
                                                             -------------------    ------------------   ------------------
                                                                           Avg.                  Avg.                 Avg.
                                                              Options     Price      Options     Price    Options    Price
                                                             ---------   -------    --------    ------    -------   -------
            Outstanding at beginning of year                     6,023    $17.40       8,719    $17.19     26,539    $17.10
            Options granted                                         --        --          --        --         --        --
            Options exercised or repurchased                        --        --      (2,696)    16.73    (17,820)    17.05
            Options canceled                                        --        --          --        --         --        --
                                                             ---------              --------              -------
            Outstanding at end of year                           6,023     17.40       6,023     17.40      8,719     17.19
                                                             =========              ========              =======

                             BANCFIRST CORPORATION

         A summary of options outstanding under the AmQuest Directors Stock Option Plan as of December 31, 2000 is as follows:

                        Options Outstanding and Exercisable
         ------------------------------------------------------------------
                                              Wgtd. Avg.
                                              Remaining
         Range of Exercise      Number       Contractual       Wgtd. Avg.
               Prices        Outstanding         Life        Exercise Price
         ----------------- --------------- --------------- ----------------

         $13.58 to $20.84        6,023            5.55          $17.40


         In May 1999, the Company adopted the BancFirst Corporation Directors' Deferred Stock Compensation Plan (the "Deferred Stock Compensation Plan"). Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company's stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. A total of 20,000 shares are authorized to be issued under the plan. At December 31, 2000, there were 4,291 stock units accumulated with an average price of $30.33. At December 31, 1999, there were 719 stock units accumulated with an average price of $32.63.

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

                  (c) Common stock: $1.00 par value; 15,000,000 shares authorized. At December 31, 2000 and 1999, there were 8,326,638 shares and 8,112,170 shares issued and outstanding, respectively.

         In June 1999, the Company completed a Dutch auction issuer tender offer and purchased 1,186,502 shares of its common stock at the maximum offer price of $38.00 per share. Cash on hand and two borrowings totaling $7,600 under a line of credit were used to fund the purchase of the stock.

                             BANCFIRST CORPORATION

         In November 1999, the Company adopted a Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 300,000 shares of the Company's common stock. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company's Executive Committee. Below is a summary of the shares repurchased under the program.

                                                     Year Ended
                                                     December 31,
                                              -------------------------
                                                  2000          1999
                                              -----------  ------------
Number of shares repurchased                     108,379        55,783
Average price of shares repurchased             $  30.99      $  35.77

         BancFirst Corporation's ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At December 31, 2000, approximately $29,777 of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

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

                                                                   December 31,
                                                          -------------------------------
                                             Minimum
                                             Required          2000            1999
                                          --------------- --------------- ---------------
             Tier 1 capital

               BancFirst Corporation                          $  195,273      $  169,135
               BancFirst                                      $  164,846      $  148,293
             Total capital
               BancFirst Corporation                          $  217,708      $  188,753
               BancFirst                                      $  186,004      $  166,940
             Risk adjusted assets
               BancFirst Corporation                         $ 1,741,664     $ 1,516,266
               BancFirst                                     $ 1,639,683     $ 1,440,184
             Leverage ratio                   3.00%
               BancFirst Corporation                               7.67%           7.32%
               BancFirst                                           6.83%           6.75%
             Tier 1 capital ratio             4.00%
               BancFirst Corporation                              11.21%          11.15%
               BancFirst                                          10.05%          10.30%
             Total capital ratio              8.00%
               BancFirst Corporation                              12.50%          12.45%
               BancFirst                                          11.34%          11.59%

         To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of December 31, 2000 and 1999,

                             BANCFIRST CORPORATION

BancFirst was considered to be "well capitalized". There are no conditions or events since the most recent notification of BancFirst's capital category that management believes would change its category.

(15)     NET INCOME PER COMMON SHARE

         Basic and diluted net income per common share are calculated as follows:

                                                              Income          Shares         Per Share
                                                            (Numerator)    (Denominator)      Amount
                                                           ------------  ---------------   ------------
         Year Ended December 31, 2000
         ----------------------------
         Basic
         Income available to common stockholders              $  26,217        8,147,690      $  3.22
                                                                                              =======
         Effect of stock options                                     --           76,484
                                                             ----------       ----------

         Diluted
         Income available to common stockholders
           plus assumed exercises of stock options            $  26,217        8,224,174      $  3.19
                                                             ==========       ==========      =======
         Year Ended December 31, 1999
         ----------------------------
         Basic
         Income available to common stockholders              $  23,949        8,590,613      $  2.79
                                                                                              =======
         Effect of stock options                                     --          109,112
                                                             ----------       ----------

         Diluted
         Income available to common stockholders
           plus assumed exercises of stock options            $  23,949        8,699,725      $  2.75
                                                             ==========       ==========      =======

         Year Ended December 31, 1998
         ----------------------------
         Basic
         Income available to common stockholders              $  21,550        9,276,526      $  2.32
                                                                                              =======
         Effect of stock options                                     --          233,010
                                                             ----------       ----------

         Diluted
         Income available to common stockholders
           plus assumed exercises of stock options            $  21,550        9,509,536      $  2.27
                                                             ==========       ==========      =======

         Below is the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options' exercise prices were greater than the average market price of the common shares.

                                            Average
                                            Exercise
                               Shares        Price
                            ------------- -------------
   December 31, 2000             251,540      $  33.84
   December 31, 1999             146,000      $  34.43
   December 31, 1998                  --      $     --

                             BANCFIRST CORPORATION

(16) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

                                 BALANCE SHEET

                                                                                                  December 31,
                                                                                           --------------------------
     ASSETS                                                                                    2000         1999
                                                                                           --------------------------
     Cash                                                                                      $  3,869     $  2,957
     Securities                                                                                   1,825        2,550
     Loans (net of unearned interest)                                                                --        1,103
     Investment in subsidiaries, at equity                                                      207,796      178,756
     Intangible assets                                                                            2,216        3,295
     Other assets                                                                                 9,555        6,465
                                                                                              ---------    ---------
              Total assets                                                                    $ 225,261    $ 195,126
                                                                                              =========    =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Other liabilities                                                                        $   2,303     $  2,412
     Notes payable                                                                                1,000        3,000
     9.65% Capital Securities                                                                    25,000       25,000
     Stockholders' equity                                                                       196,958      164,714
                                                                                              ---------    ---------
              Total liabilities and stockholders' equity                                      $ 225,261    $ 195,126
                                                                                              =========    =========

                           STATEMENT OF INCOME


                                                                                       Year Ended December 31,
                                                                                   -------------------------------
     OPERATING INCOME                                                                2000       1999       1998
                                                                                   ---------  ---------  ---------
     Dividends from subsidiaries                                                    $ 12,815   $ 18,624  $  17,246
     Interest:
       Loans                                                                               4        284        534
       Securities                                                                        278        279        325
       Interest-bearing deposits                                                          49        458        659
      Other                                                                               10        164        339
                                                                                   ---------  ---------   --------
              Total operating income                                                  13,156     19,809     19,103
                                                                                   ---------  ---------   --------
     OPERATING EXPENSE
     Interest                                                                          2,516      2,698      2,495
     Amortization                                                                      1,079      1,079      1,084
     Other                                                                               385         68      1,913
                                                                                   ---------  ---------   --------
              Total operating expense                                                  3,980      3,845      5,492
                                                                                   ---------  ---------   --------
     Income before income taxes and equity in undistributed
     earnings of subsidiaries                                                          9,176     15,964     13,611
     Allocated income tax benefit                                                        985        785        811
                                                                                   ---------  ---------   --------
     Income before equity in undistributed earnings of subsidiaries                   10,161     16,749     14,422
     Equity in undistributed earnings of subsidiaries                                 16,056      7,200      7,128
                                                                                   ---------  ---------   --------
              Net income                                                            $ 26,217   $ 23,949   $ 21,550
                                                                                   =========  =========  =========

                             BANCFIRST CORPORATION

                            STATEMENT OF CASH FLOWS

                                                                                        Year Ended December 31,
                                                                                   -------------------------------
                                                                                     2000       1999        1998
                                                                                   --------    -------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $   26,217   $ 23,949  $ 21,550
Adjustments to reconcile to net cash provided by operating activities:
  Depreciation and amortization                                                        1,079      1,094     1,122
  Equity in undistributed income of subsidiaries                                     (16,056)    (7,200)   (8,093)
  Increase in dividends receivable                                                    (4,066)      (719)       --
  Other, net                                                                           1,197       (325)      840
                                                                                  ----------   --------  --------
         Net cash provided by operating activities                                     8,371     16,799    15,419
                                                                                  ----------   --------  --------
INVESTING ACTIVITIES
Purchases of stock of subsidiaries                                                    (1,500)        --        --
Sale of stock of subsidiaries                                                          8,215     13,757     9,356
Net cash used for acquisitions and mergers                                            (4,391)        --   (13,537)
Purchases of securities                                                                 (125)    (2,550)       --
Proceeds from maturities of securities                                                   850      2,000        --
Net other decrease in loans                                                              802      2,641     1,205
Other, net                                                                                --       (168)       --
                                                                                  ----------   --------  --------
         Net cash provided (used) by investing activities                              3,851     15,680    (2,976)
                                                                                  ----------   --------  --------
FINANCING ACTIVITIES
Issuance of common stock                                                               1,225      1,700     1,715
Net increase (decrease) in notes payable                                              (2,000)     3,000    (1,930)
Payment of long-term debt                                                             (1,798)        --        --
Acquisition of common stock                                                           (3,359)   (49,023)   (2,036)
Cash dividends paid                                                                   (5,378)    (4,890)   (4,200)
                                                                                  ----------   --------  --------
         Net cash used by financing activities                                       (11,310)   (49,213)   (6,451)
                                                                                  ----------   --------  --------
Net increase (decrease) in cash                                                          912    (16,734)    5,992
Cash at the beginning of the year                                                      2,957     19,691    13,699
                                                                                  ----------   --------  --------
Cash at the end of the year                                                       $    3,869   $  2,957  $ 19,691
                                                                                  ==========   ========  ========
SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest                                            $    2,431   $  2,698  $  2,495
                                                                                  ==========   ========  ========
Cash received during the year for income taxes, net                               $     (705)  $ (2,195) $   (858)
                                                                                  ==========   ========  ========

                             BANCFIRST CORPORATION

(17)     RELATED PARTY TRANSACTIONS

         The Company purchases supplies, furniture and equipment from an affiliated company. During the years ended December 31, 2000, 1999 and 1998, such purchases totaled $130, $109 and $237, respectively.

         The Company also sells credit life and credit accident and health insurance policies for an affiliated insurance company. The Company retains a 40% commission for such sales, which is the maximum amount permitted by law. Net premiums paid to the affiliated insurance company for the years ended December 31, 2000, 1999 and 1998 were $852, $880 and $706, respectively.

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

                                                   December 31,
                                      ------------------------------------
                                         2000        1999         1998
                                      -----------  ----------  -----------
              Loan commitments          $333,391    $309,777     $309,163
              Letters of credit           17,838      13,750       15,383


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

         The future minimum rental payments under these leases are as follows:

                     Year Ending December 31:
                     2001                                       $   646
                     2002                                           634
                     2003                                           563
                     2004                                           388
                     2005                                           304
                     Later years                                  3,399
                                                               ---------
                     Total                                      $ 5,934
                                                               =========

         Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $792, $1,100 and $1,065 during 2000, 1999 and 1998, respectively.

         The Company is a defendant in legal actions arising from normal business activities. Management believes that all legal actions against the Company are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company's financial position, results of operations or cash flows.

                             BANCFIRST CORPORATION

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

                             BANCFIRST CORPORATION

The estimated fair values of the Company's financial instruments are as follows:


                                                                                  December 31,
                                                                 ----------------------------------------------
                                                                          2000                    1999
                                                                 -----------------------  ---------------------
                                                                  Carrying      Fair       Carrying       Fair
                                                                   Amount       Value       Amount       Value
                                                                 -----------   -------     ---------    --------
FINANCIAL ASSETS
Cash and due from banks                                          $  162,455   $  162,455  $  126,691  $  126,691
Federal funds sold, and interest-bearing deposits                    66,563       66,563      53,381      53,381
Securities                                                          560,551      561,434     596,715     595,509
Loans:
 Loans (net of unearned interest)                                 1,666,338                1,455,481
 Allowance for loan losses                                          (25,380)                 (22,548)
                                                                 -----------              ----------
 Loans, net                                                       1,640,958    1,642,917   1,432,933   1,430,257
FINANCIAL LIABILITIES
Deposits                                                          2,267,397    2,268,529   2,082,696   2,082,107
Short-term borrowings                                                37,292       37,292      22,091      22,091
Long-term borrowings                                                 26,613       26,661      26,392      25,562
9.65% Capital Securities                                             25,000       22,125      25,000      24,070
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments                                                                   2,200                   2,045
Letters of credit                                                                    134                     103

                             BANCFIRST CORPORATION

(20)     SEGMENT INFORMATION

         The Company evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The four principal business units were metropolitan banks, community banks, other financial services, and executive, operations and support. Metropolitan and community banks offer traditional banking products such as commercial and retail lending, and a full line of deposit accounts. Metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. Community banks consist of banking locations in communities throughout Oklahoma. Other financial services are specialty product business units including guaranteed small business lending, guaranteed student lending, residential mortgage lending, trust services, correspondent banking, electronic banking and insurance. The executive, operations and support groups represent executive management, operational support and corporate functions that are not allocated to the other business units. The results of operations and selected financial information for the four business units are as follows:


                                                                   Other        Executive,
                               Metropolitan      Community       Financial      Operations
                                   Banks           Banks         Services       & Support     Eliminations    Consolidated
                               --------------- -------------- --------------- --------------- -------------- ---------------
 December 31, 2000
 Net interest income (expense) $     32,541    $     69,189   $       3,084   $     (2,479)   $         --   $    102,335
 Provision for loan losses            3,070             878             186            (89)             --          4,045
 Noninterest income                   5,787          16,035           6,484         46,103         (44,507)        29,902
 Depreciation and amortization        2,199           3,798             180          2,258              --          8,435
 Other expenses                      19,902          42,522           6,917          9,948              --         79,289
                               ------------    ------------   ------------- --------------                   ------------
 Income before taxes           $     13,157    $     38,026   $       2,285  $      31,507         (44,507)  $     40,468
                               ============    ============   ============= ==============                   ============
 Total Assets                  $    800,448    $  1,765,678   $     110,900  $     432,973        (539,744)  $  2,570,255
                               ============    ============   =============  =============                   ============
 Capital expenditures          $      2,723    $      6,519   $          81  $       1,393              --   $     10,716
                               ============    ============   =============  =============                   ============
 December 31, 1999
 Net interest income (expense) $     23,462    $     68,044   $       4,655  $      (2,918)   $         (8)  $     93,235
 Provision for loan losses              807           1,509             127             78              --          2,521
 Noninterest income                   4,561          16,066           5,498         28,491         (25,909         28,707
 Depreciation and amortization        1,906           3,902             313          2,407              (1)         8,527
 Other expenses                      15,133          41,756           6,884          9,291            (138)        72,926
                               ------------    ------------   -------------  -------------                   ------------
 Income before taxes           $     10,177    $     36,943   $       2,829  $      13,797         (25,778)  $     37,968
                               ============    ============   =============  =============                   ============
 Total Assets                  $    699,100    $  1,644,878   $     103,630  $      79,379        (191,180)  $  2,335,807
                               ============    ============   =============  =============                   ============
 Capital expenditures          $      1,325    $      4,857   $         132  $       2,237              --   $      8,551
                               ============    ============   =============  =============                   ============
 December 31, 1998
 Net interest income (expense) $     19,969    $     70,034   $       4,127   $     (1,271)   $       (107)  $     92,752
 Provision for loan losses              607           1,450             239            (85)             --          2,211
 Noninterest income                   3,613          15,844           3,575         27,039         (26,052)        24,019
 Depreciation and amortization        1,789           3,633             250          2,413              --          8,085
 Merger related costs                    --              --              --          3,134              --          3,134
 Other expenses                      13,199          43,861           4,850          8,644          (1,291)        69,263
                               -------------   ------------   -------------   ------------                   ------------
 Income before taxes           $      7,987    $     36,934   $       2,363   $     11,662         (24,868)  $     34,078
                               ============    ============   =============   ============                   ============
 Total Assets                  $    486,965    $  1,731,606   $     107,665   $    227,269        (217,622)  $  2,335,883
                               ============    ============   =============   ============                   ============
 Capital expenditures          $      2,951    $      4,500   $         606   $      1,049              --   $      9,106
                               ============    ============   =============   ============                   ============

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

(21) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     A summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 is as follows:


                                                                          Quarter
                                                          ----------------------------------------
              2000                                         Fourth     Third     Second     First
              ----                                         --------- ---------- --------- --------
              Net interest income                          $26,512    $25,630   $25,529    $24,662
              Provision for loan losses                        735        840     1,180      1,289
              Noninterest income                             7,729      7,703     7,213      7,258
              Noninterest expense                           23,416     22,021    21,301     20,987
              Net income                                     6,720      6,956     6,383      6,157
              Net income per common share:
               Basic                                          0.81       0.86      0.79       0.76
               Diluted                                        0.80       0.85      0.78       0.75

              1999
              ----
              Net interest income                          $23,614    $23,223   $23,257    $23,141
              Provision for loan losses                        698        418       468        937
              Noninterest income                             6,988      7,261     6,589      7,869
              Noninterest expense                           20,719     20,470    20,249     20,015
              Net income                                     5,829      6,030     5,868      6,222
              Net income per common share:
               Basic                                          0.71       0.74      0.66       0.67
               Diluted                                        0.71       0.73      0.65       0.66

                               INDEX TO EXHIBITS

       Exhibit
       Number                      Name of Exhibit
       ------                      ---------------

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

         10.1 United Community Corporation (now BancFirst Corporation) Stock Option Plan (filed as Exhibit 10.09 to the Company's Registration Statement on Form S-4, file No. 33-13016 and incorporated herein by reference).

         10.2 BancFirst Corporation Employee Stock Ownership and Thrift Plan (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

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

       Exhibit
       Number                      Name of Exhibit
       ------                      ---------------

         10.6* BancFirst Corporation Non-Employee Directors' Stock Option Plan.

         10.7* BancFirst Corporation Directors' Deferred Stock Compensation
               Plan.

         10.8* Stock Purchase Agreement dated November 14, 2000 among BancFirst
               Corporation, Pickard Limited Partnership and Century Life Assurance Company.

         22.1* Subsidiaries of Registrant.

         23.1* Consent of PricewaterhouseCoopers LLP

         99.1 Stock Repurchase Program (filed as Exhibit 99.1 to the Company's Form 8-K dated November 18, 1999 and incorporated herein by reference).

         _________________________
             *        Filed herewith.