Form 10-Q
period 2001-03-31
BANCFIRST CORP /OK/
filed 2001-05-15
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

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

     As of April 30, 2001 there were 8,310,829 shares of the registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             BANCFIRST CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                    March 31,
                                                                           -------------------------    December 31,
                                                                              2001           2000           2000
                                                                           ----------     ----------     ----------
ASSETS
Cash and due from banks                                                    $  132,551     $  116,488     $  162,455
Interest-bearing deposits with banks                                            3,336            652            663
Federal funds sold                                                            195,000         70,850         65,900
Securities (market value: $551,066, and $590,391 and $561,434,                548,741        591,931
 respectively)                                                                                              560,551

Loans:
  Total loans (net of unearned interest)                                    1,677,812      1,490,850      1,666,338
  Allowance for loan losses                                                   (25,321)       (23,566)       (25,380)
                                                                           ----------     ----------     ----------
       Loans, net                                                           1,652,491      1,467,284      1,640,958
Premises and equipment, net                                                    57,981         55,614         57,795
Other real estate owned                                                         1,481          1,404          1,453
Intangible assets, net                                                         24,267         23,339         25,156
Accrued interest receivable                                                    26,158         22,069         27,288
Other assets                                                                   34,348         28,553         28,036
                                                                           ----------     ----------     ----------
       Total assets                                                        $2,676,354     $2,378,184     $2,570,255
                                                                           ==========     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                      $  521,296     $  434,348     $  509,770
  Interest-bearing                                                          1,826,183      1,680,981      1,757,627
                                                                           ----------     ----------     ----------
       Total deposits                                                       2,347,479      2,115,329      2,267,397
Short-term borrowings                                                          34,893         23,597         37,292
Long-term borrowings                                                           25,939         27,304         26,613
9.65% Capital Securities                                                       25,000         25,000         25,000
Accrued interest payable                                                        9,771          8,111         10,302
Other liabilities                                                              25,015         10,866          6,693
Minority interest                                                               1,895             --             --
                                                                           ----------     ----------     ----------
       Total liabilities                                                    2,469,992      2,210,207      2,373,297
                                                                           ----------     ----------     ----------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued: 8,322,169, 8,098,195 and              8,322          8,098          8,327
   8,326,638, respectively)
  Capital surplus                                                              56,619         47,081         56,169
  Retained earnings                                                           135,341        117,314        130,932
  Accumulated other comprehensive income                                        6,080         (4,516)         1,530

       Total stockholders' equity                                             206,362        167,977        196,958
                                                                           ----------     ----------     ----------
       Total liabilities and stockholders' equity                          $2,676,354     $2,378,184     $2,570,255
                                                                           ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)


                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           2001       2000
                                                          -------   --------
INTEREST INCOME
Loans, including fees                                     $38,201   $ 33,353
Securities:
  Taxable                                                   7,692      8,427
  Tax-exempt                                                  606        550
Federal funds sold                                          1,639        803
Interest-bearing deposits with banks                           42         18
                                                          -------   --------
        Total interest income                              48,180     43,151
                                                          -------   --------
INTEREST EXPENSE
Deposits                                                   20,558     17,118
Short-term borrowings                                         462        346
Long-term borrowings                                          408        413
9.65% Capital Securities                                      612        612
                                                          -------   --------
        Total interest expense                             22,040     18,489
                                                          -------   --------
Net interest income                                        26,140     24,662
Provision for loan losses                                     332      1,289
                                                          -------   --------
        Net interest income after provision
            for loan losses                                25,808     23,373
                                                          -------   --------
NONINTEREST INCOME
Trust revenue                                                 958        777
Service charges on deposits                                 4,424      4,056
Securities transactions                                        --         --
Income from sales of loans                                    189        214
Other                                                       2,835      2,211
                                                          -------   --------
        Total noninterest income                            8,406      7,258
                                                          -------   --------
NONINTEREST EXPENSE
Salaries and employee benefits                             13,064     11,902
Occupancy and fixed assets expense, net                     1,560      1,378
Depreciation                                                1,265      1,266
Amortization of intangibles                                   802        787
Data processing services                                      528        663
Net expense from other real estate owned                      (22)       (70)
Other                                                       5,964      5,061
                                                          -------   --------
        Total noninterest expense                          23,161     20,987
                                                          -------   --------
Income before taxes                                        11,053      9,644
Income tax expense                                         (3,902)    (3,487)
                                                          -------   --------
        Net income                                          7,151      6,157
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities                   4,550     (1,008)
                                                          -------   --------
          Comprehensive income                            $11,701   $  5,149
                                                          =======   ========
NET INCOME PER COMMON SHARE
Basic                                                     $  0.86   $   0.76
                                                          =======   ========
Diluted                                                   $  0.85   $   0.75
                                                          =======   ========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 ------------------
                                                                                  2001       2000
                                                                                 -----    ---------
CASH FLOWS FROM OPERATING ACTIVITIES                                         $  14,306    $  11,225
                                                                             ---------    ---------
INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions and divestitures              (4,856)          --
Purchases of securities:
  Held for investment                                                           (2,113)          --
  Available for sale                                                           (20,930)     (24,332)
Maturities of securities:
  Held for investment                                                            6,621        4,963
  Available for sale                                                            43,007       22,120
Proceeds from sales and calls of securities held for investment                  3,331          395
Net increase in federal funds sold                                            (129,100)     (19,184)
Purchases of loans                                                                (648)      (1,146)
Proceeds from sales of loans                                                    29,098       25,641
Net other increase in loans                                                    (40,455)     (60,485)
Purchases of premises and equipment                                             (1,340)      (3,668)
Proceeds from the sale of other real estate owned and repossessed
 assets                                                                          1,061          788
Other, net                                                                          47         (748)
                                                                             ---------    ---------
          Net cash provided (used) by investing activities                    (116,277)     (55,656)
                                                                             ---------    ---------
FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits                         8,802       21,773
Net increase in certificates of deposits                                        71,280       10,860
Net increase (decrease) in short-term borrowings                                (2,399)       1,506
Net increase (decrease) in long-term borrowings                                   (674)         912
Issuance of common stock                                                           418          335
Acquisition of common stock                                                     (1,188)        (924)
Cash dividends paid                                                             (1,499)      (1,297)
                                                                             ---------    ---------
          Net cash provided by financing activities                             74,740       33,165
                                                                             ---------    ---------
Net decrease in cash and due from banks                                        (27,231)     (11,266)
Cash and due from banks at the beginning of the period                         163,118      128,406
                                                                             ---------    ---------
Cash and due from banks at the end of the period                             $ 135,887    $ 117,140
                                                                             =========    =========

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest                                     $  22,571    $  18,799
                                                                             =========    =========
Cash paid during the period for income taxes                                 $      --    $      --
                                                                             =========    =========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

(1)  GENERAL

     The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BFC Capital Trust I, Century Life Assurance Company, Council Oak Partners, LLC, BancFirst and its subsidiaries, and First Southwest Bank. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

     The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2000, the date of the most recent annual report. Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

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

(3)  RECENT DEVELOPMENTS; MERGERS, ACQUISITIONS AND DISPOSALS

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

     In January 2001, BancFirst Corporation completed the acquisition of 75% of the outstanding common stock of Century Life Assurance Company ("Century Life") from Pickard Limited Partnership, a Rainbolt family partnership. Century Life underwrites credit life insurance, credit accident and health insurance, and ordinary life insurance. The Rainbolt family is the largest shareholder of BancFirst Corporation and two members of the family are the Chairman and the CEO of BancFirst Corporation. The purchase price was $5,429. At December 31, 2000, Century Life had total assets of $22,964 and total stockholders' equity of $6,956. The acquisition was accounted for as a book value purchase. Accordingly, the acquisition was recorded based on the book value of Century Life and the effects of the acquisition are included in the Company's consolidated financial statements from the date of the acquisition forward. The acquisition is not expected to have a material effect on the results of operations of the Company for 2001.

(4)  SECURITIES

     The table below summarizes securities held for investment and securities available for sale.

                                                                March 31,
                                                           -------------------   December 31,
                                                             2001       2000         2000
                                                           --------   --------   -----------
Held for investment at cost (market value; $102,827,
 $96,008, and $107,874, respectively)                      $100,502   $ 97,548      $106,991
Available for sale, at market value                         448,239    494,383       453,560
                                                           --------   --------   -----------
   Total                                                   $548,741   $591,931      $560,551
                                                           ========   ========   ===========

(5)  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a schedule of loans outstanding by category:

                                                              March 31,                              December 31
                                           -----------------------------------------------      ---------------------
                                                   2001                       2000                      2000
                                           ---------------------      --------------------      ---------------------
                                             Amount      Percent        Amount     Percent        Amount      Percent
                                           ----------    -------      ----------   -------      ----------    -------
Commercial and industrial                  $  396,525      23.63%     $  361,571     24.26%     $  394,534      23.68%
Agriculture                                    98,627       5.88          60,671      4.07          91,263       5.48
Real Estate:
  Construction                                 80,683       4.81          82,665      5.54          84,637       5.08
  Farmland                                     58,887       3.51          38,066      2.55          56,695       3.40
  One to four family residences               374,551      22.32         338,936     22.73         372,460      22.35
  Multifamily residential properties           16,284       0.97          22,761      1.53          19,869       1.19
  Commercial                                  330,709      19.71         286,940     19.25         322,759      19.37
Consumer                                      274,775      16.38         265,192     17.79         275,175      16.51
Other                                          46,771       2.79          34,048      2.28          48,946       2.94
                                           ----------    -------      ----------   -------      ----------    -------
      Total loans                          $1,677,812     100.00%     $1,490,850    100.00%     $1,666,338     100.00%
                                           ==========    =======      ==========   =======      ==========    =======


Loans held for sale (included above)       $    7,472                 $    7,760                $    5,106
                                           ==========                 ==========                ==========

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

     Changes in the allowance for loan losses are summarized as follows:


                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                    2001       2000
                                                 -------    -------
Balance at beginning of period                   $25,380    $22,548
                                                 -------    -------
Charge-offs                                         (643)      (660)
Recoveries                                           252        389
                                                 -------    -------
     Net charge-offs                                (391)      (271)
                                                 -------    -------

Provisions charged to operations                     332      1,289
Additions from acquisitions                           --         --
                                                 -------    -------
   Total additions                                   332      1,289
                                                 -------    -------
Balance at end of period                         $25,321    $23,566
                                                 =======    =======

     The net charge-offs by category are summarized as follows:


                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                    2001         2000
                                                   -----        -----
Commercial, financial and other                    $ 137        $ (48)
Real estate - construction                            --          (43)
Real estate - mortgage                               (33)          26
Consumer                                             287          336
                                                   -----        -----
     Total                                         $ 391        $ 271
                                                   =====        =====



(6)  NONPERFORMING AND RESTRUCTURED ASSETS

     Below is a summary of nonperforming and restructured assets:

                                                              March 31,
                                                         -------------------    December 31,
                                                           2001        2000         2000
                                                         -------     -------    ------------
Past due over 90 days and still accruing                 $ 6,890     $ 1,703     $     2,790
Nonaccrual                                                 9,515       9,015           8,852
Restructured                                                 591       1,049             569
                                                         -------     -------     -----------
     Total nonperforming and restructured loans           16,996      11,767          12,211
Other real estate owned and repossessed assets             2,011       1,816           2,130
                                                         -------     -------     -----------
     Total nonperforming and restructured assets         $19,007     $13,583     $    14,341
                                                         =======     =======     ===========
Nonperforming and restructured loans to total loans         1.01%       0.79%           0.73%
                                                         =======     =======     ===========
Nonperforming and restructured assets to total assets       0.71%       0.57%           0.56%
                                                         =======     =======     ===========

(7)  INTANGIBLE ASSETS

     The following is a summary of intangible assets, net of accumulated amortization:

                                                              March 31,
                                                         -------------------    December 31,
                                                           2001        2000         2000
                                                         -------     -------    ------------
Excess of cost over fair value of assets acquired        $21,953     $21,055    $     22,704
Core deposit intangibles                                   2,310       2,279           2,448
Trademarks                                                     4           5               4
                                                         -------     -------    ------------
   Total                                                 $24,267     $23,339    $     25,156
                                                         =======     =======    ============

(8)  CAPITAL

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


                                             March 31,
                         Minimum     -------------------------    December 31,
                         Required       2001          2000          2000
                         --------    ----------    ----------    -----------
Tier 1 capital                       $  201,014    $  174,154    $   195,273
Total capital                        $  224,194    $  194,430    $   217,708
Risk-adjusted assets                 $1,805,165    $1,568,590    $ 1,741,664
Leverage ratio           3.00%             7.58%         7.40%          7.67
Tier 1 capital ratio     4.00%            11.14%        11.10%         11.21
Total capital ratio      8.00%            12.42%        12.40%         12.50


     To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of December 31, 2000 and 1999, BancFirst was considered to be "well capitalized". There are no conditions or events since the most recent notification of BancFirst's capital category that management believes would change its category.

(9)  STOCK REPURCHASE PLAN

     In November 1999, the Company adopted a new Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 300,000 shares of the Company's common stock. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company's Executive Committee. At March 31, 2001 there are 106,105 shares remaining that can be repurchased under the SRP. Below is a summary of the shares repurchased under the program.


                                          Three Months Ended
                                               March 31,
                                          ------------------
                                            2001       2000
                                          -------    -------
Number of shares repurchased               29,733     33,856
Average price of shares repurchased       $ 39.97    $ 27.29


(10) COMPREHENSIVE INCOME

     The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.


                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                               2001       2000
                                             -------    -------
Unrealized gain (loss) during the period:
Before-tax amount                            $ 6,451    $(1,588)
Tax (expense) benefit                         (1,901)       580
                                             -------    -------
Net-of-tax amount                            $ 4,550    $(1,008)
                                             =======    =======

     The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.


                                          Three Months Ended
                                               March 31,
                                          ------     -------
                                           2001        2000
                                          ------     -------
Unrealized gain (loss) on securities:
Beginning balance                         $1,530     $(3,508)
Current period change                      4,550      (1,008)
Ending balance                            $6,080     $(4,516)
                                          ======     =======


(11) NET INCOME PER COMMON SHARE

     Basic and diluted net income per common share are calculated as follows:


                                                          Income          Shares       Per Share
                                                        (Numerator)    (Denominator)     Amount
                                                        -----------    -------------   ---------
Three Months Ended March 31, 2001
---------------------------------
Basic
Income available to common stockholders                 $     7,151        8,322,035   $    0.86
                                                                                       =========
Effect of stock options                                          --          108,206
                                                        -----------    -------------

Diluted
Income available to common stockholders
  plus assumed exercises of stock options               $     7,151        8,430,241   $    0.85
                                                        ===========    =============   =========
Three Months Ended March 31, 2000
---------------------------------
Basic
Income available to common stockholders                 $     6,157        8,105,168   $    0.76
                                                                                       =========
Effect of stock options                                          --           72,477
                                                        -----------    -------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options               $     6,157        8,177,645   $    0.75
                                                        ===========    =============   =========

     Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options' exerc ise prices were greater than the average market price of the common shares.


                                                             Average
                                                            Exercise
                                                 Shares       Price
                                                -------     --------
Three Months Ended March 31, 2001                10,000       $40.00
Three Months Ended March 31, 2000               304,000       $33.21


(12) SEGMENT INFORMATION

     The Company evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The four principal business units are metropolitan banks, community banks, other financial services, and executive, operations and support. Metropolitan and community banks offer traditional banking products such as commercial and retail lending, and a full line of deposit accounts. Metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. Community banks consist of banking locations in communities throughout Oklahoma. Other financial services are specialty product business units including guaranteed small business lending, guaranteed student lending, residential mortgage lending, electronic banking, trust services, insurance services, merchant banking and brokerage services. The executive, operations and support groups represent executive management, operational support and corporate functions that are not allocated to the other business units. The results of operations and selected financial information for the four business units are as follows:

                                                                        Other       Executive,
                                         Metropolitan     Community    Financial    Operations      Elimin-       Consol-
                                             Banks          Banks      Services     & Support       ations        idated
                                         ------------    ----------    ---------    ----------    ----------    ----------
Three Months Ended:
 March 31, 2001
 Net interest income (expense)               $  7,932    $   17,754     $  1,262      $   (808)   $       --    $   26,140
 Noninterest income                             1,375         4,356        2,234        15,105       (14,664)        8,406
 Income before taxes                            3,777         9,666        1,089        11,237       (14,716)       11,053
 March 31, 2000
 Net interest income (expense)               $  7,532    $   17,024     $    962      $   (856)   $       --    $   24,662
 Noninterest income                             1,437         3,815        1,237         7,416        (6,647)        7,258
 Income before taxes                            2,887         9,364          507         3,533        (6,647)        9,644

Total Assets:
 March 31, 2001                              $796,349    $1,819,891     $143,141      $473,061    $(556,088)    $2,676,354
 March 31, 2000                              $749,510    $1,657,120     $106,466      $ 57,197    $(192,109)    $2,378,184

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY

     Net income for the first quarter ended March 31, 2001 was $7.15 million, up from $6.16 million for the first quarter of 2000. Diluted net income per share was $0.85, a 13.3% increase from $0.75 for the first quarter of 2000.

     Total assets at March 31, 2001 was $2.68 billion, up $106 million from December 31, 2000 and $298 million from March 31, 2000. The asset growth was due in part to the acquisition of First Southwest Corporation of Frederick, Oklahoma ("First Southwest") in October 2000, which added approximately $118 million of assets, and the purchase of 75% of Century Life Assurance Company ("Century Life"), which added approximately $23 million of assets. Stockholders' equity was $206 million at March 31, 2001, an increase of $9.4 million compared to December 31, 2000, and $38.4 million compared to March 31, 2000.

     In January 2001, BancFirst Corporation completed the purchase of 75% of the outstanding common stock of Century Life from Pickard Limited Partnership, a Rainbolt family partnership. Century Life underwrites credit life insurance, credit accident and health insurance, and ordinary life insurance. The Rainbolt family is the largest shareholder of BancFirst Corporation and two members of the family are the Chairman and the CEO of BancFirst Corporation. The purchase price was $5.43 million. At December 31, 2000, Century Life had total assets of $23 million and total stockholders' equity of $6.96 million. The acquisition was accounted for as a book value purchase. Accordingly, the acquisition was recorded based on the book value of Century Life and the effects of the acquisition are included in the Company's consolidated financial statements from the date of the acquisition forward. The acquisition is not expected to have a material effect on the results of operations of the Company for 2001.
RESULTS OF OPERATIONS

     Net interest income increased $1.48 million compared to the first quarter of 2000 due to growth in earning assets. Average net earning assets increased $69.2 million from the first quarter of 2000. Net interest spread for the first quarter of 2001 decreased to 3.65% from 3.96% for the first quarter of 2000, and net interest margin for the first quarter of 2001 decreased to 4.59% from 4.77% for the first quarter of 2000. The lower net interest spread and net interest margin are the product of falling interest rates and a relatively flat to inverted yield curve.

     The Company provided $332,000 for loan losses in the first quarter, compared to $1.29 million for the first quarter of 2000. The higher provisions in 2000 were due to loan growth and increases in classified and nonperforming loans. Net loan charge-offs were $391,000 for the first quarter of 2001, compared to $271,000 for the first quarter of 2000. The net charge-offs represent annualized rates of only 0.10% and 0.08% of average total loans for the first quarter of 2001 and 2000, respectively.

     Noninterest income increased $1.15 million, or 15.8%, compared to the first quarter of 2000. Noninterest expense increased $2.17 million, or 10.5%, compared to the first quarter of 2000. These increases were due in part to the acquisition of First Southwest.

     Income tax expense increased $415,000 compared to the first quarter of 2000 due to higher taxable income. The effective tax rate on income before taxes was 35.30%, down from 36.16% in the first quarter of 2000.

FINANCIAL POSITION

     Federal funds sold increased $129 million from December 31, 2000 and $124 million from March 31, 2000 due to increased liquidity from deposit growth and decreases in the balance of securities.

     Total securities decreased $11.8 million compared to December 31, 2000 and $43.2 million compared to March 31, 2000. The size of the Company's securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale was $9.35 million at the end of the first quarter of 2001, compared to a gain of $2.9 million at December 31, 2000 and a loss of $6.73 million at March 31, 2000. The average taxable equivalent yield on the securities portfolio for the first quarter increased to 6.33% from 6.30% for the same quarter of 2000.

     Total loans increased $11.5 million from December 31, 2000 and $187 million from March 31, 2000, due to internal growth and approximately $80.2 million of loans acquired with First Southwest. The allowance for loan losses decreased $59,000 from year-end 2000 and increased $1.76 million from the first quarter of 2000. The acquisition of First Southwest added $1.48 million to the allowance. The allowance as a percentage of total loans was 1.51%, 1.52% and 1.58% at March 31, 2001, December 31, 2000 and March 31, 2000, respectively. The allowance to nonperforming and restructured loans at the same dates was 148.98%, 207.85% and 200.27%, respectively.

     Nonperforming and restructured assets totaled $19 million at March 31, 2001, compared to $14.3 million at December 31, 2000 and $13.6 million at March 31, 2000. The ratio of nonperforming and restructured assets to total assets increased to 0.71% at March 31, 2000, compared to 0.56% at December 31, 2000 and 0.57% at March 31, 2000, due mainly to an increase in past due loans. It is reasonable to expect nonperforming loans and loan losses to rise over time to historical norms as a result of economic and credit cycles.

   Total deposits increased $80.1 million compared to December 31, 2000, and $232 million compared to March 31, 2000. The increase in deposits is the result of internal growth and the acquisition of First Southwest, which added approximately $105 million in deposits. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 14.1% of total deposits at March 31, 2001.

     Short-term borrowings decreased $2.4 million from December 31, 2000 and increased $11.3 million from March 31, 2000. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

     Long-term borrowings decreased $674,000 from year-end 2000 and $1.37 million from the first quarter of 2000 due to payments on Federal Home Loan Bank borrowings. The Company uses these borrowings primarily to match-fund long-term fixed-rate loans.

     Stockholders' equity increased to $206 million from $197 million at year-end 2000 and $168 million at March 31, 2000, as a result of accumulated earnings and stock issued in the First Southwest acquisition. Average stockholders' equity to average assets for the quarter was 7.64%, compared to 7.09% for the first quarter of 2000. The Company's leverage ratio and total risk-based capital ratio were 7.58% and 12.42%, respectively, at March 31, 2001, well in excess of the regulatory minimums.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

     See note (2) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

SEGMENT INFORMATION

     See note (12) of the Notes to Consolidated Financial Statements for disclosures regarding business segments.

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

                             BANCFIRST CORPORATION
                     SELECTED CONSOLIDATED FINANCIAL DATA
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    ------------------
                                                                      2001       2000
                                                                    --------   --------
Per Common Share Data
Net income - basic                                                    $ 0.86     $ 0.76
Net income - diluted                                                    0.85       0.75
Cash net income - diluted                                               0.93       0.83
Cash dividends                                                          0.18       0.16
Performance Data
Return on average assets                                                1.11%      1.06%
Return on average stockholders' equity                                 14.54      14.88
Cash dividend payout ratio                                             20.93      21.05
Net interest spread                                                     3.65       3.96
Net interest margin                                                     4.59       4.77
Efficiency ratio                                                       67.04      65.75

                                                                                   March 31,
                                                                                 ---------------    December 31,
                                                                                  2001     2000         2000
                                                                                 ------   ------    ------------
Balance Sheet Data
Book value per share                                                             $24.80   $20.74          $23.65
Tangible book value per share                                                     21.88    17.86           20.63
Average loans to deposits (year-to-date)                                          72.83%   70.07%          73.07%
Average earning assets to total assets (year-to-date)                             90.00    90.07           90.11
Average stockholders' equity to average assets (year-to-date)                      7.64     7.09            7.38
Asset Quality Ratios
Nonperforming and restructured loans to total loans                                1.01%    0.79%           0.73%
Nonperforming and restructured assets to total assets                              0.71     0.57            0.56
Allowance for loan losses to total loans                                           1.51     1.58            1.52
Allowance for loan losses to nonperforming and restructured loans                148.98   200.27          207.85

                             BANCFIRST CORPORATION
       CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES
                                  (Unaudited)
                Taxable Equivalent Basis (Dollars in thousands)

                                                                Three Months Ended March 31,
                                      ------------------------------------------------------------------------------
                                                        2001                                      2000
                                      ------------------------------------      ------------------------------------
                                                      Interest     Average                      Interest     Average
                                        Average       Income/      Yield/         Average        Income/     Yield/
                                        Balance       Expense       Rate          Balance        Expense      Rate
                                      ----------     --------      -------      ----------      --------     -------
ASSETS
Earning assets:
  Loans (1)                           $1,670,297     $ 38,338         9.31%     $1,462,936      $ 33,482        9.18%
  Investments - taxable                  499,962        7,692         6.24         544,516         8,347        6.15
  Investments - tax exempt                52,990          932         7.13          50,501           969        7.70
  Federal funds sold                     125,978        1,681         5.41          55,791           821        5.90
                                      ----------     --------                   ----------      --------
     Total earning assets              2,349,227       48,643         8.40       2,113,744        43,619        8.28
                                      ----------     --------                   ----------      --------

Nonearning assets:
  Cash and due from banks                142,330                                   128,546
  Interest receivable and                144,191                                   127,214
   other assets
  Allowance for loan losses              (25,405)                                  (22,852)
                                      ----------                                ----------
     Total nonearning assets             261,116                                   232,908
                                      ----------                                ----------
     Total assets                     $2,610,343                                $2,346,652
                                      ==========                                ==========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Transaction deposits                $  341,306        1,777         2.11%     $  386,666         2,024        2.10%
  Savings deposits                       462,289        4,248         3.73         388,593         3,666        3.78
  Time deposits                          993,634       14,533         5.93         863,586        11,428        5.31
  Short-term borrowings                   34,359          462         5.45          25,915           346        5.36
  Long-term borrowings                    26,115          408         6.34          26,693           413        6.19
  9.65% Capital Securities                25,000          612         9.93          25,000           612        9.82
                                      ----------     --------                   ----------      --------
     Total interest-bearing
      liabilities                      1,882,703       22,040         4.75       1,716,453        18,489        4.32
                                      ----------     --------                   ----------      --------
Interest-free funds:
  Demand deposits                        496,302                                   448,904
  Interest payable and other              31,920                                    14,857
   liabilities
  Stockholders' equity                   199,418                                   166,438
                                      ----------                                ----------
     Total interest free funds           727,640                                   630,199
                                      ----------                                ----------
     Total liabilities
       and stockholders' equity       $2,610,343                                $2,346,652
                                      ==========                                ==========

Net interest income                                  $ 26,603                                   $ 25,130
                                                     ========                                   ========

Net interest spread                                                   3.65%                                     3.96%
                                                                   =======                                   =======
Net interest margin                                                   4.59%                                     4.77%
                                                                   =======                                   =======

(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     There have been no significant changes in the Registrants disclosures regarding market risk since December 31, 2000, the date of its annual report to stockholders.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

   (a)    Exhibits


 Exhibit
 Number                                        Exhibit
---------      -----------------------------------------------------------------
   2.1         Merger Agreement dated May 6, 1998 between BancFirst Corporation and AmQuest Financial Corp. (filed as Exhibit 2.2 to the
               Company's Quarterly Report on Form 10-Q for the quarter ended
               March 31, 1998 and incorporated herein by reference).

   3.1         Second Amended and Restated Certificate of Icorporation (filed as
               Exhibit 1 to the Company's Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

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

--------------------------------------------------------------------------------

  (b) A report on Form 8-K dated February 12, 2001 was filed by the Company to disclose certain financial information under Item 9. Regulation FD Disclosure.

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BANCFIRST CORPORATION
                                    ---------------------
                                         (Registrant)



Date  May 15, 2001                  /s/ Randy P. Foraker
      ------------                  ---------------------------------------
                                          (Signature)
                                    Randy P. Foraker
                                    Senior Vice President and Controller;
                                    Assistant Secretary/Treasurer
                                    (Principal Accounting Officer)