Form 10-Q
period 2001-06-30
BANCFIRST CORP /OK/
filed 2001-08-14
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to _______________________

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

            -------------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)

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

  As of July 31, 2001 there were 8,244,665 shares of the registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             BANCFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                     June 30,
                                                                          --------------------------        December 31,
                                                                              2001           2000               2000
                                                                          -----------    -----------        -----------
ASSETS
Cash and due from banks                                                   $   146,410    $   112,211        $   162,455
Interest-bearing deposits with banks                                            1,560          1,070                663
Federal funds sold                                                            174,000          4,240             65,900
Securities (market value: $553,191, and $578,119 and $561,434,
 respectively)                                                                551,085        579,503            560,551
Loans:
  Total loans (net of unearned interest)                                    1,670,877      1,542,682          1,666,338
  Allowance for loan losses                                                   (24,998)       (24,302)           (25,380)
                                                                          -----------    -----------        -----------
       Loans, net                                                           1,645,879      1,518,380          1,640,958
Premises and equipment, net                                                    60,308         54,113             57,795
Other real estate owned                                                         2,076          2,366              1,453
Intangible assets, net                                                         23,561         22,545             25,156
Accrued interest receivable                                                    26,953         23,523             27,288
Other assets                                                                   35,297         28,829             28,036
                                                                          -----------    -----------        -----------
       Total assets                                                       $ 2,667,129    $ 2,346,780        $ 2,570,255
                                                                          ===========    ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                     $   511,745    $   452,353        $   509,770
  Interest-bearing                                                          1,823,267      1,621,438          1,757,627
                                                                          -----------    -----------        -----------
       Total deposits                                                       2,335,012      2,073,791          2,267,397
Short-term borrowings                                                          38,219         31,838             37,292
Long-term borrowings                                                           26,523         28,320             26,613
9.65% Capital Securities                                                       25,000         25,000             25,000
Accrued interest payable                                                       10,632          8,794             10,302
Other liabilities                                                              20,960          6,727              6,693
Minority interest                                                               1,925             --                 --
                                                                          -----------    -----------        -----------
       Total liabilities                                                    2,458,271      2,174,470          2,373,297
                                                                          -----------    -----------        -----------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued: 8,242,665, 8,075,108
   and 8,326,638, respectively)                                                 8,243          8,075              8,327
  Capital surplus                                                              56,827         47,131             56,169
  Retained earnings                                                           137,421        121,689            130,932
  Accumulated other comprehensive income                                        6,367        (4,585 )             1,530
                                                                          -----------    -----------        -----------
       Total stockholders' equity                                             208,858        172,310            196,958
                                                                          -----------    -----------        -----------
       Total liabilities and stockholders' equity                         $ 2,667,129    $ 2,346,780        $ 2,570,255
                                                                          ===========    ===========        ===========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                 Three Months Ended         Six Months Ended
                                                                                      June 30,                  June 30,
                                                                               ---------------------     ---------------------
                                                                                 2001         2000         2001         2000
                                                                               --------     --------     --------    ---------
INTEREST INCOME
Loans, including fees                                                          $ 37,030     $ 35,535     $ 75,231    $  68,888
Securities:
  Taxable                                                                         7,522        8,382       15,214       16,809
  Tax-exempt                                                                        565          529        1,172        1,080
Federal funds sold                                                                2,237          484        3,875        1,287
Interest-bearing deposits with banks                                                 62           10          104           28
                                                                               --------     --------     --------    ---------
     Total interest income                                                       47,416       44,940       95,596       88,092
                                                                               --------     --------     --------    ---------
INTEREST EXPENSE
Deposits                                                                         19,550       17,947       40,109       35,065
Short-term borrowings                                                               450          421          912          767
Long-term borrowings                                                                415          431          822          844
9.65% Capital Securities                                                            611          612        1,223        1,224
                                                                               --------     --------     --------    ---------
     Total interest expense                                                      21,026       19,411       43,066       37,900
                                                                               --------     --------     --------    ---------
Net interest income                                                              26,390       25,529       52,530       50,192
Provision for loan losses                                                           480        1,180          812        2,469
                                                                               --------     --------     --------    ---------
     Net interest income after provision
       for loan losses                                                           25,910       24,349       51,718       47,723
                                                                               --------     --------     --------    ---------
NONINTEREST INCOME
Trust revenue                                                                       801          785        1,759        1,562
Service charges on deposits                                                       4,967        4,402        9,391        8,458
Securities transactions                                                              13           --           12           --
Income from sales of loans                                                          155          276          344          490
Other                                                                             3,244        1,750        6,080        3,961
                                                                               --------     --------     --------    ---------
     Total noninterest income                                                     9,180        7,213       17,586       14,471
                                                                               --------     --------     --------    ---------
NONINTEREST EXPENSE
Salaries and employee benefits                                                   13,721       12,175       26,785       24,077
Occupancy and fixed assets expense, net                                           1,365        1,297        2,925        2,675
Depreciation                                                                      1,300        1,287        2,565        2,553
Amortization of intangibles                                                         693          931        1,495        1,877
Data processing services                                                            523          610        1,050        1,272
Net expense from other real estate owned                                            155          (63)         133         (133)
Other                                                                             6,441        5,064       12,406        9,968
                                                                               --------     --------     --------    ---------
     Total noninterest expense                                                   24,198       21,301       47,359       42,289
                                                                               --------     --------     --------    ---------
Income before taxes                                                              10,892       10,261       21,945       19,905
Income tax expense                                                               (3,857)      (3,878)      (7,759)      (7,365)
                                                                               --------     --------     --------    ---------
     Net income                                                                   7,035        6,383       14,186       12,540
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities                                           287          (69)       4,837       (1,077)
                                                                               --------     --------     --------    ---------
     Comprehensive income                                                      $  7,322     $  6,314     $ 19,023    $  11,463
                                                                               ========     ========     ========    =========
NET INCOME PER COMMON SHARE
Basic                                                                          $   0.85     $   0.79     $   1.71    $    1.55
                                                                               ========     ========     ========    =========
Diluted                                                                        $   0.84     $   0.78     $   1.69    $    1.54
                                                                               ========     ========     ========    =========

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                 -----------------------------------
                                                                                         2001               2000
                                                                                 ------------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES                                             $           18,513    $      15,735
                                                                                 ------------------    -------------
INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions and divestitures                           (4,856)              --
Purchases of securities:
  Held for investment                                                                        (1,913)         (15,013)
  Available for sale                                                                        (93,068)         (18,449)
Maturities of securities:
  Held for investment                                                                        11,606           11,473
  Available for sale                                                                         83,137           37,080
Proceeds from sales and calls of securities
  Held for investment                                                                         8,806              596
  Available for sale                                                                         20,080               --
Net (increase) decrease in federal funds sold                                              (108,100)          47,426
Purchases of loans                                                                             (326)          (1,892)
Proceeds from sales of loans                                                                 60,969           50,659
Net other increase in loans                                                                 (68,612)        (139,319)
Purchases of premises and equipment                                                          (5,887)          (5,893)
Proceeds from the sale of other real estate owned and repossessed assets                      2,308            1,979
Other, net                                                                                      814            1,592
                                                                                 ------------------    -------------
          Net cash used by investing activities                                             (95,042)        (29,761 )
                                                                                 ------------------    -------------

FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits                          (9,125)           5,414
Net increase (decrease) in certificates of deposits                                          76,740         (14,320 )
Net increase in short-term borrowings                                                           927            9,747
Net increase (decrease) in long-term borrowings                                                 (90)           1,928
Issuance of common stock                                                                        694              389
Acquisition of common stock                                                                  (4,702)         (1,667 )
Cash dividends paid                                                                          (3,063)         (2,590 )
                                                                                 ------------------    -------------
          Net cash provided (used) by financing activities                                   61,381          (1,099 )
                                                                                 ------------------    -------------

Net decrease in cash and due from banks                                                     (15,148)        (15,125 )
Cash and due from banks at the beginning of the period                                      163,118          128,406
                                                                                 ------------------    -------------
Cash and due from banks at the end of the period                                 $          147,970    $     113,281
                                                                                 ==================    =============

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest                                         $           42,736    $      37,527
                                                                                 ==================    =============
Cash paid during the period for income taxes                                     $            7,743    $       7,590
                                                                                 ==================    =============
See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

(1)  GENERAL

     The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BFC Capital Trust I, Century Life Assurance Company, Council Oak Capital, Inc., Council Oak Partners, LLC, BancFirst and its subsidiaries, and First Southwest Bank. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations". This Statement is effective for all business combinations initiated after June 30, 2001, and requires that all business combinations be accounted for using the purchase method. Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Statement 142 requires that, for fiscal years beginning after December 15, 2001, goodwill and other indefinite-lived intangible assets already recognized in an entity's financial statements no longer be amortized, and that goodwill and other indefinite-lived intangible assets acquired after June 30, 2001 not be amortized. Instead, goodwill and other indefinite-lived intangible assets will be tested at least annually for impairment by comparing the fair value of those assets with their recorded amounts. Any impairment losses will be reported in the entity's income statement. The adoption of Statement 142 will have a material effect on the consolidated financial statements of the Company by eliminating goodwill amortization from its income statement and from the calculations of net income per share. Excluding the effects of goodwill amortization, the Company's net income for the three months and six months ended June 30, 2001 would have been $7,617 and $15,292, respectively. Net income per diluted share for the same periods would have been $0.91 and $1.82, respectively. Management does not believe that the Company will recognize any impairment charges from the adoption of Statement 142.

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

(4)  SECURITIES

     The table below summarizes securities held for investment and securities available for sale.

                                                                                  June 30,
                                                                         -------------------------      December 31,
                                                                             2001          2000              2000
                                                                         -----------   -----------      ------------
Held for investment at cost (market value; $92,834, $93,751              $    90,728   $    95,135       $   106,991
 and $107,874, respectively)
Available for sale, at market value                                          460,357       484,368           453,560
                                                                         -----------   -----------       -----------
   Total                                                                 $   551,085   $   579,503       $   560,551
                                                                         ===========   ===========       ===========

(5)  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a schedule of loans outstanding by category:

                                                                        June 30,                                   December 31
                                                ----------------------------------------------------        ----------------------
                                                          2001                          2000                          2000
                                                ----------------------        ----------------------        ----------------------
                                                  Amount       Percent           Amount      Percent          Amount       Percent
                                                ----------     -------        ----------     -------        ----------     -------
Commercial and industrial                       $  383,475       22.95%       $  390,471       25.31%       $  394,534       23.68%
Agriculture                                         84,446        5.05            52,201        3.38            91,263        5.48
Real Estate:
  Construction                                      84,389        5.05            80,341        5.21            84,637        5.08
  Farmland                                          59,580        3.57            36,926        2.39            56,695        3.40
  One to four family residences                    376,594       22.54           355,273       23.03           372,460       22.35
  Multifamily residential properties                15,630        0.94            22,230        1.44            19,869        1.19
  Commercial                                       330,912       19.80           299,498       19.42           322,759       19.37
Consumer                                           275,759       16.50           269,394       17.46           275,175       16.51
Other                                               60,092        3.60            36,348        2.36            48,946        2.94
                                                ----------     -------        ----------     -------        ----------     -------
      Total loans                               $1,670,877      100.00%       $1,542,682      100.00%       $1,666,338      100.00%
                                                ==========     =======        ==========     =======        ==========     =======

Loans held for sale (included above)            $    8,782                    $    9,118                    $    5,106
                                                ==========                    ==========                    ==========

     The Company's loans are mostly to customers within Oklahoma and over half of the loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained to secure loans are based upon the Company's underwriting standards and management's credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company's interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral. The amount of estimated loss due to credit risk in the Company's loan portfolio is provided for in the allowance for loan losses. The amount of the allowance required to provide for all existing losses in the loan portfolio is an estimate based upon evaluations of loans, appraisals of collateral and other estimates which are subject to rapid change due to changing economic conditions and the economic prospects of borrowers. It is reasonably possible that a material change could occur in the estimated allowance for loan losses in the near term

     Changes in the allowance for loan losses are summarized as follows:

                                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                                   ----------------------------    ----------------------------
                                                                       2001            2000            2001            2000
                                                                   ------------    ------------    ------------    ------------
   Balance at beginning of period                                  $     25,321    $     23,566    $     25,380    $     22,548
                                                                   ------------    ------------    ------------    ------------
   Charge-offs                                                             (988)           (743)         (1,631)         (1,403)
   Recoveries                                                               185             300             437             689
                                                                   ------------    ------------    ------------    ------------
            Net charge-offs                                                (803)           (443)         (1,194)           (714)
                                                                   ------------    ------------    ------------    ------------
   Provisions charged to operations                                         480           1,180             812           2,469
   Additions from acquisitions                                               --              --              --              --
                                                                   ------------    ------------    ------------    ------------
            Total additions                                                 480           1,180             812           2,469
                                                                   ------------    ------------    ------------    ------------
   Balance at end of period                                        $     24,998    $     24,303    $     24,998    $     24,303
                                                                   ============    ============    ============    ============

     The net charge-offs by category are summarized as follows:

                                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                                --------------------------------    -------------------------------
                                                                      2001              2000              2001             2000
                                                                --------------   ---------------    --------------   --------------
Commercial, financial and other                                 $          288   $           (66)   $          425   $         (114)
Real estate - construction                                                  --                54                --               11
Real estate - mortgage                                                      55               104                22              130
Consumer                                                                   460               351               747              687
                                                                --------------   ---------------    --------------   --------------
     Total                                                      $          803   $           443    $       $1,194   $          714
                                                                ==============   ===============    ==============   ==============


(6)  NONPERFORMING AND RESTRUCTURED ASSETS

     Below is a summary of nonperforming and restructured assets:

                                                                                 June 30,
                                                              ---------------------------------------------        December 31,
                                                                       2001                    2000                    2000
                                                              ---------------------   ---------------------   ---------------------
Past due over 90 days and still accruing                      $               2,862   $               2,321   $               2,790
Nonaccrual                                                                    8,172                   8,194                   8,852
Restructured                                                                    746                   1,010                     569
                                                              ---------------------   ---------------------   ---------------------
     Total nonperforming and restructured loans                              11,780                  11,525                  12,211
Other real estate owned and repossessed assets                                2,698                   2,837                   2,130
                                                              ---------------------   ---------------------   ---------------------
     Total nonperforming and restructured assets              $              14,478   $              14,362   $              14,341
                                                              =====================   =====================   =====================
Nonperforming and restructured loans to total loans                            0.71%                   0.75%                   0.73%
                                                              =====================   =====================   =====================
Nonperforming and restructured assets to total assets                          0.54%                   0.61%                   0.56%
                                                              =====================   =====================   =====================

(7)   INTANGIBLE ASSETS

     The following is a summary of intangible assets, net of accumulated amortization:

                                                                                 June 30,
                                                              ---------------------------------------------        December 31,
                                                                       2001                    2000                    2000
                                                              ---------------------   ---------------------   ---------------------
Excess of cost over fair value of assets acquired             $              21,380   $              20,379   $              22,704
Core deposit intangibles                                                      2,178                   2,161                   2,448
Trademarks                                                                        3                       5                       4
                                                              ---------------------   ---------------------   ---------------------
   Total                                                      $              23,561   $              22,545   $              25,156
                                                              =====================   =====================   =====================

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

                                                                           June 30,
                                       Minimum         ---------------------------------------------           December 31,
                                       Required                 2001                      2000                     2000
                                  -----------------    --------------------     --------------------     --------------------
Tier 1 capital                                         $        203,869         $        179,350         $        195,273
Total capital                                          $        227,811         $        200,110         $        217,708
Risk-adjusted assets                                   $      1,867,144         $      1,607,075         $      1,741,664
Leverage ratio                           3.00%                     7.71%                    7.72%                    7.67%
Tier 1 capital ratio                     4.00%                    10.92%                   11.16%                   11.21%
Total capital ratio                      8.00%                    12.20%                   12.45%                   12.50%

     To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of June 30, 2001 and 2000, and December 31, 2000, BancFirst was considered to be "well capitalized". There are no conditions or events since the most recent notification of BancFirst's capital category that management believes would change its category.

(9)  STOCK REPURCHASE PLAN

     In November 1999, the Company adopted a new Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 300,000 shares of the Company's common stock. In May 2001, the SRP was amended to increase the shares authorized to be repurchased by 277,916 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company's Executive Committee. At June 30, 2001 there were 294,235 shares remaining that can be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                          ----------------------------------    -----------------------------------
                                                  2001               2000                2001               2000
                                          ---------------    ---------------    ----------------    ---------------
Number of shares repurchased                       89,786             27,350             119,519             61,206
Average price of shares repurchased       $         39.13    $         27.17    $          39.34    $         27.23

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

                                                  Three Months Ended                    Six Months Ended
                                                       June 30,                             June 30,
                                          -------------------------------     ----------------------------------
                                                2001              2000               2001                2000
                                          -------------     -------------     --------------     ---------------
Unrealized gain (loss) during the period:
Before-tax amount                         $         373     $         137     $        6,824     $        (1,451)
Tax (expense) benefit                               (86)             (206)            (1,987)                374
                                          -------------     -------------     --------------     ---------------
Net-of-tax amount                         $         287     $         (69)    $        4,837     $        (1,077)
                                          =============     =============     ==============     ===============

     The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

                                                   Three Months Ended                      Six Months Ended
                                                        June 30,                               June 30,
                                          ----------------------------------     ----------------------------------
                                                2001               2000                2001               2000
                                          ---------------    ---------------     ---------------    ---------------
Unrealized gain (loss) on securities:
Beginning balance                         $         6,080    $        (4,516)    $         1,530    $        (3,508)
Current period change                                 287                (69)              4,837             (1,077)
                                          ---------------    ---------------     ---------------    ---------------
Ending balance                            $         6,367    $        (4,585)    $         6,367    $        (4,585)
                                          ===============    ===============     ===============    ===============

(11) NET INCOME PER COMMON SHARE

     Basic and diluted net income per common share are calculated as follows:

                                                               Income                Shares            Per Share
                                                             (Numerator)         (Denominator)          Amount
                                                        ------------------    -----------------    ---------------
Three Months Ended June 30, 2001
--------------------------------
Basic
Income available to common stockholders                            $ 7,035            8,274,536              $0.85
                                                                                                   ===============
Effect of stock options                                                 --              101,405
                                                        ------------------    -----------------
Diluted

Income available to common stockholders
  plus assumed exercises of stock options                          $ 7,035            8,375,941              $0.84
                                                        ==================    =================    ===============
Three Months Ended June 30, 2000
--------------------------------
Basic
Income available to common stockholders                            $ 6,383            8,082,470              $0.79
                                                                                                   ===============
Effect of stock options                                                 --               66,272
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options                          $ 6,383            8,148,742              $0.78
                                                        ==================    =================    ===============
Six Months Ended June 30, 2001
------------------------------
Basic
Income available to common stockholders                            $14,186            8,298,154              $1.71
                                                                                                   ===============
Effect of stock options                                                 --              105,230
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options                          $14,186            8,403,384              $1.69
                                                        ==================    =================    ===============
Six Months Ended June 30, 2000
------------------------------
Basic
Income available to common stockholders                            $12,540            8,093,819              $1.55
                                                                                                   ===============
Effect of stock options                                                 --               69,398
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options                          $12,540            8,163,217              $1.54
                                                        ==================    =================    ===============

   Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options' exercise prices were greater than the average market price of the common shares.

                                                                       Average
                                                       Shares       Exercise Price
                                                   -------------   ----------------
Three Months Ended June 30, 2001                          10,440   $          40.01
Three Months Ended June 30, 2000                         307,049   $          33.17
Six Months Ended June 30, 2001                            10,221   $          40.01
Six Months Ended June 30, 2000                           305,525   $          33.19

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

                                                                         Other          Executive,
                                 Metropolitan         Community        Financial        Operations          Elimin-        Consol-
                                     Banks              Banks           Services        & Support            ations        idated
                                 ------------         ---------        ---------        ----------         ---------     ----------
 Three Months Ended:
 June 30, 2001
 Net interest income (expense)     $  7,639         $   17,727        $  1,438          $  (414 )       $       --       $   26,390
 Noninterest income                   1,612              4,605           2,222            14,410           (13,669)           9,180
 Income before taxes                  3,513             10,136             743            10,239           (13,739)          10,892
 June 30, 2000
 Net interest income (expense)     $  8,385         $   17,143        $    914          $  (913 )       $       --       $   25,529
 Noninterest income                   1,448              4,053           1,347             9,573            (9,208)           7,213
 Income before taxes                  2,944             10,508             567             5,450            (9,208)          10,261


 Six Months Ended:
 June 30, 2001
 Net interest income (expense)     $ 15,571         $   35,481        $  2,700          $(1,222 )       $       --       $   52,530
 Noninterest income                   2,987              8,961           4,456            29,515           (28,333)          17,586
 Income before taxes                  7,290             19,802           1,832            21,476           (28,455)          21,945
 June 30, 2000
 Net interest income (expense)     $ 15,917         $   34,167        $  1,876          $(1,768 )       $       --       $   50,192
 Noninterest income                   2,885              7,868           2,584            16,989           (15,855)          14,471
 Income before taxes                  5,831             19,872           1,074             8,983           (15,855)          19,905


 Total Assets:
 June 30, 2001                     $794,220         $1,818,424        $145,590          $492,798        $(583,903 )      $2,667,129
 June 30, 2000                     $793,754         $1,627,655        $107,795          $311,782        $(494,206 )      $2,346,780

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

   Net income for the second quarter ended June 30, 2001 was $7.04 million, up from $6.38 million for the second quarter of 2000. Diluted net income per share was $0.84, a 7.69% increase from $0.78 for the second quarter of 2000. For the first six months of 2001, net income was $14.2 million, up from $12.5 million for the first six months of 2000. Diluted net income per share for the six months was $1.69, a 9.74% increase from $1.54 for the first six months of 2000.

   Total assets at June 30, 2001 was $2.67 billion, up $96.9 million from December 31, 2000 and $320 million from June 30, 2000. The asset growth was due in part to the acquisition of First Southwest Corporation of Frederick, Oklahoma ("First Southwest") in October 2000, which added approximately $118 million of assets, and the purchase of 75% of Century Life Assurance Company ("Century Life") in January 2001, which added approximately $23 million of assets. Stockholders' equity was $209 million at June 30, 2001, an increase of $11.9 million compared to December 31, 2000, and $36.5 million compared to June 30, 2000.

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

   Recent actions by the Federal Reserve to reduce interest rates have negatively affected many banks' net interest margins, as interest rates on earning assets have declined more rapidly than rates on interest-bearing liabilities. The Company believes that its net interest margin could decrease further in the second half of 2001 if the Federal Reserve continues to reduce interest rates. A further decrease in the Company's net interest margin may have a negative effect on its net income for the second half of the year depending on the amount and timing of any reductions in interest rates and growth in the Company's loan portfolio.

RESULTS OF OPERATIONS

Second Quarter

   Net interest income increased $861,000 compared to the second quarter of 2000 due to growth in earning assets. Average net earning assets increased $111 million from the second quarter of 2000. Net interest spread for the second quarter of 2001 decreased to 3.53% from 4.04% for the second quarter of 2000, and net interest margin for the second quarter of 2001 decreased to 4.45% from 4.87% for the second quarter of 2000. The lower net interest spread and net interest margin are the product of falling interest rates and a relatively flat to inverted yield curve.

   The Company provided $480,000 for loan losses in the second quarter, compared to $1.18 million for the second quarter of 2000. The higher provisions in 2000 were due to loan growth and increases in classified and nonperforming loans.
Net loan charge-offs were $803,000 for the second quarter of 2001, compared to $443,000 for the second quarter of 2000. The net charge-offs represent annualized rates of only 0.19% and 0.12% of average total loans for the second quarter of 2001 and 2000, respectively.

   Noninterest income increased $1.97 million, or 27.3%, compared to the second quarter of 2000. Noninterest expense increased $2.9 million, or 13.6%, compared to the second quarter of 2000. These increases were due in part to the acquisitions of First Southwest and Century Life.

   Income tax expense decreased $21,000 compared to the second quarter of 2000. The effective tax rate on income before taxes was 35.41%, down from 37.80% in the second quarter of 2000, due to tax reduction strategies.

Year-to-Date

   Net interest income increased $2.34 million compared to the first six months of 2000 due to growth in earning assets. Average net earning assets increased $90.3 million from the second quarter of 2000. Net interest spread for the first half of 2001 decreased to 3.59% from 3.99% for the first half of 2000, and net interest margin for the first half of 2001 decreased to 4.52% from 4.82% for the first half of 2000. The lower net interest spread and net interest margin are the product of falling interest rates and a relatively flat to inverted yield curve.

   The Company provided $812,000 for loan losses in the first six months of 2001, compared to $2.47 million for the first six months of 2000. The higher provisions in 2000 were due to loan growth and increases in classified and nonperforming loans. Net loan charge-offs were $1.19 million for the year to date, compared to $714,000 for the same period of 2000. The net charge-offs for the year to date represent annualized rates of only 0.14% and 0.10% of average total loans for 2001 and 2000, respectively.

   Noninterest income increased $3.12 million, or 21.5%, compared to the first half of 2000. Noninterest expense increased $5.07 million, or 12%, compared to the first half of 2000. These increases were due in part to the acquisitions of First Southwest and Century Life.

   Income tax expense increased $394,000 compared to the first six months of 2000. The effective tax rate on income before taxes was 35.36%, down from 37.00% for the first six months of 2000, due to tax reduction strategies.

FINANCIAL POSITION

   Federal funds sold increased $108 million from December 31, 2000 and $170 million from June 30, 2000 due to increased liquidity from deposit growth and decreases in the balance of securities.

   Total securities decreased $9.47 million compared to December 31, 2000 and $28.4 million compared to June 30, 2000. The size of the Company's securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale was $9.72 million at the end of the first quarter of 2001, compared to a gain of $2.9 million at December 31, 2000 and a loss of $6.6 million at June 30, 2000. The average taxable equivalent yield on the securities portfolio for the second quarter decreased to 6.15% from 6.21% for the same quarter of 2000.

   Total loans increased $4.54 million from December 31, 2000 and $128 million from June 30, 2000, due to internal growth and approximately $80.2 million of loans acquired with First Southwest. The allowance for loan losses decreased $382,000 from year-end 2000 and increased $696,000 from the second quarter of 2000. The acquisition of First Southwest added $1.48 million to the allowance. The allowance as a percentage of total loans was 1.50%, 1.52% and 1.58% at June 30, 2001, December 31, 2000 and June 30, 2000, respectively. The allowance to nonperforming and restructured loans at the same dates was 212.21%, 207.85% and 210.86%, respectively.

   Nonperforming and restructured assets totaled $14.5 million at June 30, 2001, compared to $14.3 million at December 31, 2000 and $14.4 million at June 30, 2000. The ratio of nonperforming and restructured assets to total assets decreased to 054.% at June 30, 2001, compared to 0.56% at December 31, 2000 and 0.61% at June 30, 2000. It is reasonable to expect nonperforming loans and loan losses to rise over time to historical norms as a result of economic and credit cycles.

   Total deposits increased $67.6 million compared to December 31, 2000, and $261 million compared to June 30, 2000. The increase in deposits is the result of internal growth and the acquisition of First Southwest, which added approximately $105 million in deposits. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 14.4% of total deposits at June 30, 2001.

   Short-term borrowings increased $927,00 from December 31, 2000 and $6.38 million from June 30, 2000. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

   Long-term borrowings decreased $90,000 from year-end 2000 and $1.8 million from the second quarter of 2000 due to payments on Federal Home Loan Bank borrowings. The Company uses these borrowings primarily to match-fund long-term fixed-rate loans.

   Stockholders' equity increased to $209 million from $197 million at year-end 2000 and $172 million at June 30, 2000, as a result of accumulated earnings and stock issued in the First Southwest acquisition. Average stockholders' equity to average assets for the first half of 2001 was 7.67%, compared to 7.13% for the first half of 2000. The Company's leverage ratio and total risk-based capital ratio were 7.71% and 12.20%, respectively, at June 30, 2001, well in excess of the regulatory minimums.

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

                             BANCFIRST CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                               Three Months Ended                 Six Months Ended
                                                                     June 30,                         June 30,
                                                            -----------------------          -----------------------
                                                              2001          2000                2001          2000
                                                            --------       --------          --------       --------
Per Common Share Data
Net income - basic                                          $ 0.85       $  0.79             $  1.71       $  1.55
Net income - diluted                                          0.84          0.78                1.69          1.54
Cash net income - diluted                                     0.91          0.87                1.85          1.70
Cash dividends                                                0.18          0.16                0.36          0.32
Performance Data
Return on average assets                                      1.05%         1.08%               1.08%         1.07%
Return on average stockholders' equity                       13.61         15.05               14.06         14.94
Cash dividend payout ratio                                   21.18         20.25               21.05         20.65
Net interest spread                                           3.53          4.04                3.59          3.99
Net interest margin                                           4.45          4.87                4.52          4.82
Efficiency ratio                                             68.03         65.06               67.54         65.40


                                                                                         June 30,          December 31,
                                                                               ---------------------------
                                                                                  2001             2000          2000
                                                                               ----------       ----------    ----------
Balance Sheet Data
Book value per share                                                           $ 25.34          $ 21.34       $ 23.65
Tangible book value per share                                                    22.48            18.55         20.63
Average loans to deposits (year-to-date)                                         71.78%           71.07%        73.07%
Average earning assets to total assets (year-to-date)                            90.00            90.07         90.11
Average stockholders' equity to average assets (year-to-date)                     7.67             7.13          7.38
Asset Quality Ratios
Nonperforming and restructured loans to total loans                               0.71%            0.75%         0.73%
Nonperforming and restructured assets to total assets                             0.54             0.61          0.56
Allowance for loan losses to total loans                                          1.50             1.58          1.52
Allowance for loan losses to nonperforming and restructured loans               212.21           210.86        207.85

                             BANCFIRST CORPORATION
        CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES
                                  (Unaudited)
                Taxable Equivalent Basis (Dollars in thousands)

                                                                  Three Months Ended June 30,
                             ---------------------------------------------------------------------------------------------------
                                                    2001                                                  2000
                             ---------------------------------------------         ---------------------------------------------
                                                  Interest        Average                               Interest        Average
                                 Average           Income/        Yield/               Average           Income/        Yield/
                                 Balance           Expense         Rate                Balance           Expense         Rate
                             --------------     -----------    -----------         --------------     -----------    -----------
ASSETS
Earning assets:
  Loans (1)                      $1,671,720         $37,242           8.94%            $1,517,089         $35,667           9.43%
  Investments - taxable             503,404           7,522           5.99                541,872           8,382           6.20
  Investments - tax exempt           44,253             869           7.88                 45,438             814           7.19
  Federal funds sold                205,464           2,299           4.49                 31,604             494           6.27
                             --------------     -----------                        --------------     -----------
     Total earning assets         2,424,841          47,932           7.93              2,136,003          45,357           8.52
                             --------------     -----------                        --------------     -----------

Nonearning assets:
  Cash and due from banks           147,460                                               128,457
  Interest receivable and
   other assets                     146,680                                               130,752
  Allowance for loan losses         (25,337)                                              (23,831)
                             --------------                                        --------------
     Total nonearning assets        268,803                                               235,378
                             --------------                                        --------------
     Total assets                $2,693,644                                            $2,371,381
                             ==============                                        ==============


LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Transaction deposits           $  377,837           1,668           1.77%            $  363,288           2,017           2.23%
  Savings deposits                  417,980           3,586           3.44                389,024           4,037           4.16
  Time deposits                   1,031,914          14,296           5.56                907,019          11,893           5.26
  Short-term borrowings              37,719             450           4.79                 27,192             421           6.21
  Long-term borrowings               26,184             415           6.36                 27,373             431           6.32
  9.65% Capital Securities           25,000             611           9.80                 25,000             612           9.82
                             --------------     -----------                        --------------     -----------
     Total interest-bearing
      liabilities                 1,916,634          21,026           4.40              1,738,896          19,411           4.48
                             --------------     -----------                        --------------     -----------

Interest-free funds:
  Demand deposits                   534,101                                               446,263
  Interest payable and other
   liabilities                       35,514                                                16,093
  Stockholders' equity              207,395                                               170,129
                             --------------                                        --------------
     Total interest free
      funds                         777,010                                               632,485
                             --------------                                        --------------
     Total liabilities
       and stockholders'
        equity                   $2,693,644                                            $2,371,381
                             ==============                                        ==============

  Net interest income                               $26,906                                               $25,529
                                                ===========                                           ===========

  Net interest spread                                                 3.53%                                                 4.04%
                                                               ===========                                           ===========
Net interest margin                                                   4.45%                                                 4.87%
                                                               ===========                                           ===========

(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

                             BANCFIRST CORPORATION
        CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES
                                  (Unaudited)
                Taxable Equivalent Basis (Dollars in thousands)

                                                                   Six Months Ended June 30,
                             ---------------------------------------------------------------------------------------------------
                                                     2001                                                  2000
                             ---------------------------------------------         ---------------------------------------------
                                                  Interest        Average                               Interest        Average
                                 Average           Income/        Yield/               Average           Income/        Yield/
                                 Balance           Expense         Rate                Balance           Expense         Rate
                             --------------     -----------    -----------         --------------     -----------    -----------
ASSETS
Earning assets:
  Loans (1)                      $1,671,013         $75,580           9.12%            $1,490,013         $69,170           9.31%
  Investments - taxable             501,692          15,214           6.12                545,133          16,809           6.18
  Investments - tax exempt           48,598           1,803           7.48                 46,031           1,662           7.24
  Federal funds sold                165,940           3,979           4.84                 43,697           1,315           6.04
                             --------------     -----------                        --------------     -----------
     Total earning assets         2,387,243          96,576           8.16              2,124,874          88,956           8.39
                             --------------     -----------                        --------------     -----------

Nonearning assets:
  Cash and due from banks           144,910                                               128,502
  Interest receivable and
   other assets                     145,442                                               128,983
  Allowance for loan losses         (25,371)                                              (23,342)
     Total nonearning assets        264,981                                               234,143
                             --------------                                        --------------
     Total assets                $2,652,224                                            $2,359,017
                             ==============                                        ==============


LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Transaction deposits           $  359,673           3,445           1.93%            $  374,977           4,041           2.16%
  Savings deposits                  440,012           7,834           3.59                388,808           7,703           3.97
  Time deposits                   1,012,880          28,830           5.74                885,303          23,321           5.28
  Short-term borrowings              36,048             912           5.10                 26,553             767           5.79
  Long-term borrowings               26,150             822           6.34                 27,033             844           6.25
  9.65% Capital Securities           25,000           1,223           9.87                 25,000           1,224           9.82
                             --------------     -----------                        --------------     -----------
     Total interest-bearing
      liabilities                 1,899,763          43,066           4.57              1,727,674          37,900           4.40
                             --------------     -----------                        --------------     -----------

Interest-free funds:
  Demand deposits                   515,305                                               447,583
  Interest payable and other
   liabilities                       33,727                                                15,477
  Stockholders' equity              203,429                                               168,283
                             --------------                                        --------------
     Total interest free
      funds                         752,461                                               631,343
                             --------------                                        --------------
     Total liabilities                                                                 $2,359,017
       and stockholders'
        equity                   $2,652,224
                             ==============                                        ==============

Net interest income                                 $53,510                                               $50,192
                                                ===========                                           ===========

Net interest spread                                                   3.59%                                                 3.99%
                                                               ===========                                           ===========
Net interest margin                                                   4.52%                                                 4.82%
                                                               ===========                                           ===========

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Stockholders held on May 24, 2001, the following matters were voted upon, with the votes indicated:

                                                                                 Number of Shares
                                                --------------------------------------------------------------------------------
Description of Proposal                                                                                              Broker
                                                    Voted for            Withheld                                  non-votes
                                                ----------------     --------------                           ------------------
Proposal No. 1-Election of Directors

Class I Directors
Dennis L. Brand                                     7,341,352            115,343                                      193,375
David E. Ragland                                    7,454,393              2,302                                      193,375

Class III Directors
Marion C. Bauman                                    7,337,969            118,726                                      193,375
William H. Crawford                                 7,448,104              8,591                                      193,375
K. Gordon Greer                                     7,439,263             17,432                                      193,375
William O. Johnstone                                7,349,885            106,810                                      193,375
Melvin Moran                                        7,445,891                804                                      193,375
David E. Rainbolt                                   7,343,352            113,343                                      193,375


                                                                                 Number of Shares
                                                --------------------------------------------------------------------------------
                                                                          Voted                                       Broker
                                                    Voted for            against             Abstained              non-votes
                                                ----------------     --------------     -----------------     ------------------
Proposal No. 2-Amendments to extend the
 term of, and increase the number of
 shares of common stock issuable under
 the BancFirst Corporation Stock Option
 Plan.                                              7,006,189            417,358                33,148                193,375


                                                                                 Number of Shares
                                                --------------------------------------------------------------------------------
                                                                          Voted                                       Broker
                                                    Voted for            against             Abstained              non-votes
                                                ----------------     --------------     -----------------     ------------------

Proposal No. 3-Ratification of Arthur
 Andersen as Independent Accountants.               7,449,455                475                 6,765                193,375

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits


 Exhibit
 Number                                        Exhibit
----------------------------------------------------------------------------------------
  2.1     Merger Agreement dated May 6, 1998 between BancFirst Corporation and
          AmQuest Financial Corp. (filed as Exhibit 2.2 to the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).
------------------------------------------------------------------------------------


 Exhibit
 Number                                        Exhibit
----------------------------------------------------------------------------------------
  3.1     Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company's Form 8-A/A filed July 23, 1998 and incorporated herein by reference).
------------------------------------------------------------------------------------
  3.2     Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1998 and incorporated herein by reference).
------------------------------------------------------------------------------------
  3.3     Amended By-Laws (filed as Exhibit 3.2 to the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
------------------------------------------------------------------------------------
  4.1     Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)
------------------------------------------------------------------------------------
  4.2     Indenture dated as of February 4, 1997 (filed as Exhibit 4.2 to the
          Company's Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)
------------------------------------------------------------------------------------
  4.3     Series A Capital Securities Guarantee Agreement dated as of February 4,
          1997 (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K
          dated February 4, 1997 and incorporated herein by reference.)
----------------------------------------------------------------------------------------
  4.4     Rights Agreement, dated as of February 25, 1999, between BancFirst
          Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as
          Exhibit 1 to the Company's Current Report on Form 8-K dated February 25,
          1999 and incorporated herein by reference).
------------------------------------------------------------------------------------

   (b) A report on Form 8-K dated April 30, 2001 was filed by the Company to disclose certain financial information under Item 9. Regulation FD Disclosure.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BANCFIRST CORPORATION
                                    ---------------------
                                           (Registrant)



Date  August 14, 2001               /s/ Randy P. Foraker
      ---------------               ------------------------------------
                                           (Signature)
                                    Randy P. Foraker
                                    Senior Vice President and Controller;
                                    Assistant Secretary/Treasurer
                                    (Principal Accounting Officer)