Form 10-Q
period 2001-09-30
BANCFIRST CORP /OK/
filed 2001-11-14
CIK 760498

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to__________________

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

  As of October 31, 2001 there were 8,252,207 shares of the registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                             BANCFIRST CORPORATION
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                            (Dollars in thousands)

                                                                               September 30,              December 31,
                                                                    ---------------------------------    --------------
                                                                         2001               2000              2000
                                                                    --------------    ---------------    --------------
ASSETS
Cash and due from banks                                                 $  141,326         $  120,253        $  162,455
Interest-bearing deposits with banks                                        22,362              1,477               663
Federal funds sold                                                         172,800             15,700            65,900
Securities (market value: $549,807, and $565,021 and $561,434,             547,478            565,609
 respectively)                                                                                                  560,551
Loans:
  Total loans (net of unearned interest)                                 1,707,459          1,566,445         1,666,338
  Allowance for loan losses                                                (24,993)           (24,076)          (25,380)
                                                                    --------------    ---------------    --------------
       Loans, net                                                        1,682,466          1,542,369         1,640,958
Premises and equipment, net                                                 60,861             54,172            57,795
Other real estate owned                                                      2,285              2,184             1,453
Intangible assets, net                                                      22,865             21,748            25,156
Accrued interest receivable                                                 24,465             21,795            27,288
Other assets                                                                34,490             31,160            28,036
                                                                    --------------    ---------------    --------------
       Total assets                                                     $2,711,398         $2,376,467        $2,570,255
                                                                    ==============    ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                   $  572,750         $  491,207        $  509,770
  Interest-bearing                                                       1,800,604          1,598,665         1,757,627
                                                                    --------------    ---------------    --------------
       Total deposits                                                    2,373,354          2,089,872         2,267,397
Short-term borrowings                                                       31,204             37,634            37,292
Long-term borrowings                                                        25,477             27,714            26,613
9.65% Capital Securities                                                    25,000             25,000            25,000
Accrued interest payable                                                     9,692              8,525            10,302
Other liabilities                                                           25,030              7,463             6,693
Minority interest                                                            2,095                 --                --
                                                                    --------------    ---------------    --------------
       Total liabilities                                                 2,491,852          2,196,208         2,373,297
                                                                    --------------    ---------------    --------------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued: 8,252,207, 8,073,730
    and 8,326,638, respectively)                                             8,252              8,074             8,327
  Capital surplus                                                           57,182             47,281            56,169
  Retained earnings                                                        142,899            127,029           130,932
  Accumulated other comprehensive income                                    11,213             (2,125)            1,530
                                                                    --------------    ---------------    --------------
       Total stockholders' equity                                          219,546            180,259           196,958
                                                                    --------------    ---------------    --------------
       Total liabilities and stockholders' equity                       $2,711,398         $2,376,467        $2,570,255
                                                                    ==============    ===============    ==============

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                 Three Months Ended         Nine Months Ended
                                                                                   September 30,              September 30,
                                                                                ---------------------     ----------------------
                                                                                  2001         2000         2001          2000
                                                                                --------     --------     --------     ---------
INTEREST INCOME
Loans, including fees                                                           $35,839     $ 37,377      $111,070     $ 106,266
Securities:
  Taxable                                                                         7,267        8,123        22,481        24,931
  Tax-exempt                                                                        527          525         1,699         1,605
Federal funds sold                                                                1,620           48         5,496         1,101
Interest-bearing deposits with banks                                                168           20           271            48
                                                                                -------     --------      --------     ---------
        Total interest income                                                    45,421       46,093       141,017       133,951
                                                                                -------     --------      --------     ---------
INTEREST EXPENSE
Deposits                                                                         17,549       18,497        57,658        53,561
Short-term borrowings                                                               531          908         1,443         1,441
Long-term borrowings                                                                410          446         1,232         1,290
9.65% Capital Securities                                                            612          612         1,835         1,835
                                                                                -------     --------      --------     ---------
        Total interest expense                                                   19,102       20,463        62,168        58,127
                                                                                -------     --------      --------     ---------
Net interest income                                                              26,319       25,630        78,849        75,824
Provision for loan losses                                                           581          840         1,392         3,309
                                                                                -------     --------      --------     ---------
        Net interest income after provision for loan losses                      25,738       24,790        77,457        72,515
                                                                                -------     --------      --------     ---------
NONINTEREST INCOME
Trust revenue                                                                       929          803         2,688         2,365
Service charges on deposits                                                       5,009        4,354        14,400        12,812
Securities transactions                                                             436           (1)          449             1
Income from sales of loans                                                          272          351           616           841
Other                                                                             3,075        2,196         9,154         6,155
                                                                                -------     --------      --------     ---------
        Total noninterest income                                                  9,721        7,703        27,307        22,174
                                                                                -------     --------      --------     ---------
NONINTEREST EXPENSE
Salaries and employee benefits                                                   13,834       12,156        40,619        36,233
Occupancy and fixed assets expense, net                                           1,495        1,476         4,420         4,151
Depreciation                                                                      1,362        1,273         3,928         3,825
Amortization of intangibles                                                         771          784         2,265         2,352
Data processing services                                                            663          630         1,713         1,903
Net expense from other real estate owned                                             (8)         445           125           313
Other                                                                             6,669        5,257        19,076        15,534
                                                                                -------     --------      --------     ---------
        Total noninterest expense                                                24,786       22,021        72,146        64,311
                                                                                -------     --------      --------     ---------
Income before taxes                                                              10,673       10,472        32,618        30,378
Income tax expense                                                               (3,793)      (3,516)      (11,552)      (10,881)
                                                                                -------     --------      --------     ---------
        Net income                                                                6,880        6,956        21,066        19,497
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities                                         4,846        2,460         9,683         1,383
                                                                                -------     --------      --------     ---------
          Comprehensive income                                                  $11,726     $  9,416      $ 30,749     $  20,880
                                                                                -------     --------      --------     ---------
NET INCOME PER COMMON SHARE
Basic                                                                           $  0.83     $   0.86      $   2.54     $    2.41
                                                                                -------     --------      --------     ---------
Diluted                                                                         $  0.82     $   0.85      $   2.51     $    2.39
                                                                                -------     --------      --------     ---------

See accompanying notes to consolidated financial statements.

                             BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                 -----------------------------
                                                                                      2001            2000
                                                                                 -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                $   31,510       $  23,614
                                                                                 -------------    ------------
INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions and divestitures                      (4,856)             --
Purchases of securities:
  Held for investment                                                                   (3,000)        (14,745)
  Available for sale                                                                  (133,823)        (22,667)
Maturities of securities:
  Held for investment                                                                   17,467          17,895
  Available for sale                                                                   122,526          51,563
Proceeds from sales and calls of securities:
  Held for investment                                                                   16,541           1,300
  Available for sale                                                                    20,080              --
Net (increase) decrease in federal funds sold                                         (106,900)         35,966
Purchases of loans                                                                     (20,934)         (2,354)
Proceeds from sales of loans                                                            91,732         101,623
Net other increase in loans                                                           (116,963)       (212,720)
Purchases of premises and equipment                                                     (7,774)         (8,303)
Proceeds from the sale of other real estate owned and repossessed
 assets                                                                                  3,907             948
Other, net                                                                                 434           2,498
                                                                                 -------------    ------------
          Net cash used by investing activities                                       (121,563)        (48,996)
                                                                                 -------------    ------------

FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings
 deposits                                                                               50,942          23,916
Net increase (decrease) in certificates of deposits                                     55,015         (16,740)
Net increase (decrease) in short-term borrowings                                        (6,088)         15,543
Net increase (decrease) in long-term borrowings                                         (1,136)          1,322
Issuance of common stock                                                                 1,058             548
Acquisition of common stock                                                             (4,702)         (2,000)
Cash dividends paid                                                                     (4,466)         (3,883)
                                                                                 -------------    ------------
          Net cash provided by financing activities                                     90,623          18,706
                                                                                 -------------    ------------

Net increase (decrease) in cash and due from banks                                         570          (6,676)
Cash and due from banks at the beginning of the period                                 163,118         128,406
                                                                                 -------------    ------------
Cash and due from banks at the end of the period                                    $  163,688       $ 121,730
                                                                                 =============    ============

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest                                            $   62,778       $  58,023
                                                                                 =============    ============
Cash paid during the period for income taxes                                        $    7,743       $  12,157
                                                                                 =============    ============

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

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations". This Statement is effective for all business combinations initiated after June 30, 2001, and requires that all business combinations be accounted for using the purchase method. Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Statement 142 requires that, for fiscal years beginning after December 15, 2001, goodwill and other indefinite-lived intangible assets already recognized in an entity's financial statements no longer be amortized, and that goodwill and other indefinite-lived intangible assets acquired after June 30, 2001 not be amortized. Instead, goodwill and other indefinite-lived intangible assets will be tested at least annually for impairment by comparing the fair value of those assets with their recorded amounts. Any impairment losses will be reported in the entity's income statement. The adoption of Statement 142 will have a material effect on the consolidated financial statements of the Company by eliminating goodwill amortization from its income statement and from the calculations of net income per share. Excluding the effects of goodwill amortization, the Company's net income for the three months and nine months ended September 30, 2001 would have been $7,344 and $22,636, respectively. Net income per diluted share for the same periods would have been $0.88 and $2.70, respectively. Management does not believe that the Company will recognize any impairment charges from the adoption of Statement 142.

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

(4)   SECURITIES

   The table below summarizes securities held for investment and securities available for sale.

                                                                            September 30,
                                                                         ------------------- December 31,
                                                                           2001       2000      2000
                                                                         --------   -------- -----------
Held for investment at cost (market value; $80,847,
  $90,453 and $107,874, (respectively)                                   $ 78,518   $ 91,041   $106,991
Available for sale, at market value                                       468,960    474,568    453,560
                                                                         --------   --------   --------
   Total                                                                 $547,478   $565,609   $560,551
                                                                         ========   ========   ========

(5)  LOANS AND ALLOWANCE FOR LOAN LOSSES

   The following is a schedule of loans outstanding by category:

                                                                  September 30,                        December 31
                                               --------------------------------------------------  --------------------
                                                       2001                        2000                   2000
                                               ----------------------    ------------------------ ---------------------
                                                 Amount      Percent       Amount       Percent     Amount     Percent
                                               ----------   ---------    -----------  ----------- ----------  ---------
Commercial and industrial                      $  395,273     23.15%     $  386,737     24.69%    $  394,534     23.68%
Agriculture                                        82,836      4.85          51,928      3.32         91,263      5.48
Real Estate:
  Construction                                     90,905      5.32          85,135      5.43         84,637      5.08
  Farmland                                         56,795      3.33          38,153      2.44         56,695      3.40
  One to four family residences                   384,998     22.55         357,955     22.85        372,460     22.35
  Multifamily residential properties               15,122      0.89          21,408      1.37         19,869      1.19
  Commercial                                      351,459     20.58         304,585     19.44        322,759     19.37
Consumer                                          280,271     16.41         276,016     17.62        275,175     16.51
Other                                              49,800      2.92          44,528      2.84         48,946      2.94
                                               ----------  --------      ----------   -------     ----------    ------
      Total loans                              $1,707,459    100.00%     $1,566,445    100.00%    $1,666,338    100.00%
                                               ==========  ========      ==========   =======     ==========    ======


Loans held for sale (included above)           $   10,930                $    7,552               $    5,106
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

   Changes in the allowance for loan losses are summarized as follows:

                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                   September 30,
                                                                    ------------------------        ------------------------
                                                                      2001            2000            2001            2000
                                                                    --------        --------        --------        --------
Balance at beginning of period                                       $24,998         $24,303         $25,380         $22,548
                                                                     -------         -------         -------         -------
Charge-offs                                                             (958)         (1,599)         (2,588)         (3,002)
Recoveries                                                               372             532             809           1,221
                                                                     -------         -------         -------         -------
     Net charge-offs                                                    (586)         (1,067)         (1,779)         (1,781)
                                                                     -------         -------         -------         -------
Provisions charged to operations                                         581             840           1,392           3,309
                                                                     -------         -------         -------         -------
Balance at end of period                                             $24,993         $24,076         $24,993         $24,076
                                                                     =======         =======         =======         =======

   The net charge-offs by category are summarized as follows:

                                                                       Three Months Ended                   Nine Months Ended
                                                                           September 30,                      September 30,
                                                                --------------------------------   -------------------------------
                                                                      2001             2000             2001             2000
                                                                ---------------   --------------   --------------   --------------
Commercial, financial and other                                           $  57           $  649           $  482           $  535
Real estate - construction                                                   --               45               --               56
Real estate - mortgage                                                       52               68               74              198
Consumer                                                                    476              305            1,223              992
                                                                ---------------   --------------   --------------   --------------
     Total                                                                $ 585           $1,067           $1,779           $1,781
                                                                ===============   ==============   ==============   ==============


(6)  NONPERFORMING AND RESTRUCTURED ASSETS

   Below is a summary of nonperforming and restructured assets:

                                                                           September 30,
                                                      ------------------------------------------------           December 31,
                                                               2001                       2000                       2000
                                                      ----------------------      ---------------------     ----------------------
Past due over 90 days and still accruing                             $ 2,934                    $ 2,505                    $ 2,790
Nonaccrual                                                             8,617                      7,189                      8,852
Restructured                                                             657                        833                        569
                                                      ----------------------     ----------------------     ----------------------
     Total nonperforming and restructured loans                       12,208                     10,527                     12,211
Other real estate owned and repossessed assets                         2,873                      2,755                      2,130
                                                      ----------------------     ----------------------     ----------------------
     Total nonperforming and restructured assets                     $15,081                    $13,282                    $14,341
                                                      ======================     ======================     ======================
Nonperforming and restructured loans to total loans                     0.71%                      0.67%                      0.73%
                                                      ======================     ======================     ======================
Nonperforming and restructured assets to total assets                   0.56%                      0.56%                      0.56%
                                                      ======================     ======================     ======================

(7)    INTANGIBLE ASSETS

   The following is a summary of intangible assets, net of accumulated amortization:

                                                                      September 30,
                                                           ---------------------------------             December 31,
                                                              2001                   2000                    2000
                                                           ---------               ---------             ------------
Excess of cost over fair value of assets acquired            $20,815                 $19,693                 $22,704
Core deposit intangibles                                       2,047                   2,051                   2,448
Trademarks                                                         3                       4                       4
                                                           ---------               ---------               ---------
   Total                                                     $22,865                 $21,748                 $25,156
                                                           ---------               ---------               ---------

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

                                                                        September 30,
                                       Minimum         ---------------------------------------------          December 31,
                                       Required                2001                     2000                     2000
                                  -----------------    --------------------     --------------------     --------------------
Tier 1 capital                                              $  210,471               $  185,638               $  195,273
Total capital                                               $  235,307               $  206,621               $  217,708
Risk-adjusted assets                                        $1,939,585               $1,625,391               $1,741,664
Leverage ratio                            3.00%                   7.83%                    7.88%                    7.67%
Tier 1 capital ratio                      4.00%                  10.85%                   11.42%                   11.21%
Total capital ratio                       8.00%                  12.13%                   12.71%                   12.50%

   To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of September 30, 2001 and 2000, and December 31, 2000, BancFirst was considered to be "well capitalized". There are no conditions or events since the most recent notification of BancFirst's capital category that management believes would change its category.

(9)  STOCK REPURCHASE PLAN

   In November 1999, the Company adopted a new Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 300,000 shares of the Company's common stock. In May 2001, the SRP was amended to increase the shares authorized to be repurchased by 277,916 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company's Executive Committee. At September 30, 2001 there were 294,235 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

                                                    Three Months Ended                       Nine Months Ended
                                                       September 30,                           September 30,
                                          -------------------------------------    -----------------------------------
                                                   2001               2000                2001               2000
                                          ------------------    ---------------    ----------------    ---------------
Number of shares repurchased                          --             10,228             119,519             71,434
Average price of shares repurchased                $  --            $ 32.60            $  39.34            $ 28.00

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

                                                   Three Months Ended                      Nine Months Ended
                                                      September 30,                          September 30,
                                          ----------------------------------     ----------------------------------
                                                 2001               2000                2001               2000
                                          ---------------     --------------     ---------------     --------------
Unrealized gain (loss) during the period:
Before-tax amount                                 $ 6,796            $ 3,795             $13,620             $2,344
Tax (expense) benefit                              (1,950)            (1,335)             (3,937)              (961)
                                          ---------------     --------------     ---------------     --------------
Net-of-tax amount                                 $ 4,846            $ 2,460             $ 9,683             $1,383
                                          ===============     ==============     ===============     ==============

   The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.


                                                   Three Months Ended                      Nine Months Ended
                                                      September 30,                          September 30,
                                          ----------------------------------     ----------------------------------
                                              2001               2000                2001               2000
                                          ---------------    ---------------     ---------------    ---------------

Unrealized gain (loss) on securities:
Beginning balance                                 $ 6,367            $(4,585)            $ 1,530            $(3,508)
Current period change                               4,846              2,460               9,683              1,383
                                          ---------------    ---------------     ---------------    ---------------
Ending balance                                    $11,213            $(2,125)            $11,213            $(2,125)
                                          ===============    ===============     ===============    ===============

(11)    NET INCOME PER COMMON SHARE

        Basic and diluted net income per common share are calculated as follows:

                                                               Income                Shares            Per Share
                                                             (Numerator)         (Denominator)          Amount
                                                        ------------------    -----------------    ---------------
Three Months Ended September 30, 2001
-------------------------------------
Basic
Income available to common stockholders                            $ 6,880            8,248,061              $0.83
                                                                                                   ===============
Effect of stock options                                                 --              111,542
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options                          $ 6,880            8,359,603              $0.82
                                                        ==================    =================    ===============
Three Months Ended September 30, 2000
-------------------------------------
Basic
Income available to common stockholders                            $ 6,956            8,074,223              $0.86
                                                                                                   ===============
Effect of stock options                                                 --               76,340
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
 plus assumed exercises of stock options                           $ 6,956            8,150,563              $0.85
                                                        ==================    =================    ===============

Nine Months Ended September 30, 2001
------------------------------------
Basic
Income available to common stockholders
 plus assumed exercises of stock options                           $21,066            8,281,273              $2.54
                                                                                                   ===============
Effect of stock options                                                 --              106,556
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options                          $21,066            8,387,829              $2.51
                                                        ==================    =================    ===============
Nine Months Ended September 30, 2000
------------------------------------
Basic
Income available to common stockholders
  plus assumed exercises of stock options                          $19,497            8,099,688              $2.41
                                                                                                   ===============
Effect of stock options                                                 --               71,294
                                                        ------------------    -----------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options                          $19,497            8,170,982              $2.39
                                                        ==================    =================    ===============

   Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options' exercise prices were greater than the average market price of the common shares.

                                                                             Average
                                                                             Exercise
                                                               Shares          Price
                                                            -------------  -----------
        Three Months Ended September 30, 2001                    --          $      --
        Three Months Ended September 30, 2000                    234,500     $   33.92
        Nine Months Ended September 30, 2001                      16,886     $   40.10
        Nine Months Ended September 30, 2000                     269,555     $   33.58

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

                                                                         Other         Executive,
                                      Metropolitan    Community        Financial       Operations     Elimin-      Consol-
                                          Banks         Banks          Services         & Support     ations        idated
                                     ------------     ---------        ---------       -----------    -------     -----------
Three Months Ended:
 September 30, 2001
 Net interest income                    $  7,936      $   17,942       $  1,308        $   (867)    $       --     $   26,319
  (expense)
 Noninterest income                        1,575           4,554          2,841          14,805        (14,054)         9,721
 Income before taxes                       3,298           9,805            809          10,882        (14,121)        10,673
 September 30, 2000
 Net interest income                    $  8,337      $   17,017       $    475        $   (199)    $       --     $   25,630
  (expense)
 Noninterest income                        1,428           4,005          1,486          15,101        (14,317)         7,703
 Income before taxes                       3,844           9,167            689          11,089        (14,317)        10,472


Nine Months Ended:
 September 30, 2001
 Net interest income                    $ 23,507      $   53,423       $  4,008        $(2,089 )    $       --     $   78,849
  (expense)
 Noninterest income                        4,562          13,515          7,297          44,320        (42,387)        27,307
 Income before taxes                      10,588          29,607          2,641          32,358        (42,576)        32,618
 September 30, 2000
 Net interest income                    $ 24,254      $   51,184       $  2,351        $(1,965 )    $       --     $   75,824
  (expense)
 Noninterest income                        4,313          11,873          4,070          32,090        (30,172)        22,174
 Income before taxes                       9,675          29,039          1,763          20,073        (30,172)        30,378


Total Assets:
 September 30, 2001                     $823,245      $1,796,064       $151,510        $545,957     $ (605,378)    $2,711,398
 September 30, 2000                     $819,565      $1,598,388       $106,544        $371,360     $ (519,390)    $2,376,467

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             BANCFIRST CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

   Net income for the third quarter ended September 30, 2001 was $6.88 million, compared to $6.96 million for the third quarter of 2000. Diluted net income per share was $0.82, compared to $0.85 for the third quarter of 2000. For the first nine months of 2001, net income was $21.1 million, up from $19.5 million for the first nine months of 2000. Diluted net income per share for the nine months was $2.51, up from $2.39 for the first nine months of 2000.

   Total assets at September 30, 2001 was $2.71 billion, up $141 million from December 31, 2000 and $335 million from September 30, 2000. The asset growth was due in part to the acquisition of First Southwest Corporation of Frederick, Oklahoma ("First Southwest") in October 2000, which added approximately $118 million of assets, and the purchase of 75% of Century Life Assurance Company ("Century Life") in January 2001, which added approximately $23 million of assets. Stockholders' equity was $220 million at September 30, 2001, an increase of $22.6 million compared to December 31, 2000, and $39.3 million compared to September 30, 2000.

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

   Actions by the Federal Reserve to reduce interest rates during 2001 have negatively affected many banks' net interest margins, as interest rates on earning assets have declined more rapidly than rates on interest-bearing liabilities. The Company believes that the historically low level of interest rates may continue to have a negative effect on its net interest margin.

RESULTS OF OPERATIONS

Third Quarter

   Net interest income increased $689,000 compared to the third quarter of 2000 due to growth in earning assets. Average net earning assets increased $93.1 million from the third quarter of 2000. Net interest spread for the third quarter of 2001 decreased to 3.53% from 3.91% for the third quarter of 2000, and net interest margin for the third quarter of 2001 decreased to 4.36% from 4.85% for the third quarter of 2000. The lower net interest spread and net interest margin are the product of falling interest rates and a relatively flat yield curve.

   The Company provided $581,000 for loan losses in the third quarter, compared to $840,000 for the third quarter of 2000. The higher provisions in 2000 were due to loan growth and increases in classified and nonperforming loans. Net loan charge-offs were $585,000 for the third quarter of 2001, compared to $1.07 million for the third quarter of 2000. The net charge-offs represent annualized rates of only 0.14% and 0.27% of average total loans for the third quarter of 2001 and 2000, respectively.

   Noninterest income increased $2.02 million, or 26.2%, compared to the third quarter of 2000. In the third quarter of 2001, the Company recognized gains of $436,000 on bonds that were called early. Noninterest expense increased $2.77 million, or 12.6%, compared to the third quarter of 2000. The increase in noninterest income, excluding securities gains, and the increase in noninterest expense were due in part to the acquisitions of First Southwest and Century Life.

   Income tax expense increased $277,000 compared to the third quarter of 2000. The effective tax rate on income before taxes was 35.54%, up from 33.58% in the third quarter of 2000.

Year-to-Date

   Net interest income increased $2.34 million compared to the first nine months of 2000 due to growth in earning assets. Average net earning assets increased $90.7 million from the third quarter of 2000. Net interest spread for the first nine months of 2001 decreased to 3.56% from 3.97% for the same period of 2000, and net interest margin for the first nine months of 2001 decreased to 4.46% from 4.84% for the same period of 2000. The lower net interest spread and net interest margin are the product of falling interest rates and a relatively flat to inverted yield curve.

   The Company provided $1.39 million for loan losses in the first nine months of 2001, compared to $3.31 million for the first nine months of 2000. The higher provisions in 2000 were due to loan growth and increases in classified and nonperforming loans. Net loan charge-offs were $1.78 million for the year to date, compared to $1.78 million for the same period of 2000. The net charge-offs for the year to date represent annualized rates of only 0.14% and 0.16% of average total loans for 2001 and 2000, respectively.

   Noninterest income increased $5.13 million, or 23.2%, compared to the first nine months of 2000. In the third quarter of 2001, the Company recognized gains of $436,000 on bonds that were called early. Noninterest expense increased $7.84 million, or 12.2%, compared to the first nine months of 2000. The increase in noninterest income, excluding securities gains, and the increase in noninterest expense were due in part to the acquisitions of First Southwest and Century Life.

   Income tax expense increased $671,000, compared to the first nine months of 2000. The effective tax rate on income before taxes was 35.42%, compared to 35.82% for the first nine months of 2000.

FINANCIAL POSITION

   Federal funds sold increased $107 million from December 31, 2000 and $157 million from September 30, 2000 due to increased liquidity from deposit growth and decreases in the balance of securities.

   Total securities decreased $13.1 million compared to December 31, 2000 and $18.1 million compared to September 30, 2000. The size of the Company's securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale was $16.5 million at the end of the third quarter of 2001, compared to a gain of $2.9 million at December 31, 2000 and a loss of $2.8 million at September 30, 2000. The average taxable equivalent yield on the securities portfolio for the third quarter decreased to 5.85% from 6.21% for the same quarter of 2000.

   Total loans increased $41.1 million from December 31, 2000 and $141 million from September 30, 2000, due to internal growth and approximately $80.2 million of loans acquired with First Southwest. The allowance for loan losses decreased $387,000 from year-end 2000 and increased $917,000 from the third quarter of 2000. The acquisition of First Southwest added $1.48 million to the allowance. The allowance as a percentage of total loans was 1.46%, 1.52% and 1.54% at September 30, 2001, December 31, 2000 and September 30, 2000, respectively. The allowance to nonperforming and restructured loans at the same dates was 204.73%, 207.85% and 228.71%, respectively.

   Nonperforming and restructured assets totaled $15.1 million at September 30, 2001, compared to $14.3 million at December 31, 2000 and $13.3 million at September 30, 2000. The ratio of nonperforming and restructured assets to total assets was 0.56% for all three periods. It is reasonable to expect nonperforming loans and loan losses to rise over time to historical norms as a result of economic and credit cycles.

   Total deposits increased $106 million compared to December 31, 2000, and $284 million compared to September 30, 2000. The increase in deposits is the result of internal growth and the acquisition of First Southwest, which added approximately $105 million in deposits. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 13.7% of total deposits at September 30, 2001.

   Short-term borrowings decreased $6.09 million from December 31, 2000, and $6.43 million from September 30, 2000. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

   Long-term borrowings decreased $1.14 million from year-end 2000 and $2.24 million from the third quarter of 2000 due to payments on Federal Home Loan Bank borrowings. The Company uses these borrowings primarily to match-fund long-term fixed-rate loans.

   Stockholders' equity increased to $220 million from $197 million at year-end 2000 and $180 million at September 30, 2000, as a result of accumulated earnings, unrealized gains on securities and stock issued in the First Southwest acquisition. Average stockholders' equity to average assets for the first nine months of 2001 was 7.72%, compared to 7.45% for the first nine months of 2000. The Company's leverage ratio and total risk-based capital ratio were 7.83% and 12.13%, respectively, at September 30, 2001, well in excess of the regulatory minimums.

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

                             BANCFIRST CORPORATION
                     SELECTED CONSOLIDATED FINANCIAL DATA
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                     Three Months Ended            Nine Months Ended
                                                                       September 30,                 September 30,
                                                                 -------------------------  ----------------------------
                                                                      2001          2000       2001              2000
                                                                 ----------    -----------  ----------        ----------
Per Common Share Data
Net income - basic                                                  $ 0.83       $  0.86      $  2.54           $  2.41
Net income - diluted                                                  0.82          0.85         2.51              2.39
Cash net income - diluted                                             0.90          0.94         2.75              2.64
Cash dividends                                                        0.18          0.16         0.54              0.48
Performance Data
Return on average assets                                              1.01%         1.16%        1.05%             1.11%
Return on average stockholders' equity                               12.90         15.61        13.66             15.22
Cash dividend payout ratio                                           21.69         18.60        21.26             19.92
Net interest spread                                                   3.53          3.91         3.56              3.98
Net interest margin                                                   4.36          4.85         4.46              4.85
Efficiency ratio                                                     68.77         66.06        67.96             65.62

                                                                                    September 30,
                                                                               -----------------------        December 31,
                                                                                  2001         2000              2000
                                                                               -----------  ----------        -----------
Balance Sheet Data
Book value per share                                                             $ 26.60      $ 22.33           $ 23.65
Tangible book value per share                                                      23.83        19.63             20.63
Average loans to deposits (year-to-date)                                           71.85%       72.42%            73.07%
Average earning assets to total assets (year-to-date)                              90.02        89.86             90.11
Average stockholders' equity to average assets (year-to-date)                       7.72         7.45              7.38
Asset Quality Ratios
Nonperforming and restructured loans to total loans                                 0.71%        0.67%             0.73%
Nonperforming and restructured assets to total assets                               0.56         0.56              0.56
Allowance for loan losses to total loans                                            1.46         1.54              1.52
Allowance for loan losses to nonperforming and restructured loans                 204.73       228.71            207.85

                             BANCFIRST CORPORATION
        CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES
                                  (Unaudited)
                Taxable Equivalent Basis (Dollars in thousands)

                                                                Three Months Ended September 30,
                             ---------------------------------------------------------------------------------------------------
                                                 2001                                                  2000
                             ---------------------------------------------         ---------------------------------------------
                                                  Interest        Average                               Interest        Average
                                 Average           Income/        Yield/               Average           Income/        Yield/
                                 Balance           Expense         Rate                Balance           Expense         Rate
                             --------------     -----------    -----------         --------------     -----------    -----------
ASSETS
Earning assets:
  Loans (1)                      $1,694,379         $36,010           8.43%            $1,558,326         $37,511           9.55%
  Investments - taxable             492,957           7,267           5.85                524,890           8,123           6.14
  Investments - tax exempt           54,980             811           5.85                 45,350             808           7.07
  Federal funds sold                195,545           1,788           3.63                  4,301              68           6.27
                             --------------     -----------                        --------------     -----------
     Total earning assets         2,437,861          45,876           7.47              2,132,867          46,510           8.65
                             --------------     -----------                        --------------     -----------

Nonearning assets:
  Cash and due from banks           148,041                                               135,892
  Interest receivable and           146,524                                               129,133
   other assets
  Allowance for loan losses         (24,967)                                              (24,294)
                             --------------                                        --------------
     Total nonearning assets        269,598                                               240,731
                             --------------                                        --------------
     Total assets                $2,707,459                                            $2,373,598
                             ==============                                        ==============


LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Transaction deposits           $  330,772           1,385           1.66%            $  315,764           1,942           2.44%
  Savings deposits                  467,533           3,280           2.78                424,101           4,209           3.94
  Time deposits                   1,018,231          12,884           5.02                865,694          12,346           5.66
  Short-term borrowings              56,139             531           3.75                 55,021             908           6.55
  Long-term borrowings               25,737             410           6.32                 25,963             446           6.82
  9.65% Capital Securities           25,000             612           9.71                 25,000             612           9.71
                             --------------     -----------                        --------------     -----------

     Total interest-bearing
      liabilities                 1,923,412          19,102           3.94              1,711,543          20,463           4.74
                             --------------     -----------                        --------------     -----------

Interest-free funds:
  Demand deposits                   537,788                                               469,045
  Interest payable and other
   liabilities                       34,623                                                16,274
  Stockholders' equity              211,636                                               176,736
                             --------------                                        --------------
     Total interest free
      funds                         784,047                                               662,055
                             --------------                                        --------------
     Total liabilities
       and stockholders'
        equity                   $2,707,459                                            $2,373,598
                             ==============                                        ==============

Net interest income                                 $26,774                                               $26,047
                                                ===========                                           ===========

Net interest spread                                                   3.53%                                                 3.91%
                                                               ===========                                           ===========
Net interest margin                                                   4.36%                                                 4.85%
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

                             BANCFIRST CORPORATION
        CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES
                                  (Unaudited)
                Taxable Equivalent Basis (Dollars in thousands)

                                                                Nine Months Ended September 30,
                             ---------------------------------------------------------------------------------------------------
                                                 2001                                                  2000
                             ---------------------------------------------         ---------------------------------------------
                                                  Interest        Average                               Interest        Average
                                 Average           Income/        Yield/               Average           Income/        Yield/
                                 Balance           Expense         Rate                Balance           Expense         Rate
                             --------------     -----------    -----------         --------------     -----------    -----------
ASSETS
Earning assets:
  Loans (1)                      $1,678,887        $111,590           8.89%            $1,512,950        $106,650           9.39%
  Investments - taxable             498,749          22,481           6.03                538,336          24,931           6.17
  Investments - tax exempt           50,748           2,614           6.89                 45,802           2,469           7.18
  Federal funds sold                175,917           5,767           4.38                 25,832           1,149           5.93
                             --------------     -----------                        --------------     -----------
     Total earning assets         2,404,301         142,452           7.92              2,122,920         135,199           8.48
                             --------------     -----------                        --------------     -----------

Nonearning assets:
  Cash and due from banks           145,964                                               130,391
  Interest receivable and
   other assets                     145,807                                               129,034
  Allowance for loan losses         (25,234)                                              (23,662)
                             --------------                                        --------------
     Total nonearning assets        266,537                                               235,763
                             --------------                                        --------------
     Total assets                $2,670,838                                            $2,358,683
                             ==============                                        ==============


LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Transaction deposits           $  349,933           4,830           1.85%            $  355,095           5,983           2.24%
  Savings deposits                  449,286          11,114           3.31                400,659          11,912           3.96
  Time deposits                   1,014,683          41,714           5.50                878,719          35,666           5.41
  Short-term borrowings              42,819           1,443           4.51                 30,883           1,441           6.22
  Long-term borrowings               26,011           1,232           6.33                 26,674           1,290           6.44
  9.65% Capital Securities           25,000           1,835           9.81                 25,000           1,835           9.78
                             --------------     -----------                        --------------     -----------
     Total interest-bearing
      liabilities                 1,907,732          62,168           4.36              1,717,030          58,127           4.51
                             --------------     -----------                        --------------     -----------

Interest-free funds:
  Demand deposits                   522,882                                               454,789
  Interest payable and other
   liabilities                       34,029                                                15,743
  Stockholders' equity              206,195                                               171,121
                             --------------                                        --------------
     Total interest free funds      763,106                                               641,653
                             --------------                                        --------------
     Total liabilities
       and stockholders'
        equity                   $2,670,838                                            $2,358,683
                             ==============                                        ==============
Net interest income                                $ 80,284                                              $ 77,072
                                                ===========                                           ===========
Net interest spread                                                   3.56%                                                 3.97%
                                                               ===========                                           ===========
Net interest margin                                                   4.46%                                                 4.84%
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

--------------------------------------------------------------------------------
   (b) A report on Form 8-K dated May 24, 2001 was filed by the Company to disclose certain amendments to the BancFirst Corporation Stock Option Plan and the Company's Stock Repurchase Program.

                                   SIGNATURES


   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BANCFIRST CORPORATION
                                    ---------------------
                                           (Registrant)



Date  November 14, 2001             /s/ Randy P. Foraker
      -----------------             --------------------
                                           (Signature)
                                    Randy P. Foraker
                                    Senior Vice President and Controller;
                                    Assistant Secretary/Treasurer
                                    (Principal Accounting Officer)