Form 10-K
period 2001-12-31
BANCFIRST CORP /OK/
filed 2002-04-01
CIK 760498

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001       Commission File Number 0-14384

                              BANCFIRST CORPORATION
             (Exact name of registrant as specified in its charter)

            OKLAHOMA                                   73-1221379
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                101 North Broadway, Oklahoma City, Oklahoma 73102
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (405) 270-1086

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Common Stock, $1.00
                               Par Value Per Share
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The aggregate value of the Common Stock held by nonaffiliates of the registrant as of February 28, 2002 was approximately $128,276,000.

      As of February 28, 2002, there were 8,180,991 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Proxy Statement for the May 23, 2002 Annual Meeting of Stockholders of registrant (the "2002 Proxy Statement") to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

                                    FORM 10-K

                              CROSS-REFERENCE INDEX

  Item                                PART I                                                    Page
--------      ------------------------------------------------------------------------         -------
   1.         Business                                                                             3

   2.         Properties                                                                          10

   3.         Legal Proceedings                                                                   10

   4.         Submission of Matters to a Vote of Security Holders                                 10

                                     PART II
              ------------------------------------------------------------------------
   5.         Market for the Registrant's Common Stock and Related Stockholder Matters            10

   6.         Selected Financial Data                                                             11

   7.         Management's Discussion and Analysis of Financial Condition and                     11
              Results of Operations

   7A.        Quantitative and Qualitative Disclosures About Market Risk                          11

   8.         Financial Statements and Supplementary Data                                         11

   9.         Changes in and Disagreements with Accountants on Accounting and Financial           11
              Disclosure

                                    PART III
              ------------------------------------------------------------------------
   10.        Directors and Executive Officers of the Registrant                                  11

   11.        Executive Compensation                                                              11

   12.        Security Ownership of Certain Beneficial Owners and Management                      12

   13.        Certain Relationships and Related Transactions                                      12

                                     PART IV
              ------------------------------------------------------------------------
   14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                     12

   Signatures                                                                                     14

   Financial Information                                                                     Appendix A

                                     PART I

Item 1.  Business.

General

      BancFirst Corporation (the "Company") is an Oklahoma business corporation and a financial holding company under Federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the "Bank" or "BancFirst"), a state-chartered, Federal Reserve member bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust I, a Delaware Business Trust organized in January 1997, 75% of Century Life Assurance company, an Oklahoma chartered insurance company, 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaged in merchant banking, and 100% of Council Oak Capital, Inc., a corporation organizing to be a registered broker/dealer.

      The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. The Company has continued to expand through acquisitions and de-novo branches. BancFirst currently has 82 banking locations serving 41 communities throughout Oklahoma.

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

      The Bank centralizes virtually all of its back office, support and investment functions in order to achieve consistency and cost efficiencies in the delivery of products and services. The Bank provides centralized services such as data processing, operations support, bookkeeping, accounting, loan review, compliance and internal auditing to the Bank's community banking offices to enhance their ability to compete effectively. The Bank also provides centrally certain specialized financial services that require unique expertise. The community banking offices assist the Bank in maintaining its competitive position by actively participating in the development of new products and services needed by their customers and in making desirable changes to existing products and services.

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

      Consumer lending activities of the Bank consist of traditional forms of financing for automobiles, both direct and indirect, residential mortgage loans, home equity loans, and other personal loans. In addition, the Bank is one of Oklahoma's largest providers of guaranteed student loans.

      The Bank's range of deposit services include checking accounts, NOW accounts, savings accounts, money market accounts, sweep accounts, club accounts, individual retirement accounts and certificates of deposit. Overdraft protection and autodraft services are also offered. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation ("FDIC"). In addition, certain Bank employees are licensed insurance agents qualified to offer tax deferred annuities.

      Trust services offered through BancTrust, the Bank's trust division, consist primarily of investment management and administration of trusts for individuals, corporations and employee benefit plans. Investment options include collective equity and fixed income funds managed by BancTrust and advised by nationally recognized investment management firms.

      BancFirst has the following principal subsidiaries: Council Oak Investment Corporation, a small business investment corporation; Citibanc Insurance Agency, Inc., a credit life insurance agency, which in turn owns BancFirst Agency, Inc., an insurance agency; Lenders Collection Corporation, which is engaged in collection of troubled loans assigned to it by BancFirst; and Express Financial Corporation (formerly National Express Corporation), a money order company. All of these companies are Oklahoma corporations. In addition, BancFirst owns Mojave Asset Management Company and Desert Asset Management Company, which in turn own Delamar Asset Management Limited Partnership. These three subsidiaries are Nevada companies and are engaged in investing in loan participations.

      The Company had approximately 1,447 full-time equivalent employees as of December 31, 2001. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

Market Areas and Competition

      The banking environment in Oklahoma is very competitive. The geographic dispersion of the Company's banking locations presents several different levels and types of competition. In general, however, each location competes with other banking institutions, savings and loan associations, brokerage firms, personal loan finance companies and credit unions within their respective market areas. The communities in which the Bank maintains offices are generally local trade centers throughout Oklahoma. The major areas of competition include interest rates charged on loans, interest rates paid on deposits, levels of service charges on deposits, completeness of product line and quality of service.

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

Control of the Company

      Affiliates of the Company beneficially own approximately 56.98% of the shares of the Common Stock outstanding. Under Oklahoma law, holders of a majority of the outstanding shares of Common Stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the affiliates have the ability to control the business and affairs of the Company.

Recent Developments

      In January 2001, BancFirst Corporation completed the acquisition of 75% of the outstanding common stock of Century Life Assurance Company ("Century Life") from Pickard Limited Partnership, a Rainbolt family partnership. Century Life underwrites credit life insurance, credit accident and health insurance, and ordinary life insurance. The Rainbolt family and affiliated entities collectively are the largest shareholders of the Company and two members of the family serve as the Company's Chairman and CEO. The purchase price was $5.43 million. At December 31, 2000, Century Life had total assets of $23 million and total stockholders' equity of $6.96 million. The acquisition was accounted for as a book value purchase. Accordingly, the acquisition was recorded based on the book value of Century Life and the effects of the acquisition was included in the Company's consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2001.

Supervision and Regulation

      The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their subsidiaries and provides certain specific information relevant to the Company, which is both a bank holding company and a financial holding company. This regulatory framework is intended primarily for the protection of depositors and not for the protection of the Company's stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to the Company or its subsidiaries may have a material effect on the business of the Company.

Bank Holding Company Regulation

      The Gramm-Leach-Bliley Act

      In March 2000, the Company became a "financial holding company" ("FHC") within the meaning of the Gramm-Leach-Bliley Act of 1999 (the "Gramm-Leach-Bliley Act"), which allows bank holding companies to engage in a substantially broader range of nonbanking activities than was previously permissible, including insurance underwriting and making merchant banking investments in commercial and financial companies. For a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Board of Governors of the Federal Reserve System that it elects to be a "financial holding company" (FHC"). In addition, to commence any new permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act (the "CRA").

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

      Interstate Banking and Branching

      Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount set by state law). Legislation passed by the Oklahoma legislature in 2000 eliminated the previously existing requirement that Oklahoma banks be in existence for a minimum of five years before being acquired by, or merged into, another bank, or acquired by an existing bank holding company, and increased the "deposit cap" from 15% to 20%, with the result that a business combination involving Oklahoma-chartered banks may not result in the control by the combined institution of more than 20% of the total deposits of insured depositary institutions located in Oklahoma.

      Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks had "opted out" of interstate branching by enacting specific legislation prior to June 1, 1997, in which case out-of-state banks would generally not be able to branch into that state, and banks headquartered in that state would not be permitted to branch into other states. Oklahoma elected to "opt-in" to interstate branching effective May 1997 and established a 12.25% deposit cap that was subsequently increased to 20%. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank may open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching. Oklahoma law permits de novo branching and, accordingly, Oklahoma state-chartered banks such as BancFirst are able to establish an unlimited number of de novo branches in Oklahoma.

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

Capital Adequacy Guidelines

      The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital consists of common and qualifying preferred stockholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, subordinated and other qualifying debt, and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital, at least 50 percent of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4 percent and the minimum total capital ratio is 8 percent. The Company's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2001 were 11.09% and 12.37%, respectively. At December 31, 2001, the Company had no subordinated debt that qualified as Tier 3 capital.

      The Federal Reserve Board also requires bank holding companies such as the Company to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3%. These ratio requirements are minimums. Any institution operating at or near those levels would be expected by the regulators to have well-diversified risk, including no undue interest rate risk exposures, excellent asset quality, high liquidity, and good earnings and, in general, would have to be considered a strong banking organization. All other organizations and any institutions experiencing or anticipating significant growth are expected to maintain capital ratios at least one to two percent above the minimum levels, and higher capital ratios can be required if warranted by particular circumstances or risk profile. At December 31, 2001, the Company's leverage ratio was 7.93%.

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

Deposit Insurance and Assessments

      BancFirst is insured by the FDIC and is required to pay certain fees and premiums to the Bank Insurance Fund ("BIF"). These deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation, with the well-capitalized banks with the highest supervisory rating paying lower or no premiums and the critically undercapitalized banks paying up to 0.27% of deposits. BancFirst is currently being assessed at the lowest rate of zero percent.

      Under the Deposit Insurance Funds Act of 1996 (the "Funds Act"), beginning in 1997 banks insured under the BIF were required to pay a part of the interest on bonds issued by the Financing Corporation ("FICO") in the late 1980s to recapitalize the defunct Federal Savings and Loan Insurance Corporation. Before the Funds Act, FICO payments were made only by depository institutions which were members of the Savings Association Insurance Fund (the "SAIF"). Under the Funds Act, until January 1, 2000, BIF members were assessed for FICO payments at only one-fifth the rate of assessment on SAIF members. The Funds Act required that, as of January 1, 2000, all BIF- and SAIF-insured institutions pay FICO assessments at the same rate. For the first quarter of 2002, FICO rates have been set at .0182% for both BIF and SAIF members. The FICO assessment rates for both BIF and SAIF members for 2001 were:

                Fourth Quarter          .0184%
                Third Quarter           .0188%
                Second Quarter          .0190%
                First Quarter           .0196%

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

Item 2. Properties.

      The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main banks and 81 branches. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties.

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

Item 4. Submission of Matters to Vote of Security Holders.

      There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2001.

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

                                                      Price Range
                                       ----------------------------------------
                                                                        Cash
                                                                     Dividends
                                           High           Low         Declared
                                       ------------  ------------   -----------
2001
First Quarter                          $     42.031  $     37.625   $      0.18
Second Quarter                         $     40.260  $     38.370   $      0.18
Third Quarter                          $     44.000  $     34.100   $      0.18
Fourth Quarter                         $     38.750  $     33.750   $      0.18

2000
First Quarter                          $     34.250  $     24.750   $      0.16
Second Quarter                         $     32.625  $     25.000   $      0.16
Third Quarter                          $     34.250  $     28.438   $      0.16
Fourth Quarter                         $     44.000  $     31.813   $      0.18

      As of February 28, 2002 there were approximately 435 holders of record of the Common Stock.

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

Item 8. Financial Statements and Supplementary Data.

      The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-16 through A-43 of the attached Appendix, and include the following:

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information required by Item 401 of Regulation S-K will be contained in the 2002 Proxy Statement under the caption "Election of Directors" and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2002 Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is hereby incorporated by reference.

Item 11. Executive Compensation.

      The information required by Item 402 of Regulation S-K will be contained in the 2002 Proxy Statement under the caption "Compensation of Directors and Executive Officers" and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by Item 403 of Regulation S-K will be contained in the 2002 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

      The information required by Item 404 of Regulation S-K will be contained in the 2002 Proxy Statement under the caption "Transactions with Management" and is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

      (1)   Financial Statements:

            Report of Independent Accountants

            Consolidated Balance Sheet at December 31, 2001 and 2000

            Consolidated Statement of Income for the three years ended December 31, 2001

            Consolidated Statement of Stockholders' Equity for the three years ended December 31, 2001

            Consolidated Statement of Cash Flows for the three years ended December 31, 2001

            Notes to Consolidated Financial Statements

      The above financial statements are incorporated by reference from pages A-16 through A-43 of the attached Appendix.

      (2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

      Exhibit
      Number      Exhibit
      ------      --------------------------------------------------------------

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

      10.6 BancFirst Corporation Non-Employee Directors' Stock Option Plan (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

      10.7 BancFirst Corporation Directors' Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

      10.8 Stock Purchase Agreement dated November 14, 2000 among BancFirst Corporation, Pickard Limited Partnership and Century Life Assurance Company (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

      21.1*       Subsidiaries of Registrant.

      99.1 Stock Repurchase Program (filed as Exhibit 99.1 to the Company's Form 8-K dated November 18, 1999 and incorporated herein by reference).

      99.2* Letter dated March 28, 2002 to Securities and Exchange Commission regarding representations from Arthur Andersen LLP.

      *           Filed herewith.

(b) No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2002                           BANCFIRST CORPORATION
                                         ---------------------
                                         (Registrant)


                                         /s/ David E. Rainbolt
                                         --------------------------------------
                                         David E. Rainbolt
                                         President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

/s/ H.E. Rainbolt                                  /s/ David E. Rainbolt
----------------------------------------           -----------------------------------
H. E. Rainbolt                                     David E. Rainbolt
Chairman of the Board                              President, Chief Executive
(Principal Executive Officer)                      Officer and Director
                                                   (Principal Executive Officer)

/s/ Marion C. Bauman
----------------------------------------           -----------------------------------
Marion C. Bauman                                   Dennis L. Brand
Director                                           Executive Vice President and Director
                                                   (Principal Executive Officer)

/s/ C. L. Craig, Jr.
----------------------------------------           -----------------------------------
C. L. Craig, Jr.                                   William H. Crawford
Director                                           Director

/s/ James R. Daniel                                /s/ K. Gordon Greer
----------------------------------------           -----------------------------------
James R. Daniel                                    K. Gordon Greer
Vice Chairman of the Board                         Vice Chairman of the Board
(Principal Executive Officer                       (Principal Executive Officer)

/s/ Robert A. Gregory                              /s/ John C. Hugon
----------------------------------------           -----------------------------------
Robert A. Gregory                                  John C. Hugon
Vice Chairman of the Board                         Director
(Principal Executive Officer)

----------------------------------------           -----------------------------------
J. R. Hutchens, Jr.                                William O. Johnstone
Director                                           Vice Chairman of the Board
                                                   (Principal Executive Officer)

----------------------------------------           -----------------------------------
J. Ralph McCalmont                                 Tom H. McCasland, Jr.
Director                                           Director

----------------------------------------           -----------------------------------
Melvin Moran                                       Ronald J. Norick
Director                                           Director

/s/ Paul B. Odom, Jr.
----------------------------------------           -----------------------------------
Paul B. Odom, Jr.                                  David Ragland
Director                                           Director

/s/ Joe T. Shockley, Jr.                           /s/ Randy Foraker
----------------------------------------           -----------------------------------
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

                                   APPENDIX A

                              BancFirst Corporation

                          INDEX TO FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                                       Pages
                                                                    -----------
Financial Review                                                    A-2 to A-15

Selected Consolidated Financial Data                                    A-3

Report of Independent Accountants                                       A-16

Consolidated Balance Sheet                                              A-17

Consolidated Statement of Income                                        A-18

Consolidated Statement of Stockholders' Equity                          A-19

Consolidated Statement of Cash Flows                                    A-20

Notes to Consolidated Financial Statements                          A-21 to A-43

                                FINANCIAL REVIEW

      The following discussion is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 2001 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Selected Consolidated Financial Data included herein.

SUMMARY

      BancFirst Corporation achieved its eleventh year of record earnings in 2001, with net income of $28 million, which was an increase of 6.65% over the $26.2 million of net income for 2000. This growth in earnings was achieved despite a shrinking net interest margin, and was produced by growth in net earning assets, growth in noninterest income, and lower provisions for loan losses. Diluted earnings per share grew 4.7% to $3.34 from $3.19 for 2000. Return on average assets decreased to 1.05% from 1.10% for 2000, mainly due to the lower net interest margin. Return on average equity decreased to 13.32% from 14.89% for 2000 as a result of growth in average stockholders' equity.

      Total assets increased to $2.76 billion, or 7.27%. Total loans grew $51.1 million, or 3.07%, to $1.72 billion. Total deposits grew $134 million, or 5.91%, to $2.4 billion. Stockholders' equity increased $26.2 million, or 13.3%, to $223 million. Tangible book value per share increased to $24.34 from $20.63 at the end of 2000, an increase of 18%.

      Asset quality remained high in 2001 with nonperforming and restructured assets to total assets increasing slightly to 0.58%, from 0.56% at year-end 2000. The allowance for loan losses to nonperforming and restructured loans was 184.24% at December 31, 2001, compared to 207.85% at the end of 2000.

      In January 2001, the Company completed the acquisition of 75% of the outstanding common stock of Century Life Assurance Company ("Century Life"), an underwriter of credit life insurance, credit accident and health insurance, and ordinary life insurance. Century Life had total assets of approximately $23 million.

      The Company's principal subsidiary, BancFirst, is Oklahoma's largest state-chartered bank and is the second largest Oklahoma-based bank. The Company has 82 banking locations serving 41 communities across Oklahoma.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                  (Dollars in thousands, except per share data)

                                                                              At and for the Year Ended December 31,
                                                             ----------------------------------------------------------------------
                                                                2001           2000           1999          1998           1997
                                                             -----------    -----------    -----------   -----------    -----------
Income Statement Data
Net interest income                                          $   104,932    $   102,335    $    93,235   $    92,752    $    84,221
Provision for loan losses                                          1,780          4,045          2,521         2,211          2,888
Noninterest income                                                36,908         29,902         28,707        24,019         21,508
Noninterest expense                                               96,620         87,724         81,453        80,482         71,455
Net income                                                        27,961         26,217         23,949        21,550         20,905
Balance Sheet Data
Total assets                                                 $ 2,757,045    $ 2,570,255    $ 2,335,807   $ 2,335,883    $ 2,016,463
Securities                                                       544,291        560,551        596,715       582,649        510,426
Total loans (net of unearned interest)                         1,717,433      1,666,338      1,455,481     1,338,879      1,249,705
Allowance for loan losses                                         24,531         25,380         22,548        19,659         17,458
Deposits                                                       2,401,328      2,267,397      2,082,696     2,024,800      1,761,210
Long-term borrowings                                              24,090         26,613         26,392        12,966          7,051
9.65% Capital Securities                                          25,000         25,000         25,000        25,000         25,000
Stockholders' equity                                             223,168        196,958        164,714       201,917        181,245
Per Common Share Data
As previously reported:
Net income - basic                                           $      3.38    $      3.22    $      2.79   $      2.32    $      2.48
Net income - diluted                                                3.34           3.19           2.75          2.27           2.41
As restated for poolings of interests:
Net income - basic                                                  3.38           3.22           2.79          2.32           2.26
Net income - diluted                                                3.34           3.19           2.75          2.27           2.21
Cash dividends                                                      0.72           0.66           0.58          0.50           0.42
Book value                                                         27.02          23.65          20.30         21.73          19.62
Tangible book value                                                24.34          20.63          17.34         19.14          17.56
Selected Financial Ratios
Performance ratios:
Return on average assets                                            1.05%          1.10%          1.06%         1.00%          1.09%
Return on average stockholders' equity                             13.32          14.89          12.96         10.95          12.14
Cash dividend payout ratio                                         21.30          20.50          20.79         21.55          18.58
Net interest spread                                                 3.57           3.94           3.87          3.94           4.09
Net interest margin                                                 4.44           4.84           4.67          4.83           4.93
Efficiency ratio (excluding restructuring charges in 1998)         68.12          66.34          66.80         67.29          67.58
Balance Sheet Ratios:
Average loans to deposits                                          72.12%         73.07%         68.61%        68.83%         70.12%
Average earning assets to total assets                             90.11          90.11          90.11         90.17          90.28
Average stockholders' equity to average assets                      7.86           7.38           8.20          9.09           8.95
Asset Quality Ratios:
Nonperforming and restructured loans to total loans                 0.78%          0.73%          0.85%         0.93%          0.68%
Nonperforming and restructured assets to total assets               0.58           0.56           0.61          0.60           0.51
Allowance for loan losses to total loans                            1.43           1.52           1.55          1.47           1.40
Allowance for loan losses to nonperforming
  and restructured loans                                          184.24         207.85         183.47        158.69         206.55
Net chargeoffs to average loans                                     0.16           0.17           0.16          0.14           0.20

        CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
                 Taxable Equivalent Basis (Dollars in thousands)

                                         December 31, 2001                December 31, 2000                December 31, 1999
                                  -------------------------------- ------------------------------- ---------------------------------
                                              Interest  Average                Interest    Average               Interest    Average
                                   Average    Income/    Yield/     Average    Income/      Yield/     Average    Income/     Yield/
                                   Balance    Expense     Rate      Balance    Expense       Rate      Balance    Expense     Rate
                                  ----------  --------  --------   ----------  --------    -------   ----------  --------    -------
ASSETS
Earning assets:
  Loans (1)                       $1,684,460  $144,928     8.60%   $1,542,795  $145,913      9.46%   $1,355,332   $121,406     8.96%
  Investments - taxable              500,820    29,513     5.89       527,241    33,018      6.26       517,844     30,964     5.98
  Investments - tax exempt            50,126     3,420     6.82        50,869     3,386      6.66        50,627      3,303     6.52
  Federal funds sold                 172,605     6,657     3.86        29,649     1,814      6.12       106,362      5,299     4.98
                                  ----------  --------             ----------  --------              ----------   -------
     Total earning assets          2,408,011   184,518     7.66     2,150,554   184,131      8.56     2,030,165    160,972     7.93
                                  ----------  --------             ----------  --------              ----------   -------

Nonearning assets:
  Cash and due from banks            144,320                          129,212                           123,527
  Interest receivable and other
  assets                             145,159                          130,707                           119,646
  Allowance for loan losses          (25,143)                         (23,939)                          (20,257)
                                  ----------                       ----------                        ----------
     Total nonearning assets         264,336                          235,980                           222,916
                                  ----------                       ----------                        ----------
     Total assets                 $2,672,347                       $2,386,534                        $2,253,081
                                  ==========                       ==========                        ==========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Transaction deposits             $ 349,613     5,777     1.65%   $  351,559     7,855      2.23%   $  335,662      6,937     2.07%
  Savings deposits                   451,156    13,514     3.00       406,909    16,398      4.03       367,609     12,550     3.41
  Time deposits                    1,006,792    52,718     5.24       890,944    49,721      5.58       848,819     41,353     4.87
  Short-term borrowings               41,817     1,632     3.90        31,712     1,898      5.99        32,766      1,628     4.97
  Long-term borrowings                25,638     1,623     6.33        26,903     1,735      6.45        20,642      1,234     5.98
  9.65% Capital Securities            25,000     2,447     9.79        25,000     2,447      9.79        25,000      2,447     9.79
                                  ----------  --------             ----------  --------              ----------   --------
     Total interest-bearing
     liabilities                   1,900,016    77,711     4.09     1,733,027    80,054      4.62     1,630,498     66,149     4.06
                                  ----------  --------             ----------  --------              ----------   --------

Interest-free funds:
  Demand deposits                    528,186                          461,870                           423,347
  Interest payable and other          34,219                           15,584                            14,380
liabilities
  Stockholders' equity               209,926                          176,053                           184,856
                                  ----------                       ----------                        ----------
     Total interest free-funds       772,331                          653,507                           622,583
                                  ----------                       ----------                        ----------
     Total liabilities
       and stockholders' equity   $2,672,347                       $2,386,534                        $2,253,081
                                  ==========                       ==========                        ==========
Net interest income                           $106,807                         $104,077                           $ 94,823
                                              ========                         ========                           ========
Net interest spread                                        3.57%                             3.94%                             3.87%
                                                         =======                          =======                            =====
Net interest margin                                        4.44%                             4.84%                             4.67%
                                                         =======                          =======                            =====


(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

RESULTS OF OPERATIONS

Net Interest Income

      Net interest income, which is the Company's principal source of operating revenue, increased $2.73 million on a taxable equivalent basis in 2001, compared to an increase of $9.25 million in 2000. The net interest margin on a taxable equivalent basis for 2001 was 4.44%, compared to 4.84% for 2000 and 4.67% for 1999. Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the changes in net interest income. The Volume/Rate Analysis summarizes the relative contribution of each of these components to the increases in net interest income in 2001 and 2000. The increase in 2001 was primarily due to growth in loans and federal funds sold, which was mostly offset by a negative rate variance. Average loans grew $142 million, or 9.18%, and federal funds sold rose $143 million, or 482%. Falling interest rates and a relatively flat, and sometimes inverted, yield curve contributed to the negative rate variance of $8.98 million. The net interest margin decreased 40 basis points as a result. In 2000, average loans increased $187 million, or 13.83%, while average net earning assets increased only $17.9 million, or 4.47%. This resulted in positive mix and volume variances, which were partially offset by a negative rate variance. The net interest margin increased 17 basis points for 2000.

VOLUME/RATE ANALYSIS                          Change in 2001                            Change in 2000
Taxable Equivalent Basis            ----------------------------------       -----------------------------------
                                                  Due to       Due to                      Due to        Due to
                                     Total       Volume(1)      Rate           Total      Volume(1)       Rate
                                    --------     --------     --------       --------     --------       -------
                                                             (Dollars in thousands)
 INCREASE (DECREASE)
 Interest Income:
   Loans                              $ (985)    $ 13,398    $ (14,383)      $ 24,507     $ 16,792      $  7,715
   Investments - taxable              (3,505)      (1,655)      (1,850)         2,054          562         1,492
   Investments - tax exempt               34          (49)          83             83           16            67
   Federal funds sold                  4,843        8,746       (3,903)        (3,485)      (3,822)          337
                                    --------     --------     --------       --------     --------       -------
      Total interest income              387       20,440      (20,053)        23,159       13,548         9,611
                                    --------     --------     --------       --------     --------       -------

 Interest Expense:
   Transaction deposits               (2,078)         (43)      (2,035)         1,074          530           544
   Savings deposits                   (2,884)       1,783       (4,667)         3,692          870         2,822
   Time deposits                       2,997        6,465       (3,468)         8,368        2,052         6,316
   Short-term borrowings                (266)         605         (871)           270          (53)          323
   Long-term borrowings                 (112)         (82)         (30)           501          374           127
   9.65% Capital Securities               --           --           --             --           --            --
                                    --------     --------     --------       --------     --------       -------
      Total interest expense          (2,343)       8,728      (11,071)        13,905        3,773        10,132
                                    --------     --------     --------       --------     --------       -------

 Net interest income                $  2,730     $ 11,712     $ (8,982)      $  9,254     $  9,775       $  (521)
                                    ========     ========     ========       ========     ========       =======

      (1) Changes due to changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

      Interest rate sensitivity analysis measures the sensitivity of the Company's net interest margin to changes in interest rates by analyzing the repricing relationship between its earning assets and interest-bearing liabilities. This analysis is limited by the fact that it presents a static position as of a single day and is not necessarily indicative of the Company's position at any other point in time, and does not take into account the sensitivity of yields and rates of specific assets and liabilities to changes in market rates. In 2001, management continued its strategy of creating manageable negative interest sensitivity gaps. This approach takes advantage of the Company's stable core deposit base and the relatively short maturity and repricing frequency of its loan portfolio, as well as the historical existence of a positive yield curve, which enhances the net interest margin over the long term. Although interest rate risk is increased on a controlled basis by this position, it is somewhat mitigated by the Company's high level of liquidity.

      The Analysis of Interest Rate Sensitivity presents the Company's earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 2001. At that date, interest-bearing liabilities exceeded earning assets by $836 million in the three month interval. The Company's negative gap position decreased in 2001 due to an increase in federal funds sold and interest bearing deposits that reprice immediately. The negative gap position increased in 2000 as a result of the majority of the earning asset growth having a maturity or repricing frequency of one to five years. This negative gap position assumes that the Company's core savings and transaction deposits are immediately rate sensitive and reflects management's perception that the yield curve will be positively sloped over the long term. When the yield curve flattens, as it did in 1998 through 2001, the Company's net interest margin would be expected to decline, unless the Company adjusts its interest sensitivity gap position or employs other strategies to control the rise in rates on interest-bearing liabilities or to increase the yield on earning assets.

ANALYSIS OF INTEREST RATE SENSITIVITY      Interest Rate Sensitive   Noninterest Rate Sensitive
                                          -------------------------  --------------------------
December 31, 2001                            0 to 3        4 to 12       1 to 5       Over 5
                                             Months        Months         Years       Years         Total
                                          -----------     ---------     ----------   ---------    ----------
EARNING ASSETS
Loans                                     $   584,316     $ 290,998     $  653,649   $ 188,470    $1,717,433
Federal funds sold and interest
bearing deposits                              220,528            --             --          --       220,528
Securities                                     17,594        90,730        389,045      46,922       544,291
                                          -----------     ---------     ----------   ---------    ----------
     Total                                $   822,438     $ 381,728     $1,042,694   $ 235,392    $2,482,252
                                          ===========     =========     ==========   =========    ==========
FUNDING SOURCES
Noninterest-bearing demand deposits (1)   $        --     $      --     $       --   $ 355,683    $  355,683
Savings and transaction deposits              834,745            --             --          --       834,745
Time deposits of $100 or more                 246,125        56,213             --          --       302,338
Time deposits under $100                      524,638       140,499             --          --       665,137
Short-term borrowings                          52,091            --             --          --        52,091
Long-term borrowings                            1,046         3,569         15,171       4,304        24,090
9.65% Capital Securities                           --            --             --      25,000        25,000
Stockholders' equity                               --            --             --     223,168       223,168
                                          -----------     ---------     ----------   ---------    ----------
     Total                                $ 1,658,645     $ 200,281     $   15,171   $ 608,155    $2,482,252
                                          ===========     =========     ==========   =========    ==========

Interest sensitivity gap                  $  (836,207)    $ 181,447     $1,027,523   $(372,763)
Cumulative gap                            $  (836,207)    $(654,760)    $  372,763   $      --
Cumulative gap as a percentage
  of total earning assets                      (33.69)%      (26.38)%        15.02%         --%

      (1) Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders' equity.

Provision for Loan Losses

      The provision for loan losses decreased to $1.78 million for 2001, compared to $4.05 million for 2000 and $2.52 million for 1999. These relatively low levels of provisions reflect the Company's strong asset quality. The amounts provided for the last three years primarily relate to loan growth and net loan charge-offs. The Company establishes a 1% allowance as an estimate of the inherent losses on non-classified loans, which results in additional provisions due to loan growth. Net loan charge-offs were $2.63 million for 2001, compared to $2.69 million for 2000 and $2.13 million for 1999. These net charge-offs were equivalent to only 0.16%, 0.17% and 0.16% of average loans for 2001, 2000 and 1999, respectively. A more detailed discussion of the allowance for loan losses is provided under "Loans."

Noninterest Income

      Noninterest income increased $7.01 million in 2001, or 23.43%, compared to increases of $1.2 million, or 4.16%, in 2000, and $4.69 million, or 19.52%, in 1999. Noninterest income has become an increasingly important source of revenue. The Company's fee income has increased each year since 1987 due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth. New products and strategies have been implemented which are expected to produce continued growth in noninterest income.

      Trust revenues have grown due to continued development of these products and services. Service charges on deposits have increased as a result of strategies implemented to improve the charging and collection of various service charges, and because of growth in deposits. Income from sales of loans decreased in both 2001 and 2000 due to lower mortgage originations. Other noninterest income increased $4.14 in 2001, compared to an increase of $281,000 in 2000, due principally to revenues of Century Life. Other noninterest income in 1999 included a $900,000 gain on the sale of a branch.

      Net gains on securities transactions were $221,000 in 2001 and $244,000 in 1999. The Company's practice is to hold its securities to maturity and it does not engage in trading activities. The net gains in 2001 were mainly due to calls of debt securities. In 1999, a portion of an investment made by the Company's small business investment company was redeemed at a gain. A more detailed discussion of securities is provided under "Securities."

Noninterest Expense

      Total noninterest expense increased in 2001 by $8.9 million, or 10.14%, compared to increases of $6.27 million, or 7.7%, for 2000 and $971,000, or 1.21% for 1999. Salaries and employee benefits have increased over the years due to acquisitions, higher salary levels and benefits costs, additional staff for new product lines and increased loan demand. Occupancy and fixed assets expense, and depreciation have increased as a result of more facilities from acquisitions and new branches opened. Amortization decreased in 2001 because of core deposit premiums and goodwill that became fully amortized. Amortization increased in prior years to acquisitions. Net expense from other real estate owned of $153,000 was recognized for 2001, compared to $400,000 for 2000 and $164,000 for 1999. These amounts are reflective of the Company's efforts to maintain a low level of nonperforming assets. Other noninterest expenses increased $4.15 million in 2001, partly from $2.27 million of expenses from Century Life's insurance business.

Income Taxes

      Income tax expense increased to $15.5 million in 2001, from $14.3 million for 2000 and $14 million for 1999. The effective tax rates for 2001, 2000 and 1999 were 35.63%, 35.22% and 36.92%, respectively. The Company implemented tax minimization strategies in 2000 which resulted in a lower effective tax rate. The primary reasons for the difference between the Company's effective tax rate and the federal statutory rate are tax-exempt income, nondeductible amortization and state tax expense.

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

FINANCIAL POSITION

Cash and Federal Funds Sold

      Cash consists of cash and cash items on hand, deposits and other amounts due from other banks, and reserves deposited with the Federal Reserve Bank. Federal funds sold consists of overnight investments of excess funds with other financial institutions. The amount of cash and federal funds sold carried by the Company is a function of the availability of funds presented to other institutions for clearing, the Company's requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and federal funds sold increased $144 million as compared to December 31, 2000, as a result of funds from deposit growth and other sources being held liquid rather than being invested longer term. Cash and federal funds sold increased $48.9 million at December 31, 2000 compared to year end 1999, due to a higher level of temporary deposits and higher federal funds purchased from correspondent banks.

Securities

      Total securities decreased $16.3 million, or 2.9%, compared to an decrease of $36.2 million, or 6.06%, in 2000. The decreases in 2000 were due to funds from maturities of securities being used to fund loan growth. Also, as noted above, funds from deposit growth and other sources in 2001 were held liquid rather than being invested longer term in securities.

      Securities available for sale represented 86.79% of the total securities portfolio at year-end 2001, compared to 80.91% at year-end 2000. These levels reflect the Company's strategy of maintaining a very liquid portfolio. Securities available for sale had a net unrealized gain of $13.9 million at year-end 2001, compared to a $2.9 million net unrealized gain the preceding year. These gains are included in the Company's stockholders' equity as net unrealized gains of $9.19 million and $1.53 million, net of tax, for 2001 and 2000, respectively.

SECURITIES                                              December 31
                                            --------------------------------------
                                               2001         2000            1999
                                            ---------     ---------      ---------
                                                    (Dollars in thousands)
Held for Investment
U.S. Treasury and other federal agencies    $  28,324     $  59,433      $  79,564
States and political subdivisions              43,552        47,558         49,917
Other securities                                   --            --             --
                                            ---------     ---------      ---------
       Total                                $  71,876     $ 106,991      $ 129,481
                                            =========     =========      =========
Estimated market value                      $  73,535     $ 107,874      $ 128,275
                                            =========     =========      =========
Available for Sale
U.S. Treasury and other federal agencies    $ 454,279     $ 433,224      $ 449,468
States and political subdivisons                4,254         7,144          2,861
Other securities                               13,882        13,192         14,905
                                            ---------     ---------      ---------
       Total                                $ 472,415     $ 453,560      $ 467,234
                                            =========     =========      =========

      The Maturity Distribution of Securities summarizes the maturity and weighted average taxable equivalent yields of the securities portfolio. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represents 92.34% of the total portfolio.

                                                                   After Five
MATURITY DISTRIBUTION                         After One Year          Years
OF SECURITIES                                       But                But
                                                Within Five        Within Ten
December 31, 2001           Within One Year        Years              Years        After Ten Years        Total
                            ----------------  ----------------   ----------------  ----------------  ----------------
                             Amount    Yield   Amount    Yield   Amount    Yield    Amount    Yield   Amount    Yield
                            ---------  -----  ---------  -----   --------  ------  ---------  -----  ---------  -----
                                                                  (Dollars in
                                                                   thousands)
Held for Investment
U.S. Treasury and other
federal agencies            $  7,559   5.79%  $ 15,740   6.94%   $ 3,595    5.97%  $  1,430   7.20%  $ 28,324   6.52%
State and political
subdivisions                   8,204   7.68     19,560   6.94     12,540    7.60      3,248   7.70     43,552   7.33
Other securities                  --     --         --     --         --      --         --     --         --     --
                            --------          --------           -------           --------          --------
          Total             $ 15,763   6.77   $ 35,300   6.94    $16,135    7.24   $  4,678   7.55   $ 71,876   7.01
                            ========          ========           =======           ========          ========
Percentage of total            21.93%            49.11%            22.45%              6.51%           100.00%
                            ========          ========           =======           ========          ========
Available for Sale
U.S. Treasury and other
federal agencies            $ 88,875   5.77%  $359,330   5.55%   $ 4,845    5.99%  $  1,229   5.21%  $454,279   5.60%
State and political
subdivisions                     363   8.73      2,585   7.74        877    7.73        429   7.89      4,254   7.84
Other securities                  --     --        415   6.28         --      --     13,467   5.89     13,882   5.90
                            --------          --------           -------           --------          --------
          Total             $ 89,238   5.78   $362,330   5.57    $ 5,722    6.26   $ 15,125   5.89   $472,415   5.63
                            ========          ========           =======           ========          ========
Percentage of total            18.89 %           76.70%             1.21%              3.20%           100.00 %
                            ========          ========           =======           ========          ========

Total securities            $105,001   5.93%  $397,630   5.69%   $21,857    6.99%  $ 19,803   6.26%  $544,291   5.82%
                            ========          ========           =======           ========          ========
Percentage of total            19.29 %           73.05%             4.02%              3.64%           100.00%
                            ========          ========           =======           ========          ========

Loans

         The Company has generated significant loan growth from both internal originations and acquisitions. Total loans increased $51.1 million, or 3.07%, in 2001, and $211 million, or 14.49%, in 2000. Internal growth is being generated primarily by commercial lending in the Oklahoma City and Tulsa metropolitan markets, and by specialized lending activities such as indirect automobile loans, home equity loans, guaranteed student loans, SBA guaranteed loans and residential mortgage loans.

Composition

         The Company's loan portfolio is diversified among various types of commercial and individual borrowers. Commercial loans are comprised principally of loans to companies in light manufacturing, retail and service industries. Most of the loan growth in 2001 was in commercial and residential real estate. Nearly half of the loan growth in 2000 was in commercial loans. Construction and development loans totaled only $84.5 million, or 4.92% of total loans as of the end of 2001. Real estate loans are relatively evenly divided between mortgages on personal residences and loans secured by commercial and other types of properties. Installment loans are comprised mostly of loans to individuals for the purchase of vehicles and student loans. Loans secured by real estate have always been a large portion of the Company's loan portfolio. In 2001, this percentage was 52.44% compared to 51.40% for 2000. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and close monitoring of the values of individual properties.


LOANS BY CATEGORY                                                  December 31,
                       -----------------------------------------------------------------------------------------------------
                              2001                 2000                1999                1998                 1997
                       -------------------  ------------------- ------------------- -------------------- -------------------
                                    % of                 % of                % of                % of                 % of
                         Amount    Total     Amount     Total     Amount    Total     Amount     Total    Amount     Total
                       ----------- -------  ----------  ------- ----------- ------- ----------- -------- ----------  -------
                                                              (Dollars in thousands)
Commercial, financial
and other              $   545,371   31.76% $  534,743   32.09% $  433,416   29.78% $  361,222    26.98% $ 342,779    27.43%
Real estate -
construction                84,445    4.92      84,637    5.08       85,634    5.88      75,907     5.67     54,858     4.39
Real estate - mortgage     816,142   47.52     771,783   46.32      684,838   47.05     663,448    49.55    611,163    48.90
Consumer                   271,475   15.80     275,175   16.51      251,593   17.29     238,302    17.80    240,905    19.28
                       ----------- -------  ---------- -------  ----------- ------- ----------- -------- ----------  -------
         Total         $1,717,433  100.00%  $1,666,338 100.00%  $1,455,481  100.00% $ 1,338,879  100.00% $1,249,705  100.00%
                       =========== =======  ========== =======  =========== ======= =========== ======== ==========  =======

         Over 43% of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, over half of the commercial real estate and other commercial loans had adjustable interest rates at year-end 2001. The short maturities and adjustable rates on these loans allow the Company to maintain the majority of its loan portfolio near market interest rates.

MATURITY AND RATE SENSITIVITY OF LOANS                                  Maturing
                                                      ----------------------------------------------
                                                                       After One
December 31, 2001                                         Within       But Within        After
                                                         One Year      Five Years      Five Years        Total
                                                      --------------  -------------  --------------- -------------
                                                                         (Dollars in thousands)
Commercial, financial and other                           $  302,338     $  193,427      $   49,606     $  545,371
Real estate - construction                                    66,992         13,551           3,902         84,445
Real estate - mortgage (excluding loans
Secured by 1 to 4 family residential properties)              93,893        129,773         208,683        432,349
                                                      --------------  -------------  --------------  -------------
         Total                                            $  463,223     $  336,751      $  262,191     $1,062,165
                                                      ==============  =============  ==============  =============

Loans with predetermined interest rates                   $  225,227     $  172,329      $   84,978     $  482,534
Loans with adjustable interest rates                         237,996        164,422         177,213        579,631
                                                      --------------  -------------  --------------  -------------
         Total                                            $  463,223     $  336,751      $  262,191     $1,062,165
                                                      ==============  =============  ==============  =============
Percentage of total                                            43.61%         31.70%          24.69%        100.00%
                                                      ==============  =============  ==============  =============

         The information relating to the maturity and rate sensitivity of loans is based upon original loan terms and is not adjusted for "rollovers." In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Loans

         Nonperforming and restructured assets increased by $1.67 million, or 11.67% in 2001, and $106,000, or 0.74% in 2000. Nonperforming and restructured loans as a percentage of total loans was 0.78% at year-end 2001, compared to 0.73% at year-end 2000 and 0.85% at year-end 1999. It is reasonable to expect that in the long run the level of nonperforming loans and loan losses will rise to more historical norms as a result of economic and credit cycles.

         Nonaccrual loans negatively impact the Company's net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Nonaccrual loans increased $1.37 million, or 15.51%, in 2001. Total interest income which was not accrued on nonaccrual loans outstanding at year end was approximately $450,000 in 2001 and $379,000 in 2000. Only a small amount of this interest is ultimately collected.

         The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible. The Company's experience is that a significant portion of the principal and some of the interest is eventually recovered. However, the above normal risk associated with nonperforming loans is considered in the determination of the allowance for loan losses. At year-end 2001, the allowance for loan losses as a percentage of nonperforming and restructured loans was 184.24%, compared to 207.85% at the end of 2000 and 183.47% at the end of 1999.

NONPERFORMING AND RESTRUCTURED ASSETS                                           December 31,
                                                            -----------------------------------------------------
                                                              2001       2000       1999       1998       1997
                                                            ---------  ---------- ---------- ---------- ---------
                                                                             (Dollars in thousands)
Past due over 90 days and still accruing                     $  1,742   $  2,790   $  1,666   $  2,792   $  1,600
Nonaccrual                                                     10,225      8,852      9,565      8,308      6,416
Restructured                                                    1,348        569      1,059      1,288        436
                                                            ---------  ---------  ---------  ---------  ---------
         Total nonperforming and restructured loans            13,315     12,211     12,290     12,388      8,452
Other real estate owned and repossessed assets                  2,699      2,130      1,945      1,639      1,766
                                                            ---------  ---------  ---------  ---------  ---------
         Total nonperforming and restructured assets         $ 16,014   $ 14,341   $ 14,235   $ 14,027   $ 10,218
                                                            =========  =========  =========  =========  =========
Nonperforming and restructured loans to total loans              0.78%      0.73%      0.85%      0.93%      0.68%
                                                            =========  =========  =========  =========  =========
Nonperforming and restructured assets to total assets            0.58%      0.56%      0.61%      0.60%      0.51%
                                                            =========  =========  =========  =========  =========

         Other real estate owned and repossessed assets increased in 2001 to $2.7 million from $2.13 million at year-end 2000. The Company places a substantial amount of emphasis on disposing of these assets. To encourage local management to sell the other real estate as quickly as possible and to ensure that it is carried at a conservative value, the Company's policy is to write other real estate down annually by the greater of 10% of its remaining carrying value, or the difference between its remaining carrying value and its estimated market value.

         Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. BancFirst had approximately $27.8 million of these loans, which are not included in nonperforming and restructured assets, at December 31, 2001. In general, these loans are well collateralized and have no identifiable loss potential. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

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

         The Company's net charge-offs have been low in recent years. In 2001, the Company recognized $2.63 million of net charge-offs, which was only 0.16% of average loans, compared to $2.69 million of net charge-offs, or 0.17% of average loans, for 2000.

                                                                              Year Ended December 31,
                                                        ----------------------------------------------------------------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES                        2001          2000           1999          1998           1997
                                                        ------------   -----------   -----------    -----------   ------------
                                                                               (Dollars in thousands)
Balance at beginning of year                            $    25,380    $    22,548   $    19,659    $    17,458   $    16,569
                                                        -----------    -----------   -----------    -----------   ------------
Charge-offs:
  Commercial                                                   (854)        (1,062)       (1,035)        (1,805)       (1,182)
  Real estate                                                  (428)          (815)         (368)          (212)         (238)
  Consumer                                                   (2,274)        (2,481)       (1,499)          (989)       (1,670)
  Other                                                        (101)           (19)         (199)          (171)          (80)
                                                        -----------    -----------   -----------    -----------   ------------
         Total charge-offs                                   (3,657)        (4,377)       (3,101)        (3,177)       (3,169)
                                                        -----------    -----------   -----------    -----------   ------------
Recoveries:
  Commercial                                                    336            544           409            811           320
  Real estate                                                   287            353           153            223           202
  Consumer                                                      368            770           318            258           315
  Other                                                          37             19            89             34            25
                                                        -----------    -----------   -----------    -----------   ------------
         Total recoveries                                     1,028          1,686           969          1,326           862
                                                        -----------    -----------   -----------    -----------   ------------
Net charge-offs                                              (2,629)        (2,691)       (2,132)        (1,851)       (2,307)
Provisions charged to operations                              1,780          4,045         2,521          2,211         2,888
Additions from acquisitions                                      --          1,478         2,500          1,841           308
                                                        -----------    -----------   -----------    ------------  ------------
Balance at end of year                                  $    24,531    $    25,380   $    22,548    $    19,659   $    17,458
                                                        ===========    ===========   ===========    ===========   ============
Average loans                                           $ 1,684,460    $ 1,542,795   $ 1,355,332    $ 1,290,557   $ 1,181,421
                                                        ===========    ===========   ===========    ===========   ============
Total loans                                             $ 1,717,433    $ 1,666,338   $ 1,455,481    $ 1,338,879   $ 1,249,705
                                                        ===========    ===========   ===========    ===========   ============
Net charge-offs to average loans                               0.16%          0.17%         0.16%          0.14%         0.20%
                                                        ===========    ===========   ===========    ===========   ============
Allowance to total loans                                       1.43%          1.52%         1.55%          1.47%         1.40%
                                                        ===========    ===========   ===========    ===========   ============
Allocation of the allowance by category of loans:
  Commercial, financial and other                       $     7,500    $     8,161   $     6,612    $     5,277   $     4,358
  Real estate - construction                                  1,106          1,178         1,364          1,400         1,085
  Real estate - mortgage                                     10,673         10,262        10,161          9,406         7,883
  Consumer                                                    3,332          3,586         3,513          3,229         2,924
  Unallocated                                                 1,920          2,193           897            347         1,208
                                                        -----------    -----------   -----------    -----------   ------------
         Total                                          $    24,531    $    25,380   $    22,548    $    19,659   $    17,458
                                                        ===========    ===========   ===========    ===========   ============
Percentage of loans in each category to total loans:
  Commercial, financial and other                             31.76%         32.09%        29.78%         26.98%        27.43%
  Real estate - construction                                   4.92           5.08          5.88           5.67          4.39
  Real estate - mortgage                                      47.52          46.32         47.05          49.55         48.90
  Consumer                                                    15.80          16.51         17.29          17.80         19.28
                                                        -----------    -----------   -----------    -----------   ------------
         Total                                               100.00%        100.00%       100.00%        100.00%       100.00%
                                                        ===========    ===========   ===========    ===========   ============

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

         The Company's core deposits provide it with a stable, low-cost funding source. Total deposits increased $134 million, or 5.91%, in 2001, and $185 million, or 8.87%, in 2000. The increase in 2001 was from internal growth, while the increase in 2000 was from both internal growth and acquisitions. Demand deposits as a percentage of total deposits have been increasing since 1994. Core deposits were 87.20% of total deposits in 2001, compared to 88.94% in 2000.

ANALYSIS OF AVERAGE DEPOSITS                                                Year Ended December 31,
                                          ---------------------------------------------------------------------------------------
                                                 2001              2000                1999             1998              1997
                                          ----------------  ----------------     ------------      ------------      ------------
Average Balances                                                          (Dollars in thousands)
Demand deposits                               $    528,186      $    461,870   $   423,347     $    396,802     $    332,513
Interest-bearing transaction deposits              349,613           351,559       335,662          319,083          346,335
Savings deposits                                   451,156           406,909       367,609          332,810          260,634
Time deposits under $100,000                       707,707           657,535       632,995          646,003          562,415
                                          ----------------  ----------------  ------------     ------------     ------------
         Total core deposits                     2,036,662         1,877,873     1,759,613        1,694,698        1,501,897
Time deposits of $100,000 or more                  299,085           233,409       215,824          180,169          182,893
                                          ----------------  ----------------  ------------     ------------     ------------
         Total deposits                       $  2,335,747      $  2,111,282  $  1,975,437     $  1,874,867     $  1,684,790
                                          ================  ================  ============     ============     ============

                                            % of            % of              % of              % of              % of
Percentages of Total Deposits              Total     Rate   Total     Rate    Total    Rate     Total    Rate    Total     Rate
                                          --------  ------  -------  -------  ------- -------  -------- ------- --------- -------
  And Average Rates Paid
Demand deposits                              22.61%           21.88%            21.43%            21.16%            19.74%
Interest-bearing transaction deposits        14.97    1.65%   16.65     2.23%   16.99    2.07%    17.02    2.40%    20.56    2.77%
Savings deposits                             19.32    3.00    19.27     4.03    18.61    3.41     17.75    2.79     15.47    3.07
Time deposits under $100,000                 30.30    5.18    31.14     5.45    32.04    4.87     34.46    5.49     33.37    5.39
                                          --------          -------           -------           -------          --------
         Total core deposits                 87.20            88.94             89.07             90.39             89.14
Time deposits of $100,000 or more            12.80    5.37    11.06     5.94    10.93    4.88      9.61    5.84     10.86    5.41
                                          --------          -------           -------           -------          --------
         Total deposits                     100.00%          100.00%           100.00%           100.00%           100.00%
                                          ========          =======           =======           =======          ========
Average rate paid on
  Interest-bearing deposits                           3.98%             4.48%            3.92%             4.26%             4.26%
                                                    ======            =======          ======            ======            ======

         The Company has not utilized brokered deposits. Approximately 90% of its time deposits of $100,000 or more at December 31, 2001 mature in one year or less.

MATURITY OF CERTIFICATES OF DEPOSIT                               December 31,
$100,000 or More                                                      2001
                                                                 ---------------
                                                                 (In thousands)
Three months or less                                                 $   136,663
Over three months through six months                                      57,755
Over six months through twelve months                                     78,649
Over twelve months                                                        29,271
                                                                 ---------------
         Total                                                       $   302,338
                                                                 ===============

         Short-term borrowings, consisting mainly of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company's ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $52.1 million at December 31, 2001, compared to $37.3 million in December 31, 2000.

         In 1995, the Bank became a member of the Federal Home Loan Bank of Topeka, Kansas (the "FHLB") and began borrowing from the FHLB at favorable interest rates. These borrowings are principally used to match-fund longer term fixed rate loans, and are collateralized by a pledge of residential first mortgages and certain securities. Long-term borrowings decreased to $24.1 million in 2001 from $26.6 million in 2000.

         The Bank is highly liquid. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. Cash flows from operations, investing activities and other funding sources have provided the funds for the increased loan activity.

         The liquidity of BancFirst Corporation is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. During 2001, the Bank declared four common stock dividends totaling $4.57 million and two preferred stock dividends totaling $1.93 million.

Capital Resources

         Stockholders' equity totaled $223 million at year-end 2001, compared to $197 million at year-end 2000 and $165 million at year-end 1999. Stockholders' equity increased in 2001 and 2000 due to net earnings retained, stock option exercises, common stock issued for the acquisition of First Southwest in 2000, and unrealized gains on securities. The decrease in stockholders' equity in 1999 was primarily the net result of stock repurchases and net earnings retained. The Company's average equity capital ratio for 2001 was 7.86%, compared to 7.38% for 2000 and 8.2% for 1999. At December 31, 2001, the Company's leverage ratio was 7.93%, its tier 1 captial ratio was 11.09%, and its total risk-based capital ratio was 12.37%, compared to minimum requirements of 3%, 4% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels.

         In June 1999, the Company completed a Dutch auction issuer tender offer and purchased 1,186,502 shares of its common stock at the maximum offer price of $38.00 per share. Cash on hand and two borrowings totaling $7.6 million under a line of credit were used to fund the purchase of the stock.

         In November 1999, the Company adopted a Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 300,000 shares of the Company's common stock. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company's Executive Committee. During 2001, the Company purchased and canceled 119,519 shares at an average price of $39.34. In 2000, the Company purchased and canceled 108,379 shares at an average price of $30.99 per share.

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

         Future dividend payments will be determined by the Company's Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company's ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2002.

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

         The table below presents the Company's financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2001.

 MARKET RISK                         Expected Maturity / Principal Repayments at December 31,
                             Avg.   ------------------------------------------------------------             Fair
                             Rate     2002     2003      2004      2005      2006    Thereafter  Balance     Value
                             ----     ----     ----      ----      ----      ----    ----------  -------     -----
December 31, 2001
Interest Sensitive Assets

Loans                        7.78% $743,089  $298,271  $185,725 $ 130,275  $ 65,140  $ 294,933 $1,717,433 $1,713,771
Federal funds sold and
   interest bearing
   deposits                  2.17   220,528        --        --        --        --         --    220,528    220,528

Securities                   5.82   105,001    97,772    98,705    78,933   122,220     41,660    544,291    545,950
Interest Sensitive
  Liabilities
Savings and transaction
  deposits                   1.65   834,745        --        --        --        --         --    834,745    834,745

Time deposits                4.44   853,486   107,255     4,476     2,238        20         --    967,475  1,577,262

Short-term borrowings        1.93    52,091        --        --        --        --         --     52,091     52,091

Long-term borrowings         6.32     4,615     5,251     3,688     3,437     2,795      4,304     24,090     24,550

9.65% Capital Securities     9.79        --        --        --        --        --     25,000     25,000     25,930

Off Balance Sheet Items

Loan commitments                         --        --        --        --        --         --         --      2,715

Letter of credit                         --        --        --        --        --         --         --        156

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of BancFirst Corporation:

We have audited the accompanying consolidated balance sheets of BancFirst Corporation and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the three years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancFirst Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 25, 2002

                              BANCFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                  (Dollars in thousands, except per share data)

                                                                                             December 31,
                                                                                      --------------------------
                                                                                           2001          2000
                                                                                      ------------- ------------
ASSETS
Cash and due from banks                                                                $   152,577   $   162,455
Interest-bearing deposits with banks                                                        12,528           663
Federal funds sold                                                                         208,000        65,900
Securities (market value: $545,950 and $561,434 respectively)                              544,291       560,551
Loans:
  Total loans (net of unearned interest)                                                 1,717,433     1,666,338
  Allowance for loan losses                                                                (24,531)      (25,380)
                                                                                     ------------- -------------
         Loans, net                                                                      1,692,902     1,640,958
Premises and equipment, net                                                                 61,642        57,795
Other real estate owned                                                                      2,132         1,453
Intangible assets, net                                                                      22,149        25,156
Accrued interest receivable                                                                 22,012        27,288
Other assets                                                                                38,812        28,036
                                                                                     -------------  ------------
         Total assets                                                                  $ 2,757,045   $ 2,570,255
                                                                                     ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                                  $   599,108     $ 511,807
  Interest-bearing                                                                       1,802,220     1,755,590
                                                                                     ------------- -------------
         Total deposits                                                                  2,401,328     2,267,397
Short-term borrowings                                                                       52,091        37,292
Long-term borrowings                                                                        24,090        26,613
9.65% Capital Securities                                                                    25,000        25,000
Accrued interest payable                                                                     9,391        10,302
Other liabilities                                                                           19,837         6,693
Minority interest                                                                            2,140            --
                                                                                     ------------- -------------
         Total liabilities                                                               2,533,877     2,373,297
                                                                                     ------------- -------------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued and outstanding: 8,260,099 and
8,326,638, respectively)                                                                     8,260         8,327
  Capital surplus                                                                           57,412        56,169
  Retained earnings                                                                        148,306       130,932
  Accumulated other comprehensive income, net of income tax of
     $4,680 and $1,366, respectively                                                         9,190         1,530
                                                                                      ------------  ------------
         Total stockholders' equity                                                        223,168       196,958
                                                                                      ------------  ------------
         Total liabilities and stockholders' equity                                    $ 2,757,045   $ 2,570,255
                                                                                      ============  ============

See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                  (Dollars in thousands, except per share data)

                                                                                Year Ended December 31,
                                                                         -----------------------------------
                                                                           2001         2000         1999
                                                                         ---------    ---------    ---------
INTEREST INCOME
Loans, including fees                                                    $ 144,250    $ 145,356    $ 120,974
Securities:
  Taxable                                                                   29,513       33,018       30,964
  Tax-exempt                                                                 2,223        2,201        2,147
Federal funds sold                                                           6,266        1,714        5,247
Interest-bearing deposits with banks                                           391          100           52
                                                                         ---------    ---------    ---------
         Total interest income                                             182,643      182,389      159,384
                                                                         ---------    ---------    ---------
INTEREST EXPENSE
Deposits                                                                    72,009       73,974       60,840
Short-term borrowings                                                        1,632        1,898        1,628
Long-term borrowings                                                         1,623        1,735        1,234
9.65% Capital Securities                                                     2,447        2,447        2,447
                                                                         ---------    ---------    ---------
         Total interest expense                                             77,711       80,054       66,149
                                                                         ---------    ---------    ---------
Net interest income                                                        104,932      102,335       93,235
Provision for loan losses                                                    1,780        4,045        2,521
                                                                         ---------    ---------    ---------
         Net interest income after provision
           for loan losses                                                 103,152       98,290       90,714
                                                                         ---------    ---------    ---------
NONINTEREST INCOME
Trust revenue                                                                3,632        3,130        2,535
Service charges on deposits                                                 19,880       17,493       16,453
Securities transactions                                                        221           --          244
Income from sales of loans                                                     947        1,186        1,663
Other                                                                       12,228        8,093        7,812
                                                                         ---------    ---------    ---------
         Total noninterest income                                           36,908       29,902       28,707
                                                                         ---------    ---------    ---------
NONINTEREST EXPENSE
Salaries and employee benefits                                              54,513       49,208       45,764
Occupancy and fixed assets expense, net                                      5,815        5,768        5,082
Depreciation                                                                 5,342        5,186        4,884
Amortization                                                                 2,996        3,249        3,044
Data processing services                                                     2,240        2,505        2,150
Net (income) expense from other real estate owned                              153          400          164
Other                                                                       25,561       21,408       20,365
                                                                         ---------    ---------    ---------
         Total noninterest expense                                          96,620       87,724       81,453
                                                                         ---------    ---------    ---------
Income before taxes                                                         43,440       40,468       37,968
Income tax expense                                                         (15,479)     (14,251)     (14,019)
                                                                          ---------    ---------    ---------
         Net income                                                         27,961       26,217       23,949
Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities                                    8,110        5,038       (8,780)
  Reclassification adjustment for (gains) losses included in net
  income                                                                      (450)          --         (159)
                                                                         ---------    ---------    ---------
         Comprehensive income                                             $ 35,621     $ 31,255     $ 15,010
                                                                         =========    =========    =========
NET INCOME PER COMMON SHARE
Basic                                                                     $   3.38     $   3.22     $   2.79
                                                                         =========    =========    =========
Diluted                                                                   $   3.34     $   3.19     $   2.75
                                                                         =========    =========    =========


See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                                                            Year Ended December 31,
                                                    ------------------------------------------------------------------------
                                                             2001                    2000                     1999
                                                    ------------------------ ----------------------- -----------------------
                                                      Shares      Amount       Shares     Amount       Shares      Amount
                                                    ------------ ----------- ----------------------- ------------ ----------
COMMON STOCK
Issued at beginning of year                           8,326,638    $  8,327    8,112,170   $  8,112    9,291,929   $  9,292
Shares issued                                            52,980          53      322,847        323       82,299         82
Shares acquired and canceled                           (119,519)       (120)    (108,379)      (108)  (1,262,058)    (1,262)
                                                      ---------     -------    ---------    -------    ---------    -------
Issued at end of year                                 8,260,099    $  8,260    8,326,638   $  8,327    8,112,170   $  8,112
                                                      =========     =======    =========    =======    =========    =======

CAPITAL SURPLUS
Balance at beginning of year                                       $ 56,169                $ 46,766                $ 45,148
Common stock issued                                                   1,243                   9,403                   1,618
                                                                   --------                --------                --------
Balance at end of year                                              $57,412                $ 56,169                $ 46,766
                                                                   ========                ========                ========
RETAINED EARNINGS
Balance at beginning of year                                       $130,932                $113,344                $142,046
Net income                                                           27,961                  26,217                  23,949
Dividends on common stock ($0.72, $0.66,
and $0.58 per share, respectively)                                   (5,953)                 (5,378)                 (4,890)
Acquisition of entity under common control                              (52)                     --                      --
Common stock canceled                                                (4,582)                 (3,251)                (47,761)
                                                                   --------                --------                --------
Balance at end of year                                             $148,306                $130,932                $113,344
                                                                   ========                ========                ========
ACCUMULATED OTHER
  COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of year                                       $  1,530                $ (3,508)               $  5,431

Net change                                                            7,660                   5,038                  (8,939)
                                                                   --------                --------                --------
Balance at end of year                                             $  9,190                $  1,530                $ (3,508)
                                                                   ========                ========                ========

Total stockholders' equity                                         $223,168                $196,958                $164,714
                                                                   ========                ========                ========

See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                                           December 31,
                                                                                -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                               2001        2000        1999
                                                                                ----------- ----------- -----------
Net income                                                                       $  27,961   $  26,217    $  23,949
Adjustments to reconcile to net cash provided by operating activities:
  Provision for loan losses                                                          1,780       4,045        2,521
  Depreciation and amortization                                                      8,338       8,435        8,527
  Net amortization of securities premiums and discounts                               (450)         89          407
  Unrealized losses on other real estate owned                                         245         465           89
  (Increase) decrease in interest receivable                                         5,473      (4,660)        (437)
  Increase (decrease) in interest payable                                             (911)      1,362         (234)
  (Increase) decrease in deferred tax asset                                          1,464        (866)        (282)
  Other, net                                                                        (8,534)     (3,872)       5,237
                                                                                ----------  ----------  -----------
         Net cash provided by operating activities                                  35,366      31,215       29,303
                                                                                ----------  ----------  -----------
INVESTING ACTIVITIES
Net cash and due from banks provided by (used for) acquisitions and divestitures    (4,856)     (1,831)       4,158
Purchases of securities:
  Held for investment                                                               (3,557)    (29,232)     (36,583)
  Available for sale                                                              (164,715)    (38,460)    (113,123)
Maturities of securities:
  Held for investment                                                               23,977      21,285       54,842
  Available for sale                                                               146,036     114,963       96,240
Proceeds from sales and calls of securities:
  Held for investment                                                               17,750       2,889          806
  Available for sale                                                                20,131          --           --
Net (increase) decrease in federal funds sold                                     (142,100)    (11,134)     135,703
Purchases of loans                                                                 (25,383)     (2,527)     (15,113)
Proceeds from sales of loans                                                       136,378     138,181      146,398
Net other increase in loans                                                       (168,729)   (273,248)    (195,195)
Purchases of premises and equipment                                                (12,133)    (10,716)      (9,588)
Proceeds from the sale of other real estate owned and repossessed assets             4,616       4,780        2,905
Other, net                                                                           2,357       2,899        2,040
                                                                                ----------  ----------  -----------
         Net cash provided (used) for investing activities                        (170,228)    (82,151)      73,490
                                                                                ----------  ----------  -----------
FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits                119,437      76,174      (21,697)
Net increase (decrease) in certificates of deposits                                 14,494       3,362      (13,449)
Net increase (decrease) in short-term borrowings                                    14,799      15,201      (32,750)
Net increase (decrease) in long-term borrowings                                     (2,523)     (1,577)      13,426
Issuance of common stock                                                             1,297       1,225        1,700
Acquisition of common stock                                                         (4,702)     (3,359)     (49,023)
Cash dividends paid                                                                 (5,953)     (5,378)      (4,890)
                                                                                ----------  ----------  -----------
         Net cash provided (used) by financing activities                          136,849      85,648     (106,683)
                                                                                ----------  ----------  -----------
Net increase (decrease) in cash and due from banks                                   1,987      34,712       (3,890)
Cash and due from banks at the beginning of the year                               163,118     128,406      132,297
                                                                                ----------  ----------  -----------
Cash and due from banks at the end of the year                                   $ 165,105   $ 163,118    $ 128,406
                                                                                ==========  ==========  ===========
SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest                                           $  78,622   $  78,173    $  66,043
                                                                                ==========  ==========  ===========
Cash paid during the year for income taxes                                       $  14,049   $  15,806    $  12,996
                                                                                ==========  ==========  ===========

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

Basis of Presentation

         The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BFC Capital Trust I, Century Life Assurance Company, Council Oak Capital, Inc., Council Oak Partners, LLC, and BancFirst and its subsidiaries. The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibanc Insurance Agency, Inc., Lenders Collection Corporation, Express Financial Corporation, Mojave Asset Management Company, Desert Asset Management Company and Delamar Asset Management Limited Partnership. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts for 2000 and 1999 have been reclassified to conform to the 2001 presentation.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States inherently involves the use of estimates and assumptions, which affect the amounts reported in the financial statements and the related disclosures. These estimates relate principally to the determination of the allowance for loan losses, income taxes and the fair value of financial instruments. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported.

Securities

         The Company does not engage in securities trading activities. Any sales of securities are for the purpose of executing the Company's asset/liability management strategy, eliminating a perceived credit risk in a specific security, or providing liquidity. Securities that are being held for indefinite periods of time, or that may be sold as part of the Company's asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated market value. Unrealized gains or losses on securities available for sale are reported as a component of stockholders' equity, net of income tax. Securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method, unless such investments are considered permanently impaired, in which case they are adjusted to the lower of cost or market. Gains or losses from sales of securities are based upon the book values of the specific securities sold.

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

                              BANCFIRST CORPORATION

Allowance for Loan Losses

         The allowance for loan losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The provision for loan losses charged to operating expense is based on past loan loss experience and other factors that, in management's judgment, deserve current recognition in estimating loan losses. Such other factors considered by management include evaluations of known problem loans, levels of adversely classified and nonperforming loans, and general economic conditions.

         A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's impaired loans are collateral dependent. Accordingly, the amount of impairment is measured based upon the fair value of the underlying collateral and is included in the allowance for loan losses.

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

Other Real Estate Owned

         Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. These properties are carried at the lower of the book value of the related loan or fair market value based upon appraisals. Losses arising at the time of classification of such properties as other real estate owned are charged directly to the allowance for loan losses. Losses from declines in value of the properties subsequent to classification as other real estate owned are charged directly to operating expense.

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

         In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125". This Statement is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations". This Statement is effective for all business combinations initiated after June 30, 2001, and requires that all business combinations be accounted for using the purchase method. Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Statement 142 requires that, for fiscal years beginning after December 15, 2001, goodwill and other indefinite-lived intangible assets already recognized in an entity's financial statements no longer be amortized, and that goodwill and other indefinite-lived intangible assets acquired after June 30, 2001 not be amortized. Instead, goodwill and other indefinite-lived intangible assets will be tested at least annually for impairment by comparing the fair value of those assets with their recorded amounts. Any impairment losses will be reported in the entity's income statement. The adoption of Statement 142 will have a material effect on the consolidated financial statements of the Company by eliminating goodwill amortization from its income statement and from the calculations of net income per share. Excluding the effects of goodwill amortization, the Company's net income for the year ended December 31, 2001 would have been $30,028. Net income per diluted share for the year would have been $3.59. Management does not believe that the Company will recognize any impairment charges from the adoption of Statement 142.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement is effective for fiscal years beginning after December 15, 2001, and replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Asets to be Disposed Of" and also replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for disposals of segments of a business. Statement 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the ongoing operations of the entity. Since the provisions of this Statement are to be applied prospectively, the adoption of this new standard will not have a material effect on the Company's consolidated financial statements.

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

         In March 2000, BancFirst Corporation became a financial holding company under the Gramm-Leach-Bliley financial services modernization law. This will allow the Company to expand into new financial activities such as insurance sales and underwriting, securities underwriting and dealing, and merchant banking.

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

(3)      DUE FROM BANKS AND FEDERAL FUNDS SOLD

         The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. It also sells federal funds to certain of these institutions on an overnight basis. As a result, the Company had concentrations of credit risk in seven institutions totaling $190,000 at December 31, 2001 and in four institutions totaling $85,778 at December 31, 2000. These institutions are selected based on the strength of their financial condition and their creditworthiness. No collateral is required on such balances.

         The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or on deposit with the Federal Reserve Bank. The average amount of reserves maintained for each of the years ended December 31, 2001 and 2000 was approximately $10,000 and $23,002, respectively.

                              BANCFIRST CORPORATION

(4)      SECURITIES

         The table below summarizes securities held for investment and securities available for sale:

                                                                                 December 31,
                                                                             -------------------
                                                                                2001      2000
                                                                             --------   --------
Held for investment at cost (market value; $73,535 and
  $107,874, respectively)                                                    $ 71,876   $106,991
Available for sale, at market value                                           472,415    453,560
                                                                             --------   --------
         Total                                                               $544,291   $560,551
                                                                             ========   ========

         The table below summarizes the amortized cost and estimated market values of securities held for investment:

                                                        Gross       Gross       Estimated
                                          Amortized  Unrealized   Unrealized    Market
                                             Cost       Gains      Losses        Value
                                           --------    ------      -----      --------
December 31, 2001
U.S. Treasury                              $  1,788    $    4      $  (4)     $  1,788
Other federal agencies                        2,000        73         --         2,073
Mortgage backed securities                   24,536       719         (5)       25,250
States and political subdivisions            43,552     1,054       (182)       44,424
Other securities                                 --        --         --            --
                                           --------    ------      -----      --------
    Total                                  $ 71,876    $1,850      $(191)     $ 73,535
                                           ========    ======      =====      ========
December 31, 2000
U.S. Treasury                              $  3,796    $   --      $ (18)     $  3,778
Other federal agencies                       16,808       494         (5)       17,297
Mortgage backed securities                   38,829       380       (230)       38,979
States and political subdivisions            47,558       649       (387)       47,820
Other securities                                 --        --         --            --
                                           --------    ------      -----      --------
    Total                                  $106,991    $1,523      $(640)     $107,874
                                           ========    ======      =====      ========

                              BANCFIRST CORPORATION

         The table below summarizes the amortized cost and estimated market values of securities available for sale:

                                                    Gross       Gross       Estimated
                                      Amortized   Unrealized  Unrealized     Market
                                        Cost        Gains       Losses        Value
                                      --------     -------     -------      --------
December 31, 2001
U.S. Treasury                         $ 62,925     $ 1,705     $    --      $ 64,630
Other federal agencies                 346,795      10,538        (629)      356,704
Mortgage backed securities              32,105         908         (68)       32,945
States and political subdivisions        4,147         107          --         4,254
Other securities                        12,573       1,393         (84)       13,882
                                      --------     -------     -------      --------
         Total                        $458,545     $14,651     $  (781)     $472,415
                                      ========     =======     =======      ========
December 31, 2000
U.S. Treasury                         $147,018     $   469     $  (103)     $147,384
Other federal agencies                 246,471       1,891        (922)      247,440
Mortgage backed securities              38,210         376        (186)       38,400
States and political subdivisions        7,066          81          (3)        7,144
Other securities                        11,899       1,377         (84)       13,192
                                      --------     -------     -------      --------
         Total                        $450,664     $ 4,194     $(1,298)     $453,560
                                      ========     =======     =======      ========

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

                                                                 December 31,
                                              ----------------------------------------------------
                                                        2001                       2000
                                              -------------------------- -------------------------
                                                             Estimated                 Estimated
                                               Amortized      Market      Amortized     Market
                                                  Cost         Value        Cost         Value
                                              ------------- ------------ ------------ ------------
Held for Investment
Contractual maturity of debt securities:
  Within one year                             $ 15,763      $ 15,942      $ 13,158      $ 13,139
  After one year but within five years          35,300        36,365        45,983        46,103
  After five years but within ten years         16,135        16,504        40,414        41,141
  After ten years                                4,678         4,724         7,436         7,491
                                              --------      --------      --------      --------
         Total                                $ 71,876      $ 73,535      $106,991      $107,874
                                              ========      ========      ========      ========

Available for Sale
Contractual maturity of debt securities:
  Within one year                             $ 87,371      $ 89,238      $138,806      $138,643
  After one year but within five years         351,841       362,330       273,385       274,878
  After five years but within ten years          5,556         5,722        22,812        23,106
  After ten years                                1,603         1,658         3,762         3,741
                                              --------      --------      --------      --------
         Total debt securities                 446,371       458,948       438,765       440,368
Equity securities                               12,174        13,467        11,899        13,192
                                              --------      --------      --------      --------
         Total                                $458,545      $472,415      $450,664      $453,560
                                              ========      ========      ========      ========

                              BANCFIRST CORPORATION

         Sales of securities are summarized below:

                                   Year Ended December 31,
                               -----------------------------
                                 2001        2000       1999
                               -------      ------      ----
Proceeds                       $27,893      $  250      $468
Gross gains realized               693          --       244
Gross losses realized               --          --        --

         Securities having book values of $383,266, $405,991 and $463,025 at December 31, 2001, 2000 and 1999, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

 (5)     LOANS AND ALLOWANCE FOR LOAN LOSSES

         The following is a schedule of loans outstanding by category:

                                                December 31, 2001          December 31, 2000
                                          --------------------------   --------------------------
                                             Amount         Percent        Amount        Percent
                                          ------------    ----------   -------------   ----------
Commercial and industrial                 $  396,409          23.08%   $  394,534          23.68%
Agriculture                                   96,016           5.59        91,263           5.48
State and political subdivisions:
  Taxable                                        152           0.01            47           0.01
  Tax-exempt                                  17,602           1.02        17,232           1.03
Real Estate:
  Construction                                84,445           4.92        84,637           5.08
  Farmland                                    58,080           3.38        56,695           3.40
  One to four family residences              383,793          22.34       372,460          22.35
  Multifamily residential properties          15,906           0.93        19,869           1.19
  Commercial                                 358,363          20.87       322,759          19.37
Consumer                                     271,475          15.81       275,175          16.51
Other                                         35,192           2.05        31,667           1.90
                                          ----------         ------    ----------         ------
         Total loans                      $1,717,433         100.00%   $1,666,338         100.00%
                                          ==========         ======    ==========         ======

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

                              BANCFIRST CORPORATION

         Changes in the allowance for loan losses are summarized as follows:

                                               Year Ended December 31,
                                      --------------------------------------
                                         2001           2000           1999
                                      --------       --------       --------
Balance at beginning of year          $ 25,380       $ 22,548       $ 19,659
                                      --------       --------       --------
Charge-offs                             (3,657)        (4,377)        (3,101)
Recoveries                               1,028          1,686            969
                                      --------       --------       --------
         Net charge-offs                (2,629)        (2,691)        (2,132)
                                      --------       --------       --------
Provisions charged to operations         1,780          4,045          2,521
Additions from acquisitions                 --          1,478          2,500
                                      --------       --------       --------
         Total additions                 1,780          5,523          5,021
                                      --------       --------       --------
Balance at end of year                $ 24,531       $ 25,380       $ 22,548
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

                 Balance                                    Balance
 Year Ended    Beginning of                Collections/     End of
December 31,      Year        Additions    Terminations       Year
------------      ----        ---------    ------------       ----
    1999         $9,719       $1,616       $ (5,436)        $5,899
    2000         $5,899       $9,563       $ (5,859)        $9,603
    2001         $9,603       $8,136       $(10,248)        $7,491

         Below is a summary of impaired loans and the amounts included in the allowance for loan losses for impaired loans. No material amounts of interest income were collected on impaired loans for 2001 or 2000.

                                               Year Ended
                                             December 31,
                                          -------------------
                                           2001        2000
                                          ------      ------
Allowance for loss on impaired loans      $2,712      $2,499
Recorded balance of impaired loans         6,963       9,516

         Transfers from loans to other real estate owned and repossessed assets are noncash transactions, and are not included in the statement of cash flows. Such transfers totaled $5,359 and $5,418 for the years ended December 31, 2001 and 2000, respectively.

(6)    PREMISES AND EQUIPMENT

         The following is a summary of premises and equipment by classification:

                                              December 31,
                                       --------     --------
                                         2001         2000
                                       --------     --------
Land                                   $ 13,342     $ 12,923
Buildings                                60,187       56,440
Furniture, fixtures and equipment        35,832       33,976
Accumulated depreciation                (47,719)     (45,544)
                                       --------     --------
         Total                         $ 61,642     $ 57,795
                                       ========     ========

                              BANCFIRST CORPORATION

(7)      INTANGIBLE ASSETS

         The following is a summary of intangible assets, net of accumulated amortization:

                                                                  December 31,
                                                            --------------------
                                                              2001         2000
                                                            -------      -------

     Excess of cost over fair value of assets acquired      $20,235      $22,704
     Core deposit intangibles                                 1,912        2,448
     Trademarks                                                   2            4
                                                            -------      -------
              Total                                         $22,149      $25,156
                                                            =======      =======

 (8)     TIME DEPOSITS

         Certificates of deposit in denominations of $100 or more totaled $302,338 and $281,847 at December 31, 2001 and 2000, respectively. At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

2002                  $ 853,486
2003                    107,255
2004                      4,476
2005                      2,238
2006 and thereafter          20
                     ----------
         Total        $ 967,475
                     ==========

(9)      SHORT-TERM BORROWINGS

         The following is a summary of short-term borrowings:

                                                                 December 31,
                                                             ------------------
                                                               2001       2000
                                                             -------    -------
Federal funds purchased                                      $25,153    $ 8,066
Repurchase agreements                                         26,938     28,226
Notes payable                                                     --      1,000
                                                             -------    -------
         Total                                               $52,091    $37,292
                                                             =======    =======
Weighted average interest rate                                  1.93%      5.30%
                                                             =======    =======

         Federal funds purchased represents borrowings of overnight funds from other financial institutions.

         The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

         The notes payable represent short-term advances on a $12,000 revolving line of credit with another bank. Advances under the line of credit bear interest at one of three specified rates, at the option of the Company. Interest is due quarterly and at maturity, or at the end of various interest periods which may be selected by the Company. Any outstanding principal is due at the maturity of the note in October 2002. The note may be renewed annually.

                              BANCFIRST CORPORATION

(10)     LONG-TERM BORROWINGS

         The Company borrows under a line of credit from the Federal Home Loan Bank of Topeka, Kansas in order to match-fund certain long-term fixed rate loans. Such advances are at rates of from 4.86% to 7.87% and mature from 2003 through 2016. Interest payments on the advances are due monthly. Semiannual principal payments on the advances total $4,615 per year. Residential first mortgages and certain securities are pledged as collateral for the borrowings under the line of credit.

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

(12)     INCOME TAXES

         The components of the Company's income tax expense are as follows:

                                       Year Ended December 31,
                                   ---------------------------------
                                      2001       2000       1999
                                    ---------  ---------  ---------
 Current taxes: Federal             $ (14,230) $ (14,196) $ (12,748)

                State                    (902)      (684)    (1,735)
 Deferred taxes                          (347)       629        464
                                    ---------  ---------  ---------
      Total income taxes            $ (15,479) $ (14,251) $ (14,019)
                                    =========  =========  =========

         Income tax expense applicable to securities transactions approximated $131 and $86 for the years ended December 31, 2001 and 1999, respectively.

         A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes follows:

                                                                   Year Ended December 31,
                                                             ----------------------------------
                                                                2001       2000        1999
                                                              ---------  ---------   ---------
Tax expense at the federal statutory tax rate                 $ (15,204) $ (14,164)  $ (13,289)
(Increase) decrease in tax expense from:
  Tax-exempt income, net                                          1,219      1,132       1,033
  Excess cost amortization                                         (760)      (881)       (851)
  State tax expense, net of federal tax benefit                    (479)      (579)     (1,078)
  Other, net                                                       (255)       241         166
                                                              ---------  ---------   ---------
         Total tax expense                                    $ (15,479) $ (14,251)  $ (14,019)
                                                              =========  =========   =========

                              BANCFIRST CORPORATION

         The net deferred tax asset consisted of the following:

                                                                  December 31,
                                                             ------------------
                                                               2001       2000
                                                             -------    -------
Provision for loan losses                                    $ 7,763    $ 7,508
Discount on securities of banks acquired                         137        123
Write-downs of other real estate owned                            89         53
Net operating loss carryforwards                                  37         67
Deferred compensation                                            694        601
Other                                                            237        106
                                                             -------    -------
Gross deferred tax assets                                      8,957      8,458
                                                             -------    -------
Unrealized net gains on securities available for sale         (4,709)    (1,336)
Depreciation                                                  (2,129)    (2,453)
Leveraged Lease                                                 (858)        --
Other                                                           (937)      (339)
                                                             -------    -------
Gross deferred tax liabilities                                (8,633)    (4,158)
                                                             -------    -------
Net deferred tax asset                                       $   324    $ 4,300
                                                             =======    =======

(13)     EMPLOYEE BENEFITS

         In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the "ESOP") effective January 1, 1985. The ESOP covers all eligible employees, as defined in the ESOP, of the Company and its subsidiaries. The ESOP allows employees to defer up to 15% of their base salary, of which the Company may match 50%, but not to exceed 3% of their base salary. In addition, the Company may make discretionary contributions to the ESOP, as determined by the Company's Board of Directors. The aggregate amounts of contributions by the Company to the ESOP for the years ended December 31, 2001, 2000 and 1999, were approximately $2,076, $1,919 and $1,980, respectively.

         BancFirst Corporation also adopted a nonqualified incentive stock option plan (the "BancFirst ISOP") in May 1986. In 2001, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 1,100,000 and extend the term of the plan to December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2001 will become exercisable through the year 2008. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

         In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors' Stock Option Plan (the "BancFirst Directors' Stock Option Plan"). A total of 75,000 shares may be issued under the plan. Each non-employee director is granted an option for 5,000 shares. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2001 will become exercisable through the year 2005. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

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

                              BANCFIRST CORPORATION

                                                                           Year Ended December 31,
                                                   ----------------------------------------------------------------
                                                           2001                  2000                  1999
                                                   --------------------- ---------------------  -------------------
                                                                   Avg.                   Avg.                  Avg.
                                                    Options       Price     Options      Price     Options     Price
                                                   -----------  --------- -----------  --------- ----------  ---------
Outstanding at beginning of year                     539,312   $   27.25    531,192   $   26.23    494,125  $   21.73
Options granted                                       70,500       36.57     62,750       31.16    121,000      33.86
Options exercised                                    (47,437)      15.54    (34,297)      16.02    (70,933)      6.85
Options canceled                                      (5,000)      33.69    (20,333)      31.66    (13,000)     26.61
                                                     -------                -------                -------
Outstanding at end of year                           557,375       29.37    539,312       27.25    531,192      26.23
                                                     =======                =======                =======
Exercisable at end of year                           153,126       21.54    137,229       17.82    114,692      14.89
                                                     =======                =======                =======
Weighted average fair value of options granted       $ 14.40                $ 22.26                $ 14.24
                                                     =======                =======                =======


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

         A summary of options outstanding under the BancFirst ISOP and the BancFirst Directors' Stock Option Plan as of December 31, 2001 is as follows:

                       Options Outstanding                              Options Exercisable
------------------------------------------------------------------ -------------------------------
                                     Wgtd. Avg.
                                     Remaining
Range of Exercise      Number       Contractual      Wgtd. Avg.        Number        Wgtd. Avg.
      Prices        Outstanding    Life in Years   Exercise Price   Exercisable    Exercise Price
---------------------------------- --------------- --------------- --------------- ---------------
$  6.50 to $10.00       14,500           1.62          $ 8.62           14,500         $ 8.62
$12.88 to $18.63        54,375           3.74           15.57           48,125          15.36
$20.00 to $29.50       128,250          10.44           24.19           59,625          23.08
$30.50 to $40.00       360,250          12.57           32.03           30,876          34.22
                   ---------------                                 ---------------
$  6.50 to $40.00      557,375          10.94           29.37          153,126          21.54
                   ===============                                 ===============


         The pro forma effect as if the Company had adopted the cost recognition provisions of FAS 123 is as follows:

                                                                 Year Ended December 31,
                               ----------------------------------------------------------------------------------------------------
                                              2001                               2000                               1999
                               -------------------------------    -------------------------------     -----------------------------
                                     As                                  As                                As
                                  Reported         Pro Forma         Reported         Pro Forma        Reported          Pro Forma
                               --------------    -------------    --------------    -------------     --------------   -------------
APB 25 charge                   $       --        $       --        $       --        $       --        $       --        $       --
FAS 123 charge                          --               984                --               765                --               609
Net income                          27,961            26,977            26,217            25,452            23,949            23,340
Net income per share:
 Basic                          $     3.38        $     3.26        $     3.22        $     3.12        $     2.79        $     2.72
 Diluted                              3.34              3.22              3.19              3.09              2.75              2.68

         The effects of applying FAS 123 to the pro forma disclosure are not indicative of future results. FAS 123 does not apply to grants of options prior to 1995 and the Company anticipates making additional grants in the future.

                              BANCFIRST CORPORATION

         AmQuest Financial Corp. ("AmQuest"), which merged with the Company in 1998, had four stock option plans. These plans were assumed by the Company, but no new options will be issued under the plans. Pro forma disclosures, as if the cost recognition provision of FAS 123 had been applied, have not been presented for these plans since such disclosures would not result in material differences from the intrinsic value method. Three of the plans are qualified incentive stock option plans for employees (the "AmQuest Employees Stock Option Plans"). A total of 178,135 shares were authorized to be issued under the plans. These options became fully vested at the time of the merger and will expire at various dates through November 2006. A summary of the options granted under the AmQuest Employees Stock Option Plans is as follows:

                                                                       Year Ended December 31,
                                      ---------------------------------------------------------------------------------------
                                                  2001                           2000                         1999
                                      ---------------------------    --------------------------     -------------------------
                                                            Avg.                         Avg.                         Avg.
                                        Options            Price        Options         Price         Options        Price
                                      -----------       ---------    -----------      ---------     ----------      ---------
Outstanding at beginning of year         18,357         $   15.72       40,217        $   16.21       73,885        $   14.58
Options exercised                        (5,248)            15.95      (21,860)           16.62      (33,668)           12.64
Options canceled                         (1,584)            15.32           --            --              --            --
                                         ------                        -------                        ------
Outstanding at end of year               11,525             15.67       18,357            15.72       40,217            16.21
                                         ======                        =======                       =======


         A summary of options outstanding under the AmQuest Employees Stock Option Plans as of December 31, 2001 is as follows:

               Options Outstanding and Exercisable
------------------------------------------------------------------
                                     Wgtd. Avg.
                                     Remaining
Range of Exercise      Number       Contractual      Wgtd. Avg.
      Prices        Outstanding         Life       Exercise Price
---------------------------------- --------------- ---------------
$13.58 to $17.05       11,525           4.30          $15.67

         AmQuest's other stock option plan was for non-employee directors (the "AmQuest Directors' Stock Option Plan"). The AmQuest Directors Stock Option Plan was authorized to issue up to 118,755 shares and the options were fully exercisable when granted. A summary of the options granted under the AmQuest Directors Stock Option Plan is as follows:

                                                                     Year Ended December 31,
                                                ----------------------------------------------------------------
                                                        2001                  2000                  1999
                                                --------------------- ---------------------  -------------------
                                                              Avg.                  Avg.                 Avg.
                                                 Options     Price     Options     Price     Options    Price
                                                ----------- --------- ----------- --------- ---------- ---------
Outstanding at beginning of year                     6,023    $17.40       6,023    $17.40      8,719    $17.19
Options exercised                                     (238)    20.84          --        --     (2,696)    16.73
Options canceled                                        --        --          --        --         --        --
                                                ----------            ----------            ---------
Outstanding at end of year                           5,785     17.26       6,023     17.40      6,023     17.40
                                                ==========            ==========            =========

                              BANCFIRST CORPORATION

         A summary of options outstanding under the AmQuest Directors Stock Option Plan as of December 31, 2001 is as follows:

                        Options Outstanding and Exercisable
         ------------------------------------------------------------------
                                              Wgtd. Avg.
                                              Remaining
         Range of Exercise      Number       Contractual      Wgtd. Avg.
               Prices        Outstanding         Life       Exercise Price
         -----------------   -----------    ------------    ---------------

         $13.58 to $20.84        5,785            4.51          $17.26


         In May 1999, the Company adopted the BancFirst Corporation Directors' Deferred Stock Compensation Plan (the "Deferred Stock Compensation Plan"). Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company's stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. A total of 20,000 shares are authorized to be issued under the plan. A summary of the accumulated stock units is as follows:

                                        December 31,
                                   ----------------------
                                       2001        2000
                                   ---------- -----------
Accumulated stock units                7,328       4,291
Average price                        $ 33.59     $ 30.33

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

                  (c) Common stock: $1.00 par value; 15,000,000 shares authorized. At December 31, 2001 and 2000, there were 8,260,099 shares and 8,326,638 shares issued and outstanding, respectively.

         In June 1999, the Company completed a Dutch auction issuer tender offer and purchased 1,186,502 shares of its common stock at the maximum offer price of $38.00 per share. Cash on hand and two borrowings totaling $7,600 under a line of credit were used to fund the purchase of the stock.

                              BANCFIRST CORPORATION

         In November 1999, the Company adopted a Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 300,000 shares of the Company's common stock. In May 2001, the SRP was amended to increase the shares authorized to be purchased by 277,916 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company's Executive Committee. At December 31, 2001 there were 294,235 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

                                                    Year Ended
                                                   December 31,
                                            ---------------------------
                                                2001          2000
                                            -------------  ------------
Number of shares repurchased                     119,519       108,379
Average price of shares repurchased             $  39.34      $  30.99

         BancFirst Corporation's ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At December 31, 2001, approximately $35,644 of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

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


                                                                   December 31,
                                                          -------------------------------
                                             Minimum
                                             Required          2001            2000
                                          --------------- --------------- ---------------
Tier 1 capital
  BancFirst Corporation                                      $   216,832     $   195,273
  BancFirst                                                  $   188,526     $   164,846
Total capital
  BancFirst Corporation                                      $   241,862     $   217,708
  BancFirst                                                  $   213,160     $   186,004
Risk adjusted assets
  BancFirst Corporation                                      $ 1,955,789     $ 1,741,664
  BancFirst                                                  $ 1,923,731     $ 1,639,683
Leverage ratio                                3.00%
  BancFirst Corporation                                            7.93%           7.67%
  BancFirst                                                        6.97%           6.83%
Tier 1 capital ratio                          4.00%
  BancFirst Corporation                                           11.09%          11.21%
  BancFirst                                                        9.80%          10.05%
Total capital ratio                           8.00%
  BancFirst Corporation                                           12.37%          12.50%
  BancFirst                                                       11.08%          11.34%

                              BANCFIRST CORPORATION

         To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of December 31, 2001 and 2000, BancFirst was considered to be "well capitalized". There are no conditions or events since the most recent notification of BancFirst's capital category that management believes would change its category.

(15)     NET INCOME PER COMMON SHARE

         Basic and diluted net income per common share are calculated as follows:

                                                              Income           Shares       Per Share
                                                            (Numerator)    (Denominator)      Amount
                                                            -----------    -------------      ------
         Year Ended December 31, 2001
         Basic
         Income available to common stockholders              $  27,961         8,274,486      $  3.38
                                                                                               =======
         Effect of stock options                                     --            96,584
                                                              ---------         ---------
         Diluted
         Income available to common stockholders
           plus assumed exercises of stock options            $  27,961         8,371,070      $  3.34
                                                              =========         =========      =======

         Year Ended December 31, 2000
         Basic
         Income available to common stockholders              $  26,217         8,147,690      $  3.22
                                                                                               =======
         Effect of stock options                                     --            76,484
                                                              ---------         ---------
         Diluted
         Income available to common stockholders
           plus assumed exercises of stock options            $  26,217         8,224,174      $  3.19
                                                              =========         =========      =======

         Year Ended December 31, 1999
         Basic
         Income available to common stockholders              $  23,949         8,590,613      $  2.79
                                                                                               =======
         Effect of stock options                                     --           109,112
                                                              ---------         ---------
         Diluted
         Income available to common stockholders
           plus assumed exercises of stock options            $  23,949         8,699,725      $  2.75
                                                              =========         =========      =======


         Below is the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options' exercise prices were greater than the average market price of the common shares.

                                              Average
                                             Exercise
                               Shares          Price
                            -------------    ---------
   December 31, 2001              10,000      $  40.00
   December 31, 2000             251,540      $  33.84
   December 31, 1999             146,000      $  34.43

                              BANCFIRST CORPORATION

(16)     CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

                                  BALANCE SHEET

                                                                            December 31,
                                                                  -------------------------------
ASSETS                                                                2001                   2000
                                                                  --------               --------
Cash                                                              $  5,645               $  3,869
Securities                                                           2,150                  1,825
Loans (net of unearned interest)                                     3,100                     --
Investment in subsidiaries, at equity                              234,738                207,796
Intangible assets                                                    1,716                  2,216
Other assets                                                         3,032                  9,555
                                                                  --------               --------
         Total assets                                             $250,381               $225,261
                                                                  ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                 $  2,213               $  2,303
Notes payable                                                           --                  1,000
9.65% Capital Securities                                            25,000                 25,000
Stockholders' equity                                               223,168                196,958
                                                                  --------               --------
         Total liabilities and stockholders' equity               $250,381               $225,261
                                                                  ========               ========

                               STATEMENT OF INCOME
                                                                                                Year Ended December 31,
                                                                             -----------------------------------------------------
OPERATING INCOME                                                                 2001                   2000                  1999
                                                                             --------                -------               -------
Dividends from subsidiaries                                                  $  6,830                $12,815               $18,624
Interest:
  Loans                                                                           143                      4                   284
  Securities                                                                      257                    278                   279
  Interest-bearing deposits                                                        48                     49                   458
Other                                                                            (123)                    10                   164
                                                                             --------                -------               -------
         Total operating income                                                 7,155                 13,156                19,809
                                                                             --------                -------               -------
OPERATING EXPENSE
Interest                                                                        2,639                  2,516                 2,698
Amortization                                                                      501                  1,079                 1,079
Other                                                                             107                    385                    68
                                                                             --------                -------               -------
         Total operating expense                                                3,247                  3,980                 3,845
                                                                             --------                -------               -------
Income before income taxes and equity in
   undistributed earnings of subsidiaries                                       3,908                  9,176                15,964
Allocated income tax benefit                                                      821                    985                   785
                                                                             --------                -------               -------
Income before equity in undistributed earnings of subsidiaries                  4,729                 10,161                16,749
Equity in undistributed earnings of subsidiaries                               23,232                 16,056                 7,200
                                                                             --------                -------               -------
         Net income                                                          $ 27,961                $26,217               $23,949
                                                                             ========                =======               =======

                              BANCFIRST CORPORATION

                             STATEMENT OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                           ------------------------------------
                                                                              2001         2000          1999
                                                                           --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $ 27,961      $ 26,217      $ 23,949
Adjustments to reconcile to net cash provided by operating activities:
  Depreciation and amortization                                                 501         1,079         1,094
  Equity in undistributed earnings of subsidiaries                          (23,232)      (16,056)       (7,200)
  (Increase) decrease in dividends receivable                                 5,977        (4,066)         (719)
  Other, net                                                                    576         1,197          (325)
                                                                           --------      --------      --------
         Net cash provided by operating activities                           11,783         8,371        16,799
                                                                           --------      --------      --------
INVESTING ACTIVITIES
Purchases of stock of subsidiaries                                           (2,700)       (1,500)           --
Sale of stock of subsidiaries                                                12,059         8,215        13,757
Net cash used for acquisitions and mergers                                   (5,429)       (4,391)           --
Purchases of securities                                                        (903)         (125)       (2,550)
Proceeds from maturities of securities                                          425           850         2,000
Net other (increase) decrease in loans                                       (3,100)          802         2,641
Other, net                                                                       --            --          (168)
                                                                           --------      --------      --------
         Net cash provided by investing activities                              352         3,851        15,680
                                                                           --------      --------      --------
FINANCING ACTIVITIES
Issuance of common stock                                                      1,296         1,225         1,700
Net increase (decrease) in notes payable                                     (1,000)       (2,000)        3,000
Payment of long-term debt                                                        --        (1,798)           --
Acquisition of common stock                                                  (4,702)       (3,359)      (49,023)
Cash dividends paid                                                          (5,953)       (5,378)       (4,890)
                                                                           --------      --------      --------
         Net cash used by financing activities                              (10,359)      (11,310)      (49,213)
                                                                           --------      --------      --------
Net increase (decrease) in cash                                               1,776           912       (16,734)
Cash at the beginning of the year                                             3,869         2,957        19,691
                                                                           --------      --------      --------
Cash at the end of the year                                                $  5,645      $  3,869      $  2,957
                                                                           ========      ========      ========
SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest                                     $  2,655      $  2,431      $  2,698
                                                                           ========      ========      ========
Cash received during the year for income taxes, net                        $ (1,719)       $ (705)     $ (2,195)
                                                                           ========      ========      ========

                              BANCFIRST CORPORATION

(17)     RELATED PARTY TRANSACTIONS

         The Company purchases supplies, furniture and equipment from an affiliated company. During the years ended December 31, 2001, 2000 and 1999, such purchases totaled $148, $130 and $109, respectively.

         The Company also sells credit life and credit accident and health insurance policies for Century Life, which it acquired 75% of in 2001, and which is included in the Company's consolidated financial statements for 2001. The Company retains a 40% commission for such sales, which is the maximum amount permitted by law. Net premiums paid to Century Life for the years ended December 31, 2000 and 1999 and were $852 and $880, respectively.

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

                                 December 31,
                    -----------------------------------
                        2001         2000         1999
                    --------     --------     --------
Loan commitments    $411,380     $333,391     $309,777
Letters of credit     20,791       17,838       13,750

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

         The Company leases office space in thirteen buildings, three parcels of land on which it owns buildings, and ten ATM locations. These leases expire at various dates through 2064.

         The future minimum rental payments under these leases are as follows:

Year Ending December 31:
2002                      $  836
2003                         662
2004                         604
2005                         509
2006                         475
Later years                4,988
                          ------
Total                     $8,074
                          ======

         Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $818, $792 and $1,100 during 2001, 2000 and 1999, respectively.

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

Cash and Due From Banks; Federal Funds Sold and Interest-Bearing Deposits

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

                              BANCFIRST CORPORATION

         The estimated fair values of the Company's financial instruments are as follows:

                                                                                     December 31,
                                                                 ------------------------------------------------
                                                                          2001                    2000
                                                                 ------------------------------------------------
                                                                  Carrying       Fair      Carrying      Fair
                                                                   Amount        Value       Amount     Value
                                                                  ---------    ---------   ---------   ---------
FINANCIAL ASSETS
Cash and due from banks                                           $ 152,577    $ 152,577   $ 162,455   $ 162,455
Federal funds sold and interest-bearing deposits                    220,528      220,528      66,563      66,563
Securities                                                          544,291      545,950     560,551     561,434
Loans:
  Loans (net of unearned interest)                                1,717,433                1,666,338
  Allowance for loan losses                                         (24,531)                 (25,380)
                                                                  ---------                ---------
  Loans, net                                                      1,692,902    1,713,771   1,640,958   1,642,917
FINANCIAL LIABILITIES
Deposits                                                          2,401,328    2,412,007   2,267,397   2,268,529
Short-term borrowings                                                52,091       52,091      37,292      37,292
Long-term borrowings                                                 24,090       24,550      26,613      26,661
9.65% Capital Securities                                             25,000       25,930      25,000      22,125
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments                                                                   2,715                   2,200
Letters of credit                                                                    156                     134

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

                                                                   Other        Executive,
                                 Metropolitan    Community       Financial      Operations
                                   Banks           Banks         Services       & Support     Eliminations    Consolidated
                               --------------- -------------- --------------- --------------- -------------- ---------------
December 31, 2001
Net interest income (expense)     $ 30,496     $   71,473     $   6,526      $  (3,563)     $        --      $   104,932
Provision for loan losses               98            916           328            438               --            1,780
Noninterest income                   6,430         18,376         9,843         58,589          (56,330)          36,908
Depreciation and amortization        2,240          4,369           268          2,077             (616)           8,338
Other expenses                      21,056         44,928        11,871          9,573              854           88,282
                                  --------     ----------     ---------      ---------                       -----------
Income before taxes               $ 13,532     $   39,636     $   3,902      $  42,938          (56,568)     $    43,440
                                  ========     ==========     =========      =========                       ===========
Total Assets                      $837,372     $1,815,178     $ 140,501      $ 558,181         (594,187)     $ 2,757,045
                                  ========     ==========     =========      =========                       ===========
Capital expenditures              $  6,585     $    3,776     $     299      $   1,473               --      $    12,133
                                  ========     ==========     =========      =========                       ===========
December 31, 2000
Net interest income (expense)     $ 32,541     $   69,189     $   3,084      $  (2,479)     $        --      $   102,335
Provision for loan losses            3,070            878           186            (89)              --            4,045
Noninterest income                   5,787         16,035         6,484         46,103          (44,507)          29,902
Depreciation and amortization        2,199          3,798           180          2,258               --            8,435
Other expenses                      19,902         42,522         6,917          9,948               --           79,289
                                  --------     ----------     ---------      ---------                       -----------
Income before taxes               $ 13,157     $   38,026     $   2,285      $  31,507          (44,507)     $    40,468
                                  ========     ==========     =========      =========                       ===========
Total Assets                      $800,448     $1,765,678     $ 110,900      $ 432,973         (539,744)     $ 2,570,255
                                  ========     ==========     =========      =========                       ===========
Capital expenditures              $  2,723     $    6,519     $      81      $   1,393               --      $    10,716
                                  ========     ==========     =========      =========                       ===========
December 31, 1999
Net interest income (expense)     $ 23,462     $   68,044     $   4,655      $  (2,918)     $        (8)     $    93,235
Provision for loan losses              807          1,509           127             78               --            2,521
Noninterest income                   4,561         16,066         5,498         28,491          (25,909)          28,707
Depreciation and amortization        1,906          3,902           313          2,407               (1)           8,527
Other expenses                      15,133         41,756         6,884          9,291             (138)          72,926
                                  --------     ----------     ---------      ---------                       -----------
Income before taxes               $ 10,177     $   36,943     $   2,829      $  13,797          (25,778)     $    37,968
                                  ========     ==========     =========      =========
Total Assets                      $699,100     $1,644,878     $ 103,630      $  79,379         (191,180)     $ 2,335,807
                                  ========     ==========     =========      =========                       ===========
Capital expenditures              $  1,325     $    4,857     $     132      $   2,237               --      $     8,551
                                  ========     ==========     =========      =========                       ===========

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

(21)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         A summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 is as follows:

                                                            Quarter
                                            -----------------------------------------
2001                                         Fourth     Third     Second     First
----                                        --------- ---------- --------- ----------
Net interest income                          $26,083    $26,319   $26,390    $26,140
Provision for loan losses                        388        581       480        332
Noninterest income                             9,601      9,721     9,180      8,406
Noninterest expense                           24,474     24,786    24,198     23,161
Net income                                     6,895      6,880     7,035      7,151
Net income per common share:
  Basic                                         0.84       0.83      0.85       0.86
  Diluted                                       0.83       0.82      0.84       0.85

2000
----
Net interest income                          $26,512    $25,630   $25,529    $24,662
Provision for loan losses                        735        840     1,180      1,289
Noninterest income                             7,729      7,703     7,213      7,258
Noninterest expense                           23,416     22,021    21,301     20,987
Net income                                     6,720      6,956     6,383      6,157
Net income per common share:
  Basic                                         0.81       0.86      0.79       0.76
  Diluted                                       0.80       0.85      0.78       0.75

                                INDEX TO EXHIBITS
Exhibit
Number                               Name of Exhibit
------                               ---------------

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

Exhibit
Number                               Name of Exhibit
------                               ---------------

10.6 BancFirst Corporation Non-Employee Directors' Stock Option Plan (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.7 BancFirst Corporation Directors' Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.8 Stock Purchase Agreement dated November 14, 2000 among BancFirst Corporation, Pickard Limited Partnership and Century Life Assurance Company (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

21.1*    Subsidiaries of Registrant.

99.1 Stock Repurchase Program (filed as Exhibit 99.1 to the Company's Form 8-K dated November 18, 1999 and incorporated herein by reference).

99.2* Letter dated March 28, 2002 to Securities and Exchange Commission regarding representations from Arthur Andersen LLP.

      * Filed herewith.