Form 10-Q
period 2002-03-31
BANCFIRST CORP /OK/
filed 2002-05-15
CIK 760498

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the transition period from _________ to _________

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


            --------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)

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

    As of April 30, 2002 there were 8,121,041 shares of the registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                              BANCFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 March 31,
                                                                     -----------------------------------   December 31,
                                                                           2002              2001              2001
                                                                     ----------------- ----------------- -----------------
ASSETS
Cash and due from banks                                                   $   122,493       $   132,551         $ 152,577
Interest-bearing deposits with banks                                           12,692             3,336            12,528
Federal funds sold                                                            182,000           195,000           208,000
Securities (market value: $561,138, and $551,066, and $545,950,
  respectively)                                                               559,513           548,741           544,291
Loans:
  Total loans (net of unearned interest)                                    1,745,173         1,677,812         1,717,433
  Allowance for loan losses                                                   (24,058)          (25,321)          (24,531)
                                                                     ----------------- ----------------- -----------------
         Loans, net                                                         1,721,115         1,652,491         1,692,902
Premises and equipment, net                                                    62,395            57,981            61,642
Other real estate owned                                                         3,198             1,481             2,132
Intangible assets, net                                                          1,781             2,314             1,914
Goodwill                                                                       20,235            21,953            20,235
Accrued interest receivable                                                    22,778            26,158            22,012
Other assets                                                                   40,682            34,348            38,812
                                                                     ----------------- ----------------- -----------------
         Total assets                                                    $  2,748,882      $  2,676,354       $ 2,757,045
                                                                     ================= ================= =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                     $   570,369       $   521,296         $ 599,108
  Interest-bearing                                                          1,807,732         1,826,183         1,802,220
                                                                     ----------------- ----------------- -----------------
         Total deposits                                                     2,378,101         2,347,479         2,401,328
Short-term borrowings                                                          57,541            34,893            52,091
Long-term borrowings                                                           33,967            25,939            24,090
9.65% Capital Securities                                                       25,000            25,000            25,000
Accrued interest payable                                                        6,398             9,771             9,391
Other liabilities                                                              23,364            25,015            19,837
Minority interest                                                               2,140             1,895             2,140
                                                                     ----------------- ----------------- -----------------
         Total liabilities                                                  2,526,511         2,469,992         2,533,877
                                                                     ----------------- ----------------- -----------------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued: 8,157,741, 8,322,169 and
    8,260,099, respectively)                                                    8,158             8,322             8,260
  Capital surplus                                                              57,461            56,619            57,412
  Retained earnings                                                           151,086           135,341           148,306
  Accumulated other comprehensive income                                        5,666             6,080             9,190
                                                                     ----------------- ----------------- -----------------
         Total stockholders' equity                                           222,371           206,362           223,168
                                                                     ----------------- ----------------- -----------------
         Total liabilities and stockholders' equity                      $  2,748,882      $  2,676,354       $ 2,757,045
                                                                     ================= ================= =================

See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                  Three Months Ended
                                                                       March 31,
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------   ------------
INTEREST INCOME
Loans, including fees                                             $ 31,906       $ 38,201
Securities:
  Taxable                                                            7,059          7,692
  Tax-exempt                                                           505            606
Federal funds sold                                                     607          1,639
Interest-bearing deposits with banks                                    63             42
                                                              ------------  -------------
         Total interest income                                      40,140         48,180
                                                              ------------  -------------
INTEREST EXPENSE
Deposits                                                            12,174         20,558
Short-term borrowings                                                  161            462
Long-term borrowings                                                   434            408
9.65% Capital Securities                                               612            612
                                                              ------------  -------------
         Total interest expense                                     13,381         22,040
                                                              ------------  -------------
Net interest income                                                 26,759         26,140
Provision for loan losses                                              964            332
                                                              ------------  -------------
         Net interest income after provision
           for loan losses                                          25,795         25,808
                                                              ------------  -------------
NONINTEREST INCOME
Trust revenue                                                        1,059            958
Service charges on deposits                                          5,345          4,424
Securities transactions                                                 --             --
Income from sales of loans                                             221            189
Other                                                                3,404          2,835
                                                              ------------  -------------
         Total noninterest income                                   10,029          8,406
                                                              ------------  -------------
NONINTEREST EXPENSE
Salaries and employee benefits                                      13,905         13,064
Occupancy and fixed assets expense, net                              1,350          1,560
Depreciation                                                         1,254          1,265
Amortization of intangible assets                                      161            133
Amortization of goodwill                                                --            669
Data processing services                                               514            528
Net expense from other real estate owned                                64            (22)
Other                                                                6,381          5,964
                                                              ------------  -------------
         Total noninterest expense                                  23,629         23,161
                                                              ------------  -------------
Income before taxes                                                 12,195         11,053
Income tax expense                                                  (4,273)        (3,902)
                                                              ------------  -------------
         Net income                                                  7,922          7,151
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities                           (3,524)         4,550
                                                              ------------  -------------
         Comprehensive income                                     $  4,398       $ 11,701
                                                              ============  =============
NET INCOME PER COMMON SHARE
Basic                                                             $   0.97       $   0.86
                                                              ============  =============
Diluted                                                           $   0.96       $   0.85
                                                              ============  =============

See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                                -----------------------
                                                                                                   2002        2001
                                                                                                ----------- -----------
    CASH FLOWS FROM OPERATING ACTIVITIES                                                         $   9,661   $  14,306
                                                                                                ----------- -----------
    INVESTING ACTIVITIES
    Net cash and due from banks used for acquisitions and divestitures                                  --      (4,856)
    Purchases of securities:
      Held for investment                                                                           (1,353)     (2,113)
      Available for sale                                                                           (41,528)    (20,930)
    Maturities of securities:
      Held for investment                                                                            8,766       6,621
      Available for sale                                                                            13,600      43,007
    Proceeds from sales and calls of securities:
      Held for investment                                                                               10       3,331
      Available for sale                                                                                --          --
    Net (increase) decrease in federal funds sold                                                   26,000    (129,100)
    Purchases of loans                                                                              (5,578)       (648)
    Proceeds from sales of loans                                                                    25,977      29,098
    Net other increase in loans                                                                    (51,941)    (40,455)
    Purchases of premises and equipment                                                             (4,610)     (1,340)
    Proceeds from the sale of other real estate owned and repossessed assets                         1,528       1,061
    Other, net                                                                                       2,644          47
                                                                                                ----------- -----------
             Net cash used by investing activities                                                 (26,485)   (116,277)
                                                                                                ----------- -----------
    FINANCING ACTIVITIES
    Net increase in demand, transaction and savings deposits                                        17,240       8,802
    Net increase (decrease) in certificates of deposits                                            (40,467)     71,280
    Net increase (decrease) in short-term borrowings                                                 5,450      (2,399)
    Net increase (decrease) in long-term borrowings                                                  9,877        (674)
    Issuance of common stock                                                                            51         418
    Acquisition of common stock                                                                     (3,773)     (1,188)
    Cash dividends paid                                                                             (1,474)     (1,499)
                                                                                                ----------- -----------
             Net cash provided by financing activities                                             (13,096)     74,740
                                                                                                ----------- -----------
    Net decrease in cash and due from banks                                                        (29,920)    (27,231)
    Cash and due from banks at the beginning of the period                                         165,105     163,118
                                                                                                ----------- -----------
    Cash and due from banks at the end of the period                                             $ 135,185   $ 135,887
                                                                                                =========== ===========
    SUPPLEMENTAL DISCLOSURE
    Cash paid during the period for interest                                                     $  16,374   $  22,571
                                                                                                =========== ===========
    Cash paid during the period for income taxes                                                 $      --   $      --
                                                                                                =========== ===========

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

     The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2001, the date of the most recent annual report. Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles inherently involves the use of estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. Such estimates and assumptions may change over time and actual amounts may differ from those reported.

(2)  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations". This Statement is effective for all business combinations initiated after June 30, 2001, and requires that all business combinations be accounted for using the purchase method. Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Statement 142 requires that, for fiscal years beginning after December 15, 2001, goodwill and other indefinite-lived intangible assets already recognized in an entity's financial statements no longer be amortized, and that goodwill and other indefinite-lived intangible assets acquired after June 30, 2001 not be amortized. Instead, goodwill and other indefinite-lived intangible assets will be tested at least annually for impairment by comparing the fair value of those assets with their recorded amounts. Any impairment losses will be reported in the entity's income statement. The adoption of Statement 142 had a material effect on the consolidated financial statements of the Company by eliminating goodwill amortization from its income statement and from the calculations of net income per share. The Company did not recognize any impairment charges from the adoption of Statement 142. See note (7) for more information regarding intangible assets and goodwill.

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

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement is effective for fiscal years beginning after December 15, 2001, and replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and also replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for disposals of segments of a business. Statement 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the ongoing operations of the entity. Since the provisions of this Statement are to be applied prospectively, the adoption of this new standard did not have a material effect on the Company's consolidated financial statements.

(3)  RECENT DEVELOPMENTS; MERGERS, ACQUISITIONS AND DISPOSALS

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

(4)  SECURITIES

     The table below summarizes securities held for investment and securities available for sale.

                                                                March 31,
                                                          --------------------   December 31,
                                                           2002        2001          2001
                                                          --------    --------   -----------
Held for investment at cost (market value; $66,067,
 $102,827 and $73,535, respectively)                      $ 64,442    $100,502   $    71,876
Available for sale, at market value                        495,071     448,239       472,415
                                                          --------    --------   -----------
         Total                                            $559,513    $548,741   $   544,291
                                                          ========    ========   ===========

(5)  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a schedule of loans outstanding by category:

                                                           March 31,                              December 31
                                       -------------------------------------------------     ---------------------
                                                2002                        2001                      2001
                                       -----------------------     ---------------------     ---------------------
                                          Amount       Percent        Amount     Percent       Amount      Percent
                                       ----------      -------     ----------    -------     ----------    -------
Commercial and industrial              $  368,850        21.14%    $  396,525      23.63%    $  396,409      23.08%
Agriculture                                95,519         5.47         98,627       5.88         96,016       5.59
State and political subdivisions:
  Taxable                                     150         0.01             41       0.01            152       0.01
  Tax-exempt                               18,295         1.05         14,716       0.87         17,602       1.02
Real Estate:
  Construction                             96,931         5.55         80,683       4.81         84,445       4.92
  Farmland                                 62,059         3.56         58,887       3.51         58,080       3.38
  One to four family residences           387,018        22.17        374,551      22.32        383,793      22.34
  Multifamily residential properties       16,231         0.93         16,284       0.97         15,906       0.93
  Commercial                              381,872        21.88        330,709      19.71        358,363      20.87
Consumer                                  272,905        15.64        274,775      16.38        271,475      15.81
Other                                      45,343         2.60         32,014       1.91         35,192       2.05
                                       ----------      -------     ----------    -------     ----------    -------
         Total loans                   $1,745,173       100.00%    $1,677,812     100.00%    $1,717,433     100.00%
                                       ==========      =======     ==========    =======     ==========    =======

Loans held for sale (included above)      $ 7,462                    $  7,472                  $ 10,955
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

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        2002        2001
                                                      --------    --------
Balance at beginning of period                        $ 24,531    $ 25,380
                                                      --------    --------
Charge-offs                                             (1,711)       (643)
Recoveries                                                 274         252
                                                      --------    --------
         Net charge-offs                                (1,437)       (391)
                                                      --------    --------
Provisions charged to operations                           964         332
                                                      --------    --------
Balance at end of period                              $ 24,058    $ 25,321
                                                      ========    ========

      The net charge-offs by category are summarized as follows:

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        2002         2001
                                                      --------    --------
Commercial, financial and other                       $    667    $    137
Real estate - construction                                  15          --
Real estate - mortgage                                     263         (33)
Consumer                                                   492         287
                                                      --------    --------
          Total                                       $  1,437    $    391
                                                      ========    ========


(6)  NONPERFORMING AND RESTRUCTURED ASSETS

     Below is a summary of nonperforming and restructured assets:

                                                                         March 31,
                                                              -----------------------------       December 31,
                                                                 2002               2001              2001
                                                              ----------         ----------       ------------
Past due over 90 days and still accruing                      $    1,495         $    6,890       $      1,742
Nonaccrual                                                        13,193              9,515             10,225
Restructured                                                         694                591              1,348
                                                              ----------         ----------       ------------
         Total nonperforming and restructured loans               15,382             16,996             13,315
Other real estate owned and repossessed assets                     3,690              2,011              2,699
                                                              ----------         ----------       ------------
         Total nonperforming and restructured assets          $   19,072         $   19,007       $     16,014
                                                              ==========         ==========       ============
Nonperforming and restructured loans to total loans                 0.88%              1.01%              0.78%
                                                              ==========         ==========       ============
Nonperforming and restructured assets to total assets               0.69%              0.71%              0.58%
                                                              ==========         ==========       ============

(7)  INTANGIBLE ASSETS AND GOODWILL

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. All intangible assets and goodwill were reassessed and reviewed for impairment as of that date. No changes were made to the estimated useful lives of intangible assets and no impairment charges were recognized from the adoption of this statement.

     The following is a summary of intangible assets:

                                              March 31,
                          ----------------------------------------------       December 31,
                                    2002                    2001                   2001
                          ----------------------  ----------------------  ----------------------
                            Gross                   Gross                   Gross
                          Carrying   Accumulated  Carrying   Accumulated  Carrying   Accumulated
                           Amount   Amortization   Amount   Amortization   Amount   Amortization
                          --------  ------------  --------  ------------  --------  ------------
Core deposit intangibles  $ 4,552      $ 2,773     $ 4,552     $ 2,242     $ 4,552     $ 2,641
Trademarks                     20           18          20          16          20          17
                         --------      -------     -------     -------     -------     -------
         Total            $ 4,572      $ 2,791     $ 4,572     $ 2,258     $ 4,572     $ 2,658
                         ========      =======     =======     =======     =======     =======

     Amortization of intangible assets and estimated amortization of intangible assets are as follows:

            Amortization:
            Three months ended March 31, 2002           $  161
            Three months ended March 31, 2001              133
            Year ended December 31, 2001                   649

            Estimated Amortization:
            Year ended December 31,
              2002                                      $  600
              2003                                         511
              2004                                         310
              2005                                         292
              2006                                         255

     The following is a summary of goodwill:

                                                                 Other       Executive,
                                Metropolitan     Community     Financial     Operations      Elimin-      Consol-
                                   Banks           Banks        Services      & Support      ations       idated
                                ------------     ---------     ---------     ----------      -------      -------
Three Months Ended:
March 31, 2002
Balance at beginning and
  end of period                  $   7,144      $   12,561      $    --      $   1,713      $ (1,183)    $ 20,235
                                 =========      ==========      =========    =========      ========     ========

March 31, 2001
Balance at beginning of period   $   7,871      $   13,782      $    --      $   2,213      $ (1,170)    $ 22,696
Amortization                          (187)           (288)          --           (207)           13         (669)
Branch closing                          --             (74)          --             --            --          (74)
                                 ---------      ----------      ---------    ---------                   --------
Balance at end of period         $   7,684      $   13,420      $    --      $   2,006        (1,157)    $ 21,953
                                 =========      ==========      =========    =========                   ========

     A reconciliation of reported net income to adjusted net income, and the related per share amounts, is as follows:

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                      2002         2001
                                                   ---------- ---------
Net Income:
Reported net income                                  $ 7,922   $ 7,151
Goodwill amortization                                     --       606
Equity method goodwill amortization                       --         7
                                                   ---------- ---------
Adjusted net income                                  $ 7,992   $ 7,764
                                                   ========== =========
Net Income Per Common Share:
Basic
Reported net income                                  $  0.97   $  0.86
Goodwill amortization                                     --      0.07
Equity method goodwill amortization                       --        --
                                                   ---------- ---------
Adjusted net income                                  $  0.97   $  0.93
                                                   ========== =========
Diluted
Reported net income                                  $  0.96   $  0.85
Goodwill amortization                                     --      0.07
Equity method goodwill amortization                       --        --
                                                   ---------- ---------
Adjusted net income                                  $  0.96   $  0.92
                                                   ========== =========

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

                                            March 31,
                        Minimum    ----------------------------    December 31,
                       Required     2002               2001            2001
                       --------    ------------    ------------    ------------
Tier 1 capital                     $   219,678     $   201,014     $   216,832
Total capital                      $   244,318     $   224,194     $   241,862
Risk-adjusted assets               $ 1,994,323     $ 1,805,165     $ 1,955,789
Leverage ratio           3.00%            8.06%           7.58%           7.93%
Tier 1 capital ratio     4.00%           11.02%          11.14%          11.09%
Total capital ratio      8.00%           12.25%          12.42%          12.37%

     To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of March 31, 2002 and 2001, and December 31, 2001, BancFirst was considered to be "well capitalized". There are no conditions or events since the most recent notification of BancFirst's capital category that management believes would change its category.

(9)  STOCK REPURCHASE PLAN

     In November 1999, the Company adopted a new Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 300,000 shares of the Company's common stock. In May 2001, the SRP was amended to increase the shares authorized to be repurchased by 277,916 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company's Executive Committee. At March 31, 2002 there were 189,335 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

                                                  Three Months Ended
                                                       March 31,
                                               ------------------------
                                                  2002          2001
                                               ----------    ----------
     Number of shares repurchased                104,900        29,733
     Average price of shares repurchased       $   35.97     $   39.97

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

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2002         2001
                                                 ----------   -----------
     Unrealized gain (loss) during the period:
     Before-tax amount                           $  (5,203)   $    6,451
     Tax (expense) benefit                           1,679        (1,901)
                                                 ----------   -----------
     Net-of-tax amount                           $  (3,524)   $    4,550
                                                 ==========   ===========

     The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                    2002         2001
                                                 ----------   -----------
Unrealized gain (loss) on securities:
Beginning balance                                $    9,190   $     1,530
Current period change                                (3,524)        4,550
                                                 ----------   -----------
Ending balance                                   $    5,666   $     6,080
                                                 ==========   ===========

(11)  NET INCOME PER COMMON SHARE

      Basic and diluted net income per common share are calculated as follows:

                                             Income         Shares     Per Share
                                           (Numerator)  (Denominator)   Amount
                                           -----------  -------------  ---------
Three Months Ended March 31, 2002
---------------------------------
Basic
Income available to common stockholders     $   7,922     8,202,021     $  0.97
Effect of stock options                            --        83,329    =========
                                            ----------  ------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options   $   7,922     8,285,350     $  0.96
                                           ===========  =============  =========
Three Months Ended March 31, 2001
---------------------------------
Basic
Income available to common stockholders     $   7,151     8,322,035     $  0.86
Effect of stock options                            --       108,206    =========
                                            ----------  ------------
Diluted
Income available to common stockholders
  plus assumed exercises of stock options   $   7,151     8,430,241     $  0.85
                                           ===========  =============  =========

     Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options' exercise prices were greater than the average market price of the common shares.

                                                                Average
                                                                Exercise
                                                      Shares     Price
                                                     --------  ----------
      Three Months Ended March 31, 2002               54,779    $  38.35
      Three Months Ended March 31, 2001               10,000    $  40.00

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

                                                          Other     Executive,
                           Metropolitan    Community    Financial   Operations   Elimin-      Consol-
                              Banks          Banks      Services    & Support     ations       idated
                           ------------   ----------    ---------   ----------  ----------   ----------
Three Months Ended:
 March 31, 2002
 Net interest income
   (expense)                  $  7,343    $   18,331    $   1,810    $   (725)  $      --    $   26,759
 Noninterest income              1,789         4,991        2,900      14,944     (14,595)       10,029
 Income before taxes             3,271        10,608        1,371      11,597     (14,652)       12,195
 March 31, 2001
 Net interest income
   (expense)                  $  7,932    $   17,754    $   1,262    $   (808)  $      --    $   26,140
 Noninterest income              1,375         4,356        2,234      15,105     (14,664)        8,406
 Income before taxes             3,777         9,666        1,089      11,237     (14,716)       11,053

 Total Assets:
    March 31, 2002            $851,971    $1,796,606    $ 154,277    $546,861   $(600,833)   $2,748,882
    March 31, 2001            $796,349    $1,819,891    $ 143,141    $473,061   $(556,088)   $2,676,354

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              BANCFIRST CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

     Net income for the first quarter ended March 31, 2002 was $7.92 million, compared to $7.15 million for the first quarter of 2001. Diluted net income per share was $0.96, compared to $0.85 for the first quarter of 2001. The 2002 net income reflects the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of goodwill. Comparable net income for the first quarter of 2001, excluding the amortization of goodwill, was $7.76 million, or $0.92 per diluted share.

     Total assets at March 31, 2002 was $2.75 billion, down $8.16 million from December 31, 2001 and up $72.5 million from March 31, 2001. Stockholders' equity was $222 million at March 31, 2002, down $797,000 from December 31, 2001, and up $16 million compared to March 31, 2001.

RESULTS OF OPERATIONS

     Net interest income increased $619,000 compared to the first quarter of 2001 due to growth in net earning assets. Average net earning assets increased $89.2 million from the first quarter of 2001. Net interest margin for the first quarter of 2002 decreased to 4.43% from 4.59% for the first quarter of 2001. The lower net interest margin in 2002 is the product of falling interest rates throughout 2001, and a relatively flat yield curve.

     The Company provided $964,000 for loan losses in the first quarter of 2002, compared to $332,000 for the same period of 2001. The higher provisions in 2002 were due to loan growth, increases in classified and nonperforming loans, and higher net charge-offs. Net loan charge-offs were $1.44 million for the first quarter of 2002, compared to $391,000 million for the first quarter of 2001. The net charge-offs represent annualized rates of only 0.33% and 0.10% of average total loans for the first quarter of 2002 and 2001, respectively.

     Noninterest income increased $1.62 million, or 19.3%, compared to the first quarter of 2001. This increase was the result of growth in deposits and service charges, and growth in revenues from trust, cash management, and other services. Noninterest expense increased $468,000, or 2.02%, compared to the first quarter of 2001. Increases in salaries and employee benefits and other operating expenses were partially offset by a decrease in occupancy expenses and the elimination of goodwill amortization. Income tax expense increased $371,000 compared to the first quarter of 2001 due to higher income in 2002. The effective tax rate on income before taxes was 35.03%, down from 35.30% in the first quarter of 2001.

FINANCIAL POSITION

     Cash and due from banks, interest-bearing deposits with banks, and federal funds sold decreased a combined total of $55.9 million from December 31, 2001 and $13.7 million from March 31, 2001. These decreases were mainly due to growth in securities and loans.

     Total securities increased $15.2 million compared to December 31, 2001 and $10.8 million compared to March 31, 2001. The size of the Company's securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale was $5.67 million at the end of the first quarter of 2002, compared to a gain of $9.19 million at December 31, 2001 and a gain of $6.08 million at March 31, 2001. The average taxable equivalent yield on the securities portfolio for the first quarter decreased to 5.69% from 6.33% for the same quarter of 2001.

     Total loans increased $27.7 million from December 31, 2001 and $67.4 million from March 31, 2001, due to internal growth. The allowance for loan losses decreased $473,000 from year-end 2001 and $1.26 million from the first quarter of 2001. The allowance as a percentage of total loans was 1.38%, 1.43% and 1.51% at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. The allowance to nonperforming and restructured loans at the same dates was 156.40%, 184.24% and 148.98%, respectively.

      Nonperforming and restructured loans totaled $15.4 million at March 31, 2002, compared to $13.3 million at December 31,

2001 and $17 million at March 31, 2001. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.88%, 0.78% and 1.01%, respectively. It is reasonable to expect nonperforming loans and loan losses to rise over time to historical norms as a result of economic and credit cycles.

     Total deposits decreased $23.2 million compared to December 31, 2001, and increased $30.6 million compared to March 31, 2001. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 12.28% of total deposits at March 31, 2002.

     Short-term borrowings increased $5.45 million from December 31, 2001, and $22.6 million from March 31, 2001. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

     Long-term borrowings increased $9.88 million from year-end 2001 and $8.03 million from the first quarter of 2001. The Company uses these borrowings from the Federal Home Loan Bank primarily to match-fund long-term fixed-rate loans.

     Stockholders' equity decreased to $222 million from $223 million at year-end 2001 due to a decrease in the unrealized gain on securities. Compared to March 31, 2001, stockholders' equity increased $16 million. Average stockholders' equity to average assets for the first three months of 2002 was 8.25%, compared to 7.64% for the first three months of 2001. The Company's leverage ratio and total risk-based capital ratio were 8.06% and 12.25%, respectively, at March 31, 2002, well in excess of the regulatory minimums.

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

                              BANCFIRST CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                              Three Months Ended
                                                                   March 31,
                                                           ------------------------
                                                              2002          2001
                                                           ----------    ----------
Per Common Share Data
Net income - basic                                         $     0.97    $     0.86
Net income - diluted                                             0.96          0.85
Cash dividends                                                   0.18          0.18
Performance Data
Return on average assets                                         1.18%         1.11%
Return on average stockholders' equity                          14.26         14.54
Cash dividend payout ratio                                      18.56         20.93
Net interest spread                                              3.79          3.65
Net interest margin                                              4.43          4.59
Efficiency ratio                                                64.23         67.04

                                                                               March 31,
                                                                         ------------------------      December 31,
                                                                            2002           2001            2001
                                                                         ----------     ----------     -----------
Balance Sheet Data
Book value per share                                                     $    27.17     $    24.80      $    27.02
Tangible book value per share                                                 24.48          21.88           24.34
Average loans to deposits (year-to-date)                                      73.29%         72.83%          72.12%
Average earning assets to total assets (year-to-date)                         90.38          90.00           90.11
Average stockholders' equity to average assets (year-to-date)                  8.25           7.64            7.86
Asset Quality Ratios
Nonperforming and restructured loans to total loans                            0.88%          1.01%           0.78%
Nonperforming and restructured assets to total assets                          0.69           0.71            0.58
Allowance for loan losses to total loans                                       1.38           1.51            1.43
Allowance for loan losses to nonperforming and restructured loans            156.40         148.98          184.24

                              BANCFIRST CORPORATION
        CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES
                                   (Unaudited)
                 Taxable Equivalent Basis (Dollars in thousands)

                                                 Three Months Ended March 31,
                                --------------------------------------------------------------
                                            2002                             2001
                                ------------------------------   -----------------------------
                                            Interest  Average               Interest   Average
                                 Average    Income/   Yield/      Average   Income/    Yield/
                                 Balance    Expense    Rate       Balance   Expense     Rate
                                ----------  -------   -------   ----------  --------   -------
ASSETS
Earning assets:
  Loans (1)                     $1,747,340  $31,874      7.40%  $1,670,297   $38,338      9.31%
  Investments - taxable            512,446    7,059      5.59      499,962     7,692      6.24
  Investments - tax exempt          45,757      777      6.89       52,990       932      7.13
  Federal funds sold               163,918      670      1.66      125,978     1,681      5.41
                                ----------  -------             ----------   -------
     Total earning assets        2,469,461   40,380      6.63    2,349,227    48,643      8.40
                                ----------  -------             ----------   -------

Nonearning assets:
  Cash and due from banks          140,962                         142,330
  Interest receivable and other
    assets                         146,025                         144,191
  Allowance for loan losses        (24,145)                        (25,405)
                                ----------                      ----------
     Total nonearning assets       262,842                         261,116
                                ----------                      ----------
     Total assets               $2,732,303                      $2,610,343
                                ==========                      ==========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Transaction deposits           $ 368,605      850      0.94%   $ 341,306     1,777      2.11%
  Savings deposits                 505,572    2,600      2.09      462,289     4,248      3.73
  Time deposits                    947,045    8,724      3.74      993,634    14,533      5.93
  Short-term borrowings             38,919      161      1.68       34,359       462      5.45
  Long-term borrowings              28,556      434      6.16       26,115       408      6.34
  9.65% Capital Securities          25,000      612      9.93       25,000       612      9.93
                                ----------  -------             ----------   -------
     Total interest-bearing
       liabilities               1,913,697   13,381      2.84    1,882,703    22,040      4.75
                                ----------  -------             ----------   -------

Interest-free funds:
  Noninterest-bearing deposits     562,803                         496,302
  Interest payable and other
     liabilities                    30,493                          31,920

  Stockholders' equity             225,310                         199,418
                                ----------                      ----------
     Total interest free funds     818,606                         727,640
                                ----------                      ----------
     Total liabilities
       and stockholders' equity $2,732,303                      $2,610,343
                                ==========                      ==========
Net interest income                         $26,999                          $26,603
                                            =======                          =======
Net interest spread                                      3.79%                            3.65%
                                                      =======                          =======
Net interest margin                                      4.43%                            4.59%
                                                      =======                          =======

(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     There have been no significant changes in the Registrants disclosures regarding market risk since December 31, 2001, the date of its annual report to stockholders.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits


  Exhibit
  Number                               Exhibit
 -------- ----------------------------------------------------------------------

     3.1  Second Amended and Restated Certificate of Incorporation (filed as
          Exhibit 1 to the Company's Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

     3.2 Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company's 3.2 Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

     3.3 Amended By-Laws (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the 3.3 fiscal year ended December 31, 1992 and incorporated herein by reference).

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

--------------------------------------------------------------------------------

     (b) A report on Form 8-K dated February 28, 2002 was filed by the Company to disclose certain financial information under Item 9. Regulation FD Disclosure.

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




Date  May 15, 2002                        /s/ Randy P. Foraker
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