Form 10-Q
period 2002-06-30
BANCFIRST CORP /OK/
filed 2002-08-14
CIK 760498

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to __________________

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

             __________________________________________________________
                 (Former name, former address and former fiscal
                       year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No _____.
                                              -----
       As of July 31, 2002 there were 8,104,710 shares of the registrant's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                              BANCFIRST CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                             (Dollars in thousands)

                                                                              June 30,               December 31,
                                                                     -----------------------------
                                                                         2002            2001           2001
                                                                     ------------    ------------    -----------
ASSETS
Cash and due from banks                                              $    143,488    $    146,410    $   152,577
Interest-bearing deposits with banks                                        5,271           1,560         12,528
Federal funds sold                                                        112,000         174,000        208,000
Securities (market value: $569,679, and $553,191, and $545,950,
  respectively)                                                           567,466         551,085        544,291
Loans:
  Total loans (net of unearned interest)                                1,761,158       1,670,877      1,717,433
  Allowance for loan losses                                               (24,730)        (24,998)       (24,531)
                                                                     ------------    ------------    -----------
         Loans, net                                                     1,736,428       1,645,879      1,692,902
Premises and equipment, net                                                61,832          60,308         61,642
Other real estate owned                                                     3,322           2,076          2,132
Intangible assets, net                                                     21,897          23,561         22,149
Accrued interest receivable                                                23,212          26,953         22,012
Other assets                                                               38,515          35,297         38,812
                                                                     ------------    ------------    -----------
         Total assets                                                $  2,713,431    $  2,667,129    $ 2,757,045
                                                                     ============    ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest-bearing                                                 $   565,617    $    511,745    $   599,108
  Interest-bearing                                                      1,801,916       1,823,267      1,802,220
                                                                     ------------    ------------    -----------
         Total deposits                                                 2,367,533       2,335,012      2,401,328
Short-term borrowings                                                      28,941          38,219         52,091
Long-term borrowings                                                       32,705          26,523         24,090
9.65% Capital Securities                                                   25,000          25,000         25,000
Accrued interest payable                                                    6,420          10,632          9,391
Other liabilities                                                          19,306          20,960         19,837
Minority interest                                                           2,187           1,925          2,140
                                                                     ------------    ------------    -----------
         Total liabilities                                              2,482,092       2,458,271      2,533,877
                                                                     ------------    ------------    -----------
Commitments and contingent liabilities
Stockholders' equity:
  Common stock, $1.00 par (shares issued: 8,101,504, 8,242,665 and
    8,260,099, respectively)                                                8,100           8,243          8,260
  Capital surplus                                                          57,752          56,827         57,412
  Retained earnings                                                       154,873         137,421        148,306
  Accumulated other comprehensive income                                   10,614           6,367          9,190
                                                                     ------------    ------------    -----------
         Total stockholders' equity                                       231,339         208,858        223,168
                                                                     ------------    ------------    -----------
         Total liabilities and stockholders' equity                  $  2,713,431    $  2,667,129    $ 2,757,045
                                                                     ============    ============    ===========

See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                Three Months Ended        Six Months Ended
                                                                     June 30,                   June 30,
                                                              ---------------------     ---------------------
                                                                2002         2001          2002        2001
                                                              --------     --------     --------     --------
INTEREST INCOME
Loans, including fees                                         $ 31,298     $ 37,030     $ 63,204     $ 75,231
Securities:
  Taxable                                                        6,925        7,522       13,983       15,214
  Tax-exempt                                                       488          565          993        1,172
Federal funds sold                                                 645        2,237        1,252        3,875
Interest-bearing deposits with banks                                47           62          110          104
                                                              --------     --------     --------- ------------
         Total interest income                                  39,403       47,416       79,542       95,596
                                                              --------     --------     --------- ------------
INTEREST EXPENSE
Deposits                                                        11,014       19,550       23,188       40,109
Short-term borrowings                                              181          450          342          912
Long-term borrowings                                               495          415          929          822
9.65% Capital Securities                                           611          611        1,223        1,223
                                                              --------     -------      --------     --------
         Total interest expense                                 12,301       21,026       25,682       43,066
                                                              --------     --------     --------     --------
Net interest income                                             27,102       26,390       53,860       52,530
Provision for loan losses                                        1,396          480        2,359          812
                                                              --------     --------     --------     --------
         Net interest income after provision
           for loan losses                                      25,706       25,910       51,501       51,718
                                                              --------     --------     --------     --------
NONINTEREST INCOME
Trust revenue                                                    1,040          801        2,099        1,759
Service charges on deposits                                      6,541        4,967       11,886        9,391
Securities transactions                                             --           13           --           12
Income from sales of loans                                         294          155          515          344
Other                                                            3,544        3,244        6,948        6,080
                                                              --------     --------     --------     --------
         Total noninterest income                               11,419        9,180       21,448       17,586
                                                              --------     --------     --------     --------
NONINTEREST EXPENSE
Salaries and employee benefits                                  14,151       13,721       28,056       26,785
Occupancy and fixed assets expense, net                          1,332        1,365        2,682        2,925
Depreciation                                                     1,323        1,300        2,578        2,565
Amortization of intangible assets                                  146          133          307          266
Amortization of goodwill                                            --          560           --        1,229
Data processing services                                           527          523        1,040        1,050
Net expense from other real estate owned                           177          155          242          133
Other                                                            7,123        6,441       13,504       12,406
                                                              --------     --------     --------     --------
         Total noninterest expense                              24,779       24,198       48,409       47,359
                                                              --------     --------     --------     --------
Income before taxes                                             12,346       10,892       24,540       21,945
Income tax expense                                              (3,960)      (3,857)      (8,232)      (7,759)
                                                              --------     --------     --------     --------
         Net income                                              8,386        7,035       16,308       14,186
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities                        4,948          287        1,424        4,837
                                                              --------     --------     --------     --------
         Comprehensive income                                 $ 13,334     $  7,322     $ 17,732     $ 19,023
                                                              ========     ========     ========     ========
NET INCOME PER COMMON SHARE
Basic                                                         $   1.03     $   0.85     $   2.00     $   1.71
                                                              ========     ========     ========     ========
Diluted                                                       $   1.02     $   0.84     $   1.97     $   1.69
                                                              ========     ========     ========     ========

See accompanying notes to consolidated financial statements.

                              BANCFIRST CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                              -----------------------
                                                                                 2002        2001
                                                                              ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                           $  17,297   $  18,513
                                                                              ----------  -----------
INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions and divestitures                     -      (4,856)
Purchases of securities:
  Held for investment                                                             (2,768)     (1,913)
  Available for sale                                                             (77,863)    (93,068)
Maturities of securities:
  Held for investment                                                             12,820      11,606
  Available for sale                                                              46,196      83,137
Proceeds from sales and calls of securities:
  Held for investment                                                                280       8,806
  Available for sale                                                                 219      20,080
Net (increase) decrease in federal funds sold                                     96,000    (108,100)
Purchases of loans                                                               (10,217)       (326)
Proceeds from sales of loans                                                      55,942      60,969
Net other increase in loans                                                      (94,374)    (68,612)
Purchases of premises and equipment                                               (5,463)     (5,887)
Proceeds from the sale of other real estate owned and repossessed assets           1,973       2,308
Other, net                                                                         1,504         814
                                                                              ----------  ----------
         Net cash provided (used) by investing activities                         24,249     (95,042)
                                                                              ----------  ----------
FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits               33,110      (9,125)
Net increase (decrease) in certificates of deposits                              (66,905)     76,740
Net increase (decrease) in short-term borrowings                                 (23,150)        927
Net increase (decrease) in long-term borrowings                                    8,615         (90)
Issuance of common stock                                                             356         694
Acquisition of common stock                                                       (6,824)     (4,702)
Cash dividends paid                                                               (3,094)     (3,063)
                                                                              ----------  ----------
         Net cash provided by financing activities                               (57,892)     61,381
                                                                              ----------  ----------
Net decrease in cash and due from banks                                          (16,346)    (15,148)
Cash and due from banks at the beginning of the period                           165,105     163,118
                                                                              ----------  ----------
Cash and due from banks at the end of the period                               $ 148,759   $ 147,970
                                                                              ==========  ==========
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest                                       $  28,653   $  42,736
                                                                              ==========  ==========
Cash paid during the period for income taxes                                   $   8,102   $   7,743
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

(4)SECURITIES

      The table below summarizes securities held for investment and securities available for sale.

                                                                          June 30,          December 31,
                                                                    ----------------------
                                                                       2002        2001          2001
                                                                    ---------- -----------   -----------
           Held for investment at cost (market value; $63,673
           $92,834 and $73,535, respectively)                        $ 61,460    $ 90,728      $ 71,876
           Available for sale, at market value                        506,006     460,357       472,415
                                                                    ---------- -----------   -----------
                    Total                                            $567,466    $551,085      $544,291
                                                                    ========== ===========   ===========

(5)   LOANS AND ALLOWANCE FOR LOAN LOSSES

      The following is a schedule of loans outstanding by category:

                                                          June 30,                               December 31
                                     ----------------------------------------------------   -----------------------
                                               2002                        2001                      2001
                                     -------------------------    -----------------------   -----------------------
                                        Amount       Percent         Amount      Percent       Amount      Percent
                                     ------------  -----------    -----------   ---------   -----------  ----------
Commercial and industrial              $  360,181        20.45%    $  383,475      22.95%    $  396,409      23.08%
Agriculture                                85,285         4.84         84,446       5.05         96,016       5.59
State and political subdivisions:
  Taxable                                     148         0.01             36         --            152       0.01
  Tax-exempt                               18,479         1.05         19,507       1.17         17,602       1.02
Real Estate:
  Construction                            114,929         6.53         84,389       5.05         84,445       4.92
  Farmland                                 62,010         3.52         59,580       3.57         58,080       3.38
  One to four family residences           394,768        22.42        376,594      22.54        383,793      22.34
  Multifamily residential properties       16,418         0.93         15,630       0.94         15,906       0.93
  Commercial                              393,452        22.34        330,912      19.80        358,363      20.87
Consumer                                  266,692        15.14        275,759      16.50        271,475      15.81
Other                                      48,796         2.77         40,549       2.43         35,192       2.05
                                     ------------  -----------    -----------   --------    -----------  ---------
         Total loans                   $1,761,158       100.00%    $1,670,877     100.00%    $1,717,433     100.00%
                                     ============  ===========    ===========   ========    ===========  =========

Loans held for sale (included above)   $    7,283                  $    8,782                $   10,955
                                     ============                 ===========               ===========

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

      Changes in the allowance for loan losses are summarized as follows:

                                                            Three Months Ended      Six Months Ended June
                                                                   June 30,                    30,
                                                            -----------------------  ------------------------
                                                                2002         2001        2002        2001
                                                            -----------  ----------  ----------  ------------
         Balance at beginning of period                        $ 24,058    $ 25,321    $ 24,531     $ 25,380
                                                            -----------  ----------  ----------  -----------
         Charge-offs                                             (1,031)       (988)     (2,741)      (1,631)
         Recoveries                                                 307         185         581          437
                                                            -----------  ----------  ----------  -----------
                  Net charge-offs                                  (724)       (803)     (2,160)      (1,194)
                                                            -----------  ----------  ----------  -----------
         Provisions charged to operations                         1,396         480       2,359          812
                                                            -----------  ----------  ----------  -----------
         Balance at end of period                              $ 24,730    $ 24,998    $ 24,730     $ 24,998
                                                            ===========  ==========  ==========  ===========

               The net charge-offs by category are summarized as follows:

                                                              Three Months Ended      Six Months Ended June
                                                                   June 30,                    30,
                                                            ------------------------ -----------------------
                                                                2002         2001        2002        2001
                                                            -----------  ----------  ----------  -----------
         Commercial, financial and other                         $  314      $  288     $   981     $    425
         Real estate - construction                                  --          --          15           --
         Real estate - mortgage                                      26          55         289           22
         Consumer                                                   384         460         875          747
                                                            -----------  ----------  ----------  -----------
                   Total                                         $  724      $  803     $ 2,160     $  1,194
                                                            ===========  ==========  ==========  ===========

(6)   NONPERFORMING AND RESTRUCTURED ASSETS

      Below is a summary of nonperforming and restructured assets:

                                                                      June 30,           December 31,
                                                         ----------------------------
                                                             2002             2001            2001
                                                         -------------   -------------   -------------
Past due over 90 days and still accruing                   $       796     $     2,862     $     1,742
Nonaccrual                                                      13,806           8,172          10,225
Restructured                                                     1,011             746           1,348
                                                         -------------   -------------   -------------
         Total nonperforming and restructured loans             15,613          11,780          13,315
Other real estate owned and repossessed assets                   3,718           2,698           2,699
                                                         -------------   --------------  -------------
         Total nonperforming and restructured assets       $    19,331     $    14,478     $    16,014
                                                         =============   =============   =============
Nonperforming and restructured loans to total loans               0.89%           0.71%           0.78%
                                                         =============   =============   =============
Nonperforming and restructured assets to total assets             0.71%           0.54%           0.58%
                                                         =============   =============   =============

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

      The following is a summary of intangible assets:

                                                 June 30,                                 December 31,
                         -------------------------------------------------------
                                    2002                         2001                         2001
                         ---------------------------  --------------------------    --------------------------
                            Gross                         Gross                       Gross
                          Carrying     Accumulated      Carrying     Accumulated     Carrying     Accumulated
                           Amount      Amortization      Amount     Amortization      Amount     Amortization
                         -----------  --------------  -----------  --------------   ----------  --------------
Core deposit intangibles    $  4,552        $  2,891     $  4,552        $  2,374     $  4,552       $   2,641
Trademarks                        20              18           20              16           20              17
                         -----------  --------------  -----------  --------------   ----------  --------------
         Total              $  4,572        $  2,909     $  4,572        $  2,390     $  4,572       $   2,658
                         ===========  ==============  ===========  ==============   ==========  ==============

      Amortization of intangible assets and estimated amortization of intangible assets are as follows:

                            Amortization:
                            Three months ended June 30, 2002            $  146
                            Three months ended June 30, 2001               133
                            Six months ended June 30, 2002                 307
                            Six months ended June 30, 2001                 266
                            Year ended December 31, 2001                   649

                            Estimated Amortization:
                            Year ended December 31,
                              2002                                      $  600
                              2003                                         511
                              2004                                         310
                              2005                                         292
                              2006                                         255

      The following is a summary of goodwill:

                                                                  Other       Executive,
                                 Metropolitan     Community     Financial     Operations      Elimin-      Consol-
                                    Banks           Banks        Services      & Support      ations       idated
                               --------------- --------------  ------------ -------------- ------------ -----------
Three Months Ended:
June 30, 2002
Balance at beginning and
  end of period                  $      7,144     $    12,561   $       --   $      1,713     $ (1,183)   $  20,235
                               ==============  ==============   ==========  =============               ===========

June 30, 2001
Balance at beginning of period   $      7,684     $    13,420   $       --   $      2,032     $ (1,183)   $  21,956
Amortization                             (186)           (165)          --           (222)          13         (560)
Reclassification                           --              --           --             --          (13)         (13)
                               --------------  --------------   ----------  -------------               -----------
Balance at end of period         $      7,498     $    13,255   $       --   $      1,810       (1,183)   $  21,380
                               ==============  ==============   ==========  =============               ===========

Six Months Ended:
June 30, 2002
Balance at beginning and
  end of period                  $      7,144     $    12,561   $       --   $      1,713     $ (1,183)   $  20,235
                               ==============  ==============   ==========  =============               ===========

June 30, 2001
Balance at beginning of period   $      7,871     $    13,782   $       --   $      2,234     $ (1,183)   $  22,704
Amortization                             (373)           (453)          --           (424)          21       (1,229)
Branch closing                             --             (74)          --             --           --          (74)
Reclassification                           --              --           --             --          (21)         (21)
                               --------------  --------------   ----------  -------------               -----------
Balance at end of period         $      7,498     $    13,255   $       --   $      1,810       (1,183)   $  21,380
                               ==============  ==============   ==========  =============               ===========

      A reconciliation of reported net income to adjusted net income, and the related per share amounts, is as follows:

                                                     Three Months Ended      Six Months Ended June
                                                          June 30,                    30,
                                                   ------------------------ ------------------------
                                                      2002         2001        2002        2001
                                                   ------------ ----------- ----------- ------------
Net Income:
Reported net income                                    $ 8,386     $ 7,035    $ 16,308     $ 14,186
Goodwill amortization                                       --         471          --        1,034
Equity method goodwill amortization                         --           7          --            7
                                                   ------------ ----------- ----------- ------------
Adjusted net income                                    $ 8,386     $ 7,513    $ 16,308     $ 15,220
                                                   ============ =========== =========== ============

Net Income Per Common Share:
Basic
Reported net income                                    $  1.03     $  0.85    $   2.00     $   1.71
Goodwill amortization                                       --        0.06          --         0.13
Equity method goodwill amortization                         --          --          --           --
                                                   ------------ ----------- ----------- ------------
Adjusted net income                                    $  1.03     $  0.91    $   2.00     $   1.84
                                                   ============ =========== =========== ============

Diluted
Reported net income                                    $  1.02     $  0.84    $   1.97     $   1.69
Goodwill amortization                                       --        0.06          --         0.12
Equity method goodwill amortization                         --          --          --           --
                                                   ------------ ----------- ----------- ------------
Adjusted net income                                    $  1.02     $  0.90    $   1.97     $   1.81
                                                   ============ =========== =========== ============

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

                           Minimum                   June 30,                  December 31,
                                        -----------------------------------
                          Required            2002              2001              2001
                        --------------- ----------------- ----------------- -----------------
Tier 1 capital                               $   223,339       $   203,869       $   216,832
Total capital                                $   249,127       $   227,811       $   241,862
Risk-adjusted assets                         $ 1,983,979       $ 1,867,144       $ 1,955,789
Leverage ratio              3.00%                   8.32%             7.71%             7.93%
Tier 1 capital ratio        4.00%                  11.28%            10.92%            11.09%
Total capital ratio         8.00%                  12.56%            12.20%            12.37%

      To be "well capitalized" under federal bank regulatory agency definitions, a depository institution must have a leverage ratio of at least 5%, a Tier 1 ratio of at least 6%, and a combined total capital ratio of at least 10%. As of June 30, 2002 and 2001, and December 31, 2001, BancFirst was considered to be "well capitalized". There are no conditions or events since the most recent notification of BancFirst's capital category that management believes would change its category.

(9)   STOCK REPURCHASE PLAN

     In November 1999, the Company adopted a new Stock Repurchase Program (the "SRP") authorizing management to repurchase up to 300,000 shares of the Company's common stock. In May 2001, the SRP was amended to increase the shares authorized to be repurchased by 277,916 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock

Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company's Executive Committee. At June 30, 2002 there were 117,735 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                               ---------------------------  --------------------------
                                                   2002          2001          2002          2001
                                               ------------- -------------  ------------  ------------
   Number of shares repurchased                      71,600        89,786       176,500       119,519
   Average price of shares repurchased             $  42.62      $  39.13      $  38.66      $  39.34

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

                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                               ---------------------------  --------------------------
                                                   2002          2001          2002          2001
                                               ------------- -------------  ------------  ------------
   Unrealized gain (loss) during the period:
   Before-tax amount                               $  7,448       $   373      $  2,245      $  6,824
   Tax (expense) benefit                             (2,500)          (86)         (821)       (1,987)
                                               ------------- -------------  ------------  ------------
   Net-of-tax amount                               $  4,948       $   287      $  1,424      $  4,837
                                               ============= =============  ============  ============

The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

                                                Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                            ------------- -------------  --------------------------
                                                2002          2001          2002          2001
                                            ------------- -------------  ------------  ------------
Unrealized gain (loss) on securities:
Beginning balance                               $  5,666      $  6,080      $  9,190      $  1,530
Current period change                              4,948           287         1,424         4,837
                                            ------------- -------------  ------------  ------------
Ending balance                                  $ 10,614      $  6,367      $ 10,614      $  6,367
                                            ============= =============  ============  ============

(11)  NET INCOME PER COMMON SHARE

      Basic and diluted net income per common share are calculated as follows:

                                                               Income          Shares         Per Share
                                                            (Numerator)    (Denominator)       Amount
                                                           ------------   ---------------   -----------
         Three Months Ended June 30, 2002
         --------------------------------
         Basic
         Income available to common stockholders              $   8,386         8,112,475      $    1.03
                                                                                           =============
         Effect of stock options                                     --           121,819
                                                           ------------     -------------
         Diluted
         Income available to common stockholders
           plus assumed exercises of stock options            $   8,386         8,234,294      $    1.02
                                                           ============     =============   ============
         Three Months Ended June 30, 2001
         --------------------------------
         Basic
         Income available to common stockholders              $   7,035         8,274,536      $    0.85
                                                                                            ============
         Effect of stock options                                     --           101,405
                                                           ------------     -------------
         Diluted
         Income available to common stockholders
           plus assumed exercises of stock options            $   7,035         8,375,941      $    0.84
                                                           ============     =============   ============
         Six Months Ended June 30, 2002
         ------------------------------
         Basic
         Income available to common stockholders              $  16,308         8,157,000      $    2.00
                                                                                            ============
         Effect of stock options                                     --           102,943
                                                           ------------     -------------
         Diluted
         Income available to common stockholders
           plus assumed exercises of stock options            $  16,308         8,259,943      $    1.97
                                                           ============     =============   ============
         Six Months Ended June 30, 2001
         ------------------------------
         Basic
         Income available to common stockholders              $  14,186         8,298,154      $    1.71
                                                                                            ============
         Effect of stock options                                     --           105,230
                                                           ------------   ---------------
         Diluted
         Income available to common stockholders
           plus assumed exercises of stock options            $  14,186         8,403,384      $    1.69
                                                           ============   ===============   ============

      Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options' exercise prices were greater than the average market price of the common shares.

                                                                     Average
                                                                     Exercise
                                                          Shares       Price
                                                        ---------- ------------
                Three Months Ended June 30, 2002           3,956     $  43.52
                Three Months Ended June 30, 2001          10,440     $  40.01
                Six Months Ended June 30, 2002            38,425     $  40.17
                Six Months Ended June 30, 2001            10,221     $  40.01

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

                                                                          Other       Executive,
                                          Metropolitan   Community      Financial     Operations       Elimin-      Consol-
                                             Banks         Banks        Services      & Support        ations       idated
                                          ------------  -----------    -----------    ----------     ----------   ----------
Three Months Ended:
 June 30, 2002
 Net interest income (expense)             $   7,287    $    18,841    $   1,641      $     (667)    $      --    $   27,102
 Noninterest income                            1,972          5,757        3,165          15,482       (14,957)       11,419
 Income before taxes                           3,255         11,503          953          11,603       (14,968)       12,346
 June 30, 2001
 Net interest income (expense)             $   7,639    $    17,727    $   1,438      $     (414)    $      --    $   26,390
 Noninterest income                            1,612          4,605        2,222          14,410       (13,669)        9,180
 Income before taxes                           3,513         10,136          743          10,239       (13,739)       10,892

Six Months Ended:
 June 30, 2002
 Net interest income (expense)            $   14,630    $    37,171    $   3,451      $   (1,392)    $      --    $   53,860
 Noninterest income                            3,761         10,748        6,065          30,426       (29,552)       21,448
 Income before taxes                           6,526         22,110        2,324          23,200       (29,620)       24,540
 June 30, 2001
 Net interest income (expense)            $   15,571    $    35,481    $   2,700      $   (1,222)    $      --    $   52,530
 Noninterest income                            2,987          8,961        4,456          29,515       (28,333)       17,586
 Income before taxes                           7,290         19,802        1,832          21,476       (28,455)       21,945

Total Assets:
 June 30, 2002                            $  867,336    $ 1,797,820    $ 158,006      $  508,744     $(618,475)   $2,713,431
 June 30, 2001                            $  794,220    $ 1,818,424    $ 145,590      $  492,798     $(583,903)   $2,667,129

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              BANCFIRST CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

      Net income for the second quarter ended June 30, 2002 was $8.39 million, compared to $7.04 million for the second quarter of 2001. Diluted net income per share was $1.02, compared to $0.84 for the second quarter of 2001. For the first six months of 2002, net income was $16.3 million, up from $14.2 million for the first six months of 2001. Diluted net income per share for the first six months was $1.97, up from $1.69 for the first six months of 2001. The 2002 net income reflects the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of goodwill. Comparable net income for the second quarter of 2001, excluding the amortization of goodwill, was $7.51 million, or $0.90 per diluted share. The comparable net income for the first six months of 2001 was $15.2 million, or $1.81 per diluted share.

      Total assets at June 30, 2002 was $2.71 billion, down $43.6 million from December 31, 2001 and up $46.3 million from June 30, 2001. Stockholders' equity was $231 million at June 30, 2002, up $8.17 million from December 31, 2001, and up $22.5 million compared to June 30, 2001.

RESULTS OF OPERATIONS

Second Quarter

      Net interest income increased $712,000 compared to the second quarter of 2001 due to growth in loans and net earning assets. Average loans increased $85.7 million from the second quarter of 2001, while net earning assets increased $54 million. Net interest margin for the second quarter of 2002 increased to 4.50% from 4.45% for the second quarter of 2001. The higher net interest margin in 2002 is the product of the growth in loans and net earning assets, that resulted in positive volume and mix variances, despite a declining interest rates over such period.

      The Company provided $1.4 million for loan losses in the second quarter of 2002, compared to $480,000 for the same period of 2001. The higher provisions in 2002 were due to loan growth and increases in classified and nonperforming loans. Net loan charge-offs were $724,000 for the second quarter of 2002, compared to $803,000 for the second quarter of 2001. The net charge-offs represent annualized rates of only 0.17% and 0.19% of average total loans for the second quarter of 2002 and 2001, respectively.

      Noninterest income increased $2.24 million, or 24.4%, compared to the second quarter of 2001. This increase was the result of growth in deposits and service charges, growth in revenues from trust, cash management, and other services, and higher income from sales of loans. Noninterest expense increased $581,000, or 2.4%, compared to the second quarter of 2001. Increases in salaries and employee benefits and other operating expenses were partially offset by the elimination of goodwill amortization. Income tax expense increased $103,000 compared to the second quarter of 2001 due to higher income in 2002. The effective tax rate on income before taxes was 32.08%, down from 35.41% in the second quarter of 2001.

Year-to-Date

      Net interest income for the first six months of 2002 increased $1.33 million compared to the first six months of 2001 due to growth in loans and net earning assets. Average loans increased $81.4 million from the first six months of 2001, while net earning assets increased $71.5 million. Net interest margin for the first six months of 2002 decreased to 4.47% from 4.52% for the same period of 2001. The lower net interest margin in 2002 is the result of declining interest rates that produced a negative interest rate variance that offset the majority of the effect of positive volume and mix variances.

     The Company provided $2.36 million for loan losses in the first six months of 2002, compared to $812,000 for the same period of 2001. The higher provisions in 2002 were due to loan growth, increases in classified and nonperforming loans, and higher net charge-offs. Net loan charge-offs were $2.16 million for the first six months of 2002, compared to

$1.19 million for the first six months of 2001. The net charge-offs represent annualized rates of only 0.25% and 0.14% of average total loans for the first six months of 2002 and 2001, respectively.

      Noninterest income increased $3.86 million, or 22%, compared to the first six months of 2001. This increase was the result of growth in deposits and service charges, growth in revenues from trust, cash management, and other services, and higher income from sales of loans. Noninterest expense increased $1.05 million, or 2.22%, compared to the first six months of 2001. Increases in salaries and employee benefits and other operating expenses were partially offset by decreases in occupancy and fixed assets expense, and the elimination of goodwill amortization. Income tax expense increased $473,000 compared to the first six months of 2001 due to higher income in 2002. The effective tax rate on income before taxes was 33.55%, down from 35.36% in the first six months of 2001.

FINANCIAL POSITION

      Cash and due from banks, interest-bearing deposits with banks, and federal funds sold decreased a combined total of $112 million from December 31, 2001 and $61.2 million from June 30, 2001. These decreases were mainly due to growth in securities and loans.

      Total securities increased $23.2 million compared to December 31, 2001 and $16.4 million compared to June 30, 2001. The size of the Company's securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale was $15.7 million at the end of the second quarter of 2002, compared to a gain of $13.9 million at December 31, 2001 and a gain of $9.72 million at June 30, 2001. The average taxable equivalent yield on the securities portfolio for the second quarter decreased to 5.54% from 6.15% for the same quarter of 2001.

      Total loans increased $43.7 million from December 31, 2001 and $90.3 million from June 30, 2001, due to internal growth. The allowance for loan losses increased $199,000 from year-end 2001 and decreased $268,000 from the second quarter of 2001. The allowance as a percentage of total loans was 1.40%, 1.43% and 1.50% at June 30, 2002, December 31, 2001 and June 30, 2001,
respectively. The allowance to nonperforming and restructured loans at the same dates was 158.39%, 184.24% and 212.21%, respectively.

      Nonperforming and restructured loans totaled $15.6 million at June 30, 2002, compared to $13.3 million at December 31, 2001 and $11.8 million at June 30, 2001. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.89%, 0.78% and 0.71%, respectively. It is reasonable to expect nonperforming loans and loan losses to rise over time to historical norms as a result of economic and credit cycles.

      Total deposits decreased $33.8 million compared to December 31, 2001, and increased $32.5 million compared to June 30, 2001. Deposits have increased from the second quarter of 2001due to internal growth. At year-end 2001 there was an influx of temporary deposits that were withdrawn during the first quarter of 2002. The Company's deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 11.91% of total deposits at June 30, 2002.

      Short-term borrowings decreased $23.2 million from December 31, 2001, and $9.28 million from June 30, 2001. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

      Long-term borrowings increased $8.62 million from year-end 2001 and $6.18 million from the second quarter of 2001. The Company uses these borrowings from the Federal Home Loan Bank primarily to match-fund long-term fixed-rate loans.

      Stockholders' equity increased to $231 million from $223 million at year-end 2001 due to accumulated earnings and an increase in the unrealized gain on securities. Compared to June 30, 2001, stockholders' equity increased $22.5 million. Average stockholders' equity to average assets for the first six months of 2002 was 8.27%, compared to 7.67% for the first six months of 2001. The Company's leverage ratio and total risk-based capital ratio were 8.32% and 12.56%, respectively, at June 30, 2002, well in excess of the regulatory minimums.

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

                              BANCFIRST CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                        Three Months Ended       Six Months Ended
                                                             June 30,                June 31,
                                                      ----------------------------------------------
                                                         2002        2001        2002        2001
                                                      ----------  ----------  ----------  ----------
Per Common Share Data
Net income - basic                                     $    1.03   $    0.85   $    2.00   $    1.71
Net income - diluted                                        1.02        0.84        1.97        1.69
Cash dividends                                              0.20        0.18        0.38        0.36
Performance Data
Return on average assets                                    1.23%       1.05%       1.21%       1.08%
Return on average stockholders' equity                     14.87       13.61       14.57       14.06
Cash dividend payout ratio                                 19.42       21.18       19.00       21.05
Net interest spread                                         3.92        3.53        3.86        3.59
Net interest margin                                         4.50        4.45        4.47        4.52
Efficiency ratio                                           64.33       68.03       64.28       67.54

                                                                         June 30,        December 31,
                                                                  ----------------------
                                                                     2002        2001        2001
                                                                  ----------  ---------- ------------
Balance Sheet Data
Book value per share                                               $   28.55   $   25.34   $   27.02
Tangible book value per share                                          25.85       22.48       24.34
Average loans to deposits (year-to-date)                               73.68%      71.78%      72.12%
Average earning assets to total assets (year-to-date)                  90.49       90.00       90.11
Average stockholders' equity to average assets (year-to-date)           8.27        7.67        7.86
Asset Quality Ratios
Nonperforming and restructured loans to total loans                     0.89%       0.71%       0.78%
Nonperforming and restructured assets to total assets                   0.71        0.54        0.58
Allowance for loan losses to total loans                                1.40        1.50        1.43
Allowance for loan losses to nonperforming and restructured loans     158.39      212.21      184.24

                              BANCFIRST CORPORATION
        CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES
                                   (Unaudited)
                 Taxable Equivalent Basis (Dollars in thousands)

                                                                    Three Months Ended June 30,
                                         ------------------------------------------------------------------------------
                                                           2002                                    2001
                                         --------------------------------------  --------------------------------------
                                                         Interest     Average                    Interest      Average
                                           Average       Income/       Yield/      Average       Income/        Yield/
                                           Balance       Expense        Rate       Balance       Expense        Rate
                                         -----------   -----------   ----------  -----------   -----------   ----------
ASSETS
Earning assets:
  Loans (1)                              $ 1,757,441   $    31,657       7.23%   $ 1,671,720   $    37,242      8.94%
  Investments - taxable                      510,764         6,925       5.44        503,404         7,522      5.99
  Investments - tax exempt                    44,542           751       6.76         44,253           869      7.88
  Federal funds sold                         155,693           692       1.78        205,464         2,299      4.49
                                         -----------   -----------               -----------   -----------
     Total earning assets                  2,468,440        40,025       6.50      2,424,841        47,932      7.93
                                         -----------   -----------               -----------   -----------

Nonearning assets:
  Cash and due from banks                    132,038                                 147,460
  Interest receivable and other assets       148,461                                 146,680
  Allowance for loan losses                  (24,076)                                (25,337)
                                         -----------                             -----------
     Total nonearning assets                 256,423                                 268,803
                                         -----------                             -----------
     Total assets                        $ 2,724,863                             $ 2,693,644
                                         ===========                             ===========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Transaction deposits                   $   358,741           834       0.93%   $   377,837         1,668      1.77%
  Savings deposits                           537,448         2,693       2.01        417,980         3,586      3.44
  Time deposits                              912,349         7,487       3.29      1,031,914        14,296      5.56
  Short-term borrowings                       39,605           181       1.83         37,719           450      4.79
  Long-term borrowings                        33,067           495       6.00         26,184           415      6.36
  9.65% Capital Securities                    25,000           611       9.80         25,000           611      9.80
                                         -----------   -----------               -----------   -----------
     Total interest-bearing liabilities    1,906,210        12,301       2.59      1,916,634        21,026      4.40
                                         -----------   -----------               -----------   -----------


Interest-free funds:
  Noninterest-bearing deposits               564,283                                 534,101
  Interest payable and other liabilities      28,240                                  35,514
  Stockholders' equity                       226,130                                 207,395
                                         -----------                             -----------
     Total interest free funds               818,653                                 777,010
                                         -----------                             -----------
     Total liabilities
       and stockholders' equity          $ 2,724,863                             $ 2,693,644
                                         ===========                             ===========
Net interest income                                    $    27,724                             $    26,906
                                                       ===========                             ===========
Net interest spread                                                      3.92%                                  3.53%
                                                                      =======                                =======
Net interest margin                                                      4.50%                                  4.45%
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

                              BANCFIRST CORPORATION
        CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES
                                   (Unaudited)
                 Taxable Equivalent Basis (Dollars in thousands)

                                                                     Six Months Ended June 30,
                                                   --------------------------------------------------------------
                                                               2002                             2001
                                                   ------------------------------   -----------------------------
                                                               Interest  Average                Interest  Average
                                                     Average    Income/   Yield/      Average    Income/   Yield/
                                                     Balance    Expense    Rate       Balance    Expense    Rate
                                                   ----------- -------- ---------   ---------- --------- --------
         ASSETS
         Earning assets:
           Loans (1)                               $1,752,419  $ 63,531     7.31%   $1,671,013  $  75,580     9.12%
           Investments - taxable                      511,600    13,983     5.51       501,692     15,214     6.12
           Investments - tax exempt                    45,146     1,528     6.82        48,598      1,803     7.48
           Federal funds sold                         159,783     1,362     1.72       165,940      3,979     4.84
                                                   ----------  --------             ----------  ---------
              Total earning assets                  2,468,948    80,404     6.57     2,387,243     96,576     8.16
                                                   ----------  --------             ----------  ---------

         Nonearning assets:
           Cash and due from banks                    136,475                          144,910
           Interest receivable and other assets       147,249                          145,442
           Allowance for loan losses                  (24,110)                         (25,371)
                                                   ----------                       ----------
              Total nonearning assets                 259,614                          264,981
                                                   ----------                       ----------
              Total assets                         $2,728,562                       $2,652,224
                                                   ==========                       ==========

         LIABILITIES AND
           STOCKHOLDERS' EQUITY
         Interest-bearing liabilities:
           Transaction deposits                    $  363,646     1,684     0.93%   $  359,673      3,445     1.93%
           Savings deposits                           521,598     5,293     2.05       440,012      7,834     3.59
           Time deposits                              929,601    16,211     3.52     1,012,880     28,830     5.74
           Short-term borrowings                       39,264       342     1.76        36,048        912     5.10
           Long-term borrowings                        30,824       929     6.08        26,150        822     6.34
           9.65% Capital Securities                    25,000     1,223     9.87        25,000      1,223     9.87
                                                   ----------  --------             ----------  ---------
              Total interest-bearing liabilities    1,909,933    25,682     2.71     1,899,763     43,066     4.57
                                                   ----------  --------             ----------  ---------

         Interest-free funds:
           Noninterest-bearing deposits               563,547                          515,305
           Interest payable and other liabilities      29,359                           33,727
           Stockholders' equity                       225,723                          203,429
                                                   ----------                       ----------
              Total interest free funds               818,629                          752,461
                                                   ----------                       ----------
              Total liabilities
                and stockholders' equity
                                                   $2,728,562                       $2,652,224
                                                   ==========                       ==========
         Net interest income                                   $ 54,722                         $  53,510
                                                               ========                         =========
         Net interest spread                                               3.86%                              3.59%
                                                                        =======                            =======
         Net interest margin                                               4.47%                              4.52%
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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

      At the Company's Annual Meeting of Stockholders held on May 23, 2002, the following matters were voted upon, with the votes indicated:

                                                                      Number of Shares
                                            ------------------------------------------------------------
Description of Proposal                                                                       Broker
                                              Voted for        Withheld                     non-votes
                                            -------------    ------------                 ------------
Proposal No. 1-Election of Directors

Class I Directors
Dennis L. Brand                                 7,550,198        156,633                        31,437
C.L. Craig, Jr.                                 7,696,969          9,862                        31,437
John C. Hugon                                   7,696,969          9,862                        31,437
J. Ralph McCalmont                              7,696,869          9,962                        31,437
Ronald J. Norick                                7,691,869         14,962                        31,437
David E. Ragland                                7,696,969          9,862                        31,437
Joe T. Shockley, Jr.                            7,550,198        156,633                        31,437

                                                                   Number of Shares
                                            -----------------------------------------------------------
                                                                 Voted                        Broker
                                              Voted for         against      Abstained      non-votes
                                            -------------    ------------ --------------  ------------
Proposal No. 2- Ratification of Arthur          7,398,620       222,007          54,766         31,437
Andersen LLP as Independent Accountants.

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

    Exhibit
     Number                                Exhibit
    --------      --------------------------------------------------------------
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

      99.1* CEO's Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanses-Oxley Act of 2002.

      99.2* CFO's Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanses-Oxley Act of 2002.
   -----------------------------------------------------------------------------

      *      Filed herewith.

      (b) A report on Form 8-K dated June 14, 2002 was filed by the Company to report a change in its certifying accountants.

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


Date  August 14, 2002                    /s/ Randy P. Foraker
      ---------------                    ---------------------------------------
                                                 (Signature)
                                         Randy P. Foraker
                                         Senior Vice President and Controller;
                                         Assistant Secretary/Treasurer
                                         Principal Accounting Officer)