Form 10-Q
period 2002-09-30
BANCFIRST CORP /OK/
filed 2002-11-15
CIK 760498

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-14384

BancFirst Corporation
(Exact name of registrant as specified in charter)

Oklahoma	73-1221379
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 N. Broadway, Oklahoma City, Oklahoma
73102-8401
(Address of principal executive offices)
(Zip Code)

(405) 270-1086
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐.

As of October 31, 2002 there were 8,115,076 shares of the registrant’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

BANCFIRST CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)
(Dollars in thousands)

	September 30,		December 31, 2001
	2002	2001
ASSETS
Cash and due from banks	$137,530	$141,326	$152,577
Interest-bearing deposits with banks	4,738	22,362	12,528
Federal funds sold	196,000	172,800	208,000
Securities (market value: $567,705, $549,807, and $545,950, respectively)	565,085	547,478	544,291
Loans:
Total loans (net of unearned interest)	1,785,927	1,707,459	1,717,433
Allowance for loan losses	(23,707)	(24,993)	(24,531)

Loans, net	1,762,220	1,682,466	1,692,902
Premises and equipment, net	61,372	60,861	61,642
Other real estate owned	2,968	2,285	2,132
Intangible assets, net	21,778	22,865	22,149
Accrued interest receivable	21,189	24,465	22,012
Other assets	35,623	34,490	38,812

Total assets	$2,808,503	$2,711,398	$2,757,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$595,887	$572,750	$599,108
Interest-bearing	1,849,733	1,800,604	1,802,220

Total deposits	2,445,620	2,373,354	2,401,328
Short-term borrowings	32,245	31,204	52,091
Long-term borrowings	31,099	25,477	24,090
9.65% Capital Securities	25,000	25,000	25,000
Accrued interest payable	5,350	9,692	9,391
Other liabilities	22,662	25,030	19,837
Minority interest	2,241	2,095	2,140

Total liabilities	2,564,217	2,491,852	2,533,877

Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $1.00 par (shares issued: 8,113,576, 8,252,207 and 8,260,099, respectively)	8,110	8,252	8,260
Capital surplus	58,051	57,182	57,412
Retained earnings	162,110	142,899	148,306
Accumulated other comprehensive income	16,015	11,213	9,190

Total stockholders’ equity	244,286	219,546	223,168

Total liabilities and stockholders’ equity	$2,808,503	$2,711,398	$2,757,045

See accompanying notes to consolidated financial statements.

BANCFIRST CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
INTEREST INCOME
Loans, including fees	$31,532	$35,839	$94,735	$111,070
Securities:
Taxable	6,816	7,267	20,800	22,481
Tax-exempt	467	527	1,460	1,699
Federal funds sold	745	1,620	1,997	5,496
Interest-bearing deposits with banks	3	168	113	271

Total interest income	39,563	45,421	119,105	141,017

INTEREST EXPENSE
Deposits	10,270	17,549	33,458	57,658
Short-term borrowings	146	531	488	1,443
Long-term borrowings	478	410	1,407	1,232
9.65% Capital Securities	612	612	1,835	1,835

Total interest expense	11,506	19,102	37,188	62,168

Net interest income	28,057	26,319	81,917	78,849
Provision for loan losses	1,263	581	3,623	1,392

Net interest income after provision for loan losses	26,794	25,738	78,294	77,457

NONINTEREST INCOME
Trust revenue	971	929	3,070	2,688
Service charges on deposits	6,498	5,009	18,384	14,400
Securities transactions	37	436	37	449
Income from sales of loans	453	272	968	616
Other	3,989	3,075	10,937	9,154

Total noninterest income	11,948	9,721	33,396	27,307

NONINTEREST EXPENSE
Salaries and employee benefits	14,112	13,834	42,168	40,619
Occupancy and fixed assets expense, net	1,391	1,495	4,073	4,420
Depreciation	1,391	1,362	3,969	3,928
Amortization of intangible	146	219	454	485
Amortization of goodwill	—	552	—	1,780
Data processing services	537	663	1,578	1,713
Net (income) expense from other real estate owned	38	(8)	279	125
Other	7,760	6,669	21,262	19,076

Total noninterest expense	25,375	24,786	73,783	72,146

Income before taxes	13,367	10,673	37,907	32,618
Income tax expense	(4,507)	(3,793)	(12,739)	(11,552)

Net income	8,860	6,880	25,168	21,066
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	5,401	4,846	6,825	9,683

Comprehensive income	$14,261	$11,726	$31,993	$30,749

NET INCOME PER COMMON SHARE
Basic	$1.09	$0.83	$3.09	$2.54

Diluted	$1.07	$0.82	$3.05	$2.51

See accompanying notes to consolidated financial statements.

BANCFIRST CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES	$32,554	$31,510
INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions and divestitures	—	(4,856)
Purchases of securities:
Held for investment	(3,625)	(3,000)
Available for sale	(88,243)	(133,823)
Maturities of securities:
Held for investment	17,091	17,467
Available for sale	61,926	122,526
Proceeds from sales and calls of securities:
Held for investment	372	16,541
Available for sale	1,809	20,080
Net (increase) decrease in federal funds sold	12,000	(106,900)
Purchases of loans	(11,217)	(20,934)
Proceeds from sales of loans	94,361	91,732
Net other increase in loans	(159,247)	(116,963)
Purchases of premises and equipment	(7,244)	(7,774)
Proceeds from the sale of other real estate owned and repossessed assets	3,843	3,907
Other, net	2,202	434

Net cash used by investing activities	(75,972)	(121,563)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	138,902	50,942
Net increase (decrease) in certificates of deposits	(94,610)	55,015
Net increase (decrease) in short-term borrowings	(19,846)	(6,088)
Net increase in long-term borrowings	7,009	(1,136)
Issuance of common stock	665	1,058
Acquisition of common stock	(6,824)	(4,702)
Cash dividends paid	(4,715)	(4,466)

Net cash provided by financing activities	20,581	90,623

Net decrease in cash and due from banks	(22,837)	(570)
Cash and due from banks at the beginning of the period	165,105	163,118

Cash and due from banks at the end of the period	$142,268	$163,688

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$41,229	$62,778

Cash paid during the period for income taxes	$11,398	$7,743

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

(2)    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations”. This Statement is effective for all business combinations initiated after June 30, 2001, and requires that all business combinations be accounted for using the purchase method. Also in June 2001, the FASB issued FAS No. 142, “Goodwill and Other Intangible Assets”. Statement 142 requires that, for fiscal years beginning after December 15, 2001, goodwill and other indefinite-lived intangible assets already recognized in an entity’s financial statements no longer be amortized, and that goodwill and other indefinite-lived intangible assets acquired after June 30, 2001 not be amortized. Instead, goodwill and other indefinite-lived intangible assets will be tested at least annually for impairment by comparing the fair value of those assets with their recorded amounts. Any impairment losses will be reported in the entity’s income statement. The adoption of Statement 142 had a material effect on the consolidated financial statements of the Company by eliminating goodwill amortization from its income statement and from the calculations of net income per share. The Company did not recognize any impairment charges from the adoption of Statement 142. See note (7) for more information regarding intangible assets and goodwill.

In June 2001, the FASB issued FAS No. 143, “Accounting for Asset Retirement Obligations”. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial statements.

In August 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement is effective for fiscal years beginning after December 15, 2001, and replaces Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and also replaces the provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business”, for disposals of segments of a business. Statement 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the ongoing operations of the entity. Since the provisions of this Statement are to be applied prospectively, the adoption of this new standard did not have a material effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when an entity commits to an exit plan. This statement also establishes that fair value is the objective for the initial measurement of the liability. Since the provisions of this statement are to be applied prospectively, the adoption of this new standard did not have a material effect on the Company’s consolidated financial statements.

In October 2002, the FASB issued FAS No. 147, “Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” This Statement is effective October 1, 2002. FAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method”, provide interpretive guidance on the application of the purchase method to acquisitions of financial institutions. This Statement removes acquisitions of financial institutions from the scope of both FAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FAS No. 141 and FAS No. 142. In addition, this Statement amends FAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. The adoption of these new standards will not have a material effect on the Company’s consolidated financial statements.

(3)    RECENT DEVELOPMENTS; MERGERS, ACQUISITIONS AND DISPOSALS

In January 2001, BancFirst Corporation completed the acquisition of 75% of the outstanding common stock of Century Life Assurance Company (“Century Life”) from Pickard Limited Partnership, a Rainbolt family partnership. Century Life underwrites credit life insurance, credit accident and health insurance, and ordinary life insurance. The Rainbolt family is the largest shareholder of BancFirst Corporation and two members of the family are the Chairman and the CEO of BancFirst Corporation. The purchase price was $5,429. At December 31, 2000, Century Life had total assets of $22,964 and total stockholders’ equity of $6,956. The acquisition was accounted for as a book value purchase. Accordingly, the acquisition was recorded based on the book value of Century Life and the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2001.

(4)    SECURITIES

The table below summarizes securities held for investment and securities available for sale.

	September 30,		December 31, 2001
	2002	2001
Held for investment at cost (market value; $60,579, $80,847 and $73,535, respectively)	$57,959	$78,518	$71,876
Available for sale, at market value	507,126	468,960	472,415

Total	$565,085	$547,478	$544,291

(5)    LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	September 30,				December 31
	2002		2001		2001
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$356,200	19.94%	$395,273	23.15%	$396,409	23.08%
Agriculture	84,456	4.73	82,836	4.85	96,016	5.59
State and political subdivisions:
Taxable	145	0.01	1,085	0.06	152	0.01
Tax-exempt	17,294	0.97	18,017	1.06	17,602	1.02
Real Estate:
Construction	124,500	6.97	90,905	5.32	84,445	4.92
Farmland	62,923	3.52	56,795	3.33	58,080	3.38
One to four family residences	414,933	23.24	384,998	22.55	383,793	22.34
Multifamily residential properties	16,224	0.91	15,122	0.89	15,906	0.93
Commercial	387,862	21.72	351,459	20.58	358,363	20.87
Consumer	269,371	15.08	280,271	16.41	271,475	15.81
Other	52,019	2.91	30,698	1.80	35,192	2.05

Total loans	$1,785,927	100.00%	$1,707,459	100.00%	$1,717,433	100.00%

Loans held for sale (included above)	$10,597		$10,930		$10,955

The Company’s loans are mostly to customers within Oklahoma and over half of the loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral. The amount of estimated loss due to credit risk in the Company’s loan portfolio is provided for in the allowance for loan losses. The amount of the allowance required to provide for all existing losses in the loan portfolio is an estimate based upon evaluations of loans, appraisals of collateral and other estimates which are subject to rapid change due to changing economic conditions and the economic prospects of borrowers. It is reasonably possible that a material change could occur in the estimated allowance for loan losses in the near term.

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Balance at beginning of period	$24,730	$24,998	$24,531	$25,380

Charge-offs	(2,521)	(957)	(5,263)	(2,588)
Recoveries	235	372	816	809

Net charge-offs	(2,286)	(585)	(4,447)	(1,779)

Provisions charged to operations	1,263	581	3,623	1,392

Balance at end of period	$23,707	$24,993	$23,707	$24,993

The net charge-offs by category are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Commercial, financial and other	$1,258	$57	$2,240	$482
Real estate – construction	—	—	15	—
Real estate – mortgage	478	52	767	74
Consumer	550	476	1,425	1,223

Total	$2,286	$585	$4,447	$1,779

(6)    NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets:

	September 30,		December 31,
	2002	2001	2001
Past due over 90 days and still accruing	$1,484	$2,934	$1,742
Nonaccrual	10,603	8,617	10,225
Restructured	1,117	657	1,348

Total nonperforming and restructured loans	13,204	12,208	13,315
Other real estate owned and repossessed assets	3,337	2,873	2,699

Total nonperforming and restructured assets	$16,541	$15,081	$16,014

Nonperforming and restructured loans to total loans	0.74%	0.71%	0.78%

Nonperforming and restructured assets to total assets	0.59%	0.56%	0.58%

(7)    INTANGIBLE ASSETS AND GOODWILL

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. All intangible assets and goodwill were reassessed and reviewed for impairment as of that date. No changes were made to the estimated useful lives of intangible assets and no impairment charges were recognized from the adoption of this statement.

The following is a summary of intangible assets:

	September 30,
	2002		2001		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$4,552	$3,010	$4,552	$2,505	$4,552	$2,641
Trademarks	20	18	20	17	20	17

Total	$4,572	$3,028	$4,572	$2,522	$4,572	$2,658

Amortization of intangible assets and estimated amortization of intangible assets are as follows:

Amortization:
Three months ended September 30, 2002	$146
Three months ended September 30, 2001	219
Nine months ended September 30, 2002	454
Nine months ended September 30, 2001	485
Year ended December 31, 2001	649

Estimated Amortization:
Year ended December 31,
2002	$600
2003	511
2004	310
2005	292
2006	255

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
September 30, 2002
Balance at beginning and end of period	$7,144	$12,561	$—	$1,713	$(1,183	$20,235

September 30, 2001
Balance at beginning of period	$7,498	$13,255	$—	$1,810	$(1,183	$21,380
Amortization	(187	(405	—	27	13	(552
Reclassification	—	—	—	—	(13	(13

Balance at end of period	$7,311	$12,850	$—	$1,837	(1,183	$20,815

Nine Months Ended:
September 30, 2002
Balance at beginning and
end of period	$7,144	$12,561	$—	$1,713	$(1,183	$20,235

September 30, 2001
Balance at beginning of period	$7,871	$13,782	$—	$2,234	$(1,183	$22,704
Amortization	(560	(858	—	(397	35	(1,780
Branch closing	—	(74	—	—	—	(74
Reclassification	—	—	—	—	(35	(35

Balance at end of period	$7,311	$12,850	$—	$1,837	(1,183	$20,815

A reconciliation of reported net income to adjusted net income, and the related per share amounts, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Income:
Reported net income	$8,860	$6,880	$25,168	$21,066
Goodwill amortization	—	536	—	1,570
Equity method goodwill amortization	—	4	—	11

Adjusted net income	$8,860	$7,420	$25,168	$22,647

Net Income Per Common Share:
Basic
Reported net income	$1.09	$0.83	$3.09	$2.54
Goodwill amortization	—	0.06	—	0.19
Equity method goodwill amortization	—	—	—	—

Adjusted net income	$1.09	$0.89	$3.09	$2.73

Diluted
Reported net income	$1.07	$0.82	$3.05	$2.51
Goodwill amortization	—	0.06	—	0.19
Equity method goodwill amortization	—	—	—	—

Adjusted net income	$1.07	$0.88	$3.05	$2.70

(8)    CAPITAL

The Company is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. The required minimums and the Company’s respective ratios are shown below.

	Minimum Required	September 30,		December 31, 2001
		2002	2001
Tier 1 capital		$227,841	$210,471	$216,832
Total capital		$251,762	$235,307	$241,862
Risk-adjusted assets		$1,984,372	$1,939,585	$1,955,789
Leverage ratio	3.00%	8.18%	7.83%	7.93%
Tier 1 capital ratio	4.00%	11.48%	10.85%	1.09%
Total capital ratio	8.00%	12.69%	12.13%	12.37%

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a leverage ratio of at least 5%, a Tier 1 ratio of at least 6%, and a combined total capital ratio of at least 10%. As of September 30, 2002 and 2001, and December 31, 2001, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(9)    STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP has been amended in May 2001 and August 2002 to increase the number of shares authorized to be repurchased to the original 300,000 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At September 30, 2002 there were 300,000 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Number of shares repurchased	—	—	176,500	119,519
Average price of shares repurchased	$—	$—	$38.66	$39.34

(10)    COMPREHENSIVE INCOME

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Unrealized gain (loss) during the period:
Before-tax amount	$8,154	$6,796	$10,399	$13,620
Tax (expense) benefit	(2,753)	(1,950)	(3,574)	(3,937)

Net-of-tax amount	$5,401	$4,846	$6,825	$9,683

The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Unrealized gain (loss) on securities:
Beginning balance	$10,614	$6,367	$9,190	$1,530
Current period change	5,401	4,846	6,825	9,683

Ending balance	$16,015	$11,213	$16,015	$11,213

(11)    NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30,
Basic
Income available to common stockholders	$8,860	8,106,765	$1.09

Effect of stock options	—	137,989

Diluted
Income available to common stockholders plus assumed exercises of stock options	$8,860	8,244,754	$1.07

Three Months Ended September 30, 2001
Basic
Income available to common stockholders	$6,880	8,248,061	$0.83

Effect of stock options	—	111,542

Diluted
Income available to common stockholders plus assumed exercises of stock options	$6,880	8,359,603	$0.82

Nine Months Ended September 30, 2002
Basic
Income available to common stockholders	$25,168	8,140,071	$3.09

Effect of stock options	—	113,207

Diluted
Income available to common stockholders plus assumed exercises of stock options	$25,168	8,253,278	$3.05

Nine Months Ended September 30, 2001
Basic
Income available to common stockholders	$21,066	8,281,273	$2.54

Effect of stock options	—	106,556

Diluted
Income available to common stockholders plus assumed exercises of stock options	$21,066	8,387,829	$2.51

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended September 30, 2002	—	$—
Three Months Ended September 30, 2001	—	$—
Nine Months Ended September 30, 2002	6,401	$43.45
Nine Months Ended September 30, 2001	16,886	$40.10

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

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
September 30, 2002
Net interest income (expense)	$7,718	$19,310	$1,672	$(643)	$—	$28,057
Noninterest income	2,108	5,698	3,717	16,278	(15,853)	11,948
Income before taxes	3,814	11,657	1,079	12,691	(15,874)	13,367
September 30, 2001
Net interest income (expense)	$7,936	$17,942	$1,308	$(867)	$—	$26,319
Noninterest income	1,575	4,554	2,841	14,805	(14,054)	9,721
Income before taxes	3,298	9,805	809	10,882	(14,121)	10,673

Nine Months Ended:
September 30, 2002
Net interest income (expense)	$22,348	$56,481	$5,123	$(2,035)	$—	$81,917
Noninterest income	5,869	16,446	9,782	46,704	(45,405)	33,396
Income before taxes	10,340	33,767	3,403	35,891	(45,494)	37,907
September 30, 2001
Net interest income (expense)	$23,507	$53,423	$4,008	$(2,089)	$—	$78,849
Noninterest income	4,562	13,515	7,297	44,320	(42,387)	27,307
Income before taxes	10,588	29,607	2,641	32,358	(42,576)	32,618

Total Assets:
September 30, 2002	$902,036	$1,792,207	$170,631	$583,397	$(639,768)	$2,808,503
September 30, 2001	$823,245	$1,796,064	$151,510	$545,957	$(605,378)	$2,711,398

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the third quarter ended September 30, 2002 was $8.86 million, compared to $6.88 million for the third quarter of 2001. Diluted net income per share was $1.07, compared to $0.82 for the third quarter of 2001. For the first nine months of 2002, net income was $25.2 million, up from $21.1 million for the first nine months of 2001. Diluted net income per share for the first nine months was $3.05, up from $2.51 for the first nine months of 2001. The 2002 net income reflects the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which eliminated the amortization of goodwill. Comparable net income for the third quarter of 2001, excluding the amortization of goodwill, was $7.42 million, or $0.88 per diluted share. The comparable net income for the first nine months of 2001 was $22.6 million, or $2.70 per diluted share.

Total assets at September 30, 2002 was $2.81 billion, up $51.5 million from December 31, 2001 and $97.1 million from September 30, 2001. Stockholders’ equity was $244 million at September 30, 2002, up $21.1 million from December 31, 2001 and $24.7 million compared to September 30, 2001.

RESULTS OF OPERATIONS

Third Quarter

Net interest income increased $1.74 million compared to the third quarter of 2001 due to growth in loans. Average loans increased $73.3 million from the third quarter of 2001. The net interest margin for the third quarter of 2002 increased to 4.51% from 4.36% for the third quarter of 2001. The higher net interest margin in 2002 is the product of the growth in loans and noninterest-bearing liabilities, that resulted in positive volume and mix variances, despite declining interest rates over such period.

The Company provided $1.26 million for loan losses in the third quarter of 2002, compared to $581,000 for the same period of 2001. The higher provisions in 2002 were due to loan growth, additional classified and nonperforming loans, loan charge-offs and management’s assessment of the economic outlook. Net loan charge-offs were $2.29 million for the third quarter of 2002, compared to $585,000 for the third quarter of 2001. The net charge-offs represent annualized rates of 0.51% and 0.14% of average total loans for the third quarter of 2002 and 2001, respectively.

Noninterest income increased $2.23 million, or 22.9%, compared to the third quarter of 2001. This increase was the result of growth in deposits and service charges, growth in revenues from trust, cash management, and other services, and higher income from sales of loans. Gains from securities transactions decreased $399,000. Noninterest expense increased $589,000, or 2.38%, compared to the third quarter of 2001. Increases in salaries and employee benefits and other operating expenses were partially offset by the elimination of goodwill amortization. Income tax expense increased $714,000 compared to the third quarter of 2001 due to higher income in 2002. The effective tax rate on income before taxes was 33.72%, down from 35.54% in the third quarter of 2001.

Year-to-Date

Net interest income for the first nine months of 2002 increased $3.07 million compared to the first nine months of 2001 due to growth in loans. Average loans increased $78.7 million from the first nine months of 2001. The net interest margin for the first nine months of 2002 increased to 4.48% from 4.46% for the same period of 2001. Declining interest rates during the period from September 30, 2001 to September 30, 2002 produced a negative interest rate variance that offset the majority of the effect of positive volume and mix variances. The Company’s interest-bearing liabilities reprice more rapidly than its earning assets. Consequently, during the 12-month period following an interest rate reduction, the Company’s net interest spread may increase as the rates on its interest-bearing liabilities reprice more rapidly than the rates on its earning assets. However, in the current rate environment of historically low interest rates the Company’s ability to reduce its liability rates may be limited causing additional pressure on the net interest margin. Additionally, in a low rate environment, the value of the Company’s noninterest bearing funds is reduced causing a decrease in the Company’s net interest margin. In light of the above, and assuming no change in the volume or mix of the Company’s loans and deposits, the Company’s net interest income would reasonably be expected to decline over the next several quarters.

The Company provided $3.62 million for loan losses in the first nine months of 2002, compared to $1.39 million for the same period of 2001. The higher provisions in 2002 were due to loan growth, additional classified and nonperforming loans, loan charge-offs, and management’s assessment of the economic outlook. Net loan charge-offs were $4.45 million for the first nine months of 2002, compared to $1.78 million for the first nine months of 2001. The net charge-offs represent annualized rates of 0.34% and 0.14% of average total loans for the first nine months of 2002 and 2001, respectively.

Noninterest income increased $6.09 million, or 22.3%, compared to the first nine months of 2001. This increase was the result of growth in deposits and service charges, and growth in revenues from trust, cash management and other services, and higher income from sales of loans. Gains from securities transactions decreased $412,000. Noninterest expense increased $1.64 million, or 2.27%, compared to the first nine months of 2001. Increases in salaries and employee benefits and other operating expenses were partially offset by decreases in occupancy and fixed assets expense, and the elimination of goodwill amortization. Income tax expense increased $1.19 million compared to the first nine months of 2001 due to higher income in 2002. The effective tax rate on income before taxes was 33.61%, down from 35.42% in the first nine months of 2001.

FINANCIAL POSITION

Cash and due from banks, interest-bearing deposits with banks, and federal funds sold decreased a combined total of $34.8 million from December 31, 2001 and $1.78 million from September 30, 2001. These decreases were mainly due to growth in securities and loans.

Total securities increased $20.8 million compared to December 31, 2001 and $17.6 million compared to September 30, 2001. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale was $23.9 million at the end of the third quarter of 2002, compared to a gain of $13.9 million at December 31, 2001 and a gain of $16.5 million at September 30, 2001. The average taxable equivalent yield on the securities portfolio for the third quarter decreased to 5.30% from 5.85% for the same quarter of 2001.

Total loans increased $68.5 million from December 31, 2001 and $78.5 million from September 30, 2001, due to internal growth. The allowance for loan losses decreased $824,000 from year-end 2001 and $1.29 million from the third quarter of 2001. The allowance as a percentage of total loans was 1.33%, 1.43% and 1.46% at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. The allowance to nonperforming and restructured loans at the same dates was 179.54%, 184.24% and 204.73%, respectively.

Nonperforming and restructured loans totaled $13.2 million at September 30, 2002, compared to $13.3 million at December 31, 2001 and $12.2 million at September 30, 2001. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.74%, 0.78% and 0.71%, respectively. It is reasonable to expect nonperforming loans and loan losses to rise over time to historical norms as a result of economic and credit cycles.

Total deposits increased $44.3 million compared to December 31, 2001 and $72.3 million compared to September 30, 2001 due to internal growth. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 11.08% of total deposits at September 30, 2002.

Short-term borrowings decreased $19.8 million from December 31, 2001, and increased $1.04 million from September 30, 2001. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings increased $7.01 million from year-end 2001and $5.62 million from the third quarter of 2001. The Company uses these borrowings from the Federal Home Loan Bank primarily to match-fund long-term fixed-rate loans.

Stockholders’ equity increased to $244 million from $223 million at year-end 2001 due to accumulated earnings and an increase in the unrealized gain on securities. Compared to September 30, 2001, stockholders’ equity increased $24.7 million. Average stockholders’ equity to average assets for the first nine months of 2002 was 8.41%, compared to 7.72% for the first nine months of 2001. The Company’s leverage ratio and total risk-based capital ratio were 8.18% and 12.69%, respectively, at September 30, 2002, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION
SELECTED CONSOLIDATED FINANCIAL DATA
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Per Common Share Data
Net income – basic	$1.09	$0.83	$3.09	$2.54
Net income – diluted	1.07	0.82	3.05	2.51
Cash dividends	0.20	0.18	0.58	0.54
Performance Data
Return on average assets	1.28%	1.01%	1.23%	1.05%
Return on average stockholders’ equity	14.76	12.90	14.63	13.66
Cash dividend payout ratio	18.35	21.69	18.77	21.26
Net interest spread	3.94	3.53	3.89	3.56
Net interest margin	4.51	4.36	4.48	4.46
Efficiency ratio	63.43	68.77	63.98	67.96

		September 30,		December 31, 2001
		2002	2001
Balance Sheet Data
Book value per share		$30.11	$26.60	$27.02
Tangible book value per share		27.42	23.83	24.34
Average loans to deposits (year-to-date)		73.75%	71.85%	72.12%
Average earning assets to total assets (year-to-date)		90.72	90.02	90.11
Average stockholders’ equity to average assets (year-to-date)		8.41	7.72	7.86
Asset Quality Ratios
Nonperforming and restructured loans to total loans		0.74%	0.71%	0.78%
Nonperforming and restructured assets to total assets		0.59	0.56	0.58
Allowance for loan losses to total loans		1.33	1.46	1.43
Allowance for loan losses to nonperforming and restructured loans		179.54	204.73	184.24

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES
(Unaudited)
Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2002			2001
	Average Balance	Interest Income/Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$1,767,714	$31,689	7.11%	$1,694,379	$36,010	8.43%
Investments – taxable	522,054	6,816	5.18	492,957	7,267	5.85
Investments—tax exempt	42,434	718	6.71	54,980	811	5.85
Federal funds sold	172,935	748	1.72	195,545	1,788	3.63

Total earning assets	2,505,137	39,971	6.33	2,437,861	45,876	7.47

Nonearning assets:
Cash and due from banks	122,659			148,041
Interest receivable and other assets	143,877			146,524
Allowance for loan losses	(24,026)			(24,967)

Total nonearning assets	242,510			269,598

Total assets	$2,747,647			$2,707,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$355,629	653	0.73%	$330,772	1,385	1.66%
Savings deposits	576,914	2,814	1.94	467,533	3,280	2.78
Time deposits	889,197	6,803	3.04	1,018,231	12,884	5.02
Short-term borrowings	33,919	146	1.71	56,139	531	3.75
Long-term borrowings	31,636	478	5.99	25,737	410	6.32
9.65% Capital Securities	25,000	612	9.71	25,000	612	9.71

Total interest-bearing liabilities	1,912,295	11,506	2.39	1,923,412	19,102	3.94

Interest-free funds:
Noninterest-bearing deposits	570,297			537,788
Interest payable and other liabilities	26,825			34,623
Stockholders’ equity	238,230			211,636

Total interest free funds	835,352			784,047

Total liabilities and stockholders’ equity	$2,747,647			$2,707,459

Net interest income		$28,465			$26,774

Net interest spread			3.94%			3.53%

Net interest margin			4.51%			4.36%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES
(Unaudited)
Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2002			2001
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$1,757,573	$95,220	7.24%	$1,678,887	$111,590	8.89%
Investments – taxable	515,123	20,800	5.40	498,749	22,481	6.03
Investments—tax exempt	44,232	2,246	6.79	50,748	2,614	6.89
Federal funds sold	164,215	2,110	1.72	175,917	5,767	4.38

Total earning assets	2,481,143	120,376	6.49	2,404,301	142,452	7.92

Nonearning assets:
Cash and due from banks	131,819			145,964
Interest receivable and other assets	146,114			145,807
Allowance for loan losses	(24,082)			(25,234)

Total nonearning assets	253,851			266,537

Total assets	$2,734,994			$2,670,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$360,944	2,337	0.87%	$349,933	4,830	1.85%
Savings deposits	540,240	8,107	2.01	449,286	11,114	3.31
Time deposits	915,985	23,014	3.36	1,014,683	41,714	5.50
Short-term borrowings	37,463	488	1.74	42,819	1,443	4.51
Long-term borrowings	31,098	1,407	6.05	26,011	1,232	6.33
9.65% Capital Securities	25,000	1,835	9.81	25,000	1,835	9.81

Total interest-bearing liabilities	1,910,730	37,188	2.60	1,907,732	62,168	4.36

Interest-free funds:
Noninterest-bearing deposits	565,822			522,882
Interest payable and other liabilities	28,505			34,029
Stockholders’ equity	229,937			206,195

Total interest free funds	824,264			763,106

Total liabilities and stockholders’ equity	$2,734,994			$2,670,838

Net interest income		$83,188			$80,284

Net interest spread			3.89%			3.56%

Net interest margin			4.48%			4.46%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrants disclosures regarding market risk since December 31, 2001, the date of its annual report to stockholders.

Item 4.    Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this report. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

4.1
Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)

4.2	Indenture dated as of February 4, 1997 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)

4.3
Series A Capital Securities Guarantee Agreement dated as of February 4, 1997 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)

4.4
Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

99.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)  No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION (Registrant)

Date November 14, 2002	/s/ Randy P. Foraker (Signature)
Randy P. Foraker Senior Vice President and Controller; Assistant Secretary/Treasurer (Principal Accounting Officer)

CERTIFICATIONS

I, David E. Rainbolt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BancFirst Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 14, 2002	/s/ David E. Rainbolt (Signature)
David E. Rainbolt President and Chief Executive Officer

I, Joe T. Shockley, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BancFirst Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 14, 2002	/s/ Joe T. Shockley, Jr. (Signature)
Joe T. Shockley, Jr. Chief Financial Officer