Form 10-K
period 2002-12-31
BANCFIRST CORP /OK/
filed 2003-03-31
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 North Broadway, Oklahoma City, Oklahoma 73102

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code:  (405) 270-1086

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00

Par Value Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 28, 2002 was approximately $150,744,000.

As of February 28, 2003, there were 7,806,890 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the May 22, 2003 Annual Meeting of Stockholders of registrant (the “2003 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

FORM 10-K

CROSS-REFERENCE INDEX

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is an Oklahoma business corporation and a financial holding company under Federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered, Federal Reserve member bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust I, a Delaware Business Trust organized in January 1997, 75% of Century Life Assurance company, an Oklahoma chartered insurance company, and 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities.

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

The Company’s strategy focuses on providing a full range of commercial banking services to retail customers and small to medium-sized businesses both in the non-metropolitan trade centers of Oklahoma and the metropolitan markets of Oklahoma City, Tulsa, Lawton, Muskogee, Norman and Shawnee. The Company operates as a “super community bank”, managing its community banking offices on a decentralized basis, which permits them to be responsive to local customer needs. Underwriting, funding, customer service and pricing decisions are made by Presidents in each market within the Company’s strategic parameters. At the same time, the Company generally has a larger lending capacity, broader product line and greater operational efficiencies than its principal competitors in the non-metropolitan market areas (which typically are independently-owned community banks). In the metropolitan markets served by the Company, the Company’s strategy is to focus on the needs of local businesses that are not served effectively by larger institutions.

The Bank maintains a strong community orientation by, among other things, appointing selected members of the communities in which the Bank’s branches are located to a local consulting board that assists in introducing prospective customers to the Bank and in developing or modifying products and services to meet customer needs. As a result of the development of broad banking relationships with its customers and the convenience and service of the Bank’s multiple offices, the Bank’s lending and investing activities are funded almost entirely by core deposits.

The Bank centralizes virtually all of its back office, support and investment functions in order to achieve consistency and cost efficiencies in the delivery of products and services. The Bank provides centralized services such as data processing, operations support, bookkeeping, accounting, loan review, compliance and internal auditing to the Bank’s community banking offices to enhance their ability to compete effectively. The Bank also provides centrally certain specialized financial services that require unique expertise. The community banking offices assist the Bank in maintaining its competitive position by actively participating in the development of new products and services needed by their customers and in making desirable changes to existing products and services.

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

The Bank’s primary lending activity is the financing of business and industry in its market areas. Its commercial loan customers are generally small to medium-sized businesses engaged in light manufacturing, local wholesale and retail trade, services, agriculture, and the energy industry. Most forms of commercial lending are offered, including commercial mortgages, other forms of asset-based financing and working capital lines of credit. In addition, the Bank offers Small Business Administration (“SBA”) guaranteed loans through BancFirst Commercial Capital, a division established in 1991.

Consumer lending activities of the Bank consist of traditional forms of financing for automobiles, both direct and indirect, residential mortgage loans, home equity loans, and other personal loans. In addition, the Bank is one of Oklahoma’s largest providers of guaranteed student loans.

The Bank’s range of deposit services include checking accounts, NOW accounts, savings accounts, money market accounts, sweep accounts, club accounts, individual retirement accounts and certificates of deposit. Overdraft protection and autodraft services are also offered. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). In addition, certain Bank employees are licensed insurance agents qualified to offer tax deferred annuities.

Trust services offered through BancTrust, the Bank’s trust division, consist primarily of investment management and administration of trusts for individuals, corporations and employee benefit plans. Investment options include collective equity and fixed income funds managed by BancTrust and advised by nationally recognized investment management firms.

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

The Company had approximately 1,400 full-time equivalent employees as of December 31, 2002. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

Market Areas and Competition

The banking environment in Oklahoma is very competitive. The geographic dispersion of the Company’s banking locations presents several different levels and types of competition. In general, however, each location competes with other banking institutions, savings and loan associations, brokerage firms, personal loan finance companies and credit unions within their respective market areas. The communities in which the Bank maintains offices are generally local trade centers throughout Oklahoma. The major areas of competition include interest rates charged on loans, interest rates paid on deposits, levels of service charges on deposits, completeness of product line and quality of service.

Management believes the Company is in an advantageous competitive position operating as a “super community bank.” Under this strategy, the Company provides a broad line of financial products and services to small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency through product standardization and centralization of processing and other functions. Each full service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions, subject to a tiered approval process for larger credits. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and neither offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions.

Marketing to existing and potential customers is performed through a variety of media advertising, direct mail and direct personal contacts. The Company monitors the needs of its customer base through its Product Development

Group, which develops and enhances products and services in response to such needs. Sales, customer service and product training are coordinated with incentive programs to motivate employees to cross-sell the Bank’s products and services.

Control of the Company

Affiliates of the Company beneficially own approximately 58.96% of the shares of the Common Stock outstanding. Under Oklahoma law, holders of a majority of the outstanding shares of Common Stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the affiliates have the ability to control the business and affairs of the Company.

Recent Developments

In January 2003, BancFirst Corporation repurchased 320,000 shares of its common stock for $14.4 million. The shares were repurchased through a market-maker in the Company’s stock and was not a part of the Company’s ongoing Stock Repurchase Program.

Supervision and Regulation

The following discussion sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their subsidiaries and provides certain specific information relevant to the Company, which is both a bank holding company and a financial holding company. This regulatory framework is intended primarily for the protection of depositors and not for the protection of the Company’s stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations or regulatory policies applicable to the Company or its subsidiaries may have a material effect on the business of the Company.

General

As a registered bank holding company and financial holding company, the Company is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Bank is organized as an Oklahoma state banking association, which is subject to regulation, supervision and examination by the Oklahoma State Banking Department, the Federal Deposit Insurance Corporation (the “FDIC”) and the Federal Reserve Board. In addition to banking laws, regulations and regulatory agencies, the Company and its subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Company and its ability to make distributions to stockholders.

Financial Holding Company Regulation

A financial holding company, and the companies under its control, are permitted to engage in activities considered “financial in nature,” as defined by the Gramm-Leach-Bliley Act of 1999 (the “Gramm-Leach-Bliley Act”) and Federal Reserve Board interpretations (including, without limitation, insurance and securities activities), and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. The Gramm-Leach-Bliley Act also permits banks to engage in activities considered financial in nature through a “financial subsidiary,” subject to certain conditions and limitations and with the approval of the Federal Reserve Board.

For a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act, (1) all of its depository institutions must be “well capitalized” and “well managed,” as defined in Federal Reserve Regulation Y, and (2) it must file a declaration with the Board of Governors of the Federal Reserve System that it elects to be a “financial holding company” (“financial holding company”). See “Capital Adequacy Guidelines,” and “FDICIA and Related Regulations,” below, for a description of the capital guidelines for depository institutions. In addition, to commence any new permitted by the Gramm-Leach-Bliley Act and to acquire any company engaged in any new activities permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act (the “CRA”). Effective March 2000, the Company elected to become a financial holding company.

The Gramm-Leach-Bliley Act, which generally became effective March 11, 2000:

•	terminates the restrictions of the Bank Holding Company Act of 1956, as amended (the “BHCA”), that prohibit banks from affiliating with insurance companies;

•	terminates the restrictions of the Banking Act of 1933, as amended (the “Glass-Steagall Act”) that prohibit affiliates of banks from conducting certain securities underwriting activities; and

•	permits bank holding companies to conduct other activities that the Federal Reserve Board and the United States Department of Treasury determine to be financial in nature or incidental to a financial activity or the Federal Reserve Board determines to be complimentary to a financial activity.

The Federal Reserve Board, by regulation, has determined that, subject to expressed limitations, the following activities are permissible for financial holding companies and may be engaged in, without providing prior notice to and without obtaining prior approval of the Federal Reserve Board:

•	securities underwriting, dealing and market making

•	sponsoring mutual funds and investment companies

•	insurance underwriting and agency

•	merchant banking activities

•	providing advisory management consulting services;

•	acting as a finder in bringing together one or more buyers or sellers of any product or service for transactions that parties themselves negotiate and consummate;

•	operating a travel agency; and

•	any activity permissible for a bank holding company.

A financial holding company may conduct any of these activities so long as the financial holding company notifies the Federal Reserve Board within 30 days after the financial holding company commences such activities or acquires a company that engages in such activities. If a financial holding company wishes to engage in activities that are “financial in nature or incidental to a financial activity” but not yet specifically authorized by the Federal Reserve Board, the financial holding company must file an application with the Federal Reserve Board. If both the Federal Reserve Board and Department of Treasury approve the application, the financial holding company may commence the new activity. The Federal Reserve Board may also approve a new activity that is complementary to a financial activity, but the financial holding company must make an additional showing that the activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

National banks are also authorized by the Gramm-Leach-Bliley Act to engage, through “financial subsidiaries, in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank’s capital outstanding investments in financial subsidiaries). The Gramm-Leach-Bliley Act provides that state banks may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

The Gramm-Leach-Bliley Act also modified laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including the Company, from disclosing nonpublic personal financial information to third parties unless customers have the opportunity to “opt out” of the disclosure.

A bank holding company that does not elect to become a financial holding company may remain a bank holding company. A bank holding company’s regulatory requirements remain substantially the same with two exceptions. First, a bank holding company and its subsidiaries are subject to the new customer privacy regulations of the Gramm-Leach-Bliley Act. Second, a bank that engages in securities brokerage activities may be required, under certain circumstances, to move its securities brokerage activities to a subsidiary or non-bank affiliate that is a broker-dealer registered with the NASD.

The Gramm-Leach-Bliley Act preserves the role of the Federal Reserve Board as the umbrella supervisor for both financial holding companies and bank holding companies while at the same time incorporating a system of functional regulation designed to take advantage of the strengths of the various federal and state regulators. In particular, the Gramm-Leach-Bliley Act replaces the broad exemption from Securities and Exchange Commission (“SEC”) regulation that banks previously enjoyed with more limited exemptions, and it reaffirms that states are the regulators for the insurance activities of all persons, including federally-chartered banks.

Bank Holding Company Act and other Applicable Laws

Bank Holding Company Regulation

In addition to being a financial holding company, the Company remains a bank holding company and, as such, is regulated under the BHCA and is subject to the supervision of the Federal Reserve Board. Under the BHCA, bank holding companies that are not financial holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank or another bank holding company, without the Federal Reserve Board’s prior approval. Also, bank holding companies generally may engage only in banking and other activities that are determined by the Federal Reserve Board to be closely related to banking. The Federal Reserve Board has by regulation determined that such activities include operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; servicing loans and other extensions of credit; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; owning and operating savings and loan associations; and leasing personal property on a full pay-out, nonoperating basis. In the event a bank holding company elects to become a financial holding company, it would no longer be subject to the general requirements of the BHCA that it obtain the Federal Reserve Board’s approval prior to acquiring more than 5% of the voting shares, or substantially all of the assets, of a company that is not a bank or bank holding company. A bank holding company that does not qualify as a financial holding company is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for bank holding companies prior to the date of enactment of the Gramm-Leach-Bliley Act.

Control Acquisitions

Subject to certain exceptions, the Change in Bank Control Act (the “Control Act”) and regulations promulgated thereunder by the Federal Reserve Board require any person acting directly or indirectly, or through or in concert with one or more persons, to give the Federal Reserve 60 days’ written notice before acquiring control of a bank holding company. Transactions which are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 25% or more of any class of voting securities of the institution. The acquisition may not be consummated subsequent to such notice if the Federal Reserve Board issues a notice within 60 days, or within certain extensions of such period, disapproving the same.

Interstate Banking and Branching

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount set by state law). Legislation passed by the Oklahoma legislature in 2000 eliminated the previously existing requirement that Oklahoma banks be in existence for a minimum of five years before being acquired by, or merged into, another bank, or acquired by an existing bank holding company, and increased the “deposit cap” from 15% to 20%, with the result that a business combination involving Oklahoma-chartered banks may not result in the control by the combined institution of more than 20% of the total deposits of insured depositary institutions located in Oklahoma.

Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks had “opted out” of interstate branching by enacting specific legislation prior to June 1, 1997, in which case out-of-state banks would generally not be able to branch into that state, and banks headquartered in that state would not be permitted to branch into other states. Oklahoma elected to “opt-in” to interstate branching effective May 1997 and established a 12.25% deposit cap that was subsequently increased to 20%. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank may open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching. Oklahoma law permits de novo branching and, accordingly, Oklahoma state-chartered banks such as BancFirst are able to establish an unlimited number of de novo branches in Oklahoma.

Support for Bank Subsidiaries

The Federal Reserve Board has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Pursuant to such regulations, the Federal Reserve Board may require the Company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. Under the Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits. See “FDICIA and Related Regulations,” below. Under the BHCA, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines

The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Core, or “Tier 1,” capital, consists of common and qualifying preferred stockholders’ equity, less certain intangibles and other adjustments. Supplementary, or “Tier 2,” capital, includes, among other items, certain other debt and equity investments that do not qualify as Tier 1 capital. Market risk, or “Tier 3,” capital, includes qualifying unsecured subordinated debt. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%.

Applicable banking regulations also require banking organizations such as the Bank to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3%. The principal objective of this measure is to place a constraint on the maximum degree to which banks can leverage their equity capital base. These ratio requirements are minimums. Any institution operating at or near those levels would be expected by the regulators to have well-diversified risk, including no undue interest rate risk exposures, excellent asset quality, high liquidity, and good earnings and, in general, would have to be considered a strong banking organization. All other organizations and any institutions experiencing or anticipating significant growth are expected to maintain capital ratios at least one to two percent above the minimum levels, and higher capital ratios can be required if warranted by particular circumstances or risk profile.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) for classifying insured depository institutions, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures, and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized.

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of December 31, 2002, the Bank had a Tier 1 ratio of 10.14%, a combined Tier 1 and Tier 2 ratio of 11.38%, and a leverage ratio of 7.30% and, accordingly, was considered to be “well capitalized” as of such date.

In addition, the Federal Reserve Board has established minimum risk based capital guidelines and leverage ratio guidelines for bank holding companies that are substantially similar to those adopted by bank regulatory agencies with respect to depository institutions. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. As of December 31, 2002, the company had a Tier 1 ratio of 12.03%, a combined Tier 1 and Tier 2 ratio of 13.25%, and a leverage ratio of 8.69% and, accordingly, was in compliance with all of the Federal Reserve Board’s capital guidelines.

FDICIA and Related Regulations

FDCIA, among other things, requires the respective Federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within the five capital categories described above. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5 percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

Significantly or critically undercapitalized institutions and undercapitalized institutions that do not submit and comply with capital restoration plans acceptable to the applicable federal banking regulator are subject to one or more of the following sanctions: (i) forced sale of shares to raise capital, or, where grounds exist for the appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) replacement of directors or senior executive directors; (vi) prohibitions on the receipt of correspondent deposits; (vii) restrictions on capital distributions by the holding companies of such institutions; (viii) required divestiture of subsidiaries by the institution; or (ix) other restrictions, as determined by the regulator. In addition, the compensation of executive officers will be frozen at the level in effect when the institution failed to meet the capital standards and may be increased only with the applicable federal banking regulator’s prior written approval. The applicable federal banking regulator is required to impose a forced sale of shares or merger, restrictions on affiliate transactions and restrictions on rates paid on deposits unless it determines that such actions would not further an institution’s capital improvement. In addition to the foregoing, a critically undercapitalized institution would be prohibited from making any payment of principal or interest on subordinated debt without the concurrence of its regulator and the FDIC, beginning 60 days after the institution becomes critically undercapitalized. A critically undercapitalized institution may not, without FDIC approval: (i) enter into material transactions outside of the ordinary course of business; (ii) extend credit on highly leveraged transactions; (iii) amend its charter or bylaws; (iv) make any material change in its accounting methods; (v) engage in any covered transactions with affiliates; (vi) pay excessive compensation or bonus (as defined); or (vii) pay rates on liabilities significantly in excess of market rates. As of December 31, 2002 and the date of this Report, the Bank is considered “well capitalized.”

Federal banking regulations also provide that if an insured depository institution receives a less than satisfactory examination rating for asset quality, management, earnings, liquidity or interest rate sensitivity, or market risk, the examining agency may deem such financial institution to be engaging in an unsafe or unsound practice. The potential consequences of being found to have engaged in an unsafe or unsound practice are significant because the appropriate federal regulatory agency may:

•	if the financial institution is well-capitalized, reclassify the financial institution as adequately capitalized;

•	if the financial institution is adequately capitalized, take any of the prompt corrective actions authorized for undercapitalized financial institutions and impose restrictions on capital distributions and management fees;

•	if the financial institution is undercapitalized, take any of the prompt corrective actions authorized for significantly undercapitalized financial institutions.

Such evaluation will be made as a part of the institution’s regular safety and soundness examination. These guidelines did not have a material impact on the Company’s or BancFirst’s regulatory capital ratios or their well capitalized status.

Regulatory Restrictions on Dividends

BancFirst, as a member bank of the Federal Reserve System, may not declare a dividend without the approval of the Federal Reserve Board unless the dividend to be declared by BancFirst does not exceed the total of (i) BancFirst’s net profits (as defined and interpreted by regulation) for the current year to date plus (ii) its retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, BancFirst can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts (as defined by regulation). Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Additionally, state and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. See “Capital Adequacy Guidelines,” above. Adherence to such standards further limits the ability of banks to pay dividends. The payment of dividends by any subsidiary bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

Deposit Insurance and Assessments

BancFirst is insured by the FDIC and is required to pay certain fees and premiums to the Bank Insurance Fund (“BIF”). These deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation, with the well-capitalized banks with the highest supervisory rating paying lower or no premiums and the critically undercapitalized banks paying up to 0.27% of deposits. BancFirst is currently being assessed at the lowest rate of zero percent.

Under the Deposit Insurance Funds Act of 1996 (the “Funds Act”), beginning in 1997 banks insured under the BIF were required to pay a part of the interest on bonds issued by the Financing Corporation (“FICO”) in the late 1980s to recapitalize the defunct Federal Savings and Loan Insurance Corporation. Before the Funds Act, FICO payments were made only by depository institutions that were members of the Savings Association Insurance Fund (the “SAIF”). Under the Funds Act, until January 1, 2000, BIF members were assessed for FICO payments at only one-fifth the rate of assessment on SAIF members. The Funds Act required that, as of January 1, 2000, all BIF- and SAIF- insured institutions pay FICO assessments at the same rate. For the first quarter of 2003, FICO rates have been set at .0168% for both BIF and SAIF members. The FICO assessment rates for both BIF and SAIF members for 2002 were:

Fourth Quarter	.0170%
Third Quarter	.0172%
Second Quarter	.0176%
First Quarter	.0182%

State Regulation

BancFirst is an Oklahoma-chartered state bank. Accordingly, BancFirst’s operations are subject to various requirements and restrictions of state law relating to loans, lending limits, interest rates payable on deposits, investments, mergers and acquisitions, borrowings, dividends, capital adequacy, and other matters. Because BancFirst is a member of the Federal Reserve System, Oklahoma law provides that BancFirst must maintain reserves against deposits as required by the Federal Reserve Act. BancFirst is subject to primary supervision, periodic examination and regulation by the Oklahoma State Banking Department and the Federal Reserve Board. The Oklahoma State Bank Commissioner is authorized by statute to accept a Federal Reserve System examination in lieu of a state examination. In practice, the Federal Reserve Board and the Oklahoma State Banking Department alternate examinations of BancFirst. If, as a result of an examination of a bank, the Oklahoma State Banking Department determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the management of the bank is violating or has violated any law or regulation, various remedies, including the remedy of injunction, are available to the Oklahoma State Banking Department. Oklahoma also permits the acquisition of an unlimited number of wholly-owned bank subsidiaries so long as aggregate deposits at the time of acquisition in a multi-bank holding company do not exceed 20% of the total amount of deposits of insured depository institutions located in Oklahoma.

Governmental Monetary and Fiscal Policies

The commercial banking business is affected directly by the monetary policies of the Federal Reserve Board and by the fiscal policies of federal, state and local governments. The Federal Reserve Board, in fulfilling its role of stabilizing the nation’s money supply, utilizes several operating tools, all of which directly impact commercial bank operations. The primary tools used by the Federal Reserve Board are changes in reserve requirements on member bank deposits and other borrowings, open market operations in the U.S. Government securities market, and control over the availability and cost of members’ direct borrowings from the “discount window.” Banks act as financial intermediaries in the debt capital markets and are active participants in these markets daily. As a result, changes in governmental monetary and fiscal policies have a direct impact upon the level of loans and investments, the availability of sources of lendable funds, and the interest rates earned from and paid on these instruments. It is not possible to predict accurately the future course of such government policies and the residual impact upon the operations of the Company.

Recent Legislation

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”). The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is the most far-reaching U.S. securities legislation enacted in recent history. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters: audit committees; certification of financial statements by the chief executive office and the chief financial officer; the forfeiture of bonuses and profits made by directors and senior officers in the twelve month period covered by restated financial statements; a prohibition on insider trading during pension plan back out periods; disclosure of off-balance sheet transactions; a prohibition on personal loans to directors and officers (excluding federally insured financial institutions); expedited filing requirements for stock transaction reports by officers and directors; disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; “real time” filing of periodic reports; the formation of a public accounting oversight board; auditor independence; and various increased criminal penalties for violations of securities laws.

The SOA contains provisions that became effective upon enactment on July 30, 2002 and provisions that will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Regulation W

Transactions between a bank and its “affiliates” are governed by Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Board has also recently issued Regulation W, effective April 1, 2003, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and provides interpretative guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•	to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;

•	a purchase of, or an investment in, securities issued by an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;

•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

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

Item 2. Properties.

The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank and 81 branches. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties.

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

Item 4. Submission of Matters to Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5. Market for the Company’s Common Stock and Related Stockholder Matters.

The Company’s Common Stock is listed on the Nasdaq National Market System (“NASDAQ/NMS”) and is traded under the symbol “BANF”. The following table sets forth, for the periods indicated, (i) the high and low sales prices of the Company’s Common Stock as reported in the NASDAQ/NMS consolidated transaction reporting system and (ii) the quarterly dividends declared on the Common Stock.

	Price Range
	High	Low	Cash Dividends Declared
2002
First Quarter	$39.750	$34.450	$0.18
Second Quarter	$46.400	$39.010	$0.20
Third Quarter	$50.120	$42.750	$0.20
Fourth Quarter	$51.750	$46.410	$0.22

2001
First Quarter	$42.031	$37.625	$0.18
Second Quarter	$40.260	$38.370	$0.18
Third Quarter	$44.000	$34.100	$0.18
Fourth Quarter	$38.750	$33.750	$0.18

As of February 28, 2003 there were approximately 400 holders of record of the Common Stock.

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate.

BancFirst Corporation is a legal entity separate and distinct from the Bank, and its ability to pay dividends is substantially dependent upon dividend payments received from the Bank. Various laws, regulations and regulatory policies limit the Bank’s ability to pay dividends to BancFirst Corporation, as well as BancFirst Corporation’s ability to pay dividends to its shareholders. See “Liquidity and Funding” and “Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Description of Business—Supervision and Regulation” and Note 14 of the Notes to Consolidated Financial Statements for further information regarding limitations on the payment of dividends by BancFirst Corporation and the Bank.

Item 6. Selected Financial Data.

Incorporated by reference from “Selected Consolidated Financial Data” contained on page A-3 of the attached Appendix.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from “Financial Review” contained on pages A-2 through A-15 of the attached Appendix.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from “Financial Review—Market Risk” contained on page A-15 of the attached Appendix.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-16 through A-46 of the attached Appendix, and include the following:

a.	Reports of Independent Accountants
b.	Consolidated Balance Sheet
c.	Consolidated Statement of Income
d.	Consolidated Statement of Stockholders’ Equity
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

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 401 of Regulation S-K will be contained in the 2003 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2003 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2003 Proxy Statement under the caption “Compensation of Directors and Executive Officers” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K will be contained in the 2003 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and is hereby incorporated by reference. The information required by Item 403 of Regulation S-K will be contained in the 2003 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K will be contained in the 2003 Proxy Statement under the caption “Transactions with Management” and is hereby incorporated by reference.

Item 14. Controls and Procedures.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Report of Independent Accountants

Consolidated Balance Sheet at December 31, 2002 and 2001

Consolidated Statement of Income for the three years ended December 31, 2002

Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2002

Consolidated Statement of Cash Flows for the three years ended December 31, 2002

Notes to Consolidated Financial Statements

The above financial statements are incorporated by reference from pages A-16 through A-45 of the attached Appendix.

(2)	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst (filed as Exhibit 1 to BancFirst’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

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

4.4

Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

10.1

United Community Corporation (now BancFirst Corporation) Stock Option Plan (filed as Exhibit 10.09 to the Company’s Registration Statement on Form S-4, file No. 33-13016 and incorporated herein by reference).

10.2

BancFirst Corporation Employee Stock Ownership and Thrift Plan (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

10.3

1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4

1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5

1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6

BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.7

BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.8

Stock Purchase Agreement dated November 14, 2000 among BancFirst Corporation, Pickard Limited Partnership and Century Life Assurance Company (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

99.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.

(b)	No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2003	BANCFIRST CORPORATION (Registrant)

/s/ David E. Rainbolt David E. Rainbolt President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2003.

/s/ H.E. Rainbolt	/s/ David E. Rainbolt
H. E. Rainbolt	David E. Rainbolt
Chairman of the Board	President, Chief Executive
(Principal Executive Officer)	Officer and Director
(Principal Executive Officer)

/s/ Marion C. Bauman	/s/ Dennis L. Brand
Marion C. Bauman	Dennis L. Brand
Director	Executive Vice President and Director
(Principal Executive Officer)

/s/ C. L. Craig, Jr.
C. L. Craig, Jr.	William H. Crawford
Director	Director

/s/ James R. Daniel	/s/ K. Gordon Greer
James R. Daniel	K. Gordon Greer
Vice Chairman of the Board	Vice Chairman of the Board
(Principal Executive Officer	(Principal Executive Officer)

/s/ Robert A. Gregory	/s/ John C. Hugon
Robert A. Gregory	John C. Hugon
Vice Chairman of the Board	Director
(Principal Executive Officer)

J. R. Hutchens, Jr.	William O. Johnstone
Director	Vice Chairman of the Board
(Principal Executive Officer)

J. Ralph McCalmont	Tom H. McCasland, Jr.
Director	Director

Melvin Moran	Ronald J. Norick
Director	Director

/s/ Paul B. Odom, Jr.
Paul B. Odom, Jr.	David Ragland
Director	Director

/s/ Joe T. Shockley, Jr.	/s/ Randy Foraker
Joe T. Shockley, Jr.	Randy Foraker
Executive Vice President,	Senior Vice President,
Chief Financial Officer and Director	Controller and Treasurer
(Principal Financial Officer)	(Principal Accounting Officer)

CERTIFICATIONS

I, David E. Rainbolt, certify that:

1.	I have reviewed this annual report on Form 10-K of BancFirst Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date “); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 26, 2003	/s/ David E. Rainbolt (Signature) David E. Rainbolt President and Chief Executive Officer

I, Joe T. Shockley, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of BancFirst Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date “); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 26, 2003	/s/ Joe T. Shockley, Jr. (Signature) Joe T. Shockley, Jr. Executive Vice President and Chief Financial Officer

APPENDIX A

BancFirst Corporation

INDEX TO FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

Pages
Financial Review	A-2 to A-15

Selected Consolidated Financial Data	A-3

Reports of Independent Accountants	A-16

Consolidated Balance Sheet	A-18

Consolidated Statement of Income	A-19

Consolidated Statement of Stockholders’ Equity	A-20

Consolidated Statement of Cash Flows	A-21

Notes to Consolidated Financial Statements	A-22 to A-46

FINANCIAL REVIEW

The following discussion is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 2002 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Selected Consolidated Financial Data included herein.

SUMMARY

BancFirst Corporation achieved its twelfth year of record earnings in 2002, with nearly every measure of the Company’s financial performance improving for the year. Net income grew 20% to $33.6 million from $28 million for 2001, as a result of loan growth, a stable net interest margin, moderate loan losses, increased noninterest income, and the elimination of goodwill amortization. Diluted earnings per share grew 21.6% to $4.06 from $3.34 for 2001. Return on average assets increased to 1.22% from 1.05%, and return on average equity increased to 14.33% from 13.32% for 2001.

Total assets increased to $2.8 billion, or 1.44%, from $2.76 billion at year-end 2001. Total loans grew $97.4 million, or 5.67%, to $1.81 billion, while total deposits grew $27.3 million, or 1.14%, to $2.43 billion. The Company’s average loans to deposits increased to 73.89% from 72.12% for 2001. Stockholders’ equity increased $28.3 million, or 12.7%, to $252 million. Tangible book value per share increased to $28.25 from $24.34 at the end of 2001, an increase of 16.1%. Average stockholder’s equity to average assets increased to 8.53% from 7.86%.

Asset quality remained stable in 2002 with nonperforming and restructured assets to total assets increasing slightly to 0.60%, from 0.58% at year-end 2001. The allowance for loan losses to nonperforming and restructured loans was 175.16% at December 31, 2002, compared to 184.24% at the end of 2001.

The Company has continued to repurchase shares of its common stock under its ongoing Stock Repurchase Program (the “SRP”). During 2002, 186,599 shares were repurchased, compared to 119,519 shares in 2001. At December 31, 2002, there were 289,901 shares remaining that could be repurchased under the SRP. In January 2003, the Company repurchased 320,000 shares for $14.4 million, which was not a part of the SRP.

While 2002 was one of the Company’s most successful years, it will be challenging to maintain such level of performance in 2003. Continued historically low, or possibly even lower, interest rates would be expected to further compress the Company’s net interest margin. Slow economic growth could have an adverse effect on loan growth and asset quality. Additionally, recent changes in corporate governance, reporting and other regulatory requirements will result in higher costs. The Company will address these challenges over the coming year.

The Company’s principal subsidiary, BancFirst, is Oklahoma’s largest state-chartered bank and is the second largest Oklahoma-based bank. The Company has 82 banking locations serving 41 communities across Oklahoma.

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	At and for the Year Ended December 31,
	2002	2001	2000	1999	1998
Income Statement Data
Net interest income	$109,330	$104,932	$102,335	$93,235	$92,752
Provision for loan losses	5,276	1,780	4,045	2,521	2,211
Noninterest income	45,212	36,908	29,902	28,707	24,019
Noninterest expense	98,380	96,620	87,724	81,453	80,482
Net income	33,562	27,961	26,217	23,949	21,550
Balance Sheet Data
Total assets	$2,796,862	$2,757,045	$2,570,255	$2,335,807	$2,335,883
Securities	565,225	544,291	560,551	596,715	582,649
Total loans (net of unearned interest)	1,814,862	1,717,433	1,666,338	1,455,481	1,338,879
Allowance for loan losses	24,367	24,531	25,380	22,548	19,659
Deposits	2,428,648	2,401,328	2,267,397	2,082,696	2,024,800
Long-term borrowings	34,087	24,090	26,613	26,392	12,966
9.65% Capital Securities	25,000	25,000	25,000	25,000	25,000
Stockholders’ equity	251,508	223,168	196,958	164,714	201,917
Per Common Share Data
Net income – basic	$4.12	$3.38	$3.22	$2.79	$2.32
Net income – diluted	4.06	3.34	3.19	2.75	2.27
Cash dividends	0.80	0.72	0.66	0.58	0.50
Book value	30.91	27.02	23.65	20.30	21.73
Tangible book value	28.25	24.34	20.63	17.34	19.14
Selected Financial Ratios
Performance ratios:
Return on average assets	1.22%	1.05%	1.10%	1.06%	1.00%
Return on average stockholders’ equity	14.33	13.32	14.89	12.96	10.95
Cash dividend payout ratio	19.42	21.30	20.50	20.79	21.55
Net interest spread	3.87	3.57	3.94	3.87	3.94
Net interest margin	4.45	4.44	4.84	4.67	4.83
Efficiency ratio (excluding restructuring charges in 1998)	63.66	68.12	66.34	66.80	67.29
Balance Sheet Ratios:
Average loans to deposits	73.89%	72.12%	73.07%	68.61%	68.83%
Average earning assets to total assets	90.82	90.11	90.11	90.11	90.17
Average stockholders’ equity to average assets	8.53	7.86	7.38	8.20	9.09
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	0.77%	0.78%	0.73%	0.85%	0.93%
Nonperforming and restructured assets to total assets	0.60	0.58	0.56	0.61	0.60
Allowance for loan losses to total loans	1.34	1.43	1.52	1.55	1.47
Allowance for loan losses to nonperforming and restructured loans	175.16	184.24	207.85	183.47	158.69
Net chargeoffs to average loans	0.31	0.16	0.17	0.16	0.14

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis (Dollars in thousands)

	December 31, 2002			December 31, 2001			December 31, 2000
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$1,765,795	$125,782	7.12%	$1,684,460	$144,928	8.60%	$1,542,795	$145,913	9.46%
Investments—taxable	516,047	27,338	5.30	500,820	29,513	5.89	527,241	33,018	6.26
Investments—tax exempt	43,784	2,931	6.69	50,126	3,420	6.82	50,869	3,386	6.66
Federal funds sold	168,681	2,761	1.64	172,605	6,657	3.86	29,649	1,814	6.12

Total earning assets	2,494,307	158,812	6.37	2,408,011	184,518	7.66	2,150,554	184,131	8.56

Nonearning assets:
Cash and due from banks	129,813			144,320			129,212
Interest receivable and other assets	146,373			145,159			130,707
Allowance for loan losses	(24,064)			(25,143)			(23,939)

Total nonearning assets	252,122			264,336			235,980

Total assets	$2,746,429			$2,672,347			$2,386,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$360,955	2,961	0.82%	$349,613	5,777	1.65%	$351,559	7,855	2.23%
Savings deposits	559,210	10,892	1.95	451,156	13,514	3.00	406,909	16,398	4.03
Time deposits	900,169	29,026	3.22	1,006,792	52,718	5.24	890,944	49,721	5.58
Short-term borrowings	36,544	607	1.66	41,817	1,632	3.90	31,712	1,898	5.99
Long-term borrowings	31,144	1,876	6.02	25,638	1,623	6.33	26,903	1,735	6.45
9.65% Capital Securities	25,000	2,447	9.79	25,000	2,447	9.79	25,000	2,447	9.79

Total interest-bearing liabilities	1,913,022	47,809	2.50	1,900,016	77,711	4.09	1,733,027	80,054	4.62

Interest-free funds:
Demand deposits	569,286			528,186			461,870
Interest payable and other liabilities	29,949			34,219			15,584
Stockholders’ equity	234,172			209,926			176,053

Total interest free-funds	833,407			772,331			653,507

Total liabilities and stockholders’ equity	$2,746,429			$2,672,347			$2,386,534

Net interest income		$111,003			$106,807			$104,077

Net interest spread			3.87%			3.57%			3.94%

Net interest margin			4.45%			4.44%			4.84%

(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased $4.2 million on a taxable equivalent basis in 2002, compared to an increase of $2.73 million in 2001. Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the changes in net interest income. The Volume/Rate Analysis summarizes the relative contribution of each of these components to the increases in net interest income in 2002 and 2001. The increase in 2002 was primarily due to loan growth, the effect of which was partly offset by a negative rate variance. Average loans grew $81.3 million, or 4.83%, producing a $7 million increase in interest income, while changes in the mix of deposits reduced interest expense a net of $2.16 million. Falling interest rates resulted in a negative rate variance of $5.13 million. In 2001, average loans increased $142 million, or 9.18%, and average federal funds sold increased $143 million, or 482%. This growth resulted in a positive volume variance, which was mostly offset by a negative rate variance. The net interest margin on a taxable equivalent basis for 2002 was 4.45%, compared to 4.44% for 2001 and 4.84% for 2000.

VOLUME/RATE ANALYSIS	Change in 2002			Change in 2001
Taxable Equivalent Basis	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$(19,146)	$6,998	$(26,144)	$(985)	$13,398	$(14,383)
Investments—taxable	(2,175)	897	(3,072)	(3,505)	(1,655)	(1,850)
Investments—tax exempt	(489)	(433)	(56)	34	(49)	83
Federal funds sold	(3,896)	(151)	(3,745)	4,843	8,746	(3,903)

Total interest income	(25,706)	7,311	(33,017)	387	20,440	(20,053)

Interest Expense:
Transaction deposits	(2,816)	187	(3,003)	(2,078)	(43)	(2,035)
Savings deposits	(2,622)	3,237	(5,859)	(2,884)	1,783	(4,667)
Time deposits	(23,692)	(5,583)	(18,109)	2,997	6,465	(3,468)
Short-term borrowings	(1,024)	(205)	(819)	(266)	605	(871)
Long-term borrowings	252	348	(96)	(112)	(82)	(30)
9.65% Capital Securities	—	—	—	—	—	—

Total interest expense	(29,902)	(2,016)	(27,886)	(2,343)	8,728	(11,071)

Net interest income	$4,196	$9,327	$(5,131)	$2,730	$11,712	$(8,982)

(1)	Changes due to changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Interest rate sensitivity analysis measures the sensitivity of the Company’s net interest margin to changes in interest rates by analyzing the repricing relationship between its earning assets and interest-bearing liabilities. This analysis is limited by the fact that it presents a static position as of a single day and is not necessarily indicative of the Company’s position at any other point in time, and does not take into account the sensitivity of yields and rates of specific assets and liabilities to changes in market rates. The Company has continued its strategy of creating manageable negative interest sensitivity gaps in the short term. This approach takes advantage of the Company’s stable core deposit base and the relatively short maturity and repricing frequency of its loan portfolio, as well as the historical existence of a positive yield curve, which enhances the net interest margin over the long term. Although interest rate risk is increased on a controlled basis by this position, it is somewhat mitigated by the Company’s high level of liquidity.

The Analysis of Interest Rate Sensitivity presents the Company’s earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 2002. At that date, interest-bearing liabilities exceeded earning assets by $882 million in the three month interval. The Company’s negative gap position increased in 2002 due to a decrease in federal funds sold and interest-bearing deposits that reprice immediately. The negative gap position increased in 2001 as a result of an increase in federal funds sold and interest-bearing deposits. This negative gap position assumes that the Company’s core savings and transaction deposits are immediately rate sensitive and reflects management’s perception that the yield curve will be positively sloped over the long term. During the 12-month period following an interest rate reduction, the Company’s net interest spread may increase as the rates on its interest-bearing liabilities reprice more rapidly than the rates on its earning assets. However, in the current rate environment of historically low interest rates that Company’s ability to reduce its liability rates may be limited causing additional pressure on the net interest margin. Additionally, in a low rate environment, the value of the Company’s noninterest bearing funds is reduced causing a decrease in the Company’s net interest margin. In light of the above, and assuming no change in the volume or mix of the Company’s loans and deposits, the Company’s net interest income would reasonably be expected to decline over the next several quarters.

ANALYSIS OF INTEREST RATE SENSITIVITY	Interest Rate Sensitive		Noninterest Rate Sensitive
December 31, 2002	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
EARNING ASSETS
Loans	$617,561	$286,938	$713,163	$197,200	$1,814,862
Securities	60,199	52,806	417,829	34,391	565,225
Federal funds sold and interest-bearing deposits	142,866	—	—	—	142,866

Total	$820,626	$339,744	$1,130,992	$231,591	$2,522,953

FUNDING SOURCES
Noninterest-bearing demand deposits (1)	$—	$—	$—	$369,778	$369,778
Savings and transaction deposits	986,148	—	—	—	986,148
Time deposits of $100 or more	214,731	37,574	—	—	252,305
Time deposits under $100	475,559	104,125	—	—	579,684
Short-term borrowings	24,443	—	—	—	24,443
Long-term borrowings	1,607	5,191	17,015	10,274	34,087
9.65% Capital Securities	—	—	—	25,000	25,000
Stockholders’ equity	—	—	—	251,508	251,508

Total	$1,702,488	$146,890	$17,015	$656,560	$2,522,953

Interest sensitivity gap	$(881,862)	$192,854	$1,113,977	$(424,969)
Cumulative gap	$(881,862)	$(689,008)	$424,969	$—
Cumulative gap as a percentage of total earning assets	(34.95)%	(27.31)%	16.84%	—%

(1)	Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders’ equity.

Provision for Loan Losses

The provision for loan losses increased to $5.28 million for 2002, compared to $1.78 million for 2001 and $4.05 million for 2000. These relatively low levels of provisions reflect the Company’s strong asset quality. The amounts provided for the last three years primarily relate to loan growth and net loan charge-offs. The Company establishes an allowance as an estimate of the inherent losses on non-classified loans, which results in additional provisions due to loan growth. Net loan charge-offs were $5.44 million for 2002, compared to $2.63 million for 2001 and $2.69 million for 2000. These net charge-offs were equivalent to only 0.31%, 0.16% and 0.17% of average loans for 2002, 2001 and 2000, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans.”

Noninterest Income

Noninterest income increased $8.3 million in 2002, or 22.5%, compared to increases of $7.01 million, or 23.43%, in 2001, and $1.2 million, or 4.16%, in 2000. Noninterest income has become an increasingly important source of revenue. The Company’s fee income has increased each year since 1987 due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth. New products and strategies continue to be implemented which are expected to produce continued growth in noninterest income.

Trust revenues have grown due to continued development of these products and services. Service charges on deposits have increased as a result of strategies implemented to improve the charging and collection of various service charges, and because of growth in deposits. Income from sales of loans increased in 2002 due to higher mortgage originations. Other noninterest income increased $2.33 million in 2002, compared to an increase of $4.14 million in 2001.

Net gains on securities transactions were $291,000 in 2002 and $221,000 in 2001. The Company’s practice is to hold its securities to maturity and it does not engage in trading activities. The net gain in 2002 was mainly from the redemption at a premium of a preferred stock investment owned by the Company’s small business investment subsidiary. The net gains in 2001 were mainly due to calls of debt securities. A more detailed discussion of securities is provided under “Securities.”

Noninterest Expense

Total noninterest expense increased in 2002 by $1.76 million, or 1.82%, compared to increases of $8.9 million, or 10.14%, for 2001 and $6.27 million, or 7.7% for 2000. Amortization of goodwill was eliminated in 2002 due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Excluding goodwill amortization, total noninterest expense increased $4.11 million, or 4.36%, in 2002. Salaries and employee benefits have increased over the years due to higher salary levels and benefits costs, additional staff for new product lines and increased loan demand, and acquisitions. Occupancy and fixed assets expense, and depreciation have increased as a result of more facilities from acquisitions and new branches opened. The decrease in occupancy expense in 2002 was due to decreases in certain costs, such as utilities, and an increase in income from rental of bank premises. Other noninterest expenses increased $2.7 million in 2002 and $4.15 million in 2001. The increase in 2002 was primarily due to a $2.23 million increase in commissions and reserve expenses of Century Life’s insurance business. The increase in 2001 was due in part to $2.27 million of other expenses of Century Life, that was acquired in January 2001 and was not included in the Company’s results of operations in 2000.

Income Taxes

Income tax expense increased to $17.3 million in 2002, from $15.5 million for 2001 and $14.3 million for 2000. The effective tax rates for 2002, 2001 and 2000 were 34.04%, 35.63% and 35.22%, respectively. The Company has implemented various strategies since 1999 which have resulted in lower effective tax rates. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate are tax-exempt income, nondeductible amortization and state tax expense.

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

FINANCIAL POSITION

Cash and Federal Funds Sold

Cash consists of cash and cash items on hand, noninterest-bearing deposits and other amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consists of overnight investments of excess funds with other financial institutions. The amount of cash and federal funds sold carried by the Company is a function of the availability of funds presented to other institutions for clearing, the Company’s requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and federal funds sold decreased $78 million in 2002 as compared to December 31, 2001, as these liquid funds were used for growth in loans and securities. Cash and federal funds sold increased $144 million at December 31, 2001 compared to year-end 2000, as a result of funds from deposit growth and other sources being held liquid rather than being invested longer term.

Securities

Total securities increased $20.9 million, or 3.85%, compared to a decrease of $16.3 million, or 2.9%, in 2001. The increase in 2002 was due to investment of funds from various sources into agency securities with maturities of less than five years. In 2001, funds from deposit growth and other sources were held liquid rather than being invested longer term in securities.

Securities available for sale represented 90.3% of the total securities portfolio at year-end 2002, compared to 86.79% at year-end 2001. These levels reflect the Company’s strategy of maintaining a very liquid portfolio. Securities available for sale had a net unrealized gain of $24.3 million at year-end 2002, compared to a $13.9 million net unrealized gain the preceding year. These gains are included in the Company’s stockholders’ equity as net unrealized gains, net of income tax, in the amount of $15.9 million and $9.19 million for 2002 and 2001, respectively.

SECURITIES	December 31
	2002	2001	2000
	(Dollars in thousands)
Held for Investment
U.S. Treasury and other federal agencies	$15,502	$28,324	$59,433
States and political subdivisions	39,591	43,552	47,558
Other securities	—	—	—

Total	$55,093	$71,876	$106,991

Estimated market value	$57,585	$73,535	$107,874

Available for Sale
U.S. Treasury and other federal agencies	$494,907	$454,279	$433,224
States and political subdivisons	3,367	4,254	7,144
Other securities	11,858	13,882	13,192

Total	$510,132	$472,415	$453,560

The Maturity Distribution of Securities summarizes the maturity and weighted average taxable equivalent yields of the securities portfolio. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represents 94.88% of the total portfolio.

MATURITY DISTRIBUTION OF SECURITIES December 31, 2002	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held for Investment
U.S. Treasury and other federal agencies	$2,114	4.72%	$11,048	6.61%	$2,108	6.39%	$232	7.12%	$15,502	6.33%
State and political subdivisions	9,186	6.99	18,362	6.77	9,376	7.65	2,667	7.64	39,591	7.09
Other securities	—	—	—	—	—	—	—	—	—	—

Total	$11,300	6.57	$29,410	6.71	$11,484	7.42	$2,899	7.60	$55,093	6.88

Percentage of total	20.51%		53.38%		20.85%		5.26%		100.00%

Available for Sale
U.S. Treasury and other federal agencies	$90,983	5.87%	$401,871	4.86%	$1,380	6.38%	$673	4.20%	$494,907	5.05%
State and political subdivisions	757	7.79	1,545	8.04	991	7.75	74	8.56	3,367	7.91
Other securities	227	6.43	191	6.05	—	—	11,440	5.64	11,858	5.66

Total	$91,967	5.89	$403,607	4.87	$2,371	6.95	$12,187	5.58	$510,132	5.08

Percentage of total	18.03%		79.12%		0.46%		2.39%		100.00%

Total securities	$103,267	5.96%	$433,017	4.99%	$13,855	7.34%	$15,086	5.97%	$565,225	5.25%

Percentage of total	18.27%		76.61%		2.45%		2.67%		100.00%

Loans

The Company has historically generated significant loan growth from both internal originations and acquisitions. Total loans increased $97.4 million, or 5.67%, in 2002, and $51.1 million, or 3.07%, in 2001. In 2002 and 2001, internal growth was concentrated primarily in the various types of real estate loans. The most recent bank acquisition was in 2000.

Composition

The Company’s loan portfolio is diversified among various types of commercial and individual borrowers. Commercial loans are comprised principally of loans to companies in light manufacturing, retail and service industries. Construction and development loans totaled $137 million, or 7.52% of total loans as of the end of 2002, up from $84.4 million, or 4.92% of total loans at the end of 2001. Real estate loans are relatively evenly divided between residential mortgages and loans secured by commercial and other types of properties. Real estate mortgage loans represented 49.14% of total loans at December 31, 2002, compared to 47.52% of total loans at December 31, 2001. Installment loans are comprised mostly of loans to individuals for the purchase of vehicles and student loans.

Loans secured by real estate have been a large portion of the Company’s loan portfolio. In 2002, this percentage was 56.67% compared to 52.44% for 2001. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and close monitoring of the values of individual properties.

LOANS BY CATEGORY	December 31,
	2002		2001		2000		1999		1998
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$525,592	28.96%	$545,371	31.76%	$534,743	32.09%	$433,416	29.78%	$361,222	26.98%
Real estate – construction	136,539	7.52	84,445	4.92	84,637	5.08	85,634	5.88	75,907	5.67
Real estate – mortgage	891,912	49.15	816,142	47.52	771,783	46.32	684,838	47.05	663,448	49.55
Consumer	260,819	14.37	271,475	15.80	275,175	16.51	251,593	17.29	238,302	17.80

Total	$1,814,862	100.00%	$1,717,433	100.00%	$1,666,338	100.00%	$1,455,481	100.00%	$1,338,879	100.00%

The Maturity and Rate Sensitivity of Loans presents maturity and repricing information for commercial, financial and other loans, and real estate loans, excluding one to four family residential loans. Over 39% of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, over half of the commercial real estate and other commercial loans had adjustable interest rates at year-end 2002. The short maturities and adjustable rates on these loans allow the Company to maintain the majority of its loan portfolio near market interest rates.

MATURITY AND RATE SENSITIVITY OF LOANS December 31, 2002	Maturing			Total
	Within One Year	After One But Within Five Years	After Five Years
	(Dollars in thousands)
Commercial, financial and other	$276,151	$202,639	$47,210	$525,592
Real estate—construction	83,587	35,543	17,409	136,539
Real estate—mortgage (excluding loans secured by 1 to 4 family residential properties)	90,609	136,928	240,844	468,381

Total	$450,347	$374,702	$305,463	$1,130,512

Loans with predetermined interest rates	$206,922	$185,180	$93,715	$458,817
Loans with adjustable interest rates	243,425	189,522	211,748	644,695

Total	$450,347	$374,702	$305,463	$1,130,512

Percentage of total	39.84%	33.14%	27.02%	100.00%

The information relating to the maturity and rate sensitivity of loans is based upon original loan terms and is not adjusted for “rollovers.” In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Loans

Nonperforming and restructured assets increased $716,000, or 4.47% in 2002, and $1.67 million, or 11.67% in 2001. Nonperforming loans have been relatively low in recent years. Nonperforming and restructured loans as a percentage of total loans was 0.77% at year-end 2002, compared to 0.78% at year-end 2001 and 0.73% at year-end 2000. It is reasonable to expect that in the long run the level of nonperforming loans and loan losses will rise to more historical norms as a result of economic and credit cycles.

Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Nonaccrual loans increased $674,000, or 6.59%, in 2002, compared to an increase of $1.37 million, or 15.51%, in 2001. Total interest income which was not accrued on nonaccrual loans outstanding at year end was approximately $327,000 in 2002 and $450,000 in 2001. Only a small amount of this interest is ultimately collected.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible. The Company’s experience is that a significant portion of the principal and some of the interest is eventually recovered. However, the above normal risk associated with nonperforming loans is considered in the determination of the allowance for loan losses. At year-end 2002, the allowance for loan losses as a percentage of nonperforming and restructured loans was 175.16%, compared to 184.24% at the end of 2001 and 207.85% at the end of 2000.

Other real estate owned and repossessed assets increased in 2002 to $2.82 million from $2.7 million at year-end 2001. The Company places a substantial amount of emphasis on disposing of these assets. To encourage local management to sell the other real estate as quickly as possible and to ensure that it is carried at a conservative value, the Company’s policy is to write down other real estate annually by the greater of 10% of its remaining carrying value or the difference between its remaining carrying value and its estimated market value.

NONPERFORMING AND RESTRUCTURED ASSETS	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Past due over 90 days and still accruing	$2,515	$1,742	$2,790	$1,666	$2,792
Nonaccrual	10,899	10,225	8,852	9,565	8,308
Restructured	497	1,348	569	1,059	1,288

Total nonperforming and restructured loans	13,911	13,315	12,211	12,290	12,388
Other real estate owned and repossessed assets	2,819	2,699	2,130	1,945	1,639

Total nonperforming and restructured assets	$16,730	$16,014	$14,341	$14,235	$14,027

Nonperforming and restructured loans to total loans	0.77%	0.78%	0.73%	0.85%	0.93%

Nonperforming and restructured assets to total assets	0.60%	0.58%	0.56%	0.61%	0.60%

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. BancFirst had approximately $28.4 million of these loans, which are not included in nonperforming and restructured assets, at December 31, 2002. In general, these loans are well collateralized and have no identifiable loss potential. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk of loss inherent in the Company’s loan portfolio. The allowance and its adequacy is determined through consideration of many factors, including evaluation of known problem loans, levels of adversely classified, past due and nonperforming loans, loan loss experience, and economic conditions. To facilitate management’s assessment, the Company’s Asset Quality Department performs periodic loan reviews at each of the Company’s locations. The process of determining the adequacy of the allowance for loan losses, however, necessarily involves the exercise of judgment and consideration of numerous subjective factors and, accordingly, there can be no assurance that the current level of the allowance will prove adequate in light of future developments and economic conditions. As loan quality changes with economic and credit cycles, it would be reasonable to expect the Company’s net charge-offs and loan loss provisions to return to more historically normal levels.

The Company’s net charge-offs have been relatively low in recent years. In 2002, the Company recognized $5.44 million of net charge-offs, which was 0.31% of average loans, compared to $2.63 million of net charge-offs, or 0.16% of average loans, for 2001.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance at beginning of year	$24,531	$25,380	$22,548	$19,659	$17,458

Charge-offs:
Commercial	(3,129)	(854)	(1,062)	(1,035)	(1,805)
Real estate	(1,028)	(428)	(815)	(368)	(212)
Consumer	(2,391)	(2,274)	(2,481)	(1,499)	(989)
Other	(4)	(101)	(19)	(199)	(171)

Total charge-offs	(6,552)	(3,657)	(4,377)	(3,101)	(3,177)

Recoveries:
Commercial	434	336	544	409	811
Real estate	118	287	353	153	223
Consumer	541	368	770	318	258
Other	19	37	19	89	34

Total recoveries	1,112	1,028	1,686	969	1,326

Net charge-offs recoveries	(5,440)	(2,629)	(2,691)	(2,132)	(1,851)
Provisions charged to operations	5,276	1,780	4,045	2,521	2,211
Additions from acquisitions	—	—	1,478	2,500	1,841

Balance at end of year	$24,367	$24,531	$25,380	$22,548	$19,659

Average loans	$1,765,795	$1,684,460	$1,542,795	$1,355,332	$1,290,557

Total loans	$1,814,862	$1,717,433	$1,666,338	$1,455,481	$1,338,879

Net charge-offs to average loans	0.31%	0.16%	0.17%	0.16%	0.14%

Allowance to total loans	1.34%	1.43%	1.52%	1.55%	1.47%

Allocation of the allowance by category of loans:
Commercial, financial and other	$7,602	$7,500	$8,161	$6,612	$5,277
Real estate—construction	1,594	1,106	1,178	1,364	1,400
Real estate—mortgage	11,317	10,673	10,262	10,161	9,406
Consumer	3,139	3,332	3,586	3,513	3,229
Unallocated	715	1,920	2,193	897	347

Total	$24,367	$24,531	$25,380	$22,548	$19,659

Percentage of loans in each category to total loans:
Commercial, financial and other	28.97%	31.76%	32.09%	29.78%	26.98%
Real estate—construction	7.52	4.92	5.08	5.88	5.67
Real estate—mortgage	49.14	47.52	46.32	47.05	49.55
Consumer	14.37	15.80	16.51	17.29	17.80

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Liquidity and Funding

The Company’s principal source of liquidity and funding is its diverse deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, competitive service charges and other banking services offered, the Company can, to a limited extent, control its level of deposits. The level and maturity of deposits necessary to support the Company’s lending and investment functions is determined through monitoring loan demand and through its asset/liability management process.

The Company’s core deposits provide it with a stable, low-cost funding source. Total deposits increased $27.3 million, or 1.14%, in 2002, and $134 million, or 5.91%, in 2001. The increases in 2002 and 2001 were from internal growth. Demand deposits as a percentage of total deposits have been increasing since 1994. Core deposits were 88.95% of total deposits in 2002, compared to 87.20% in 2001. Time deposits decreased in 2002 due to the significantly lower interest rates offered on certificates of deposit.

ANALYSIS OF AVERAGE DEPOSITS	Year Ended December 31,
	2002	2001	2000	1999	1998
Average Balances	(Dollars in thousands)
Demand deposits	$569,286	$528,186	$461,870	$423,347	$396,802
Interest-bearing transaction deposits	360,955	349,613	351,559	335,662	319,083
Savings deposits	559,210	451,156	406,909	367,609	332,810
Time deposits under $100	636,150	707,707	657,535	632,995	646,003

Total core deposits	2,125,601	2,036,662	1,877,873	1,759,613	1,694,698
Time deposits of $100 or more	264,019	299,085	233,409	215,824	180,169

Total deposits	$2,389,620	$2,335,747	$2,111,282	$1,975,437	$1,874,867

Percentages of Total Deposits And Average Rates Paid	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Demand deposits	23.82%		22.61%		21.88%		21.43%		21.16%
Interest-bearing transaction deposits	15.11	0.82%	14.97	1.65%	16.65	2.23%	16.99	2.07%	17.02	2.40%
Savings deposits	23.40	1.95	19.32	3.00	19.27	4.03	18.61	3.41	17.75	2.79
Time deposits under $100	26.62	3.17	30.30	5.18	31.14	5.45	32.04	4.87	34.46	5.49

Total core deposits	88.95		87.20		88.94		89.07		90.39
Time deposits of $100 or more	11.05	3.37	12.80	5.37	11.06	5.94	10.93	4.88	9.61	5.84

Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%

Average rate paid on interest-bearing deposits		2.36%		3.98%		4.48%		3.92%		4.26%

The Company has not utilized brokered deposits. Approximately 82% of its time deposits of $100,000 or more at December 31, 2002 mature in one year or less.

MATURITY OF CERTIFICATES OF DEPOSIT $100,000 or More	December 31, 2002
(In thousands)
Three months or less	$99,321
Over three months through six months	45,029
Over six months through twelve months	61,832
Over twelve months	46,123

Total	$252,305

Short-term borrowings, consisting mainly of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $24.4 million at December 31, 2002, compared to $52.1 million in December 31, 2001.

In 1995, the Bank became a member of the Federal Home Loan Bank of Topeka, Kansas (the “FHLB”) and began borrowing from the FHLB at favorable interest rates. These borrowings are principally used to match-fund longer-term, fixed-rate loans, and are collateralized by a pledge of residential first mortgages and certain securities. Long-term borrowings increased to $34.1 million in 2002 from $24.1 million in 2001.

The Bank is highly liquid. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. Cash flows from operations, investing activities and other funding sources have provided the funds for the increased loan activity.

The liquidity of BancFirst Corporation is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. During 2002, the Bank declared four common stock dividends totaling $21.3 million and two preferred stock dividends totaling $1.93 million.

Capital Resources

Stockholders’ equity totaled $252 million at year-end 2002, compared to $223 million at year-end 2001 and $197 million at year-end 2000. Stockholders’ equity has increased due to net earnings retained, stock option exercises, common stock issued for the acquisition of First Southwest in 2000, and unrealized gains on securities. The Company’s average equity capital ratio for 2002 was 8.53%, compared to 7.86% for 2001 and 7.38% for 2000. At December 31, 2002, the Company’s leverage ratio was 8.69%, its tier 1 captial ratio was 12.03%, and its total risk-based capital ratio was 13.25%, compared to minimum requirements of 3%, 4% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 277,916 shares and was amended again in August 2002 to increase the shares authorized to be purchased by 182,265 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. During 2002, the Company purchased and canceled 186,599 shares at an average price of $39.19. In 2001, the Company purchased and canceled 119,519 shares at an average price of $39.34 per share. At December 31, 2002, there were 289,901 shares remaining that could be repurchased under the SRP.

In January 1997, BancFirst Corporation established BFC Capital Trust I, a trust formed under the Delaware Business Trust Act. In February 1997, the Trust issued $25 million of aggregate liquidation amount of 9.65% Capital Securities, Series A. The proceeds from the sale of the Capital Securities were invested in 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the “Debentures”) of BancFirst Corporation. The Series A Capital Securities and Debentures were subsequently exchanged for Series B Capital Securities and Debentures, pursuant to a Registration Rights Agreement. The terms of the Series A and Series B securities are identical in all material respects. Distributions on the Capital Securities are payable January 15 and July 15 of each year. Such distributions may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the Capital Securities is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Capital Securities represent an undivided interest in the Debentures, are guaranteed by BancFirst Corporation, and are presented as long-term debt in the Company’s consolidated financial statements, but qualify as Tier 1 regulatory capital. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2003.

Market Risk

Market risk is defined as the risk of loss related to financial instruments from changes in interest rates, foreign currency exchange rates and commodity prices. The Company’s market risk arises principally from its lending, investing, deposit and borrowing activities. The Company is not exposed to market risk from foreign exchange rates and commodity prices. Management monitors and controls interest rate risk through sensitivity analysis and its strategy of creating manageable negative interest sensitivity gaps, as described under “Net Interest Income” above. The Company does not use derivitive financial instruments to manage its interest rate risk exposure.

The table below presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2002.

MARKET RISK December 31, 2002	Avg. Rate	Expected Maturity / Principal Repayments at December 31,
		2003	2004	2005	2006	2007	Thereafter	Balance	Fair Value
Interest Sensitive Assets
Loans	6.77%	$743,641	$309,354	$196,512	$155,325	$77,666	$332,364	$1,814,862	$1,797,096
Securities	5.25	103,267	96,511	148,063	131,237	57,206	28,941	565,225	567,717
Federal funds sold and interest bearing deposits	1.42	142,866	—	—	—	—	—	142,866	142,866
Interest Sensitive Liabilities
Savings and transaction deposits	1.39	986,148	—	—	—	—	—	986,148	986,148
Time deposits	2.80	682,539	118,962	20,321	10,161	6	—	831,989	842,627
Short-term borrowings	1.40	24,443	—	—	—	—	—	24,443	24,443
Long-term borrowings	5.76	6,797	5,234	4,983	4,342	2,457	10,274	34,087	35,105
9.65% Capital Securities	9.79	—	—	—	—	—	25,000	25,000	26,327
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	2,615
Letter of credit		—	—	—	—	—	—	—	217

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

Segment Information

See note (20) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s operating business segments.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BancFirst Corporation:

We have audited the accompanying consolidated balance sheet of BancFirst Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of BancFirst Corporation for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 25, 2002, expressed an unqualified opinion on those financial statements.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of BancFirst Corporation at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of BancFirst Corporation for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 7, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to these disclosures in Note 7 relating to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense including the related tax effect recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related basic and diluted income per share amounts. Additionally, as described in Note 1 under the heading Stock Based Compensation, the Company accounts for fixed price stock options in accordance with Accounting Principles Bulletin Opinion No. 25. The 2001 financial statements have been revised to include the additional disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which was adopted by the Company as of December 31, 2002. Our audit procedures with respect to these disclosures in Note 1 relating to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing compensation expense (including any related tax effects) that would have been recognized in those periods related to the cost recognition provisions of Statement of Accounting Standards No. 148 to underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income, and the related basic and diluted income per share amounts. In our opinion, the disclosures for 2001 in Note 7 and Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma,

March 25, 2003

REPORT OF PREDECESSOR INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of BancFirst Corporation:

We have audited the accompanying consolidated balance sheets of BancFirst Corporation and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for the three years ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma

March 25, 2002

The above report is a copy of the previously issued report and the predecessor auditor has not reissued the report.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)

	December 31,
	2002	2001
ASSETS
Cash and due from banks	$152,239	$152,577
Interest-bearing deposits with banks	8,866	12,528
Federal funds sold	134,000	208,000
Securities (market value: $567,717 and $545,950 respectively)	565,225	544,291
Loans:
Total loans (net of unearned interest)	1,814,862	1,717,433
Allowance for loan losses	(24,367)	(24,531)

Loans, net	1,790,495	1,692,902
Premises and equipment, net	60,281	61,642
Other real estate owned	2,345	2,132
Intangible assets, net	21,660	22,149
Accrued interest receivable	21,526	22,012
Other assets	40,225	38,812

Total assets	$2,796,862	$2,757,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$610,511	$599,108
Interest-bearing	1,818,137	1,802,220

Total deposits	2,428,648	2,401,328
Short-term borrowings	24,443	52,091
Long-term borrowings	34,087	24,090
9.65% Capital Securities	25,000	25,000
Accrued interest payable	5,611	9,391
Other liabilities	25,317	19,837
Minority interest	2,248	2,140

Total liabilities	2,545,354	2,533,877

Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $1.00 par (shares issued and outstanding: 8,136,852 and 8,260,099, respectively)	8,137	8,260
Capital surplus	59,232	57,412
Retained earnings	168,240	148,306
Accumulated other comprehensive income, net of income tax of $8,384 and $4,680, respectively	15,899	9,190

Total stockholders’ equity	251,508	223,168

Total liabilities and stockholders’ equity	$2,796,862	$2,757,045

See accompanying notes to consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
INTEREST INCOME
Loans, including fees	$125,135	$144,250	$145,356
Securities:
Taxable	27,338	29,513	33,018
Tax-exempt	1,905	2,223	2,201
Federal funds sold	2,639	6,266	1,714
Interest-bearing deposits with banks	122	391	100

Total interest income	157,139	182,643	182,389

INTEREST EXPENSE
Deposits	42,879	72,009	73,974
Short-term borrowings	607	1,632	1,898
Long-term borrowings	1,876	1,623	1,735
9.65% Capital Securities	2,447	2,447	2,447

Total interest expense	47,809	77,711	80,054

Net interest income	109,330	104,932	102,335
Provision for loan losses	5,276	1,780	4,045

Net interest income after provision for loan losses	104,054	103,152	98,290

NONINTEREST INCOME
Trust revenue	3,989	3,632	3,130
Service charges on deposits	25,001	19,880	17,493
Securities transactions	291	221	—
Income from sales of loans	1,370	947	1,186
Other	14,561	12,228	8,093

Total noninterest income	45,212	36,908	29,902

NONINTEREST EXPENSE
Salaries and employee benefits	56,119	54,513	49,208
Occupancy and fixed assets expense, net	5,429	5,815	5,768
Depreciation	5,423	5,342	5,186
Amortization of intangible assets	600	649	509
Amortization of goodwill	—	2,347	2,740
Data processing services	2,117	2,240	2,505
Net expense from other real estate owned	428	153	400
Other	28,264	25,561	21,408

Total noninterest expense	98,380	96,620	87,724

Income before taxes	50,886	43,440	40,468
Income tax expense	(17,324)	(15,479)	(14,251)
Net income	33,562	27,961	26,217
Other comprehensive income, net of tax:
Unrealized gains on securities	6,709	7,660	5,038

Reclassification adjustment for gains included in net income	—	(450)	—

Comprehensive income	$40,271	$35,621	$31,255

NET INCOME PER COMMON SHARE
Basic	$4.12	$3.38	$3.22

Diluted	$4.06	$3.34	$3.19

See accompanying notes to consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2002		2001		2000
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of year	8,260,099	$8,260	8,326,638	$8,327	8,112,170	$8,112
Shares issued	63,352	63	52,980	53	322,847	323
Shares acquired and canceled	(186,599)	(186)	(119,519)	(120)	(108,379)	(108)

Issued at end of year	8,136,852	$8,137	8,260,099	$8,260	8,326,638	$8,327

CAPITAL SURPLUS
Balance at beginning of year		$57,412		$56,169		$46,766
Common stock issued		1,820		1,243		9,403

Balance at end of year		$59,232		$57,412		$56,169

RETAINED EARNINGS
Balance at beginning of year		$148,306		$130,932		$113,344
Net income		33,562		27,961		26,217
Dividends on common stock ($0.80, $0.72, and $0.66 per share, respectively)		(6,502)		(5,953)		(5,378)
Acquisition of entity under common control		—		(52)		—
Common stock canceled		(7,126)		(4,582)		(3,251)

Balance at end of year		$168,240		$148,306		$130,932

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of year		$9,190		$1,530		$(3,508)
Net change		6,709		7,660		5,038

Balance at end of year		$15,899		$9,190		$1,530

Total stockholders’ equity		$251,508		$223,168		$196,958

See accompanying notes to consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	December 31,
CASH FLOWS FROM OPERATING ACTIVITIES	2002	2001	2000
Net income	$33,562	$27,961	$26,217
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	5,276	1,780	4,045
Depreciation and amortization	6,023	8,338	8,435
Net amortization of securities premiums and discounts	486	(450)	89
Gain on sales of loans	(1,370)	(947)	(885)
Unrealized losses on other real estate owned	267	245	465
(Increase) decrease in interest receivable	486	5,473	(4,660)
Increase (decrease) in interest payable	(3,780)	(911)	1,362
(Increase) decrease in deferred tax asset	195	1,464	(866)
Increase in deferred tax liability	931	—	—
Other, net	(48)	(7,587)	(2,987)

Net cash provided by operating activities	42,028	35,366	31,215

INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions	—	(4,856)	(1,831)
Purchases of securities:
Held for investment	(5,223)	(3,557)	(29,232)
Available for sale	(129,356)	(164,715)	(38,460)
Maturities of securities:
Held for investment	21,009	23,977	21,285
Available for sale	99,339	146,036	114,963
Proceeds from sales and calls of securities:
Held for investment	916	17,750	2,889
Available for sale	2,471	20,131	—
Net (increase) decrease in federal funds sold	74,000	(142,100)	(11,134)
Purchases of loans	(14,423)	(25,383)	(2,527)
Proceeds from sales of loans	139,715	136,378	138,181
Net other increase in loans	(232,624)	(168,729)	(273,248)
Purchases of premises and equipment	(9,099)	(12,133)	(10,716)
Proceeds from the sale of other real estate owned and repossessed assets	6,395	4,616	4,780
Other, net	2,814	2,357	2,899

Net cash used for investing activities	(44,066)	(170,228)	(82,151)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	162,807	119,437	76,174
Net increase (decrease) in certificates of deposits	(135,487)	14,494	3,362
Net increase (decrease) in short-term borrowings	(27,648)	14,799	15,201
Net increase (decrease) in long-term borrowings	9,997	(2,523)	(1,577)
Issuance of common stock	1,883	1,297	1,225
Acquisition of common stock	(7,312)	(4,702)	(3,359)
Cash dividends paid	(6,202)	(5,953)	(5,378)

Net cash used by financing activities	(1,962)	136,849	85,648

Net increase (decrease) in cash and due from banks	(4,000)	1,987	34,712
Cash and due from banks at the beginning of the year	165,105	163,118	128,406

Cash and due from banks at the end of the year	$161,105	$165,105	$163,118

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest	$51,589	$78,622	$78,173

Cash paid during the year for income taxes	$15,326	$14,049	$15,806

See accompanying notes to consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to generally accepted accounting principles and general practice within the banking industry. A summary of the significant accounting policies follows.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, BFC Capital Trust I, Century Life Assurance Company, Council Oak Capital, Inc., Council Oak Partners, LLC, and BancFirst and its subsidiaries. The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibanc Insurance Agency, Inc., BancFirst Agency, Inc., Lenders Collection Corporation, Express Financial Corporation, Mojave Asset Management Company, Desert Asset Management Company and Delamar Asset Management Limited Partnership. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts for 2001 and 2000 have been reclassified to conform to the 2002 presentation.

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

Securities

The Company does not engage in securities trading activities. Any sales of securities are for the purpose of executing the Company’s asset/liability management strategy, eliminating a perceived credit risk in a specific security, or providing liquidity. Securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated market value. Unrealized gains or losses on securities available for sale are reported as a component of stockholders’ equity, net of income tax. Securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method, unless such investments are considered permanently impaired, in which case they are adjusted to market value. Gains or losses from sales of securities are based upon the book values of the specific securities sold.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

Allowance for Loan Losses

The allowance for loan losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The provision for loan losses charged to operating expense is based on past loan loss experience, estimates of losses existing in the portfolio, evaluations of known problem loans, levels of adversely classified and nonperforming loans, and general economic conditions. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The majority of the Company’s impaired loans are collateral dependent. For collateral dependent loans, the amount of impairment is measured based upon the fair value of the underlying collateral and is included in the allowance for loan losses.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operating expense and is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred while improvements are capitalized. Premises and equipment is tested for impairment if events or changes in circumstances occur that indicate that the carrying amount of any premises and equipment may not be recoverable. Impairment losses are measured by comparing the fair values of the premises and equipment with their recorded amounts. Premises that are identified to be sold are transferred to other real estate owned at the lower of their carrying amounts or their fair values less estimated costs to sell. Any losses on premises identified to be sold are charged to operating expense. When premises and equipment are transferred to other real estate owned, sold, or otherwise retired, the cost and applicable accumulated depreciation are removed from the respective accounts and any resulting gains or losses are reported in the income statement.

Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair market values based upon appraisals, less estimated costs to sell. Losses arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for loan losses. Any losses on premises identified to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Losses from declines in value of the properties subsequent to classification as other real estate owned are charged to operating expense.

Intangible Assets

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of the core deposits. Prior to 2002, the excess of cost over the fair value of assets acquired (goodwill) was amortized on a straight-line basis over fifteen to forty years, depending upon when the goodwill originated. Beginning with 2002, goodwill is no longer amortized. Trademarks are amortized on a straight-line basis over fifteen years. Intangible assets are reviewed annually for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the income statement.

Stock-Based Compensation

The Company uses the intrinsic value method, as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, for accounting for its stock-based compensation. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123,” which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of these plans to the fair value method. Adoption of the cost recognition provisions of FAS 123 is optional and the Company has not adopted such provisions. However, pro forma disclosures as if the Company adopted the cost recognition provisions of FAS 123 in 1995 are required and are presented below.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

	Year Ended December 31,
	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
APB 25 charge	$—	$—	$—	$—	$—	$—
FAS 123 charge	—	643	—	640	—	497
Net income	33,562	32,919	27,961	27,321	26,217	25,720
Net income per share:
Basic	$4.12	$4.05	$3.38	$3.30	$3.22	$3.16
Diluted	4.06	3.99	3.34	3.26	3.19	3.13

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing net income, less any preferred dividends requirement, by the weighted average of common shares outstanding. Diluted earnings per common share reflects the potential dilution that could occur if options, convertible securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers cash and due from banks, and interest-bearing deposits with banks as cash equivalents. Acquisitions accounted for as purchases or as book value purchases are presented net of any stock issued, assets acquired and liabilities assumed.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by Statements 137 and 138, was adopted by the Company on January 1, 2001. This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and its resulting designation. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—A Replacement of FASB Statement No. 125”. This Statement is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations”. This Statement is effective for all business combinations initiated after June 30, 2001, and requires that all business combinations be accounted for using the purchase method. Also in June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Statement 142 requires that, for fiscal years beginning after December 15, 2001, goodwill and other indefinite-lived intangible assets already recognized in an entity’s financial statements no longer be amortized, and that goodwill and other indefinite-lived intangible assets acquired after June 30, 2001 not be amortized. Instead, goodwill and other indefinite-lived intangible assets will be tested at least annually for impairment by comparing the fair value of those assets with their recorded amounts. Any impairment losses will be reported in the entity’s income statement. The adoption of Statement 142 will have a material effect on the consolidated financial statements of the Company by eliminating goodwill amortization from its income statement and from the calculations of net income per share. Excluding the effects of goodwill amortization, the Company’s net income for the year ended December 31, 2001 would have been $30,042. Net income per diluted share for the year would have been $3.59. The Company did not recognize any impairment charges from the adoption of Statement 142.

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

In October 2002, the FASB issued FAS No. 147, “Acquisitions of Certain Financial Institutions—an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” This Statement is effective October 1, 2002. FAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method”, provide interpretive guidance on the application of the purchase method to acquisitions of financial institutions. This Statement removes acquisitions of financial institutions from the scope of both FAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FAS No. 141 and FAS No. 142. In addition, this Statement amends FAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. The adoption of this new standard did not have a material effect on the Company’s consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This Statement amends FAS No. 123, “Accounting for Stock-Based Compensation” to provide two additional transition methods for entities that adopt the fair value method of accounting for stock-based compensation. This Statement also prohibits the use of the prospective method of transition for changes to the fair value method made in fiscal years beginning after December 15, 2003. In addition, this Statement requires new disclosures about the effect of stock-based compensation on reported results and requires more prominent disclosures about stock-based compensation by prescribing specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies.” The adoption of this new standard will not have a material effect on the Company’s consolidated financial statements, as the Company uses the intrinsic value method of accounting for stock-based compensation.

(2)	FORMATION OF BANCFIRST CORPORATION; MERGERS AND ACQUISITIONS; RECENT TRANSACTIONS

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

In March 2000, BancFirst Corporation became a financial holding company under the Gramm-Leach-Bliley financial services modernization law. This allows the Company to expand into new financial activities such as insurance sales and underwriting, securities underwriting and dealing, and merchant banking.

In October 2000, BancFirst Corporation completed the acquisition of First Southwest Corporation of Frederick, Oklahoma (“First Southwest”) which had total assets of approximately $118,000. All of the outstanding shares of First Southwest common stock were exchanged for 266,681 shares of BancFirst Corporation common stock and approximately $4,335 of cash. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. Total intangible assets of $4,279 were recorded for the purchase. The acquisition did not have a material effect on the results of operations of the Company for 2000.

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

In January 2003, BancFirst Corporation repurchased 320,000 shares of its common stock for $14,400. The shares were repurchased through a market-maker in the Company’s stock and was not a part of the Company’s ongoing Stock Repurchase Program.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(3) DUE FROM BANKS AND FEDERAL FUNDS SOLD

The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. It also sells federal funds to certain of these institutions on an overnight basis. As a result, the Company had concentrations of credit risk in five institutions totaling $134,050 at December 31, 2002 and in seven institutions totaling $190,000 at December 31, 2001. These institutions are selected based on the strength of their financial condition and their creditworthiness. No collateral is required on such balances.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or on deposit with the Federal Reserve Bank. The average amount of reserves maintained for each of the years ended December 31, 2002 and 2001 was approximately $14,000 and $10,000, respectively.

(4) SECURITIES

The table below summarizes securities held for investment and securities available for sale:

	December 31,
	2002	2001
Held for investment at cost (market value; $57,585 and $73,535, respectively)	$55,093	$71,876
Available for sale, at market value	510,132	472,415

Total	$565,225	$544,291

The table below summarizes the amortized cost and estimated market values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2002
U.S. Treasury	$787	$—	$—	$787
Other federal agencies	—	—	—	—
Mortgage backed securities	14,715	697	(1)	15,411
States and political subdivisions	39,591	1,814	(18)	41,387
Other securities	—	—	—	—

Total	$55,093	$2,511	$(19)	$57,585

December 31, 2001
U.S. Treasury	$1,788	$4	$(4)	$1,788
Other federal agencies	2,000	73	—	2,073
Mortgage backed securities	24,536	719	(5)	25,250
States and political subdivisions	43,552	1,054	(182)	44,424
Other securities	—	—	—	—

Total	$71,876	$1,850	$(191)	$73,535

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

The table below summarizes the amortized cost and estimated market values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2002
U.S. Treasury	$10,942	$162	$—	$11,104
Other federal agencies	440,431	22,920	—	463,351
Mortgage backed securities	19,903	562	(13)	20,452
States and political subdivisions	3,207	160	—	3,367
Other securities	11,366	492	—	11,858

Total	$485,849	$24,296	$(13)	$510,132

December 31, 2001
U.S. Treasury	$62,925	$1,705	$—	$64,630
Other federal agencies	346,795	10,538	(629)	356,704
Mortgage backed securities	32,105	908	(68)	32,945
States and political subdivisions	4,147	107	—	4,254
Other securities	12,573	1,393	(84)	13,882

Total	$458,545	$14,651	$(781)	$472,415

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

	December 31,
	2002		2001
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Held for Investment
Contractual maturity of debt securities:
Within one year	$11,300	$11,417	$15,763	$15,942
After one year but within five years	29,410	30,917	35,300	36,365
After five years but within ten years	11,484	12,199	16,135	16,504
After ten years	2,899	3,052	4,678	4,724

Total	$55,093	$57,585	$71,876	$73,535

Available for Sale
Contractual maturity of debt securities:
Within one year	$90,389	$91,967	$87,371	$89,238
After one year but within five years	381,556	403,607	351,841	362,330
After five years but within ten years	2,222	2,371	5,556	5,722
After ten years	715	748	1,603	1,658

Total debt securities	474,882	498,693	446,371	458,948
Equity securities	10,967	11,439	12,174	13,467

Total	$485,849	$510,132	$458,545	$472,415

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

Sales of securities are summarized below:

	Year Ended December 31,
	2002	2001	2000
Proceeds	$2,181	$27,893	$250
Gross gains realized	291	693	—
Gross losses realized	—	—	—

Securities having book values of $432,578, $383,266 and $405,991 at December 31, 2002, 2001 and 2000, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2002		2001
	Amount	Percent	Amount	Percent
Commercial and industrial	$371,627	20.48%	$396,409	23.08%
Agriculture	99,706	5.49	96,016	5.59
State and political subdivisions:
Taxable	137	0.01	152	0.01
Tax-exempt	19,467	1.07	17,602	1.02
Real Estate:
Construction	136,539	7.52	84,445	4.92
Farmland	67,447	3.72	58,080	3.38
One to four family residences	423,551	23.34	383,793	22.34
Multifamily residential properties	16,034	0.88	15,906	0.93
Commercial	384,880	21.21	358,363	20.87
Consumer	260,819	14.37	271,475	15.81
Other	34,655	1.91	35,192	2.05

Total loans	$1,814,862	100.00%	$1,717,433	100.00%

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

Changes in the allowance for loan losses are summarized as follows:

	Year Ended December 31,
	2002	2001	2000
Balance at beginning of year	$24,531	$25,380	$22,548

Charge-offs	(6,552)	(3,657)	(4,377)
Recoveries	1,112	1,028	1,686

Net charge-offs	(5,440)	(2,629)	(2,691)

Provisions charged to operations	5,276	1,780	4,045
Additions from acquisitions	—	—	1,478

Total additions	5,276	1,780	5,523

Balance at end of year	$24,367	$24,531	$25,380

Below is a summary of impaired loans and the amounts included in the allowance for loan losses for impaired loans. No material amounts of interest income were collected on impaired loans for 2002 or 2001.

	Year Ended December 31,
	2002	2001
Allowance for loss on impaired loans	$2,450	$2,712
Recorded balance of impaired loans	6,258	6,963

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

Year Ended December 31,	Balance Beginning of Year	Additions	Collections/ Terminations	Balance End of Year
2000	$5,899	$9,563	$(5,859)	$9,603
2001	$9,603	$8,136	$(10,248)	$7,491
2002	$7,491	$4,292	$(4,591)	$7,192

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statement of cash flows. Such transfers totaled $5,833 and $5,359 for the years ended December 31, 2002 and 2001, respectively.

(6) PREMISES AND EQUIPMENT

The following is a summary of premises and equipment by classification:

	December 31,
	2002	2001
Land	$13,272	$13,342
Buildings	61,085	60,187
Furniture, fixtures and equipment	37,606	35,832
Accumulated depreciation	(51,682)	(47,719)

Total	$60,281	$61,642

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(7)	INTANGIBLE ASSETS AND GOODWILL

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. All intangible assets and goodwill were reassessed and reviewed for impairment as of that date. No changes were made to the estimated useful lives of intangible assets and no impairment charges were recognized from the adoption of this statement.

The following is a summary of intangible assets:

	December 31,
	2002		2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$4,552	$3,128	$4,552	$2,641
Trademarks	20	19	20	17

Total	$4,572	$3,147	$4,572	$2,658

Amortization of intangible assets and estimated amortization of intangible assets are as follows:

Amortization
Year ended December 31:
2002	$600
2001	649
2000	509

Estimated Amortization
Year ending December 31:
2003	$511
2004	310
2005	292
2006	255
2007	102

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Elimi- nations	Consol- idated
Year Ended:
December 31, 2002
Balance at beginning and end of period	$7,144	$12,561	$—	$1,713	$(1,183)	$20,235

December 31, 2001
Balance at beginning of period	$7,890	$13,789	$—	$2,208	$(1,183)	$22,704
Amortization	(746)	(1,154)	—	(495)	48	(2,347)
Branch closing	—	(74)	—	—	—	74
Reclassification	—	—	—	—	(48)	(48)

Balance at end of period	$7,144	$12,561	$—	$1,713	(1,183)	$20,235

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

A reconciliation of reported net income to adjusted net income, and the related per share amounts, is as follows:

	Year Ended December 31,
	2002	2001	2000
Net Income:
Reported net income	$33,562	$27,961	$26,217
Goodwill amortization	—	2,066	2,492
Equity method goodwill amortization	—	15	15

Adjusted net income	$33,562	$30,042	$28,724

Net Income Per Common Share:
Basic
Reported net income	$4.12	$3.38	$3.22
Goodwill amortization	—	0.25	0.31
Equity method goodwill amortization	—	—	—

Adjusted net income	$4.12	$3.63	$3.53

Diluted
Reported net income	$4.06	$3.34	$3.19
Goodwill amortization	—	0.25	0.30
Equity method goodwill amortization	—	—	—

Adjusted net income	$4.06	$3.59	$3.49

(8)	TIME DEPOSITS

Certificates of deposit in denominations of $100 or more totaled $252,305 and $302,338 at December 31, 2002 and 2001, respectively. At December 31, 2002, the scheduled maturities of all certificates of deposit are as follows:

2003	$682,539
2004	118,962
2005	20,321
2006	10,161
2007 and thereafter	6

Total	$831,989

(9)	SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2002	2001
Federal funds purchased	$16,922	$25,153
Repurchase agreements	7,521	26,938
Notes payable	—	—

Total	$24,443	$52,091

Weighted average interest rate	1.40%	1.93%

Federal funds purchased represents borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

The notes payable represent short-term advances on a $12,000 revolving line of credit with another bank. Advances under the line of credit bear interest at one of three specified rates, at the option of the Company. Interest is due quarterly and at maturity, or at the end of various interest periods which may be selected by the Company. Any outstanding principal is due at the maturity of the note in October 2003. The note may be renewed annually.

(10)	LONG-TERM BORROWINGS

The Company borrows under a line of credit from the Federal Home Loan Bank of Topeka, Kansas in order to match-fund certain long-term fixed rate loans. Such advances are at rates of from 4.20% to 7.87% and mature from 2003 through 2017. Interest payments on the advances are due monthly. Semiannual principal payments on the advances total $6,147 per year. Residential first mortgages and certain securities are pledged as collateral for the borrowings under the line of credit.

(11)	9.65% CAPITAL SECURITIES

In January 1997, BancFirst Corporation established BFC Capital Trust I (the “Trust”), a trust formed under the Delaware Business Trust Act. In February 1997, the Trust issued $25,000 of aggregate liquidation amount of 9.65% Capital Securities, Series A (the “Capital Securities”). The proceeds from the sale of the Capital Securities were invested in 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the “Debentures”) of BancFirst Corporation. The Series A Capital Securities and Debentures were subsequently exchanged for Series B Capital Securities and Debentures, pursuant to a Registration Rights Agreement. The terms of the Series A and Series B securities are identical in all material respects. Distributions on the Capital Securities are payable January 15 and July 15 of each year. Such distributions may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the Capital Securities is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Capital Securities represent an undivided interest in the Debentures, are guaranteed by BancFirst Corporation, and are presented as long-term debt in the Company’s consolidated financial statements, but qualify as Tier 1 regulatory capital. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

(12)	INCOME TAXES

The components of the Company’s income tax expense are as follows:

	Year Ended December 31,
	2002	2001	2000
Current taxes: Federal	$(15,377)	$(14,230)	$(14,196)
State	(876)	(902)	(684)
Deferred taxes	(1,071)	(347)	629

Total income taxes	$(17,324)	$(15,479)	$(14,251)

Income tax expense applicable to securities transactions approximated $102 and $131 for the years ended December 31, 2002 and 2001, respectively.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes follows:

	Year Ended December 31,
	2002	2001	2000
Tax expense at the federal statutory tax rate	$(17,810)	$(15,204)	$(14,164)
(Increase) decrease in tax expense from:
Tax-exempt income, net	1,087	1,219	1,132
Excess cost amortization	(124)	(760)	(881)
State tax expense, net of federal tax benefit	(518)	(479)	(579)
Other, net	41	(255)	241

Total tax expense	$(17,324)	$(15,479)	$(14,251)

The net deferred tax asset (liability) consisted of the following:

	December 31,
	2002	2001
Provision for loan losses	$8,296	$7,763
Discount on securities of banks acquired	104	137
Write-downs of other real estate owned	27	89
Net operating loss carryforwards	9	37
Deferred compensation	615	694
Other	221	237

Gross deferred tax assets	9,272	8,957

Unrealized net gains on securities available for sale	(8,403)	(4,709)
Depreciation	(2,146)	(2,129)
Leveraged lease	(2,085)	(858)
Other	(1,145)	(937)

Gross deferred tax liabilities	(13,779)	(8,633)

Net deferred tax asset (liability)	$(4,507)	$324

(13) EMPLOYEE BENEFITS

In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the “ESOP”) effective January 1, 1985. The ESOP covers all eligible employees, as defined in the ESOP, of the Company and its subsidiaries. The ESOP allows employees to defer up to 15% of their base salary, of which the Company may match 50%, but not to exceed 3% of their base salary. In addition, the Company may make discretionary contributions to the ESOP, as determined by the Company’s Board of Directors. The aggregate amounts of contributions by the Company to the ESOP for the years ended December 31, 2002, 2001 and 2000, were approximately $2,266, $2,076 and $1,919, respectively.

BancFirst Corporation also adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In 2001, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 1,100,000 and extend the term of the plan to December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2002 will become exercisable through the year 2009. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). A total of 75,000 shares may be issued under the plan. Each non-employee director is granted an option for 5,000 shares. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2002 will become exercisable through the year 2006. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

A summary of the options granted under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan is as follows:

	Year Ended December 31,
	2002		2001		2000
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	557,375	$29.37	539,312	$27.25	531,192	$26.23
Options granted	88,500	39.86	70,500	36.57	62,750	31.16
Options exercised	(55,500)	20.81	(47,437)	15.54	(34,297)	16.02
Options canceled	(26,875)	30.87	(5,000)	33.69	(20,333)	31.66

Outstanding at end of year	563,500	31.78	557,375	29.37	539,312	27.25

Exercisable at end of year	172,627	25.19	153,126	21.54	137,229	17.82

Weighted average fair value of options granted	$12.75		$14.40		$22.26

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: a dividend yield of from 1.5% to 2.0%; risk-free interest rates are different for each grant and range from 3.74% to 7.74%; the expected lives of the options are from five to ten years; and volatility of the Company’s stock price is from 17.77% to 90.52% for all grants.

A summary of options outstanding under the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan as of December 31, 2002 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life in Years	Wgtd. Avg. Exercise Price	Number Exercisable	Wgtd. Avg. Exercise Price
$ 6.50 to $10.00	6,500	1.00	$10.00	6,500	$10.00
$12.88 to $18.63	45,875	2.82	15.66	45,875	15.66
$20.00 to $29.50	80,500	9.23	23.79	49,625	23.21
$30.50 to $40.00	413,125	11.48	34.96	70,627	34.18
$42.88 to $44.80	17,500	10.48	43.86	—	—

$ 6.50 to $44.80	563,500	10.30	31.78	172,627	25.19

AmQuest Financial Corp. (“AmQuest”), which merged with the Company in 1998, had four stock option plans. These plans were assumed by the Company, but no new options will be issued under the plans. Pro forma disclosures, as if the cost recognition provision of FAS 123 had been applied, have not been presented for these plans since such disclosures would not result in material differences from the intrinsic value method. Three of the plans are qualified incentive stock option plans for employees (the “AmQuest Employees Stock Option Plans”). A total of 178,135 shares were authorized to be issued under the plans. These options became fully vested at the time of the merger and will expire at various dates through November 2006. A summary of the options granted under the AmQuest Employees Stock Option Plans is as follows:

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

	Year Ended December 31,
	2002		2001		2000
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	11,525	$15.67	18,357	$15.72	40,217	$16.21
Options exercised	(6,851)	16.09	(5,248)	15.95	(21,860)	16.62
Options canceled	—	—	(1,584)	15.32	—	—

Outstanding at end of year	4,674	15.05	11,525	15.67	18,357	15.72

A summary of options outstanding under the AmQuest Employees Stock Option Plans as of December 31, 2002 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price
$13.58 to $17.05	4,674	3.04	$15.05

AmQuest’s other stock option plan was for non-employee directors (the “AmQuest Directors’ Stock Option Plan”). The AmQuest Directors Stock Option Plan was authorized to issue up to 118,755 shares and the options were fully exercisable when granted. A summary of the options granted under the AmQuest Directors Stock Option Plan is as follows:

	Year Ended December 31,
	2002		2001		2000
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	5,785	$17.26	6,023	$17.40	6,023	$17.40
Options exercised	(872)	16.51	(238)	20.84	—	—
Options canceled	—	—	—	—	—	—

Outstanding at end of year	4,913	17.39	5,785	17.26	6,023	17.40

A summary of options outstanding under the AmQuest Directors Stock Option Plan as of December 31, 2002 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price
$13.58 to $20.84	4,913	3.55	$17.39

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”). Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. A total of 20,000 shares are authorized to be issued under the plan. A summary of the accumulated stock units is as follows:

	December 31,
	2002	2001
Accumulated stock units	9,838	7,328
Average price	$36.18	$33.59

(14)	STOCKHOLDERS’ EQUITY

The following is a description of the capital stock of the Company:

(a) Senior Preferred Stock: $1.00 par value; 10,000,000 shares authorized; no shares issued or outstanding. Shares may be issued with such voting, dividend, redemption, sinking fund, conversion, exchange, liquidation and other rights as shall be determined by the Company’s Board of Directors, without approval of the stockholders. The Senior Preferred Stock would have a preference over common stock as to payment of dividends, as to the right to distribution of assets upon redemption of such shares or upon liquidation of the Company.

(b) 10% Cumulative Preferred Stock: $5.00 par value, redeemable at the Company’s option at $5.00 per share plus accumulated dividends; non-voting; cumulative dividends at the rate of 10% payable semi-annually on January 15 and July 15; 900,000 shares authorized; no shares issued or outstanding.

(c) Common stock: $1.00 par value; 15,000,000 shares authorized. At December 31, 2002 and 2001, there were 8,136,852 shares and 8,260,099 shares issued and outstanding, respectively.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 277,916 shares and was amended again in August 2002 to increase the shares authorized to be purchased by 182,265 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2002 there were 289,901 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Year Ended December 31,
	2002	2001
Number of shares repurchased	186,599	119,519
Average price of shares repurchased	$39.19	$39.34

BancFirst Corporation’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At December 31, 2002, approximately $49,308 of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

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

		December 31,
	Minimum Required	2002	2001
Tier 1 capital
BancFirst Corporation		$241,185	$216,832
BancFirst		$200,306	$188,526
Total capital
BancFirst Corporation		$265,766	$241,862
BancFirst		$224,887	$213,160
Risk adjusted assets
BancFirst Corporation		$2,005,465	$1,955,789
BancFirst		$1,975,987	$1,923,731
Leverage ratio	3.00%
BancFirst Corporation		8.69%	7.93%
BancFirst		7.30%	6.97%
Tier 1 capital ratio	4.00%
BancFirst Corporation		12.03%	11.09%
BancFirst		10.14%	9.80%
Total capital ratio	8.00%
BancFirst Corporation		13.25%	12.37%
BancFirst		11.38%	11.08%

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of December 31, 2002 and 2001, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(15) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2002
Basic
Income available to common stockholders	$33,562	8,136,762	$4.12

Effect of stock options	—	123,401

Diluted
Income available to common stockholders plus assumed exercises of stock options	$33,562	8,260,163	$4.06

Year Ended December 31, 2001
Basic
Income available to common stockholders	$27,961	8,274,486	$3.38

Effect of stock options	—	96,584

Diluted
Income available to common stockholders plus assumed exercises of stock options	$27,961	8,371,070	$3.34

Year Ended December 31, 2000
Basic
Income available to common stockholders	$26,217	8,147,690	$3.22

Effect of stock options	—	76,484

Diluted
Income available to common stockholders plus assumed exercises of stock options	$26,217	8,224,174	$3.19

Below is the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2002	7,500	$44.80
December 31, 2001	10,000	$40.00
December 31, 2000	251,540	$33.84

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(16)	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEET
		December 31,
ASSETS		2002	2001

Cash		$10,680	$5,645
Securities		2,162	2,150
Loans		4,200	3,100
Investments in subsidiaries, at equity		252,758	234,738
Intangible assets		1,715	1,716
Dividends receivable		7,168	2,318
Other assets		387	714

Total assets		$279,070	$250,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities		$2,562	$2,213
Notes payable		—	—
9.65% Capital Securities		25,000	25,000
Stockholders’ equity		251,508	223,168

Total liabilities and stockholders’ equity		$279,070	$250,381

STATEMENT OF INCOME
	Year Ended December 31,
OPERATING INCOME	2002	2001	2000

Dividends from subsidiaries	$23,521	$6,830	$12,815
Interest:
Loans	219	143	4
Securities	318	257	278
Interest-bearing deposits	81	48	49
Other	25	(123)	10

Total operating income	24,164	7,155	13,156

OPERATING EXPENSE
Interest	2,469	2,639	2,516
Amortization	1	501	1,079
Other	178	107	385

Total operating expense	2,648	3,247	3,980

Income before income taxes and equity in undistributed earnings of subsidiaries	21,516	3,908	9,176
Allocated income tax benefit	661	821	985

Income before equity in undistributed earnings of subsidiaries	22,177	4,729	10,161
Equity in undistributed earnings of subsidiaries	11,385	23,232	16,056

Net income	$33,562	$27,961	$26,217

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,562	$27,961	$26,217
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1	501	1,079
Equity in undistributed earnings of subsidiaries	(11,385)	(23,232)	(16,056)
(Increase) decrease in dividends receivable	(4,850)	5,977	(4,066)
Other, net	435	576	1,197

Net cash provided by operating activities	17,763	11,783	8,371

INVESTING ACTIVITIES
Net cash used for acquisitions	—	(5,429)	(4,391)
Purchases of stock of subsidiaries	—	(2,700)	(1,500)
Sale of stock of subsidiaries	—	12,059	8,215
Purchases of securities	(12)	(903)	(125)
Proceeds from maturities of securities	—	425	850
Net other (increase) decrease in loans	(1,100)	(3,100)	802
Other, net	15	—	—

Net cash provided by investing activities	(1,097)	352	3,851

FINANCING ACTIVITIES
Net increase (decrease) in notes payable	—	(1,000)	(2,000)
Payment of long-term debt	—	—	(1,798)
Issuance of common stock	1,883	1,296	1,225
Acquisition of common stock	(7,312)	(4,702)	(3,359)
Cash dividends paid	(6,202)	(5,953)	(5,378)

Net cash used by financing activities	(11,631)	(10,359)	(11,310)

Net increase in cash	5,035	1,776	912
Cash at the beginning of the year	5,645	3,869	2,957

Cash at the end of the year	$10,680	$5,645	$3,869

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest	$2,469	$2,655	$2,431

Cash received during the year for income taxes, net	$(1,568)	$(1,719)	$(705)

(17)	RELATED PARTY TRANSACTIONS

In past years, the Company purchased supplies, furniture and equipment from an affiliated company. This company was sold to a non-affiliated company in 2001. During the years ended December 31, 2001 and 2000, such purchases totaled $148 and $130, respectively.

BancFirst sells credit life, credit accident and health, and ordinary life insurance policies for Century Life, which BancFirst Corporation acquired 75% of in 2001, and which is included in the Company’s consolidated financial statements beginning in 2001. BancFirst retains 40% of the commissions for such sales, which is the maximum amount permitted by law. The net income of Century Life for the years ended December 31, 2002 and 2001 was $400 and $953, respectively. Net premiums paid by BancFirst to Century Life for the years ended December 31, 2000 and 1999 were $852 and $880, respectively.

Refer to note (5) for information regarding loan transactions with related parties.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(18)    COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit which involve elements of credit and interest rate risk to varying degrees. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the instrument’s contractual amount. To control this credit risk, the Company uses the same underwriting standards as it uses for loans recorded on the balance sheet. The amounts of financial instruments with off-balance-sheet risk are as follows:

	December 31,
	2002	2001	2000
Loan commitments	$396,200	$411,380	$333,391
Letters of credit	28,964	20,791	17,838

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

The future minimum rental payments under these leases are as follows:

Year Ending December 31:
2003	$674
2004	599
2005	513
2006	478
2007	470
Later years	4,540

Total	$7,274

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $993, $818 and $792 during 2002, 2001 and 2000, respectively.

The Company is a defendant in legal actions arising from normal business activities. Management believes that all legal actions against the Company are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company’s financial position, results of operations or cash flows.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and due from banks	$152,239	$152,239	$152,577	$152,577
Federal funds sold and interest-bearing deposits	142,866	142,866	220,528	220,528
Securities	565,225	567,717	544,291	545,950
Loans:
Loans (net of unearned interest)	1,814,862		1,717,433
Allowance for loan losses	(24,367)		(24,531)

Loans, net	1,790,495	1,797,096	1,692,902	1,713,771
FINANCIAL LIABILITIES
Deposits	2,428,648	2,439,286	2,401,328	2,412,007
Short-term borrowings	24,443	24,443	52,091	52,091
Long-term borrowings	34,087	35,105	24,090	24,550
9.65% Capital Securities	25,000	26,327	25,000	25,930
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		2,615		2,715
Letters of credit		217		156

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(20) SEGMENT INFORMATION

The Company evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The four principal business units were metropolitan banks, community banks, other financial services, and executive, operations and support. Metropolitan and community banks offer traditional banking products such as commercial and retail lending, and a full line of deposit accounts. Metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. Community banks consist of banking locations in communities throughout Oklahoma. Other financial services are specialty product business units including guaranteed small business lending, guaranteed student lending, residential mortgage lending, trust services, securities brokerage, electronic banking and insurance. The executive, operations and support groups represent executive management, operational support and corporate functions that are not allocated to the other business units. The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
December 31, 2002
Net interest income (expense)	$29,540	$75,477	$6,857	$(2,544)	$—	$109,330
Provision for loan losses	2,357	2,762	416	(259)	—	5,276
Noninterest income	8,103	22,189	12,957	62,483	(60,520)	45,212
Depreciation and amortization	1,681	3,202	259	1,575	(694)	6,023
Other expenses	21,176	45,697	14,400	10,280	804	92,357

Income before taxes	$12,429	$46,005	$4,739	$48,343	(60,630)	$50,886

Total Assets	$930,226	$1,812,821	$144,892	$556,430	(647,507)	$2,796,862

Capital expenditures	$3,280	$3,688	$65	$2,066	—	$9,099

December 31, 2001
Net interest income (expense)	$30,496	$71,473	$6,526	$(3,563)	$—	$104,932
Provision for loan losses	98	916	328	438	—	1,780
Noninterest income	6,430	18,376	9,843	58,589	(56,330)	36,908
Depreciation and amortization	2,240	4,369	268	2,077	(616)	8,338
Other expenses	21,056	44,928	11,871	9,573	854	88,282

Income before taxes	$13,532	$39,636	$3,902	$42,938	(56,568)	$43,440

Total Assets	$837,372	$1,815,178	$140,501	$558,181	(594,187)	$2,757,045

Capital expenditures	$6,585	$3,776	$299	$1,473	—	$12,133

December 31, 2000
Net interest income (expense)	$32,541	$69,189	$3,084	$(2,479)	$—	$102,335
Provision for loan losses	3,070	878	186	(89)	—	4,045
Noninterest income	5,787	16,035	6,484	46,103	(44,507)	29,902
Depreciation and amortization	2,199	3,798	180	2,258	—	8,435
Other expenses	19,902	42,522	6,917	9,948	—	79,289

Income before taxes	$13,157	$38,026	$2,285	$31,507	(44,507)	$40,468

Total Assets	$800,448	$1,765,678	$110,900	$432,973	(539,744)	$2,570,255

Capital expenditures	$2,723	$6,519	$81	$1,393	—	$10,716

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

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

(21) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 is as follows:

	Quarter
2002	Fourth	Third	Second	First
Net interest income	$27,413	$28,057	$27,102	$26,759
Provision for loan losses	1,654	1,263	1,396	964
Noninterest income	11,816	11,948	11,419	10,029
Noninterest expense	24,596	25,375	24,779	23,629
Net income	8,394	8,860	8,386	7,922
Net income per common share:
Basic	1.03	1.09	1.03	0.97
Diluted	1.02	1.07	1.02	0.96

2001
Net interest income	$26,083	$26,319	$26,390	$26,140
Provision for loan losses	388	581	480	332
Noninterest income	9,601	9,721	9,180	8,406
Noninterest expense	24,474	24,786	24,198	23,161
Net income	6,895	6,880	7,035	7,151
Net income per common share:
Basic	0.84	0.83	0.85	0.86
Diluted	0.83	0.82	0.84	0.85

INDEX TO EXHIBITS

Exhibit Number	Name of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst (filed as Exhibit 1 to BancFirst’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

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

4.4

Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

10.1

United Community Corporation (now BancFirst Corporation) Stock Option Plan (filed as Exhibit 10.09 to the Company’s Registration Statement on Form S-4, file No. 33-13016 and incorporated herein by reference).

10.2

BancFirst Corporation Employee Stock Ownership and Thrift Plan (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

10.3

1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4

1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5

1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

Exhibit Number	Name of Exhibit

10.6

BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.7

BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.8

Stock Purchase Agreement dated November 14, 2000 among BancFirst Corporation, Pickard Limited Partnership and Century Life Assurance Company (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

99.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.