Form 10-Q
period 2003-03-31
BANCFIRST CORP /OK/
filed 2003-05-15
CIK 760498

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of April 30, 2003 there were 7,786,719 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in thousands)

	March 31,		December 31, 2002
	2003	2002
ASSETS
Cash and due from banks	$143,843	$122,493	$152,239
Interest-bearing deposits with banks	10,037	12,692	8,866
Federal funds sold	193,000	182,000	134,000
Securities (market value: $548,322, $561,138, and $567,717, respectively)	545,991	559,513	565,225
Loans:
Total loans (net of unearned interest)	1,819,602	1,745,173	1,814,862
Allowance for loan losses	(24,694)	(24,058)	(24,367)

Loans, net	1,794,908	1,721,115	1,790,495
Premises and equipment, net	59,881	62,395	60,281
Other real estate owned	2,800	3,198	2,345
Intangible assets, net	1,306	1,781	1,425
Goodwill	20,235	20,235	20,235
Accrued interest receivable	19,264	22,778	21,526
Other assets	47,027	40,682	40,225

Total assets	$2,838,292	$2,748,882	$2,796,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$625,978	$570,369	$610,511
Interest-bearing	1,851,777	1,807,732	1,818,137

Total deposits	2,477,755	2,378,101	2,428,648
Short-term borrowings	25,002	57,541	24,443
Long-term borrowings	32,480	33,967	34,087
9.65% Capital Securities	25,000	25,000	25,000
Accrued interest payable	4,139	6,398	5,611
Other liabilities	29,043	23,364	25,317
Minority interest	2,299	2,140	2,248

Total liabilities	2,595,718	2,526,511	2,545,354

Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $1.00 par (shares issued: 7,808,281, 8,157,741 and 8,136,852, respectively)	7,807	8,158	8,137
Capital surplus	59,241	57,461	59,232
Retained earnings	160,590	151,086	168,240
Accumulated other comprehensive income, net of income tax of $7,371, $2,586 and $8,384, respectively	14,936	5,666	15,899

Total stockholders’ equity	242,574	222,371	251,508

Total liabilities and stockholders’ equity	$2,838,292	$2,748,882	$2,796,862

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
INTEREST INCOME
Loans, including fees	$29,181	$31,906
Securities:
Taxable	6,146	7,059
Tax-exempt	431	505
Federal funds sold	445	607
Interest-bearing deposits with banks	17	63

Total interest income	36,220	40,140

INTEREST EXPENSE
Deposits	8,331	12,174
Short-term borrowings	68	161
Long-term borrowings	469	434
9.65% Capital Securities	612	612

Total interest expense	9,480	13,381

Net interest income	26,740	26,759
Provision for loan losses	783	964

Net interest income after provision for loan losses	25,957	25,795

NONINTEREST INCOME
Trust revenue	1,049	1,059
Service charges on deposits	6,064	5,345
Securities transactions	616	—
Income from sales of loans	402	221
Other	3,648	3,404

Total noninterest income	11,779	10,029

NONINTEREST EXPENSE
Salaries and employee benefits	14,015	13,905
Occupancy and fixed assets expense, net	1,414	1,350
Depreciation	1,235	1,254
Amortization of intangible assets	146	161
Data processing services	552	514
Net (income) expense from other real estate owned	(24)	64
Other	7,250	6,381

Total noninterest expense	24,588	23,629

Income before taxes	13,148	12,195
Income tax expense	(4,550)	(4,273)

Net income	8,598	7,922
Other comprehensive income, net of tax:
Unrealized losses on securities	(563)	(3,524)
Reclassification adjustment for gains included in net income	(400)	—

Comprehensive income	$7,635	$4,398

NET INCOME PER COMMON SHARE
Basic	$1.09	$0.97

Diluted	$1.07	$0.96

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES	$7,649	$9,661

INVESTING ACTIVITIES
Purchases of securities:
Held for investment	(707)	(1,353)
Available for sale	(43,620)	(41,528)
Maturities of securities:
Held for investment	6,592	8,766
Available for sale	44,804	13,600
Proceeds from sales and calls of securities:
Held for investment	434	10
Available for sale	10,632	—
Net (increase) decrease in federal funds sold	(59,000)	26,000
Purchases of loans	(6,318)	(5,578)
Proceeds from sales of loans	47,840	25,977
Net other increase in loans	(47,748)	(51,941)
Purchases of premises and equipment	(1,315)	(4,610)
Proceeds from the sale of other real estate owned and repossessed assets	2,042	1,528
Other, net	—	2,644

Net cash used by investing activities	(46,364)	(26,485)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	92,613	17,240
Net increase (decrease) in certificates of deposits	(43,506)	(40,467)
Net increase in short-term borrowings	559	5,450
Net increase (decrease) in long-term borrowings	(1,607)	9,877
Issuance of common stock	9	51
Acquisition of common stock	(14,860)	(3,773)
Cash dividends paid	(1,718)	(1,474)

Net cash provided (used) by financing activities	31,490	(13,096)

Net decrease in cash and due from banks	(7,225)	(29,920)
Cash and due from banks at the beginning of the period	161,105	165,105

Cash and due from banks at the end of the period	$153,880	$135,185

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$10,952	$16,374

Cash paid (received) during the period for income taxes	$(5)	$—

The accompanying notes are an integral part of these consolidated financial statements.

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

The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2002, the date of the most recent annual report. Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

The preparation of financial statements in conformity with generally accepted accounting principles inherently involves the use of estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. These estimates relate principally to the determination of the allowance for loan losses, income taxes and the fair values of financial instruments. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported.

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

In October 2002, the FASB issued FAS No. 147, “Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” This Statement was effective October 1, 2002. FAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method”, provide interpretive guidance on the application of the purchase method to acquisitions of financial institutions. This Statement removes acquisitions of financial institutions from the scope of both FAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FAS No. 141 and FAS No. 142. In addition, this Statement amends FAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. The adoption of these new standards did not have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” This Statement amends FAS No. 123, “Accounting for Stock-Based Compensation” to provide two additional transition methods for entities that adopt the fair value method of accounting for stock-based compensation. This Statement also prohibits the use of the prospective method of transition for changes to the fair value method made in fiscal years beginning after December 15, 2003. In addition, this Statement requires new disclosures about the effect of stock-based compensation on reported results and requires more prominent disclosures about stock-based compensation by prescribing specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies.” The adoption of this new standard did not have a material effect on the Company’s consolidated financial statements, as the Company uses the intrinsic value method of accounting for stock-based compensation. Pro forma disclosures as if the Company adopted the cost recognition provisions of FAS 123 in 1995 are presented below.

	Three Months Ended March 31,
	2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma
APB 25 charge	$—	$—	$—	$—
FAS 123 charge	—	166	—	146
Net income	8,598	8,432	7,922	7,776
Net income per share:
Basic	$1.09	$1.07	$0.97	$0.95
Diluted	1.07	1.05	0.96	0.94

The effects of applying FAS 123 to the pro forma disclosure are not indicative of future results. FAS 123 does not apply to grants of options prior to 1995 and the Company anticipates making additional grants in the future.

(3)	RECENT DEVELOPMENTS; MERGERS, ACQUISITIONS AND DISPOSALS

In January 2003, BancFirst Corporation repurchased 320,000 shares of its common stock for $14,400. The shares were repurchased through a market-maker in the Company’s stock and was not a part of the Company’s ongoing Stock Repurchase Program

(4)	SECURITIES

The table below summarizes securities held for investment and securities available for sale.

	March 31,		December 31, 2002
	2003	2002
Held for investment at cost (market value; $51,084, $66,067 and $57,585, respectively)	$48,753	$64,442	$55,093
Available for sale, at market value	497,238	495,071	510,132

Total	$545,991	$559,513	$565,225

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	March 31,				December 31, 2002
	2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$375,224	20.61%	$368,850	21.14%	$371,627	20.48%
Agriculture	94,379	5.19	95,519	5.47	99,706	5.49
State and political subdivisions:
Taxable	134	0.01	150	0.01	137	0.01
Tax-exempt	19,770	1.09	18,295	1.05	19,467	1.07
Real Estate:
Construction	132,444	7.28	96,931	5.55	136,539	7.52
Farmland	68,401	3.76	62,059	3.56	67,447	3.72
One to four family residences	418,508	23.00	387,018	22.17	423,551	23.34
Multifamily residential properties	15,598	0.86	16,231	0.93	16,034	0.88
Commercial	391,030	21.49	381,872	21.88	384,880	21.21
Consumer	263,708	14.49	272,905	15.64	260,819	14.37
Other	40,406	2.22	45,343	2.60	34,655	1.91

Total loans	$1,819,602	100.00%	$1,745,173	100.00%	$1,814,862	100.00%

Loans held for sale (included above)	$11,884		$7,462		$16,025

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

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended March 31,
	2003	2002
Balance at beginning of period	$24,367	$24,531

Charge-offs	(756)	(1,711)
Recoveries	300	274

Net charge-offs	(456)	(1,437)

Provisions charged to operations	783	964

Balance at end of period	$24,694	$24,058

The net charge-offs by category are summarized as follows:

	Three Months Ended March 31,
	2003	2002
Commercial, financial and other	$48	$667
Real estate – construction	9	15
Real estate – mortgage	232	263
Consumer	167	492

Total	$456	$1,437

(6)	NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets:

	March 31,		December 31, 2002
	2003	2002
Past due over 90 days and still accruing	$2,469	$1,495	$2,515
Nonaccrual	14,412	13,193	10,899
Restructured	640	694	497

Total nonperforming and restructured loans	17,521	15,382	13,911
Other real estate owned and repossessed assets	3,254	3,690	2,819

Total nonperforming and restructured assets	$20,775	$19,072	$16,730

Nonperforming and restructured loans to total loans	0.96%	0.88%	0.77%

Nonperforming and restructured assets to total assets	0.73%	0.69%	0.60%

(7)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	March 31,				December 31, 2002
	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$4,552	$3,247	$4,552	$2,773	$4,552	$3,128
Trademarks	20	19	20	18	20	19

Total	$4,572	$3,266	$4,572	$2,791	$4,572	$3,147

Amortization of intangible assets and estimated amortization of intangible assets are as follows:

Amortization:
Three months ended March 31, 2003	$146
Three months ended March 31, 2002	161
Year ended December 31, 2002	600

Estimated Amortization:
Year ended December 31,
2003	$511
2004	310
2005	292
2006	255
2007	102

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended

March 31, 2003 and 2002
Balance at beginning and end of period	$7,144	$12,561	$—	$1,713	$(1,183)	$20,235

(8)	CAPITAL

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

	Minimum Required	March 31,		December 31, 2002
		2003	2002
Tier 1 capital		$233,384	$219,678	$241,185
Total capital		$258,292	$244,318	$265,766
Risk-adjusted assets		$2,027,248	$1,994,323	$2,005,465
Leverage ratio	3.00%	8.29%	8.06%	8.69%
Tier 1 capital ratio	4.00%	11.51%	11.02%	12.03%
Total capital ratio	8.00%	12.74%	12.25%	13.25%

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a leverage ratio of at least 5%, a Tier 1 ratio of at least 6%, and a combined total capital ratio of at least 10%. As of March 31, 2003 and 2002, and December 31, 2002, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(9) STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 277,916 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 182,265 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At March 31, 2003 there were 279,701 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended March 31,
	2003	2002
Number of shares repurchased	10,200	104,900
Average price of shares repurchased	$45.14	$35.97

(10)	COMPREHENSIVE INCOME

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

	Three Months Ended March 31,
	2003	2002
Unrealized gain (loss) during the period:
Before-tax amount	$(816)	$(5,203)
Tax (expense) benefit	253	1,679

Net-of-tax amount	$(563)	$(3,524)

The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

	Three Months Ended March 31,
	2003	2002
Unrealized gain (loss) on securities:
Beginning balance	$15,899	$9,190
Current period change	(563)	(3,524)
Reclassification adjustment for gains included in net income	(400)	—

Ending balance	$14,936	$5,666

(11)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2003
Basic
Income available to common stockholders	$8,598	7,916,890	$1.09

Effect of stock options	—	109,930

Diluted
Income available to common stockholders plus assumed exercises of stock options	$8,598	8,026,820	$1.07

Three Months Ended March 31, 2002
Basic
Income available to common stockholders	$7,922	8,202,021	$0.97

Effect of stock options	—	83,329

Diluted
Income available to common stockholders plus assumed exercises of stock options	$7,922	8,285,350	$0.96

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended March 31, 2003	7,500	$44.80
Three Months Ended March 31, 2002	54,779	$38.35

(12)	SEGMENT INFORMATION

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

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
March 31, 2003
Net interest income (expense)	$7,305	$18,387	$1,633	$(585)	$—	$26,740
Noninterest income	2,058	5,515	3,190	15,933	(14,917)	11,779
Income before taxes	3,603	11,699	1,596	11,228	(14,978)	13,148
March 31, 2002
Net interest income (expense)	$7,343	$18,331	$1,810	$(725)	$—	$26,759
Noninterest income	1,789	4,991	2,900	14,944	(14,595)	10,029
Income before taxes	3,271	10,608	1,371	11,597	(14,652)	12,195

Total Assets:
March 31, 2003	$960,910	$1,817,308	$170,397	$539,033	$(649,356)	$2,838,292
March 31, 2002	$851,971	$1,796,606	$154,277	$546,861	$(600,833)	$2,748,882

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the first quarter ended March 31, 2003 was $8.6 million, compared to $7.92 million for the first quarter of 2002. Diluted net income per share was $1.07, compared to $0.96 for the first quarter of 2002. Net income per share for 2003 was positively impacted by the repurchase of 320,000 shares of the Company’s stock for $14.4 million in January 2003.

Total assets at March 31, 2003 was $2.84 billion, up $41.4 million from December 31, 2002 and up $89.4 million from March 31, 2002. Stockholders’ equity was $243 million at March 31, 2003, down $8.93 million from December 31, 2002 due to the stock repurchase in the first quarter, and up $20.2 million compared to March 31, 2002.

RESULTS OF OPERATIONS

Net interest income for the first quarter of 2003 remained stable compared to the prior year at $26.7 million. The net interest margin decreased to 4.32% from 4.43% for the first quarter of 2002. Earning asset growth, primarily in loans, produced volume and mix variances that helped to offset a negative rate variance, keeping net interest income at about the same level as the prior year. In the current low interest rate environment, the value of the Company’s noninterest-bearing deposits is reduced, causing a decrease in the Company’s net interest margin. Assuming no change in this rate environment, or in the volume or mix of the Company’s loans and deposits, the Company’s net interest income would reasonably be expected to decline over the next several quarters.

The Company provided $783,000 for loan losses in the first quarter of 2003, compared to $964,000 for the same period of 2002. Net loan charge-offs decreased to $456,000 for the first quarter of 2003, from $1.44 million for the first quarter of 2002. The net charge-offs represent annualized rates of 0.10% and 0.33% of average total loans for the first quarter of 2003 and 2002, respectively.

Noninterest income increased $1.75 million, or 17.4%, compared to the first quarter of 2002. This increase was the result of growth in service charges on deposits, gains on securities sold, higher income from sales of loans, and growth in fees for other services. Noninterest income excluding securities gains increased $1.13 million, or 11.3%. Noninterest expense increased $959,000, or 4.06%, compared to the first quarter of 2002. This increase was due to an operational loss of $1.18 million recognized in the first quarter, which will not affect future periods. Excluding this operational loss, noninterest expense decreased $221,000, or 0.94%. Income tax expense increased $277,000 compared to the first quarter of 2002 due to higher income in 2003. The effective tax rate on income before taxes was 34.61%, down from 35.04% in the first quarter of 2002.

FINANCIAL POSITION

Cash and due from banks, interest-bearing deposits with banks, and federal funds sold increased a combined total of $51.8 million from December 31, 2002 and $29.7 million from March 31, 2002. These decreases were mainly due to growth in deposits.

Total securities decreased $19.2 million compared to December 31, 2002 and $13.5 million compared to March 31, 2002. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale was $22.3 million at the end of the first quarter of 2003, compared to a gain of $24.3 million at December 31, 2002 and a gain of $8.25 million at March 31, 2002. The average taxable equivalent yield on the securities portfolio for the first quarter decreased to 4.91% from 5.69% for the same quarter of 2002.

Total loans increased $4.74 million from December 31, 2002 and $74.4 million from March 31, 2002, due to internal growth. The allowance for loan losses increased $327,000 from year-end 2002 and $636,000 from the first quarter of 2002. The allowance as a percentage of total loans was 1.36%, 1.34% and 1.38% at March 31, 2003,

December 31, 2002 and March 31, 2002, respectively. The allowance to nonperforming and restructured loans at the same dates was 140.94%, 175.16% and 156.40%, respectively.

Nonperforming and restructured loans totaled $17.5 million at March 31, 2003, compared to $13.9 million at December 31, 2002 and $15.4 million at March 31, 2002. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.96%, 0.77% and 0.88%, respectively. It is reasonable to expect nonperforming loans and loan losses to rise over time to historical norms as a result of economic and credit cycles.

Total deposits increased $49.1 million compared to December 31, 2002, and $99.7 million compared to March 31, 2002 due to internal growth. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 9.53% of total deposits at March 31, 2003.

Short-term borrowings increased $559,000 from December 31, 2002, and decreased $32.5 million from March 31, 2002. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $1.61 million from year-end 2002and $1.49 million from the first quarter of 2002. The Company uses these borrowings from the Federal Home Loan Bank primarily to match-fund long-term fixed-rate loans.

Stockholders’ equity decreased $8.93 million from year-end 2002 due to the stock repurchase in the first quarter. Compared to March 31, 2002, stockholders’ equity increased $20.2 million due to accumulated earnings. Average stockholders’ equity to average assets for the first quarter of 2003 was 8.96%, compared to 8.25% for the first quarter of 2002. The Company’s leverage ratio and total risk-based capital ratio were 8.29% and 12.74%, respectively, at March 31, 2003, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Per Common Share Data
Net income – basic	$1.09	$0.97
Net income – diluted	1.07	0.96
Cash dividends	0.22	0.18
Performance Data
Return on average assets	1.25%	1.18%
Return on average stockholders’ equity	13.92	14.26
Cash dividend payout ratio	20.18	18.56
Net interest spread	3.83	3.79
Net interest margin	4.32	4.43
Efficiency ratio	63.83	64.23

		March 31,		December 31, 2002
		2003	2002
Balance Sheet Data
Book value per share		$31.07	$27.17	$30.91
Tangible book value per share		28.31	24.48	28.25
Average loans to deposits (year-to-date)		75.12%	73.29%	73.89%
Average earning assets to total assets (year-to-date)		91.13	90.38	90.82
Average stockholders’ equity to average assets (year-to-date)		8.96	8.25	8.53
Asset Quality Ratios
Nonperforming and restructured loans to total loans		0.96%	0.88%	0.77%
Nonperforming and restructured assets to total assets		0.73	0.69	0.60
Allowance for loan losses to total loans		1.36	1.38	1.34
Allowance for loan losses to nonperforming and restructured loans		140.94	156.40	175.16

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$1,827,546	$29,341	6.51%	$1,747,340	$31,874	7.40%
Securities—taxable	522,847	6,146	4.77	512,446	7,059	5.59
Securities—tax exempt	39,902	663	6.74	45,757	777	6.89
Federal funds sold	156,508	462	1.20	163,918	670	1.66

Total earning assets	2,546,803	36,612	5.83	2,469,461	40,380	6.63

Nonearning assets:
Cash and due from banks	123,717			140,962
Interest receivable and other assets	148,531			146,025
Allowance for loan losses	(24,468)			(24,145)

Total nonearning assets	247,780			262,842

Total assets	$2,794,582			$2,732,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$374,488	509	0.55%	$368,605	850	0.94%
Savings deposits	661,397	2,735	1.68	505,572	2,600	2.09
Time deposits	807,543	5,087	2.55	947,045	8,724	3.74
Short-term borrowings	21,888	68	1.26	38,919	161	1.68
Long-term borrowings	33,034	469	5.76	28,556	434	6.16
9.65% Capital Securities	25,000	612	9.93	25,000	612	9.93

Total interest-bearing liabilities	1,923,350	9,480	2.00	1,913,697	13,381	2.84

Interest-free funds:
Noninterest-bearing deposits	589,362			562,803
Interest payable and other liabilities	31,438			30,493
Stockholders’ equity	250,432			225,310

Total interest free funds	871,232			818,606

Total liabilities and stockholders’ equity	$2,794,582			$2,732,303

Net interest income		$27,132			$26,999

Net interest spread			3.83%			3.79%

Net interest margin			4.32%			4.43%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrants disclosures regarding market risk since December 31, 2002, the date of its annual report to stockholders.

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

99.1	*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Exhibit

99.2	*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	A report on Form 8-K dated February 28, 2003 was filed by the Company to disclose certain financial information for the fourth quarter of 2002 under Item 9. Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date May 15, 2003	/s/ Randy P. Foraker
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date May 15, 2003	/s/ David E. Rainbolt
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date May 15, 2003	/s/ Joe T. Shockley, Jr.
(Signature)
Joe T. Shockley, Jr.
Executive Vice President and Chief Financial Officer