Form 10-Q
period 2003-06-30
BANCFIRST CORP /OK/
filed 2003-08-14
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark whether the registrant is an accelerate filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐.

As of July 31, 2003 there were 7,804,489 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in thousands)

	June 30,		December 31, 2002
	2003	2002

ASSETS
Cash and due from banks	$143,292	$143,488	$152,239
Interest-bearing deposits with banks	19,623	5,271	8,866
Federal funds sold	231,000	112,000	134,000
Securities (market value: $533,305, $569,679, and $567,717, respectively)	530,644	567,466	565,225

Loans:
Total loans (net of unearned interest)	1,797,364	1,761,158	1,814,862
Allowance for loan losses	(25,004)	(24,730)	(24,367)

Loans, net	1,772,360	1,736,428	1,790,495
Premises and equipment, net	60,746	61,832	60,281
Other real estate owned	2,638	3,322	2,345
Intangible assets, net	1,187	1,662	1,425
Goodwill	20,235	20,235	20,235
Accrued interest receivable	19,171	23,212	21,526
Other assets	47,436	38,515	40,225

Total assets	$2,848,332	$2,713,431	$2,796,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$655,838	$565,617	$610,511
Interest-bearing	1,846,466	1,801,916	1,818,137

Total deposits	2,502,304	2,367,533	2,428,648
Short-term borrowings	28,788	28,941	24,443
Long-term borrowings	13,356	32,705	34,087
9.65% Capital Securities	25,000	25,000	25,000
Accrued interest payable	4,227	6,420	5,611
Other liabilities	23,044	19,306	25,317
Minority interest	2,299	2,187	2,248

Total liabilities	2,599,018	2,482,092	2,545,354

Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $1.00 par (shares issued: 7,803,239, 8,101,504 and 8,136,852, respectively)	7,803	8,100	8,137
Capital surplus	59,996	57,752	59,232
Retained earnings	165,651	154,873	168,240
Accumulated other comprehensive income, net of income tax of $7,830, $5,086 and $8,384, respectively	15,864	10,614	15,899

Total stockholders’ equity	249,314	231,339	251,508

Total liabilities and stockholders’ equity	$2,848,332	$2,713,431	$2,796,862

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30
	2003	2002	2003	2002
INTEREST INCOME
Loans, including fees	$28,906	$31,298	$58,087	$63,204
Securities:
Taxable	5,573	6,925	11,719	13,983
Tax-exempt	397	488	828	993
Federal funds sold	782	645	1,228	1,252
Interest-bearing deposits with banks	22	47	39	110

Total interest income	35,680	39,403	71,901	79,542

INTEREST EXPENSE
Deposits	7,525	11,014	15,857	23,188
Short-term borrowings	89	181	157	342
Long-term borrowings	418	495	887	949
9.65% Capital Securities	611	611	1,223	1,223

Total interest expense	8,643	12,301	18,124	25,682

Net interest income	27,037	27,102	53,777	53,860
Provision for loan losses	1,062	1,396	1,845	2,359

Net interest income after provision for loan losses	25,975	25,706	51,932	51,501

NONINTEREST INCOME
Trust revenue	1,126	1,040	2,175	2,099
Service charges on deposits	6,545	6,541	12,609	11,886
Securities transactions	2,462	—	3,079	—
Income from sales of loans	653	294	1,055	515
Other	3,190	3,544	6,838	6,948

Total noninterest income	13,976	11,419	25,756	21,448

NONINTEREST EXPENSE
Salaries and employee benefits	14,366	14,151	28,381	28,056
Occupancy and fixed assets expense, net	1,363	1,332	2,777	2,682
Depreciation	1,306	1,323	2,541	2,578
Amortization of intangible assets	137	146	284	307
Data processing services	550	527	1,101	1,040
Net expense from other real estate owned	30	177	7	242
Loss on early extinguishment of debt	2,429	—	2,429	—
Other	7,182	7,123	14,432	13,504

Total noninterest expense	27,363	24,779	51,952	48,409

Income before taxes	12,588	12,346	25,736	24,540
Income tax expense	(4,516)	(3,960)	(9,066)	(8,232)

Net income	8,072	8,386	16,670	16,308
Other comprehensive income, net of tax:
Unrealized (gains) losses on securities	2,529	4,948	1,966	1,424
Reclassification adjustment for gains included in net income	(1,601)	—	(2,001)	—

Comprehensive income	$9,000	$13,334	$16,635	$17,732

NET INCOME PER COMMON SHARE
Basic	$1.04	$1.03	$2.12	$2.00

Diluted	$1.02	$1.02	$2.09	$1.97

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES	$9,454	$17,297

INVESTING ACTIVITIES
Purchases of securities:
Held for investment	(1,041)	(2,768)
Available for sale	(116,096)	(77,863)
Maturities of securities:
Held for investment	11,591	12,820
Available for sale	57,355	46,196
Proceeds from sales and calls of securities:
Held for investment	649	280
Available for sale	84,404	219
Net (increase) decrease in federal funds sold	(97,000)	96,000
Purchases of loans	(13,063)	(10,217)
Proceeds from sales of loans	100,866	55,942
Net other increase in loans	(72,838)	(94,374)
Purchases of premises and equipment	(3,587)	(5,463)
Proceeds from the sale of other real estate owned and repossessed assets	581	1,973
Other, net	2,094	1,504

Net cash (used) provided by investing activities	(46,085)	24,249

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	145,216	33,110
Net decrease in certificates of deposits	(71,560)	(66,905)
Net increase (decrease) in short-term borrowings	4,345	(23,150)
Net increase (decrease) in long-term borrowings	(20,731)	8,615
Issuance of common stock	789	356
Acquisition of common stock	(16,185)	(6,824)
Cash dividends paid	(3,433)	(3,094)

Net cash provided (used) by financing activities	38,441	(57,892)

Net increase (decrease) in cash and due from banks	1,810	(16,346)
Cash and due from banks at the beginning of the period	161,105	165,105

Cash and due from banks at the end of the period	$162,915	$148,759

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$19,508	$28,653

Cash paid during the period for income taxes	$8,750	$8,102

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

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide two additional transition methods for entities that adopt the fair value method of accounting for stock-based compensation. This Statement also prohibits the use of the prospective method of transition for changes to the fair value method made in fiscal years beginning after December 15, 2003. In addition, this Statement requires new disclosures about the effect of stock-based compensation on reported results and requires more prominent disclosures about stock-based compensation by prescribing specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies.” The adoption of this new standard did not have a material effect on the Company’s consolidated financial statements, as the Company uses the intrinsic value method of accounting for stock-based compensation. Pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are presented below.

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
APB 25 charge	$—	$—	$—	$—	$—	$—	$—	$—
FAS 123 charge	—	174	—	179	—	341	—	325
Net income	8,072	7,898	8,386	8,207	16,670	16,329	16,308	15,983
Net income per share:
Basic	$1.04	$1.01	$1.03	$1.01	$2.12	$2.08	$2.00	$1.96
Diluted	1.02	0.99	1.02	0.99	2.09	2.05	1.97	1.93

The effects of applying SFAS No. 123 to the pro forma disclosure are not indicative of future results. SFAS No. 123 does not apply to grants of options prior to 1995 and the Company anticipates making additional grants in the future.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which provides guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. Special purpose entities and other types of entities would be assessed for consolidation under this new guidance. FIN 46 requires a variable interest entity to be consolidated if the company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. FIN 46 is effective immediately for interests in variable interest entities acquired after January 31, 2003. It applies in the first interim period after June 15, 2003 to interests in variable interest entities acquired before February 1, 2003. At June 30, 2003, the Company had an interest in BFC Capital Trust I (the “Trust”) which it acquired in January 1997. The Company consolidates the Trust and reports the $25,000 of 9.65% Capital Securities issued by the Trust as debt. A possible interpretation of FIN 46 would require that the Company deconsolidate the Trust and report the $25,000 of subordinated debentures issued by BancFirst Corporation to the Trust as debt instead of the 9.65% Capital Securities. The potential impact of this change on total assets and total liabilities would be immaterial. However, another potential result of the deconsolidation of the Trust could be that the 9.65% Capital Securities would no longer be included in the Company’s Tier 1 capital. The Federal Reserve Board has issued interim guidance that allows such securities to continue to qualify as Tier 1 capital while the issue of deconsolidation continues under review.

(3) RECENT DEVELOPMENTS; MERGERS, ACQUISITIONS AND DISPOSALS

In January 2003, BancFirst Corporation repurchased 320,000 shares of its common stock for $14,400. The shares were repurchased through a market-maker in the Company’s stock and was not a part of the Company’s ongoing Stock Repurchase Program.

In July 2003, BancFirst Corporation entered into an agreement to acquire Lincoln National Bancorporation (“Lincoln”) of Oklahoma City, Oklahoma for cash of approximately $18,500. Lincoln has consolidated total assets of approximately $117,100. As a result of the acquisition, Lincoln will be merged into BancFirst Corporation, and Lincoln’s wholly-owned bank subsidiary, Lincoln National Bank, will become a subsidiary of BancFirst Corporation. The acquisition will be accounted for as a purchase. Accordingly, the effects of the acquisition will be included in the Company’ consolidated financial statements from the date of the acquisition forward. The acquisition is expected to be completed in the fourth quarter of 2003 and will not have a material effect on the results of operations of the Company.

(4) SECURITIES

The table below summarizes securities held for investment and securities available for sale.

	June 30,		December 31, 2002
	2003	2002

Held for investment at cost (market value; $46,537, $63,673 and $57,585, respectively)	$43,876	$61,460	$55,093
Available for sale, at market value	486,768	506,006	510,132

Total	$530,644	$567,466	$565,225

In June 2003, the Company sold $71,176 of available for sale securities and recognized a gain of $2,487. The sale was a part of a plan to adjust the Company’s interest rate sensitivity. The proceeds from this sale was reinvested in securities with shorter maturity dates. The table below summarizes the maturity of securities.

	June 30,		December 31, 2002
	2003	2002

Contractual maturity:
Within one year	$162,397	$117,639	$103,267
After one year but within five years	334,499	403,016	433,017
After five years	20,878	35,139	17,502

Total debt securities	517,774	555,794	553,786
Equity securities	12,870	11,672	11,439

Total	$530,644	$567,466	$565,225

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	June 30,				December 31
	2003		2002		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$365,335	20.33%	$360,181	20.45%	$371,627	20.48%
Agriculture	76,647	4.26	85,285	4.84	99,706	5.49
State and political subdivisions:
Taxable	131	0.01	148	0.01	137	0.01
Tax-exempt	19,645	1.09	18,479	1.05	19,467	1.07
Real Estate:
Construction	148,000	8.23	114,929	6.53	136,539	7.52
Farmland	68,326	3.80	62,010	3.52	67,447	3.72
One to four family residences	423,157	23.55	394,768	22.42	423,551	23.34
Multifamily residential properties	15,129	0.84	16,418	0.93	16,034	0.88
Commercial	400,630	22.29	393,452	22.34	384,880	21.21
Consumer	254,148	14.14	266,692	15.14	260,819	14.37
Other	26,216	1.46	48,796	2.77	34,655	1.91

Total loans	$1,797,364	100.00%	$1,761,158	100.00%	$1,814,862	100.00%

Loans held for sale (included above)	$17,069		$7,283		$16,025

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

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Balance at beginning of period	$24,694	$24,058	$24,367	$24,531

Charge-offs	(1,014)	(1,031)	(1,770)	(2,741)
Recoveries	262	307	562	581

Net charge-offs	(752)	(724)	(1,208)	(2,160)

Provisions charged to operations	1,062	1,396	1,845	2,359

Balance at end of period	$25,004	$24,730	$25,004	$24,730

The net charge-offs by category are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Commercial, financial and other	$316	$314	$364	$981
Real estate – construction	6	—	15	15
Real estate – mortgage	135	26	367	289
Consumer	295	384	462	875

Total	$752	$724	$1,208	$2,160

(6) NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets:

	June 30,		December 31, 2002
	2003	2002
Past due over 90 days and still accruing	$1,521	$796	$2,515
Nonaccrual	13,756	13,806	10,899
Restructured	503	1,011	497

Total nonperforming and restructured loans	15,780	15,613	13,911
Other real estate owned and repossessed assets	2,934	3,718	2,819

Total nonperforming and restructured assets	$18,714	$19,331	$16,730

Nonperforming and restructured loans to total loans	0.88%	0.89%	0.77%

Nonperforming and restructured assets to total assets	0.66%	0.71%	0.60%

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	June 30,				December 31, 2002
	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$4,552	$3,366	$4,552	$2,891	$4,552	$3,128
Trademarks	20	19	20	18	20	19

Total	$4,572	$3,385	$4,572	$2,909	$4,572	$3,147

Amortization of intangible assets and estimated amortization of intangible assets are as follows:

Amortization:
Three months ended June 30, 2003	$137
Three months ended June 30, 2002	146
Six months ended June 30, 2003	284
Six months ended June 30, 2002	307
Year ended December 31, 2002	600
Estimated Amortization:
Year ended December 31,
2003	$511
2004	310
2005	292
2006	255
2007	102

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated

Three Months Ended June 30, 2003 and 2002
Balance at beginning and end of period	$7,144	$12,561	$—	$1,713	$(1,183)	$20,235

Six Months Ended June 30, 2003 and 2002
Balance at beginning and end of period	$7,144	$12,561	$—	$1,713	$(1,183)	$20,235

(8) LONG-TERM BORROWINGS

In June 2003, the Company retired $25,100 of Federal Home Loan Bank advances under its line of credit, and recognized a loss on early extinguishment of debt of $2,429. This early retirement of the advances was a part of a plan to adjust the Company’s interest rate sensitivity. These advances retired had fixed rates of from 3.47% to 7.87% and maturities of from 2008 to 2017.

(9) CAPITAL

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

	Minimum Required	June 30,		December 31, 2002
		2003	2002
Tier 1 capital		$239,316	$223,339	$241,185
Total capital		$264,406	$249,127	$265,766
Risk-adjusted assets		$2,025,754	$1,983,979	$2,005,465
Leverage ratio	3.00%	8.47%	8.32%	8.69%
Tier 1 capital ratio	4.00%	11.81%	11.28%	12.03%
Total capital ratio	8.00%	13.05%	12.56%	13.25%

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a leverage ratio of at least 5%, a Tier 1 ratio of at least 6%, and a combined total capital ratio of at least 10%. As of June 30, 2003 and 2002, and December 31, 2002, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(10) STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 277,916 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 182,265 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At June 30, 2003 there were 250,701 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Number of shares repurchased	29,000	71,600	39,200	176,500
Average price of shares repurchased	$45.68	$42.62	$45.54	$38.66

(11) COMPREHENSIVE INCOME

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Unrealized gain (loss) during the period:
Before-tax amount	$3,849	7,448	$3,033	$2,245
Tax (expense) benefit	(1,320)	(2,500)	(1,067)	(821)

Net-of-tax amount	$2,529	$4,948	$1,966	$1,424

The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Unrealized gain (loss) on securities:
Beginning balance	$14,936	$5,666	$15,899	$9,190
Current period change	2,529	4,948	1,966	1,424
Reclassification adjustment for gains included in net income	(1,601)	—	(2,001)	—

Ending balance	$15,864	$10,614	$15,864	$10,614

(12) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2003
Basic
Income available to common stockholders	$8,072	7,796,999	$1.04

Effect of stock options	—	138,550

Diluted
Income available to common stockholders plus assumed exercises of stock options	$8,072	7,935,549	$1.02

Three Months Ended June 30, 2002
Basic
Income available to common stockholders	$8,386	8,112,475	$1.03

Effect of stock options	—	121,819

Diluted
Income available to common stockholders plus assumed exercises of stock options	$8,386	8,234,294	$1.02

Six Months Ended June 30, 2003
Basic
Income available to common stockholders	$16,670	7,856,613	$2.12

Effect of stock options	—	125,620

Diluted
Income available to common stockholders plus assumed exercises of stock options	$16,670	7,982,233	$2.09

Six Months Ended June 30, 2002
Basic
Income available to common stockholders	$16,308	8,157,000	$2.00

Effect of stock options	—	102,943

Diluted
Income available to common stockholders plus assumed exercises of stock options	$16,308	8,259,943	$1.97

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended June 30, 2003	77	$51.86
Three Months Ended June 30, 2002	3,956	$43.52
Six Months Ended June 30, 2003	16,026	$50.00
Six Months Ended June 30, 2002	38,425	$40.17

(13) SEGMENT INFORMATION

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

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
June 30, 2003
Net interest income (expense)	$7,982	$20,781	$1,784	$(3,510)	$—	$27,037
Noninterest income	2,113	5,804	3,249	16,932	(14,122)	13,976
Income before taxes	4,729	12,633	1,577	7,762	(14,113)	12,588
June 30, 2002
Net interest income (expense)	$7,287	$18,841	$1,641	$(667)	$—	$27,102
Noninterest income	1,972	5,757	3,165	15,482	(14,957)	11,419
Income before taxes	3,255	11,503	953	11,603	(14,968)	12,346

Six Months Ended:
June 30, 2003
Net interest income (expense)	$15,287	$39,168	$3,417	$(4,095)	$—	$53,777
Noninterest income	4,171	11,320	6,439	32,865	(29,039)	25,756
Income before taxes	8,332	24,332	3,173	18,990	(29,091)	25,736
June 30, 2002
Net interest income (expense)	$14,630	$37,171	$3,451	$(1,392)	$—	$53,860
Noninterest income	3,761	10,748	6,065	30,426	(29,552)	21,448
Income before taxes	6,526	22,110	2,324	23,200	(29,620)	24,540

Total Assets:
June 30, 2003	$969,277	$1,809,400	$161,814	$567,703	$(659,862)	$2,848,332
June 30, 2002	$867,336	$1,797,820	$158,006	$508,744	$(618,475)	$2,713,431

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the second quarter ended June 30, 2003 was $8.07 million, compared to $8.37 million for the second quarter of 2002. Diluted net income per share was $1.02 both the second quarter of 2003 and the second quarter of 2002. For the first six months of 2003, net income was $16.7 million, compared to $16.3 million for the first six months of 2002. Diluted net income per share for the first six months was $2.09, up from $1.97 for the first six months of 2002. Net income per share for 2003 was positively impacted by the repurchase of 320,000 shares of the Company’s stock for $14.4 million in January 2003.

Total assets at June 30, 2003 was $2.85 billion, up $51.5 million from December 31, 2002 and up $135 million from June 30, 2002. Stockholders’ equity was $249 million at June 30, 2003, down $2.19 million from December 31, 2002 due to the stock repurchase in the first quarter, and up $18 million compared to June 30, 2002.

In July 2003, BancFirst Corporation entered into an agreement to acquire Lincoln National Bancorporation (“Lincoln”) of Oklahoma City, Oklahoma for cash of approximately $18.5 million. Lincoln has consolidated total assets of approximately $117 million. As a result of the acquisition, Lincoln will be merged into BancFirst Corporation, and Lincoln’s wholly-owned bank subsidiary, Lincoln National Bank, will become a subsidiary of BancFirst Corporation. The acquisition will be accounted for as a purchase. Accordingly, the effects of the acquisition will be included in the Company’ consolidated financial statements from the date of the acquisition forward. The acquisition is expected to be completed in the fourth quarter of 2003 and will not have a material effect on the results of operations of the Company.

RESULTS OF OPERATIONS

Second Quarter

Net interest income for the second quarter of 2003 remained stable compared to the prior year at $27.0 million. The net interest margin decreased to 4.21% from 4.50% for the second quarter of 2002. Earning asset growth, primarily in loans, produced volume and mix variances that helped to offset a negative rate variance, keeping net interest income at about the same level as the prior year. In the current low interest rate environment, the value of the Company’s noninterest-bearing deposits is reduced, causing a decrease in the Company’s net interest margin. Assuming no change in this rate environment, or in the volume or mix of the Company’s loans and deposits, the Company’s net interest income would reasonably be expected to decline over the next several quarters. Also, in the second quarter of 2003, the Company adjusted its interest rate sensitivity by selling $71.2 million of securities and reinvesting the proceeds in shorter-term securities, and by retiring $25.1 million of long-term fixed-rate debt. As a result of this and other changes, the Company’s one-year negative interest sensitivity gap decreased to $(589,424) at June 30, 2003 from $(689,008) at December 31, 2003 and $(718,374) at June 30, 2002. This adjustment in interest rate sensitivity may be expected to reduce net interest income in the near term, but the lower one-year negative gap better positions the Company for the possibility of rising interest rates, while the reduction in long-term borrowings better positions the Company for a continued low interest rate environment.

The Company provided $1.06 million for loan losses in the second quarter of 2003, compared to $1.4 million for the same period of 2002. Net loan charge-offs were $752,000 for the second quarter of 2003, compared to $724,000 for the second quarter of 2002. The net charge-offs represent an annualized rate of 0.17% of average total loans for the second quarter of both 2003 and 2002.

Noninterest income increased $2.56 million compared to the second quarter of 2002, due primarily to gains from the sales of securities pursuant to the adjustment of the Company’s interest sensitivity. Noninterest income excluding securities gains increased $95,000. Trust revenue and gains on sales of loans increased, while other noninterest income decreased. Noninterest expense increased $2.58 million compared to the second quarter of 2002, due primarily to the loss on early extinguishment of debt pursuant to the adjustment of the Company’s interest sensitivity. Noninterest expense excluding this loss increased $155,000, mainly in salaries and employee benefits. Income tax expense increased $556,000 compared to the second quarter of 2002. The effective tax rate on income before taxes was 35.88%, compared to 32.08% in the second quarter of 2002. The Company’s effective tax rate in 2003 has increased due to lower levels of tax exempt income and tax credits.

Year-To-Date

Net interest income for the first six months of 2003 remained stable compared to the prior year at $53.8 million. The net interest margin decreased to 4.27% from 4.47% for the first six months of 2002. Earning asset growth, primarily in loans, produced volume and mix variances that helped to offset a negative rate variance, keeping net interest income at about the same level as the prior year. As discussed for the second quarter above, the Company’s net interest income would reasonably be expected to decline over the next several quarters. Also, the adjustment to the Company’s interest sensitivity in the second quarter may be expected to reduce net interest income in the near term, but better positions the Company for the possibility of rising interest rates.

The Company provided $1.85 million for loan losses in the first six months of 2003, compared to $2.36 million for the same period of 2002. Net loan charge-offs were $1.21 million for the first six months of 2003, compared to $2.16 million for the first six months of 2002. The net charge-offs represent annualized rates of 0.13% and 0.25% of average total loans for the first half of 2003 and 2002, respectively.

Noninterest income increased $4.31 million compared to the first six months of 2002, due primarily to gains from the sales of securities pursuant to the adjustment of the Company’s interest sensitivity. Noninterest income excluding securities gains increased $1.23 million. Trust revenue, service charges on deposits and gains on sales of loans increased, while other noninterest income decreased. Noninterest expense increased $3.54 million compared to the first six months of 2002, due primarily to the loss on early extinguishment of debt pursuant to the adjustment of the Company’s interest sensitivity in the second quarter of 2003 and an operational loss of $1.18 million recognized in the first quarter of 2003. Noninterest expense excluding these losses decreased $66,000. Income tax expense increased $834,000 compared to the first six months of 2002. The effective tax rate on income before taxes was 35.23%, up from 33.55% in the first half of 2002. The Company’s effective tax rate in 2003 has increased due to lower levels of tax exempt income and tax credits.

FINANCIAL POSITION

Cash and due from banks, interest-bearing deposits with banks, and federal funds sold increased a combined total of $98.8 million from December 31, 2002, and $133 million from June 30, 2002. These increases were mainly from growth in deposits.

Total securities decreased $34.6 million compared to December 31, 2002 and $36.8 million compared to June 30, 2002. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $23.7 million at the end of the second quarter of 2003, compared to a gain of $24.3 million at December 31, 2002 and a gain of $15.7 million at June 30, 2002. The average taxable equivalent yield on the securities portfolio for the second quarter decreased to 4.61% from 5.54% for the same quarter of 2002.

Total loans decreased $17.5 million from December 31, 2002, and increased $36.2 million from June 30, 2002. The allowance for loan losses increased $637,000 from year-end 2002 and $274,000 from the second quarter of 2002. The allowance as a percentage of total loans was 1.39%, 1.34% and 1.40% at June 30, 2003, December 31, 2002 and June 30, 2002, respectively. The allowance to nonperforming and restructured loans at the same dates was 158.45%, 175.16% and 158.39%, respectively.

Nonperforming and restructured loans totaled $15.8 million at June 30, 2003, compared to $13.9 million at December 31, 2002 and $15.6 million at June 30, 2002. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.88%, 0.77% and 0.89%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased $73.7 million compared to December 31, 2002, and $135 million compared to June 30, 2002 due to internal growth. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 9% of total deposits at June 30, 2003, compared to 10.4% at December 31, 2002 and 11.9% at June 30, 2002.

Short-term borrowings increased $4.35 million from December 31, 2002, and decreased $153,000 from June 30, 2002. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $20.7 million from year-end 2002 and $19.4 million from the second quarter of 2002, due to the early retirement of $25.1 million Federal Home Loan Bank advances as a part of the Company’s adjustment to its interest sensitivity in the second quarter of 2003. The Company uses these borrowings primarily to match-fund long-term fixed-rate loans.

Stockholders’ equity decreased $2.19 million from year-end 2002 due to the stock repurchase in the first quarter of 2003. Compared to June 30, 2002, stockholders’ equity increased $18 million due to accumulated earnings and unrealized gains on securities. Average stockholders’ equity to average assets for the first six months of 2003 was 8.8%, compared to 8.27% for the first six months of 2002. The Company’s leverage ratio and total risk-based capital ratio were 8.47% and 13.05%, respectively, at June 30, 2003, well in excess of the regulatory minimums.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note (2) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

SEGMENT INFORMATION

See note (13) of the Notes to Consolidated Financial Statements for disclosures regarding business segments.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30
	2003	2002	2003	2002
Per Common Share Data
Net income – basic	$1.04	$1.03	$2.12	$2.00
Net income – diluted	1.02	1.02	2.09	1.97
Cash dividends	0.22	0.20	0.44	0.38
Performance Data
Return on average assets	1.13%	1.23%	1.19%	1.21%
Return on average stockholders’ equity	13.12	14.87	13.52	14.57
Cash dividend payout ratio	21.15	19.42	20.75	19.00
Net interest spread	3.78	3.92	3.81	3.86
Net interest margin	4.21	4.50	4.27	4.47
Efficiency ratio	66.72	64.33	65.32	64.28

	June 30,		December 31, 2002
	2003	2002
Balance Sheet Data
Book value per share	$31.95	$28.55	$30.91
Tangible book value per share	29.21	25.85	28.25
Average loans to deposits (year-to-date)	73.68%	73.68%	73.89%
Average earning assets to total assets (year-to-date)	91.28	90.49	90.82
Average stockholders’ equity to average assets (year-to-date)	8.80	8.27	8.53
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.88%	0.89%	0.77%
Nonperforming and restructured assets to total assets	0.66	0.71	0.60
Allowance for loan losses to total loans	1.39	1.40	1.34
Allowance for loan losses to nonperforming and restructured loans	158.45	158.39	175.16

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$1,801,221	$29,068	6.47%	$1,757,441	$31,657	7.23%
Securities – taxable	500,731	5,573	4.46	510,764	6,925	5.44
Securities—tax exempt	37,494	611	6.53	44,542	751	6.76
Federal funds sold	270,035	804	1.19	155,693	692	1.78

Total earning assets	2,609,481	36,056	5.54	2,468,440	40,025	6.50

Nonearning assets:
Cash and due from banks	118,995			132,038
Interest receivable and other assets	150,245			148,461
Allowance for loan losses	(24,574)			(24,076)

Total nonearning assets	244,666			256,423

Total assets	$2,854,147			$2,724,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$380,701	424	0.45%	$358,741	834	0.93%
Savings deposits	731,991	2,660	1.46	537,448	2,693	2.01
Time deposits	773,494	4,442	2.30	912,349	7,487	3.29
Short-term borrowings	29,974	89	1.19	39,605	181	1.83
Long-term borrowings	30,301	418	5.53	33,067	495	6.00
9.65% Capital Securities	25,000	611	9.80	25,000	611	9.80

Total interest-bearing liabilities	1,971,461	8,644	1.76	1,906,210	12,301	2.59

Interest-free funds:
Noninterest-bearing deposits	605,356			564,283
Interest payable and other liabilities	30,476			28,240
Stockholders’ equity	246,854			226,130

Total interest free funds	882,686			818,653

Total liabilities and stockholders’ equity	$2,854,147			$2,724,863

Net interest income		$27,412			$27,724

Net interest spread			3.78%			3.92%

Net interest margin			4.21%			4.50%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$1,814,311	$58,409	6.49%	$1,752,419	$63,531	7.31%
Securities – taxable	511,728	11,719	4.62	511,600	13,983	5.51
Securities—tax exempt	38,691	1,274	6.64	45,146	1,528	6.82
Federal funds sold	213,585	1,267	1.20	159,783	1,362	1.72

Total earning assets	2,578,315	72,669	5.68	2,468,948	80,404	6.57

Nonearning assets:
Cash and due from banks	121,343			136,475
Interest receivable and other assets	149,392			147,249
Allowance for loan losses	(24,521)			(24,110)

Total nonearning assets	246,214			259,614

Total assets	$2,824,529			$2,728,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$377,612	933	0.50%	$363,646	1,684	0.93%
Savings deposits	696,889	5,395	1.56	521,598	5,293	2.05
Time deposits	790,424	9,529	2.43	929,601	16,211	3.52
Short-term borrowings	25,954	157	1.22	39,264	342	1.76
Long-term borrowings	31,660	887	5.65	30,824	929	6.08
9.65% Capital Securities	25,000	1,223	9.87	25,000	1,223	9.87

Total interest-bearing liabilities	1,947,539	18,124	1.88	1,909,933	25,682	2.71

Interest-free funds:
Noninterest-bearing deposits	597,403			563,547
Interest payable and other liabilities	30,954			29,359
Stockholders’ equity	248,633			225,723

Total interest free funds	876,990			818,629

Total liabilities and stockholders’ equity	$2,824,529			$2,728,562

Net interest income		$54,545			$54,772

Net interest spread			3.81%			3.86%

Net interest margin			4.27%			4.47%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

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

The Company has engaged a public accounting firm to conduct a review of its internal controls, disclosure controls and procedures, and its evaluation procedures, including its internal audit function. This firm will also assist management with future evaluations of the Company’s internal controls, financial reporting processes and disclosure controls and procedures as required by Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, and by the FDIC Improvement Act. The preliminary review of internal controls has not been completed as of the filing of this report. When the review is completed, the public accounting firm may make recommendations which could result in significant changes in the Company’s internal controls or disclosure controls and procedures.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on May 22, 2003, the following matters were voted upon, with the votes indicated below:

	Number of Shares
Description of Proposal	Voted for	Withheld		Broker non-votes

Proposal No. 1-Election of Directors

Class II Directors
James R. Daniel	6,604,738	276,278		303,970
Robert A. Gregory	6,604,416	276,600		303,970
T.H. McCasland, Jr.	6,880,896	120		303,970
Paul B. Odom, Jr.	6,880,572	444		303,970
H.E. Rainbolt	6,556,983	324,033		303,970

	Number of Shares
	Voted for	Voted against	Abstained	Broker non-votes
Proposal No. 2-Ratification of Ernst & Young as Independent Accountants	6,872,581	1,115	200	303,970

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

4.1	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)

4.2	Indenture dated as of February 4, 1997 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)

4.3	Series A Capital Securities Guarantee Agreement dated as of February 4, 1997 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)

4.4	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION (Registrant)

Date:	August 14, 2003	/s/ Randy P. Foraker
(Signature) Randy P. Foraker Senior Vice President and Controller; Assistant Secretary/Treasurer (Principal Accounting Officer)