Form 10-Q
period 2003-09-30
BANCFIRST CORP /OK/
filed 2003-11-14
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003 there were 7,818,701 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in thousands)

	September 30,		December 31, 2002
	2003	2002
ASSETS
Cash and due from banks	$140,187	$137,530	$152,239
Interest-bearing deposits with banks	26,034	4,738	8,866
Federal funds sold	203,850	196,000	134,000
Securities (market value: $527,490, $567,705, and $567,717, respectively)	525,520	565,085	565,225
Loans:
Total loans (net of unearned interest)	1,801,010	1,785,927	1,814,862
Allowance for loan losses	(24,890)	(23,707)	(24,367)

Loans, net	1,776,120	1,762,220	1,790,495
Premises and equipment, net	60,558	61,372	60,281
Other real estate owned	2,325	2,968	2,345
Intangible assets, net	1,068	1,543	1,425
Goodwill	20,235	20,235	20,235
Accrued interest receivable	17,348	21,189	21,526
Other assets	46,800	35,623	40,225

Total assets	$2,820,045	$2,808,503	$2,796,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$642,839	$595,887	$610,511
Interest-bearing	1,842,620	1,849,733	1,818,137

Total deposits	2,485,459	2,445,620	2,428,648
Short-term borrowings	17,338	32,245	24,443
Long-term borrowings	12,151	31,099	34,087
Junior Subordinated Debentures	25,000	25,000	25,000
Accrued interest payable	3,238	5,350	5,611
Other liabilities	23,610	22,662	25,317
Minority interest	2,317	2,241	2,248

Total liabilities	2,569,113	2,564,217	2,545,354

Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $1.00 par (shares issued: 7,815,364, 8,113,576 and 8,136,852, respectively)	7,815	8,110	8,137
Capital surplus	60,406	58,051	59,232
Retained earnings	171,088	162,110	168,240
Accumulated other comprehensive income, net of income tax of $5,636, $7,839 and $8,384, respectively	11,623	16,015	15,899

Total stockholders’ equity	250,932	244,286	251,508

Total liabilities and stockholders’ equity	$2,820,045	$2,808,503	$2,796,862

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30
	2003	2002	2003	2002
INTEREST INCOME
Loans, including fees	$28,140	$31,532	$86,228	$94,735
Securities:
Taxable	4,981	6,816	16,700	20,800
Tax-exempt	363	467	1,191	1,460
Federal funds sold	598	745	1,825	1,997
Interest-bearing deposits with banks	22	3	61	113

Total interest income	34,104	39,563	106,004	119,105

INTEREST EXPENSE
Deposits	6,226	10,270	22,083	33,458
Short-term borrowings	63	146	220	488
Long-term borrowings	197	478	1,084	1,407
Junior Subordinated Debentures	612	612	1,835	1,835

Total interest expense	7,098	11,506	25,222	37,188

Net interest income	27,006	28,057	80,782	81,917
Provision for loan losses	524	1,263	2,369	3,623

Net interest income after provision for loan losses	26,482	26,794	78,413	78,294

NONINTEREST INCOME
Trust revenue	1,053	971	3,228	3,070
Service charges on deposits	6,478	6,498	19,087	18,384
Securities transactions	—	37	3,079	37
Income from sales of loans	639	453	1,694	968
Other	3,294	3,989	10,132	10,937

Total noninterest income	11,464	11,948	37,220	33,396

NONINTEREST EXPENSE
Salaries and employee benefits	14,552	14,112	42,933	42,168
Occupancy and fixed assets expense, net	1,645	1,391	4,423	4,073
Depreciation	1,416	1,391	3,957	3,969
Amortization of intangible assets	119	146	403	454
Data processing services	583	537	1,684	1,578
Net expense from other real estate owned	168	38	175	279
Loss on early extinguishment of debt	—	—	2,429	—
Other	8,545	7,760	22,976	21,262

Total noninterest expense	27,028	25,375	78,980	73,783

Income before taxes	10,918	13,367	36,653	37,907
Income tax expense	(3,527)	(4,507)	(12,592)	(12,739)

Net income	7,391	8,860	24,061	25,168
Other comprehensive income, net of tax:
Unrealized (gains) losses on securities	(4,241)	5,401	(2,275)	6,825
Reclassification adjustment for gains included in net income	—	—	(2,001)	—

Comprehensive income	$3,150	$14,261	$19,785	$31,993

NET INCOME PER COMMON SHARE
Basic	$0.95	$1.09	$3.07	$3.09

Diluted	$0.93	$1.07	$3.02	$3.05

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES	$23,474	$32,554

INVESTING ACTIVITIES
Purchases of securities:
Held for investment	(1,688)	(3,625)
Available for sale	(146,862)	(88,243)
Maturities of securities:
Held for investment	14,958	17,091
Available for sale	79,407	61,926
Proceeds from sales and calls of securities:
Held for investment	1,934	372
Available for sale	87,060	1,809
Net (increase) decrease in federal funds sold	(69,850)	12,000
Purchases of loans	(16,063)	(11,217)
Proceeds from sales of loans	155,728	94,361
Net other increase in loans	(129,413)	(159,247)
Purchases of premises and equipment	(5,401)	(7,244)
Proceeds from the sale of other real estate owned and repossessed assets	3,608	3,843
Other, net	648	2,202

Net cash used by investing activities	(25,934)	(75,972)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	160,108	138,902
Net decrease in certificates of deposits	(103,297)	(94,610)
Net decrease in short-term borrowings	(7,105)	(19,846)
Net increase (decrease) in long-term borrowings	(21,936)	7,009
Issuance of common stock	1,211	665
Acquisition of common stock	(16,185)	(6,824)
Cash dividends paid	(5,220)	(4,715)

Net cash provided by financing activities	7,576	20,581

Net increase (decrease) in cash and due from banks	5,116	(22,837)
Cash and due from banks at the beginning of the period	161,105	165,105

Cash and due from banks at the end of the period	$166,221	$142,268

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$27,595	$41,229

Cash paid during the period for income taxes	$12,592	$11,398

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

(1)	GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Capital, Inc., Council Oak Partners, LLC, and BancFirst and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
APB 25 charge	$—	$—	$—	$—	$—	$—	$—	$—
FAS 123 charge	—	273	—	239	—	841	—	780
Net income	7,391	7,227	8,860	8,716	24,061	23,556	25,168	24,700
Net income per share:
Basic	$0.95	$0.93	$1.09	$1.08	$3.07	$3.00	$3.09	$3.03
Diluted	0.93	0.91	1.07	1.06	3.02	2.95	3.05	2.99

The effects of applying SFAS No. 123 to the pro forma disclosure are not indicative of future results. SFAS No. 123 does not apply to grants of options prior to 1995 and the Company anticipates making additional grants in the future.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”) which provides guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. Special purpose entities and other types of entities are assessed for consolidation under this new guidance. FIN 46 requires a variable interest entity to be consolidated if the company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. FIN 46 is effective immediately for interests in variable interest entities acquired after January 31, 2003. It applies in the first interim period after June 15, 2003 to interests in variable interest entities acquired before February 1, 2003. As of October 9, 2003, the FASB deferred compliance with FIN 46 from July 1, 2003 to the first period ending after December 15, 2003 for variable interest entities created prior to February 1, 2003. However, the Company adopted FIN 46 on July 1, 2003, as originally issued, and de-consolidated BFC Capital Trust I. The effect of this de-consolidation was to remove the $25,000 of 9.65% Capital Securities and the related interest expense from the Company’s Consolidated financial statements, and instead report the $25,000 of Junior Subordinated Debentures issued by BancFirst Corporation to the Trust, and the related interest expense thereon. A potential result of the de-consolidation of the Trust could be that the 9.65% Capital Securities would no longer be included in the Company’s Tier 1 capital. The Federal Reserve Board has issued interim guidance that allows such securities to continue to qualify as Tier 1 capital while the issue of de-consolidation continues under review.

(3)	RECENT DEVELOPMENTS; MERGERS, ACQUISITIONS AND DISPOSALS

In January 2003, BancFirst Corporation repurchased 320,000 shares of its common stock for $14,400. The shares were repurchased through a market-maker in the Company’s stock and the repurchase was not a part of the Company’s ongoing Stock Repurchase Program.

In September 2003, BancFirst entered into an agreement to acquire the Hobart and LoneWolf, Oklahoma branches of Gold Bank. As a result of the acquisition, BancFirst will purchase approximately $16,300 of loans and other assets, and assume approximately $40,900 of deposits, for a premium of approximately $2,800. The acquisition will be accounted for as a purchase. Accordingly, the effects of the acquisition will be included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition is expected to be completed in the fourth quarter of 2003 and will not have a material effect on the results of operations of the Company for 2003.

In October 2003, BancFirst Corporation completed the acquisition of Lincoln National Bancorporation (“Lincoln”) of Oklahoma City, Oklahoma for cash of $16,949. Lincoln had consolidated total assets of approximately $107,673. As a result of the acquisition, Lincoln was merged into BancFirst Corporation, and Lincoln’s wholly-owned bank subsidiary, Lincoln National Bank, became a subsidiary of BancFirst Corporation. The acquisition will be accounted for as a purchase. Accordingly, the effects of the acquisition will be included in the Company’ consolidated financial statements from the date of the acquisition forward. The acquisition will not have a material effect on the results of operations of the Company for 2003.

(4)	SECURITIES

The table below summarizes securities held for investment and securities available for sale.

	September 30,		December 31, 2002
	2003	2002
Held for investment at cost (market value; $41,842, $60,579 and $57,585, respectively)	$39,872	$57,959	$55,093
Available for sale, at market value	485,648	507,126	510,132

Total	$525,520	$565,085	$565,225

In June 2003, the Company sold $71,176 of available for sale securities and recognized a gain of $2,487. The sale was a part of a plan to adjust the Company’s interest rate sensitivity. The proceeds from this sale was reinvested in securities with shorter maturity dates. The table below summarizes the maturity of securities.

	September 30,		December 31, 2002
	2003	2002
Contractual maturity:
Within one year	$165,215	$118,534	$103,267
After one year but within five years	330,618	397,807	433,017
After five years	18,243	28,755	17,502

Total debt securities	514,076	545,096	553,786
Equity securities	11,444	19,989	11,439

Total	$525,520	$565,085	$565,225

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	September 30,				December 31, 2002
	2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$346,463	19.24%	$356,200	19.94%	$371,627	20.48%
Agriculture	70,597	3.92	84,456	4.73	99,706	5.49
State and political subdivisions:
Taxable	279	0.02	145	0.01	137	0.01
Tax-exempt	18,109	1.01	17,294	0.97	19,467	1.07
Real Estate:
Construction	144,057	8.00	124,500	6.97	136,539	7.52
Farmland	73,840	4.10	62,923	3.52	67,447	3.72
One to four family residences	418,472	23.23	414,933	23.24	423,551	23.34
Multifamily residential properties	10,880	0.60	16,224	0.91	16,034	0.88
Commercial	430,985	23.92	387,862	21.72	384,880	21.21
Consumer	255,876	14.21	269,371	15.08	260,819	14.37
Other	31,452	1.75	52,019	2.91	34,655	1.91

Total loans	$1,801,010	100.00%	$1,785,927	100.00%	$1,814,862	100.00%

Loans held for sale (included above)	$7,321		$10,597		$16,025

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

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$25,004	$24,730	$24,367	$24,531

Charge-offs	(1,167)	(2,521)	(2,937)	(5,263)
Recoveries	529	235	1,091	816

Net charge-offs	(638)	(2,286)	(1,846)	(4,447)

Provisions charged to operations	524	1,263	2,369	3,623

Balance at end of period	$24,890	$23,707	$24,890	$23,707

The net charge-offs by category are summarized as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Commercial, financial and other	$454	$1,258	$818	$2,240
Real estate – construction	57	—	72	15
Real estate – mortgage	(141)	478	226	767
Consumer	268	550	730	1,425

Total	$638	$2,286	$1,846	$4,447

(6)	NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets:

	September 30,		December 31, 2002
	2003	2002
Past due over 90 days and still accruing	$1,880	$1,484	$2,515
Nonaccrual	13,757	10,603	10,899
Restructured	480	1,117	497

Total nonperforming and restructured loans	16,117	13,204	13,911
Other real estate owned and repossessed assets	2,696	3,337	2,819

Total nonperforming and restructured assets	$18,813	$16,541	$16,730

Nonperforming and restructured loans to total loans	0.89%	0.74%	0.77%

Nonperforming and restructured assets to total assets	0.67%	0.59%	0.60%

(7)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	September 30,				December 31,
	2003		2002		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$4,145	$3,078	$4,552	$3,010	$4,552	$3,128
Trademarks	20	19	20	18	20	19

Total	$4,165	$3,097	$4,572	$3,028	$4,572	$3,147

Amortization of intangible assets and estimated amortization of intangible assets are as follows:

Amortization:
Three months ended September 30, 2003	$119
Three months ended September 30, 2002	146
Nine months ended September 30, 2003	403
Nine months ended September 30, 2002	454
Year ended December 31, 2002	600
Estimated Amortization:
Year ended December 31,
2003	$511
2004	310
2005	292
2006	255
2007	102

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Elimin- ations	Consol- idated
Three Months Ended September 30, 2003 and 2002
Balance at beginning and end of period	$7,144	$12,561	$—	$1,713	$(1,183)	$20,235

Nine Months Ended September 30, 2003 and 2002
Balance at beginning and end of period	$7,144	$12,561	$—	$1,713	$(1,183)	$20,235

(8)	LONG-TERM BORROWINGS

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

	Minimum Required	September 30,		December 31, 2002
		2003	2002
Tier 1 capital		$245,311	$227,841	$241,185
Total capital		$270,287	$251,762	$265,766
Risk-adjusted assets		$2,010,923	$1,984,372	$2,005,465
Leverage ratio	3.00%	8.77%	8.18%	8.69%
Tier 1 capital ratio	4.00%	12.20%	11.48%	12.03%
Total capital ratio	8.00%	13.44%	12.69%	13.25%

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a leverage ratio of at least 5%, a Tier 1 ratio of at least 6%, and a combined total capital ratio of at least 10%. As of September 30, 2003 and 2002, and December 31, 2002, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(10)	STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 277,916 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 182,265 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At September 30, 2003 there were 250,701 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Number of shares repurchased	—	—	39,200	176,500
Average price of shares repurchased	$—	$—	$45.54	$38.66

(11)	COMPREHENSIVE INCOME

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Unrealized gain (loss) during the period:
Before-tax amount	$(6,435)	$8,154	$(6,480)	$10,399
Tax (expense) benefit	2,194	(2,753)	2,204	(3,574)

Net-of-tax amount	$(4,241)	$5,401	$(4,276)	$6,825

The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Unrealized gain (loss) on securities:
Beginning balance	$15,864	$10,614	$15,899	$9,190
Current period change	(4,241)	5,401	(2,275)	6,825
Reclassification adjustment for gains included in net income	—	—	(2,001)	—

Ending balance	$11,623	$16,015	$11,623	$16,015

(12)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2003
Basic
Income available to common stockholders	$7,391	7,809,366	$0.95

Effect of stock options	—	147,058

Diluted
Income available to common stockholders plus assumed exercises of stock options	$7,391	7,956,424	$0.93

Three Months Ended September 30, 2002
Basic
Income available to common stockholders	$8,860	8,106,765	$1.09

Effect of stock options	—	137,989

Diluted
Income available to common stockholders plus assumed exercises of stock options	$8,860	8,244,754	$1.07

Nine Months Ended September 30, 2003
Basic
Income available to common stockholders	$24,061	7,840,691	$3.07

Effect of stock options	—	133,153

Diluted
Income available to common stockholders plus assumed exercises of stock options	$24,061	7,973,844	$3.02

Nine Months Ended September 30, 2002
Basic
Income available to common stockholders	$25,168	8,140,071	$3.09

Effect of stock options	—	113,207

Diluted
Income available to common stockholders plus assumed exercises of stock options	$25,168	8,253,278	$3.05

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended September 30, 2003	—	$—
Three Months Ended September 30, 2002	—	$—
Nine Months Ended September 30, 2003	29,328	$50.16
Nine Months Ended September 30, 2002	6,401	$43.45

(13)	SEGMENT INFORMATION

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

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Elimin– ations	Consol– idated
Three Months Ended:
September 30, 2003
Net interest income (expense)	$7,393	$18,213	$1,810	$(410)	$—	$27,006
Noninterest income	2,179	5,658	3,236	13,672	(13,281)	11,464
Income before taxes	3,443	11,098	1,423	8,277	(13,323)	10,918
September 30, 2002
Net interest income (expense)	$7,718	$19,310	$1,672	$(643)	$—	$28,057
Noninterest income	2,108	5,698	3,717	16,278	(15,853)	11,948
Income before taxes	3,814	11,657	1,079	12,691	(15,874)	13,367

Nine Months Ended:
September 30, 2003
Net interest income (expense)	$22,680	$57,380	$5,227	$(4,505)	$—	$80,782
Noninterest income	6,350	16,978	9,675	46,537	(42,320)	37,220
Income before taxes	11,775	35,429	4,596	27,267	(42,414)	36,653
September 30, 2002
Net interest income (expense)	$22,348	$56,481	$5,123	$(2,035)	$—	$81,917
Noninterest income	5,869	16,446	9,782	46,704	(45,405)	33,396
Income before taxes	10,340	33,767	3,403	35,891	(45,494)	37,907

Total Assets:
September 30, 2003	$985,332	$1,786,915	$183,045	$547,395	$(682,642)	$2,820,045
September 30, 2002	$902,036	$1,792,207	$170,631	$583,397	$(639,768)	$2,808,503

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

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the third quarter ended September 30, 2003 was $7.39 million, compared to $8.86 million for the third quarter of 2002. Diluted net income per share was $0.93, compared to $1.07 for the third quarter of 2002. For the first nine months of 2003, net income was $24.1 million, compared to $25.2 million for the first nine months of 2002. Diluted net income per share for the first nine months was $3.02, compared to $3.05 for the first nine months of 2002.

Total assets at September 30, 2003 was $2.82 billion, up $23.2 million from December 31, 2002 and up $11.5 million from September 30, 2002. Stockholders’ equity was $251 million at September 30, 2003, down $576,000 from December 31, 2002, and up $6.65 million compared to September 30, 2002.

In January 2003, BancFirst Corporation repurchased 320,000 shares of its common stock for $14.4 million. The shares were repurchased through a market-maker in the Company’s stock and the repurchase was not a part of the Company’s ongoing Stock Repurchase Program.

In September 2003, BancFirst entered into an agreement to acquire the Hobart and Lone Wolf, Oklahoma branches of Gold Bank. As a result of the acquisition, BancFirst will purchase approximately $18.7 million of loans and other assets, and assume approximately $44.8 million of deposits, for a premium of approximately $3.4 million. The acquisition will be accounted for as a purchase. Accordingly, the effects of the acquisition will be included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition is expected to be completed in the fourth quarter of 2003 and will not have a material effect on the results of operations of the Company for 2003.

In October 2003, BancFirst Corporation completed the acquisition of Lincoln National Bancorporation (“Lincoln”) of Oklahoma City, Oklahoma for cash of $16.9 million. Lincoln had consolidated total assets of approximately $108 million. As a result of the acquisition, Lincoln was merged into BancFirst Corporation, and Lincoln’s wholly-owned bank subsidiary, Lincoln National Bank, became a subsidiary of BancFirst Corporation. The acquisition will be accounted for as a purchase. Accordingly, the effects of the acquisition will be included in the Company’ consolidated financial statements from the date of the acquisition forward. The acquisition will not have a material effect on the results of operations of the Company for 2003.

RESULTS OF OPERATIONS

Third Quarter

Net interest income for the third quarter of 2003 was $27 million, down $1.05 million from the prior year. The net interest margin decreased to 4.22% from 4.51% for the third quarter of 2002. Earning asset growth between the third quarter of 2002 and the third quarter of 2003, primarily in loans, produced a positive volume variance that helped to offset a negative rate variance. In the current low interest rate environment, the value of the Company’s noninterest-bearing deposits is reduced, causing a decrease in the Company’s net interest margin. Assuming no change in this rate environment, or in the volume or mix of the Company’s loans and deposits, the Company’s net interest income would reasonably be expected to decline over the next several quarters. Also, in the second quarter of 2003, the Company adjusted its interest rate sensitivity by selling $71.2 million of securities and reinvesting the proceeds in shorter-term securities, and by retiring $25.1 million of long-term fixed-rate debt. As a result of this and other changes, the Company’s one-year negative interest sensitivity gap decreased to $611 million at September 30, 2003 from $689 million at December 31, 2003 and $673 million at September 30, 2002. This change in interest rate sensitivity may be expected to reduce net interest income in the near term, but the lower one-year negative gap better positions the Company for the possibility of rising interest rates, while the reduction in long-term borrowings better positions the Company for a continued low interest rate environment.

The Company provided $524,000 for loan losses in the third quarter of 2003, compared to $1.3 million for the same period of 2002. Net loan charge-offs were $638,000 for the third quarter of 2003, compared to $2.29 million for the third quarter of 2002. The net charge-offs represent an annualized rate of 0.14% of average total loans for the third quarter of 2003, compared to 0.51% for the third quarter of 2002.

Noninterest income decreased $484,000 compared to the third quarter of 2002. Trust revenue and gains on sales of loans increased, while other noninterest income decreased. Noninterest expense increased $1.65 million compared to the third quarter of 2002, due primarily to a $1.58 million provision to establish an allowance for uncollectibility of certain receivables carried in cash and due from banks. Noninterest expense excluding this loss increased $78,000, mainly due to higher salaries and employee benefits. Income tax expense decreased $980,000 compared to the third quarter of 2002. The effective tax rate on income before taxes was 32.30%, compared to 33.72% for the third quarter of 2002.

Year-To-Date

Net interest income for the first nine months of 2003 was $80.1 million, down $1.14 million from the prior year. The net interest margin decreased to 4.25% from 4.48% for the first nine months of 2002. Earning asset growth, primarily in loans, produced a positive volume variance that helped to offset a negative rate variance. As discussed for the third quarter above, the Company’s net interest income would reasonably be expected to decline over the next several quarters. Also, the change to the Company’s interest sensitivity may be expected to reduce net interest income in the near term, but better positions the Company for the possibility of rising interest rates.

The Company provided $2.37 million for loan losses in the first nine months of 2003, compared to $3.62 million for the same period of 2002. Net loan charge-offs were $1.85 million for the first nine months of 2003, compared to $4.45 million for the first nine months of 2002. The net charge-offs represent annualized rates of 0.14% and 0.34% of average total loans for the first nine months of 2003 and 2002, respectively.

Noninterest income increased $3.82 million compared to the first nine months of 2002, due primarily to gains from the sales of securities. Noninterest income excluding securities gains increased $782,000. Trust revenue, service charges on deposits and gains on sales of loans increased, while other noninterest income decreased. Noninterest expense increased $5.2 million compared to the first nine months of 2002, due primarily to the $1.58 million provision for uncollectible receivables in the third quarter of 2003, the 2.42 million loss on early extinguishment of debt in the second quarter of 2003, and an operational loss of $1.18 million recognized in the first quarter of 2003. Excluding these losses, noninterest expense increased $13,000. Income tax expense decreased $147,000 compared to the first nine months of 2002. The effective tax rate on income before taxes was 34.35%, up from 33.61% in the first nine months of 2002. The Company’s effective tax rate in 2003 has increased due to lower levels of tax exempt income and less tax credits.

FINANCIAL POSITION

Cash and due from banks, interest-bearing deposits with banks, and federal funds sold increased a combined total of $75 million from December 31, 2002, and $31.8 million from September 30, 2002. These increases were mainly from growth in deposits.

Total securities decreased $39.7 million compared to December 31, 2002 and $39.6 million compared to September 30, 2002. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $17.3 million at the end of the third quarter of 2003, compared to a gain of $24.3 million at December 31, 2002 and a gain of $23.9 million at September 30, 2002. The average taxable equivalent yield on the securities portfolio for the third quarter decreased to 4.26% from 5.30% for the same quarter of 2002.

Total loans decreased $13.9 million from December 31, 2002, and increased $15.1 million from September 30, 2002. The allowance for loan losses increased $523,000 from year-end 2002 and $1.18 million from the third quarter of 2002. The allowance as a percentage of total loans was 1.38%, 1.34% and 1.33% at September 30, 2003, December 31, 2002 and September 30, 2002, respectively. The allowance to nonperforming and restructured loans at the same dates was 154.43%, 175.16% and 179.54%, respectively.

Nonperforming and restructured loans totaled $16.1 million at September 30, 2003, compared to $13.9 million at December 31, 2002 and $13.2 million at September 30, 2002. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.89%, 0.77% and 0.74%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased $56.8 million compared to December 31, 2002, and $39.8 million compared to September 30, 2002 due to internal growth. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 8.67% of total deposits at September 30, 2003, compared to 10.4% at December 31, 2002 and 11.08% at September 30, 2002.

Short-term borrowings decreased $7.11 million from December 31, 2002, and decreased $14.9 million from September 30, 2002. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $21.9 million from year-end 2002 and $18.9 million from the third quarter of 2002, due to the early retirement of $25.1 million Federal Home Loan Bank advances as a part of the Company’s adjustment to its interest sensitivity in the second quarter of 2003. The Company uses these borrowings primarily to match-fund long-term fixed-rate loans.

Stockholders’ equity decreased $576,000 from year-end 2002 due to the stock repurchase in the first quarter of 2003. Compared to September 30, 2002, stockholders’ equity increased $6.65 million due to accumulated earnings. Average stockholders’ equity to average assets for the first nine months of 2003 was 8.82%, compared to 8.41% for the first nine months of 2002. The Company’s leverage ratio and total risk-based capital ratio were 8.77% and 13.44%, respectively, at September 30, 2003, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30
	2003	2002	2003	2002
Per Common Share Data
Net income – basic	$0.95	$1.09	$3.07	$3.09
Net income – diluted	0.93	1.07	3.02	3.05
Cash dividends	0.25	0.20	0.69	0.58
Performance Data
Return on average assets	1.04%	1.28%	1.14%	1.23%
Return on average stockholders’ equity	11.73	14.76	12.92	14.63
Cash dividend payout ratio	26.32	18.35	22.48	18.77
Net interest spread	3.84	3.94	3.82	3.89
Net interest margin	4.22	4.51	4.25	4.48
Efficiency ratio	70.26	63.43	66.93	63.98

		September 30,		December 31, 2002
		2003	2002
Balance Sheet Data
Book value per share		$32.11	$30.11	$30.91
Tangible book value per share		29.38	27.42	28.25
Average loans to deposits (year-to-date)		73.32%	73.75%	73.89%
Average earning assets to total assets (year-to-date)		91.26	90.72	90.82
Average stockholders’ equity to average assets (year-to-date)		8.82	8.41	8.53
Asset Quality Ratios
Nonperforming and restructured loans to total loans		0.89%	0.74%	0.77%
Nonperforming and restructured assets to total assets		0.67	0.59	0.60
Allowance for loan losses to total loans		1.38	1.33	1.34
Allowance for loan losses to nonperforming and restructured loans		154.43	179.54	175.16

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$1,793,929	$28,292	6.26%	$1,767,714	$31,689	7.11%
Securities – taxable	481,675	4,981	4.10	522,054	6,816	5.18
Securities – tax exempt	34,611	558	6.40	42,434	718	6.71
Federal funds sold	260,608	620	0.94	172,935	748	1.72

Total earning assets	2,570,823	34,451	5.32	2,505,137	39,971	6.33

Nonearning assets:
Cash and due from banks	119,259			122,659
Interest receivable and other assets	153,386			143,877
Allowance for loan losses	(24,903)			(24,026)

Total nonearning assets	247,742			242,510

Total assets	$2,818,565			$2,747,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$375,838	331	0.35%	$355,629	653	0.73%
Savings deposits	722,369	1,979	1.09	576,914	2,814	1.94
Time deposits	743,840	3,916	2.09	889,197	6,803	3.04
Short-term borrowings	27,423	63	0.91	33,919	146	1.71
Long-term borrowings	12,607	197	6.20	31,636	478	5.99
9.65% Capital Securities	25,000	612	9.71	25,000	612	9.71

Total interest-bearing liabilities	1,907,077	7,098	1.48	1,912,295	11,506	2.39

Interest-free funds:
Noninterest-bearing deposits	628,824			570,297
Interest payable and other liabilities	32,768			26,825
Stockholders’ equity	249,896			238,230

Total interest free funds	911,488			835,352

Total liabilities and stockholders’ equity	$2,818,565			$2,747,647

Net interest income		$27,353			$28,465

Net interest spread			3.84%			3.94%

Net interest margin			4.22%			4.51%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$1,807,442	$86,701	6.41%	$1,757,573	$95,220	7.24%
Securities – taxable	501,600	16,700	4.45	515,123	20,800	5.40
Securities – tax exempt	37,316	1,832	6.56	44,232	2,246	6.79
Federal funds sold	229,432	1,886	1.10	164,215	2,110	1.72

Total earning assets	2,575,790	107,119	5.56	2,481,143	120,376	6.49

Nonearning assets:
Cash and due from banks	120,640			131,819
Interest receivable and other assets	150,739			146,114
Allowance for loan losses	(24,650)			(24,082)

Total nonearning assets	246,729			253,851

Total assets	$2,822,519			$2,734,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$377,014	1,264	0.45%	$360,944	2,337	0.87%
Savings deposits	705,475	7,374	1.40	540,240	8,107	2.01
Time deposits	774,726	13,445	2.32	915,985	23,014	3.36
Short-term borrowings	26,449	220	1.11	37,463	488	1.74
Long-term borrowings	25,239	1,084	5.74	31,098	1,407	6.05
9.65% Capital Securities	25,000	1,835	9.81	25,000	1,835	9.81

Total interest-bearing liabilities	1,933,903	25,222	1.74	1,910,730	37,188	2.60

Interest-free funds:
Noninterest-bearing deposits	607,992			565,822
Interest payable and other liabilities	31,565			28,505
Stockholders’ equity	249,059			229,937

Total interest free funds	888,616			824,264

Total liabilities and stockholders’ equity	$2,822,519			$2,734,994

Net interest income		$81,897			$83,188

Net interest spread			3.82%			3.89%

Net interest margin			4.25%			4.48%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrants disclosures regarding market risk since December 31, 2002, the date of its annual report to stockholders.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this report. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, except as described below.

During the quarter ended September 30, 2003, management identified a significant deficiency in internal controls involving segregation of duties and other controls over reconciliations of due from banks accounts. This deficiency resulted in certain account outages not being fully researched and investigated, and certain receivables from the processing of cash letters and other transactions not being collected on a timely basis. Management has corrected this deficiency by reassigning the preparation, review and approval of the reconciliations, and the posting of general ledger entries, to persons independent of the processing and recording of the transactions to the due from banks accounts.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

4.1	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)

4.2	Indenture dated as of February 4, 1997 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)

Exhibit Number	Exhibit

4.3	Series A Capital Securities Guarantee Agreement dated as of February 4, 1997 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)

4.4	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	A report on Form 8-K dated July 17, 2003 was filed by the Company to file its press release dated July 17, 2003 announcing the results of its operations for the second quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION (Registrant)

Date November 14, 2003	/s/ RANDY P. FORAKER

(Signature) Randy P. Foraker Senior Vice President and Controller; Assistant Secretary/Treasurer (Principal Accounting Officer)