Form 10-K
period 2003-12-31
BANCFIRST CORP /OK/
filed 2004-03-15
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification No.)

101 North Broadway, Oklahoma City, Oklahoma 73102

(Address of principal executive offices) (Zip Code)

(405) 270-1086

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00

Par Value Per Share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒   No  ☐

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2003 was approximately $173,425,000.

As of February 29, 2004, there were 7,828,262 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the May 27, 2004 Annual Meeting of Stockholders of registrant (the “2004 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

FORM 10-K

CROSS-REFERENCE INDEX

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is an Oklahoma business corporation and a financial holding company under Federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust I, a Delaware Business Trust organized in January 1997, 100% of the common securities of BFC Capital Trust II, a Delaware Business Trust organized in January 2004, 75% of Century Life Assurance Company, an Oklahoma chartered insurance company, and 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities.

The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. The Company has continued to expand through acquisitions and de-novo branches. BancFirst currently has 86 banking locations serving 44 communities throughout Oklahoma.

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

Trust services offered through the Bank’s trust, investment, and management division (the “Trust Division”) consist primarily of investment management and administration of trusts for individuals, corporations and employee benefit plans. Investment options include collective equity and fixed income funds managed by the Trust Division and advised by nationally recognized investment management firms.

BancFirst has the following principal subsidiaries: Council Oak Investment Corporation, a small business investment corporation; Citibanc Insurance Agency, Inc., a credit life insurance agency, which in turn owns BancFirst Agency, Inc., an insurance agency; Lenders Collection Corporation, which is engaged in collection of troubled loans assigned to it by BancFirst; and Express Financial Corporation (formerly National Express Corporation), a money order company. All of these companies are Oklahoma corporations. In addition, BancFirst owns Mojave Asset Management Company and Desert Asset Management Company, which in turn own Delamar Asset Management Limited Partnership. These three subsidiaries are Nevada companies and are engaged in investing in loan participations. BancFirst also owns 50% of Premier Source LLC, an Oklahoma limited liability company providing employee benefit plan and insurance products and services.

The Company had approximately 1,360 full-time equivalent employees as of December 31, 2003. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

Control of the Company

Affiliates of the Company beneficially own approximately 56% of the shares of the Common Stock outstanding. Under Oklahoma law, holders of a majority of the outstanding shares of Common Stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the affiliates have the ability to control the business and affairs of the Company.

Recent Developments

In February 2004, BancFirst Corporation completed the issuance of $25 million of new 7.20% fixed rate trust preferred securities offered by its wholly-owned subsidiary, BFC Capital Trust II. The trust preferred securities are listed on the Nasdaq National Market under the trading symbol “BANFP.” The proceeds from the sale of the securities will be used for general corporate purposes which may include acquisitions, retirement of indebtedness, repurchase of the company’s common stock and other investments.

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

General

As a financial holding company and a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), as well as other federal and state laws governing the banking business. The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) is the primary regulator of the Company, and supervises its activities on a continual basis. BancFirst, the Company’s banking subsidiary, is also subject to regulation and supervision by various regulatory authorities, including the Oklahoma State Banking Department and the Federal Deposit Insurance Corporation (the “FDIC”). The Company and its subsidiaries and affiliates are also subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Company and its ability to make distributions to stockholders.

Financial Holding Company Regulation

The Company is regulated as a bank holding company and a financial holding company under the Bank Holding Company Act of 1956, as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act. As such it is subject to the supervision of the Federal Reserve Board. In general, the BHC Act limits the business of bank holding companies that are financial holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and as a result of the Gramm-Leach-Bliley Act amendments to the BHC Act, engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury, or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments in commercial and financial companies. They also include activities that the Federal Reserve Board had determined, by order or regulation in effect prior to the enactment of the BHC Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

In order for a bank holding company to engage in the broader range of activities that are permitted by the BHC Act for bank holding companies that are also financial holding companies, (1) all of its depository institutions must be well-capitalized and well-managed and (2) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company”. In addition, to commence any new activity permitted by the BHC Act and to acquire any company engaged in any new activities permitted by the BHC Act, each insured depository institution of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. The Company’s election to become a financial holding company became effective in March 2000.

National banks are also authorized by the Gramm-Leach-Bliley Act to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank’s capital outstanding investments in financial subsidiaries). The Gramm-Leach-Bliley Act provides that state nonmember banks, such as the Bank, may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

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

Bank Holding Company Act and other Applicable Laws

Bank Holding Company Regulation

In addition to being a financial holding company, the Company remains a bank holding company and, as such, is regulated under the BHC Act and is subject to the supervision of the Federal Reserve Board. Under the BHC Act, bank holding companies that are not financial holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank or another bank holding company, without the Federal Reserve Board’s prior approval. Also, bank holding companies generally may engage only in banking and other activities that are determined by the Federal Reserve Board to be closely related to banking. The Federal Reserve Board has by regulation determined that such activities include operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; servicing loans and other extensions of credit; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; owning and operating savings and loan associations; and leasing personal property on a full pay-out, nonoperating basis. In the event a bank holding company elects to become a financial holding company, it would no longer be subject to the general requirements of the BHC Act that it obtain the Federal Reserve Board’s approval prior to acquiring more than 5% of the voting shares, or substantially all of the assets, of a company that is not a bank or bank holding company. A bank holding company that does not qualify as a financial holding company is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for bank holding companies prior to the date of enactment of the Gramm-Leach-Bliley Act.

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

Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks had “opted out” of interstate branching by enacting specific legislation prior to June 1, 1997, in which case out-of-state banks would generally not be able to branch into that state, and banks headquartered in that state would not be permitted to branch into other states. Oklahoma elected to “opt-in” to interstate branching effective May 1997 and established a 12.25% deposit cap that was subsequently increased to 20%. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank may open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching. Oklahoma law permits de novo branching and, accordingly, while Oklahoma state-chartered banks such as BancFirst are able to establish an unlimited number of de novo branches in Oklahoma, out-of-state banks are now able to establish new branches in Oklahoma to the same extent as formerly favored state-chartered banks.

Support for Bank Subsidiaries

The Federal Reserve Board has issued regulations under the BHC Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Pursuant to such regulations, the Federal Reserve Board may require the Company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. Under the Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits. See “—FDICIA and Related Regulations,” below. Under the BHC Act, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines

The Federal Reserve Board, the Comptroller and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The risk-based guidelines of the FDIC, the regulatory agency with oversight over state nonmember banks such as the Bank, define a three-tier capital framework. Core, or “Tier 1,” capital, consists of common and qualifying preferred stockholders’ equity, less certain intangibles and other adjustments. Supplementary, or “Tier 2,” capital includes, among other items, certain other debt and equity investments that do not qualify as Tier 1 capital. Market risk, or “Tier 3,” capital, includes qualifying unsecured subordinated debt. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%.

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

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of December 31, 2003, the Bank had a Tier 1 ratio of 10.19%, a combined Tier 1 and Tier 2 ratio of 11.42%, and a leverage ratio of 7.57% and, accordingly, was considered to be “well capitalized” as of such date.

In addition, the Federal Reserve Board has established minimum risk based capital guidelines and leverage ratio guidelines for bank holding companies that are substantially similar to those adopted by bank regulatory agencies with respect to depository institutions. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. As of December 31, 2003, the

Company had a Tier 1 ratio of 11.26%, a combined Tier 1 and Tier 2 ratio of 12.48%, and a leverage ratio of 8.33% and, accordingly, was in compliance with all of the Federal Reserve Board’s capital guidelines.

FDICIA and Related Regulations

FDICIA, among other things, requires the respective Federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within the five capital categories described above. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5 percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

Significantly or critically undercapitalized institutions and undercapitalized institutions that do not submit and comply with capital restoration plans acceptable to the applicable federal banking regulator are subject to one or more of the following sanctions: (i) forced sale of shares to raise capital, or, where grounds exist for the appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) replacement of directors or senior executive directors; (vi) prohibitions on the receipt of correspondent deposits; (vii) restrictions on capital distributions by the holding companies of such institutions; (viii) required divestiture of subsidiaries by the institution; or (ix) other restrictions, as determined by the regulator. In addition, the compensation of executive officers will be frozen at the level in effect when the institution failed to meet the capital standards and may be increased only with the applicable federal banking regulator’s prior written approval. The applicable federal banking regulator is required to impose a forced sale of shares or merger, restrictions on affiliate transactions and restrictions on rates paid on deposits unless it determines that such actions would not further an institution’s capital improvement. In addition to the foregoing, a critically undercapitalized institution would be prohibited from making any payment of principal or interest on subordinated debt without the concurrence of its regulator and the FDIC, beginning 60 days after the institution becomes critically undercapitalized. A critically undercapitalized institution may not, without FDIC approval: (i) enter into material transactions outside of the ordinary course of business; (ii) extend credit on highly leveraged transactions; (iii) amend its charter or bylaws; (iv) make any material change in its accounting methods; (v) engage in any covered transactions with affiliates; (vi) pay excessive compensation or bonus (as defined); or (vii) pay rates on liabilities significantly in excess of market rates. As of December 31, 2003 and the date of this Report, the Bank is considered “well capitalized.”

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

Regulatory Restrictions on Dividends

BancFirst, as a nonmember state bank, may not declare a dividend without the approval of the FDIC unless the dividend to be declared by BancFirst does not exceed the total of (i) BancFirst’s net profits (as defined and interpreted by regulation) for the current year to date plus (ii) its retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, BancFirst can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts (as defined by regulation). Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC. Additionally, state and federal regulatory authorities have adopted standards for the maintenance of adequate levels of capital by banks. See “—Capital Adequacy Guidelines,” above. Adherence to such standards further limits the ability of banks to pay dividends. The payment of dividends by any subsidiary bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has formal and informal policies which provide that insured banks should generally pay dividends only out of current operating earnings.

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

Under the Deposit Insurance Funds Act of 1996 (the “Funds Act”), beginning in 1997 banks insured under the BIF were required to pay a part of the interest on bonds issued by the Financing Corporation (“FICO”) in the late 1980s to recapitalize the defunct Federal Savings and Loan Insurance Corporation. Before the Funds Act, FICO payments were made only by depository institutions that were members of the Savings Association Insurance Fund (the “SAIF”). Under the Funds Act, until January 1, 2000, BIF members were assessed for FICO payments at only one-fifth the rate of assessment on SAIF members. The Funds Act required that, as of January 1, 2000, all BIF- and SAIF- insured institutions pay FICO assessments at the same rate. For the first quarter of 2004, FICO rates have been set at 0.0154% for both BIF and SAIF members. The FICO assessment rates for both BIF and SAIF members for 2003 were:

Fourth Quarter	0.0152%
Third Quarter	0.0160%
Second Quarter	0.0162%
First Quarter	0.0168%

State Regulation

BancFirst is an Oklahoma-chartered state bank. Accordingly, BancFirst’s operations are subject to various requirements and restrictions of Oklahoma state law relating to loans, lending limits, interest rates payable on deposits, investments, mergers and acquisitions, borrowings, dividends, capital adequacy, and other matters. However, Oklahoma banking law specifically empowers a state-chartered bank such as BancFirst to exercise the same powers as are conferred upon national banks by the laws of the United States and the regulations and policies of the United States Comptroller of the Currency, unless otherwise prohibited or limited by the State Banking Commissioner or the State Banking Board. Accordingly, unless a specific provision of Oklahoma law otherwise provides, a state-chartered bank is empowered to conduct all activities that a national bank may conduct.

Prior to August 2003, BancFirst was a member bank of the Federal Reserve System and subject to dual regulation by the State Banking Board and the Federal Reserve Board. In August 2003, BancFirst elected to no longer be a member bank in the Federal Reserve System and, accordingly, is no longer subject to direct regulation by the Federal Reserve Board. As a state nonmember bank, BancFirst is subject to primary supervision, periodic examination and regulation by the State Banking Board and the FDIC, and Oklahoma law provides that BancFirst must maintain reserves against deposits as required by the Federal Deposit Insurance Act. The Oklahoma State Bank Commissioner is authorized by statute to accept an FDIC examination in lieu of a state examination. In practice, the FDIC and the Oklahoma State Banking Department alternate examinations of BancFirst. If, as a result of an examination of a bank, the Oklahoma Banking Department determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the management of the bank is violating or has violated any law or regulation, various remedies, including the remedy of injunction, are available to the Oklahoma Banking Department. Oklahoma law permits the acquisition of an unlimited number of wholly-owned bank subsidiaries so long as aggregate deposits at the time of acquisition in a multi-bank holding company do not exceed 20% of the total amount of deposits of insured depository institutions located in Oklahoma.

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

Other Legislation

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. Intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts, the Patriot Act substantially broadened the scope of the U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply various requirements of the Patriot Act to financial institutions such as the Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Failure of a financial institution to comply with the Patriot Act’s requirements could have serious legal and reputational consequences for the institution. The Company has adopted appropriate policies, procedures and controls to address compliance with the requirements of the Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the Act and its implementing regulations.

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

The most far-reaching U.S. securities legislation enacted in recent history, the SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees and public company shareholders.

The SOA addresses, among other matters: (i) independent audit committees for reporting companies whose securities are listed on national exchanges or automated quotation systems (the “Exchanges”) and expanded duties and responsibilities for audit committees; (ii) certification of financial statements by the chief executive officer and the chief financial officer; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (iv) a prohibition on insider trading during pension plan black out periods; (v) disclosure of off-balance sheet transactions; (vi) a prohibition on personal loans to directors and officers under most circumstances; (vii) expedited electronic filing requirements related to trading by insiders in an issuer’s securities on Form 4; (viii) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (ix) accelerated filing of periodic reports; (x) the formation of the Public Company Accounting Oversight Board (“PCAOB”) to oversee public accounting firms and the audit of public companies that are subject to the securities laws; (xi) auditor independence; (xii) internal control evaluation and reporting; and (xiii) various increased criminal penalties for violations of securities laws.

Given the extensive role of the SEC, the PCAOB and the Exchanges in implementing rules relating to the SOA’s new requirements, the federalization of certain elements traditionally within the sphere of state corporate law, the impact of the SOA on reporting companies will be significant. Many of the new rules promulgated by the SEC, PCAOB and Exchanges became final during 2003 and will be implemented during 2004. As a result, it is impossible to predict with any precision how these new rules, regulations and changes in corporate law and governance will finally impact public companies including the Company.

Sections 23A and 23B of the Federal Reserve Act and Regulation W

Transactions between a bank and its “affiliates” are governed by Sections 23A and 23B of the Federal Reserve Act, which are intended to protect insured depository institutions from suffering losses arising from transactions with affiliates. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of a bank for purposes of Sections 23A and 23B unless it engages in activities not permissible for a national bank to engage in directly. Generally, Sections 23A and 23B (i) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transaction” includes the making of loans to an affiliate, the purchase of or investment in securities issued by an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee for the benefit of an affiliate, and similar transactions. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable, to the bank as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is also restricted in the loans that it may make to its executive officers, and directors, the executive officers and directors of the Company, any owner of 10% or more of its stock or the stock of the Company, and certain entities affiliated with any such person.

On October 31, 2002, the Federal Reserve Board issued a new regulation, Regulation W, that was effective April 1, 2003, which comprehensively implements sections 23A and 23B of the Federal Reserve Act. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate) and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by bank and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

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

The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank and 85 branches. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties.

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

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is listed on the Nasdaq National Market System (“NASDAQ/NMS”) and is traded under the symbol “BANF”. The following table sets forth, for the periods indicated, (i) the high and low sales prices of the Company’s Common Stock as reported in the NASDAQ/NMS consolidated transaction reporting system and (ii) the quarterly dividends declared on the Common Stock.

	Price Range
	High	Low	Cash Dividends Declared
2003
First Quarter	$47.110	$42.810	$0.22
Second Quarter	$56.730	$43.900	$0.22
Third Quarter	$57.390	$51.340	$0.25
Fourth Quarter	$59.990	$53.911	$0.25

2002
First Quarter	$39.750	$34.450	$0.18
Second Quarter	$46.400	$39.010	$0.20
Third Quarter	$50.120	$42.750	$0.20
Fourth Quarter	$51.750	$46.410	$0.22

As of February 29, 2004 there were approximately 400 holders of record of the Common Stock.

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

Incorporated by reference from “Financial Review” contained on pages A-2 through A-17 of the attached Appendix.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from “Financial Review—Market Risk” contained on page A-15 of the attached Appendix.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-18 through A-49 of the attached Appendix, and include the following:

a. Reports of Independent Auditors

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

Item 9A.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of a date within 75 days of the filing date of this report. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect disclosure controls subsequent to the date of their evaluation.

In addition and as of the end of the period covered by this report, there have been no changes in internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected or are reasonably likely to materially affect, the internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by Item 401 of Regulation S-K will be contained in the 2004 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2004 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2004 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11.	Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2004 Proxy Statement under the caption “Compensation of Directors and Executive Officers” and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K will be contained in the 2004 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and is hereby incorporated by reference. The information required by Item 403 of Regulation S-K will be contained in the 2004 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K will be contained in the 2004 Proxy Statement under the caption “Transactions with Management” and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2004 Proxy Statement under the caption “Ratification of Selection of Independent Accountants” and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Reports of Independent Auditors

Consolidated Balance Sheet at December 31, 2003 and 2002

Consolidated Statement of Income for the three years ended December 31, 2003

Consolidated Statement of Stockholders’ Equity for the three years ended December 31, 2003

Consolidated Statement of Cash Flows for the three years ended December 31, 2003

Notes to Consolidated Financial Statements

The above financial statements are incorporated by reference from pages A-18 through A-49 of the attached Appendix.

(2)	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst (filed as Exhibit 1 to BancFirst’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2 and 3.3 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust

I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.10	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	United Community Corporation (now BancFirst Corporation) Stock Option Plan (filed as Exhibit 10.09 to the Company’s Registration Statement on Form S-4, file No. 33-13016, and incorporated herein by reference).

10.2	BancFirst Corporation Employee Stock Ownership and Thrift Plan (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.7	BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.

No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2004	BANCFIRST CORPORATION (Registrant)

/s/ David E. Rainbolt

David E. Rainbolt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2004.

/s/ H.E. Rainbolt	/s/ David E. Rainbolt

H. E. Rainbolt	David E. Rainbolt
Chairman of the Board (Principal Executive Officer)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Marion C. Bauman	/s/ Dennis L. Brand

Marion C. Bauman	Dennis L. Brand
Director	Executive Vice President and Director

(Principal Executive Officer)

C. L. Craig, Jr.	William H. Crawford
Director	Director

/s/ James R. Daniel	/s/ K. Gordon Greer

James R. Daniel	K. Gordon Greer
Vice Chairman of the Board (Principal Executive Officer	Vice Chairman of the Board (Principal Executive Officer)

/s/ Robert A. Gregory

Robert A. Gregory	Dr. Donald B. Halverstadt
Vice Chairman of the Board (Principal Executive Officer)	Director

/s/ John C. Hugon	/s/ William O. Johnstone

John C. Hugon	William O. Johnstone
Director	Vice Chairman of the Board (Principal Executive Officer)

/s/ J. Ralph McCalmont

J. Ralph McCalmont	Tom H. McCasland, Jr.
Director	Director

Melvin Moran	Ronald J. Norick
Director	Director

Paul B. Odom, Jr.	David Ragland
Director	Director

/s/ Joe T. Shockley, Jr.

G. Rainey Williams, Jr.	Joe T. Shockley, Jr.
Director	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)

/s/ Randy Foraker

Randy Foraker
Executive Vice President, Chief Risk Officer and Treasurer (Principal Accounting Officer)

APPENDIX A

BancFirst Corporation

INDEX TO FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

Pages
Financial Review	A-2 to A-17

Selected Consolidated Financial Data	A-3

Reports of Independent Accountants	A-18

Consolidated Balance Sheet	A-20

Consolidated Statement of Income	A-21

Consolidated Statement of Stockholders’ Equity	A-22

Consolidated Statement of Cash Flows	A-23

Notes to Consolidated Financial Statements	A-24 to A-49

FINANCIAL REVIEW

The following discussion is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 2003 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Selected Consolidated Financial Data included herein.

SUMMARY

BancFirst Corporation’s net income for 2003 was $31.9 million, or $4.00 per diluted share, compared to $33.6 million, or $4.06 per diluted share for 2002. Net interest income remained relatively constant compared to 2002 at $109 million. Provisions for loan losses in 2003 decreased to $3.72 million from $5.28 million for 2002. Noninterest income increased to $48.8 million from $45.2 million, while noninterest expense increased to $105 million from $98.3 million. The increase in noninterest income was due in part to $3.28 million of securities gains, $2.56 million of which was related to an adjustment of the Company’s interest sensitivity in the second quarter of 2003 when a loss of $2.43 million was also recognized for early extinguishment of certain Federal Home Loan Bank borrowings. Noninterest expense was also increased in 2003 by an operational loss of $1.18 million and provisions totaling $1.97 million for uncollectible receivables carried in cash and due from banks. Excluding these losses, noninterest expense totaled $99.8 million for 2003.

Total assets increased to $2.92 billion from $2.8 billion at the end of 2002. Two acquisitions in the fourth quarter of 2003 added $124 million of assets. Total loans increased to $1.95 billion from $1.81 billion for 2002. Total deposits increased to $2.59 billion from $2.43 billion for 2002. The Company’s average loans to deposits was 73.33% for 2003, compared to 73.89% for 2002. Stockholders’ equity increased to $255 million from $252 million at the end of 2002. Average stockholder’s equity to average assets increased to 8.81% from 8.53% at year-end 2002.

Asset quality remained strong in 2003 with nonperforming and restructured assets to total assets increasing slightly to 0.70% from 0.60% at year-end 2002. The allowance for loan losses to nonperforming and restructured loans was 158.76% at December 31, 2003, compared to 175.16% at the end of 2002. Net charge-offs for 2003 were only 0.18% of average loans, compared to 0.31% of average loans for 2002.

The Company has continued to repurchase shares of its common stock under its ongoing Stock Repurchase Program (the “SRP”). During 2003, 40,075 shares were repurchased, compared to 186,599 shares repurchased in 2002. At December 31, 2003, there were 249,626 shares remaining that could be repurchased under the SRP. Also, in January 2003, the Company repurchased 320,000 shares for $14.4 million, which was not a part of the SRP.

In October 2003, BancFirst Corporation completed the acquisition of Lincoln National Bancorporation (“Lincoln”) of Oklahoma City, Oklahoma for cash of $16.9 million. Lincoln had consolidated total assets of approximately $108 million. As a result of the acquisition, Lincoln was merged into BancFirst Corporation, and Lincoln’s wholly-owned bank subsidiary, Lincoln National Bank, became a subsidiary of BancFirst Corporation. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’ consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2003.

In November 2003, BancFirst completed the acquisition of the Hobart and Lone Wolf, Oklahoma branches of Gold Bank. As a result of the acquisition, BancFirst purchased approximately $16.3 million of loans and other assets, and assumed approximately $40.5 million of deposits, for a premium of approximately $2.73 million. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2003.

In 2004, continued historically low, or possibly even lower, interest rates could further compress the Company’s net interest margin. Slow economic growth could have an adverse effect on loan growth and asset quality. Additionally, complying with changes in corporate governance, reporting and other regulatory requirements will result in higher costs. The Company will continue to address these challenges over the coming year.

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	At and for the Year Ended December 31,
	2003	2002	2001	2000	1999
Income Statement Data
Net interest income	$109,117	$109,330	$104,932	$102,335	$93,235
Provision for loan losses	3,722	5,276	1,780	4,045	2,521
Noninterest income	48,820	45,212	36,908	29,902	28,707
Noninterest expense	105,382	98,380	96,620	87,724	81,453
Net income	31,882	33,562	27,961	26,217	23,949
Balance Sheet Data
Total assets	$2,921,369	$2,796,862	$2,757,045	$2,570,255	$2,335,807
Securities	564,735	565,225	544,291	560,551	596,715
Total loans (net of unearned interest)	1,947,223	1,814,862	1,717,433	1,666,338	1,455,481
Allowance for loan losses	26,148	24,367	24,531	25,380	22,548
Deposits	2,585,690	2,428,648	2,401,328	2,267,397	2,082,696
Long-term borrowings	11,063	34,087	24,090	26,613	26,392
Junior Subordinated Debentures	25,000	25,000	25,000	25,000	25,000
Stockholders’ equity	255,372	251,508	223,168	196,958	164,714
Per Common Share Data
Net income—basic	$4.07	$4.12	$3.38	$3.22	$2.79
Net income—diluted	4.00	4.06	3.34	3.19	2.75
Cash dividends	0.94	0.80	0.72	0.66	0.58
Book value	32.64	30.91	27.02	23.65	20.30
Tangible book value	28.51	28.25	24.34	20.63	17.34
Selected Financial Ratios
Performance ratios:
Return on average assets	1.12%	1.22%	1.05%	1.10%	1.06%
Return on average stockholders’ equity	12.74	14.33	13.32	14.89	12.96
Cash dividend payout ratio	23.10	19.42	21.30	20.50	20.79
Net interest spread	3.85	3.87	3.57	3.94	3.87
Net interest margin	4.27	4.45	4.44	4.84	4.67
Efficiency ratio	66.72	63.66	68.12	66.34	66.80
Balance Sheet Ratios:
Average loans to deposits	73.33%	73.89%	72.12%	73.07%	68.61%
Average earning assets to total assets	91.24	90.82	90.11	90.11	90.11
Average stockholders’ equity to average assets	8.81	8.53	7.86	7.38	8.20
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	0.85%	0.77%	0.78%	0.73%	0.85%
Nonperforming and restructured assets to total assets	0.70	0.60	0.58	0.56	0.61
Allowance for loan losses to total loans	1.34	1.34	1.43	1.52	1.55
Allowance for loan losses to nonperforming and restructured loans	158.76	175.16	184.24	207.85	183.47
Net chargeoffs to average loans	0.18	0.31	0.16	0.17	0.16

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis (Dollars in thousands)

	December 31, 2003			December 31, 2002			December 31, 2001
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$1,822,895	$115,660	6.34%	$1,765,795	$125,782	7.12%	$1,684,460	$144,928	8.60%
Securities—taxable	504,429	21,960	4.35	516,047	27,338	5.30	500,820	29,513	5.89
Securities—tax exempt	38,016	2,463	6.48	43,784	2,931	6.69	50,126	3,420	6.82
Federal funds sold	226,182	2,421	1.07	168,681	2,761	1.64	172,605	6,657	3.86

Total earning assets	2,591,522	142,504	5.50	2,494,307	158,812	6.37	2,408,011	184,518	7.66

Nonearning assets:
Cash and due from banks	120,166			129,813			144,320
Interest receivable and other assets	153,569			146,373			145,159
Allowance for loan losses	(24,856)			(24,064)			(25,143)

Total nonearning assets	248,779			252,122			264,336

Total assets	$2,840,301			$2,746,429			$2,672,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$382,885	1,576	0.41%	$360,955	2,961	0.82%	$349,613	5,777	1.65%
Savings deposits	709,332	9,246	1.30	559,210	10,892	1.95	451,156	13,514	3.00
Time deposits	767,597	17,078	2.22	900,169	29,026	3.22	1,006,792	52,718	5.24
Short-term borrowings	27,460	305	1.11	36,544	607	1.66	41,817	1,632	3.90
Long-term borrowings	21,745	1,263	5.81	31,144	1,876	6.02	25,638	1,623	6.33
Junior Subordinated Debentures	25,000	2,447	9.79	25,000	2,447	9.79	25,000	2,447	9.79

Total interest-bearing liabilities	1,934,019	31,915	1.65	1,913,022	47,809	2.50	1,900,016	77,711	4.09

Interest-free funds:
Noninterest bearing deposits	625,972			569,286			528,186
Interest payable and other liabilities	29,985			29,949			34,219
Stockholders’ equity	250,325			234,172			209,926

Total interest free-funds	906,282			833,407			772,331

Total liabilities and stockholders’ equity	$2,840,301			$2,746,429			$2,672,347

Net interest income		$110,589			$111,003			$106,807

Net interest spread			3.85%			3.87%			3.57%

Net interest margin			4.27%			4.45%			4.44%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, remained relatively constant compared to 2002 at $109 million. The net interest margin on a taxable equivalent basis for 2003 was 4.27%, compared to 4.45% for 2002 and 4.44% for 2001. On a taxable equivalent basis, net interest income decreased $414,000 in 2003, compared to an increase of $4.2 million in 2002. Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the changes in net interest income. The Volume/Rate Analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2003 and 2002. The decrease in 2003 was due to falling interest rates that reduced net interest income $6.31 million, which was partially offset by loan growth that increased interest income by $4.07 million and changes in the mix of deposits that reduced interest expense by $1.62 million. The increase in 2002 was primarily due to loan growth that increased interest income by $4.01 million and changes in the mix of deposits that reduced interest expense by $2.63 million, which were partially offset by falling interest rates that reduced net interest income by $5.13 million. Average loans grew $57.1 million, or 3.23%, in 2003 and $81.3 million, or 4.83% in 2002. Average time deposits decreased $133 million, or 14.73%, in 2003 and $107 million, or 10.59%, in 2002, while average total deposits increased in both years. The total decrease in net interest income from falling interest rates for the past three years has been $20.4 million.

VOLUME/RATE ANALYSIS Taxable Equivalent Basis	Change in 2003			Change in 2002
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$(10,122)	$4,067	$(14,189)	$(19,146)	$6,998	$(26,144)
Investments—taxable	(5,378)	(615)	(4,763)	(2,175)	897	(3,072)
Investments—tax exempt	(468)	(386)	(82)	(489)	(433)	(56)
Federal funds sold	(340)	941	(1,281)	(3,896)	(151)	(3,745)

Total interest income	(16,308)	4,007	(20,315)	(25,706)	7,311	(33,017)

Interest Expense:
Transaction deposits	(1,385)	180	(1,565)	(2,816)	187	(3,003)
Savings deposits	(1,646)	2,924	(4,570)	(2,622)	3,237	(5,859)
Time deposits	(11,948)	(4,275)	(7,673)	(23,692)	(5,583)	(18,109)
Short-term borrowings	(302)	(151)	(151)	(1,024)	(205)	(819)
Long-term borrowings	(613)	(566)	(47)	252	348	(96)
Junior Subordinated Debentures	—	—	—	—	—	—

Total interest expense	(15,894)	(1,888)	(14,006)	(29,902)	(2,016)	(27,886)

Net interest income	$(414)	$5,895	$(6,309)	$4,196	$9,327	$(5,131)

(1)	Changes due to changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

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

The Analysis of Interest Rate Sensitivity presents the Company’s earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 2003. The Company’s cumulative negative gap position in the one year interval increased to $696 million at December 31, 2003 from $689 million at December 31, 2002, but decreased as a percentage of total earning assets to 26.53% from 27.31%. This negative gap position assumes that the Company’s core savings and transaction deposits are immediately rate sensitive and reflects management’s perception that the yield curve will be positively sloped over the long term. During the 12-month period following an interest rate reduction, the Company’s net interest spread may increase as the rates on its interest-bearing liabilities reprice more rapidly than the rates on its earning assets. However, in the current environment of historically low interest rates the Company’s ability to reduce its liability rates may be limited causing additional pressure on the net interest margin. Additionally, in a low rate environment, the benefit of the Company’s noninterest-bearing funds is reduced, resulting in a decrease in the Company’s net interest margin. In light of the above, and assuming no change in the volume or mix of the Company’s loans and deposits, the Company’s net interest income would reasonably be expected to continue declining over the next several quarters.

ANALYSIS OF INTEREST RATE SENSITIVITY December 31, 2003	Interest Rate Sensitive		Noninterest Rate Sensitive
	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
EARNING ASSETS
Loans	$616,910	$310,661	$830,609	$189,043	$1,947,223
Securities	39,644	110,167	365,535	49,389	564,735
Federal funds sold and interest-bearing deposits	109,570	—	—	—	109,570

Total	$766,124	$420,828	$1,196,144	$238,432	$2,621,528

FUNDING SOURCES
Noninterest-bearing demand deposits (1)	$—	$—	$—	$448,159	$448,159
Savings and transaction deposits	1,091,396	—	—	—	1,091,396
Time deposits of $100 or more	211,364	39,005	522	—	250,891
Time deposits under $100	415,394	105,118	2,525	—	523,037
Short-term borrowings	16,610	—	—	—	16,610
Long-term borrowings	1,045	2,642	7,376	—	11,063
Junior Subordinated Debentures	—	—	—	25,000	25,000
Stockholders’ equity	—	—	—	255,372	255,372

Total	$1,735,809	$146,765	$10,423	$728,531	$2,621,528

Interest sensitivity gap	$(969,685)	$274,063	$1,185,721	$(490,099)
Cumulative gap	$(969,685)	$(695,622)	$490,099	$—
Cumulative gap as a percentage of total earning assets	(36.99)%	(26.53)%	18.70%	—%

(1)	Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders’ equity.

Provision for Loan Losses

The provision for loan losses decreased to $3.72 million for 2003, compared to $5.28 million for 2002 and $1.78 million for 2001. These relatively low levels of provisions reflect the Company’s strong asset quality. The amounts provided for the last three years primarily relate to loan growth and net loan charge-offs. The Company establishes an allowance as an estimate of the inherent losses on non-classified loans, which results in additional provisions due to loan growth. Net loan charge-offs were $3.21 million for 2003, compared to $5.44 million for 2002 and $2.63 million for 2001. These net charge-offs were equivalent to only 0.18%, 0.31% and 0.16% of average loans for 2003, 2002 and 2001, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans.”

Noninterest Income

Total noninterest income increased $3.61 million in 2003, or 7.98%, compared to increases of $8.3 million, or 22.50%, in 2002, and $7.01 million, or 23.43%, in 2001. The increase in 2003 included $3.28 million of securities gains. Excluding the securities gains, total noninterest income for 2003 increased $616,000, or 1.37%. Noninterest income has become an increasingly important source of revenue. The Company’s fee income has increased each year since 1987 due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth. New products and strategies continue to be implemented which are expected to produce continued growth in noninterest income.

Trust revenues have grown due to continued development of these products and services. Service charges on deposits have increased as a result of strategies implemented to improve the charging and collection of various service charges, and because of growth in deposits. Income from sales of loans increased again in 2003 due to higher mortgage originations. Other noninterest income, which includes safe deposit box rentals, insurance activities, cash management services, and other service fees decreased $1.37 million in 2003, compared to increases of $2.33 million in 2002 and $4.14 million in 2001. The decrease in 2003 was mainly due to a decrease in income from credit life insurance activities.

Net gains on securities transactions were $3.28 million in 2003, $291,000 in 2002 and $221,000 in 2001. The Company’s practice is to hold its securities to maturity and it does not engage in trading activities. The net gains in 2003 included $2.56 million of gains from the sale of securities related to an adjustment of the Company’s interest sensitivity in the second quarter of 2003 when a loss of $2.43 million was also recognized for early extinguishment of certain Federal Home Loan Bank borrowings. The net gains in 2002 were mainly from the redemption, at a premium, of a preferred stock investment owned by the Company’s small business investment subsidiary. The net gains in 2001 were mainly due to calls of debt securities. A more detailed discussion of securities is provided under “Securities.”

Noninterest Expense

Total noninterest expense increased in 2003 by $7.0 million, or 7.12%, compared to increases of $1.76 million, or 1.82%, for 2002, and $8.9 million, or 10.14% for 2001. The increase in 2003 includes a loss on early extinguishment of debt of $2.43 million, an operational loss of $1.18 million, and provisions totaling $1.97 million for uncollectible receivables carried in cash and due from banks. Excluding these losses, total noninterest expense for 2003 increased $1.42 million, or 1.45%. Amortization of goodwill was eliminated in 2002 due to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. Excluding goodwill amortization, total noninterest expense increased $4.11 million, or 4.36%, in 2002. Salaries and employee benefits have increased over the years due to higher salary levels and benefits costs, additional staff for new product lines and increased loan demand, and acquisitions. Occupancy and fixed assets expense, and depreciation have increased because of the addition of facilities from acquisitions and new branches opened. The decrease in occupancy expense in 2002 was due to decreases in certain costs, such as utilities, and an increase in income from rental of bank premises. Other noninterest expenses increased $2.4 million in 2003 and $2.7 million in 2002. The increase in 2003 was primarily due to the operational loss and the provisions for uncollectible receivables. The increase in 2002 was primarily due to a $2.23 million increase in commissions and reserve expenses of Century Life’s insurance business.

Income Taxes

Income tax expense decreased to $17.0 million in 2003, compared to $17.3 million for 2002 and $15.5 million for 2001. The effective tax rates for 2003, 2002 and 2001 were 34.71%, 34.04% and 35.63%, respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate are tax-exempt income, nondeductible amortization and state tax expense.

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

FINANCIAL POSITION

Cash and Federal Funds Sold

Cash consists of cash and cash items on hand, noninterest-bearing deposits and other amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consists of overnight investments of excess funds with other financial institutions. The amount of cash and federal funds sold carried by the Company is a function of the availability of funds presented to other institutions for clearing, the Company’s requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and federal funds sold decreased $30.2 million in 2003 and $78.0 million in 2002 as these liquid funds were used for growth in loans and securities.

Securities

Total securities decreased $490,000, or 0.09%, compared to an increase of $20.9 million, or 3.85%, in 2002. The increase in 2002 was due to the investment of funds from various sources into agency securities with maturities of less than five years.

Securities available for sale represented 93.2% of the total securities portfolio at year-end 2003, compared to 90.3% at year-end 2002. These levels reflect the Company’s strategy of maintaining a very liquid portfolio. Securities available for sale had a net unrealized gain of $14.9 million at year-end 2003, compared to a $24.3 million net unrealized gain the preceding year. These gains are included in the Company’s stockholders’ equity as net unrealized gains, net of income tax, in the amounts of $9.84 million and $15.9 million for 2003 and 2002, respectively.

SECURITIES	December 31
	2003	2002	2001
	(Dollars in thousands)
Held for Investment
U.S. Treasury and other federal agencies	$8,281	$15,502	$28,324
States and political subdivisions	30,184	39,591	43,552
Other securities	—	—	—

Total	$38,465	$55,093	$71,876

Estimated market value	$40,191	$57,585	$73,535

Available for Sale
U.S. Treasury and other federal agencies	$499,647	$494,907	$454,279
States and political subdivisions	12,083	3,367	4,254
Other securities	14,540	11,858	13,882

Total	$526,270	$510,132	$472,415

Total Securities	$564,735	$565,225	$544,291

The Maturity Distribution of Securities summarizes the maturity and weighted average taxable equivalent yields of the securities portfolio. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represents 91.23% of the total portfolio.

MATURITY DISTRIBUTION OF SECURITIES December 31, 2003	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held for Investment
U.S. Treasury and other federal agencies	$1,137	2.89%	$5,900	6.62%	$1,097	5.71%	$147	7.06%	$8,281	6.00%
State and political subdivisions	6,723	6.46	15,333	6.74	6,003	7.54	2,125	7.51	30,184	6.89
Other securities	—	—	—	—	—	—	—	—	—	—

Total	$7,860	5.95	$21,233	6.71	$7,100	7.26	$2,272	7.48	$38,465	6.70

Percentage of total	20.43%		55.20%		18.46%		5.91%		100.00%

Available for Sale
U.S. Treasury and other federal agencies	$143,332	3.37%	$337,678	4.49%	$10,903	3.32%	$7,734	3.64%	$499,647	4.12%
State and political subdivisions	727	8.34	4,202	4.26	4,499	5.31	2,655	5.58	12,083	5.18
Other securities	—	0	187	6.05	—	0	14,353	4.53	14,540	4.55

Total	$144,059	3.39	$342,067	4.49	$15,402	3.90	$24,742	4.37	$526,270	4.16

Percentage of total	27.37%		65.00%		2.93%		4.70%		100.00%

Total securities	$151,919	3.52%	$363,300	4.63%	$22,502	4.97%	$27,014	4.63%	$564,735	4.34%

Percentage of total	26.90%		64.33%		3.99%		4.78%		100.00%

Loans

The Company has historically generated significant loan growth from both internal originations and acquisitions. Total loans increased $132 million, or 7.29%, in 2003, and $97.4 million, or 5.67%, in 2002. In 2003, loan growth from the acquisition of Lincoln and the Gold Bank branch acquisitions accounted for $74.9 million of the overall loan growth. In 2002, the loan growth was internal and was concentrated primarily in the various types of real estate loans.

Composition

The Company’s loan portfolio is diversified among various types of commercial and individual borrowers. Commercial loans are comprised principally of loans to companies in light manufacturing, retail and service industries. Construction and development loans totaled $154 million, or 7.90% of total loans at the end of 2003, up from $137 million, or 7.52% of total loans at the end of 2002. Real estate loans are relatively evenly divided between residential mortgages and loans secured by commercial and other types of properties. Real estate mortgage loans represented 50.90% of total loans at December 31, 2003, compared to 49.15% of total loans at December 31, 2002. Installment loans are comprised mostly of loans to individuals for the purchase of vehicles and student loans.

Loans secured by real estate have been a large portion of the Company’s loan portfolio. In 2003, this percentage was 58.80% compared to 56.67% for 2002. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and close monitoring of the values of individual properties collateralizing the loan.

LOANS BY CATEGORY	December 31,
	2003		2002		2001		2000		1999
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$536,901	27.57%	$525,592	28.96%	$545,371	31.76%	$534,743	32.09%	$433,416	29.78%
Real estate—construction	153,755	7.90	136,539	7.52	84,445	4.92	84,637	5.08	85,634	5.88
Real estate—mortgage	991,130	50.90	891,912	49.15	816,142	47.52	771,783	46.32	684,838	47.05
Consumer	265,437	13.63	260,819	14.37	271,475	15.80	275,175	16.51	251,593	17.29

Total	$1,947,223	100.00%	$1,814,862	100.00%	$1,717,433	100.00%	$1,666,338	100.00%	$1,455,481	100.00%

The Maturity and Rate Sensitivity of Loans presents maturity and repricing information for commercial, financial and other loans, and real estate loans, excluding one to four family residential loans. Over 38% of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, over half of the commercial real estate and other commercial loans had adjustable interest rates at year-end 2003. The short maturities and adjustable rates on these loans allow the Company to maintain the majority of its loan portfolio near market interest rates.

MATURITY AND RATE SENSITIVITY OF LOANS December 31, 2003	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and other	$280,808	$231,470	$46,843	$559,121
Real estate—construction	95,299	47,683	10,773	153,755
Real estate—mortgage (excluding loans secured by 1 to 4 family residential properties)	102,946	145,624	277,010	525,580

Total	$479,053	$424,777	$334,626	$1,238,456

Loans with predetermined interest rates	$229,858	$243,429	$101,043	$574,330
Loans with adjustable interest rates	249,195	181,348	233,583	664,126

Total	$479,053	$424,777	$334,626	$1,238,456

Percentage of total	38.68%	34.30%	27.02%	100.00%

The information relating to the maturity and rate sensitivity of loans is based upon original loan terms and is not adjusted for “rollovers.” In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Loans

Nonperforming and restructured assets increased $3.68 million, or 22.0% in 2003, and $716,000, or 4.47% in 2002. Nonperforming loans have been relatively low in recent years. Nonperforming and restructured loans as a percentage of total loans was 0.85% at year-end 2003, compared to 0.77% at year-end 2002 and 0.78% at year-end 2001.

Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Nonaccrual loans increased $2.48 million, or 22.8%, in 2003, compared to an increase of $674,000, or 6.59%, in 2002. Total interest income which was not accrued on nonaccrual loans outstanding at year end was approximately $505,000 in 2003 and $327,000 in 2002. Only a small amount of this interest is ultimately collected.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible. The Company’s experience is that a significant portion of the principal and some of the interest is eventually recovered. However, the above normal risk associated with nonperforming loans is considered in the determination of the allowance for loan losses. At year-end 2003, the allowance for loan losses as a percentage of nonperforming and restructured loans was 158.76%, compared to 175.16% at the end of 2002 and 184.24% at the end of 2001.

Other real estate owned and repossessed assets increased in 2003 to $3.94 million from $2.82 million at year-end 2002. The Company places a substantial amount of emphasis on disposing of these assets. To encourage local management to sell the other real estate as quickly as possible and to ensure that it is carried at a conservative value, the Company’s policy is to write down other real estate annually by the greater of 10% of its remaining carrying value or the difference between its remaining carrying value and its estimated market value.

NONPERFORMING AND RESTRUCTURED ASSETS	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Past due over 90 days and still accruing	$2,674	$2,515	$1,742	$2,790	$1,666
Nonaccrual	13,381	10,899	10,225	8,852	9,565
Restructured	415	497	1,348	569	1,059

Total nonperforming and restructured loans	16,470	13,911	13,315	12,211	12,290
Other real estate owned and repossessed assets	3,939	2,819	2,699	2,130	1,945

Total nonperforming and restructured assets	$20,409	$16,730	$16,014	$14,341	$14,235

Nonperforming and restructured loans to total loans	0.85%	0.77%	0.78%	0.73%	0.85%

Nonperforming and restructured assets to total assets	0.70%	0.60%	0.58%	0.56%	0.61%

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. BancFirst had approximately $33.7 million of these loans, which are not included in nonperforming and restructured assets, at December 31, 2003. In general, these loans are well collateralized and have no identifiable loss potential. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk of loss inherent in the Company’s loan portfolio. The allowance and its adequacy is determined through consideration of many factors, including past loan loss experience, evaluations of known impaired loans, levels of adversely classified loans, and general economic conditions. The process of evaluating the adequacy of the allowance for loan losses necessarily involves the exercise of judgment and consideration of numerous subjective factors and, accordingly, there can be no assurance that the current level of the allowance will prove adequate in light of future developments and economic conditions. As loan quality changes with economic and credit cycles, it would be reasonable to expect the Company’s net charge-offs and loan loss provisions to return to more historically normal levels.

The Company’s net charge-offs continue to remain relatively low. In 2003, the Company recognized $3.21 million of net charge-offs, which was 0.18% of average loans, compared to $5.44 million of net charge-offs, or 0.31% of average loans, for 2002, and $2.63 million, or 0.16% of average loans, for 2001.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of period	$24,367	$24,531	$25,380	$22,548	$19,659

Charge-offs:
Commercial	(1,687)	(3,129)	(854)	(1,062)	(1,035)
Real estate	(1,037)	(1,028)	(428)	(815)	(368)
Consumer	(1,578)	(2,391)	(2,274)	(2,481)	(1,499)
Other	(191)	(4)	(101)	(19)	(199)

Total charge-offs	(4,493)	(6,552)	(3,657)	(4,377)	(3,101)

Recoveries:
Commercial	370	434	336	544	409
Real estate	496	118	287	353	153
Consumer	408	541	368	770	318
Other	14	19	37	19	89

Total recoveries	1,288	1,112	1,028	1,686	969

Net charge-offs	(3,205)	(5,440)	(2,629)	(2,691)	(2,132)
Provision charged to operations	3,722	5,276	1,780	4,045	2,521
Additions from acquisitions	1,264	—	—	1,478	2,500

Balance at end of period	$26,148	$24,367	$24,531	$25,380	$22,548

Average loans	$1,822,895	$1,765,795	$1,684,460	$1,542,795	$1,355,332

Total loans	$1,947,223	$1,814,862	$1,717,433	$1,666,338	$1,455,481

Net charge-offs to average loans	0.18%	0.31%	0.16%	0.17%	0.16%

Allowance to total loans	1.34%	1.34%	1.43%	1.52%	1.55%

Allocation of the allowance by category of loans:
Commercial, financial and other	$7,654	$7,602	$7,500	$8,161	$6,612
Real estate—construction	1,898	1,594	1,106	1,178	1,364
Real estate—mortgage	13,036	11,317	10,673	10,262	10,161
Consumer	3,560	3,139	3,332	3,586	3,513
Unallocated	—	715	1,920	2,193	897

Total	$26,148	$24,367	$24,531	$25,380	$22,548

Percentage of loans in each category to total loans:
Commercial, financial and other	27.57%	28.97%	31.76%	32.09%	29.78%
Real estate—construction	7.90	7.52	4.92	5.08	5.88
Real estate—mortgage	50.90	49.14	47.52	46.32	47.05
Consumer	13.63	14.37	15.80	16.51	17.29

Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

Total deposits increased $157 million, or 6.47%, in 2003, and $27.3 million, or 1.14%, in 2002. The increase in 2003 was primarily due to the Gold Bank and Lincoln acquisitions which added $132 million in total deposits. The increase in 2002 was from internal growth. Demand deposits as a percentage of total deposits have been increasing since 1994. The Company’s core deposits provide it with a stable, low-cost funding source. Core deposits were 91.04% of total deposits in 2003, compared to 88.95% in 2002. Time deposits decreased in 2002 due to lower interest rates offered on certificates of deposit.

ANALYSIS OF AVERAGE DEPOSITS	Year Ended December 31,
	2003		2002		2001		2000		1999
Average Balances	(Dollars in thousands)
Demand deposits	$625,972		$569,286		$528,186		$461,870		$423,347
Interest-bearing transaction deposits	382,885		360,955		349,613		351,559		335,662
Savings deposits	709,332		559,210		451,156		406,909		367,609
Time deposits under $100	544,899		636,150		707,707		657,535		632,995

Total core deposits	2,263,088		2,125,601		2,036,662		1,877,873		1,759,613
Time deposits of $100 or more	222,698		264,019		299,085		233,409		215,824

Total deposits	$2,485,786		$2,389,620		$2,335,747		$2,111,282		$1,975,437

	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Percentages of Total Average Deposits And Average Rates Paid
Demand deposits	25.18%		23.82%		22.61%		21.88%		21.43%
Interest-bearing transaction deposits	15.40	0.41%	15.11	0.82%	14.97	1.65%	16.65	2.23%	16.99	2.07%
Savings deposits	28.54	1.30	23.40	1.95	19.32	3.00	19.27	4.03	18.61	3.41
Time deposits under $100	21.92	2.17	26.62	3.17	30.30	5.18	31.14	5.45	32.04	4.87

Total core deposits	91.04		88.95		87.20		88.94		89.07
Time deposits of $100 or more	8.96	2.36	11.05	3.37	12.80	5.37	11.06	5.94	10.93	4.88

Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%

Average rate paid on
interest-bearing deposits		1.50%		2.36%		3.98%		4.48%		3.92%

The Company has not utilized brokered deposits. At December 31, 2003, 82.5% of its time deposits of $100,000 or more mature in one year or less.

MATURITY OF CERTIFICATES OF DEPOSIT $100,000 or More	December 31, 2003
(In thousands)
Three months or less	$111,941
Over three months through six months	43,681
Over six months through twelve months	51,306
Over twelve months	43,963

Total	$250,891

Short-term borrowings, consisting mainly of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $16.6 million at December 31, 2003, compared to $24.4 million at December 31, 2002.

In 1995, the Bank became a member of the Federal Home Loan Bank of Topeka, Kansas (the “FHLB”) and began borrowing from the FHLB at favorable interest rates. These borrowings are principally used to match-fund longer-term, fixed-rate loans, and are collateralized by a pledge of residential first mortgages and certain securities. Long-term borrowings decreased to $11.1 million in 2003 from $34.1 million in 2002, primarily from the early payment of $25.1 million in FHLB borrowings as part of an adjustment in the Company’s interest sensitivity. A loss of $2.43 million was recognized on this early extinguishment of debt.

The Bank is highly liquid. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. Cash flows from operations, investing activities and other funding sources have provided the funds for the increased loan activity.

The liquidity of BancFirst Corporation is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. During 2003, the Bank declared four common stock dividends totaling $19.1 million and two preferred stock dividends totaling $1.93 million.

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations by payment due period as of December 31, 2003.

CONTRACTUAL OBLIGATIONS December 31, 2003	Payments Due by Period				Total
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
	(Dollars in thousands)
Long-term debt(1)	$4,366	$7,483	$1,441	$—	$13,290
Junior Subordinated Debentures(1)	2,413	4,825	4,825	69,640	81,703
Operating lease payments	696	1,080	1,009	4,026	6,811

Total	$7,475	$13,388	$7,275	$73,666	$101,804

(1)	Includes principal and interest.

Capital Resources

Stockholders’ equity totaled $255 million at year-end 2003, compared to $252 million at year-end 2002 and $223 million at year-end 2001. Stockholders’ equity has continued to increase due to net earnings retained, stock option exercises, and unrealized gains on securities. The Company’s average equity capital ratio for 2003 was 8.81%, compared to 8.53% for 2002 and 7.86% for 2001. At December 31, 2003, the Company’s leverage ratio was 8.33%, its Tier 1 capital ratio was 11.26%, and its total risk-based capital ratio was 12.48%, compared to minimum requirements of 3%, 4% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels.

In January 2003, BancFirst Corporation repurchased 320,000 shares of its common stock for $14.4 million. The shares were repurchased through a market-maker in the Company’s stock and was not a part of the Company’s ongoing Stock Repurchase Program.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 277,916 shares and was amended again in August 2002 to increase the shares authorized to be purchased by 182,265 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. During 2003, the Company purchased and canceled 40,075 shares at an average price of $45.80. In 2002, the Company purchased and canceled 186,599 shares at an average price of $39.19 per share. At December 31, 2003, there were 249,626 shares remaining that could be repurchased under the SRP.

In January 1997, BancFirst Corporation established BFC Capital Trust I (the “Trust”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of the Trust. In February 1997, the Trust issued $25 million of aggregate liquidation amount of 9.65% Capital Securities, Series A (the “Capital Securities”) to other investors. The proceeds from the sale of the Capital Securities and the common securities of the Trust were invested in $25 million of 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the “9.65% Junior Subordinated Debentures”) of BancFirst Corporation. The Series A Capital Securities and 9.65% Junior Subordinated Debentures were subsequently exchanged for Series B Capital Securities and Junior Subordinated Debentures, pursuant to a Registration Rights Agreement. The terms of the Series A and Series B securities are identical in all material respects. Interest payments on the 9.65% Junior Subordinated Debentures are payable January 15 and July 15 of each year. Such interest payments may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the 9.65% Junior Subordinated Debentures is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Capital Securities represent an undivided interest in the 9.65% Junior Subordinated Debentures, are guaranteed by BancFirst Corporation, and qualify as Tier 1 regulatory capital. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2004.

Market Risk

Market risk is defined as the risk of loss related to financial instruments from changes in interest rates, foreign currency exchange rates and commodity prices. The Company’s market risk arises principally from its lending, investing, deposit and borrowing activities. The Company is not exposed to market risk from foreign exchange rates and commodity prices. Management monitors and controls interest rate risk through sensitivity analysis and its strategy of creating manageable negative interest sensitivity gaps, as described under “Net Interest Income” above. The Company does not use derivative financial instruments to manage its interest rate risk exposure.

The table below presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2003.

MARKET RISK December 31, 2003	Avg. Rate	Expected Maturity / Principal Repayments at December 31,						Balance	Fair Value
		2004	2005	2006	2007	2008	Thereafter
		(Dollars in thousands)
Interest Sensitive Assets
Loans	6.14%	$818,847	$307,877	$217,080	$146,151	$89,021	$368,247	$1,947,223	$1,925,164
Securities	4.34	151,919	113,821	117,799	57,818	73,862	49,516	564,735	566,461
Federal funds sold and interest bearing deposits	1.18	109,570	—	—	—	—	—	109,570	109,570
Interest Sensitive Liabilities
Savings and transaction deposits	0.75	1,091,396	—	—	—	—	—	1,091,396	1,091,396
Time deposits	1.88	634,500	103,529	35,873	26	—	—	773,928	780,391
Short-term borrowings	1.11	16,610	—	—	—	—	—	16,610	16,610
Long-term borrowings	6.19	3,687	3,436	2,795	910	235	—	11,063	11,686
Junior Subordinated Debentures	9.79	—	—	—	—	—	25,000	25,000	27,278
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	2,856
Letter of credit		—	—	—	—	—	—	—	235

The expected maturities and principal repayments are based upon the contractual terms of the instruments. Prepayments have been estimated for certain instruments with predictable prepayment rates. Savings and transaction deposits are assumed to mature all in the first year as they are not subject to withdrawal restrictions and any assumptions regarding decay rates would be very subjective. The actual maturities and principal repayments for the financial instruments could vary substantially from the contractual terms and assumptions used in the analysis.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in note (1) to the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States inherently involves the use of estimates and assumptions, which affect the amounts reported in the financial statements and the related disclosures. These estimates relate principally to the allowance for loan losses, income taxes, intangible assets and the fair value of financial instruments. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported. The following is a summary of the accounting policies and estimates that management believes are the most critical.

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of the probable losses in the Company’s loan portfolio and its unfunded lending commitments.

The allowance for loan losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The amount of the allowance for loan losses is based on past loan loss experience, evaluations of known impaired loans, levels of adversely classified loans, and general economic conditions. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The majority of the Company’s impaired loans are collateral dependent. For collateral dependent loans, the amount of impairment is measured based upon the fair value of the underlying collateral and is included in the allowance for loan losses.

The amount of the allowance for loan losses is first determined by each business unit’s management based on their evaluation of their unit’s portfolio. This evaluation involves identifying impaired and adversely classified loans. Specific allowances for losses are determined for impaired loans based on either the loans’ estimated discounted cash flows or the fair value of the collateral. Allowances for adversely classified loans are estimated using historical loss percentages for each type of loan. An allowance is also estimated for non-adversely classified loans using a historical loss percentage based on losses arising specifically from non-adversely classified loans. Each month the Company’s Senior Loan Committee reviews the adequacy of each business unit’s allowance, and the aggregate allowance for the Company. The Senior Loan Committee also periodically evaluates and establishes the loss percentages used in the estimates of the allowance based on historical loss data, and giving consideration to their assessment of current economic conditions. To facilitate the Senior Loan Committee’s evaluation, the Company’s Asset Quality Department performs periodic reviews of each of the Company’s business units and reports on the adequacy management’s identification of impaired and adversely classified loans, and their adherence to the Company’s loan policies and procedures.

The process of evaluating the adequacy of the allowance for loan losses necessarily involves the exercise of judgment and consideration of numerous subjective factors and, accordingly, there can be no assurance that the current level of the allowance will prove adequate in light of future developments and economic conditions. Different assumptions and conditions could result in a materially different amount for the allowance for loan losses.

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

The amount of accrued current and deferred income taxes is based on estimates of taxes due or receivable from taxing authorities either currently or in the future. Changes in these accruals are reported as tax expense, and involve estimates of the various components included in determining taxable income, tax credits, other taxes and temporary differences. Changes periodically occur in the estimates due to changes in tax rates, tax laws and regulations, and implementation of new tax planning strategies. The process of determining the accruals for income taxes necessarily involves the exercise of considerable judgment and consideration of numerous subjective factors. Changes in the various factors considered in our estimates could produce material changes in the accruals for income taxes.

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

The evaluation of core deposit intangibles for possible impairment involves reassessing the useful lives and the recoverability of the intangible assets. The evaluation of the useful lives is performed by reviewing the levels of core deposits of the respective branches acquired. The actual life of a core deposit base may be longer than originally estimated due to more successful retention of customers, or may be shorter due to more rapid runoff. Amortization of core deposit intangibles would be adjusted, if necessary, to amortize the remaining net book values over the remaining lives of the core deposits. The evaluation for recoverability is only performed if events or changes in circumstances indicate that the carrying amount of the intangibles may not be recoverable.

The evaluation of goodwill for possible impairment is performed by comparing the fair values of the related reporting units with the carrying amounts including goodwill. The fair values of the related business units are estimated using market data for prices of recent acquisitions of banks and branches.

The evaluation of intangible assets for the year ended December 31, 2003 did not indicate that any of the intangible assets were impaired.

Fair Value of Financial Instruments

Securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated market value. Unrealized gains or losses on securities available for sale are reported as a component of stockholders’ equity, net of income tax. Securities that are determined to be impaired, and for which such impairment is determined to be other than temporary, are adjusted to fair value and a corresponding loss is recognized.

The estimates of fair values of securities and other financial instruments are based on a variety of factors. In some cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year end or that will be realized in the future.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

BancFirst Corporation

We have audited the accompanying consolidated balance sheets of BancFirst Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of BancFirst Corporation for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 25, 2002, expressed an unqualified opinion on those financial statements.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of BancFirst Corporation at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of BancFirst Corporation for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 7, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to these disclosures in Note 7 relating to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense including the related tax effects recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related basic and diluted income per share amounts. Additionally, as described in Note 1 under the heading Stock Based Compensation, the Company accounts for fixed price stock options in accordance with Accounting Principles Bulletin Opinion No. 25. The 2001 financial statements have been revised to include the additional disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which was adopted by the Company as of December 31, 2002. Our audit procedures with respect to these disclosures in Note 1 relating to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing compensation expense including the related tax effects that would have been recognized in those periods related to the cost recognition provisions of Statement of Financial Accounting Standards No. 148 to underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income, and the related basic and diluted income per share amounts. In our opinion, the disclosures for 2001 in Note 7 and Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/    Ernst & Young LLP

Oklahoma City, Oklahoma

March 13, 2004

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

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Cash and due from banks	$155,367	$152,239
Interest-bearing deposits with banks	3,761	8,866
Federal funds sold	105,809	134,000
Securities (market value: $566,461 and $567,717, respectively)	564,735	565,225
Loans:
Total loans (net of unearned interest)	1,947,223	1,814,862
Allowance for loan losses	(26,148)	(24,367)

Loans, net	1,921,075	1,790,495
Premises and equipment, net	66,423	60,281
Other real estate owned	3,428	2,345
Intangible assets, net	4,726	1,425
Goodwill	27,611	20,235
Accrued interest receivable	19,006	21,526
Other assets	49,428	40,225

Total assets	$2,921,369	$2,796,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$720,366	$610,511
Interest-bearing	1,865,324	1,818,137

Total deposits	2,585,690	2,428,648
Short-term borrowings	16,610	24,443
Accrued interest payable	3,741	5,611
Other liabilities	21,546	25,317
Long-term borrowings	11,063	34,087
Junior Subordinated Debentures	25,000	25,000
Minority interest	2,347	2,248

Total liabilities	2,665,997	2,545,354

Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $1.00 par (shares issued and outstanding: 7,822,637 and 8,136,852, respectively)	7,823	8,137
Capital surplus	60,819	59,232
Retained earnings	176,893	168,240
Accumulated other comprehensive income, net of income tax of $5,128 and $8,403, respectively	9,837	15,899

Total stockholders’ equity	255,372	251,508

Total liabilities and stockholders’ equity	$2,921,369	$2,796,862

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
INTEREST INCOME
Loans, including fees	$115,050	$125,135	$144,250
Securities:
Taxable	21,960	27,338	29,513
Tax-exempt	1,601	1,905	2,223
Federal funds sold	2,319	2,639	6,266
Interest-bearing deposits with banks	102	122	391

Total interest income	141,032	157,139	182,643

INTEREST EXPENSE
Deposits	27,900	42,879	72,009
Short-term borrowings	305	607	1,632
Long-term borrowings	1,263	1,876	1,623
Junior Subordinated Debentures	2,447	2,447	2,447

Total interest expense	31,915	47,809	77,711

Net interest income	109,117	109,330	104,932
Provision for loan losses	3,722	5,276	1,780

Net interest income after provision for loan losses	105,395	104,054	103,152

NONINTEREST INCOME
Trust revenue	4,267	3,989	3,632
Service charges on deposits	25,771	25,001	19,880
Securities transactions	3,283	291	221
Income from sales of loans	2,303	1,370	947
Other	13,196	14,561	12,228

Total noninterest income	48,820	45,212	36,908

NONINTEREST EXPENSE
Salaries and employee benefits	57,326	56,119	54,513
Occupancy and fixed assets expense, net	6,187	5,429	5,815
Depreciation	5,455	5,423	5,342
Amortization of intangible assets	580	600	649
Amortization of goodwill	—	—	2,347
Data processing services	2,339	2,117	2,240
Net expense from other real estate owned	401	428	153
Loss on early extinguishment of debt	2,429	—	—
Marketing and business promotion	2,906	3,018	3,270
Other	27,759	25,246	22,291

Total noninterest expense	105,382	98,380	96,620

Income before taxes	48,833	50,886	43,440
Income tax expense	(16,951)	(17,324)	(15,479)

Net income	31,882	33,562	27,961
Other comprehensive income, net of tax of ($1,597), $4,119 and $2,899, respectively
Unrealized gains (losses) on securities	(3,928)	6,709	8,110
Reclassification adjustment for gains included in net income	(2,134)	—	(450)

Comprehensive income	$25,820	$40,271	$35,621

NET INCOME PER COMMON SHARE
Basic	$4.07	$4.12	$3.38

Diluted	$4.00	$4.06	$3.34

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2003		2002		2001
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	8,136,852	$8,137	8,260,099	$8,260	8,326,638	$8,327
Shares issued	45,860	46	63,352	63	52,980	53
Shares acquired and canceled	(360,075)	(360)	(186,599)	(186)	(119,519)	(120)

Issued at end of period	7,822,637	$7,823	8,136,852	$8,137	8,260,099	$8,260

CAPITAL SURPLUS
Balance at beginning of period		$59,232		$57,412		$56,169
Common stock issued		1,587		1,820		1,243

Balance at end of period		$60,819		$59,232		$57,412

RETAINED EARNINGS
Balance at beginning of period		$168,240		$148,306		$130,932
Net income		31,882		33,562		27,961
Dividends on common stock ($0.94, $0.80, and $0.72 per share, respectively)		(7,343)		(6,502)		(5,953)
Acquisition of entity under common control		—		—		(52)
Common stock canceled		(15,886)		(7,126)		(4,582)

Balance at end of period		$176,893		$168,240		$148,306

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period		$15,899		$9,190		$1,530
Net change		(6,062)		6,709		7,660

Balance at end of period		$9,837		$15,899		$9,190

Total stockholders’ equity		$255,372		$251,508		$223,168

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,882	$33,562	$27,961
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	3,722	5,276	1,780
Depreciation and amortization	6,035	6,023	8,338
Net amortization of securities premiums and discounts	2,185	486	(450)
Gain on sales of securities	(3,283)	(291)	(221)
Gain on sales of loans	(2,125)	(1,370)	(947)
Unrealized losses on other real estate owned	288	267	245
Decrease in interest receivable	3,427	486	5,473
Decrease in interest payable	(1,970)	(3,780)	(911)
Decrease in deferred tax asset	—	195	1,464
Increase in deferred tax liability	1,153	931	—
Other, net	(9,601)	243	(7,366)

Net cash provided by operating activities	31,713	42,028	35,366

INVESTING ACTIVITIES
Net cash and due from banks provided (used) for acquisitions	11,562	—	(4,856)
Purchases of securities:
Held for investment	(1,962)	(5,223)	(3,557)
Available for sale	(182,622)	(129,356)	(164,715)
Maturities of securities:
Held for investment	16,394	21,009	23,977
Available for sale	100,878	99,339	146,036
Proceeds from sales and calls of securities:
Held for investment	2,194	916	17,750
Available for sale	92,386	2,471	20,131
Net (increase) decrease in federal funds sold	28,191	74,000	(142,100)
Purchases of loans	(16,473)	(14,423)	(25,383)
Proceeds from sales of loans	198,218	139,715	136,378
Net other increase in loans	(245,762)	(232,624)	(168,729)
Purchases of premises and equipment	(7,597)	(9,099)	(12,133)
Proceeds from the sale of other real estate owned and repossessed assets	4,807	6,395	4,616
Other, net	406	2,814	2,357

Net cash provided (used) for investing activities	620	(44,066)	(170,228)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	135,251	162,807	119,437
Net increase (decrease) in certificates of deposits	(110,235)	(135,487)	14,494
Net increase (decrease) in short-term borrowings	(14,516)	(27,648)	14,799
Net increase (decrease) in long-term borrowings	(23,024)	9,997	(2,523)
Issuance of common stock	1,633	1,883	1,297
Acquisition of common stock	(16,246)	(7,312)	(4,702)
Cash dividends paid	(7,173)	(6,202)	(5,953)

Net cash provided (used) by financing activities	(34,310)	(1,962)	136,849

Net increase (decrease) in cash and due from banks	(1,977)	(4,000)	1,987
Cash and due from banks at the beginning of the period	161,105	165,105	163,118

Cash and due from banks at the end of the period	$159,128	$161,105	$165,105

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest	$33,785	$51,589	$78,622

Cash paid during the year for income taxes	$15,026	$15,326	$14,049

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Capital, Inc., Council Oak Partners, LLC, Lincoln National Bank, and BancFirst and its subsidiaries. The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibanc Insurance Agency, Inc., BancFirst Agency, Inc., Lenders Collection Corporation, Express Financial Corporation, Mojave Asset Management Company, Desert Asset Management Company, Delamar Asset Management Limited Partnership and PremierSource LLC. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts for 2002 and 2001 have been reclassified to conform to the 2003 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States inherently involves the use of estimates and assumptions, which affect the amounts reported in the financial statements and the related disclosures. These estimates relate principally to the allowance for loan losses, income taxes, intangible assets and the fair value of financial instruments. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported.

Securities

The Company does not engage in securities trading activities. Any sales of securities are for the purpose of executing the Company’s asset/liability management strategy, eliminating a perceived credit risk in a specific security, or providing liquidity. Securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated market value. Unrealized gains or losses on securities available for sale are reported as a component of stockholders’ equity, net of income tax. Securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method. Securities that are determined to be impaired, and for which such impairment is determined to be other than temporary, are adjusted to fair value and a corresponding loss is recognized. Gains or losses from sales of securities are based upon the book values of the specific securities sold.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

Allowance for Loan Losses

The allowance for loan losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The amount of the allowance for loan losses is based on past loan loss experience, evaluations of known impaired loans, levels of adversely classified loans, and general economic conditions. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The majority of the Company’s impaired loans are collateral dependent. For collateral dependent loans, the amount of impairment is measured based upon the fair value of the underlying collateral and is included in the allowance for loan losses.

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

Stock - Based Compensation

The Company uses the intrinsic value method, as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, for accounting for its stock-based compensation. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of these plans to the fair value method. Adoption of the cost recognition provisions of FAS 123 is optional and the Company has not adopted such provisions. However, pro forma disclosures as if the Company adopted the cost recognition provisions of FAS 123 in 1995 are required and are presented below.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

	Year Ended December 31,
	2003		2002		2001
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
APB 25 charge	$—	$—	$—	$—	$—	$—
FAS 123 charge	—	706	—	643	—	640
Net income	31,882	31,176	33,562	32,919	27,961	27,321
Net income per share:
Basic	$4.07	$3.98	$4.12	$4.05	$3.38	$3.30
Diluted	4.00	3.91	4.06	3.99	3.34	3.26

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by Statements 137 and 138, was adopted by the Company on January 1, 2001. It was further amended by Statement 149 in 2003. This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and its resulting designation. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities -A Replacement of FASB Statement No. 125”. This Statement is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

In October 2002, the FASB issued FAS No. 147, “Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. “ This Statement is effective October 1, 2002. FAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions “, and FASB Interpretation No. 9, “Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method “, provide interpretive guidance on the application of the purchase method to acquisitions of financial institutions. This Statement removes acquisitions of financial institutions from the scope of both FAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FAS No. 141 and FAS No. 142. In addition, this Statement amends FAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. The adoption of this new standard did not have a material effect on the Company’s consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. “ This Statement amends FAS No. 123, “Accounting for Stock-Based Compensation “ to provide two additional transition methods for entities that adopt the fair value method of accounting for stock-based compensation. This Statement also prohibits the use of the prospective method of transition for changes to the fair value method made in fiscal years beginning after December 15, 2003. In addition, this Statement requires new disclosures about the effect of stock-based compensation on reported results and requires more prominent disclosures about stock-based compensation by prescribing specific tabular format and by requiring disclosure in the “Summary of Significant Accounting Policies. “ The adoption of this new standard did not have a material effect on the Company’s consolidated financial statements, as the Company uses the intrinsic value method of accounting for stock-based compensation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”) which provides guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. Special purpose entities and other types of entities are assessed for consolidation under this new guidance. FIN 46 requires a variable interest entity to be consolidated if the company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. FIN 46 is effective immediately for interests in variable interest entities acquired after January 31, 2003. It applies in the first interim period after June 15, 2003 to interests in variable interest entities acquired before February 1, 2003. As of October 9, 2003, the FASB deferred compliance with FIN 46 from July 1, 2003 to the first period ending after December 15, 2003 for variable interest entities created prior to February 1, 2003. However, the Company adopted FIN 46 on July 1, 2003, as originally issued, and de-consolidated BFC Capital Trust I. In December 2003, the FASB issued a revision of FIN 46 (“Revised FIN 46”) that codified the proposed modifications and other decisions previously issued through certain FASB Staff Positions, made other revisions, and superceded the original FIN 46. FIN 46 and the Revised FIN 46 require the de-consolidation of BFC Capital Trust I. The effect of this de-consolidation was to remove the $25,000 of 9.65% Capital Securities and the related interest expense from the Company’s Consolidated financial statements, and instead report the $25,000 of Junior Subordinated Debentures issued by BancFirst Corporation to the Trust, and the related interest expense thereon. A potential result of the de-consolidation of the Trust could be that the 9.65% Capital Securities would no longer be included in the Company’s Tier 1 capital. The Federal Reserve Board has issued interim guidance that allows such securities to continue to qualify as Tier 1 capital while the issue of de-consolidation continues under review.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement is effective for all new and modified financial instruments beginning with the first interim period beginning after June 15, 2003. FAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be accounted for as equity and requires that those instruments be classified as liabilities, or assets in certain circumstances. The adoption of this new standard did not have a material effect on the Company’s consolidated financial statements.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

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

In January 2003, BancFirst Corporation repurchased 320,000 shares of its common stock for $14,400. The shares were repurchased through a market - maker in the Company’s stock and was not a part of the Company’s ongoing Stock Repurchase Program.

In October 2003, BancFirst Corporation completed the acquisition of Lincoln National Bancorporation (“Lincoln”) of Oklahoma City, Oklahoma for cash of $16,949. Lincoln had consolidated total assets of approximately $107,673. As a result of the acquisition, Lincoln was merged into BancFirst Corporation, and Lincoln’s wholly-owned bank subsidiary, Lincoln National Bank, became a subsidiary of BancFirst Corporation. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’ consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2003.

In November 2003, BancFirst completed the acquisition of the Hobart and Lone Wolf, Oklahoma branches of Gold Bank. As a result of the acquisition, BancFirst purchased approximately $16,256 of loans and other assets, and assumed approximately $40,465 of deposits, for a premium of approximately $2,731. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2003.

In January 2004, BancFirst Corporation established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of BFC II. In February 2004, BFC II issued $25,000 of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) to other investors. The proceeds from the sale of the Trust Preferred Securities and the common securities of BFC II were invested in $25,773 of 7.20% Junior Subordinated Debentures of BancFirst Corporation. Interest payments on the 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Trust Preferred Securities represent an undivided interest in the 7.20% Junior Subordinated Debentures, are guaranteed by BancFirst Corporation, and qualify as Tier 1 regulatory capital. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(3)	DUE FROM BANKS AND FEDERAL FUNDS SOLD

The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. It also sells federal funds to certain of these institutions on an overnight basis. As a result, the Company had concentrations of credit risk in one institution totaling $28,239 at December 31, 2003 and in five institutions totaling $134,050 at December 31, 2002. These institutions are selected based on the strength of their financial condition and their creditworthiness. No collateral is required on such balances.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or on deposit with the Federal Reserve Bank. The average amount of reserves maintained for each of the years ended December 31, 2003 and 2002 was approximately $20,000 and $14,000, respectively.

(4)	SECURITIES

The table below summarizes securities held for investment and securities available for sale:

	December 31,
	2003	2002
Held for investment at cost (market value: $40,191, and $57,585, respectively)	$38,465	$55,093
Available for sale, at market value	526,270	510,132

Total	$564,735	$565,225

The table below summarizes the amortized cost and estimated market values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2003
U.S. Treasury	$788	$—	$—	$788
Mortgage backed securities	7,493	326	(1)	7,818
States and political subdivisions	30,184	1,408	(7)	31,585

Total	$38,465	$1,734	$(8)	$40,191

December 31, 2002
U.S. Treasury	$787	$—	$—	$787
Mortgage backed securities	14,715	697	(1)	15,411
States and political subdivisions	39,591	1,814	(18)	41,387

Total	$55,093	$2,511	$(19)	$57,585

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

The table below summarizes the amortized cost and estimated market values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2003
U.S. Treasury	$2,156	$33	$—	$2,189
Other federal agencies	455,476	14,163	(110)	469,529
Mortgage backed securities	27,583	354	(8)	27,929
States and political subdivisions	11,907	189	(13)	12,083
Other securities	14,217	323	—	14,540

Total	$511,339	$15,062	$(131)	$526,270

December 31, 2002
U.S. Treasury	$10,942	$162	$—	$11,104
Other federal agencies	440,431	22,920	—	463,351
Mortgage backed securities	19,903	562	(13)	20,452
States and political subdivisions	3,207	160	—	3,367
Other securities	11,366	492	—	11,858

Total	$485,849	$24,296	$(13)	$510,132

None of the gross unrealized losses at December 31, 2003 and 2002 were considered to be other than temporary.

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

	December 31,
	2003		2002
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Held for Investment
Contractual maturity of debt securities:
Within one year	$7,860	$7,943	$11,300	$11,417
After one year but within five years	21,233	22,240	29,410	30,917
After five years but within ten years	7,100	7,589	11,484	12,199
After ten years	2,272	2,419	2,899	3,052

Total	$38,465	$40,191	$55,093	$57,585

Available for Sale
Contractual maturity of debt securities:
Within one year	$143,009	$144,059	$90,389	$91,967
After one year but within five years	328,778	342,067	381,556	403,607
After five years but within ten years	15,227	15,402	2,222	2,371
After ten years	10,281	10,389	715	748

Total debt securities	497,295	511,917	474,882	498,693
Equity securities	14,044	14,353	10,967	11,439

Total	$511,339	$526,270	$485,849	$510,132

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

Sales of securities are summarized below:

	Year Ended December 31,
	2003	2002	2001
Proceeds	$89,921	$2,181	$27,893
Gross gains realized	3,308	291	693
Gross losses realized	—	—	—

Securities having book values of $439,105, $432,578 and $383,266 at December 31, 2003, 2002 and 2001, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2003		2002
	Amount	Percent	Amount	Percent
Commercial and industrial	$409,910	21.05%	$371,627	20.48%
Agriculture	85,094	4.37	99,706	5.49
State and political subdivisions:
Taxable	221	0.01	137	0.01
Tax-exempt	20,560	1.06	19,467	1.07
Real Estate:
Construction	153,755	7.90	136,539	7.52
Farmland	83,843	4.31	67,447	3.72
One to four family residences	441,010	22.65	423,551	23.34
Multifamily residential properties	10,316	0.53	16,034	0.88
Commercial	455,961	23.41	384,880	21.21
Consumer	265,437	13.63	260,819	14.37
Other	21,116	1.08	34,655	1.91

Total loans	$1,947,223	100.00%	$1,814,862	100.00%

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

Changes in the allowance for loan losses are summarized as follows:

	Year Ended December 31,
	2003	2002	2001
Balance at beginning of period	$24,367	$24,531	$25,380

Charge-offs	(4,493)	(6,552)	(3,657)
Recoveries	1,288	1,112	1,028

Net charge-offs	(3,205)	(5,440)	(2,629)

Provisions charged to operations	3,722	5,276	1,780
Additions from acquisitions	1,264	—	—

Total additions	4,986	5,276	1,780

Balance at end of period	$26,148	$24,367	$24,531

Below is a summary of impaired loans and the amounts included in the allowance for loan losses for impaired loans. No material amounts of interest income were collected on impaired loans for 2003 or 2002.

	Year Ended December 31,
	2003	2002
Allowance for loss on impaired loans	$2,126	$2,450
Recorded balance of impaired loans	4,194	6,258

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

Year Ended December 31,	Balance Beginning of the period	Additions	Collections/ Terminations	Balance End of the Period
2001	$9,603	$8,136	$(10,248)	$7,491
2002	$7,491	$4,292	$(4,591)	$7,192
2003	$7,192	$26,510	$(23,078)	$10,624

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statement of cash flows. Such transfers totaled $5,443 and $5,833 for the years ended December 31, 2003 and 2002, respectively.

(6)	PREMISES AND EQUIPMENT

The following is a summary of premises and equipment by classification:

	December 31,
	2003	2002
Land	$13,419	$13,272
Buildings	67,351	61,085
Furniture, fixtures and equipment	40,928	37,606
Accumulated depreciation	(55,275)	(51,682)

Total	$66,423	$60,281

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(7)	INTANGIBLE ASSETS AND GOODWILL

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. All intangible assets and goodwill were reassessed and reviewed for impairment as of that date. No changes were made to the estimated useful lives of intangible assets and no impairment charges were recognized from the adoption of this statement.

The following is a summary of intangible assets:

	December 31,
	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$7,981	$3,255	$4,552	$3,128
Trademarks	20	20	20	19

Total	$8,001	$3,275	$4,572	$3,147

Amortization of intangible assets and estimated amortization of intangible assets are as follows:

Amortization
Year ended December 31:
2003	$580
2002	600
2001	649

Estimated Amortization
Year ending December 31:
2004	$694
2005	676
2006	638
2007	485
2008	384

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Year Ended:
December 31, 2003
Balance at beginning of period	$7,144	$12,561	$—	$1,713	$(1,183)	$20,235
Acquisitions	5,849	1,612	—	—	—	7,461
Branch closing	—	(85)	—	—	—	(85)

Balance at end of period	$12,993	$14,088	$—	$1,713	(1,183)	$27,611

December 31, 2002
Balance at beginning and end of period	$7,144	$12,561	$—	$1,713	$(1,183)	$20,235

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

A reconciliation of reported net income to adjusted net income, and the related per share amounts, is as follows:

	Year Ended December 31,
	2003	2002	2001
Net Income:
Reported net income	$31,882	$33,562	$27,961
Goodwill amortization	—	—	2,066
Equity method goodwill amortization	—	—	15

Adjusted net income	$31,882	$33,562	$30,042

Net Income Per Common Share:
Basic
Reported net income	$4.07	$4.12	$3.38
Goodwill amortization	—	—	0.25
Equity method goodwill amortization	—	—	—

Adjusted net income	$4.07	$4.12	$3.63

Diluted
Reported net income	$4.00	$4.06	$3.34
Goodwill amortization	—	—	0.25
Equity method goodwill amortization	—	—	—

Adjusted net income	$4.00	$4.06	$3.59

(8)	TIME DEPOSITS

Certificates of deposit in denominations of $100 or more totaled $250,891 and $252,305 at December 31, 2003 and 2002, respectively. At December 31, 2003, the scheduled maturities of all certificates of deposit are as follows:

2004	$634,500
2005	103,529
2006	35,873
2007	26
2008 and thereafter	—

Total	$773,928

(9)	SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2003	2002
Federal funds purchased	$5,698	$16,922
Repurchase agreements	6,912	7,521
Notes payable	4,000	—

Total	$16,610	$24,443

Weighted average interest rate	1.11%	1.40%

Federal funds purchased represents borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

The notes payable represent short-term advances on a $12,000 revolving line of credit with another bank. Advances under the line of credit bear interest at one of three specified rates, at the option of the Company. Interest is due quarterly and at maturity, or at the end of various interest periods which may be selected by the Company. Any outstanding principal is due at the maturity of the note in April 2004. The note may be renewed annually.

(10)	LONG-TERM BORROWINGS

The Company borrows under a line of credit from the Federal Home Loan Bank of Topeka, Kansas in order to match-fund certain long-term fixed rate loans. Such advances are at rates of from 5.09% to 7.86% and mature from 2004 through 2008. Interest payments on the advances are due monthly. Principal payments on the advances total $3,687 per year. Residential first mortgages and certain securities are pledged as collateral for the borrowings under the line of credit.

In June 2003, the Company paid off, in advance, $25,100 of Federal Home Loan Bank borrowings and recognized a $2,429 loss on the early extinguishment of this debt.

(11)	JUNIOR SUBORDINATED DEBENTURES

In January 1997, BancFirst Corporation established BFC Capital Trust I (the “Trust”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of the Trust. In February 1997, the Trust issued $25,000 of aggregate liquidation amount of 9.65% Capital Securities, Series A (the “Capital Securities”) to other investors. The proceeds from the sale of the Capital Securities and the common securities of the Trust were invested in $25,000 of 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the “9.65% Junior Subordinated Debentures”) of BancFirst Corporation. The Series A Capital Securities and 9.65% Junior Subordinated Debentures were subsequently exchanged for Series B Capital Securities and Junior Subordinated Debentures, pursuant to a Registration Rights Agreement. The terms of the Series A and Series B securities are identical in all material respects. Interest payments on the 9.65% Junior Subordinated Debentures are payable January 15 and July 15 of each year. Such interest payments may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the 9.65% Junior Subordinated Debentures is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Capital Securities represent an undivided interest in the 9.65% Junior Subordinated Debentures, are guaranteed by BancFirst Corporation, and qualify as Tier 1 regulatory capital. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

(12)	INCOME TAXES

The components of the Company’s income tax expense are as follows:

	Year Ended December 31,
	2003	2002	2001
Current taxes: Federal	$(15,108)	$(15,377)	$(14,230)
State	(976)	(876)	(902)
Deferred taxes	(867)	(1,071)	(347)

Total income taxes	$(16,951)	$(17,324)	$(15,479)

Income tax expense applicable to securities transactions approximated $1,149 and $102 for the years ended December 31, 2003 and 2002, respectively.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes follows:

	Year Ended December 31,
	2003	2002	2001
Tax expense at the federal statutory tax rate	$(17,091)	$(17,810)	$(15,204)
(Increase) decrease in tax expense from:
Tax-exempt income, net	938	1,087	1,219
Excess cost amortization	—	(124)	(760)
State tax expense, net of federal tax benefit	(582)	(518)	(479)
Other, net	(216)	41	(255)

Total tax expense	$(16,951)	$(17,324)	$(15,479)

The net deferred tax liability consisted of the following:

	December 31,
	2003	2002
Provision for loan losses	$9,003	$8,296
Discount on securities of banks acquired	98	104
Write-downs of other real estate owned	241	27
Deferred compensation	662	615
Other	145	230

Gross deferred tax assets	10,149	9,272

Unrealized net gains on securities available for sale	(5,128)	(8,403)
Depreciation	(2,278)	(2,146)
Leveraged lease	(2,867)	(2,085)
Other	(1,890)	(1,145)

Gross deferred tax liabilities	(12,163)	(13,779)

Net deferred tax liability	$(2,014)	$(4,507)

(13)	EMPLOYEE BENEFITS

In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the “ESOP”) effective January 1, 1985. The ESOP covers all eligible employees, as defined in the ESOP, of the Company and its subsidiaries. The ESOP allows employees to defer up to 15% of their base salary, of which the Company may match 50%, but not to exceed 3% of their base salary. In addition, the Company may make discretionary contributions to the ESOP, as determined by the Company’s Board of Directors. The aggregate amounts of contributions by the Company to the ESOP for the years ended December 31, 2003, 2002 and 2001, were approximately $2,170, $2,266 and $2,076, respectively.

BancFirst Corporation also adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In 2001, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 1,100,000 and extend the term of the plan to December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2003 will become exercisable through the year 2010. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). A total of 75,000 shares may be issued under the plan. Each non-employee director is granted an option for 5,000 shares. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2003 will become exercisable through the year 2006. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

A summary of the options granted under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan is as follows:

	Year Ended December 31,
	2003		2002		2001
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	565,000	$31.81	558,875	$29.40	539,312	$27.25
Options granted	80,228	51.10	88,500	39.86	72,000	36.64
Options exercised	(41,292)	26.21	(55,500)	20.81	(47,437)	15.54
Options canceled	(6,500)	31.82	(26,875)	30.87	(5,000)	33.69

Outstanding at end of year	597,436	34.79	565,000	31.80	558,875	29.40

Exercisable at end of year	214,960	27.36	172,627	25.19	153,126	21.54

Weighted average fair value of options granted	$14.93		$12.75		$14.43

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

A summary of options outstanding under the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan as of December 31, 2003 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life in Years	Wgtd. Avg. Exercise Price	Number Exercisable	Wgtd. Avg. Exercise Price
$12.88 to $18.63	41,283	1.84	$15.76	41,283	$15.76
$20.00 to $29.50	68,125	8.33	23.87	60,000	23.19
$30.50 to $39.81	331,000	10.69	33.55	111,877	33.67
$40.00 to $53.00	157,028	10.48	43.86	1,800	40.00

$12.88 to $53.00	597,436	9.61	34.79	214,960	27.36

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

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

	Year Ended December 31,
	2003		2002		2001
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	4,674	$15.05	11,525	$15.67	18,357	$15.72
Options exercised	(2,218)	14.20	(6,851)	16.09	(5,248)	15.95
Options canceled	—	—	—	—	(1,584)	15.32

Outstanding at end of year	2,456	15.82	4,674	15.05	11,525	15.67

A summary of options outstanding under the AmQuest Employees Stock Option Plans as of December 31, 2003 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price
$13.58 to $17.05	2,456	2.36	$15.82

AmQuest’s other stock option plan was for non-employee directors (the “AmQuest Directors’ Stock Option Plan”). The AmQuest Directors Stock Option Plan was authorized to issue up to 118,755 shares and the options were fully exercisable when granted. A summary of the options granted under the AmQuest Directors Stock Option Plan is as follows:

	Year Ended December 31,
	2003		2002		2001
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	4,913	$17.39	5,785	$17.26	6,023	$17.40
Options exercised	(2,138)	15.80	(872)	16.51	(238)	20.84

Outstanding at end of year	2,775	18.62	4,913	17.39	5,785	17.26

A summary of options outstanding under the AmQuest Directors Stock Option Plan as of December 31, 2003 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price
$13.58 to $20.84	2,775	2.85	$18.62

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

	December 31,
	2003	2002
Accumulated stock units	11,796	9,838
Average price	$39.17	$36.18

(14)	STOCKHOLDERS’ EQUITY

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

(c) Common stock: $1.00 par value; 15,000,000 shares authorized. At December 31, 2003 and 2002, there were 7,822,637 shares and 8,136,852 shares issued and outstanding, respectively.

In January 2003, BancFirst Corporation repurchased 320,000 shares of its common stock for $14,400. The shares were repurchased through a market-maker in the Company’s stock and the repurchase was not a part of the Company’s ongoing Stock Repurchase Program.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 277,916 shares and was amended again in August 2002 to increase the shares authorized to be purchased by 182,265 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2003 there were 249,626 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Year Ended December 31,
	2003	2002
Number of shares repurchased	40,075	186,599
Average price of shares repurchased	$45.80	$39.19

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

BancFirst Corporation’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At December 31, 2003, approximately $44,340 of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

During any deferral period or any event of default on the Junior Subordinated Debentures, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

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

		December 31,
	Minimum Required	2003	2002
Tier 1 capital
BancFirst Corporation		$240,532	$241,185
BancFirst		$208,507	$200,306
Lincoln National Bank		$8,984	—
Total capital
BancFirst Corporation		$266,765	$265,766
BancFirst		$233,653	$224,887
Lincoln National Bank		$9,816	—
Risk adjusted assets
BancFirst Corporation		$2,136,970	$2,005,465
BancFirst		$2,046,449	$1,975,987
Lincoln National Bank		$66,290	—
Leverage ratio	3.00%
BancFirst Corporation		8.33%	8.69%
BancFirst		7.57%	7.30%
Lincoln National Bank		8.83%	—
Tier 1 capital ratio	4.00%
BancFirst Corporation		11.26%	12.03%
BancFirst		10.19%	10.14%
Lincoln National Bank		13.55%	—
Total capital ratio	8.00%
BancFirst Corporation		12.48%	13.25%
BancFirst		11.42%	11.38%
Lincoln National Bank		14.81%	—

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of December 31, 2003 and 2002, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(15)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2003
Basic
Income available to common stockholders	$31,882	7,835,589	$4.07

Effect of stock options	—	137,286

Diluted
Income available to common stockholders plus assumed exercises of stock options	$31,882	7,972,875	$4.00

Year Ended December 31, 2002
Basic
Income available to common stockholders	$33,562	8,136,762	$4.12

Effect of stock options	—	123,401

Diluted
Income available to common stockholders plus assumed exercises of stock options	$33,562	8,260,163	$4.06

Year Ended December 31, 2001
Basic
Income available to common stockholders	$27,961	8,274,486	$3.38

Effect of stock options	—	96,584

Diluted
Income available to common stockholders plus assumed exercises of stock options	$27,961	8,371,070	$3.34

Below is the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2003	9,918	$52.59
December 31, 2002	7,500	$44.80
December 31, 2001	10,000	$40.00

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(16)	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEET

	December 31,
	2003	2002
ASSETS
Cash	$7,313	$10,680
Securities	2,177	2,162
Loans	300	4,200
Investments in subsidiaries, at equity	274,604	252,758
Intangible assets	1,713	1,715
Dividends receivable	965	7,168
Other assets	295	387

Total assets	$287,367	$279,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$2,995	$2,562
Notes payable	4,000	—
Junior Subordinated Debentures	25,000	25,000
Stockholders’ equity	255,372	251,508

Total liabilities and stockholders’ equity	$287,367	$279,070

STATEMENT OF INCOME

	Year Ended December 31,
	2003	2002	2001
OPERATING INCOME
Dividends from subsidiaries	$22,338	$23,521	$6,830
Interest:
Loans	226	219	143
Securities	328	318	257
Interest-bearing deposits	31	81	48
Other	—	25	(123)

Total operating income	22,923	24,164	7,155

OPERATING EXPENSE
Interest	2,494	2,469	2,639
Amortization	1	1	501
Other	95	178	107

Total operating expense	2,590	2,648	3,247

Income before income taxes and equity in undistributed earnings of subsidiaries	20,333	21,516	3,908
Allocated income tax benefit	645	661	821

Income before equity in undistributed earnings of subsidiaries	20,978	22,177	4,729
Equity in undistributed earnings of subsidiaries	10,904	11,385	23,232

Net income	$31,882	$33,562	$27,961

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,882	$33,562	$27,961
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1	1	501
Equity in undistributed earnings of subsidiaries	(10,904)	(11,385)	(23,232)
(Increase) decrease in dividends receivable	6,203	(4,850)	5,977
Other, net	646	435	576

Net cash provided by operating activities	27,828	17,763	11,783

INVESTING ACTIVITIES
Net cash used for acquisitions	(17,294)	—	(5,429)
Purchases of stock of subsidiaries	—	—	(2,700)
Sale of stock of subsidiaries	—	—	12,059
Purchases of securities	(15)	(12)	(903)
Proceeds from maturities of securities	—	—	425
Net (increase) decrease in loans	3,900	(1,100)	(3,100)
Other, net	—	15	—

Net cash provided (used) by investing activities	(13,409)	(1,097)	352

FINANCING ACTIVITIES
Net increase (decrease) in notes payable	4,000	—	(1,000)
Issuance of common stock	1,633	1,883	1,296
Acquisition of common stock	(16,246)	(7,312)	(4,702)
Cash dividends paid	(7,173)	(6,202)	(5,953)

Net cash used by financing activities	(17,786)	(11,631)	(10,359)

Net increase (decrease) in cash	(3,367)	5,035	1,776
Cash at the beginning of the period	10,680	5,645	3,869

Cash at the end of the period	$7,313	$10,680	$5,645

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$2,470	$2,469	$2,655

Cash received during the period for income taxes, net	$(1,524)	$(1,568)	$(1,719)

(17)	RELATED PARTY TRANSACTIONS

In January 2004, the Company purchased land for one its branches from a director of the Company for $540, pursuant to a purchase option in the lease agreement for the property.

In past years, the Company purchased supplies, furniture and equipment from an affiliated company. This company was sold to a non-affiliated company in 2001. During the year ended December 31, 2001 such purchases totaled $148.

BancFirst sells credit life, credit accident and health, and ordinary life insurance policies for Century Life, which BancFirst Corporation acquired 75% of in 2001, and which is included in the Company’s consolidated financial statements beginning in 2001. BancFirst retains 40% of the commissions for such sales, which is the maximum amount permitted by law. The net income of Century Life for the years ended December 31, 2003, 2002, and 2001 was $455, $400, and $953, respectively.

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

	December 31,
	2003	2002	2001
Loan commitments	$432,722	$396,200	$411,380
Letters of credit	31,326	28,964	20,791

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

The future minimum rental payments under these leases are as follows:

Year Ending December 31:
2004	$696
2005	560
2006	520
2007	510
2008	499
Later years	4,026

Total	$6,811

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $929, $993 and $818 during 2003, 2002 and 2001, respectively.

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

Deposits

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

Junior Subordinated Debentures

The fair value of fixed-rate junior subordinated debentures is estimated using the rates that would be charged for junior subordinated debentures of similar remaining maturities.

Loan Commitments and Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the terms of the agreements. The fair value of letters of credit is based on fees currently charged for similar agreements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and due from banks	$155,367	$155,367	$152,239	$152,239
Federal funds sold and interest-bearing deposits	109,570	109,570	142,866	142,866
Securities	564,735	566,461	565,225	567,717
Loans:
Loans (net of unearned interest)	1,947,223		1,814,862
Allowance for loan losses	(26,148)		(24,367)

Loans, net	1,921,075	1,925,164	1,790,495	1,797,096
FINANCIAL LIABILITIES
Deposits	2,585,690	2,592,154	2,428,648	2,439,286
Short-term borrowings	16,610	16,610	24,443	24,443
Long-term borrowings	11,063	11,686	34,087	35,105
Junior Subordinated Debentures	25,000	27,278	25,000	26,327
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		2,856		2,615
Letters of credit		235		217

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(20)	SEGMENT INFORMATION

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

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
December 31, 2003
Net interest income (expense)	$31,346	$75,917	$6,753	$(4,899)	$—	$109,117
Provision for loan losses	633	3,181	(88)	(4)	—	3,722
Noninterest income	8,776	22,659	12,364	58,241	(53,220)	48,820
Depreciation and amortization	1,794	3,228	227	1,688	(902)	6,035
Other expenses	22,091	46,479	13,200	16,557	1,020	99,347

Income before taxes	$15,604	$45,688	$5,778	$35,101	(53,338)	$48,833

Total Assets	$1,066,711	$1,842,729	$176,286	$268,355	(432,712)	$2,921,369

Capital expenditures	$1,045	$3,263	$177	$3,112	—	$7,597

December 31, 2002
Net interest income (expense)	$29,540	$75,477	$6,857	$(2,544)	$—	$109,330
Provision for loan losses	2,357	2,762	416	(259)	—	5,276
Noninterest income	8,103	22,189	12,957	62,483	(60,520)	45,212
Depreciation and amortization	1,681	3,202	259	1,575	(694)	6,023
Other expenses	21,176	45,697	14,400	10,280	804	92,357

Income before taxes	$12,429	$46,005	$4,739	$48,343	(60,630)	$50,886

Total Assets	$930,226	$1,812,821	$144,892	$556,430	(647,507)	$2,796,862

Capital expenditures	$3,280	$3,688	$65	$2,066	—	$9,099

December 31, 2001
Net interest income (expense)	$30,496	$71,473	$6,526	$(3,563)	$—	$104,932
Provision for loan losses	98	916	328	438	—	1,780
Noninterest income	6,430	18,376	9,843	58,589	(56,330)	36,908
Depreciation and amortization	2,240	4,369	268	2,077	(616)	8,338
Other expenses	21,056	44,928	11,871	9,573	854	88,282

Income before taxes	$13,532	$39,636	$3,902	$42,938	(56,568)	$43,440

Total Assets	$837,372	$1,815,178	$140,501	$558,181	(594,187)	$2,757,045

Capital expenditures	$6,585	$3,776	$299	$1,473	—	$12,133

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

(21)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 is as follows:

	Quarter
	Fourth	Third	Second	First
2003
Net interest income	$28,334	$27,006	$27,037	$26,740
Provision for loan losses	1,354	524	1,062	783
Noninterest income	11,601	11,464	13,976	11,779
Noninterest expense	26,401	27,028	27,363	24,588
Net income	7,821	7,391	8,072	8,598
Net income per common share:
Basic	1.00	0.95	1.04	1.09
Diluted	0.98	0.93	1.02	1.07
2002
Net interest income	$27,413	$28,057	$27,102	$26,759
Provision for loan losses	1,654	1,263	1,396	964
Noninterest income	11,816	11,948	11,419	10,029
Noninterest expense	24,596	25,375	24,779	23,629
Net income	8,394	8,860	8,386	7,922
Net income per common share:
Basic	1.03	1.09	1.03	0.97
Diluted	1.02	1.07	1.02	0.96

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst (filed as Exhibit 1 to BancFirst’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2 and 3.3 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2)

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8)

4.10	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	United Community Corporation (now BancFirst Corporation) Stock Option Plan (filed as Exhibit 10.09 to the Company’s Registration Statement on Form S-4, file No. 33-13016, and incorporated herein by reference).

10.2	BancFirst Corporation Employee Stock Ownership and Thrift Plan (filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.7	BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.