Form 10-Q
period 2004-03-31
BANCFIRST CORP /OK/
filed 2004-05-07
CIK 760498

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004 there were 7,838,298 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in thousands)

	March 31,		December 31, 2003
	2004	2003
ASSETS
Cash and due from banks	$129,806	$143,843	$155,367
Interest-bearing deposits with banks	3,363	10,037	3,761
Federal funds sold	253,000	193,000	105,809
Securities (market value: $582,975, $548,322, and $566,461, respectively)	581,059	545,991	564,735
Loans:
Total loans (net of unearned interest)	1,940,883	1,819,602	1,947,223
Allowance for loan losses	(26,403)	(24,694)	(26,148)

Loans, net	1,914,480	1,794,908	1,921,075
Premises and equipment, net	67,201	59,881	66,423
Other real estate owned	3,401	2,800	3,428
Intangible assets, net	4,542	1,306	4,726
Goodwill	27,881	20,235	27,611
Accrued interest receivable	18,909	19,264	19,006
Other assets	48,173	47,027	49,428

Total assets	$3,051,815	$2,838,292	$2,921,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$753,102	$625,978	$720,366
Interest-bearing	1,919,918	1,851,777	1,865,324

Total deposits	2,673,020	2,477,755	2,585,690
Short-term borrowings	22,779	25,002	16,610
Accrued interest payable	2,960	4,139	3,741
Other liabilities	25,731	29,043	21,546
Long-term borrowings	9,585	32,480	11,063
Junior subordinated debentures	51,804	25,000	25,000
Minority interest	2,373	2,299	2,347

Total liabilities	2,788,252	2,595,718	2,665,997

Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $1.00 par (shares issued and outstanding: 7,830,040, 7,808,281 and 7,822,637, respectively)	7,830	7,807	7,823
Capital surplus	60,993	59,241	60,819
Retained earnings	183,128	160,590	176,893
Accumulated other comprehensive income, net of income tax of $5,567, $7,371 and $5,128, respectively	11,612	14,936	9,837

Total stockholders’ equity	263,563	242,574	255,372

Total liabilities and stockholders’ equity	$3,051,815	$2,838,292	$2,921,369

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
INTEREST INCOME
Loans, including fees	$28,550	$29,181
Securities:
Taxable	5,081	6,146
Tax-exempt	390	431
Federal funds sold	490	445
Interest-bearing deposits with banks	18	17

Total interest income	34,529	36,220

INTEREST EXPENSE
Deposits	5,571	8,331
Short-term borrowings	79	68
Long-term borrowings	157	469
Junior subordinated debentures	802	612

Total interest expense	6,609	9,480

Net interest income	27,920	26,740
Provision for loan losses	720	783

Net interest income after provision for loan losses	27,200	25,957

NONINTEREST INCOME
Trust revenue	1,034	1,049
Service charges on deposits	6,612	6,064
Securities transactions	—	616
Income from sales of loans	266	402
Other	3,790	3,648

Total noninterest income	11,702	11,779

NONINTEREST EXPENSE
Salaries and employee benefits	15,805	14,015
Occupancy and fixed assets expense, net	1,622	1,414
Depreciation	1,370	1,235
Amortization of intangible assets	185	146
Data processing services	655	552
Net (income) expense from other real estate owned	80	(24)
Marketing and business promotion	715	650
Other	5,760	6,600

Total noninterest expense	26,192	24,588

Income before taxes	12,710	13,148
Income tax expense	(4,519)	(4,550)

Net income	8,191	8,598
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	1,775	(563)
Reclassification adjustment for gains included in net income	—	(400)

Comprehensive income	$9,966	$7,635

NET INCOME PER COMMON SHARE
Basic	$1.05	$1.09

Diluted	$1.03	$1.07

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$14,410	$7,649

INVESTING ACTIVITIES
Purchases of securities:
Held for investment	—	(707)
Available for sale	(52,592)	(43,620)
Maturities of securities:
Held for investment	2,878	6,592
Available for sale	33,964	44,804
Proceeds from sales and calls of securities:
Held for investment	771	434
Available for sale	372	10,632
Net (increase) in federal funds sold	(147,191)	(59,000)
Purchases of loans	(381)	(6,318)
Proceeds from sales of loans	26,116	47,840
Net other increase in loans	(20,555)	(47,748)
Purchases of premises and equipment	(2,235)	(1,315)
Proceeds from the sale of other real estate owned and repossessed assets	1,434	2,042

Net cash used by investing activities	(157,419)	(46,364)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	93,132	92,613
Net decrease in certificates of deposits	(5,802)	(43,506)
Net increase in short-term borrowings	6,169	559
Net decrease in long-term borrowings	(1,478)	(1,607)
Issuance of junior subordinated debentures	26,804	—
Issuance of common stock	181	9
Acquisition of common stock	—	(14,860)
Cash dividends paid	(1,956)	(1,718)

Net cash provided by financing activities	117,050	31,490

Net decrease in cash and due from banks	(25,959)	(7,225)
Cash and due from banks at the beginning of the period	159,128	161,105

Cash and due from banks at the end of the period	$133,169	$153,880

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$7,390	$10,952

Cash paid (received) during the period for income taxes	$—	$(5)

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

(1) GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, and BancFirst and its subsidiaries. The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibank Insurance Agency, Inc., BancFirst Agency, Inc., Lenders Collection Corporation, Express Financial Corporation, Mojave Asset Management Company, Desert Asset Management Company, Delamar Asset Management Limited Partnership and PremierSource LLC. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2003, the date of the most recent annual report. Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

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

(2) STOCK-BASED COMPENSATION

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

	Three Months Ended March 31,
	2004		2003
	As Reported	Pro Forma	As Reported	Pro Forma
APB 25 charge	$—	$—	$—	$—
FAS 123 charge	—	162	—	166
Net income	8,191	8,029	8,598	8,432
Net income per share:
Basic	$1.05	$1.03	$1.09	$1.07
Diluted	1.03	1.01	1.07	1.05

The effects of applying SFAS No. 123 to the pro forma disclosure are not indicative of future results. SFAS No. 123 does not apply to grants of options prior to 1995 and the Company anticipates making additional grants in the future.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”) which provides guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. Special purpose entities and other types of entities are assessed for consolidation under this new guidance. FIN 46 requires a variable interest entity to be consolidated if the company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. FIN 46 is effective immediately for interests in variable interest entities acquired after January 31, 2003. It applies in the first interim period after June 15, 2003 to interests in variable interest entities acquired before February 1, 2003. As of October 9, 2003, the FASB deferred compliance with FIN 46 from July 1, 2003 to the first period ending after December 15, 2003 for variable interest entities created prior to February 1, 2003. However, the Company adopted FIN 46 on July 1, 2003, as originally issued, and de-consolidated BFC Capital Trust I. In December 2003, the FASB issued a revision of FIN 46 (“Revised FIN 46”) that codified the proposed modifications and other decisions previously issued through certain FASB Staff Positions, made other revisions, and superceded the original FIN 46. The effect of this de-consolidation was to remove the $25,000 of 9.65% Capital Securities and the related interest expense from the Company’s Consolidated financial statements, and instead report the $25,000 as part of Junior Subordinated Debentures issued by BancFirst Corporation to the Trust, and the related interest expense thereon. A potential result of the de-consolidation of the Trust could be that the 9.65% Capital Securities and the 7.20% Cumulative Trust Preferred Securities described in note (4) would no longer be included in the Company’s Tier 1 capital. The Federal Reserve Board has issued interim guidance that allows such securities to continue to qualify as Tier 1 capital while the issue of de-consolidation continues under review.

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

(4) RECENT DEVELOPMENTS; MERGERS, ACQUISITIONS AND DISPOSALS

In January 2003, BancFirst Corporation repurchased 320,000 shares of its common stock for $14,400. The shares were repurchased through a market-maker in the Company’s stock and the repurchase was not a part of the Company’s ongoing Stock Repurchase Program.

In October 2003, BancFirst Corporation completed the acquisition of Lincoln National Bancorporation (“Lincoln”) of Oklahoma City, Oklahoma for cash of $16,949. Lincoln had consolidated total assets of approximately $107,673. As a result of the acquisition, Lincoln was merged into BancFirst Corporation, and Lincoln’s wholly-owned bank subsidiary, Lincoln National Bank, became a subsidiary of BancFirst Corporation and was merged into BancFirst in February 2004. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward.

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

In January 2004, BancFirst Corporation established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of BFC II. In February 2004, BFC II issued $25,000 of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1,000 in Trust Preferred Securities through the execution of an over-allotment option. The proceeds from the sale of the Trust Preferred Securities and the common securities of BFC II were invested in $26,804 of 7.20% Junior Subordinated Debentures of BancFirst

Corporation. Interest payments on the 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Trust Preferred Securities represent an undivided interest in the 7.20% Junior Subordinated Debentures, are guaranteed by BancFirst Corporation, and currently qualify as Tier 1 regulatory capital but could potentially be excluded in the future as discussed in note (3). During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

(5) SECURITIES

The table below summarizes securities held for investment and securities available for sale.

	March 31,		December 31, 2003
	2004	2003
Held for investment at cost (market value; $36,732, $51,084 and $40,191, respectively)	$34,816	$48,753	$38,465
Available for sale, at market value	546,243	497,238	526,270

Total	$581,059	$545,991	$564,735

In June 2003, the Company sold $71,176 of available for sale securities and recognized a gain of $2,487. The sale was a part of a plan to adjust the Company’s interest rate sensitivity. The proceeds from this sale were reinvested in securities with shorter maturity dates. The table below summarizes the maturity of securities.

	March 31,		December 31, 2003
	2004	2003
Contractual maturity:
Within one year	$146,027	$77,805	$151,919
After one year but within five years	372,740	424,759	363,300
After five years	36,389	23,168	35,163

Total debt securities	555,156	525,732	550,382
Equity securities	25,903	20,259	14,353

Total	$581,059	$545,991	$564,735

(6) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	March 31,				December 31
	2004		2003		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$390,235	20.11%	$375,224	20.61%	$409,910	21.05%
Agriculture	80,381	4.14	94,379	5.19	85,094	4.37
State and political subdivisions:
Taxable	2,979	0.15	134	0.01	221	0.01
Tax-exempt	17,221	0.89	19,770	1.09	20,560	1.06
Real Estate:
Construction	137,540	7.09	132,444	7.28	153,755	7.90
Farmland	85,044	4.38	68,401	3.76	83,843	4.31
One to four family residences	454,643	23.42	418,508	23.00	441,010	22.65
Multifamily residential properties	10,027	0.52	15,598	0.86	10,316	0.53
Commercial	476,898	24.57	391,030	21.49	455,961	23.41
Consumer	263,733	13.59	263,708	14.49	265,437	13.63
Other	22,182	1.14	40,406	2.22	21,116	1.08

Total loans	$1,940,883	100.00%	$1,819,602	100.00%	$1,947,223	100.00%

Loans held for sale (included above)	$6,554		$11,884		$4,115

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

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$26,148	$24,367

Charge-offs	(700)	(756)
Recoveries	235	300

Net charge-offs	(465)	(456)

Provisions charged to operations	720	783

Balance at end of period	$26,403	$24,694

The net charge-offs by category are summarized as follows:

	Three Months Ended March 31,
	2004	2003
Commercial, financial and other	$119	$48
Real estate – construction	1	9
Real estate – mortgage	68	232
Consumer	277	167

Total	$465	$456

(7) NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets:

	March 31,		December 31, 2003
	2004	2003
Past due over 90 days and still accruing	$2,266	$2,469	$2,674
Nonaccrual	13,663	14,412	13,381
Restructured	428	640	415

Total nonperforming and restructured loans	16,357	17,521	16,470
Other real estate owned and repossessed assets	3,796	3,254	3,939

Total nonperforming and restructured assets	$20,153	$20,775	$20,409

Nonperforming and restructured loans to total loans	0.84%	0.96%	0.85%

Nonperforming and restructured assets to total assets	0.66%	0.73%	0.70%

(8) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	March 31,				December 31, 2003
	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$7,981	$3,439	$4,552	$3,247	$7,981	$3,255
Trademarks	20	20	20	19	20	20

Total	$8,001	$3,459	$4,572	$3,266	$8,001	$3,275

Amortization of intangible assets and estimated amortization of intangible assets are as follows:

Amortization:
Three months ended March 31, 2004	$185
Three months ended March 31, 2003	146
Year ended December 31, 2003	580

Estimated Amortization:
Year ended December 31,
2004	$694
2005	676
2006	638
2007	485
2008	384

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Elimin- ations	Consol- idated
Three Months Ended March 31, 2004
Balance at beginning of period	$12,993	$14,088	$—	$1,713	$(1,183)	$27,611
Acquisitions	146	124	—	—	—	270
Branch closing	—	—	—	—	—	—

Balance at end of period	$13,139	$14,212	$—	$1,713	$(1,183)	$27,881

Three Months Ended March 31, 2003
Balance at beginning and end of period	$7,144	$12,561	$—	$1,713	$(1,183)	$20,235

(9) LONG-TERM BORROWINGS

In June 2003, the Company retired $25,100 of Federal Home Loan Bank advances under its line of credit, and recognized a loss on early extinguishment of debt of $2,429. This early retirement of the advances was part of a plan to adjust the Company’s interest rate sensitivity. These retired advances had fixed rates from 3.47% to 7.87% and maturities from 2008 to 2017.

(10) CAPITAL

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

	Minimum Required	March 31,
		2004	2003	December 31, 2003
Tier 1 capital		$272,886	$233,384	$240,532
Total capital		$299,374	$258,292	$266,765
Risk-adjusted assets		$2,158,075	$2,027,248	$2,136,970
Leverage ratio	3.00%	9.04%	8.29%	8.33%
Tier 1 capital ratio	4.00%	12.64%	11.51%	11.26%
Total capital ratio	8.00%	13.87%	12.74%	12.48%

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of March 31, 2004 and 2003, and December 31, 2003, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(11) STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 277,916 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 182,265 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At March 31, 2004 there were 249,626 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended March 31,
	2004	2003
Number of shares repurchased	—	10,200
Average price of shares repurchased	$—	$45.14

(12) COMPREHENSIVE INCOME

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

	Three Months Ended March 31,
	2004	2003
Unrealized gain (loss) during the period:
Before-tax amount	$2,248	$(816)
Tax (expense) benefit	(473)	253

Net-of-tax amount	$1,775	$(563)

The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

	Three Months Ended March 31,
	2004	2003
Unrealized gain (loss) on securities:
Beginning balance	$9,837	$15,899
Current period change	1,775	(563)
Reclassification adjustment for gains included in net income	—	(400)

Ending balance	$11,612	$14,936

(13) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2004
Basic
Income available to common stockholders	$8,191	7,825,530	$1.05

Effect of stock options	—	152,249

Diluted
Income available to common stockholders plus assumed exercises of stock options	$8,191	7,977,779	$1.03

Three Months Ended March 31, 2003
Basic
Income available to common stockholders	$8,598	7,916,890	$1.09

Effect of stock options	—	109,930

Diluted
Income available to common stockholders plus assumed exercises of stock options	$8,598	8,026,820	$1.07

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended March 31, 2004	—	$—
Three Months Ended March 31, 2003	7,500	$44.80

(14) SEGMENT INFORMATION

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

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Elimin- ations	Consol- idated
Three Months Ended:
March 31, 2004
Net interest income (expense)	$8,928	$18,472	$1,367	$(847)	$—	$27,920
Noninterest income	2,575	5,600	2,619	10,856	(9,948)	11,702
Income before taxes	4,487	10,738	882	6,577	(9,974)	12,710

March 31, 2003
Net interest income (expense)	$7,305	$18,387	$1,633	$(585)	$—	$26,740
Noninterest income	2,058	5,515	3,190	15,933	(14,917)	11,779
Income before taxes	3,603	11,699	1,596	11,228	(14,978)	13,148

Total Assets:
March 31, 2004	$1,090,260	$1,847,035	$188,427	$393,541	$(467,448)	$3,051,815
March 31, 2003	$960,910	$1,817,308	$170,397	$539,033	$(649,356)	$2,838,292

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the first quarter of 2004 was $8.19 million, compared to $8.60 million for the first quarter of 2003. Diluted net income per share was $1.03, compared to $1.07 for the first quarter of 2003.

Total assets at March 31, 2004 increased to $3.05 billion, up $130 million from December 31, 2003 and up $214 million from March 31, 2003. Stockholders’ equity was $264 million at March 31, 2004, up $8.19 million from December 31, 2003 and up $21.0 million compared to March 31, 2003.

In October 2003, BancFirst Corporation completed the acquisition of Lincoln National Bancorporation (“Lincoln”) of Oklahoma City, Oklahoma for cash of $16.9 million. Lincoln had consolidated total assets of approximately $108 million. As a result of the acquisition, Lincoln was merged into BancFirst Corporation, and Lincoln’s wholly-owned bank subsidiary, Lincoln National Bank, became a subsidiary of BancFirst Corporation and was merged into BancFirst in February 2004. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward.

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

In January 2004, BancFirst Corporation established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of BFC II. In February 2004, BFC II issued $25.0 million of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1.0 million of Trust Preferred Securities pursuant to the over-allotment option. The proceeds from the sale of the Trust Preferred Securities and the common securities of BFC II were invested in $26.8 million of 7.20% Junior Subordinated Debentures of BancFirst Corporation.

RESULTS OF OPERATIONS

Net interest income for the first quarter of 2004 was $27.9 million, up $1.18 million from the first quarter of 2003. The net interest margin decreased to 4.20% from 4.32% for the first quarter of 2003. An increase in earning assets between the first quarter of 2003 and the first quarter of 2004, primarily in loans, produced a positive volume variance that was partially offset by a negative rate variance. In a low rate environment, the benefit of the Company’s noninterest-bearing funds is reduced, resulting in a lower net interest margin. Assuming no change in interest rates, or in the volume or mix of the Company’s loans and deposits, the Company’s net interest income would reasonably be expected to decline.

The Company provided $720,000 for loan losses in the first quarter of 2004, compared to $783,000 for the same period of 2003. Net loan charge-offs were $465,000 for the first quarter of 2004, compared to $456,000 for the first quarter of 2003. The net charge-offs represent an annualized rate of 0.10% of average total loans for both of the first quarters of 2004 and 2003.

Noninterest income, excluding securities transactions, increased $539,000 compared to the first quarter of 2003, due to an increase in service charges on deposits and a gain of $421,000 on the sale of a minority interest in a community bank. There was no gain or loss on securities transactions in the first quarter of 2004, while gains of $616,000 were recognized in the first quarter of 2003. Noninterest expense increased $1.60 million compared to the first quarter of 2003. In addition, during the first quarter of 2003, a $1.18 million operational loss was recognized. Excluding this loss, the increase in noninterest expense compared to the first quarter of 2003 was $2.78 million. The majority of this increase was due to the acquisitions of Lincoln and the Gold Bank branches in the fourth quarter of 2003, and also annual salaries increases effective in January 2004. Income tax expense decreased $31,000 compared to the first quarter of 2003. The effective tax rate on income before taxes was 35.55%, compared to 34.61% for the first quarter of 2003.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold increased $121 million from December 31, 2003, and $39.3 million from March 31, 2003. These increases were mainly from increases in deposits.

Total securities increased $16.3 million compared to December 31, 2003 and $35.1 million compared to March 31, 2003. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $17.2 million at the end of the first quarter of 2004, compared to a gain of $14.9 million at December 31, 2003 and a gain of $22.3 million at March 31, 2003. The average taxable equivalent yield on the securities portfolio for the first quarter of 2004 decreased to 4.04% from 4.91% for the same quarter of 2003.

Total loans decreased $6.34 million from December 31, 2003, and increased $121 million from March 31, 2003. The increase compared to the first quarter of 2003 was due to the acquisitions of Lincoln and the Gold Bank branches in the fourth quarter of 2003, and internal growth. The allowance for loan losses increased $255,000 from year-end 2003 and $1.71 million from the first quarter of 2003. The allowance as a percentage of total loans was 1.36%, 1.34% and 1.36% at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. The allowance to nonperforming and restructured loans at the same dates was 161.42%, 158.76% and 140.94%, respectively.

Nonperforming and restructured loans totaled $16.4 million at March 31, 2004, compared to $16.5 million at December 31, 2003 and $17.5 million at March 31, 2003. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.84%, 0.85% and 0.96%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased $87.3 million compared to December 31, 2003, and $195 million compared to March 31, 2003 due to the acquisitions of Lincoln and the Gold Bank branches in the fourth quarter of 2003, and internal growth. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 9.13% of total deposits at March 31, 2004, compared to 8.96% at December 31, 2003 and 9.53% at March 31, 2003.

Short-term borrowings increased $6.17 million from December 31, 2003, and decreased $2.22 million from March 31, 2003. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $1.48 million from year-end 2003 and $22.9 million from the first quarter of 2003. The decrease compared to the first quarter of 2003 was due to the early retirement of $25.1 million Federal Home Loan Bank advances as a part of the Company’s adjustment to its interest sensitivity in the second quarter of 2003. The Company uses these borrowings primarily to match-fund long-term fixed-rate loans.

Junior subordinated debentures increased $26.8 million in the first quarter of 2004 due to the issuance of the 7.20% Junior Subordinated Debentures to BFC Capital Trust II.

Stockholders’ equity increased $8.19 million from year-end 2003 and $21.0 million from the first quarter of 2003, due to accumulated earnings. Average stockholders’ equity to average assets for the first quarter of 2004 was 9.05%, compared to 8.96% for the first quarter of 2003. The Company’s leverage ratio and total risk-based capital ratio were 9.04% and 13.87%, respectively, at March 31, 2004, well in excess of the regulatory minimums.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note (3) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

SEGMENT INFORMATION

See note (14) of the Notes to Consolidated Financial Statements for disclosures regarding business segments.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2004
	2004	2003
Per Common Share Data
Net income – basic	$1.05	$1.09
Net income – diluted	1.03	1.07
Cash dividends	0.25	0.22
Performance Data
Return on average assets	1.10%	1.25%
Return on average stockholders’ equity	12.19	13.92
Cash dividend payout ratio	23.81	20.18
Net interest spread	3.85	3.83
Net interest margin	4.20	4.32
Efficiency ratio	66.10	63.83

	March 31,		December 31,
	2004	2003	2003
Balance Sheet Data
Book value per share	$33.66	$31.07	$32.64
Tangible book value per share	29.52	28.31	28.51
Average loans to deposits (year-to-date)	74.06%	75.12%	73.33%
Average earning assets to total assets (year-to-date)	90.59	91.13	91.24
Average stockholders’ equity to average assets (year-to-date)	9.05	8.96	8.81
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.84%	0.96%	0.85%
Nonperforming and restructured assets to total assets	0.66	0.73	0.70
Allowance for loan losses to total loans	1.36	1.36	1.34
Allowance for loan losses to nonperforming and restructured loans	161.42	140.94	158.76

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$1,936,740	$28,680	5.96%	$1,827,546	$29,341	6.51%
Securities - taxable	527,526	5,081	3.87	522,847	6,146	4.77
Securities - tax exempt	37,515	601	6.44	39,902	663	6.74
Federal funds sold	203,345	490	0.97	156,508	462	1.20

Total earning assets	2,705,126	34,852	5.18	2,546,803	36,612	5.83

Nonearning assets:
Cash and due from banks	127,096			123,717
Interest receivable and other assets	180,472			148,531
Allowance for loan losses	(26,166)			(24,468)

Total nonearning assets	281,402			247,780

Total assets	$2,986,528			$2,794,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$436,734	317	0.29%	$374,488	509	0.55%
Savings deposits	726,863	1,886	1.04	661,397	2,735	1.68
Time deposits	757,755	3,368	1.79	807,543	5,087	2.55
Short-term borrowings	29,301	79	1.09	21,888	68	1.26
Long-term borrowings	10,046	158	6.28	33,034	469	5.76
Junior subordinated debentures	34,652	801	9.30	25,000	612	9.93

Total interest-bearing liabilities	1,995,351	6,609	1.33	1,923,350	9,480	2.00

Interest-free funds:
Noninterest-bearing deposits	693,914			589,362
Interest payable and other liabilities	27,033			31,438
Stockholders’ equity	270,230			250,432

Total interest free funds	991,177			871,232

Total liabilities and stockholders’ equity	$2,986,528			$2,794,582

Net interest income		$28,243			$27,132

Net interest spread			3.85%			3.83%

Net interest margin			4.20%			4.32%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2003, the date of its annual report to stockholders.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this report. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

There were no equity securities of the Registrant sold without registration, or repurchases of equity securities by the Registrant, during the quarter covered by this report.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.4	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference.)

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificates for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

Exhibit Number	Exhibit

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.8	First Amendment to Amended and Restated Trust Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 24, 2004 and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.7).

4.10	Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.11	Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.12	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	A report on Form 8-K dated April 20, 2004 was filed by the Company to file its press release dated April 20, 2004 announcing the results of its operations for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date May 7, 2004	/s/ Randy P. Foraker
(Signature)
Randy P. Foraker
Executive Vice President
Chief Risk Officer
Treasurer/Assistant Secretary
(Principal Accounting Officer)