Form 10-Q
period 2004-06-30
BANCFIRST CORP /OK/
filed 2004-08-09
CIK 760498

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 31, 2004 there were 7,823,951 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in thousands)

	June 30,		December 31, 2003
	2004	2003
ASSETS
Cash and due from banks	$140,219	$143,292	$155,367
Interest-bearing deposits with banks	1,639	19,623	3,761
Federal funds sold	211,000	231,000	105,809
Securities (market value: $571,575, $533,305 and $566,461, respectively)	570,423	530,644	564,735
Loans:
Total loans (net of unearned interest)	1,963,888	1,797,364	1,947,223
Allowance for loan losses	(25,921)	(25,004)	(26,148)

Loans, net	1,937,967	1,772,360	1,921,075
Premises and equipment, net	67,364	60,746	66,423
Other real estate owned	3,405	2,638	3,428
Intangible assets, net	4,372	1,187	4,726
Goodwill	27,946	20,235	27,611
Accrued interest receivable	18,016	19,171	19,006
Other assets	52,432	47,436	49,428

Total assets	$3,034,783	$2,848,332	$2,921,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$784,622	$655,838	$720,366
Interest-bearing	1,883,844	1,846,466	1,865,324

Total deposits	2,668,466	2,502,304	2,585,690
Short-term borrowings	21,042	28,788	16,610
Accrued interest payable	3,529	4,227	3,741
Other liabilities	18,109	23,044	21,546
Long-term borrowings	8,677	13,356	11,063
Junior subordinated debentures	51,804	25,000	25,000
Minority interest	2,196	2,299	2,347

Total liabilities	2,773,823	2,599,018	2,665,997

Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $1.00 par (shares issued and outstanding: 7,825,923, 7,803,239 and 7,822,637, respectively)	7,826	7,803	7,823
Capital surplus	62,085	59,996	60,819
Retained earnings	187,777	165,651	176,893
Accumulated other comprehensive income, net of income tax of $1,364, $7,830 and $5,128, respectively	3,272	15,864	9,837

Total stockholders’ equity	260,960	249,314	255,372

Total liabilities and stockholders’ equity	$3,034,783	$2,848,332	$2,921,369

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$28,792	$28,906	$57,342	$58,087
Securities:
Taxable	5,213	5,573	10,295	11,719
Tax-exempt	368	397	758	828
Federal funds sold	690	782	1,180	1,228
Interest-bearing deposits with banks	5	22	22	39

Total interest income	35,068	35,680	69,597	71,901

INTEREST EXPENSE
Deposits	5,448	7,525	11,019	15,857
Short-term borrowings	45	89	125	157
Long-term borrowings	141	418	298	887
Junior subordinated debentures	1,103	611	1,904	1,223

Total interest expense	6,737	8,643	13,346	18,124

Net interest income	28,331	27,037	56,251	53,777
Provision for loan losses	201	1,062	921	1,845

Net interest income after provision for loan losses	28,130	25,975	55,330	51,932

NONINTEREST INCOME
Trust revenue	1,089	1,126	2,124	2,175
Service charges on deposits	7,062	6,545	13,674	12,609
Securities transactions	(148)	2,462	(148)	3,079
Income from sales of loans	414	653	680	1,055
Other	4,325	3,190	8,114	6,838

Total noninterest income	12,742	13,976	24,444	25,756

NONINTEREST EXPENSE
Salaries and employee benefits	15,757	14,366	31,562	28,381
Occupancy and fixed assets expense, net	1,585	1,363	3,207	2,777
Depreciation	1,519	1,306	2,889	2,541
Amortization of intangible assets	169	137	354	284
Data processing services	627	550	1,282	1,101
Net expense from other real estate owned	201	30	281	7
Loss on early extinguishment of debt	—	2,429	—	2,429
Marketing and business promotion	896	717	1,610	1,367
Other	6,803	6,465	12,563	13,065

Total noninterest expense	27,557	27,363	53,748	51,952

Income before taxes	13,315	12,588	26,026	25,736
Income tax expense	(4,677)	(4,516)	(9,197)	(9,066)

Net income	8,638	8,072	16,829	16,670
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	(8,436)	2,529	(6,661)	1,966
Reclassification adjustment for (gains) losses included in net income	96	(1,601)	96	(2,001)

Comprehensive income	$298	$9,000	$10,264	$16,635

NET INCOME PER COMMON SHARE
Basic	$1.10	$1.04	$2.15	$2.12

Diluted	$1.08	$1.02	$2.11	$2.09

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$19,306	$9,454

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities:
Held for investment	(1,375)	(1,041)
Available for sale	(141,850)	(116,096)
Maturities of securities:
Held for investment	5,966	11,591
Available for sale	117,760	57,355
Proceeds from sales and calls of securities:
Held for investment	791	649
Available for sale	1,465	84,404
Net increase in federal funds sold	(105,191)	(97,000)
Purchases of loans	(609)	(13,063)
Proceeds from sales of loans	61,460	100,866
Net other increase in loans	(80,770)	(72,838)
Purchases of premises and equipment	(4,216)	(3,587)
Proceeds from the sale of other real estate owned and repossessed assets	2,196	2,094
Other, net	848	581

Net cash used by investing activities	(143,525)	(46,085)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	122,871	145,216
Net decrease in certificates of deposits	(40,095)	(71,560)
Net increase in short-term borrowings	4,432	4,345
Net decrease in long-term borrowings	(2,386)	(20,731)
Issuance of junior subordinated debentures	26,804	—
Issuance of common stock	1,295	789
Acquisition of common stock	(2,055)	(16,185)
Cash dividends paid	(3,917)	(3,433)

Net cash provided by financing activities	106,949	38,441

Net (decrease) increase in cash and due from banks	(17,270)	1,810
Cash and due from banks at the beginning of the period	159,128	161,105

Cash and due from banks at the end of the period	$141,858	$162,915

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$13,558	$19,508

Cash paid during the period for income taxes	$8,960	$8,750

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

(1) GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibank Insurance Agency, Inc., BancFirst Agency, Inc., Lenders Collection Corporation, Express Financial Corporation, Mojave Asset Management Company, Desert Asset Management Company, Delamar Asset Management Limited Partnership and PremierSource LLC. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States inherently involves the use of estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. These estimates relate principally to the determination of the allowance for loan losses, income taxes and the fair values of financial instruments. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
APB 25 charge	$—	$—	$—	$—	$—	$—	$—	$—
FAS 123 charge	—	146	—	174	—	308	—	341
Net income	8,638	8,492	8,072	7,898	16,829	16,521	16,670	16,329
Net income per share:
Basic	$1.10	$1.08	$1.04	$1.01	$2.15	$2.11	$2.12	$2.08
Diluted	1.08	1.06	1.02	0.99	2.11	2.07	2.09	2.05

The effects of applying SFAS No. 123 to the pro forma disclosure are not indicative of future results. SFAS No. 123 does not apply to grants of options prior to 1995 and the Company anticipates making additional grants in the future.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”) which provides guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. Special purpose entities and other types of entities are assessed for consolidation under this new guidance. FIN 46 requires a variable interest entity to be consolidated if the company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. FIN 46 was effective immediately for interests in variable interest entities acquired after January 31, 2003. It applied in the first interim period after June 15, 2003 to interests in variable interest entities acquired before February 1, 2003. As of October 9, 2003, the FASB deferred compliance with FIN 46 from July 1, 2003 to the first period ending after December 15, 2003 for variable interest entities created prior to February 1, 2003. However, the Company adopted FIN 46 on July 1, 2003, as originally issued, and de-consolidated BFC Capital Trust I. In December 2003, the FASB issued a revision of FIN 46 (“Revised FIN 46”) that codified the proposed modifications and other decisions previously issued through certain FASB Staff Positions, made other revisions, and superceded the original FIN 46. The effect of this de-consolidation was to remove the $25,000 of 9.65% Capital Securities and the related interest expense from the Company’s consolidated financial statements, and instead report the $25,000 as part of Junior Subordinated Debentures issued by BancFirst Corporation to the Trust, and the related interest expense thereon. A potential result of the de-consolidation of the Trust could be that the 9.65% Capital Securities and the 7.20% Cumulative Trust Preferred Securities described in note (4) would no longer be included in the Company’s Tier 1 capital. The Federal Reserve Board has issued interim guidance that allows such securities to continue to qualify as Tier 1 capital while the issue of de-consolidation continues under review. In May 2004, the Federal Reserve Board requested public comment on a proposed rule that would retain trust preferred securities in Tier 1 capital, but with stricter limits.

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

In March 2004, the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“EITF 03-1”) which provides guidance on recognizing other-than-temporary impairments on certain investments. The Issue is effective for other-than-temporary impairment evaluations for investments accounted for under FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as well as non-marketable equity securities accounted for under the cost method for reporting periods beginning after June 15, 2004. As of June 30, 2004, the adoption of this new standard was not expected to have a material effect on the Company’s consolidated financial statements.

(4) RECENT DEVELOPMENTS; MERGERS, ACQUISITIONS AND DISPOSALS

In January 2003, the Company repurchased 320,000 shares of its common stock for $14,400. The shares were repurchased through a market-maker in the Company’s stock and the repurchase was not a part of the Company’s ongoing Stock Repurchase Program.

In October 2003, the Company completed the acquisition of Lincoln National Bancorporation (“Lincoln”) of Oklahoma City, Oklahoma for cash of $16,949. Lincoln had consolidated total assets of approximately $107,673. As a result of the acquisition, Lincoln was merged into the Company, and Lincoln’s wholly-owned bank subsidiary, Lincoln National Bank, became a subsidiary of the Company and was merged into BancFirst in February 2004. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward.

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

(5) SECURITIES

The table below summarizes securities held for investment and securities available for sale.

	June 30,		December 31, 2003
	2004	2003
Held for investment at cost (market value; $34,236, $46,537 and $40,191, respectively)	$33,084	$43,876	$38,465
Available for sale, at market value	537,339	486,768	526,270

Total	$570,423	$530,644	$564,735

In June 2003, the Company sold $71,176 of available for sale securities and recognized a gain of $2,487. The sale was a part of a plan to adjust the Company’s interest rate sensitivity. The proceeds from this sale were reinvested in securities with shorter maturity dates. The table below summarizes the maturity of securities.

	June 30,		December 31, 2003
	2004	2003
Contractual maturity:
Within one year	$73,369	$162,397	$151,919
After one year but within five years	448,528	334,499	363,300
After five years	32,619	20,878	35,163

Total debt securities	554,516	517,774	550,382
Equity securities	15,907	12,870	14,353

Total	$570,423	$530,644	$564,735

At June 30, 2004, the Company held 103 securities available for sale that had unrealized losses. These securities had a market value totaling $189,505 and unrealized losses totaling $3,115. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these securities until the unrealized losses are recovered.

(6) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	June 30,				December 31
	2004		2003		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$354,119	18.03%	$365,335	20.33%	$409,910	21.05%
Agriculture	69,021	3.51	76,647	4.26	85,094	4.37
State and political subdivisions:
Taxable	3,123	0.16	131	0.01	221	0.01
Tax-exempt	16,904	0.86	19,645	1.09	20,560	1.06
Real Estate:
Construction	145,910	7.43	148,000	8.23	153,755	7.90
Farmland	82,742	4.21	68,326	3.80	83,843	4.31
One to four family residences	474,492	24.16	423,157	23.55	441,010	22.65
Multifamily residential properties	10,332	0.53	15,129	0.84	10,316	0.53
Commercial	506,026	25.77	400,630	22.29	455,961	23.41
Consumer	276,419	14.08	254,148	14.14	265,437	13.63
Other	24,800	1.26	26,216	1.46	21,116	1.08

Total loans	$1,963,888	100.00%	$1,797,364	100.00%	$1,947,223	100.00%

Loans held for sale (included above)	$6,575		$17,069		$4,115

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

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$26,403	$24,694	$26,148	$24,367

Charge-offs	(1,071)	(1,014)	(1,770)	(1,770)
Recoveries	388	262	622	562

Net charge-offs	(683)	(752)	(1,148)	(1,208)

Provisions charged to operations	201	1,062	921	1,845

Balance at end of period	$25,921	$25,004	$25,921	$25,004

The net charge-offs by category are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Commercial, financial and other	$437	$316	$555	$364
Real estate – construction	3	6	4	15
Real estate – mortgage	70	135	138	367
Consumer	173	295	451	462

Total	$683	$752	$1,148	$1,208

(7) NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets:

	June 30,		December 31,
	2004	2003	2003
Past due over 90 days and still accruing	$2,398	$1,521	$2,674
Nonaccrual	8,368	13,756	13,381
Restructured	433	503	415

Total nonperforming and restructured loans	11,199	15,780	16,470
Other real estate owned and repossessed assets	3,675	2,934	3,939

Total nonperforming and restructured assets	$14,874	$18,714	$20,409

Nonperforming and restructured loans to total loans	0.57%	0.88%	0.85%

Nonperforming and restructured assets to total assets	0.49%	0.66%	0.70%

(8) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	June 30,				December 31,
	2004		2003		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$7,981	$3,609	$4,552	$3,366	$7,981	$3,255
Trademarks	20	20	20	19	20	20

Total	$8,001	$3,629	$4,572	$3,385	$8,001	$3,275

Amortization of intangible assets and estimated amortization of intangible assets are as follows:

Amortization:
Three months ended June 30, 2004	$169
Three months ended June 30, 2003	137
Six months ended June 30, 2004	354
Six months ended June 30, 2003	284
Year ended December 31, 2003	580
Estimated Amortization:
Year ended December 31,
2004	$694
2005	676
2006	638
2007	485
2008	384

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended June 30, 2004
Balance at beginning of period	$13,139	$14,212	$—	$1,713	$(1,183)	$27,881
Acquisitions	65	—	—	—	—	65
Branch closing	—	—	—	—	—	—

Balance at end of period	$13,204	$14,212	$—	$1,713	$(1,183)	$27,946

Three Months Ended June 30, 2003
Balance at beginning and end of period	$7,144	$12,561	$—	$1,713	$(1,183)	$20,325

Six Months Ended June 30, 2004
Balance at beginning of period	$12,993	$14,088	$—	$1,713	$(1,183)	$27,611
Acquisitions	211	124	—	—	—	335
Branch closing	—	—	—	—	—	—

Balance at end of period	$13,204	$14,212	$—	$1,713	$(1,183)	$27,946

Six Months Ended June 30, 2003
Balance at beginning and end of period	$7,144	$12,561	$—	$1,713	$(1,183)	$20,325

(9) LONG-TERM BORROWINGS

In June 2003, the Company retired $25,100 of Federal Home Loan Bank advances under its line of credit, and recognized a loss on early extinguishment of debt of $2,429. This early retirement of the advances was part of a plan to adjust the Company’s interest rate sensitivity. These retired advances had fixed rates from 3.47% to 7.87% and maturities from 2008 to 2017.

(10) CAPITAL

The Company is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s consolidated financial statements. The required minimums and the Company’s respective ratios are shown below.

	Minimum Required	June 30,		December 31, 2003
		2004	2003
Tier 1 capital		$278,551	$239,316	$240,532
Total capital		$304,620	$264,406	$266,765
Risk-adjusted assets		$2,194,022	$2,025,754	$2,136,970
Leverage ratio	3.00%	9.28%	8.47%	8.33%
Tier 1 capital ratio	4.00%	12.70%	11.81%	11.26%
Total capital ratio	8.00%	13.88%	13.05%	12.48%

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of June 30, 2004 and 2003, and December 31, 2003, the Company was considered to be “well capitalized”. There are no conditions or events since the most recent notification of the Company’s capital category that management believes would change its category.

(11) STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 277,916 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 182,265 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At June 30, 2004 there were 213,126 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Number of shares repurchased	36,500	29,000	36,500	39,200
Average price of shares repurchased	$56.57	$45.68	$56.57	$45.54

(12) COMPREHENSIVE INCOME

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Unrealized gain (loss) during the period:
Before-tax amount	$(13,232)	$3,849	$(10,444)	$3,033
Tax (expense) benefit	4,796	(1,320)	3,783	(1,067)

Net-of-tax amount	$(8,436)	$2,529	$(6,661)	$1,966

The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Unrealized gain (loss) on securities:
Beginning balance	$11,612	$14,936	$9,837	$15,899
Current period change	(8,436)	2,529	(6,661)	1,966
Reclassification adjustment for (gains) losses included in net income	96	(1,601)	96	(2,001)

Ending balance	$3,272	$15,864	$3,272	$15,864

(13) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2004
Basic
Income available to common stockholders	$8,638	7,834,040	$1.10

Effect of stock options	—	144,989

Diluted
Income available to common stockholders plus assumed exercises of stock options	$8,638	7,979,029	$1.08

Three Months Ended June 30, 2003
Basic
Income available to common stockholders	$8,072	7,796,999	$1.04

Effect of stock options	—	138,550

Diluted
Income available to common stockholders plus assumed exercises of stock options	$8,072	7,935,549	$1.02

Six Months Ended June 30, 2004
Basic
Income available to common stockholders	$16,829	7,829,785	$2.15

Effect of stock options	—	148,847

Diluted
Income available to common stockholders plus assumed exercises of stock options	$16,829	7,978,632	$2.11

Six Months Ended June 30, 2003
Basic
Income available to common stockholders	$16,670	7,856,613	$2.12

Effect of stock options	—	125,620

Diluted
Income available to common stockholders plus assumed exercises of stock options	$16,670	7,982,233	$2.09

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended June 30, 2004	—	$—
Three Months Ended June 30, 2003	77	$51.86
Six Months Ended June 30, 2004	—	$—
Six Months Ended June 30, 2003	16,026	$50.00

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

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Elimin- ations	Consol- idated
Three Months Ended:
June 30, 2004
Net interest income (expense)	$9,193	$18,522	$1,651	$(1,035)	$—	$28,331
Noninterest income	2,649	5,877	3,354	12,015	(11,153)	12,742
Income before taxes	4,793	11,328	1,009	7,356	(11,171)	13,315
June 30, 2003
Net interest income (expense)	$7,982	$20,781	$1,784	$(3,510)	$—	$27,037
Noninterest income	2,113	5,804	3,249	16,932	(14,122)	13,976
Income before taxes	4,729	12,633	1,577	7,762	(14,113)	12,588

Six Months Ended:
June 30, 2004
Net interest income (expense)	$18,121	$36,994	$3,018	$(1,882)	$—	$56,251
Noninterest income	5,224	11,477	5,973	22,871	(21,101)	24,444
Income before taxes	9,280	22,066	1,891	13,933	(21,144)	26,026
June 30, 2003
Net interest income (expense)	$15,287	$39,168	$3,417	$(4,095)	$—	$53,777
Noninterest income	4,171	11,320	6,439	32,865	(29,039)	25,756
Income before taxes	8,332	24,332	3,173	18,990	(29,091)	25,736

Total Assets:
June 30, 2004	$1,132,525	$1,862,399	$146,535	$379,579	$(486,255)	$3,034,783
June 30, 2003	$969,277	$1,809,400	$161,814	$567,703	$(659,862)	$2,848,332

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the second quarter of 2004 was $8.64 million, compared to $8.07 million for the second quarter of 2003. Diluted net income per share was $1.08, compared to $1.02 for the second quarter of 2003. For the first six months of 2004, net income was $16.8 million, compared to $16.7 million for the first six months of 2003. Diluted net income per share for the first six months was $2.11, compared to $2.09 for the first six months of 2003.

Total assets at June 30, 2004 increased to $3.03 billion, up $113 million from December 31, 2003 and up $186 million from June 30, 2003. Stockholders’ equity was $261 million at June 30, 2004, up $5.59 million from December 31, 2003 and up $11.6 million compared to June 30, 2003.

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

RESULTS OF OPERATIONS

Second Quarter

Net interest income for the second quarter of 2004 was $28.3 million, up $1.29 million from the second quarter of 2003. The net interest margin decreased to 4.12% from 4.21% for the second quarter of 2003. An increase in earning assets between the second quarter of 2004 and the second quarter of 2003, primarily in loans, produced a positive volume variance that was offset by a negative rate variance. In a low rate environment, the benefit of the Company’s noninterest-bearing funds is reduced, resulting in a lower net interest margin. Assuming no change in interest rates, or in the volume or mix of the Company’s loans and deposits, the Company’s net interest income would reasonably be expected to decline.

The Company provided $201,000 for loan losses in the second quarter of 2004, compared to $1.06 million for the same period of 2003. The decrease in loan losses resulted from a decrease in nonperforming loans. The Company’s nonperforming loans decreased $4.58 million from a year ago to $11.2 million at June 30, 2004. The percentage coverage of loan loss reserve to total nonperforming loans increased from 158.45% at June 30, 2003 to 231.46% at June 30, 2004. Net loan charge-offs were $683,000 for the second quarter of 2004, compared to $752,000 for the second quarter of 2003. The net charge-offs represent an annualized rate of 0.14% of average total loans for the second quarter of 2004 versus 0.17% for the second quarter of 2003.

Noninterest income, excluding securities transactions, increased $1.38 million compared to the second quarter of 2003 due to an increase in service charges on deposits, cash management and electronic banking services, and sales of insurance products. There was a loss of $148,000 on securities transactions in the second quarter of 2004, while gains of $2.46 million were recognized in the second quarter of 2003. Noninterest expense increased $194,000 compared to the second quarter of 2003. In addition, during the second quarter of 2003, a $2.43 million loss on early extinguishment of debt was recognized. Excluding this loss, the increase in noninterest expense compared to the second quarter of 2003 was $2.62 million. The majority of this increase was due to the acquisitions of Lincoln and the Gold Bank branches in the fourth quarter of 2003, and also annual salaries increases effective in January 2004. Income tax expense increased $161,000 compared to the second quarter of 2003. The effective tax rate on income before taxes was 35.13%, compared to 35.88% for the second quarter of 2003.

Year-To-Date

Net interest income for the first six months of 2004 was $56.3 million, up $2.47 million from the first six months of 2003. The net interest margin decreased to 4.16% for the first six months of 2004 compared to 4.27% for the same period of 2003. An increase in earning assets between the first six months of 2004 and the first six months of 2003, primarily in loans, produced a positive volume variance that was offset by a negative rate variance. In a low rate environment, the benefit of the Company’s noninterest-bearing funds is reduced, resulting in a lower net interest margin. Assuming no change in interest rates, or in the volume or mix of the Company’s loans and deposits, the Company’s net interest income would reasonably be expected to decline.

The Company provided $921,000 for loan losses in the first six months of 2004, compared to $1.85 million for the same period of 2003. The decrease in loan losses resulted from a decrease in nonperforming loans. The Company’s nonperforming loans decreased $4.58 million from a year ago to $11.2 million at June 30, 2004. The percentage coverage of loan loss reserve to total nonperforming loans increased from 158.45% at June 30, 2003 to 231.46% at June 30, 2004. Net loan charge-offs were $1.15 million for the first six months of 2004, compared to $1.21 million for the first six months of 2003. The net charge-offs represent an annualized rate of 0.12% of average total loans for the first six months of 2004 versus 0.13% for the first six months of 2003.

Noninterest income, excluding securities transactions, for the first six months of 2004 increased $1.92 million compared to the same period in 2003 due to an increase in service charges on deposits, cash management and electronic banking services, sales of insurance products and a gain of $421,000 on the sale of a minority interest in a community bank. There was a loss of $148,000 on securities transactions in the first six months of 2004, while gains of $3.08 million were recognized in the first six months of 2003. Noninterest expense increased $1.80 million compared to the first six months of 2003. During the first six months of 2003, a $2.43 million loss on early extinguishment of debt was recognized. Excluding this loss, the increase in noninterest expense compared to the first six months of 2003 was $4.23 million. The majority of this increase was due to the acquisitions of Lincoln and the Gold Bank branches in the fourth quarter of 2003, and also annual salaries increases effective in January 2004. Income tax expense increased $131,000 compared to the first six months of 2003. The effective tax rate on income before taxes was 35.34%, compared to 35.23% for the first six months of 2003.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold increased $87.9 million from December 31, 2003, and decreased $41.1 million from June 30, 2003. The increase from December 31, 2003 was mainly from an increases in deposits, while the decrease from June 30, 2003 resulted from growth in loans and securities.

Total securities increased $5.69 million compared to December 31, 2003 and $39.8 million compared to June 30, 2003. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $4.64 million at the end of the second quarter of 2004, compared to an unrealized gain of $15.0 million at December 31, 2003 and a gain of $23.7 million at June 30, 2003. The average taxable equivalent yield on the securities portfolio for the second quarter of 2004 decreased to 4.03% from 4.61% for the same quarter of 2003.

Total loans increased $16.7 million from December 31, 2003, and increased $167 million from June 30, 2003. The increase compared to the second quarter of 2003 was due to the acquisitions of Lincoln and the Gold Bank branches in the fourth quarter of 2003, and internal growth. The allowance for loan losses decreased $227,000 from year-end 2003 and increased $917,000 from the second quarter of 2003. The allowance as a percentage of total loans was 1.32%, 1.34% and 1.39% at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. The allowance to nonperforming and restructured loans at the same dates was 231.46%, 158.76% and 158.45%, respectively.

Nonperforming and restructured loans totaled $11.2 million at June 30, 2004, compared to $16.5 million at December 31, 2003 and $15.8 million at June 30, 2003. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.57%, 0.85% and 0.88%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased $82.8 million compared to December 31, 2003, and $166 million compared to June 30, 2003, due to the acquisitions of Lincoln and the Gold Bank branches in the fourth quarter of 2003, and internal growth. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 8.34% of total deposits at June 30, 2004, compared to 8.96% at December 31, 2003 and 9.00% at June 30, 2003.

Short-term borrowings increased $4.43 million from December 31, 2003, and decreased $7.75 million from June 30, 2003. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $2.39 million from year-end 2003 and $4.68 million from the second quarter of 2003. The Company uses these borrowings primarily to match-fund long-term fixed-rate loans.

Junior subordinated debentures increased $26.8 million in the first six months of 2004 due to the issuance of the 7.20% Junior Subordinated Debentures to BFC Capital Trust II.

Stockholders’ equity increased $5.59 million from year-end 2003 and $11.6 million from the second quarter of 2003, due to accumulated earnings offset by a decrease in unrealized gains in securities. Average stockholders’ equity to average assets for the second quarter of 2004 was 8.82%, compared to 8.80% for the second quarter of 2003. The Company’s leverage ratio and total risk-based capital ratio were 9.28% and 13.88%, respectively, at June 30, 2004, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Per Common Share Data
Net income – basic	$1.10	$1.04	$2.15	$2.12
Net income – diluted	1.08	1.02	2.11	2.09
Cash dividends	0.25	0.22	0.50	0.44

Performance Data
Return on average assets	1.13%	1.13%	1.12%	1.19%
Return on average stockholders’ equity	13.21	13.12	12.69	13.52
Cash dividend payout ratio	22.73	21.15	23.26	20.75
Net interest spread	3.75	3.78	3.80	3.81
Net interest margin	4.12	4.21	4.16	4.27
Efficiency ratio	67.09	66.72	66.61	65.32

	June 30,		December 31, 2003
	2004	2003
Balance Sheet Data
Book value per share	$33.35	$31.95	$32.64
Tangible book value per share	29.22	29.21	28.51
Average loans to deposits (year-to-date)	73.13%	73.68%	73.33%
Average earning assets to total assets (year-to-date)	90.95	91.28	91.24
Average stockholders’ equity to average assets (year-to-date)	8.82	8.80	8.81

Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.57%	0.88%	0.85%
Nonperforming and restructured assets to total assets	0.49	0.66	0.70
Allowance for loan losses to total loans	1.32	1.39	1.34
Allowance for loan losses to nonperforming and restructured loans	231.46	158.45	158.76

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$1,942,465	$28,914	$5.99%	$1,801,221	$29,068	6.47%
Securities - taxable	540,034	5,213	3.88	500,731	5,573	4.46
Securities - tax exempt	35,955	566	6.33	37,494	611	6.53
Federal funds sold	276,935	695	1.01	270,035	804	1.19

Total earning assets	2,795,389	35,388	5.09	2,609,481	36,056	5.54

Nonearning assets:
Cash and due from banks	124,410			118,995
Interest receivable and other assets	167,581			150,245
Allowance for loan losses	(26,151)			(24,574)

Total nonearning assets	265,840			244,666

Total assets	$3,061,229			$2,854,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$433,345	301	0.28%	$380,701	424	0.45%
Savings deposits	780,607	2,076	1.07	731,991	2,660	1.46
Time deposits	718,747	3,071	1.72	773,494	4,442	2.30
Short-term borrowings	24,291	45	0.75	29,974	89	1.19
Long-term borrowings	8,968	141	6.31	30,301	418	5.53
Junior subordinated debentures	51,803	1,103	8.56	25,000	611	9.80

Total interest-bearing liabilities	2,017,761	6,737	1.34	1,971,461	8,643	1.76

Interest-free funds:
Noninterest-bearing deposits	756,754			605,356
Interest payable and other liabilities	23,705			30,476
Stockholders’ equity	263,009			246,854

Total interest free funds	1,043,468			882,686

Total liabilities and stockholders’ equity	$3,061,229			$2,854,147

Net interest income		$28,651			$27,413

Net interest spread			3.75%			3.78%

Net interest margin			4.12%			4.21%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$1,939,603	$57,593	$5.97%	$1,814,311	$58,409	6.49%
Securities - taxable	533,780	10,295	3.88	511,728	11,719	4.62
Securities - tax exempt	36,735	1,167	6.39	38,691	1,274	6.64
Federal funds sold	240,140	1,202	1.01	213,585	1,267	1.20

Total earning assets	2,750,258	70,257	5.14	2,578,315	72,669	5.68

Nonearning assets:
Cash and due from banks	125,753			121,343
Interest receivable and other assets	174,026			149,392
Allowance for loan losses	(26,159)			(24,521)

Total nonearning assets	273,620			246,214

Total assets	$3,023,878			$2,824,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$435,039	617	0.29%	$377,612	933	0.50%
Savings deposits	753,735	3,963	1.06	696,889	5,395	1.56
Time deposits	738,251	6,439	1.75	790,424	9,529	2.43
Short-term borrowings	26,796	125	0.94	25,954	157	1.22
Long-term borrowings	9,506	298	6.30	31,660	887	5.65
Junior subordinated debentures	43,229	1,904	8.86	25,000	1,223	9.87

Total interest-bearing liabilities	2,006,556	13,346	1.34	1,947,539	18,124	1.87

Interest-free funds:
Noninterest-bearing deposits	725,334			597,403
Interest payable and other liabilities	25,369			30,954
Stockholders’ equity	266,619			248,633

Total interest free funds	1,017,322			876,990

Total liabilities and stockholders’ equity	$3,023,878			$2,824,529

Net interest income		$56,911			$54,545

Net interest spread			3.80%			3.81%

Net interest margin			4.16%			4.27%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2003, the date of its annual report to stockholders.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Holding Company Controller, Bank Controller and General Counsel, have evaluated the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this report. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On May 27, 2004, the Registrant amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the Registrant has the authority to issue from 15,000,000 shares to 20,000,000 shares.

There were no equity securities of the Registrant sold without registration during the quarter covered by this report.

Stock repurchases by the Registrant during the quarter were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (beginning April 1, 2004 and ending April 30, 2004)	—	—	—	249,626

Month #2 (beginning May 1, 2004 and ending May 31, 2004)	10,000	$55.50	10,000	239,626

Month #3 (beginning June 1, 2004 and ending June 30, 2004)	26,500	$56.97	26,500	213,126

Total	36,500	$56.57	36,500	213,126

(1)	The Company’s Stock Repurchase Program was originally announced on November 18, 1999. The total number of shares authorized for repurchase under the Stock Repurchase Program is 760,181 shares. The Stock Repurchase Program will remain effective until the number of shares authorized is repurchased or until the board of directors terminates the program.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on May 27, 2004, the following matters were voted upon, with the votes indicated below:

	Number of Shares
Description of Proposal	Voted for	Withheld		Broker non-votes

Proposal No. 1-Election of Directors

Class III Directors
Marion C. Bauman	6,776,998	144		292,347
William H. Crawford	6,777,043	99		292,347
K. Gordon Greer	6,764,739	12,403		292,347
Dr. Donald B. Halverstadt	6,776,998	144		292,347
William O. Johnstone	6,683,798	93,343		292,347
Melvin Moran	6,660,658	116,484		292,347
David E. Rainbolt	6,726,084	51,058		292,347
Class II Director
G. Rainey Williams, Jr.	6,777,043	99		292,347

	Number of Shares
	Voted for	Voted against	Abstained	Broker non-votes
Proposal No. 2-To amend the Company’s certificate of incorporation	6,690,581	52,448	34,112	292,347
Proposal No. 3-To amend the Company’s stock option plan	6,262,246	227,520	35,102	292,347
Proposal No. 4-Ratification of Ernst & Young as independent auditor	6,771,271	672	5,298	292,347

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.4	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.5*	Amendment to the Second Amended and Restated Certificate of Incorporation.

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificates for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.8	First Amendment to Amended and Restated Trust Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 24, 2004 and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.7).

Exhibit Number	Exhibit
4.10	Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.11	Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.12	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	A report on Form 8-K dated July 23, 2004 was filed by the Company to file its press release dated July 22, 2004 announcing the results of its operations for the second quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date August 9, 2004	/s/ Randy P. Foraker
(Signature)
Randy P. Foraker
Executive Vice President
Chief Risk Officer
Treasurer/Assistant Secretary
(Principal Accounting Officer)