Form 10-Q
period 2004-09-30
BANCFIRST CORP /OK/
filed 2004-11-09
CIK 760498

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐ .

As of October 31, 2004 there were 7,833,496 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in thousands)

	September 30,		December 31, 2003
	2004	2003
ASSETS
Cash and due from banks	$125,788	$140,187	$155,367
Interest-bearing deposits with banks	1,008	26,034	3,761
Federal funds sold	170,500	203,850	105,809
Securities (market value: $559,776, $527,490 and $566,461, respectively)	558,465	525,520	564,735
Loans:
Total loans (net of unearned interest)	2,036,025	1,801,010	1,947,223
Allowance for loan losses	(25,568)	(24,890)	(26,148)

Loans, net	2,010,457	1,776,120	1,921,075
Premises and equipment, net	66,954	60,558	66,423
Other real estate owned	2,813	2,325	3,428
Intangible assets, net	4,202	1,068	4,726
Goodwill	27,561	20,235	27,611
Accrued interest receivable	18,134	17,348	19,006
Other assets	50,856	46,800	49,428

Total assets	$3,036,738	$2,820,045	$2,921,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$806,856	$642,839	$720,366
Interest-bearing	1,857,913	1,842,620	1,865,324

Total deposits	2,664,769	2,485,459	2,585,690
Short-term borrowings	16,183	17,338	16,610
Accrued interest payable	2,988	3,238	3,741
Other liabilities	20,327	23,610	21,546
Long-term borrowings	7,894	12,151	11,063
Junior subordinated debentures	51,804	25,000	25,000
Minority interest	2,245	2,317	2,347

Total liabilities	2,766,210	2,569,113	2,665,997

Commitments and contingent liabilities
Stockholders’ equity:
Common stock, $1.00 par (shares issued and outstanding: 7,830,008, 7,815,364 and 7,822,637, respectively)	7,830	7,815	7,823
Capital surplus	62,485	60,406	60,819
Retained earnings	194,611	171,088	176,893
Accumulated other comprehensive income, net of income tax of $2,576, $5,636 and $5,128, respectively	5,602	11,623	9,837

Total stockholders’ equity	270,528	250,932	255,372

Total liabilities and stockholders’ equity	$3,036,738	$2,820,045	$2,921,369

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$30,247	$28,140	$87,589	$86,228
Securities:
Taxable	5,366	4,981	15,661	16,700
Tax-exempt	354	363	1,112	1,191
Federal funds sold	708	598	1,888	1,825
Interest-bearing deposits with banks	2	22	24	61

Total interest income	36,677	34,104	106,274	106,005

INTEREST EXPENSE
Deposits	5,516	6,226	16,535	22,083
Short-term borrowings	88	63	213	220
Long-term borrowings	130	197	428	1,084
Junior subordinated debentures	1,103	612	3,007	1,835

Total interest expense	6,837	7,098	20,183	25,222

Net interest income	29,840	27,006	86,091	80,783
Provision for loan losses	879	524	1,800	2,369

Net interest income after provision for loan losses	28,961	26,482	84,291	78,414

NONINTEREST INCOME
Trust revenue	1,156	1,053	3,279	3,228
Service charges on deposits	6,875	6,478	20,549	19,087
Securities transactions	2	—	(146)	3,079
Income from sales of loans	636	639	1,316	1,694
Other	3,784	3,294	11,898	10,132

Total noninterest income	12,453	11,464	36,896	37,220

NONINTEREST EXPENSE
Salaries and employee benefits	15,875	14,552	47,437	42,933
Occupancy and fixed assets expense, net	1,646	1,645	4,853	4,423
Depreciation	1,591	1,416	4,480	3,957
Amortization of intangible assets	170	119	524	403
Data processing services	589	583	1,871	1,684
Net expense from other real estate owned	73	168	354	175
Loss on early extinguishment of debt	—	—	—	2,429
Marketing and business promotion	835	702	2,445	2,069
Other	6,455	7,843	19,018	20,908

Total noninterest expense	27,234	27,028	80,982	78,981

Income before taxes	14,180	10,918	40,205	36,653
Income tax expense	(4,867)	(3,527)	(14,064)	(12,592)

Net income	9,313	7,391	26,141	24,061
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	2,331	(4,241)	(4,330)	(2,275)
Reclassification adjustment for (gains) losses included in net income	(1)	—	95	(2,001)

Comprehensive income	$11,643	$3,150	$21,906	$19,785

NET INCOME PER COMMON SHARE
Basic	$1.19	$0.95	$3.34	$3.07

Diluted	$1.17	$0.93	$3.27	$3.02

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$33,935	$23,474

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities:
Held for investment	(2,174)	(1,688)
Available for sale	(151,920)	(146,862)
Maturities of securities:
Held for investment	7,342	14,958
Available for sale	140,232	79,407
Proceeds from sales and calls of securities:
Held for investment	1,001	1,934
Available for sale	3,201	87,060
Net increase in federal funds sold	(64,691)	(69,850)
Purchases of loans	(3,177)	(16,063)
Proceeds from sales of loans	102,013	155,728
Net other increase in loans	(192,593)	(129,413)
Purchases of premises and equipment	(5,948)	(5,401)
Proceeds from the sale of other real estate owned and repossessed assets	3,522	3,608
Other, net	1,388	648

Net cash used by investing activities	(161,804)	(25,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	133,482	160,108
Net decrease in certificates of deposits	(54,403)	(103,297)
Net decrease in short-term borrowings	(427)	(7,105)
Net decrease in long-term borrowings	(3,169)	(21,936)
Issuance of junior subordinated debentures	26,804	—
Issuance of common stock	1,705	1,211
Acquisition of common stock	(2,349)	(16,185)
Cash dividends paid	(6,106)	(5,220)

Net cash provided by financing activities	95,537	7,576

Net (decrease) increase in cash and due from banks	(32,332)	5,116
Cash and due from banks at the beginning of the period	159,128	161,105

Cash and due from banks at the end of the period	$126,796	$166,221

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$20,936	$27,595

Cash paid during the period for income taxes	$12,694	$11,575

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

(1) GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibank Insurance Agency, Inc., BancFirst Agency, Inc., Lenders Collection Corporation, Express Financial Corporation, and PremierSource LLC. Three other operating subsidiaries of BancFirst, Mojave Asset Management Company, Desert Asset Management Company, and Delamar Asset Management Limited Partnership, were liquidated and dissolved in August 2004. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
APB 25 charge	$—	$—	$—	$—	$—	$—	$—	$—
FAS 123 charge	—	160	—	164	—	468	—	505
Net income	9,313	9,153	7,391	7,227	26,141	25,673	24,061	23,556
Net income per share:
Basic	$1.19	$1.17	$0.95	$0.93	$3.34	$3.28	$3.07	$3.00
Diluted	1.17	1.15	0.93	0.91	3.27	3.21	3.02	2.95

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

In October 2004, the Company completed the acquisition of Wilcox & Jones, Inc., an independent insurance agency headquartered in Tulsa, Oklahoma for $4.8 million. As a result of the acquisition, Wilcox & Jones was merged into the Company and became a wholly-owned subsidiary of BancFirst Corporation. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition will be included in the Company’s consolidated financial statements from the date of the acquisition forward.

Also, in October 2004, the Company sold a minority interest it owned in a community bank and recognized a one-time gain of approximately $2.4 million.

(5) SECURITIES

The table below summarizes securities held for investment and securities available for sale.

	September 30,		December 31, 2003
	2004	2003
Held for investment at cost (market value; $33,616, $41,842 and $40,191, respectively)	$32,305	$39,872	$38,465
Available for sale, at market value	526,160	485,648	526,270

Total	$558,465	$525,520	$564,735

In June 2003, the Company sold $71,176 of available for sale securities and recognized a gain of $2,487. The sale was a part of a plan to adjust the Company’s interest rate sensitivity. The proceeds from this sale were reinvested in securities with shorter maturity dates. The table below summarizes the maturity of securities.

	September 30,		December 31, 2003
	2004	2003
Contractual maturity:
Within one year	$82,311	$165,215	$151,919
After one year but within five years	430,238	330,618	363,300
After five years	30,053	18,243	35,163

Total debt securities	542,602	514,076	550,382
Equity securities	15,863	11,444	14,353

Total	$558,465	$525,520	$564,735

At September 30, 2004, the Company held 205 securities available for sale that had unrealized gains. These securities had a market value totaling $417,048 and unrealized gains totaling $8,847. The Company also held 33 securities available for sale that had unrealized losses. These securities had a market value totaling $92,671 and unrealized losses totaling $830. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these securities until the unrealized losses are recovered.

(6) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	September 30,				December 31 2003
	2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$362,119	17.79%	$346,463	19.24%	$409,910	21.05%
Agriculture	72,803	3.58	70,597	3.92	85,094	4.37
State and political subdivisions:
Taxable	3,117	0.15	279	0.02	221	0.01
Tax-exempt	16,475	0.81	18,109	1.01	20,560	1.06
Real Estate:
Construction	150,887	7.41	144,057	8.00	153,755	7.90
Farmland	81,261	3.99	73,840	4.10	83,843	4.31
One to four family residences	501,331	24.62	418,472	23.23	441,010	22.65
Multifamily residential properties	11,354	0.56	10,880	0.60	10,316	0.53
Commercial	523,136	25.69	430,985	23.92	455,961	23.41
Consumer	284,293	13.96	255,876	14.21	265,437	13.63
Other	29,249	1.44	31,452	1.75	21,116	1.08

Total loans	$2,036,025	100.00%	$1,801,010	100.00%	$1,947,223	100.00%

Loans held for sale (included above)	$7,523		$7,321		$4,115

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

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$25,921	$25,004	$26,148	$24,367

Charge-offs	(1,472)	(1,167)	(3,242)	(2,937)
Recoveries	240	529	862	1,091

Net charge-offs	(1,232)	(638)	(2,380)	(1,846)

Provisions charged to operations	879	524	1,800	2,369

Balance at end of period	$25,568	$24,890	$25,568	$24,890

The net charge-offs by category are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Commercial, financial and other	$476	$454	$1,031	$818
Real estate – construction	(11)	57	(7)	72
Real estate – mortgage	459	(141)	597	226
Consumer	308	268	759	730

Total	$1,232	$638	$2,380	$1,846

(7) NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets:

	September 30,		December 31, 2003
	2004	2003
Past due over 90 days and still accruing	$1,699	$1,880	$2,674
Nonaccrual	8,399	13,757	13,381
Restructured	378	480	415

Total nonperforming and restructured loans	10,476	16,117	16,470
Other real estate owned and repossessed assets	3,167	2,696	3,939

Total nonperforming and restructured assets	$13,643	$18,813	$20,409

Nonperforming and restructured loans to total loans	0.51%	0.89%	0.85%

Nonperforming and restructured assets to total assets	0.45%	0.67%	0.70%

(8) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	September 30,				December 31, 2003
	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$6,297	$2,095	$4,145	$3,078	$7,981	$3,255
Trademarks	20	20	20	19	20	20

Total	$6,317	$2,115	$4,165	$3,097	$8,001	$3,275

Amortization of intangible assets and estimated amortization of intangible assets are as follows:

Amortization:
Three months ended September 30, 2004	$170
Three months ended September 30, 2003	119
Nine months ended September 30, 2004	524
Nine months ended September 30, 2003	403
Year ended December 31, 2003	580
Estimated Amortization:
Year ended December 31,
2004	$694
2005	676
2006	638
2007	485
2008	384

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended September 30, 2004
Balance at beginning of period	$13,204	$14,212	$—	$1,713	$(1,183)	$27,946
Adjustments	(385)	—	—	—	—	(385)

Balance at end of period	$12,819	$14,212	$—	$1,713	$(1,183)	$27,561

Three Months Ended September 30, 2003
Balance at beginning and end of period	$7,144	$12,561	$—	$1,713	$(1,183)	$20,235

Nine Months Ended September 30, 2004
Balance at beginning of period	$12,993	$14,088	$—	$1,713	$(1,183)	$27,611
Acquisitions	211	124	—	—	—	335
Adjustments	(385)	—	—	—	—	(385)

Balance at end of period	$12,819	$14,212	$—	$1,713	$(1,183)	$27,561

Nine Months Ended September 30, 2003
Balance at beginning and end of period	$7,144	$12,561	$—	$1,713	$(1,183)	$20,235

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

	Minimum Required	September 30,		December 31, 2003
		2004	2003
Tier 1 capital		$286,393	$245,311	$240,532
Total capital		$312,099	$270,287	$266,765
Risk-adjusted assets		$2,252,720	$2,010,923	$2,136,970
Leverage ratio	3.00%	9.53%	8.77%	8.33%
Tier 1 capital ratio	4.00%	12.71%	12.20%	11.26%
Total capital ratio	8.00%	13.85%	13.44%	12.48%

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of September 30, 2004 and 2003, and December 31, 2003, the Company was considered to be “well capitalized”. There are no conditions or events since the most recent notification of the Company’s capital category that management believes would change its category.

(11) STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 277,916 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 182,265 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At September 30, 2004 there were 208,126 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Number of shares repurchased	5,000	—	41,500	39,200
Average price of shares repurchased	$58.90	$—	$56.85	$45.54

(12) COMPREHENSIVE INCOME

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Unrealized gain (loss) during the period:
Before-tax amount	$3,544	$(6,435)	$(6,900)	$(3,401)
Tax (expense) benefit	(1,213)	2,194	2,570	1,126

Net-of-tax amount	$2,331	$(4,241)	$(4,330)	$(2,275)

The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Unrealized gain (loss) on securities:
Beginning balance	$3,272	$15,864	$9,837	$15,899
Current period change	2,331	(4,241)	(4,330)	(2,275)
Reclassification adjustment for (gains) losses included in net income	(1)	—	95	(2,001)

Ending balance	$5,602	$11,623	$5,602	$11,623

(13) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2004
Basic
Income available to common stockholders	$9,313	7,827,370	$1.19

Effect of stock options	—	160,367

Diluted
Income available to common stockholders plus assumed exercises of stock options	$9,313	7,987,737	$1.17

Three Months Ended September 30, 2003
Basic
Income available to common stockholders	$7,391	7,809,366	$0.95

Effect of stock options	—	147,058

Diluted
Income available to common stockholders plus assumed exercises of stock options	$7,391	7,956,424	$0.93

Nine Months Ended September 30, 2004
Basic
Income available to common stockholders	$26,141	7,828,974	$3.34

Effect of stock options	—	157,167

Diluted
Income available to common stockholders plus assumed exercises of stock options	$26,141	7,986,141	$3.27

Nine Months Ended September 30, 2003
Basic
Income available to common stockholders	$24,061	7,840,691	$3.07

Effect of stock options	—	133,153

Diluted
Income available to common stockholders plus assumed exercises of stock options	$24,061	7,973,844	$3.02

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended September 30, 2004	—	$—
Three Months Ended September 30, 2003	—	$—
Nine Months Ended September 30, 2004	—	$—
Nine Months Ended September 30, 2003	29,328	$50.16

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

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended: September 30, 2004
Net interest income (expense)	$10,138	$19,364	$1,498	$(1,160)	$—	$29,840
Noninterest income	2,567	5,891	3,381	10,840	(10,226)	12,453
Income before taxes	5,048	11,708	1,577	6,127	(10,280)	14,180
September 30, 2003
Net interest income (expense)	$7,393	$18,213	$1,810	$(410)	$—	$27,006
Noninterest income	2,179	5,658	3,236	13,672	(13,281)	11,464
Income before taxes	3,443	11,098	1,423	8,277	(13,323)	10,918

Nine Months Ended: September 30, 2004
Net interest income (expense)	$28,260	$56,358	$4,516	$(3,043)	$—	$86,091
Noninterest income	7,791	17,367	9,354	33,711	(31,327)	36,896
Income before taxes	14,328	33,774	3,469	20,059	(31,425)	40,205
September 30, 2003
Net interest income (expense)	$22,680	$57,380	$5,227	$(4,505)	$—	$80,783
Noninterest income	6,350	16,978	9,675	46,537	(42,320)	37,220
Income before taxes	11,775	35,429	4,596	27,267	(42,414)	36,653

Total Assets:
September 30, 2004	$1,173,303	$1,879,433	$190,036	$142,302	$(348,336)	$3,036,738
September 30, 2003	$985,332	$1,786,915	$183,045	$547,395	$(682,642)	$2,820,045

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the third quarter of 2004 was $9.31 million, compared to $7.39 million for the third quarter of 2003. Diluted net income per share was $1.17, compared to $0.93 for the third quarter of 2003. For the first nine months of 2004, net income was $26.1 million, compared to $24.1 million for the first nine months of 2003. Diluted net income per share for the first nine months was $3.27, compared to $3.02 for the first nine months of 2003.

Total assets at September 30, 2004 increased to $3.04 billion, up $115 million from December 31, 2003 and up $217 million from September 30, 2003. Stockholders’ equity was $271 million at September 30, 2004, up $15.2 million from December 31, 2003 and up $19.6 million compared to September 30, 2003.

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

RESULTS OF OPERATIONS

Third Quarter

Net interest income for the third quarter of 2004 was $29.8 million, up $2.83 million from the third quarter of 2003. The net interest margin increased to 4.34% from 4.22% for the third quarter of 2003. An increase in earning assets between the third quarter of 2004 and the third quarter of 2003, primarily in loans, produced a positive volume variance.

The Company provided $879,000 for loan losses in the third quarter of 2004, compared to $524,000 for the same period of 2003. The increase in the provision for loan losses resulted from overall loan growth during the quarter. The Company’s nonperforming loans decreased $5.64 million from a year ago to $10.5 million at September 30, 2004. The percentage coverage of allowance for loan losses to total nonperforming loans increased from 154.43% at September 30, 2003 to 244.06% at September 30, 2004. Net loan charge-offs were $1.23 million for the third quarter of 2004, compared to $638,000 for the third quarter of 2003. The net charge-offs represent an annualized rate of 0.25% of average total loans for the third quarter of 2004 versus 0.14% for the third quarter of 2003.

Noninterest income, excluding securities transactions, increased $987,000 compared to the third quarter of 2003 due to an increase in trust revenue, service charges on deposits, cash management and electronic banking services, and sales of insurance products. Noninterest expense increased $206,000 compared to the third quarter of 2003. During the third quarter of 2003, the Company incurred a $1.58 million provision to establish an allowance for uncollectibility of certain receivables carried in cash and due from banks. Excluding this provision, the increase in noninterest expense compared to the third quarter of 2003 was $1.79 million. The majority of this increase was due to the acquisitions of Lincoln and the Gold Bank branches in the fourth quarter of 2003, and also annual salaries increases that were effective in January 2004. Income tax expense increased $1.34 million compared to the third quarter of 2003. The effective tax rate on income before taxes was 34.3%, compared to 32.3% for the third quarter of 2003.

Year-To-Date

Net interest income for the first nine months of 2004 was $86.1 million, up $5.31 million from the first nine months of 2003. The net interest margin decreased to 4.22% for the first nine months of 2004 compared to 4.25% for the same period of 2003. An increase in earning assets between the first nine months of 2004 and the first nine months of 2003, primarily in loans, produced a positive volume variance that offset a negative rate variance. In addition, interest expense decreased $5.04 million from the first nine months of 2003 due to the repricing of interest bearing liabilities in the lower interest rate environment.

The Company provided $1.80 million for loan losses in the first nine months of 2004, compared to $2.37 million for the same period of 2003. The decrease in the provision for loan losses resulted from a decrease in nonperforming loans. The Company’s nonperforming loans decreased $5.64 million from a year ago to $10.5 million at September 30, 2004. The percentage coverage of allowance for loan losses to total nonperforming loans increased from 154.43% at September 30, 2003 to 244.06% at September 30, 2004. Net loan charge-offs were $2.38 million for the first nine months of 2004, compared to $1.85 million for the first nine months of 2003. The net charge-offs represent an annualized rate of 0.16% of average total loans for the first nine months of 2004 versus 0.14% for the first nine months of 2003.

Noninterest income, excluding securities transactions, for the first nine months of 2004 increased $2.90 million compared to the same period in 2003 due to an increase in service charges on deposits, cash management and electronic banking services, sales of insurance products and a gain of $421,000 on the sale of a minority interest in a community bank, offset by lower income from sales of loans. There was a loss of $146,000 on securities transactions in the first nine months of 2004, while gains of $3.08 million were recognized in the first nine months of 2003. Noninterest expense increased $2 million compared to the first nine months of 2003. The Company incurred a $1.58 million provision for uncollectible receivables in the third quarter of 2003, a $2.43 million loss on early extinguishment of debt in the second quarter of 2003, and an operational loss of $1.18 million recognized in the first quarter of 2003. Excluding these losses, the increase in noninterest expense compared to the first nine months of 2003 was $7.19 million. The majority of this increase was due to the acquisitions of Lincoln and the Gold Bank branches in the fourth quarter of 2003, and also annual salaries increases that were effective in January 2004. Income tax expense increased $1.47 million compared to the first nine months of 2003. The effective tax rate on income before taxes was 35.0%, compared to 34.4% for the first nine months of 2003.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold increased $32.4 million from December 31, 2003, and decreased $72.8 million from September 30, 2003. The increase from December 31, 2003 was mainly from an increase in deposits, while the decrease from September 30, 2003 resulted from growth in loans and securities.

Total securities decreased $6.27 million compared to December 31, 2003 and increased $32.9 million compared to September 30, 2003. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $8.18 million at the end of the third quarter of 2004, compared to an unrealized gain of $15.0 million at December 31, 2003 and a gain of $17.3 million at September 30, 2003. The average taxable equivalent yield on the securities portfolio for the third quarter of 2004 decreased to 4.16% from 4.26% for the same quarter of 2003.

Total loans increased $88.8 million from December 31, 2003, and increased $235 million from September 30, 2003. The increase compared to the third quarter of 2003 was due to the acquisitions of Lincoln and the Gold Bank branches in the fourth quarter of 2003 and internal growth. The allowance for loan losses decreased $580,000 from year-end 2003 and increased $678,000 from the third quarter of 2003. The allowance as a percentage of total loans was 1.26%, 1.34% and 1.38% at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. The allowance to nonperforming and restructured loans at the same dates was 244.06%, 158.76% and 154.43%, respectively.

Nonperforming and restructured loans totaled $10.5 million at September 30, 2004, compared to $16.5 million at December 31, 2003 and $16.1 million at September 30, 2003. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.51%, 0.85% and 0.89%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased $79.1 million compared to December 31, 2003, and increased $179 million compared to September 30, 2003, due to the acquisitions of Lincoln and the Gold Bank branches in the fourth quarter of 2003 and internal growth. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 8.17% of total deposits at September 30, 2004, compared to 8.96% at December 31, 2003 and 8.67% at September 30, 2003.

Short-term borrowings decreased $427,000 from December 31, 2003, and decreased $1.16 million from September 30, 2003. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $3.17 million from year-end 2003 and $4.26 million from the third quarter of 2003 due to scheduled principal payments. The Company uses these borrowings primarily to match-fund, long-term fixed rate loans.

Junior subordinated debentures increased $26.8 million in the first nine months of 2004 due to the issuance of the 7.20% Junior Subordinated Debentures to BFC Capital Trust II.

Stockholders’ equity increased $15.2 million from year-end 2003 and $19.6 million from the third quarter of 2003, due to accumulated earnings offset by a decrease in unrealized gains in securities. Average stockholders’ equity to average assets for the third quarter of 2004 was 8.81%, compared to 8.82% for the third quarter of 2003. The Company’s leverage ratio and total risk-based capital ratio were 9.53% and 13.85%, respectively, at September 30, 2004, well in excess of the regulatory minimums.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note (3) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

SEGMENT INFORMATION

See note (14) of the Notes to Consolidated Financial Statements for disclosures regarding business segments.

FORWARD LOOKING STATEMENTS

The Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 with respect to earnings, credit quality, corporate objectives, interest rates and other financial and business matters. Forward-looking statements include estimates and give management’s current expectations or forecasts of future events. The Company cautions readers that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions, the performance of financial markets and interest rates; legislative and regulatory actions and reforms; competition; as well as other factors, all of which change over time. Actual results may differ materially from forward-looking statements.

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Per Common Share Data
Net income – basic	$1.19	$0.95	$3.34	$3.07
Net income – diluted	1.17	0.93	3.27	3.02
Cash dividends	0.28	0.25	0.78	0.69
Performance Data
Return on average assets	1.22%	1.04%	1.15%	1.14%
Return on average stockholders’ equity	13.92	11.73	13.10	12.92
Cash dividend payout ratio	23.53	26.32	23.35	22.48
Net interest spread	3.94	3.84	3.85	3.82
Net interest margin	4.34	4.22	4.22	4.25
Efficiency ratio	64.39	70.26	65.85	66.93

	September 30,		December 31, 2003
	2004	2003
Balance Sheet Data
Book value per share	$34.55	$32.11	$32.64
Tangible book value per share	30.49	29.38	28.51
Average loans to deposits (year-to-date)	73.86%	73.32%	73.33%
Average earning assets to total assets (year-to-date)	91.04	91.26	91.24
Average stockholders’ equity to average assets (year-to-date)	8.81	8.82	8.81
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.51%	0.89%	0.85%
Nonperforming and restructured assets to total assets	0.45	0.67	0.70
Allowance for loan losses to total loans	1.26	1.38	1.34
Allowance for loan losses to nonperforming and restructured loans	244.06	154.43	158.76

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$1,999,693	$30,384	6.04%	$1,793,929	$28,292	6.26%
Securities - taxable	529,666	5,366	4.03	481,675	4,981	4.10
Securities - tax exempt	35,051	545	6.18	34,611	558	6.40
Federal funds sold	201,022	710	1.40	260,608	620	0.94

Total earning assets	2,765,432	37,005	5.32	2,570,823	34,451	5.32

Nonearning assets:
Cash and due from banks	122,805			119,259
Interest receivable and other assets	169,405			153,386
Allowance for loan losses	(25,851)			(24,903)

Total nonearning assets	266,359			247,742

Total assets	$3,031,791			$2,818,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$425,729	306	0.29%	$375,838	331	0.35%
Savings deposits	750,742	2,070	1.10	722,369	1,979	1.09
Time deposits	699,633	3,140	1.79	743,840	3,916	2.09
Short-term borrowings	28,549	88	1.23	27,423	63	0.91
Long-term borrowings	8,203	130	6.29	12,607	197	6.20
Junior subordinated debentures	51,804	1,103	8.47	25,000	612	9.71

Total interest-bearing liabilities	1,964,660	6,837	1.38	1,907,077	7,098	1.48

Interest-free funds:
Noninterest-bearing deposits	779,736			628,824
Interest payable and other liabilities	21,170			32,768
Stockholders’ equity	266,225			249,896

Total interest free funds	1,067,131			911,488

Total liabilities and stockholders’ equity	$3,031,791			$2,818,565

Net interest income		$30,168			$27,353

Net interest spread			3.94%			3.84%

Net interest margin			4.34%			4.22%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$1,959,779	$87,977	6.00%	$1,807,442	$86,701	6.41%
Securities - taxable	532,399	15,661	3.93	501,600	16,700	4.45
Securities - tax exempt	36,170	1,712	6.32	37,316	1,832	6.56
Federal funds sold	227,006	1,912	1.12	229,432	1,886	1.10

Total earning assets	2,755,354	107,262	5.20	2,575,790	107,119	5.56

Nonearning assets:
Cash and due from banks	124,763			120,640
Interest receivable and other assets	172,370			150,739
Allowance for loan losses	(26,055)			(24,650)

Total nonearning assets	271,078			246,729

Total assets	$3,026,432			$2,822,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$431,913	923	0.29%	$377,014	1,264	0.45%
Savings deposits	752,730	6,033	1.07	705,475	7,374	1.40
Time deposits	725,284	9,579	1.76	774,726	13,445	2.32
Short-term borrowings	27,385	213	1.04	26,449	220	1.11
Long-term borrowings	9,069	428	6.30	25,239	1,084	5.74
Junior subordinated debentures	46,005	3,007	8.73	25,000	1,835	9.81

Total interest-bearing liabilities	1,992,386	20,183	1.35	1,933,903	25,222	1.74

Interest-free funds:
Noninterest-bearing deposits	743,600			607,992
Interest payable and other liabilities	23,959			31,565
Stockholders’ equity	266,487			249,059

Total interest free funds	1,034,046			888,616

Total liabilities and stockholders’ equity	$3,026,432			$2,822,519

Net interest income		$87,079			$81,897

Net interest spread			3.85%			3.82%

Net interest margin			4.22%			4.25%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2003, the date of its annual report to stockholders.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Holding Company Controller, Bank Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On May 27, 2004, the Registrant amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the Registrant has the authority to issue from 15,000,000 shares to 20,000,000 shares.

There were no equity securities of the Registrant sold without registration during the quarter covered by this report.

Stock repurchases by the Registrant during the quarter were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (beginning July 1, 2004 and ending July 31, 2004)	5,000	$58.90	5,000	208,126
Month #2 (beginning August 1, 2004 and ending August 31, 2004)	—	—	—	208,126
Month #3 (beginning September 1, 2004 and ending September 30, 2004)	—	—	—	208,126

Total	5,000	$58.90	5,000	208,126

(1)	The Company’s Stock Repurchase Program was originally announced on November 18, 1999. The total number of shares authorized for repurchase under the Stock Repurchase Program is 760,181 shares. The Stock Repurchase Program will remain effective until the number of shares authorized is repurchased or until the board of directors terminates the program.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.4	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificates for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.8	First Amendment to Amended and Restated Trust Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 24, 2004 and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.7).

Exhibit Number	Exhibit
4.10	Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.11	Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.12	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

10.1	Sixth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statements filed October 8, 2004 and incorporated herein by reference).

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	A report on Form 8-K dated October 21, 2004 was filed by the Company to file its press release dated October 21, 2004 announcing the results of its operations for the third quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date November 9, 2004	/s/ Randy P. Foraker
(Signature)
Randy P. Foraker
Executive Vice President
Chief Risk Officer
Treasurer/Assistant Secretary
(Principal Accounting Officer)