Form 10-K
period 2004-12-31
BANCFIRST CORP /OK/
filed 2005-03-16
CIK 760498

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2004 was approximately $210,497,000.

As of February 28, 2005, there were 7,840,421 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the May 26, 2005 Annual Meeting of Stockholders of registrant (the “2005 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

FORM 10-K

CROSS-REFERENCE INDEX

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is an Oklahoma business corporation and a financial holding company under Federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust I and BFC Capital Trust II, both Delaware Business Trusts, 75% of Century Life Assurance Company, an Oklahoma chartered insurance company, 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities, and 100% of Wilcox & Jones, Inc., an Oklahoma business corporation operating as an independent insurance agency that the Company acquired in 2004.

The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. The Company has continued to expand through acquisitions and de-novo branches. BancFirst currently has 84 banking locations serving 43 communities throughout Oklahoma.

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

The Bank provides a wide range of retail and commercial banking services, including: commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; retail brokerage services; and other services tailored for both individual and corporate customers. The Bank also offers trust services and acts as executor, administrator, trustee, transfer agent and in various other fiduciary capacities. Through its Operations Center, the Bank provides item processing, research and other correspondent banking services to financial institutions and governmental units.

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

Trust services offered through the Bank’s Trust and Investment Management Division (the “Trust Division”) consist primarily of investment management and administration of trusts for individuals, corporations and employee benefit plans. Investment options include collective equity and fixed income funds managed by the Trust Division and advised by nationally recognized investment management firms.

BancFirst has the following principal subsidiaries: Council Oak Investment Corporation, a small business investment corporation; Citibanc Insurance Agency, Inc., a credit life insurance agency, which in turn owns BancFirst Agency, Inc., an insurance agency; Lenders Collection Corporation, which is engaged in collection of troubled loans assigned to it by BancFirst. All of these companies are Oklahoma corporations. BancFirst also owns 50% of PremierSource LLC, an Oklahoma limited liability company providing employee benefit plan and insurance products and services.

The Company had approximately 1,375 full-time equivalent employees as of December 31, 2004 and 1,360 employees at December 31, 2003. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

Control of the Company

Affiliates of the Company beneficially own approximately 54% of the shares of the Common Stock outstanding. Under Oklahoma law, holders of a majority of the outstanding shares of Common Stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the affiliates have the ability to control the business and affairs of the Company.

Supervision and Regulation

Banking is a complex, highly regulated industry. The Company’s growth and earnings performance and those of the Bank can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Oklahoma State Banking Department. The effect of these statutes, regulations, and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the bank regulatory framework are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and financial holding companies, and the banking industry. This regulatory framework is intended primarily for the protection of a financial institution’s depositors, rather than the institution’s shareholders and creditors. The following discussion describes certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their subsidiaries and provides certain specific information relevant to the Company, which is both a bank holding company and a financial holding company. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

General

As a financial holding company and a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”), as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act, as well as other federal and state laws governing the banking business. The Gramm-Leach-Bliley Act preserves the role of the Federal Reserve Board as the umbrella supervisor for both financial holding companies and bank holding companies while at the same time incorporating a system of functional regulation designed to take advantage of the strengths of the various federal and state regulators. In particular, the Gramm-Leach-Bliley Act replaces the broad exemption from Securities and Exchange Commission (“SEC”) regulation that banks previously enjoyed with more limited exemptions, and it reaffirms that states are the regulators for the insurance activities of all persons, including federally-chartered banks (BancFirst is a state-chartered bank).

BancFirst, the Company’s banking subsidiary, is also subject to regulation and supervision by various regulatory authorities, including the Oklahoma State Banking Department and the FDIC. The Company and its subsidiaries and affiliates are also subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Company and its ability to make distributions to stockholders.

Financial Holding Company Regulation

In general, the Bank Holding Company Act limits the business of bank holding companies that are financial holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and as a result of the Gramm-Leach-Bliley Act amendments to the Bank Holding Company Act, engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury, or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments in commercial and financial companies. They also include activities that the Federal Reserve Board had determined, by order or regulation in effect prior to the enactment of the Bank Holding Company Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

In order for a bank holding company to engage in the broader range of activities that are permitted by the Bank Holding Company Act for bank holding companies that are also financial holding companies, (1) all of its depository institutions must be well-capitalized and well-managed and (2) it must file a declaration with the Federal Reserve Board that it elects to be a “financial holding company”. In addition, to commence any new activity permitted by the Bank Holding Company Act and to acquire any company engaged in any new activities permitted by the Bank Holding Company Act, each insured depository institution of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. The Company’s election to become a financial holding company became effective in March 2000.

Bank Holding Company Act and other Applicable Laws

Bank Holding Company Regulation

In addition to being a financial holding company, the Company remains a bank holding company and, as such, is regulated under the Bank Holding Company Act and is subject to the supervision of the Federal Reserve Board. Under the Bank Holding Company Act, bank holding companies that are not financial holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank or another bank holding company, without the Federal Reserve Board’s prior approval. Also, bank holding companies generally may engage only in banking and other activities that are determined by the Federal Reserve Board to be closely related to banking. The Federal Reserve Board has by regulation determined that such activities include operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; servicing loans and other extensions of credit; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; owning and operating savings and loan associations; and leasing personal property on a full pay-out, nonoperating basis. In the event a bank holding company elects to become a financial holding company, it would no longer be subject to the general requirements of the Bank Holding Company Act that it obtain the Federal Reserve Board’s approval prior to acquiring more than 5% of the voting shares, or substantially all of the assets, of a company that is not a bank or bank holding company. A bank holding company that does not qualify as a financial holding company is generally limited in the types of activities in which it may engage to those that the Federal Reserve Board had recognized as permissible for bank holding companies prior to the date of enactment of the Gramm-Leach-Bliley Act.

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

Support for Bank Subsidiaries

The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. Pursuant to such regulations, the Federal Reserve Board may require the Company to stand ready to use its resources to provide adequate capital funds to its banking subsidiaries during periods of financial stress or adversity. Under the Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in the statute) with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency, up to specified limits. See “—FDICIA and Related Regulations,” below. Under the Bank Holding Company Act, the Federal Reserve Board has the authority to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of December 31, 2004, the Bank had a Tier 1 ratio of 10.28%, a combined Tier 1 and Tier 2 ratio of 11.43%, and a leverage ratio of 7.90% and, accordingly, was considered to be “well capitalized” as of such date.

In addition, the Federal Reserve Board has established minimum risk based capital guidelines and leverage ratio guidelines for bank holding companies that are substantially similar to those adopted by bank regulatory agencies with respect to depository institutions. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. As of December 31, 2004, the Company had a Tier 1 ratio of 12.75%, a combined Tier 1 and Tier 2 ratio of 13.88%, and a leverage ratio of 9.75% and, accordingly, was in compliance with all of the Federal Reserve Board’s capital guidelines.

In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies (BHCs). Under the final rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits.

The Federal Reserve Board’s final rule limits restricted core capital elements to 25 percent of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits.

The Company has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that it would remain well capitalized under the new rules. The regulatory capital treatment of the trust preferred securities in the Company’s total capital ratio is expected to be unchanged.

FDICIA and Related Regulations

Prompt Corrective Action

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

Significantly or critically undercapitalized institutions and undercapitalized institutions that do not submit and comply with capital restoration plans acceptable to the applicable federal banking regulator are subject to one or more of the following sanctions: (i) forced sale of shares to raise capital, or, where grounds exist for the appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) replacement of directors or senior executive directors; (vi) prohibitions on the receipt of correspondent deposits; (vii) restrictions on capital distributions by the holding companies of such institutions; (viii) required divestiture of subsidiaries by the institution; or (ix) other restrictions, as determined by the regulator. In addition, the compensation of executive officers will be frozen at the level in effect when the institution failed to meet the capital standards and may be increased only with the applicable federal banking regulator’s prior written approval. The applicable federal banking regulator is required to impose a forced sale of shares or merger, restrictions on affiliate transactions and restrictions on rates paid on deposits unless it determines that such actions would not further an institution’s capital improvement. In addition to the foregoing, a critically undercapitalized institution would be prohibited from making any payment of principal or interest on subordinated debt without the concurrence of its regulator and the FDIC, beginning 60 days after the institution becomes critically undercapitalized. A critically undercapitalized institution may not, without FDIC approval: (i) enter into material transactions outside of the ordinary course of business; (ii) extend credit on highly leveraged transactions; (iii) amend its charter or bylaws; (iv) make any material change in its accounting methods; (v) engage in any covered transactions with affiliates; (vi) pay excessive compensation or bonus (as defined); or (vii) pay rates on liabilities significantly in excess of market rates. As of December 31, 2004 and the date of this Report, the Bank is considered “well capitalized.”

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

Consumer Protection Provisions

FDICIA also includes provisions requiring advance notice to regulators and customers for any proposed branch closing and authorizing (subject to future appropriation of the necessary funds) reduced insurance assessments for institutions offering “lifeline” banking accounts or engaged in lending in distressed communities. FDICIA also includes provisions requiring depository institutions to make additional and uniform disclosures to depositors with respect to the rates of interest, fees and other terms applicable to consumer deposit accounts.

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

Under the Deposit Insurance Funds Act of 1996 (the “Funds Act”), beginning in 1997 banks insured under the BIF were required to pay a part of the interest on bonds issued by the Financing Corporation (“FICO”) in the late 1980s to recapitalize the defunct Federal Savings and Loan Insurance Corporation. Before the Funds Act, FICO payments were made only by depository institutions that were members of the Savings Association Insurance Fund (the “SAIF”). Under the Funds Act, until January 1, 2000, BIF members were assessed for FICO payments at only one-fifth the rate of assessment on SAIF members. The Funds Act required that, as of January 1, 2000, all BIF- and SAIF- insured institutions pay FICO assessments at the same rate. For the first quarter of 2005, FICO rates have been set at 0.0144% for both BIF and SAIF members. The FICO assessment rates for both BIF and SAIF members for 2004 were:

Fourth Quarter	0.0146%
Third Quarter	0.0148%
Second Quarter	0.0154%
First Quarter	0.0154%

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

National banks are authorized by the Gramm-Leach-Bliley Act to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company (as described above) and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank’s capital outstanding investments in financial subsidiaries). The Gramm-Leach-Bliley Act provides that state nonmember banks, such as the Bank, may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

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

In addition to the provisions of the Gramm-Leach-Bliley Act that authorize a state nonmember banks to invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) on the same conditions that apply to national banks, FDICIA provides that FDIC-insured state banks such as the Bank may engage directly or through a subsidiary in certain activities that are not permissible for a national bank, if the activity is authorized by applicable state law, the FDIC determines that the activity does not pose a significant risk to the BIF, and the bank is in compliance with its applicable capital standards.

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

Other Legislation

Community Reinvestment Act

Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the needs of its entire community, including low- and moderate-income neighborhoods served by the Bank. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community. On a periodic basis, the FDIC is charged with preparing a written evaluation of the Bank’s record of meeting the credit needs of the entire community and assigning a rating. The bank regulatory agencies will take that record into account in their evaluation of any application made by the Bank or the Company for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution. An “unsatisfactory” Community Reinvestment Act rating may be used as the basis to deny an application. In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks has a Community Reinvestment Act rating of at least “satisfactory”. The Bank was last examined for compliance with the Community Reinvestment Act in 2004, and received a rating of “satisfactory.”

Privacy Provisions of Gramm-Leach-Bliley Act

Under the Gramm-Leach-Bliley Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors

Other Consumer Protection Laws and Regulations

In addition to the other laws and regulations discussed herein, the Bank is subject to certain consumer and public interest laws and regulations that are designed to protect customers in transactions with banks. While this list is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and the Right to Financial Privacy Act. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans and providing other services. Failure to comply with these laws and regulations can subject the bank to various penalties, including enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers and the loss of certain contractual rights.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “SOA”) provides for corporate governance, disclosure and accounting reforms intended to address corporate and accounting fraud. The SOA established an accounting oversight board that enforces auditing, quality control and independence standards, and is funded by fees from all publicly traded companies. The SOA also places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any services being provided to a public company audit client will require preapproval by the company’s audit committee. In addition, the SOA makes certain changes to the requirements for audit partner rotation after a period of time. The SOA also requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

Under the act, longer prison terms apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restating a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct.

Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in beneficial ownership in a company’s securities within two business days of the change.

The SOA also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the public company. In addition, companies must disclose whether at least one member of the committee is an “audit committee financial expert” (as defined by SEC regulations) and if not, why not. Under the SOA, a company’s registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The SOA prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. The SOA also requires the SEC to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to stockholders. The SOA requires the company’s registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls.

Although the Company has incurred additional expense in complying with the provisions of the SOA, such compliance has not had a material impact on the Company’s results of operations or financial condition.

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

Enforcement Authority

The federal banking laws also contain civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including management, employees, and agents of a financial institution, as well as independent contractors such as attorneys, accountants, and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty, or engage in unsafe or unsound practices. These practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. These laws authorize the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification, or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, or take other action as determined by the ordering agency to be appropriate.

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

Item 2. Properties.

The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank and 83 branches. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties.

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

Item 4. Submission of Matters to Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is listed on the Nasdaq National Market System (“NASDAQ/NMS”) and is traded under the symbol “BANF”. The following table sets forth, for the periods indicated, (i) the high and low sales prices of the Company’s Common Stock as reported in the NASDAQ/NMS consolidated transaction reporting system and (ii) the quarterly dividends per share declared on the Common Stock.

	Price Range
	High	Low	Cash Dividends Declared
2004
First Quarter	$58.750	$55.000	$0.25
Second Quarter	$59.750	$54.640	$0.25
Third Quarter	$65.240	$57.940	$0.28
Fourth Quarter	$79.910	$61.710	$0.28

2003
First Quarter	$47.110	$42.810	$0.22
Second Quarter	$56.730	$43.900	$0.22
Third Quarter	$57.390	$51.340	$0.25
Fourth Quarter	$59.990	$53.911	$0.25

As of February 28, 2005 there were approximately 400 holders of record of the Common Stock.

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate.

BancFirst Corporation is a legal entity separate and distinct from the Bank, and its ability to pay dividends is substantially dependent upon dividend payments received from the Bank. Various laws, regulations and regulatory policies limit the Bank’s ability to pay dividends to BancFirst Corporation, as well as BancFirst Corporation’s ability to pay dividends to its shareholders. See “Liquidity and Funding” and “Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Description of Business - Supervision and Regulation” and note 14 of the Notes to Consolidated Financial Statements for further information regarding limitations on the payment of dividends by BancFirst Corporation and the Bank.

Item 6. Selected Financial Data.

Incorporated by reference from “Selected Consolidated Financial Data” contained on page A-3 of the attached Appendix.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from “Financial Review” contained on pages A-2 through A-19 of the attached Appendix.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from “Financial Review - Market Risk” contained on page A-16 of the attached Appendix.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-21 through A-51 of the attached Appendix, and include the following:

a.	Report of Independent Registered Public Accounting Firm

b.	Consolidated Balance Sheets

c.	Consolidated Statements of Income

d.	Consolidated Statements of Stockholders’ Equity

e.	Consolidated Statements of Cash Flow

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

As permitted by an applicable SEC order, management’s annual report on internal control over financial reporting, required by Item 308(a) of Regulation S-K, and the related attestation report of the independent registered public accounting firm, required by Item 308(b) of Regulation S-K, will be filed by amendment to this Form 10-K within the required filing period.

Item 9B. Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 401 of Regulation S-K will be contained in the 2005 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2005 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2005 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2005 Proxy Statement under the caption “Compensation of Directors and Executive Officers” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K will be contained in the 2005 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and is hereby incorporated by reference. The information required by Item 403 of Regulation S-K will be contained in the 2005 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K will be contained in the 2005 Proxy Statement under the caption “Transactions with Management” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2005 Proxy Statement under the caption “Ratification of Selection of Independent Accountants” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Income for the three years ended December 31, 2004

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2004

Consolidated Statements of Cash Flow for the three years ended December 31, 2004

Notes to Consolidated Financial Statements

The above financial statements are incorporated by reference from pages A-21 through A-51 of the attached Appendix.

(2)	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.10	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Sixth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statements filed October 8, 2004 and incorporated herein by reference).

10.2*	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003.

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.7	BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2005	BANCFIRST CORPORATION
(Registrant)

/s/ David E. Rainbolt
David E. Rainbolt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2005.

/s/ H.E. Rainbolt	/s/ David E. Rainbolt
H. E. Rainbolt	David E. Rainbolt
Chairman of the Board	President, Chief Executive Officer and Director
(Principal Executive Officer)	(Principal Executive Officer)

/s/ Dennis L. Brand
Dennis L. Brand	C. L. Craig, Jr.
Chief Executive Officer BancFirst and Director	Director
(Principal Executive Officer)

/s/ James R. Daniel
William H. Crawford	James R. Daniel
Director	Vice Chairman of the Board
(Principal Executive Officer)

/s/ K. Gordon Greer	/s/ Robert A. Gregory
K. Gordon Greer	Robert A. Gregory
Vice Chairman of the Board	Vice Chairman of the Board
(Principal Executive Officer)	(Principal Executive Officer)

/s/ John C. Hugon
Dr. Donald B. Halverstadt	John C. Hugon
Director	Director

/s/ William O. Johnstone
William O. Johnstone	David R. Lopez
Vice Chairman of the Board	Director
(Principal Executive Officer)

/s/ J. Ralph McCalmont
J. Ralph McCalmont	Tom H. McCasland, III
Director	Director

Melvin Moran	Ronald J. Norick
Director	Director

/s/ Paul B. Odom, Jr.	/s/ David Ragland
Paul B. Odom, Jr.	David Ragland
Director	Director

/s/ G. Rainey Williams, Jr.	/s/ Joe T. Shockley, Jr.
G. Rainey Williams, Jr.	Joe T. Shockley, Jr.
Director	Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

/s/ Randy Foraker
Randy Foraker
Executive Vice President,
Chief Risk Officer and Treasurer
(Principal Accounting Officer)

APPENDIX A

BancFirst Corporation

FINANCIAL REVIEW

The following discussion is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 2004 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Selected Consolidated Financial Data included herein.

SUMMARY

BancFirst Corporation’s net income for 2004 was $37.2 million, or $4.65 per diluted share, compared to $31.9 million, or $4.00 per diluted share for 2003. The 2004 results include after tax gains totaling $1.76 million on the sale of minority interests in two community banks. Net interest income increased $8.13 million, or 7.4%, compared to 2003. The increase in net interest income for 2004 resulted from an improved net interest margin coupled with loan growth of $146.3 million. Provisions for loan losses in 2004 decreased to $2.70 million from $3.72 million for 2003. Noninterest income increased to $51.9 million from $48.8 million, while noninterest expense increased to $109 million from $105 million. The increase in noninterest income includes the after tax gains totaling $1.76 million on the sale of minority interests in two community banks previously mentioned. The increase in noninterest expense resulted from increases in salaries and employee benefits and the acquisitions of Lincoln National Bancorporation and two branches from Gold Bank, which were completed in the fourth quarter of 2003. The expenses related to the acquisitions were included in operations for only a portion of the fourth quarter in 2003, but were included in operations for all of 2004.

Total assets increased to $3.05 billion from $2.92 billion at the end of 2003. Total loans increased to $2.09 billion from $1.95 billion for 2003. Total deposits increased to $2.66 billion from $2.59 billion for 2003. The Company’s average loans to deposits was 74.47% for 2004, compared to 73.33% for 2003. Stockholders’ equity increased to $277 million from $255 million at the end of 2003. Average stockholders’ equity to average assets increased to 8.85% at year-end 2004 from 8.81% at year-end 2003.

Asset quality remained strong in 2004 with nonperforming and restructured assets to total assets decreasing to 0.48% at year-end 2004 from 0.70% at year-end 2003. The allowance for loan losses to nonperforming and restructured loans was 211.05% at December 31, 2004, compared to 158.76% at the end of 2003. Net charge-offs for 2004 were only 0.16% of average loans, compared to 0.18% of average loans for 2003.

The Company has continued to repurchase shares of its common stock under its ongoing Stock Repurchase Program (the “SRP”). During 2004, 41,500 shares were repurchased, compared to 40,075 shares repurchased in 2003. At December 31, 2004, there were 208,126 shares remaining that could be repurchased under the SRP. Also, in January 2003, the Company repurchased 320,000 shares for $14.4 million, which was not a part of the SRP.

In January 2004, the Company established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. The Company owns all of the common securities of BFC II. In February 2004, BFC II issued $25.0 million of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1.0 million in Trust Preferred Securities through the execution of an over-allotment option. The proceeds from the sale of the Trust Preferred Securities and the common securities of BFC II were invested in $26.8 million of 7.20% Junior Subordinated Debentures of BancFirst Corporation. Interest payments on the 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. The stated maturity date of the 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms.

In October 2004, the Company completed the acquisition of Wilcox & Jones, Inc., an independent insurance agency headquartered in Tulsa, Oklahoma for $4.8 million. As a result of the acquisition, Wilcox & Jones was merged into the Company and became a wholly owned subsidiary of BancFirst Corporation. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition have been included in the Company’s consolidated financial statements for the date of the acquisition forward.

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	At and for the Year Ended December 31,
	2004	2003	2002	2001	2000
Income Statement Data
Net interest income	$117,246	$109,117	$109,330	$104,932	$102,335
Provision for loan losses	2,699	3,722	5,276	1,780	4,045
Noninterest income	51,855	48,820	45,212	36,908	29,902
Noninterest expense	108,744	105,382	98,380	96,620	87,724
Net income	37,176	31,882	33,562	27,961	26,217
Balance Sheet Data
Total assets	$3,046,977	$2,921,369	$2,796,862	$2,757,045	$2,570,255
Securities	560,234	564,735	565,225	544,291	560,551
Total loans (net of unearned interest)	2,093,515	1,947,223	1,814,862	1,717,433	1,666,338
Allowance for loan losses	25,746	26,148	24,367	24,531	25,380
Deposits	2,657,434	2,585,960	2,428,648	2,401,328	2,267,397
Long-term borrowings	7,815	11,063	34,087	24,090	26,613
Junior subordinated debentures	51,804	25,000	25,000	25,000	25,000
Stockholders’ equity	277,497	255,372	251,508	223,168	196,958
Per Common Share Data
Net income – basic	$4.75	$4.07	$4.12	$3.38	$3.22
Net income – diluted	4.65	4.00	4.06	3.34	3.19
Cash dividends	1.06	0.94	0.80	0.72	0.66
Book value	35.39	32.64	30.91	27.02	23.65
Tangible book value	30.77	28.51	28.25	24.34	20.63
Selected Financial Ratios
Performance ratios:
Return on average assets	1.22%	1.12%	1.22%	1.05%	1.10%
Return on average stockholders’ equity	13.83	12.74	14.33	13.32	14.89
Cash dividend payout ratio	22.32	23.10	19.42	21.30	20.50
Net interest spread	3.89	3.85	3.87	3.57	3.94
Net interest margin	4.29	4.27	4.45	4.44	4.84
Efficiency ratio	64.31	66.72	63.66	68.12	66.34
Balance Sheet Ratios:
Average loans to deposits	74.47%	73.33%	73.89%	72.12%	73.07%
Average earning assets to total assets	91.02	91.24	90.82	90.11	90.11
Average stockholders’ equity to average assets	8.85	8.81	8.53	7.86	7.38
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	0.58%	0.85%	0.77%	0.78%	0.73%
Nonperforming and restructured assets to total assets	0.48	0.70	0.60	0.58	0.56
Allowance for loan losses to total loans	1.23	1.34	1.34	1.43	1.52
Allowance for loan losses to nonperforming and restructured loans	211.05	158.76	175.16	184.24	207.85
Net chargeoffs to average loans	0.16	0.18	0.31	0.16	0.17

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis (Dollars in thousands)

	December 31, 2004			December 31, 2003			December 31, 2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$1,981,918	$119,813	6.05%	$1,822,895	$115,660	6.34%	$1,765,795	$125,782	7.12%
Securities - taxable	530,340	21,144	3.99	504,429	21,960	4.35	516,047	27,338	5.30
Securities - tax exempt	35,688	2,239	6.27	38,016	2,463	6.48	43,784	2,931	6.69
Federal funds sold	217,602	2,872	1.32	226,182	2,421	1.07	168,681	2,761	1.64

Total earning assets	2,765,548	146,068	5.28	2,591,522	142,504	5.50	2,494,307	158,812	6.37

Nonearning assets:
Cash and due from banks	126,747			120,166			129,813
Interest receivable and other assets	171,917			153,569			146,373
Allowance for loan losses	(25,937)			(24,856)			(24,064)

Total nonearning assets	272,727			248,779			252,122

Total assets	$3,038,275			$2,840,301			$2,746,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$432,116	1,255	0.29%	$382,885	1,576	0.41%	$360,955	2,961	0.82%
Savings deposits	746,864	8,284	1.11	709,332	9,246	1.30	599,210	10,892	1.95
Time deposits	717,290	12,989	1.81	767,597	17,078	2.22	900,169	29,026	3.22
Short-term borrowings	27,404	332	1.21	27,460	305	1.11	36,544	607	1.66
Long-term borrowings	8,819	548	6.21	21,745	1,263	5.81	31,144	1,876	6.02
Junior subordinated debentures	47,540	4,111	8.65	25,000	2,447	9.79	25,000	2,447	9.79

Total interest-bearing liabilities	1,980,033	27,519	1.39	1,934,019	31,915	1.65	1,913,022	47,809	2.50

Interest-free funds:
Noninterest bearing deposits	765,011			625,972			569,286
Interest payable and other liabilities	24,332			29,985			29,949
Stockholders’ equity	268,899			250,325			234,172

Total interest free-funds	1,058,242			906,282			833,407

Total liabilities and stockholders’ equity	$3,038,275			$2,840,301			$2,746,429

Net interest income		$118,549			$110,589			$111,003

Net interest spread			3.89%			3.85%			3.87%

Net interest margin			4.29%			4.27%			4.45%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased $8.13 million to $117 million compared to 2003. The net interest margin on a taxable equivalent basis for 2004 was 4.29%, compared to 4.27% for 2003 and 4.45% for 2002. On a taxable equivalent basis, net interest income increased $7.66 million in 2004, compared to a decrease of $414,000 in 2003. Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the changes in net interest income. The Volume/Rate Analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2004 and 2003. The increase in 2004 was due to loan and investment growth that increased interest income by $11.0 million, which was partially offset by changes in the mix and volume in deposits and volume in junior subordinated debentures that decreased net interest income by $1.03 million and lower interest rates that reduced net interest income by $2.32 million. The decrease in 2003 was due to falling interest rates that reduced net interest income $6.31 million, which was partially offset by loan growth that increased interest income by $4.07 million and changes in the mix of deposits that reduced interest expense by $1.62 million. Average loans grew $159.0 million, or 8.72%, in 2004 and $57.1 million, or 3.23%, in 2003. Average time deposits decreased $50.3 million, or 6.55%, in 2004 and $133 million, or 14.73%, in 2003, while average total deposits increased in both years.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2004			Change in 2003
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$3,837	$10,118	$(6,281)	$(10,122)	$4,067	$(14,189)
Investments - taxable	(876)	1,131	(2,007)	(5,378)	(615)	(4,763)
Investments - tax exempt	(231)	(151)	(80)	(468)	(386)	(82)
Federal funds sold	444	(92)	536	(340)	941	(1,281)

Total interest income	3,174	11,006	(7,832)	(16,308)	4,007	(20,315)

Interest Expense:
Transaction deposits	(326)	203	(529)	(1,385)	180	(1,565)
Savings deposits	(987)	491	(1,478)	(1,646)	2,924	(4,570)
Time deposits	(4,135)	(1,122)	(3,013)	(11,948)	(4,275)	(7,673)
Short-term borrowings	26	(1)	27	(302)	(151)	(151)
Long-term borrowings	(719)	(753)	34	(613)	(566)	(47)
Junior subordinated debentures	1,657	2,212	(555)	—	—	—

Total interest expense	(4,484)	1,030	(5,514)	(15,894)	(1,888)	(14,006)

Net interest income	$7,658	$9,976	$(2,318)	$(414)	$5,895	$(6,309)

(1)	Changes due to changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

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

The Analysis of Interest Rate Sensitivity presents the Company’s earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 2004. The Company’s cumulative negative gap position in the one year interval decreased to $612 million at December 31, 2004 from $696 million at December 31, 2003, and decreased as a percentage of total earning assets to 21.86% from 26.53%. This negative gap position assumes that the Company’s core savings and transaction deposits are immediately rate sensitive and reflects management’s perception that the yield curve will be positively sloped over the long term. In the current environment of rising interest rates, the Company’s ability to manage the repricing of its liability rates may enable the Company to improve the net interest margin over time. Additionally, in a rising rate environment, the benefit of the Company’s noninterest-bearing funds is increased, resulting in an increase in the Company’s net interest margin over time. In light of the above, and assuming no change in the volume or mix of the Company’s loans and deposits, the Company’s net interest income would reasonably be expected to continue to slightly increase over the next several quarters.

ANALYSIS OF INTEREST RATE SENSITIVITY

December 31, 2004

	Interest Rate Sensitive		Noninterest Rate Sensitive
	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
EARNING ASSETS
Loans	$680,128	$317,890	$940,123	$155,374	$2,093,515
Securities	32,540	93,666	400,799	33,229	560,234
Federal funds sold and interest-bearing deposits	145,643	—	—	—	145,643

Total	$858,311	$411,556	$1,340,922	$188,603	$2,799,392

FUNDING SOURCES
Noninterest-bearing demand deposits (1)	$—	$—	$—	$584,609	$584,609
Savings and transaction deposits	1,162,096	—	—	—	1,162,096
Time deposits of $100 or more	194,861	27,957	—	—	222,818
Time deposits under $100	387,721	77,325	—	—	465,046
Short-term borrowings	27,707	—	—	—	27,707
Long-term borrowings	767	3,325	3,723	—	7,815
Junior subordinated debentures	—	—	—	51,804	51,804
Stockholders’ equity	—	—	—	277,497	277,497

Total	$1,773,152	$108,607	$3,723	$913,910	$2,799,392

Interest sensitivity gap	$(914,841)	$302,949	$1,337,199	$(725,307)
Cumulative gap	$(914,841)	$(611,892)	$725,307	$—
Cumulative gap as a percentage of total earning assets	(32.68)%	(21.86)%	25.91%	—%

(1)	Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders’ equity.

Provision for Loan Losses

The provision for loan losses decreased to $2.70 million for 2004, compared to $3.72 million for 2003 and $5.28 million for 2002. These relatively low levels of provisions reflect the Company’s strong asset quality. The amounts provided for the last three years primarily relate to loan growth offset by improving credit quality. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Net loan charge-offs were $3.10 million for 2004, compared to $3.21 million for 2003 and $5.44 million for 2002. These net charge-offs were equivalent to 0.16%, 0.18% and 0.31% of average loans for 2004, 2003 and 2002, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans.”

Noninterest Income

Total noninterest income increased $3.04 million in 2004, or 6.22% compared to increases of $3.61 million, or 7.98%, in 2003, and $8.3 million, or 22.50% in 2002. The increase in 2004 included $2.87 million in gains on the sale of minority interests in two community banks and an increase of $1.29 million on service charges on deposits. Additionally, the increase in noninterest income was also impacted by the acquisitions of Lincoln National Bancorporation and two branches from Gold Bank, which were completed in the fourth quarter of 2003. The noninterest income related to the acquisitions was included for only a portion of the fourth quarter in 2003, but was included in all of 2004. In 2003, noninterest income included $3.28 million of securities gains. Excluding the gains on sale of minority interest in 2004 and the gains on sale of securities in 2003, noninterest income increased $3.44 million, or 7.56%. Noninterest income has become an increasingly important source of revenue. The Company’s fee income has increased each year since 1987 due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth. New products and strategies continue to be implemented which are expected to produce continued growth in noninterest income.

Trust revenues have grown due to continued development of these products and services. Service charges on deposits have increased as a result of strategies implemented to improve the charging and collection of various service charges, and because of growth in deposits. Income from sales of loans decreased in 2004 due to lower mortgage originations. Other noninterest income, which includes safe deposit box rentals, insurance activities, cash management services, other service fees and gain on sale of assets increased $5.59 million in 2004, compared to a decrease of $1.37 million in 2003 and an increase of $2.33 million in 2002. The decrease in 2003 was mainly due to a decrease in income from credit life insurance activities.

The Company recognized a net loss on securities transactions of $236,000 in 2004 compared to net gains of $3.28 million in 2003 and $291,000 in 2002. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. However, for available for sale securities in an unrealized loss position, the Company has the ability and intent to hold these securities until they mature or fair value exceeds amortized cost. The net losses in 2004 were mainly from the impairment of preferred stock investments owned by the Company’s small business investment subsidiary. The net gains in 2003 included $2.56 million of gains from the sale of securities related to an adjustment of the Company’s interest sensitivity in the second quarter of 2003 when a loss of $2.43 million was also recognized for early extinguishment of certain Federal Home Loan Bank borrowings. The net gains in 2002 were mainly from the redemption, at a premium, of a preferred stock investment owned by the Company’s small business investment subsidiary.

Noninterest Expense

Total noninterest expense increased in 2004 by $3.36 million, or 3.19%, compared to increases of $7.0 million, or 7.12%, for 2003, and $1.76 million, or 1.82% for 2002. The increase in noninterest expense in 2004 resulted from increases in salaries and employee benefits and the acquisitions of Lincoln National Bancorporation and two branches from Gold Bank, which were completed in the fourth quarter of 2003. The expenses related to the acquisitions were included in operations for only a portion of the fourth quarter of 2003, but were included in operations for all of 2004. The noninterest expense increase in 2003 includes a loss on early extinguishment of debt of $2.43 million, an operational loss of $1.18 million, and losses totaling $1.97 million for uncollectible receivables carried in cash and due from banks. Excluding these losses, total noninterest expense for 2004 increased $8.94 million, or 8.96%. Salaries and employee benefits have increased over the years due to higher salary levels and benefits costs, additional staff for new product lines and increased loan demand, and acquisitions. Occupancy and fixed assets expense, and depreciation have increased as a result of the addition of facilities from acquisitions and the opening of new branches. Other noninterest expenses decreased $2.08 million in 2004 and increased $2.4 million in 2003. The decrease in 2004 was primarily due to the operational loss and the write-off of uncollectible receivables incurred in 2003.

Income Taxes

Income tax expense increased to $20.5 million in 2004, compared to $17.0 million for 2003 and $17.3 million for 2002. The effective tax rates for 2004, 2003 and 2002 were 35.5%, 34.7% and 34.0%, respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate are tax-exempt income, nondeductible amortization and state tax expense.

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

FINANCIAL POSITION

Cash and Federal Funds Sold

Cash consists of cash and cash items on hand, noninterest-bearing deposits and other amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consists of overnight investments of excess funds with other financial institutions. The amount of cash and federal funds sold carried by the Company is a function of the availability of funds presented to other institutions for clearing, the Company’s requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and federal funds sold decreased $18.7 million in 2004 and $30.2 million in 2003 as these liquid funds were used for growth in loans.

Securities

Total securities decreased $4.5 million, or 0.80%, compared to a decrease of $490,000, or 0.09%, in 2003. Securities available for sale represented 94.3% of the total securities portfolio at year-end 2004, compared to 93.2% at year-end 2003. These levels reflect the Company’s strategy of maintaining a very liquid portfolio. Securities available for sale had a net unrealized gain of $4.34 million at year-end 2004, compared to a $14.9 million net unrealized gain the preceding year. These unrealized gains are included in the Company’s stockholders’ equity as net unrealized gains, net of income tax, in the amounts of $3.15 million and $9.84 million for 2004 and 2003, respectively.

SECURITIES

	December 31
	2004	2003	2002
	(Dollars in thousands)
Held for Investment
U.S. Treasury and other federal agencies	$5,296	$8,281	$15,502
States and political subdivisions	26,864	30,184	39,591

Total	$32,160	$38,465	$55,093

Estimated market value	$33,168	$40,191	$57,585

Available for Sale
U.S. Treasury and other federal agencies	$501,744	$499,647	$494,907
States and political subdivisions	10,715	12,083	3,367
Other securities	15,615	14,540	11,858

Total	$528,074	$526,270	$510,132

Total Securities	$560,234	$564,735	$565,225

The Company does not engage in securities trading activities. Any sales of securities are for the purpose of executing the Company’s asset/liability management strategy, eliminating a perceived credit risk in a specific security, or providing liquidity. Securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated market value. Unrealized gains or losses on securities available for sale are reported as a component of stockholder’s equity, net of income tax. Securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method. Securities that are determined to be impaired, and for which such impairment is determined to be other than temporary, are adjusted to fair value and a corresponding loss is recognized. Gains or losses from sales of securities are based upon the book values of the specific securities sold.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management had the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. As of December 31, 2004, the Company had unrealized losses largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Furthermore, as of December 31, 2004, management also had the ability and intent to hold all securities classified as available for sale with unrealized loss for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2004, management believes the impairments are temporary and no material impairment loss has been realized in the Company’s consolidated income statement.

The Maturity Distribution of Securities summarizes the maturity and weighted average taxable equivalent yields of the securities portfolio. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represents 94.07% of the total portfolio.

MATURITY DISTRIBUTION OF SECURITIES

December 31, 2004

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held for Investment
U.S. Treasury and other federal agencies	$387	5.91%	$4,342	6.40%	$482	6.43%	$85	6.42%	$5,296	6.37%
State and political subdivisions	5,099	6.17	15,827	6.24	4,212	7.88	1,726	7.50	26,864	6.56

Total	$5,486	6.15	$20,169	6.27	$4,694	7.73	$1,811	7.45	$32,160	6.53

Percentage of total	17.06%		62.71%		14.60%		5.63%		100.00%

Available for Sale
U.S. Treasury and other federal agencies	$120,105	4.36%	$376,456	3.95%	$4,940	4.22%	$243	6.63%	$501,744	4.06%
State and political subdivisions	614	6.03	3,995	3.82	4,911	5.68	1,195	5.99	10,715	5.03
Other securities	—	—	179	6.05	—	—	15,436	3.77	15,615	3.80

Total	$120,719	4.37	$380,630	3.95	$9,851	4.94	$16,874	3.98	$528,074	4.07

Percentage of total	22.86%		72.08%		1.87%		3.19%		100.00%

Total securities	$126,205	4.45%	$400,799	4.07%	$14,545	5.85%	$18,685	4.34%	$560,234	4.21%

Percentage of total	22.53%		71.54%		2.60%		3.33%		100.00%

Loans

The Company has historically generated significant loan growth from both internal originations and acquisitions. Total loans increased $146 million, or 7.51%, in 2004, and $132 million, or 7.29%, in 2003. In 2004, the loan growth was internal and was concentrated primarily in the various types of real estate loans. In 2003, loan growth from the acquisition of Lincoln and the Gold Bank branch acquisitions accounted for $74.9 million of the overall loan growth.

Composition

The Company’s loan portfolio is diversified among various types of commercial and individual borrowers. Commercial loans are comprised principally of loans to companies in light manufacturing, retail and service industries. Construction and development loans totaled $152 million, or 7.28% of total loans at the end of 2004, down from $154 million, or 7.90% of total loans at the end of 2003. Real estate loans are relatively evenly divided between residential mortgages and loans secured by commercial and other types of properties. Real estate mortgage loans represented 54.6% of total loans at December 31, 2004, compared to 50.9% of total loans at December 31, 2003. Consumer loans are comprised primarily of loans to individuals for the purchase of vehicles and student loans.

Loans secured by real estate have been a large portion of the Company’s loan portfolio. In 2004, this percentage was 61.8% compared to 58.8% for 2003. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and close monitoring of the valuation of individual properties collateralizing the loan.

LOANS BY CATEGORY

	December 31,
	2004		2003		2002		2001		2000
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$525,306	25.10%	$536,901	27.57%	$525,592	28.96%	$545,371	31.76%	$534,743	32.09%
Real estate – construction	152,402	7.28	153,755	7.90	136,539	7.52	84,445	4.92	84,637	5.08
Real estate – mortgage	1,142,259	54.55	991,130	50.90	891,912	49.15	816,142	47.52	771,783	46.32
Consumer	273,548	13.07	265,437	13.63	260,819	14.37	271,475	15.80	275,175	16.51

Total	$2,093,515	100.00%	$1,947,223	100.00%	$1,814,862	100.00%	$1,717,433	100.00%	$1,666,338	100.00%

The Maturity and Rate Sensitivity of Loans presents maturity and repricing information for commercial, financial and other loans, and real estate loans, excluding one to four family residential loans. Over 38% of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, over half of the commercial real estate and other commercial loans had adjustable interest rates at year-end 2004. The short maturities and adjustable rates on these loans allow the Company to maintain the majority of its loan portfolio near market interest rates.

MATURITY AND RATE SENSITIVITY OF LOANS

December 31, 2004

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and other	$287,596	$193,045	$44,665	$525,306
Real estate – construction	113,890	32,801	5,711	152,402
Real estate - mortgage (excluding loans secured by 1 to 4 family residential properties)	105,597	219,383	315,219	640,199

Total	$507,083	$445,229	$365,595	$1,317,907

Loans with predetermined interest rates	$200,456	$219,812	$92,134	$512,402
Loans with adjustable interest rates	306,627	225,417	273,461	805,505

Total	$507,083	$445,229	$365,595	$1,317,907

Percentage of total	38.48%	33.78%	27.74%	100.00%

The information relating to the maturity and rate sensitivity of loans is based upon original loan terms and is not adjusted for “rollovers.” In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Loans

Nonperforming and restructured assets decreased $5.70 million, or 27.9% in 2004, and increased $3.68 million, or 22.0% in 2003. Nonperforming loans have been relatively low in recent years. Nonperforming and restructured loans as a percentage of total loans was 0.58% at year-end 2004, compared to 0.85% at year-end 2003 and 0.77% at year-end 2002.

Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Nonaccrual loans decreased $4.69 million, or 35.1%, in 2004, compared to an increase of $2.48 million, or 22.8%, in 2003. Total interest income which was not accrued on nonaccrual loans outstanding at year end was approximately $439,000 in 2004 and $505,000 in 2003. Only a small amount of this interest is ultimately collected.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible. The Company’s experience is that a significant portion of the principal and some of the interest is eventually recovered. However, the above normal risk associated with nonperforming loans is considered in the determination of the allowance for loan losses. At year-end 2004, the allowance for loan losses as a percentage of nonperforming and restructured loans was 211.05%, compared to 158.76% at the end of 2003 and 175.16% at the end of 2002.

Other real estate owned and repossessed assets decreased in 2004 to $2.51 million from $3.94 million at year-end 2003. Other real estate owned consist of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair market values based upon appraisals, less estimated costs to sell. Losses arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for loan losses. Any losses on premises identified to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Losses from declines in value of the properties subsequent to classification as other real estate owned are charged to operating expense.

The Company places a substantial amount of emphasis on disposing of other real estate owned and repossessed assets. To encourage local management to sell the other real estate as quickly as possible and to ensure that it is carried at a conservative value, the Company’s policy is to write down other real estate annually by the greater of 10% of its remaining carrying value or the difference between its remaining carrying value and its estimated market value.

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Past due over 90 days and still accruing	$3,149	$2,674	$2,515	$1,742	$2,790
Nonaccrual	8,688	13,381	10,899	10,225	8,852
Restructured	362	415	497	1,348	569

Total nonperforming and restructured loans	12,199	16,470	13,911	13,315	12,211
Other real estate owned and repossessed assets	2,513	3,939	2,819	2,699	2,130

Total nonperforming and restructured assets	$14,712	$20,409	$16,730	$16,014	$14,341

Nonperforming and restructured loans to total loans	0.58%	0.85%	0.77%	0.78%	0.73%

Nonperforming and restructured assets to total assets	0.48%	0.70%	0.60%	0.58%	0.56%

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. BancFirst had approximately $27.1 million of these loans, which are not included in nonperforming and restructured assets, at December 31, 2004. In general, these loans are well collateralized and have no identifiable loss potential. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk of loss inherent in the Company’s loan portfolio. The allowance and its adequacy is determined through consideration of many factors, including past loan loss experience, evaluations of known impaired loans, levels of adversely classified loans, general economic conditions and other environmental factors. The process of evaluating the adequacy of the allowance for loan losses necessarily involves the exercise of judgment and consideration of numerous subjective factors and, accordingly, there can be no assurance that the current level of the allowance will prove adequate in light of future developments and economic and environmental factors. As loan quality changes with economic and credit cycles, it would be reasonable to expect the Company’s net charge-offs and loan loss provisions to return to more historically normal levels. The Company’s loan portfolio continues to have improvements in credit quality which has resulted in a decline in nonperforming assets. These improvements, offset slightly by loan growth, caused a decline in the level of provisions as well as the allowance for loan losses.

The Company’s net charge-offs continue to remain relatively low. In 2004, the Company recognized $3.1 million of net charge-offs, which was 0.16% of average loans, compared to $3.21 million of net charge-offs, or 0.18% of average loans, for 2003, and $5.44 million, or 0.31% of average loans, for 2002. The Company’s allowance for loan losses to total loans continues to remain relatively low. In 2004, the Company’s allowance for loan losses represented 1.23% of total loans, compared to 1.34% for 2003 and 2002.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of period	$26,148	$24,367	$24,531	$25,380	$22,548

Charge-offs:
Commercial	(1,729)	(1,687)	(3,129)	(854)	(1,062)
Real estate	(943)	(1,037)	(1,028)	(428)	(815)
Consumer	(1,422)	(1,578)	(2,391)	(2,274)	(2,481)
Other	(85)	(191)	(4)	(101)	(19)

Total charge-offs	(4,179)	(4,493)	(6,552)	(3,657)	(4,377)

Recoveries:
Commercial	406	370	434	336	544
Real estate	196	496	118	287	353
Consumer	438	408	541	368	770
Other	38	14	19	37	19

Total recoveries	1,078	1,288	1,112	1,028	1,686

Net charge-offs	(3,101)	(3,205)	(5,440)	(2,629)	(2,691)
Provision charged to operations	2,699	3,722	5,276	1,780	4,045
Additions from acquisitions	—	1,264	—	—	1,478

Balance at end of period	$25,746	$26,148	$24,367	$24,531	$25,380

Average loans	$1,981,918	$1,822,895	$1,765,795	$1,684,460	$1,542,795

Total loans	$2,093,515	$1,947,223	$1,814,862	$1,717,433	$1,666,338

Net charge-offs to average loans	0.16%	0.18%	0.31%	0.16%	0.17%

Allowance to total loans	1.23%	1.34%	1.34%	1.43%	1.52%

Allocation of the allowance by category of loans:
Commercial, financial and other	$6,541	$7,654	$7,602	$7,500	$8,161
Real estate - construction	1,735	1,898	1,594	1,106	1,178
Real estate - mortgage	14,139	13,036	11,317	10,673	10,262
Consumer	3,331	3,560	3,139	3,332	3,586
Unallocated	—	—	715	1,920	2,193

Total	$25,746	$26,148	$24,367	$24,531	$25,380

Percentage of loans in each category to total loans:
Commercial, financial and other	25.10%	27.57%	28.97%	31.76%	32.09%
Real estate - construction	7.28	7.90	7.52	4.92	5.08
Real estate - mortgage	54.55	50.90	49.14	47.52	46.32
Consumer	13.07	13.63	14.37	15.80	16.51

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Liquidity and Funding

The Company’s principal sources of liquidity and funding are its generation of profits and diverse deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, competitive service charges and other banking services offered, the Company can, to a limited extent, control its level of deposits. The level and maturity of deposits necessary to support the Company’s lending and investment functions is determined through monitoring loan demand and through its asset/liability management process. Short-term borrowings comprised primarily of federal funds purchased and repurchase agreements provide additional funding sources, as well as long-term borrowings. The Company could also utilize the sale of loans, securities, and liquidation of other assets as sources of liquidity and funding.

Total deposits increased $71.7 million, or 2.77%, in 2004, and $157 million, or 6.47%, in 2003. The increase in 2004 was from internal growth. The increase in 2003 was primarily due to the Gold Bank and Lincoln National Bancorporation acquisitions which added $132 million in total deposits. Demand deposits as a percentage of total deposits have been increasing since 1994. The Company’s core deposits provide it with a stable, low-cost funding source. Core deposits were 91.8% of total deposits in 2004, compared to 91.0% in 2003. Time deposits decreased in 2004 and 2003 due to lower interest rates offered on certificates of deposit.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Average Balances
Demand deposits	$765,011	$625,972	$569,286	$528,186	$461,870
Interest-bearing transaction Deposits	432,116	382,885	360,955	349,613	351,559
Savings deposits	746,864	709,332	559,210	451,156	406,909
Time deposits under $100	497,773	544,899	636,150	707,707	657,535

Total core deposits	2,441,764	2,263,088	2,125,601	2,036,662	1,877,873
Time deposits of $100 or more	219,517	222,698	264,019	299,085	233,409

Total deposits	$2,661,281	$2,485,786	$2,389,620	$2,335,747	$2,111,282

Percentages of Total Average Deposits And Average Rates Paid	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Demand deposits	28.75%		25.18%		23.82%		22.61%		21.88%
Interest-bearing transaction deposits	16.24	0.29%	15.40	0.41%	15.11	0.82%	14.97	1.65%	16.65	2.23%
Savings deposits	28.06	1.11	28.54	1.30	23.40	1.95	19.32	3.00	19.27	4.03
Time deposits under $100	18.70	1.70	21.92	2.17	26.62	3.17	30.30	5.18	31.14	5.45

Total core deposits	91.75		91.04		88.95		87.20		88.94
Time deposits of $100 or more	8.25	2.06	8.96	2.36	11.05	3.37	12.80	5.37	11.06	5.94

Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%

Average rate paid on interest-bearing deposits		1.19%		1.50%		2.36%		3.98%		4.48%

The Company has not utilized brokered deposits. At December 31, 2004, 77.5% of its time deposits of $100,000 or more mature in one year or less.

MATURITY OF CERTIFICATES OF DEPOSIT

$100,000 or More

December 31, 2004
(In thousands)
Three months or less	$90,375
Over three months through six months	35,072
Over six months through twelve months	47,223
Over twelve months	50,148

Total	$222,818

Short-term borrowings, consisting mainly of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $27.7 million at December 31, 2004, compared to $16.6 million at December 31, 2003.

In 1995, the Bank became a member of the Federal Home Loan Bank of Topeka, Kansas (the “FHLB”) and began borrowing from the FHLB at favorable interest rates. These borrowings are principally used to match-fund longer-term, fixed-rate loans, and are collateralized by a pledge of residential first mortgages and certain securities. Long-term borrowings decreased to $7.8 million in 2004 from $11.1 million in 2003. In 2003, the Company executed the early payment of $25.1 million in FHLB borrowings as part of an adjustment in the Company’s interest sensitivity. As a result, a loss of $2.43 million was recognized on this early extinguishment of debt in 2003.

The Bank is highly liquid. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. Cash flows from operations, investing activities and other funding sources have provided the funds for the increased loan activity.

The liquidity of BancFirst Corporation is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. During 2004, the Bank declared four common stock dividends totaling $10.1 million and two preferred stock dividends totaling $1.93 million.

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations by payment due period as of December 31, 2004.

CONTRACTUAL OBLIGATIONS

December 31, 2004

	Payment Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Indeterminate Maturity	Totals
	(Dollars in Thousands)
Long-term debt(1)	$3,908	$4,205	$239	$—	$—	$8,352
Junior subordinated debentures(1)	4,285	8,569	8,569	139,133	—	160,556
Other liabilities (2)	—	—	—	—	10,338	10,338
Operating lease payments	710	1,297	1,203	3,814	—	7,024
Certificates of deposit	524,555	117,774	45,508	28	—	687,865

Total	$533,458	$131,845	$55,519	$142,975	$10,338	874,135

(1)	Includes principal and interest.
(2)	Represents insurance reserves.

Capital Resources

Stockholders’ equity totaled $277 million at year-end 2004, compared to $255 million at year-end 2003 and $252 million at year-end 2002. Stockholders’ equity has continued to increase due to net earnings retained, stock option exercises, and unrealized gains on securities. The Company’s average equity capital ratio for 2004 was 8.85%, compared to 8.81% for 2003 and 8.53% for 2002. At December 31, 2004, the Company’s leverage ratio was 9.75%, its Tier 1 capital ratio was 12.75%, and its total risk-based capital ratio was 13.88%, compared to minimum requirements of 3%, 4% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels.

On May 27, 2004, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the Company has the authority to issue from 15,000,000 shares to 20,000,000 shares.

In January 2003, BancFirst Corporation repurchased 320,000 shares of its common stock for $14.4 million. The shares were repurchased through a market-maker in the Company’s stock and was not a part of the Company’s ongoing Stock Repurchase Program.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 277,916 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 182,265 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2004 there were 208,126 shares remaining that could be repurchased under the SRP.

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

In January 2004, BancFirst Corporation established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of BFC II. In February 2004, BFC II issued $25,000 of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1,000 in Trust Preferred Securities through the execution of an over-allotment option. The proceeds from the sale of the Trust Preferred Securities and the common securities of BFC II were invested in $26,804 of 7.20% Junior Subordinated Debentures of BancFirst Corporation. Interest payments on the 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Trust Preferred Securities represent and undivided interest in the 7.20% Junior Subordinated Debentures, are guaranteed by BancFirst Corporation, and qualify as Tier 1 regulatory capital. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2005.

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

The table below presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2004.

MARKET RISK

December 31, 2004

	Avg. Rate	Expected Maturity / Principal Repayments at December 31,
		2005	2006	2007	2008	2009	Thereafter	Balance	Fair Value
		(Dollars in thousands)
Interest Sensitive Assets
Loans	6.33%	$842,427	$333,244	$246,930	$157,581	$103,220	$410,113	$2,093,515	$2,052,752
Securities	4.21	126,205	136,774	80,388	174,714	8,922	33,231	560,234	561,242
Federal funds sold and interest bearing deposits	2.34	145,643	—	—	—	—	—	145,643	145,643
Interest Sensitive Liabilities
Savings and transaction deposits	0.91	1,162,095	—	—	—	—	—	1,162,095	1,162,095
Time deposits	1.95	524,555	81,864	35,910	11,669	33,839	28	687,865	692,205
Short-term borrowings	1.21	27,707	—	—	—	—	—	27,707	27,707
Long-term borrowings	5.89	3,559	2,918	1,104	234	—	—	7,815	8,159
Junior subordinated debentures	8.39	—	—	—	—	—	51,804	51,804	52,938
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	901
Letters of credit		—	—	—	—	—	—	—	300

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

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of the probable inherent losses in the Company’s loan portfolio.

The allowance for loan losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The amount of the allowance for loan losses is based on past loan loss experience, evaluations of known impaired loans, levels of adversely classified loans, general economic conditions and other environmental factors. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The majority of the Company’s impaired loans are collateral dependent. For collateral dependent loans, the amount of impairment is measured based upon the fair value of the underlying collateral and is included in the allowance for loan losses.

The amount of the allowance for loan losses is first determined by each business unit’s management based on their evaluation of their unit’s portfolio. This evaluation involves identifying impaired and adversely classified loans. Specific allowances for losses are determined for impaired loans based on either the loans’ estimated discounted cash flows or the fair value of the collateral. Allowances for adversely classified loans are estimated using historical loss percentages for each type of loan. An allowance is also estimated for non-adversely classified loans using a historical loss percentage based on losses arising specifically from non-adversely classified loans, adjusted for various economic and environmental factors related to the underlying loans. Each month the Company’s Senior Loan Committee reviews the adequacy of each business unit’s allowance, and the aggregate allowance for the Company. The Senior Loan Committee also periodically evaluates and establishes the loss percentages used in the estimates of the allowance based on historical loss data, and giving consideration to their assessment of current economic and environmental conditions. To facilitate the Senior Loan Committee’s evaluation, the Company’s Asset Quality Department performs periodic reviews of each of the Company’s business units and reports on the adequacy of management’s identification of impaired and adversely classified loans, and their adherence to the Company’s loan policies and procedures.

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

Income Taxes

The Company files a consolidated income tax return. Deferred taxes are recognized under the liability method based upon the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using the tax rates expected to apply to taxable income in the periods when the related temporary differences are expected to be realized.

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

Intangible Assets

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of the core deposits. Prior to 2002, the excess of cost over the fair value of assets acquired (goodwill) was amortized on a straight-line basis over fifteen to forty years, depending upon when the goodwill originated. Beginning with 2002, goodwill is no longer amortized. Customer relationship intangibles are amortized on a straight-line basis of eighteen years. All intangible assets are reviewed annually in the fourth quarter for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the income statement.

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

The evaluation of goodwill for possible impairment is performed by comparing the fair values of the related reporting units with their carrying amounts including goodwill. The fair values of the related business units are estimated using market data for prices of recent acquisitions of banks and branches.

The evaluation of intangible assets for the year ended December 31, 2004 resulted in no material impairments.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BancFirst Corporation

We have audited the accompanying consolidated balance sheets of BancFirst Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flow for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BancFirst Corporation at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Oklahoma City, Oklahoma
March 14, 2005

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Cash and due from banks	$100,564	$155,367
Interest-bearing deposits with banks	15,643	3,761
Federal funds sold	130,000	105,809
Securities (market value: $561,242 and $566,461, respectively)	560,234	564,735
Loans:
Total loans (net of unearned interest)	2,093,515	1,947,223
Allowance for loan losses	(25,746)	(26,148)

Loans, net	2,067,769	1,921,075
Premises and equipment, net	68,643	66,423
Other real estate owned	2,035	3,428
Intangible assets, net	6,203	4,726
Goodwill	30,046	27,611
Accrued interest receivable	18,723	19,006
Other assets	47,117	49,428

Total assets	$3,046,977	$2,921,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$807,474	$720,366
Interest-bearing	1,849,960	1,865,324

Total deposits	2,657,434	2,585,690
Short-term borrowings	27,707	16,610
Accrued interest payable	3,884	3,741
Other liabilities	18,542	21,546
Long-term borrowings	7,815	11,063
Junior subordinated debentures	51,804	25,000
Minority interest	2,294	2,347

Total liabilities	2,769,480	2,665,997

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par; 20,000,000 shares authorized; (shares issued and outstanding: 7,840,796 and 7,822,637, respectively)	7,841	7,823
Capital surplus	63,054	60,819
Retained earnings	203,450	176,893
Accumulated other comprehensive income, net of income tax of $1,187 and $5,128, respectively	3,152	9,837

Total stockholders’ equity	277,497	255,372

Total liabilities and stockholders’ equity	$3,046,977	$2,921,369

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
INTEREST INCOME
Loans, including fees	$119,294	$115,050	$125,135
Securities:
Taxable	21,144	21,960	27,338
Tax-exempt	1,455	1,601	1,905
Federal funds sold	2,798	2,319	2,639
Interest-bearing deposits with banks	74	102	122

Total interest income	144,765	141,032	157,139

INTEREST EXPENSE
Deposits	22,528	27,900	42,879
Short-term borrowings	332	305	607
Long-term borrowings	548	1,263	1,876
Junior subordinated debentures	4,111	2,447	2,447

Total interest expense	27,519	31,915	47,809

Net interest income	117,246	109,117	109,330
Provision for loan losses	2,699	3,722	5,276

Net interest income after provision for loan losses	114,547	105,395	104,054

NONINTEREST INCOME
Trust revenue	4,490	4,267	3,989
Service charges on deposits	27,063	25,771	25,001
Securities transactions	(236)	3,283	291
Income from sales of loans	1,753	2,303	1,370
Other	18,785	13,196	14,561

Total noninterest income	51,855	48,820	45,212

NONINTEREST EXPENSE
Salaries and employee benefits	63,216	57,326	56,119
Occupancy and fixed assets expense, net	6,488	6,187	5,429
Depreciation	6,128	5,455	5,423
Amortization of intangible assets	831	580	600
Data processing services	2,493	2,339	2,117
Net expense from other real estate owned	524	401	428
Loss on early extinguishment of debt	—	2,429	—
Marketing and business promotion	3,382	2,906	3,018
Other	25,682	27,759	25,246

Total noninterest expense	108,744	105,382	98,380

Income before taxes	57,658	48,833	50,886
Income tax expense	(20,482)	(16,951)	(17,324)

Net income	37,176	31,882	33,562
Other comprehensive income, net of tax of $(3,989), $(1,597) and $4,119, respectively
Unrealized gains (losses) on securities	(6,839)	(3,928)	6,709
Reclassification adjustment for gains included in net income	154	(2,134)	—

Comprehensive income	$30,491	$25,820	$40,271

NET INCOME PER COMMON SHARE
Basic	$4.75	$4.07	$4.12

Diluted	$4.65	$4.00	$4.06

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2004		2003		2002
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	7,822,637	$7,823	8,136,852	$8,137	8,260,099	$8,260
Shares issued	59,659	60	45,860	46	63,352	63
Shares acquired and canceled	(41,500)	(42)	(360,075)	(360)	(186,599)	(186)

Issued at end of period	7,840,796	$7,841	7,822,637	$7,823	8,136,852	$8,137

CAPITAL SURPLUS
Balance at beginning of period		$60,819		$59,232		$57,412
Common stock issued		2,235		1,587		1,820

Balance at end of period		$63,054		$60,819		$59,232

RETAINED EARNINGS
Balance at beginning of period		$176,893		$168,240		$148,306
Net income		37,176		31,882		33,562
Dividends on common stock ($1.06, $0.94 and $0.80 per share, respectively)		(8,301)		(7,343)		(6,502)
Common stock acquired and canceled		(2,318)		(15,886)		(7,126)

Balance at end of period		$203,450		$176,893		$168,240

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period		$9,837		$15,899		$9,190
Net change		(6,685)		(6,062)		6,709

Balance at end of period		$3,152		$9,837		$15,899

Total stockholders’ equity		$277,497		$255,372		$251,508

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,176	$31,882	$33,562
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	2,699	3,722	5,276
Depreciation and amortization	6,959	6,035	6,023
Net amortization of securities premiums and discounts	2,740	2,185	486
Realized securities losses (gains)	236	(3,283)	(291)
Gain on sales of loans	(1,753)	(2,125)	(1,370)
Gain on sale of minority stock	(2,874)	—	—
Proceeds from sales of loans held for sale	91,242	137,308	100,383
Deferred income tax provision	1,245	867	1,071
Amortization of tax basis difference	1,301	—	—
Provision for losses on other real estate owned	381	288	267
Decrease in interest receivable	283	3,427	486
Increase (decrease) in interest payable	143	(1,970)	(3,780)
Other, net	(5,222)	(9,315)	298

Net cash provided by operating activities	134,556	169,021	142,411

INVESTING ACTIVITIES
Net cash and due from banks provided (used) for acquisitions	(3,960)	11,562	—
Purchases of securities:
Held for investment	(3,074)	(1,962)	(5,223)
Available for sale	(172,132)	(182,622)	(129,356)
Maturities of securities:
Held for investment	8,356	16,394	21,009
Available for sale	143,103	100,878	99,339
Proceeds from sales and calls of securities:
Held for investment	1,031	2,194	916
Available for sale	14,072	92,386	2,471
Net (increase) decrease in federal funds sold	(24,191)	28,191	74,000
Purchases of loans	(39,030)	(16,473)	(14,423)
Proceeds from sales of loans	63,520	60,910	39,332
Net other increase in loans	(268,281)	(245,762)	(232,624)
Purchases of premises and equipment	(9,085)	(7,597)	(9,099)
Proceeds from the sale of other real estate owned and repossessed assets	5,324	4,807	6,395
Other, net	9,787	406	2,814

Net cash used for investing activities	(274,560)	(136,688)	(144,449)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	129,678	135,251	162,807
Net decrease in certificates of deposits	(57,935)	(110,235)	(135,487)
Net increase (decrease) in short-term borrowings	11,097	(14,516)	(27,648)
Net increase (decrease) in long-term borrowings	(4,195)	(23,024)	9,997
Issuance of junior subordinated debentures	26,804	—	—
Issuance of common stock	2,295	1,633	1,883
Acquisition of common stock	(2,360)	(16,246)	(7,312)
Cash dividends paid	(8,301)	(7,173)	(6,202)

Net cash provided (used) by financing activities	97,083	(34,310)	(1,962)

Net decrease in cash and due from banks	(42,921)	(1,977)	(4,000)
Cash and due from banks at the beginning of the period	159,128	161,105	165,105

Cash and due from banks at the end of the period	$116,207	$159,128	$161,105

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest	$27,376	$33,785	$51,589

Cash paid during the year for income taxes	$16,976	$15,026	$15,326

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to generally accepted accounting principles and general practice within the banking industry. A summary of the significant accounting policies follows.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, Wilcox & Jones, Inc., and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibanc Insurance Agency, Inc., BancFirst Agency, Inc., Lenders Collection Corporation and PremierSource, LLC. Three other operating subsidiaries of BancFirst, Mojave Asset Management Company, Desert Asset Management Company, and Delamar Asset Management Limited Partnership, were liquidated and dissolved in August 2004. One other operating subsidiary of BancFirst, Express Financial Corporation, was liquidated and dissolved in December 2004. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts for 2003 and 2002 have been reclassified to conform to the 2004 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States inherently involves the use of estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. These estimates relate principally to the determination of the allowance for loan losses, income taxes and the fair value of financial instruments and the valuation of intangibles. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported.

Securities

The Company does not engage in securities trading activities. Any sales of securities are for the purpose of executing the Company’s asset/liability management strategy, eliminating a perceived credit risk in a specific security, or providing liquidity. Securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated market value. Securities with limited marketability, such as Federal Home Loan Bank stock, are carried at cost, which approximates fair value, and are classified as available for sale. Unrealized gains or losses on securities available for sale are reported as a component of stockholders’ equity, net of income tax. Gains or losses from sales of securities are based upon the book values of the specific securities sold. Securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method. The Company reviews its portfolio of securities for impairment at least quarterly. Impairment is considered to be other-than-temporary if it is likely that all amounts contractually due will not be received for debt securities and when there is no positive evidence indicating that an investment’s carrying amount is recoverable in the near term for equity securities. When impairment is considered other-than-temporary, the cost basis of the security is written down to fair value, with the impairment charge included in earnings. In evaluating whether the impairment is temporary or other-than-temporary, the Company considers, among other things, the time period the security has been in an unrealized loss position, and whether the Company has the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

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

Allowance for Loan Losses

The allowance for loan losses is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The amount of the allowance for loan losses is based on past loan loss experience, evaluations of known impaired loans, levels of adversely classified loans, general economic conditions and other environmental factors. A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The majority of the Company’s impaired loans are collateral dependent. For collateral dependent loans, the amount of impairment is measured based upon the fair value of the underlying collateral and is included in the allowance for loan losses.

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

Intangible Assets

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of the core deposits. Prior to 2002, the excess of cost over the fair value of assets acquired (goodwill) was amortized on a straight-line basis over fifteen to forty years, depending upon when the goodwill originated. Beginning with 2002, goodwill is no longer amortized, but is not evaluated annually for impairment. Customer relationship intangibles are amortized on a straight-line basis over eighteen years. All intangible assets are reviewed in the fourth quarter for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the income statement.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

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

	Year Ended December 31,
	2004		2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
APB 25 charge	$—	$—	$—	$—	$—	$—
FAS 123 charge		601	—	706	—	643
Net income	37,176	36,575	31,882	31,176	33,562	32,919
Net income per share:
Basic	$4.75	$4.67	$4.07	$3.98	$4.12	$4.05
Diluted	4.65	4.57	4.00	3.91	4.06	3.99

The effects of applying FAS 123 to the pro forma disclosure are not indicative of future results. FAS 123 does not apply to grants of options prior to 1995 and the Company anticipates making additional grants in the future.

Income Taxes

The Company files a consolidated income tax return. Deferred taxes are recognized under the liability method based upon the future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, using the tax rates expected to apply to taxable income in the periods when the related temporary differences are expected to be realized.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This Statement is effective for fiscal years beginning after December 15, 2001, and replaces Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and also replaces the provisions of Accounting Principles Board Opinion No. 30, “Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business”, for disposals of segments of a business. Statement 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the ongoing operations of the entity. Since the provisions of this Statement are to be applied prospectively, the adoption of this new standard did not have a material effect on the Company’s consolidated financial statements.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”) which provides guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. Special purpose entities and other types of entities are assessed for consolidation under this new guidance. FIN 46 requires a variable interest entity to be consolidated if the company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. FIN 46 is effective immediately for interests in variable interest entities acquired after January 31, 2003. It applied in the first interim period after June 15, 2003 to interests in variable interest entities acquired before February 1, 2003. As of October 9, 2003, the FASB deferred compliance with FIN 46 from July 1, 2003 to the first period ending after December 15, 2003 for variable interest entities created prior to February 1, 2003. However, the Company adopted FIN 46 on July 1, 2003, as originally issued, and de-consolidated BFC Capital Trust I. In December 2003, the FASB issued a revision of FIN 46 (“Revised FIN 46”) that codified the proposed modifications and other decisions previously issued through certain FASB Staff Positions, made other revisions, and superseded the original FIN 46. The effect of this de-consolidation was to remove the $25,000 of 9.65% Capital Securities and the related interest expense from the Company’s consolidated financial statements, and instead report the $25,000 of Junior Subordinated Debentures issued by BancFirst Corporation to the Trust, and the related interest expense thereon. In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies.

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

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, “Meaning of Other Than Temporary Impairment,” which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB revised SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123R). SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to nonemployees. The provisions of this statement will become effective for interim periods beginning July 1, 2005 for all equity awards granted after the effective date. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Company recognizes forfeitures as they occur. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(2) MERGERS & ACQUISITIONS AND RECENT TRANSACTIONS

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

In October 2004, the Company completed the acquisition of Wilcox & Jones, Inc., an independent insurance agency headquartered in Tulsa, Oklahoma for $4.8 million. The purchase price included $4.0 million in cash and $800 in notes payable. As a result of the acquisition, Wilcox & Jones was merged into the Company and became a wholly-owned subsidiary of BancFirst Corporation. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition have been included in the Company’s consolidated financial statements from the date of the acquisition forward.

In 2004, the Company sold minority interests it owned in two community banks and recognized pre-tax gains totaling $2.78 million.

(3) DUE FROM BANKS AND FEDERAL FUNDS SOLD

The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. It also sells federal funds to certain of these institutions on an overnight basis. As a result, the Company had concentrations of credit risk in four institutions totaling $130,000 at December 31, 2004 and in one institution totaling $28,239 at December 31, 2003. These institutions are selected based on the strength of their financial condition and their creditworthiness. No collateral is required on such balances.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or on deposit with the Federal Reserve Bank. The average amount of reserves maintained for each of the years ended December 31, 2004 and 2003 was approximately $21,027 and $20,000, respectively.

(4) SECURITIES

The table below summarizes securities held for investment and securities available for sale:

	December 31,
	2004	2003
Held for investment at cost (market value: $33,168, and $40,191, respectively)	$32,160	$38,465
Available for sale, at market value	528,074	526,270

Total	$560,234	$564,735

The table below summarizes the amortized cost and estimated market values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2004
U.S. Treasuries	$—	$—	$—	$—
Mortgage backed securities	5,296	187	(3)	5,480
States and political subdivisions	26,864	863	(39)	27,688

Total	$32,160	$1,050	$(42)	$33,168

December 31, 2003
U.S. Treasuries	$788	$—	$—	$788
Mortgage backed securities	7,493	326	(1)	7,818
States and political subdivisions	30,184	1,408	(7)	31,585

Total	$38,465	$1,734	$(8)	$40,191

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

The table below summarizes the amortized cost and estimated market values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2004
U.S. Treasuries	$1,655	$21	$(12)	$1,664
Other U.S. federal agencies (1)	479,255	4,805	(1,672)	482,388
Mortgage backed securities	17,464	238	(10)	17,692
States and political subdivisions	10,579	148	(12)	10,715
Other securities (2)	14,430	1,185	—	15,615

Total	$523,383	$6,397	$(1,706)	$528,074

December 31, 2003
U.S. Treasuries	$2,156	$33	$—	$2,189
Other U.S. federal agencies (1)	455,476	14,163	(110)	469,529
Mortgage backed securities	27,583	354	(8)	27,929
States and political subdivisions	11,907	189	(13)	12,083
Other securities (2)	14,217	323	—	14,540

Total	$511,339	$15,062	$(131)	$526,270

(1)	Primarily consists of FHLMC, FMNA, GNMA and mortgage backed securities.
(2)	Primarily consists of FHLB stock and equity securities.

The maturities of securities held for investment and available for sale are summarized below. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average estimated maturities of the underlying collateral.

	December 31,
	2004		2003
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Held for Investment
Contractual maturity of debt securities:
Within one year	$5,486	$5,529	$7,860	$7,943
After one year but within five years	20,169	20,759	21,233	22,240
After five years but within ten years	4,694	4,982	7,100	7,589
After ten years	1,811	1,898	2,272	2,419

Total	$32,160	$33,168	$38,465	$40,191

Available for Sale
Contractual maturity of debt securities:
Within one year	$119,923	$120,719	$143,009	$144,059
After one year but within five years	378,098	380,630	328,778	342,067
After five years but within ten years	9,722	9,851	15,227	15,402
After ten years	1,385	1,438	10,281	10,389

Total debt securities	509,128	512,638	497,295	511,917
Equity securities	14,255	15,436	14,044	14,353

Total	$523,383	$528,074	$511,339	$526,270

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

The following is a detail of realized securities gains, losses and impairments:

	Year Ended December 31,
	2004	2003	2002
Proceeds	$316	$89,921	$2,181
Gross gains realized	27	3,308	291
Gross losses realized	—	—	—
Impairments	263	25	—

Securities having book values of $475,972, $439,105 and $432,578 at December 31, 2004, 2003 and 2002, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

A total of 71 securities had unrealized losses at December 31, 2004. These securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Held to Maturity
U.S. federal agencies	$—	$—	$657	$3	$657	$3
States, political subdivisions, and other	110	—	2,971	39	3,081	39

Total	$110	$—	$3,628	$42	$3,738	$42

Available for Sale
U.S. federal agencies	$29,865	$211	$143,224	$1,483	$173,089	$1,694
States, political subdivisions, and other	275	1	2,647	11	2,922	12

Total	$30,140	$212	$145,871	$1,494	$176,011	$1,706

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2004, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2004, management believes the impairments detailed in the table above are temporary and no material impairment loss has been realized in the Company’s consolidated income statement.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2004		2003
	Amount	Percent	Amount	Percent
Commercial and industrial	$382,438	18.27%	$409,910	21.05%
Agriculture	93,691	4.48	85,094	4.37
State and political subdivisions:
Taxable	3,093	0.15	221	0.01
Tax-exempt	15,822	0.76	20,560	1.06
Real Estate:
Construction	152,402	7.28	153,755	7.90
Farmland	83,887	4.01	83,843	4.31
One to four family residences	502,015	23.98	441,010	22.65
Multifamily residential properties	11,987	0.57	10,316	0.53
Commercial	544,370	26.00	455,961	23.41
Consumer	273,548	13.07	265,437	13.63
Other	30,262	1.43	21,116	1.08

Total loans	$2,093,515	100.00%	$1,947,223	100.00%

Loans held for sale (included above)	$9,066		$4,115

The Company’s loans are mostly to customers within Oklahoma and over half of the loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral. The amount of estimated loss due to credit risk in the Company’s loan portfolio is provided for in the allowance for loan losses. The amount of the allowance required to provide for all existing losses in the loan portfolio is an estimate based upon evaluations of loans, appraisals of collateral and other estimates which are subject to change due to changing economic conditions and the economic prospects of borrowers. It is reasonably possible that a material change could occur in the estimated allowance for loan losses in the near term.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

Changes in the allowance for loan losses are summarized as follows:

	Year Ended December 31,
	2004	2003	2002
Balance at beginning of period	$26,148	$24,367	$24,531

Charge-offs	(4,179)	(4,493)	(6,552)
Recoveries	1,078	1,288	1,112

Net charge-offs	(3,101)	(3,205)	(5,440)

Provisions charged to operations	2,699	3,722	5,276
Additions from acquisitions	—	1,264	—

Total additions	2,699	4,986	5,276

Balance at end of period	$25,746	$26,148	$24,367

Below is a summary of impaired loans and the amounts included in the allowance for loan losses for impaired loans. No material amounts of interest income were collected on impaired loans for 2004 or 2003.

	Year Ended December 31,
	2004	2003
Allowance for loss on impaired loans	$1,908	$2,126
Recorded balance of impaired loans	7,597	4,194

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
2002	$7,491	$4,292	$(4,591)	$7,192
2003	$7,192	$38,528	$(23,078)	$22,642
2004	$22,642	$9,121	$(22,893)	$8,870

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statement of cash flows. Such transfers totaled $4,909 and $5,443 for the years ended December 31, 2004 and 2003, respectively.

(6)	PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment by classification:

	December 31,
	2004	2003
Land	$14,759	$13,419
Buildings	69,152	67,351
Furniture, fixtures and equipment	43,558	40,928
Accumulated depreciation	(58,826)	(55,275)

Total	$68,643	$66,423

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

The following is a summary of intangible assets:

	December 31,
	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$6,297	$(2,370)	$7,981	$(3,255)
Customer relationship intangibles	2,308	(32)	—	—

Total	$8,605	$(2,402)	$7,981	$(3,255)

Amortization of intangible assets and estimated amortization of intangible assets are as follows:

Amortization
Year ended December 31:
2004	$831
2003	580
2002	600

Estimated Amortization
Year ending December 31:
2005	$804
2006	767
2007	606
2008	512
2009	512

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Year Ended:
December 31, 2004
Balance at beginning of period	$12,993	$14,088	$—	$1,713	$(1,183)	$27,611
Acquisitions	211	124	2,485	—	—	2,820
Adjustments	(385)	—	—	—	—	(385)

Balance at end of period	$12,819	$14,212	$2,485	$1,713	$(1,183)	$30,046

Year Ended:
December 31, 2003
Balance at beginning of period	$7,144	$12,561	$—	$1,713	$(1,183)	$20,235
Acquisitions	5,849	1,612	—	—	—	7,461
Branch Closing	—	(85)	—	—	—	(85)

Balance at end of period	$12,993	$14,088	$—	$1,713	$(1,183)	$27,611

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(8) TIME DEPOSITS

Certificates of deposit in denominations of $100 or more totaled $222,818 and $250,891 at December 31, 2004 and 2003, respectively. At December 31, 2004, the scheduled maturities of all certificates of deposit are as follows:

2005	$524,555
2006	81,864
2007	35,910
2008	11,669
2009	33,839
Thereafter	28

Total	$687,865

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2004	2003
Federal funds purchased	$20,592	$5,698
Repurchase agreements	7,115	6,912
Notes payable	—	4,000

Total	$27,707	$16,610

Weighted average interest rate	1.21%	1.11%

Federal funds purchased represents borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

The notes payable represented short-term advances on a $12,000 revolving line of credit with another bank. Advances under the line of credit beared interest at one of three specified rates, at the option of the Company. Interest was due quarterly and at maturity, or at the end of various interest periods which was selected by the Company. Any outstanding principal was due at the maturity of the note. The note was not renewed after maturity in April 2004.

(10) LONG-TERM BORROWINGS

The Company borrows under a line of credit from the Federal Home Loan Bank of Topeka, Kansas in order to match-fund certain long-term fixed rate loans. Such advances are at rates of from 5.09% to 7.86% and mature from 2005 through 2008. Interest payments on the advances are due monthly. Required principal payments on the advances for 2005 total $3,292. The Company’s assets, including residential first mortgages, are pledged as collateral for the borrowings under the line of credit.

In October 2004, the Company issued two promissory notes related to the acquisition of Wilcox & Jones, Inc., an independent insurance agency, totaling $800. The notes are payable to the prior principals who remain in management with the agency. The notes mature in three equal annual installments with the first installment of $267 due in October 2005. The notes have a six month adjustable interest rate equal to the 180 day Treasury Bill. At December 31, 2004, the effective interest rate was 1.95%.

In June 2003, the Company retired $25,100 of Federal Home Loan Bank advances under its line of credit, and recognized a loss on early extinguishment of debt of $2,429. This early retirement of the advances was part of a plan to adjust the Company’s interest rate sensitivity. These retired advances had fixed rates from 3.47% to 7.87% and maturities from 2008 to 2017.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

Maturities of long-term debt as of December 31, 2004 are as follows:

2005	$3,559
2006	2,918
2007	1,104
2008	234
2009 and after	—

Total	$7,815

(11) JUNIOR SUBORDINATED DEBENTURES

In January 1997, BancFirst Corporation established BFC Capital Trust I (the “Trust”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of the Trust. In February 1997, the Trust issued $25,000 of aggregate liquidation amount of 9.65% Capital Securities, Series A (the “Capital Securities”) to other investors. The proceeds from the sale of the Capital Securities and the common securities of the Trust were invested in $25,000 of 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the “9.65% Junior Subordinated Debentures”) of BancFirst Corporation. The Series A Capital Securities and 9.65% Junior Subordinated Debentures were subsequently exchanged for Series B Capital Securities and Junior Subordinated Debentures, pursuant to a Registration Rights Agreement. The terms of the Series A and Series B securities are identical in all material respects. Interest payments on the 9.65% Junior Subordinated Debentures are payable January 15 and July 15 of each year. Such interest payments may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the 9.65% Junior Subordinated Debentures is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Capital Securities represent an undivided interest in the 9.65% Junior Subordinated Debentures, are guaranteed by BancFirst Corporation. In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

In January 2004, BancFirst Corporation established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of BFC II. In February 2004, BFC II issued $25,000 of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1,000 in Trust Preferred Securities through the execution of an over-allotment option. The proceeds from the sale of the Trust Preferred Securities and the common securities of BFC II were invested in $26,804 of 7.20% Junior Subordinated Debentures of BancFirst Corporation. Interest payments on the 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Trust Preferred Securities represent an undivided interest in the 7.20% Junior Subordinated Debentures, are guaranteed by BancFirst Corporation. In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

(12) INCOME TAXES

The components of the Company’s income tax expense are as follows:

	Year Ended December 31,
	2004	2003	2002
Current taxes: Federal	$(17,902)	$(15,108)	$(15,377)
State	(1,335)	(976)	(876)
Deferred taxes	(1,245)	(867)	(1,071)

Total income taxes	$(20,482)	$(16,951)	$(17,324)

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

Income tax expense (benefit) applicable to securities transactions approximated $(51) and $1,149 for the years ended December 31, 2004 and 2003, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes follows:

	Year Ended December 31,
	2004	2003	2002
Tax expense at the federal statutory tax rate	$(20,180)	$(17,091)	$(17,810)
(Increase) decrease in tax expense from:
Tax-exempt income, net	846	938	1,087
Excess cost amortization	—	—	(124)
State tax expense including amortization of basis difference, net of federal tax benefit	(1,301)	(582)	(518)
Federal tax credits	809	—	—
Other, net	(656)	(216)	41

Total tax expense	$(20,482)	$(16,951)	$(17,324)

The net deferred tax asset (liability) consisted of the following:

	December 31,
	2004	2003
Allowance for loan losses	$8,894	$9,003
Basis difference related to tax credits	1,502	—
Discount on securities of banks acquired	117	98
Write-downs of other real estate owned	167	241
Deferred compensation	636	662
Other	70	145

Gross deferred tax assets	11,386	10,149

Unrealized net gains on securities available for sale	(1,582)	(5,128)
Depreciation	(2,961)	(2,278)
Leveraged lease	(3,335)	(2,867)
Other	(1,059)	(1,890)

Gross deferred tax liabilities	(8,937)	(12,163)

Net deferred tax asset (liability)	$2,449	$(2,014)

During 2004, the Company made an investment in an entity that qualified for Federal New Market Tax Credits and Oklahoma Small Business Capital Formation Credits. A deferred tax asset and other deferred asset were recorded for the difference between the basis in the investment for financial reporting and tax purposes. The deferred tax asset is being realized in relation to the utilization of the federal tax credits. The other deferred asset is being amortized to income tax expense in relation to the utilization of the federal and Oklahoma tax credits. Although not anticipated, the federal tax credits may be subject to recapture in future years upon the occurrence of certain events. The net effect of the tax credits utilized, the realization of the deferred tax asset and the amortization of the other deferred asset decreased total income tax expense for 2004 by $381.

(13) EMPLOYEE BENEFITS

In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the “ESOP”) effective January 1, 1985. The ESOP covers all eligible employees, as defined in the ESOP, of the Company and its subsidiaries. The ESOP allows employees to defer up to the maximum legal limit of their compensation, of which the Company may match 50%, but not to exceed 3% of their compensation. In addition, the Company may make discretionary contributions to the ESOP, as determined by the Company’s Board of Directors. The aggregate amounts of contributions by the Company to the ESOP for the years ended December 31, 2004, 2003 and 2002, were approximately $3,149, $2,170 and $2,266, respectively.

BancFirst Corporation also adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In 2004, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 1,200,000. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2004 will become exercisable through the year 2011. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). A total of 75,000 shares may be issued under the plan. Each non-employee director is granted an option for 5,000 shares. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2004 will become exercisable through the year 2007. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

A summary of the options granted under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan is as follows:

	Year Ended December 31,
	2004		2003		2002
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	597,436	$34.79	565,000	$31.81	558,875	$29.40
Options granted	62,550	59.95	80,228	51.10	88,500	39.86
Options exercised	(58,123)	25.43	(41,292)	26.21	(55,500)	20.81
Options canceled	(31,375)	49.56	(6,500)	31.82	(26,875)	30.87

Outstanding at end of year	570,488	37.69	597,436	34.79	565,000	31.80

Exercisable at end of year	218,274	29.45	214,960	27.36	172,627	25.19

Weighted average fair value of options granted	$14.78		$14.93		$12.75

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: a dividend yield of from 1.5% to 2.0%; risk-free interest rates are different for each grant and range from 3.74% to 7.74%; the expected lives of the options are from five to ten years; and volatility of the Company’s stock price is from 16.23% to 90.52% for all grants.

A summary of options outstanding under the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan as of December 31, 2004 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life in Years	Wgtd. Avg. Exercise Price	Number Exercisable	Wgtd. Avg. Exercise Price
$15.13 to $18.63	20,000	1.73	$16.88	20,000	$16.88
$20.75 to $29.50	61,325	6.76	24.07	59,450	23.90
$30.50 to $39.81	292,585	9.59	34.13	137,524	33.58
$40.00 to $65.78	196,578	9.44	49.33	1,300	40.00

$15.13 to $65.78	570,488	8.96	37.68	218,274	29.45

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

	Year Ended December 31,
	2004		2003		2002
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	2,456	$15.82	4,674	$15.05	11,525	$15.67
Options exercised	—	—	(2,218)	14.20	(6,851)	16.09
Options canceled	—	—	—	—	—	—

Outstanding at end of year	2,456	$15.82	2,456	15.82	4,674	15.05

A summary of options outstanding under the AmQuest Employees Stock Option Plans as of December 31, 2004 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price
$13.58 to $17.05	2,456	1.36	$15.82

AmQuest’s other stock option plan was for non-employee directors (the “AmQuest Directors’ Stock Option Plan”). The AmQuest Directors Stock Option Plan was authorized to issue up to 118,755 shares and the options were fully exercisable when granted. These options will expire at various dates through May 2007. A summary of the options granted under the AmQuest Directors Stock Option Plan is as follows:

	Year Ended December 31,
	2004		2003		2002
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	2,775	$18.62	4,913	$17.39	5,785	$17.26
Options exercised	(871)	18.86	(2,138)	15.80	(872)	16.51

Outstanding at end of year	1,904	18.51	2,775	18.62	4,913	17.39

A summary of options outstanding under the AmQuest Directors Stock Option Plan as of December 31, 2004 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price
$13.58 to $20.84	1,904	1.85	$18.51

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

	December 31,
	2004	2003
Accumulated stock units	13,636	11,796
Average price	$42.54	$39.17

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

(c) Common stock: $1.00 par value; 20,000,000 shares authorized. At December 31, 2004 and 2003, there were 7,840,796 shares and 7,822,637 shares issued and outstanding, respectively.

On May 27, 2004, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the Company has the authority to issue from 15,000,000 shares to 20,000,000 shares.

In January 2003, BancFirst Corporation repurchased 320,000 shares of its common stock for $14,400. The shares were repurchased through a market-maker in the Company’s stock and the repurchase was not a part of the Company’s ongoing Stock Repurchase Program.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 277,916 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 182,265 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2004 there were 208,126 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

	Year Ended December 31,
	2004	2003
Number of shares repurchased	41,500	40,075
Average price of shares repurchased	$56.85	$45.80

BancFirst Corporation’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At December 31, 2004, approximately $47,052 of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

During any deferral period or any event of default on the Junior Subordinated Debentures, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. The required capital amounts and the Company’s and BancFirst’s respective ratios are shown below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2004:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$319,791	13.88%	$184,000	8.00%	N/A	N/A
BancFirst	260,454	11.43%	182,400	8.00%	$228,000	10.00%

Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	293,650	12.75%	92,200	4.00%	N/A	N/A
BancFirst	234,313	10.28%	91,200	4.00%	136,700	6.00%

Tier I Capital
(to Total Assets)-
BancFirst Corporation	293,650	9.75%	90,500	3.00%	N/A	N/A
BancFirst	234,313	7.90%	89,000	3.00%	148,500	5.00%

As of December 31, 2003:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$266,765	12.48%	$171,000	8.00%	N/A	N/A
BancFirst	233,653	11.42%	163,700	8.00%	$204,600	10.00%
Lincoln National Bank	9,816	14.81%	5,300	8.00%	6,628	10.00%

Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	240,532	11.26%	85,500	4.00%	N/A	N/A
BancFirst	208,507	10.19%	81,800	4.00%	122,700	6.00%
Lincoln National Bank	8,984	13.55%	2,650	4.00%	3,975	6.00%

Tier I Capital
(to Total Assets)-
BancFirst Corporation	240,532	8.33%	86,800	3.00%	N/A	N/A
BancFirst	208,507	7.57%	82,500	3.00%	137,600	5.00%
Lincoln National Bank	8,984	8.83%	3,050	3.00%	5,080	5.00%

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. As of December 31, 2004 and 2003, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(15) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Year Ended December 31, 2004
Basic
Income available to common stockholders	$37,176	7,830,513	$4.75

Effect of stock options	—	165,023

Diluted
Income available to common stockholders plus assumed exercises of stock options	$37,176	7,995,536	$4.65

Year Ended December 31, 2003
Basic
Income available to common stockholders	$31,882	7,835,589	$4.07

Effect of stock options	—	137,286

Diluted
Income available to common stockholders plus assumed exercises of stock options	$31,882	7,972,875	$4.00

Year Ended December 31, 2002
Basic
Income available to common stockholders	$33,562	8,136,762	$4.12

Effect of stock options	—	123,401

Diluted
Income available to common stockholders plus assumed exercises of stock options	$33,562	8,260,163	$4.06

Below is the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2004	5,186	$64.53
December 31, 2003	9,918	$52.59
December 31, 2002	7,500	$44.80

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(16) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Cash	$41,713	$7,313
Securities	2,202	2,177
Loans	—	300
Investments in subsidiaries	284,261	274,604
Intangible assets	1,713	1,713
Dividends receivable	3,502	965
Other assets	2,076	1,244

Total assets	$335,467	$288,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$5,366	$3,944
Notes payable	800	4,000
Junior subordinated debentures	51,804	25,000
Stockholders’ equity	277,497	255,372

Total liabilities and stockholders’ equity	$335,467	$288,316

STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
OPERATING INCOME
Dividends from subsidiaries	$12,738	$22,338	$23,521
Interest:
Loans	1	226	219
Securities	328	328	318
Interest-bearing deposits	398	31	81
Other	2,874	—	25

Total operating income	16,339	22,923	24,164

OPERATING EXPENSE
Interest	4,105	2,494	2,469
Amortization	—	1	1
Other	124	95	178

Total operating expense	4,229	2,590	2,648

Income before income taxes and equity in undistributed earnings of subsidiaries	12,110	20,333	21,516
Allocated income tax benefit	129	645	661

Income before equity in undistributed earnings of subsidiaries	12,239	20,978	22,177
Equity in undistributed earnings of subsidiaries	24,937	10,904	11,385

Net income	$37,176	$31,882	$33,562

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,176	$31,882	$33,562
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	—	1	1
Gain on sale of assets	(2,874)	—	—
Equity in undistributed earnings of subsidiaries	(24,937)	(10,904)	(11,385)
(Increase) decrease in dividends receivable	(2,537)	6,203	(4,850)
Other, net	551	646	435

Net cash provided by operating activities	7,379	27,828	17,763

INVESTING ACTIVITIES
Net cash used for acquisitions	(3,960)	(17,294)	—
Proceeds from sale of assets	18,877	—	—
Purchases of securities	(26)	(15)	(12)
Net (increase) decrease in loans	300	3,900	(1,100)
Other, net	(2,608)	—	15

Net cash provided (used) by investing activities	12,583	(13,409)	(1,097)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable	—	4,000	—
Principal payments on notes payable	(4,000)	—	—
Issuance of junior subordinated debentures	26,804	—	—
Issuance of common stock	2,295	1,633	1,883
Acquisition of common stock	(2,360)	(16,246)	(7,312)
Cash dividends paid	(8,301)	(7,173)	(6,202)

Net cash provided (used) by financing activities	14,438	(17,786)	(11,631)

Net increase (decrease) in cash	34,400	(3,367)	5,035
Cash at the beginning of the period	7,313	10,680	5,645

Cash at the end of the period	$41,713	$7,313	$10,680

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	3,710	$2,470	$2,469

Cash received during the period for income taxes, net	$(1,938)	$(1,524)	$(1,568)

(17) RELATED PARTY TRANSACTIONS

In January 2004, the Company purchased land for one of its branches from a director of the Company for $540, pursuant to a purchase option in the lease agreement for the property.

In October 2004, the Company issued two promissory notes related to the acquisition of Wilcox & Jones, Inc., an independent insurance agency, totaling $800. The notes are payable to the prior principals who remain in management with the agency. The notes mature in three equal installments with the first installment of $267 due in October 2005. The notes have a six month adjustable interest rate equal to the 180 day Treasury Bill. At December 31, 2004, the effective interest rate was 1.95%.

BancFirst sells credit life, credit accident and health, and ordinary life insurance policies for Century Life, which BancFirst Corporation acquired 75% of in 2001, and which is included in the Company’s consolidated financial statements beginning in 2001. BancFirst retains 40% of the commissions for such sales, which is the maximum amount permitted by law. The net income of Century Life for the years ended December 31, 2004, 2003, and 2002 was $386, $455, and $400, respectively.

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

	December 31,
	2004	2003	2002
Loan commitments	$515,034	$432,722	$396,200
Letters of credit	39,936	31,326	28,964

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

The Company leases office space in thirteen buildings, three parcels of land on which it owns buildings, and sixteen ATM locations. These leases expire at various dates through 2064.

The future minimum rental payments under these leases are as follows:

Year Ending December 31:
2005	$710
2006	655
2007	642
2008	625
2009	578
Later years	3,814

Total	$7,024

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $1,026, $929 and $993 during 2004, 2003 and 2002, respectively.

In 2004 the Company submitted a claim to its Fidelity Bond carrier for a loss it incurred and expensed in 2003. The amount of the claim approximated $2 million. As of the date of this report, the insurance carrier is still reviewing information regarding this claim and has not made a determination as to the extent of coverage, if any. Any recovery under the Fidelity Bond would be reported as income in the period it is received.

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

Loans

For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. For residential mortgage loans held for sale and guaranteed student loans, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
FINANCIAL ASSETS
Cash and due from banks	$100,564	$100,564	$155,367	$155,367
Federal funds sold and interest-bearing deposits	145,643	145,643	109,570	109,570
Securities	560,234	561,242	564,735	566,461
Loans:
Loans (net of unearned interest)	2,093,515		1,947,223
Allowance for loan losses	(25,746)		(26,148)

Loans, net	2,067,769	2,052,752	1,921,075	1,925,164
FINANCIAL LIABILITIES
Deposits	2,657,434	2,661,774	2,585,690	2,592,154
Short-term borrowings	27,707	27,707	16,610	16,610
Long-term borrowings	7,815	8,159	11,063	11,686
Junior subordinated debentures	51,804	52,938	25,000	27,278
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		901		757
Letters of credit		300		235

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

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
December 31, 2004
Net interest income (expense)	$39,023	$76,281	$6,254	$(4,264)	$(48)	$117,246
Provision for loan losses	974	1,647	97	(19)	—	2,699
Noninterest income	10,299	23,215	13,161	46,866	(41,686)	51,855
Depreciation and amortization	2,146	3,614	210	1,885	(896)	6,959
Other expenses	26,033	48,422	13,935	12,396	1,000	101,785

Income before taxes	$20,169	$45,812	$5,172	$28,341	(41,836)	$57,658

Total Assets	$1,215,532	$1,901,720	$175,784	$99,017	(345,075)	$3,046,977

Capital expenditures	$2,245	$4,071	$38	$2,730	—	$9,085

December 31, 2003
Net interest income (expense)	$31,346	$75,917	$6,753	$(4,899)	—	$109,117
Provision for loan losses	633	3,181	(88)	(4)	—	3,722
Noninterest income	8,776	22,659	12,364	58,241	(53,220)	48,820
Depreciation and amortization	1,794	3,228	227	1,688	(902)	6,035
Other expenses	22,091	46,479	13,200	16,557	1,020	99,347

Income before taxes	$15,604	$45,688	$5,778	$35,101	(53,338)	$48,833

Total Assets	$1,066,711	$1,842,729	$176,286	$268,355	(432,712)	$2,921,369

Capital expenditures	$1,045	$3,263	$177	$3,112	—	$7,597

December 31, 2002
Net interest income (expense)	$29,540	$75,477	$6,857	$(2,544)	$—	$109,330
Provision for loan losses	2,357	2,762	416	(259)	—	5,276
Noninterest income	8,103	22,189	12,957	62,483	(60,520)	45,212
Depreciation and amortization	1,681	3,202	259	1,575	(694)	6,023
Other expenses	21,176	45,697	14,400	10,280	804	92,357

Income before taxes	$12,429	$46,005	$4,739	$48,343	(60,630)	$50,886

Total Assets	$930,226	$1,812,821	$144,892	$556,430	(647,507)	$2,796,862

Capital expenditures	$3,280	$3,688	$65	$2,066	—	$9,099

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

(21) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 is as follows:

	Quarter
	Fourth	Third	Second	First
2004
Net interest income	$31,155	$29,840	$28,331	$27,920
Provision for loan losses	899	879	201	720
Noninterest income	14,958	12,453	12,742	11,702
Noninterest expense	27,762	27,234	27,557	26,192
Net income	11,034	9,313	8,638	8,191
Net income per common share:
Basic	1.41	1.19	1.10	1.05
Diluted	1.38	1.17	1.08	1.03

2003
Net interest income	$28,334	$27,006	$27,037	$26,740
Provision for loan losses	1,354	524	1,062	783
Noninterest income	11,601	11,464	13,976	11,779
Noninterest expense	26,401	27,028	27,363	24,588
Net income	7,821	7,391	8,072	8,598
Net income per common share:
Basic	1.00	0.95	1.04	1.09
Diluted	0.98	0.93	1.02	1.07

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.10	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Sixth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statements filed October 8, 2004 and incorporated herein by reference).

10.2*	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003.

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.7	BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent Of Ernst & Young LLP.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.