Form 10-K/A
period 2004-10-31
BANCFIRST CORP /OK/
filed 2005-04-22
CIK 760498

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

In November 2004, the Securities and Exchange Commission (“SEC”) issued an exemptive order providing companies with a market capitalization under $700 million with an extension of up to 45 days for (i) the filing of management’s report on internal controls over financial reporting and (ii) the required attestation on those controls from the registrant’s independent registered public accountants. We elected to utilize a portion of this extension period. This Form 10-K/A is filed in order for BancFirst Corporation (the “Company”) to include management’s report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of the Company’s registered public accounting firm required by Item 308 (b) of Regulation S-K.

As set forth in guidance issued by the Division of Corporation Finance, this Form 10-K/A includes (i) all of the information required by Item 9A of Form 10-K, (ii) the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, and (iii) the consent of Ernst & Young LLP, as well as the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002. All other items of the Annual Report, as originally filed with the SEC on March 16, 2005, are refiled herein for convenience of reference, except that previously filed exhibits are incorporated herein by reference (other than the consent of Ernst & Young LLP and the Section 302 and Section 906 certifications, new forms of which are being included in this filing). This Form 10-K/A does not reflect events occurring after the filing of the Annual Report on Form 10-K filed on March 16, 2005, nor does it modify or update the disclosures presented therein, except with regard to the specific modifications described in this Explanatory Note.

FORM 10-K/A

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

Privacy Provisions of Gramm-Leach-Bliley Act

Under the Gramm-Leach-Bliley Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Incorporated by reference from “Financial Review” contained on pages A-2 through A-20 of the attached Appendix.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from “Financial Review - Market Risk” contained on page A-17 of the attached Appendix.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-23 through A-54 of the attached Appendix, and include the following:

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

Management’s annual report on internal control over financial reporting is incorporated by reference from page A-21 of the attached Appendix. The registered public accounting firm’s attestation report on management’s assessment of the Company’s internal control over financial reporting is incorporated by reference from page A-22 of the attached Appendix.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The above financial statements are incorporated by reference from pages A-23 through A-54 of the attached Appendix.

(2)	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.10	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12		Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1		Sixth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statements filed October 8, 2004 and incorporated herein by reference).

10.2		Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3		1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4		1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5		1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6		BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.7		BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

21.1		Subsidiaries of Registrant (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

23.1	*	Consent of Ernst & Young LLP.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3		Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 18, 2005	BANCFIRST CORPORATION
(Registrant)

/s/ David E. Rainbolt
David E. Rainbolt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 18, 2005.

/s/ H. E. Rainbolt	/s/ David E. Rainbolt
H. E. Rainbolt	David E. Rainbolt
Chairman of the Board	President, Chief Executive Officer and Director
(Principal Executive Officer)	(Principal Executive Officer)

/s/ Dennis L. Brand	/s/ C. L. Craig, Jr.
Dennis L. Brand	C. L. Craig, Jr.
Chief Executive Officer BancFirst and Director	Director
(Principal Executive Officer)

/s/ James R. Daniel
William H. Crawford	James R. Daniel
Director	Vice Chairman of the Board
(Principal Executive Officer)

/s/ K. Gordon Greer	/s/ Robert A. Gregory
K. Gordon Greer	Robert A. Gregory
Vice Chairman of the Board	Vice Chairman of the Board
(Principal Executive Officer)	(Principal Executive Officer)

/s/ Dr. Donald B. Halverstadt	/s/ John C. Hugon
Dr. Donald B. Halverstadt	John C. Hugon
Director	Director

/s/ William O. Johnstone
William O. Johnstone	David R. Lopez
Vice Chairman of the Board	Director
(Principal Executive Officer)

/s/ J. Ralph McCalmont
J. Ralph McCalmont	Tom H. McCasland, III
Director	Director

/s/ Melvin Moran
Melvin Moran	Ronald J. Norick
Director	Director

/s/ Paul B. Odom, Jr.	/s/ David Ragland
Paul B. Odom, Jr.	David Ragland
Director	Director

/s/ Joe T. Shockley, Jr.
G. Rainey Williams, Jr.	Joe T. Shockley, Jr.
Director	Executive Vice President,
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

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management had the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. As of December 31, 2004, the Company had unrealized losses largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Furthermore, as of December 31, 2004, management also had the ability and intent to hold all securities classified as available for sale with an unrealized loss for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2004, management believes the impairments are temporary and no material impairment loss has been realized in the Company’s consolidated income statement.

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

Liquidity and Funding

The Company’s principal sources of liquidity and funding are its generation of profits and diverse deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, competitive service charges and other banking services offered, the Company can, to a limited extent, control its level of deposits. The level and maturity of deposits necessary to support the Company’s lending and investment functions is determined through monitoring loan demand and through its asset/liability management process. Short-term borrowings, comprised primarily of federal funds purchased and repurchase agreements, provide additional funding sources, as well as long-term borrowings. The Company could also utilize the sale of loans, securities, and liquidation of other assets as sources of liquidity and funding.

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

MARKET RISK

December 31, 2004

	Avg. Rate	Expected Maturity / Principal Repayments at December 31,						Balance	Fair Value
		2005	2006	2007	2008	2009	Thereafter
	(Dollars in thousands)
Interest Sensitive Assets
Loans	6.33%	$842,427	$333,244	$246,930	$157,581	$103,220	$410,113	$2,093,515	$2,052,752
Securities	4.21	126,205	136,774	80,388	174,714	8,922	33,231	560,234	561,242
Federal funds sold and interest bearing deposits	2.34	145,643	—	—	—	—	—	145,643	145,643
Interest Sensitive Liabilities
Savings and transaction deposits	0.91	1,162,095	—	—	—	—	—	1,162,095	1,162,095
Time deposits	1.95	524,555	81,864	35,910	11,669	33,839	28	687,865	692,205
Short-term borrowings	1.21	27,707	—	—	—	—	—	27,707	27,707
Long-term borrowings	5.89	3,559	2,918	1,104	234	—	—	7,815	8,159
Junior subordinated debentures	8.39	—	—	—	—	—	51,804	51,804	52,938
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	901
Letters of credit		—	—	—	—	—	—	—	300

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2004.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this annual report, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. Their report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included in this annual report.

BancFirst Corporation

Oklahoma City, Oklahoma

April 18, 2005

/s/ David E. Rainbolt
David E. Rainbolt
President and Chief Executive Officer

/s/ Joe T. Shockley, Jr.
Joe T. Shockley, Jr.
Executive Vice President and
Chief Financial Officer

/s/ Randy Foraker
Randy Foraker
Executive Vice President and
Chief Risk Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of BancFirst Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BancFirst Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BancFirst Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that BancFirst Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, BancFirst Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of BancFirst Corporation and our report dated March 14, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

April 18, 2005

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

March 14, 2005

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Cash and due from banks	$100,564	$155,367
Interest-bearing deposits with banks	15,643	3,761
Federal funds sold	130,000	105,809
Securities (market value: $561,242 and $566,461, respectively)	560,234	564,735
Loans:
Total loans (net of unearned interest)	2,093,515	1,947,223
Allowance for loan losses	(25,746)	(26,148)

Loans, net	2,067,769	1,921,075
Premises and equipment, net	68,643	66,423
Other real estate owned	2,035	3,428
Intangible assets, net	6,203	4,726
Goodwill	30,046	27,611
Accrued interest receivable	18,723	19,006
Other assets	47,117	49,428

Total assets	$3,046,977	$2,921,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$807,474	$720,366
Interest-bearing	1,849,960	1,865,324

Total deposits	2,657,434	2,585,690
Short-term borrowings	27,707	16,610
Accrued interest payable	3,884	3,741
Other liabilities	18,542	21,546
Long-term borrowings	7,815	11,063
Junior subordinated debentures	51,804	25,000
Minority interest	2,294	2,347

Total liabilities	2,769,480	2,665,997

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par; 20,000,000 shares authorized; shares issued and outstanding: 7,840,796 and 7,822,637, respectively	7,841	7,823
Capital surplus	63,054	60,819
Retained earnings	203,450	176,893
Accumulated other comprehensive income, net of income tax of $1,187 and $5,128, respectively	3,152	9,837

Total stockholders’ equity	277,497	255,372

Total liabilities and stockholders’ equity	$3,046,977	$2,921,369

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

B ANCFIRST CORPORATION

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

Intangible Assets

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of the core deposits. Prior to 2002, the excess of cost over the fair value of assets acquired (goodwill) was amortized on a straight-line basis over fifteen to forty years, depending upon when the goodwill originated. Beginning with 2002, goodwill is no longer amortized, but is evaluated annually for impairment. Customer relationship intangibles are amortized on a straight-line basis over eighteen years. All intangible assets are reviewed in the fourth quarter for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the income statement.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

Stock - Based Compensation

The Company uses the intrinsic value method, as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, for accounting for its stock-based compensation. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of these plans to the fair value method. Adoption of the cost recognition provisions of FAS 123 is optional and the Company has not yet adopted such provisions. However, pro forma disclosures as if the Company adopted the cost recognition provisions of FAS 123 in 1995 are required and are presented below.

	Year Ended December 31,
	2004		2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
APB 25 charge	$—	$—	$—	$—	$—	$—
FAS 123 charge	—	601	—	706	—	643
Net income	37,176	36,575	31,882	31,176	33,562	32,919
Net income per share:
Basic	$4.75	$4.67	$4.07	$3.98	$4.12	$4.05
Diluted	4.65	4.57	4.00	3.91	4.06	3.99

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

In December 2004, the FASB revised SFAS 123, “Accounting for Stock-Based Compensation”(SFAS 123R). SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to nonemployees. The provisions of this statement will become effective for interim periods beginning July 1, 2005 for all equity awards granted after the effective date. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. Currently, the Company recognizes forfeitures as they occur. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

In 2004, the Company sold minority interests it owned in two community banks and recognized pre-tax gains totaling $2.87 million.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(4)	SECURITIES

The table below summarizes securities held for investment and securities available for sale:

	December 31,
	2004	2003
Held for investment at cost (market value: $33,168, and $40,191, respectively)	$32,160	$38,465
Available for sale, at market value	528,074	526,270

Total	$560,234	$564,735

The table below summarizes the amortized cost and estimated market values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2004
U.S. Treasuries	$—	$—	$—	$—
Mortgage backed securities	5,296	187	(3)	5,480
States and political subdivisions	26,864	863	(39)	27,688

Total	$32,160	$1,050	$(42)	$33,168

December 31, 2003
U.S. Treasuries	$788	$—	$—	$788
Mortgage backed securities	7,493	326	(1)	7,818
States and political subdivisions	30,184	1,408	(7)	31,585

Total	$38,465	$1,734	$(8)	$40,191

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

The table below summarizes the amortized cost and estimated market values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2004
U.S. Treasuries	$1,655	$21	$(12)	$1,664
U.S. federal agencies(1)	479,255	4,805	(1,672)	482,388
Mortgage backed securities	17,464	238	(10)	17,692
States and political subdivisions	10,579	148	(12)	10,715
Other securities(2)	14,430	1,185	—	15,615

Total	$523,383	$6,397	$(1,706)	$528,074

December 31, 2003
U.S. Treasuries	$2,156	$33	$—	$2,189
U.S. federal agencies(1)	455,476	14,163	(110)	469,529
Mortgage backed securities	27,583	354	(8)	27,929
States and political subdivisions	11,907	189	(13)	12,083
Other securities(2)	14,217	323	—	14,540

Total	$511,339	$15,062	$(131)	$526,270

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities.

(2)	Primarily consists of FHLB stock and equity securities.

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

The following is a summary of intangible assets:

	December 31,
	2004		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$6,297	$(2,370)	$7,981	$(3,255)
Customer relationship intangibles	2,308	(32)	—	(—)

Total	$8,605	$(2,402)	$7,981	$(3,255)

Amortization of intangible assets and estimated amortization of intangible assets are as follows:

Amortization
Year ended December 31:
2004	$831
2003	580
2002	600

Estimated Amortization
Year ending December 31:
2005	$804
2006	767
2007	606
2008	512
2009	512

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Year Ended:
December 31, 2004
Balance at beginning of period	$12,993	$14,088	$—	$1,713	$(1,183)	$27,611
Acquisitions	211	124	2,485	—	—	2,820
Adjustments	(385)	—	—	—	—	(385)

Balance at end of period	$12,819	$14,212	$2,485	$1,713	$(1,183)	$30,046

Year Ended:
December 31, 2003
Balance at beginning of period	$7,144	$12,561	$—	$1,713	$(1,183)	$20,235
Acquisitions	5,849	1,612	—	—	—	7,461
Branch Closing	—	(85)	—	—	—	(85)

Balance at end of period	$12,993	$14,088	$—	$1,713	$(1,183)	$27,611

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

(8)	TIME DEPOSITS

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

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes follows:

	Year Ended December 31,
	2004	2003	2002
Tax expense at the federal statutory tax rate (Increase) decrease in tax expense from:	$(20,180)	$(17,091)	$(17,810)
Tax-exempt income, net	846	938	1,087
Excess cost amortization	—	—	(124)
State tax expense including amortization of basis difference, net of federal tax benefit	(1,301)	(582)	(518)
Federal tax credits	809	—	—
Other, net	(656)	(216)	41

Total tax expense	$(20,482)	$(16,951)	$(17,324)

The net deferred tax asset (liability) consisted of the following:

	December 31,
	2004	2003
Allowance for loan losses	$8,894	$9,003
Basis difference related to tax credits	1,502	—
Discount on securities of banks acquired	117	98
Write-downs of other real estate owned	167	241
Deferred compensation	636	662
Other	70	145

Gross deferred tax assets	11,386	10,149

Unrealized net gains on securities available for sale	(1,582)	(5,128)
Depreciation	(2,961)	(2,278)
Leveraged lease	(3,335)	(2,867)
Other	(1,059)	(1,890)

Gross deferred tax liabilities	(8,937)	(12,163)

Net deferred tax asset (liability)	$2,449	$(2,014)

During 2004, the Company made an investment in an entity that qualified for Federal New Markets Tax Credits and Oklahoma Small Business Capital Formation Credits. A deferred tax asset and other deferred asset were recorded for the difference between the basis in the investment for financial reporting and tax purposes. The deferred tax asset is being realized in relation to the utilization of the federal tax credits. The other deferred asset is being amortized to income tax expense in relation to the utilization of the federal and Oklahoma tax credits. Although not anticipated, the federal tax credits may be subject to recapture in future years upon the occurrence of certain events. The net effect of the tax credits utilized, the realization of the deferred tax asset and the amortization of the other deferred asset decreased total income tax expense for 2004 by $381.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Cont.)

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

(21)	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 is as follows:

	Quarter
	Fourth	Third	Second	First
2004
Net interest income	$31,155	$29,840	$28,331	$27,920
Provision for loan losses	899	879	201	720
Noninterest income	14,958	12,453	12,742	11,702
Noninterest expense	27,762	27,234	27,557	26,192
Net income	11,034	9,313	8,638	8,191
Net income per common share:
Basic	1.41	1.19	1.10	1.05
Diluted	1.38	1.17	1.08	1.03
2003
Net interest income	$28,334	$27,006	$27,037	$26,740
Provision for loan losses	1,354	524	1,062	783
Noninterest income	11,601	11,464	13,976	11,779
Noninterest expense	26,401	27,028	27,363	24,588
Net income	7,821	7,391	8,072	8,598
Net income per common share:
Basic	1.00	0.95	1.04	1.09
Diluted	0.98	0.93	1.02	1.07

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.10	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Sixth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statements filed October 8, 2004 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.7	BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

21.1	Subsidiaries of Registrant (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

23.1*	Consent of Ernst & Young LLP.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.