Form 10-Q
period 2005-03-31
BANCFIRST CORP /OK/
filed 2005-05-10
CIK 760498

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005 there were 7,788,622 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands)

	March 31,		December 31, 2004
	2005	2004
ASSETS
Cash and due from banks	$129,143	$129,806	$100,564
Interest-bearing deposits with banks	15,969	3,363	15,643
Federal funds sold	93,000	253,000	130,000
Securities (market value: $531,882, $582,975, and $561,242, respectively)	531,331	581,059	560,234
Loans:
Total loans (net of unearned interest)	2,147,543	1,940,883	2,093,515
Allowance for loan losses	(26,256)	(26,403)	(25,746)

Loans, net	2,121,287	1,914,480	2,067,769
Premises and equipment, net	69,605	67,201	68,643
Other real estate owned	1,767	3,401	2,035
Intangible assets, net	6,001	4,542	6,203
Goodwill	30,046	27,881	30,046
Accrued interest receivable	19,524	18,909	18,723
Other assets	50,542	48,173	47,117

Total assets	$3,068,215	$3,051,815	$3,046,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$815,861	$753,102	$807,474
Interest-bearing	1,859,053	1,919,918	1,849,960

Total deposits	2,674,914	2,673,020	2,657,434
Short-term borrowings	28,737	22,779	27,707
Accrued interest payable	3,552	2,960	3,884
Other liabilities	22,689	25,731	18,542
Long-term borrowings	6,632	9,585	7,815
Junior subordinated debentures	51,804	51,804	51,804
Minority interest	2,258	2,373	2,294

Total liabilities	2,790,586	2,788,252	2,769,480

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 7,788,247, 7,830,040 and 7,840,796, respectively	7,788	7,830	7,841
Capital surplus	63,268	60,993	63,054
Retained earnings	207,944	183,128	203,450
Accumulated other comprehensive income (loss), net of income tax (benefit) of $(1,065), $5,567 and $1,187, respectively	(1,371)	11,612	3,152

Total stockholders’ equity	277,629	263,563	277,497

Total liabilities and stockholders’ equity	$3,068,215	$3,051,815	$3,046,977

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
INTEREST INCOME
Loans, including fees	$33,074	$28,550
Securities:
Taxable	5,575	5,081
Tax-exempt	320	390
Federal funds sold	599	490
Interest-bearing deposits with banks	125	18

Total interest income	39,693	34,529

INTEREST EXPENSE
Deposits	6,617	5,571
Short-term borrowings	162	79
Long-term borrowings	105	157
Junior subordinated debentures	1,103	802

Total interest expense	7,987	6,609

Net interest income	31,706	27,920
Provision for loan losses	792	720

Net interest income after provision for loan losses	30,914	27,200

NONINTEREST INCOME
Trust revenue	1,168	1,034
Service charges on deposits	6,252	6,612
Income from sales of loans	320	266
Insurance commissions and premiums	1,574	742
Other	3,034	3,048

Total noninterest income	12,348	11,702

NONINTEREST EXPENSE
Salaries and employee benefits	16,277	15,805
Occupancy and fixed assets expense, net	1,626	1,622
Depreciation	1,468	1,370
Amortization of intangible assets	202	185
Data processing services	590	655
Net expense from other real estate owned	51	80
Marketing and business promotion	749	715
Other	6,015	5,760

Total noninterest expense	26,978	26,192

Income before taxes	16,284	12,710
Income tax expense	(5,397)	(4,519)

Net income	10,887	8,191
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	(4,523)	1,775
Reclassification adjustment for gains included in net income	—	—

Comprehensive income	$6,364	$9,966

NET INCOME PER COMMON SHARE
Basic	$1.39	$1.05

Diluted	$1.36	$1.03

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	$37,312	$32,625

INVESTING ACTIVITIES
Purchases of securities:
Held for investment	(2,300)	—
Available for sale	(10,665)	(52,592)
Maturities of securities:
Held for investment	2,429	2,878
Available for sale	31,459	33,964
Proceeds from sales and calls of securities:
Held for investment	215	771
Available for sale	505	372
Net decrease (increase) in federal funds sold	37,000	(147,191)
Purchases of loans	(2,781)	(381)
Proceeds from sales of loans	24,029	7,901
Net other increase in loans	(97,424)	(20,555)
Purchases of premises, equipment and other	(3,122)	(2,235)
Proceeds from the sale of other real estate owned, repossessed assets and other	1,153	1,434

Net cash used in investing activities	(19,502)	(175,634)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	26,266	93,132
Net decrease in certificates of deposits	(8,786)	(5,802)
Net increase in short-term borrowings	1,030	6,169
Net decrease in long-term borrowings	(1,183)	(1,478)
Issuance of junior subordinated debentures	—	26,804
Issuance of common stock	221	181
Acquisition of common stock	(4,256)	—
Cash dividends paid	(2,197)	(1,956)

Net cash provided by financing activities	11,095	117,050

Net increase (decrease) in cash and due from banks	28,905	(25,959)
Cash and due from banks at the beginning of the period	116,207	159,128

Cash and due from banks at the end of the period	$145,112	$133,169

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$8,319	$7,390

Cash paid during the period for income taxes	$1,188	$—

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

(1)	GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, Wilcox & Jones, Inc., and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibank Insurance Agency, Inc., BancFirst Agency, Inc., Lenders Collection Corporation, and PremierSource LLC. Three other operating subsidiaries of BancFirst, Mojave Asset Management Company, Desert Asset Management Company, and Delamar Asset Limited Partnership, were liquidated and dissolved in August 2004. One other operating subsidiary of BancFirst, Express Financial Corporation, was liquidated and dissolved in December 2004. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2004, the date of the most recent annual report. Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

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

The Company uses the intrinsic value method, as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, for accounting for its stock-based compensation. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” which, if fully adopted by the Company, would change the method the Company applies in recognizing the cost of these plans to the fair value method. Adoption of the cost recognition provisions of FAS 123 has been optional and the Company has not adopted such provisions as discussed in note (3). However, pro forma disclosures as if the Company adopted the cost recognition provisions of FAS 123 in 1995 are required and are presented below.

	Three Months Ended March 31,
	2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma
APB 25 charge	$—	$—	$—	$—
FAS 123 charge	—	133	—	162
Net income	10,887	10,754	8,191	8,029
Net income per share:
Basic	$1.39	$1.37	$1.05	$1.03
Diluted	1.36	1.34	1.03	1.01

The effects of applying FAS No. 123 to the pro forma disclosure are not indicative of future results. FAS No. 123 does not apply to grants of options prior to 1995 and the Company anticipates making additional grants in the future.

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

In December 2004, the FASB revised FAS 123, “Accounting for Stock-Based Compensation”(FAS 123R). FAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to nonemployees. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. This statement requires a public entity to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As of the required effective date, all public entities that used the fair-value based method for either recognition or disclosure under SFAS No. 123 will apply this statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods prior to the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123. Adoption of SFAS No. 123(R) is required for public entities as of the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt this new standard effective January 1, 2006. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

(5)	SECURITIES

The table below summarizes securities held for investment and securities available for sale.

	March 31,		December 31, 2004
	2005	2004
Held for investment at cost (market value; $32,364, $36,732 and $33,168, respectively)	$31,813	$34,816	$32,160
Available for sale, at market value	499,518	546,243	528,074

Total	$531,331	$581,059	$560,234

The table below summarizes the maturity of securities.

	March 31,		December 31, 2004
	2005	2004
Contractual maturity:
Within one year	$147,684	$146,027	$126,205
After one year but within five years	339,720	372,740	400,799
After five years	28,311	36,389	17,794

Total debt securities	515,715	555,156	544,798
Equity securities	15,616	25,903	15,436

Total	$531,331	$581,059	$560,234

At March 31, 2005, the Company held 141 debt securities available for sale that had unrealized gains. These securities had a market value totaling $190,904 and unrealized gains totaling $2,203. The Company also held 89 debt securities available for sale that had unrealized losses. These securities had a market value totaling $292,574 and unrealized losses totaling $5,615. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these debt securities until the unrealized losses are recovered.

(6)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	March 31,				December 31, 2004
	2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$406,461	18.93%	$390,235	20.11%	$382,438	18.27%
Agriculture	87,095	4.06	80,381	4.14	93,691	4.48
State and political subdivisions:
Taxable	3,084	0.14	2,979	0.15	3,093	0.15
Tax-exempt	14,956	0.70	17,221	0.89	15,822	0.76
Real Estate:
Construction	180,306	8.40	137,540	7.09	152,402	7.28
Farmland	82,831	3.86	85,044	4.38	83,887	4.01
One to four family residences	509,084	23.71	454,643	23.42	502,015	23.98
Multifamily residential properties	11,827	0.55	10,027	0.52	11,987	0.57
Commercial	537,440	25.03	476,898	24.57	544,370	26.00
Consumer	277,591	12.93	263,733	13.59	273,548	13.07
Other	36,868	1.69	22,182	1.14	30,262	1.43

Total loans	$2,147,543	100.00%	$1,940,883	100.00%	$2,093,515	100.00%

Loans held for sale (included above)	$10,511		$6,554		$9,066

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

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended March 31,
	2005	2004
Balance at beginning of period	$25,746	$26,148

Charge-offs	(476)	(700)
Recoveries	194	235

Net charge-offs	(282)	(465)

Provisions charged to operations	792	720

Balance at end of period	$26,256	$26,403

The net charge-offs by category are summarized as follows:

	Three Months Ended March 31,
	2005	2004
Commercial, financial and other	$88	$119
Real estate – construction	—	1
Real estate – mortgage	10	68
Consumer	184	277

Total	$282	$465

(7)	NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets:

	March 31,		December 31, 2004
	2005	2004
Past due over 90 days and still accruing	$1,691	$2,266	$3,149
Nonaccrual	8,863	13,663	8,688
Restructured	544	428	362

Total nonperforming and restructured loans	11,098	16,357	12,199
Other real estate owned and repossessed assets	2,150	3,796	2,513

Total nonperforming and restructured assets	$13,248	$20,153	$14,712

Nonperforming and restructured loans to total loans	0.52%	0.84%	0.58%

Nonperforming and restructured assets to total assets	0.43%	0.66%	0.48%

(8)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	March 31,				December 31, 2004
	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$6,297	$(2,540)	$7,981	$(3,439)	$6,297	$(2,370)
Customer relationship intangibles	2,308	(64)	—	—	2,308	(32)

Total	$8,605	$(2,604)	$7,981	$(3,439)	$8,605	$(2,402)

Amortization of intangible assets and estimated amortization of intangible assets are as follows:

Amortization:
Three months ended March 31, 2005	$202
Three months ended March 31, 2004	185
Year ended December 31, 2004	831

Estimated Amortization:
Year ended December 31,
2005	$804
2006	767
2007	606
2008	512
2009	512

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended March 31, 2005
Balance at beginning and end of period	$12,819	$14,212	$2,485	$1,713	$(1,183)	$30,046

Three Months Ended March 31, 2004
Balance at beginning of period	$12,993	$14,088	$—	$1,713	$(1,183)	$27,611
Acquisitions	146	124	—	—	—	270

Balance at end of period	$13,139	$14,212	$—	$1,713	$(1,183)	$27,881

Year Ended: December 31, 2004
Balance at beginning of period	$12,993	$14,088	$—	$1,713	$(1,183)	$27,611
Acquisitions	211	124	2,485	—	—	2,820
Adjustments	(385)	—	—	—	—	(385)

Balance at end of period	$12,819	$14,212	$2,485	$1,713	$(1,183)	$30,046

(9)	LONG-TERM BORROWINGS

The Company borrows under a line of credit from the Federal Home Loan Bank of Topeka, Kansas in order to match-fund certain long-term fixed rate loans. Such advances are at rates from 5.09% to 7.86% and mature from 2005 through 2008. Interest payments on the advances are due monthly. The Company’s assets, including residential first mortgages, are pledged as collateral for the borrowings under the line of credit.

In October 2004, the Company issued two promissory notes related to the acquisition of Wilcox & Jones, Inc., an independent insurance agency, totaling $800. The notes are payable to the prior principals who remain in management positions with the agency. The notes mature in three equal annual installments with the first installment of $267 due in October 2005. The notes have a six month adjustable interest rate equal to the 180 day Treasury Bill. At March 31, 2005 the effective interest rate was 1.95%.

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

	Minimum Required	March 31,		December 31, 2004
		2005	2004
Tier 1 capital		$298,438	$272,886	$293,650
Total capital		$325,089	$299,374	$319,791
Risk-adjusted assets		$2,367,040	$2,158,075	$2,304,018
Leverage ratio	3.00%	9.84%	9.04%	9.75%
Tier 1 capital ratio	4.00%	12.61%	12.64%	12.75%
Total capital ratio	8.00%	13.73%	13.87%	13.88%

As of March 31, 2005 and 2004, and December 31, 2004, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(11)	STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 277,916 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 182,265 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At March 31, 2005 there were 148,026 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended March 31,
	2005	2004
Number of shares repurchased	60,100	—
Average price of shares repurchased	$70.77	$—

(12)	COMPREHENSIVE INCOME

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

	Three Months Ended March 31,
	2005	2004
Unrealized gain (loss) during the period:
Before-tax amount	$(6,775)	$2,248
Tax (expense) benefit	2,252	(473)

Net-of-tax amount	$(4,523)	$1,775

The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

	Three Months Ended March 31,
	2005	2004
Unrealized gain (loss) on securities:
Beginning balance	$3,152	$9,837
Current period change	(4,523)	1,775
Reclassification adjustment for gains included in net income	—	—

Ending balance	$(1,371)	$11,612

(13)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2005
Basic
Income available to common stockholders	$10,887	7,828,916	$1.39

Effect of stock options	—	180,705

Diluted
Income available to common stockholders plus assumed exercises of stock options	$10,887	8,009,621	$1.36

Three Months Ended March 31, 2004
Basic
Income available to common stockholders	$8,191	7,825,530	$1.05

Effect of stock options	—	152,249

Diluted
Income available to common stockholders plus assumed exercises of stock options	$8,191	7,977,779	$1.03

As of March 31, 2005 and 2004, there were no options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

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

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
March 31, 2005
Net interest income (expense)	$11,273	$19,904	$1,915	$(1,372)	$(14)	$31,706
Noninterest income	2,465	5,526	3,727	12,212	(11,582)	12,348
Income before taxes	6,518	12,508	1,996	6,894	(11,632)	16,284
March 31, 2004
Net interest income (expense)	$8,928	$18,472	$1,367	$(847)	$—	$27,920
Noninterest income	2,575	5,600	2,619	10,856	(9,948)	11,702
Income before taxes	4,487	10,738	882	6,577	(9,974)	12,710

Total Assets:
March 31, 2005	$1,252,976	$1,897,353	$210,913	$42,974	$(336,000)	$3,068,215
March 31, 2004	$1,090,260	$1,847,035	$188,427	$393,541	$(467,448)	$3,051,815
December 31, 2004	$1,215,532	$1,901,720	$175,784	$99,017	$(345,076)	$3,046,977

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

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the first quarter of 2005 was $10.9 million, compared to $8.2 million for the first quarter of 2004. Diluted net income per share was $1.36, compared to $1.03 for the first quarter of 2004.

Net interest income of $31.7 million increased $3.8 million, or 13.6%, over the first quarter of 2004. The increase resulted from loan growth combined with rising interest rates. The Company’s net interest margin (on a tax equivalent basis) was 4.67%, up from 4.20% for the same period a year ago. The Company’s provision for loan losses was $792,000, an increase of $72,000 compared to the same period a year ago. Noninterest income of $12.3 million was up 5.5% over the same period in 2004. Noninterest expense totaled $27.0 million versus $26.2 million for the first quarter of 2004. The Company’s total revenues increased $4.4 million, or 11.2%, improving the Company’s efficiency ratio to 61.2%, from 66.1% in the first quarter of 2004. The Company’s effective tax rate was 33.1% for the first quarter of 2005 compared to 35.6% in the first quarter of 2004. The reduction in the Company’s 2005 tax rate was due in part to tax credits generated from certain loan transactions.

Total assets at March 31, 2005 increased to $3.07 billion, up $21.2 million from December 31, 2004 and up $16.4 million from March 31, 2004. Total loans were $2.15 billion, up $54.0 million from December 31, 2004 and up $206.7 million from March 31, 2004. Total deposits were $2.67 billion, up $17.5 million from December 31, 2004 and up $1.9 million from March 31, 2004. Stockholders’ equity was $278 million at both March 31, 2005 and December 31, 2004, which was up $14.1 million compared to March 31, 2004.

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

RESULTS OF OPERATIONS

Net interest income for the first quarter of 2005 was $31.7 million, up $3.8 million from the first quarter of 2004. The net interest margin in 2005 increased to 4.67% from 4.20% for the first quarter of 2004. An increase in earning assets related to loans between the first quarter of 2004 and the first quarter of 2005 produced a positive volume variance complimented by a positive rate variance. In a rising rate environment, the benefit of the Company’s noninterest-bearing funds is increased, resulting in an increase in the Company’s net interest margin over time. As a result of a rising rate environment, and assuming no change in the volume or mix of the Company’s loans and deposits, the Company’s net interest income would be reasonably expected to continue to slightly increase over the next several quarters.

The Company provided $792,000 for loan losses in the first quarter of 2005, compared to $720,000 for the same period of 2004. The Company continues to maintain high credit quality as the increase in the provision for loan losses resulted from overall loan growth. Net loan charge-offs were $282,000 for the first quarter of 2005, compared to $465,000 for the first quarter of 2004. The net charge-offs represent an annualized rate of 0.05% of average total loans for the first quarter of 2005 compared to 0.10% for the first quarter of 2004.

Noninterest income for the first quarter of 2005 increased $646,000 compared to the first quarter of 2004, due to an increase in insurance commissions and premiums offset by a decrease in service charges on deposits. Noninterest expense increased $786,000 compared to the first quarter of 2004. Income tax expense increased $878,000 compared to the first quarter of 2004. The effective tax rate on income before taxes was 33.1%, compared to 35.6% for the first quarter of 2004. The reduction in the Company’s 2005 tax rate was due in part to tax credits from certain loan transactions.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold decreased $8.1 million from December 31, 2004, and $148.1 million from March 31, 2004. These decreases were mainly from funding loan growth in 2005.

Total securities decreased $28.9 million compared to December 31, 2004 and $49.7 million compared to March 31, 2004. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized loss on securities available for sale, before taxes, was $2.44 million at the end of the first quarter of 2005, compared to an unrealized gain of $4.34 million at December 31, 2004 and an unrealized gain of $17.2 million at March 31, 2004. The average taxable equivalent yield on the securities portfolio for the first quarter of 2005 increased to 4.52% from 4.04% for the same quarter of 2004.

Total loans increased $54.0 million from December 31, 2004, and increased $206.7 million from March 31, 2004. The increase compared to year end 2004 and the first quarter of 2004 was due to internal growth. The allowance for loan losses increased $510,000 from year-end 2004 and decreased $147,000 from the first quarter of 2004. The allowance as a percentage of total loans was 1.22%, 1.23% and 1.36% at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. The allowance to nonperforming and restructured loans at the same dates was 236.59%, 211.05% and 161.42%, respectively.

Nonperforming and restructured loans totaled $11.1 million at March 31, 2005, compared to $12.2 million at December 31, 2004 and $16.4 million at March 31, 2004. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.52%, 0.58% and 0.84%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased $17.5 million compared to December 31, 2004, and $1.89 million compared to March 31, 2004 due to internal growth. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 8.48% of total deposits at March 31, 2005, compared to 8.38% at December 31, 2004 and 9.13% at March 31, 2004.

Short-term borrowings increased $1.03 million from December 31, 2004, and increased $5.96 million from March 31, 2004. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $1.18 million from year-end 2004 and $2.95 million from the first quarter of 2004. The decrease compared to the first quarter of 2004 was due to scheduled principal payments. The Company uses these borrowings primarily to match-fund long-term fixed-rate loans.

Stockholders’ equity primarily remained unchanged from year-end 2004 and increased $14.1 million from the first quarter of 2004, due to accumulated earnings. Average stockholders’ equity to average assets for the first quarter of 2005 was 9.17%, compared to 9.05% for the first quarter of 2004. The Company’s leverage ratio and total risk-based capital ratio were 9.84% and 13.73%, respectively, at March 31, 2005, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2005	2004
Per Common Share Data
Net income – basic	$1.39	$1.05
Net income – diluted	1.36	1.03
Cash dividends	0.28	0.25
Performance Data
Return on average assets	1.44%	1.10%
Return on average stockholders’ equity	15.70	12.19
Cash dividend payout ratio	20.14	23.81
Net interest spread	4.17	3.85
Net interest margin	4.67	4.20
Efficiency ratio	61.24	66.10
Net charge-offs	0.05	0.10

	March 31,		December 31, 2004
	2005	2004
Balance Sheet Data
Book value per share	$35.65	$33.66	$35.39
Tangible book value per share	31.02	29.52	30.77
Average loans to deposits (year-to-date)	79.21%	74.06%	74.47%
Average earning assets to total assets (year-to-date)	90.62	90.59	91.02
Average stockholders’ equity to average assets (year-to-date)	9.17	9.05	8.85
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.52%	0.84%	0.58%
Nonperforming and restructured assets to total assets	0.43	0.66	0.48
Allowance for loan losses to total loans	1.22	1.36	1.23
Allowance for loan losses to nonperforming and restructured loans	236.59	161.42	211.05

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,119,026	$33,200	6.35%	$1,936,740	$28,680	5.96%
Securities - taxable	513,567	5,575	4.40	527,526	5,081	3.87
Securities - tax exempt	31,429	493	6.36	37,515	601	6.44
Federal funds sold	116,590	724	2.52	203,345	490	0.97

Total earning assets	2,780,612	39,992	5.83	2,705,126	34,852	5.18

Nonearning assets:
Cash and due from banks	141,339			127,096
Interest receivable and other assets	172,354			180,472
Allowance for loan losses	(25,917)			(26,166)

Total nonearning assets	287,776			281,402

Total assets	$3,068,388			$2,986,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$451,593	444	0.40%	$436,734	317	0.29%
Savings deposits	726,530	2,613	1.46	726,863	1,886	1.04
Time deposits	682,986	3,560	2.11	757,755	3,368	1.79
Short-term borrowings	28,915	162	2.27	29,301	79	1.09
Long-term borrowings	7,299	105	5.85	10,046	158	6.28
Junior subordinated debentures	51,804	1,103	8.63	34,652	801	9.30

Total interest-bearing liabilities	1,949,127	7,987	1.66	1,995,351	6,609	1.33

Interest-free funds:
Noninterest-bearing deposits	814,020			693,914
Interest payable and other liabilities	23,960			27,033
Stockholders’ equity	281,281			270,230

Total interest free funds	1,119,261			991,177

Total liabilities and stockholders’ equity	$3,068,388			$2,986,528

Net interest income		$32,005			$28,243

Net interest spread			4.17%			3.85%

Net interest margin			4.67%			4.20%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2004, the date of its annual report to stockholders.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Control Officer, Chief Internal Auditor, Holding Company Controller, Bank Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

There were no equity securities of the Registrant sold without registration during the quarter covered by this report.

Stock repurchases by the Registrant during the quarter were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (beginning January 1, 2005 and ending January 31, 2005)	—	$—	—	208,126
Month #2 (beginning February 1, 2005 and ending February 28, 2005)	6,500	$75.04	6,500	201,626
Month #3 (beginning March 1, 2005 and ending March 31, 2005)	53,600	$70.25	53,600	148,026

Total	60,100	$70.77	60,100	148,026

(1)	The Company’s Stock Repurchase Program was originally announced on November 18, 1999. The total number of shares authorized for repurchase under the Stock Repurchase Program is 760,181 shares. The Stock Repurchase Program will remain effective until the number of shares authorized is repurchased or until the board of directors terminates the program.

Item 6.	Exhibits.

(a)	Exhibits

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.4	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificates for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.8	First Amendment to Amended and Restated Trust Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 24, 2004 and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.7).

4.10	Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

Exhibit Number	Exhibit

4.11	Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.12	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

10.1	Sixth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statements filed October 8, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.7	BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date May 10, 2005	/s/ Joe T. Shockley, Jr.
(Signature)
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer