Form 10-Q
period 2005-06-30
BANCFIRST CORP /OK/
filed 2005-08-09
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005 there were 7,802,497 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in thousands)

	June 30,		December 31, 2004
	2005	2004
ASSETS
Cash and due from banks	$145,511	$140,219	$100,564
Interest-bearing deposits with banks	16,391	1,639	15,643
Federal funds sold	—	211,000	130,000
Securities (market value: $523,774, $571,575 and $561,242, respectively)	523,025	570,423	560,234
Loans:
Total loans (net of unearned interest)	2,222,834	1,963,888	2,093,515
Allowance for loan losses	(27,148)	(25,921)	(25,746)

Loans, net	2,195,686	1,937,967	2,067,769
Premises and equipment, net	71,131	67,364	68,643
Other real estate owned	1,059	3,405	2,035
Intangible assets, net	5,799	4,372	6,203
Goodwill	30,046	27,946	30,046
Accrued interest receivable	19,981	18,016	18,723
Other assets	53,193	52,432	47,117

Total assets	$3,061,822	$3,034,783	$3,046,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$811,574	$784,622	$807,474
Interest-bearing	1,826,799	1,883,844	1,849,960

Total deposits	2,638,373	2,668,466	2,657,434
Short-term borrowings	52,606	21,042	27,707
Accrued interest payable	4,380	3,529	3,884
Other liabilities	17,286	18,109	18,542
Long-term borrowings	5,892	8,677	7,815
Junior subordinated debentures	51,804	51,804	51,804
Minority interest	2,263	2,196	2,294

Total liabilities	2,772,604	2,773,823	2,769,480

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 7,801,647, 7,825,923 and 7,840,796, respectively	7,801	7,826	7,841
Capital surplus	64,047	62,085	63,054
Retained earnings	216,654	187,777	203,450
Accumulated other comprehensive income, net of income tax of $61, $1,364 and $1,187, respectively	716	3,272	3,152

Total stockholders’ equity	289,218	260,960	277,497

Total liabilities and stockholders’ equity	$3,061,822	$3,034,783	$3,046,977

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$36,205	$28,792	$69,279	$57,342
Securities:
Taxable	5,201	5,213	10,776	10,295
Tax-exempt	332	368	652	758
Federal funds sold	269	690	868	1,180
Interest-bearing deposits with banks	110	5	235	22

Total interest income	42,117	35,068	81,810	69,597

INTEREST EXPENSE
Deposits	7,721	5,448	14,338	11,019
Short-term borrowings	261	45	423	125
Long-term borrowings	91	141	196	298
Junior subordinated debentures	1,103	1,103	2,206	1,904

Total interest expense	9,176	6,737	17,163	13,346

Net interest income	32,941	28,331	64,647	56,251
Provision for loan losses	1,302	201	2,094	921

Net interest income after provision for loan losses	31,639	28,130	62,553	55,330

NONINTEREST INCOME
Trust revenue	1,193	1,089	2,361	2,124
Service charges on deposits	6,878	7,062	13,130	13,674
Securities transactions	81	(148)	81	(148)
Income from sales of loans	493	414	813	680
Insurance commissions and premiums	1,962	1,484	3,536	2,226
Other	3,157	2,841	6,191	5,888

Total noninterest income	13,764	12,742	26,112	24,444

NONINTEREST EXPENSE
Salaries and employee benefits	15,904	15,757	32,181	31,562
Occupancy and fixed assets expense, net	1,669	1,585	3,295	3,207
Depreciation	1,570	1,519	3,038	2,889
Amortization of intangible assets	202	169	404	354
Data processing services	638	627	1,228	1,282
Net expense from other real estate owned	140	201	191	281
Marketing and business promotion	868	896	1,617	1,610
Other	7,450	6,803	13,465	12,563

Total noninterest expense	28,441	27,557	55,419	53,748

Income before taxes	16,962	13,315	33,246	26,026
Income tax expense	(5,764)	(4,677)	(11,161)	(9,197)

Net income	11,198	8,638	22,085	16,829
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	2,140	(8,436)	(2,383)	(6,661)
Reclassification adjustment for (gains) losses included in net income	(53)	96	(53)	96

Comprehensive income	$13,285	$298	$19,649	$10,264

NET INCOME PER COMMON SHARE
Basic	$1.44	$1.10	$2.83	$2.15

Diluted	$1.40	$1.08	$2.76	$2.11

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	$21,490	$19,306

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities:
Held for investment	(4,380)	(1,375)
Available for sale	(11,365)	(141,850)
Maturities of securities:
Held for investment	4,197	5,966
Available for sale	43,022	117,760
Proceeds from sales and calls of securities:
Held for investment	230	791
Available for sale	1,086	1,465
Net (increase) decrease in federal funds sold	130,000	(105,191)
Purchases of loans	(17,088)	(609)
Proceeds from sales of loans	86,955	61,460
Net other increase in loans	(200,446)	(80,770)
Purchases of premises and equipment	(6,329)	(4,216)
Proceeds from the sale of other real estate owned and repossessed assets	2,336	2,196
Other, net	—	848

Net cash provided (used) by investing activities	28,218	(143,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits	(7,127)	122,871
Net decrease in certificates of deposits	(11,934)	(40,095)
Net increase in short-term borrowings	24,899	4,432
Net decrease in long-term borrowings	(1,923)	(2,386)
Issuance of junior subordinated debentures	—	26,804
Issuance of common stock	1,018	1,295
Acquisition of common stock	(4,583)	(2,055)
Cash dividends paid	(4,363)	(3,917)

Net cash provided (used) by financing activities	(4,013)	106,949

Net (decrease) increase in cash and due from banks	45,695	(17,270)
Cash and due from banks at the beginning of the period	116,207	159,128

Cash and due from banks at the end of the period	$161,902	$141,858

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$16,667	$13,558

Cash paid during the period for income taxes	$12,716	$8,960

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share data)

(1) GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, Wilcox & Jones, Inc., and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibanc Insurance Agency, Inc., BancFirst Agency, Inc., Lenders Collection Corporation, and PremierSource LLC. Three other operating subsidiaries of BancFirst, Mojave Asset Management Company, Desert Asset Management Company, and Delamar Asset Limited Partnership, were liquidated and dissolved in August 2004. One other operating subsidiary of BancFirst, Express Financial Corporation, was liquidated and dissolved in December 2004. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
APB 25 charge	$—	$—	$—	$—	$—	$—	$—	$—
FAS 123 charge	—	161	—	146	—	295	—	308
Net income	11,198	11,037	8,638	8,492	22,085	21,790	16,829	16,521
Net income per share:
Basic	$1.44	$1.42	$1.10	$1.08	$2.83	$2.79	$2.15	$2.11
Diluted	$1.40	$1.38	$1.08	$1.06	$2.76	$2.73	$2.11	$2.07

The effects of applying FAS No. 123 to the pro forma disclosure are not indicative of future results. FAS No. 123 does not apply to grants of options prior to 1995 and the Company anticipates making additional grants in the future.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, “Meaning of Other Than Temporary Impairment,” which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) 03-1-a, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. In July 2005, the FASB decided to retain the accounting for certain debt securities and will not make the changes proposed in Issue 03-01 but will issue a final FSP codifying the existing accounting guidance rather than changing the accounting.

In December 2004, the FASB revised FAS 123, “Accounting for Stock-Based Compensation” (FAS 123R). FAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to nonemployees. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. This statement requires a public entity to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As of the required effective date, all public entities that used the fair-value based method for either recognition or disclosure under FAS No. 123 will apply this statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under FAS No. 123 for either recognition or pro forma disclosures. For periods prior to the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by FAS No. 123. Adoption of FAS No. 123(R) is required for public entities as of the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt this new standard effective January 1, 2006. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. The provisions of this statement will be effective for accounting changes made in fiscal years beginning after December 15, 2005. FAS 154 requires the retrospective application for voluntary changes in accounting principles unless it is impracticable to do so, replacing the current requirement to recognize the voluntary changes in the current period of the change by including in net income the cumulative effect of changing to the new accounting principle. The Company will adopt this new standard effective January 1, 2006. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

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

(5) SECURITIES

The table below summarizes securities held for investment and securities available for sale.

	June 30,		December 31, 2004
	2005	2004
Held for investment at cost (market value; $32,878, $34,236 and $33,168, respectively)	$32,129	$33,084	$32,160
Available for sale, at market value	490,896	537,339	528,074

Total	$523,025	$570,423	$560,234

The table below summarizes the maturity of securities.

	June 30,		December 31, 2004
	2005	2004
Contractual maturity:
Within one year	$184,229	$73,369	$126,205
After one year but within five years	299,528	448,528	400,799
After five years	23,512	32,619	17,794

Total debt securities	507,269	554,516	544,798
Equity securities	15,756	15,907	15,436

Total	$523,025	$570,423	$560,234

At June 30, 2005, the Company held 66 securities available for sale that had unrealized losses. These securities had a market value totaling $223,396 and unrealized losses totaling $2,446. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these securities until the unrealized losses are recovered.

(6) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	June 30,				December 31 2004
	2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$448,756	20.19%	$354,119	18.03%	$382,438	18.27%
Agriculture	76,179	3.43	69,021	3.51	93,691	4.48
State and political subdivisions:
Taxable	3,078	0.14	3,123	0.16	3,093	0.15
Tax-exempt	12,699	0.57	16,904	0.86	15,822	0.76
Real Estate:
Construction	207,914	9.35	145,910	7.43	152,402	7.28
Farmland	82,447	3.71	82,742	4.21	83,887	4.01
One to four family residences	509,570	22.92	474,492	24.16	502,015	23.98
Multifamily residential properties	11,498.52		10,332	0.53	11,987	0.57
Commercial	555,912	25.01	506,026	25.77	544,370	26.00
Consumer	289,088	13.01	276,419	14.08	273,548	13.07
Other	25,693	1.15	24,800	1.26	30,262	1.43

Total loans	$2,222,834	100.00%	$1,963,888	100.00%	$2,093,515	100.00%

Loans held for sale (included above)	$8,129		$6,575		$9,066

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

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$26,256	$26,403	$25,746	$26,148

Charge-offs	(591)	(1,071)	(1,067)	(1,770)
Recoveries	181	388	375	622

Net charge-offs	(410)	(683)	(692)	(1,148)

Provisions charged to operations	1,302	201	2,094	921

Balance at end of period	$27,148	$25,921	$27,148	$25,921

The net charge-offs by category are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Commercial, financial and other	$85	$437	$173	$555
Real estate – construction	(7)	3	(7)	4
Real estate – mortgage	137	70	147	138
Consumer	195	173	379	451

Total	$410	$683	$692	$1,148

(7) NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets:

	June 30,		December 31, 2004
	2005	2004
Past due over 90 days and still accruing	$1,789	$2,398	$3,149
Nonaccrual	8,425	8,368	8,688
Restructured	792	433	362

Total nonperforming and restructured loans	11,006	11,199	12,199
Other real estate owned and repossessed assets	1,433	3,675	2,513

Total nonperforming and restructured assets	$12,439	$14,874	$14,712

Nonperforming and restructured loans to total loans	0.50%	0.57%	0.58%

Nonperforming and restructured assets to total assets	0.41%	0.49%	0.48%

(8) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	June 30,				December 31, 2004
	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$6,297	$(2,710)	$7,981	$(3,609)	$6,297	$(2,370)
Customer relationship intangibles	2,308	(96)	20	(20)	2,308	(32)

Total	$8,605	$(2,806)	$8,001	$(3,629)	$8,605	$(2,402)

Amortization of intangible assets and estimated amortization of intangible assets are as follows:

Amortization:
Three months ended June 30, 2005	$202
Three months ended June 30, 2004	169
Six months ended June 30, 2005	404
Six months ended June 30, 2004	354
Year ended December 31, 2004	831

Estimated Amortization:
Year ended December 31,
2005	$804
2006	767
2007	606
2008	512
2009	512

The following is a summary of goodwill by business segment (2004 amounts have been restated for the realignment of regional executive responsibilities for certain bank locations as described in footnote 14, Segment Information):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
June 30, 2005
Balance at beginning of period, as presented	$12,819	$14,212	$2,485	$1,713	$(1,183)	$30,046
Restatement for realignment	(6,669)	6,669	—	—	—	—

Balance at beginning of period, as restated	6,150	20,881	2,485	1,713	(1,183)	30,046
Acquisitions, as restated	—	—	—	—	—	—

Balance at end of period	$6,150	$20,881	$2,485	$1,713	$(1,183)	$30,046

June 30, 2004
Balance at beginning of period, as presented	$13,139	$14,212	$—	$1,713	$(1,183)	$27,881
Restatement for realignment	(6,880)	6,880	—	—	—	—

Balance at beginning of period, as restated	6,259	21,092	—	1,713	(1,183)	27,881
Acquisitions, as restated	(72)	137	—	—	—	65

Balance at end of period	$6,187	$21,229	$—	$1,713	$(1,183)	$27,946

Six Months Ended:
June 30, 2005
Balance at beginning of period, as presented	$12,819	$14,212	$2,485	$1,713	$(1,183)	$30,046
Restatement for realignment	(6,669)	6,669	—	—	—	—

Balance at beginning of period, as restated	6,150	20,881	2,485	1,713	(1,183)	30,046
Acquisitions, as restated	—	—	—	—	—	—

Balance at end of period	$6,150	$20,881	$2,485	$1,713	$(1,183)	$30,046

June 30, 2004
Balance at beginning of period, as presented	$12,993	$14,088	$—	$1,713	$(1,183)	$27,611
Restatement for realignment	(6,814)	6,814	—	—	—	—

Balance at beginning of period, as restated	6,179	20,902	—	1,713	(1,183)	27,611
Acquisitions, as restated	8	327	—	—	—	335

Balance at end of period	$6,187	$21,229	$—	$1,713	$(1,183)	$27,946

(9) LONG-TERM BORROWINGS

The Company borrows under a line of credit from the Federal Home Loan Bank of Topeka, Kansas in order to match-fund certain long-term fixed rate loans. Such advances are at rates from 5.25% to 7.86% and mature from 2005 through 2008. Interest payments on the advances are due monthly. The Company’s assets, including residential first mortgages, are pledged as collateral for the borrowings under the line of credit.

In October 2004, the Company issued two promissory notes related to the acquisition of Wilcox & Jones, Inc., an independent insurance agency, totaling $800. The notes are payable to the prior principals who remain in management positions with the agency. The notes mature in three equal annual installments with the first installment of $267 due in October 2005. The notes have a six month adjustable interest rate equal to the 180 day Treasury Bill. At June 30, 2005 the effective interest rate was 3.09%.

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

	Minimum Required	June 30,		December 31, 2004
		2005	2004
Tier 1 capital		$308,114	$278,551	$293,650
Total capital		$335,570	$304,620	$319,791
Risk-adjusted assets		$2,435,591	$2,194,022	$2,304,018
Leverage ratio	3.00%	10.18%	9.28%	9.75%
Tier 1 capital ratio	4.00%	12.65%	12.70%	12.75%
Total capital ratio	8.00%	13.78%	13.88%	13.88%

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of June 30, 2005 and 2004, and December 31, 2004, the Company was considered to be “well capitalized”. There are no conditions or events since the most recent notification of the Company’s capital category that management believes would change its category.

(11) STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 277,916 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 182,265 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At June 30, 2005 there were 143,026 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Number of shares repurchased	5,000	36,500	65,100	36,500
Average price of shares repurchased	$65.46	$56.57	$70.36	$56.57

(12) COMPREHENSIVE INCOME

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Unrealized gain (loss) during the period:
Before-tax amount	$3,294	$(13,232)	$(3,481)	$(10,444)
Tax (expense) benefit	(1,154)	4,796	1,098	3,783

Net-of-tax amount	$2,140	$(8,436)	$(2,383)	$(6,661)

The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Unrealized gain (loss) on securities:
Beginning balance	$(1,371)	$11,612	$3,152	$9,837
Current period change	2,140	(8,436)	(2,383)	(6,661)
Reclassification adjustment for (gains) losses included in net income	(53)	96	(53)	96

Ending balance	$716	$3,272	$716	$3,272

(13)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2005
Basic
Income available to common stockholders	$11,198	7,796,044	$1.44

Effect of stock options	—	184,511

Diluted
Income available to common stockholders plus assumed exercises of stock options	$11,198	7,980,555	$1.40

Three Months Ended June 30, 2004
Basic
Income available to common stockholders	$8,638	7,834,040	$1.10

Effect of stock options	—	144,989

Diluted
Income available to common stockholders plus assumed exercises of stock options	$8,638	7,979,029	$1.08

Six Months Ended June 30, 2005
Basic
Income available to common stockholders	$22,085	7,812,315	$2.83

Effect of stock options	—	183,061

Diluted
Income available to common stockholders plus assumed exercises of stock options	$22,085	7,995,376	$2.76

Six Months Ended June 30, 2004
Basic
Income available to common stockholders	$16,829	7,829,785	$2.15

Effect of stock options	—	148,847

Diluted
Income available to common stockholders plus assumed exercises of stock options	$16,829	7,978,632	$2.11

As of June 30, 2005 and 2004, there were no options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

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

In May 2005, the Company announced a realignment of the responsibilities of its regional executives whereby four bank locations previously reported as metropolitan banks were now assigned to community bank regional executives. All comparative results of operations and selected information for the 2004 reporting periods has been restated for this realignment of metropolitan and community banks management responsibilities.

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
June 30, 2005
Net interest income (expense)	$9,389	$23,091	$1,888	$(1,412)	$(15)	$32,941
Noninterest income	1,865	6,823	4,443	12,562	(11,929)	13,764
Income before taxes	5,270	14,508	2,068	7,040	(11,924)	16,962
June 30, 2004
As originally presented:
Net interest income (expense)	$9,193	$18,522	$1,651	$(1,035)	$—	$28,331
Noninterest income	2,649	5,877	3,354	12,015	(11,153)	12,742
Income before taxes	4,793	11,328	1,009	7,356	(11,171)	13,315
As restated:
Net interest income (expense)	$6,705	$21,010	$1,651	$(1,035)	$—	$28,331
Noninterest income	1,929	6,597	3,354	12,015	(11,153)	12,742
Income before taxes	3,406	12,715	1,009	7,356	(11,171)	13,315
Six Months Ended:
June 30, 2005
Net interest income (expense)	$18,008	$45,650	$3,803	$(2,785)	$(29)	$64,647
Noninterest income	3,665	13,014	8,170	24,774	(23,511)	26,112
Income before taxes	10,359	28,445	4,064	13,934	(23,556)	33,246
June 30, 2004
As originally presented:
Net interest income (expense)	$18,121	$36,994	$3,018	$(1,882)	$—	$56,251
Noninterest income	5,224	11,477	5,973	22,871	(21,101)	24,444
Income before taxes	9,280	22,066	1,891	13,933	(21,144)	26,026
As restated:
Net interest income (expense)	$13,239	$41,876	$3,018	$(1,882)	$—	$56,251
Noninterest income	3,828	12,873	5,973	22,871	(21,101)	24,444
Income before taxes	6,573	24,773	1,891	13,933	(21,144)	26,026

Total Assets:
June 30, 2005	$1,074,523	$2,142,230	$193,385	$9,223	$(357,539)	$3,061,822
June 30, 2004:
As originally presented	$1,132,525	$1,862,399	$146,535	$379,579	$(486,255)	$3,034,783
As restated	903,424	2,091,500	146,535	379,579	(486,255)	3,034,783

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

(15) COMMITMENTS AND CONTINGENT LIABILITIES

In June 2005 the Company reported a loss due to the discovery of a cash shortfall at one of its branches. The Company has notified the Fidelity Bond carrier of the loss. The amount of the bond claim is approximately $3.3 million and the Company expects to recover the full amount of the loss less the deductible on the insurance policy. In the second quarter of 2005, the Company has recorded as an expense its deductible of $250,000 under the policy and has recorded at June 30, 2005 a receivable for the bond claim of approximately $3.0 million. As of the date of this report, the Company is preparing its claim to its Fidelity Bond carrier. If the Fidelity Bond carrier should determine that the loss or a portion of the loss is not covered by the policy, the Company could recognize an additional expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the second quarter of 2005 was $11.2 million, compared to $8.6 million for the second quarter of 2004. Diluted net income per share was $1.40, compared to $1.08 for the second quarter of 2004. For the first six months of 2005, net income was $22.1 million, compared to $16.8 million for the first six months of 2004. Diluted net income per share for the first six months was $2.76 compared to $2.11 for the first six months of 2004.

Total assets at June 30, 2005 increased to $3.1 billion, up $14.8 million from December 31, 2004 and up $27.0 million from June 30, 2004. Stockholders’ equity was $289 million at June 30, 2005, up $12 million from December 31, 2004 and up $28 million compared to June 30, 2004.

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

RESULTS OF OPERATIONS

Second Quarter

Net interest income for the second quarter of 2005 was $32.9 million, up $4.6 million from the second quarter of 2004. The net interest margin in 2005 improved to 4.81% from 4.12% for the second quarter of 2004. An increase in earning assets related to loan growth between the second quarter of 2004 and the second quarter of 2005 produced a positive volume variance complimented by a positive rate variance. In a rising rate environment, the benefit of the Company’s noninterest-bearing funds is increased, resulting in an increase in the Company’s net interest margin over time. As a result of a rising rate environment, and assuming no change in the volume or mix of the Company’s loans and deposits, the Company’s net interest income would be reasonably expected to continue to slightly increase over the next several quarters.

The Company provided $1.3 million for loan losses in the second quarter of 2005, compared to $201,000 for the same period of 2004. The increase in the provision for loan losses resulted primarily from loan growth of $75 million in the second quarter. The Company’s nonperforming and restructured loans were unchanged from a year ago at $11.0 million at June 30, 2005. The percentage coverage of loan loss reserve to total nonperforming and restructured loans increased from 231.46% at June 30, 2004 to 246.67% at June 30, 2005. Net loan charge-offs were $410,000 for the second quarter of 2005, compared to $683,000 for the second quarter of 2004. The net charge-offs represent an annualized rate of 0.08% of average total loans for the second quarter of 2005 versus 0.14% for the second quarter of 2004.

Noninterest income of $13.7 million, excluding securities transactions, increased $0.8 million compared to the second quarter of 2004 due to an increase in cash management and electronic banking services and sales of insurance products. There was a gain of $81,000 on securities transactions in the second quarter of 2005, while a loss of $148,000 was recognized in the second quarter of 2004. Noninterest expense increased $0.9 million to $28.4 million compared to the second quarter of 2004. The majority of this increase was due to the additional costs for the increased sales of insurance products. The Company’s efficiency ratio (total noninterest expenses divided by total revenues) improved from 67.1% for the second quarter of 2004 to 60.9% for the same period of 2005. Income tax expense increased $1.1 million compared to the second quarter of 2004. The effective tax rate on income before taxes was 34.0%, compared to 35.1% for the second quarter of 2004.

Year-To-Date

Net interest income for the first six months of 2005 was $64.6 million, up $8.4 million over the first six months of 2004. The net interest margin increased to 4.74% for the first six months of 2005 compared to 4.16% for the same period of 2004. While average earning assets increased by $26.5 million between the first six months of 2005 and the first six months of 2004, average loans increased by $213.2 million in the same period, producing a positive volume variance that was complimented by a positive rate variance. In a rising rate environment, the benefit of the Company’s noninterest-bearing funds is increased, resulting in an increase in the Company’s net interest margin over time.

The Company provided $2.1 million for loan losses in the first six months of 2005, compared to $0.9 million for the same period of 2004. The increase in the provision for loan losses resulted largely from loan growth of $129 million in the first six months of 2005. Net loan charge-offs were $0.7 million for the first six months of 2005, compared to $1.1 million for the first six months of 2004. The net charge-offs represent an annualized rate of 0.6% of average total loans for the first six months of 2005 versus 0.12% for the first six months of 2004.

Noninterest income of $26.0 million, excluding securities transactions, for the first six months of 2005 increased $1.4 million compared to the same period in 2004 due to an increase in cash management and electronic banking services and sales of insurance products. There was a gain of $81,000 on securities transactions in the first six months of 2005, while losses of $148,000 were recognized in the first six months of 2004. Noninterest expense increased $1.7 million to $55.4 million compared to the first six months of 2004. The Company’s efficiency ratio (total noninterest expenses divided by total revenues) improved from 66.6% for the first six months of 2004 to 61.1% for the same period of 2005. Income tax expense increased $2.0 million compared to the first six months of 2004. The effective tax rate on income before taxes decreased to 33.6% compared to 35.3% for the first six months of 2004; the decrease was principally due to the recognition of tax credits on qualified loans during the 2005 period.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold decreased $84 million from December 31, 2004, and $191 million from June 30, 2004. The decreases resulted from growth in loans of $129 million since December 31, 2004 and $259 million since June 30, 2004.

Total securities decreased $37 million compared to December 31, 2004 and $47 million compared to June 30, 2004. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a short maturity on its securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $0.8 million at the end of the second quarter of 2005, compared to an unrealized gain of $4.3 million at December 31, 2004 and a gain of $4.6 million at June 30, 2004. The average taxable equivalent yield on the securities portfolio for the second quarter of 2005 increased to 4.29% from 4.02% for the same quarter of 2004.

Total loans increased $129 million from December 31, 2004, and increased $259 million from June 30, 2004. The increases were due to an increase in the loan-to-deposit ratio of 84.3% compared to 73.6% at June 30, 2004. The allowance for loan losses increased $1.4 million from year-end 2004 and increased $1.2 million from the second quarter of 2004. The allowance as a percentage of total loans was 1.22%, 1.23% and 1.32% at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. The allowance to nonperforming and restructured loans at the same dates was 246.67%, 211.05% and 231.46%, respectively.

Nonperforming and restructured loans totaled $11.0 million at June 30, 2005, compared to $12.2 million at December 31, 2004 and $11.1 million at June 30, 2004. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.50%, 0.58% and 0.57%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits decreased slightly by $19 million compared to December 31, 2004, and by $30 million compared to June 30, 2004. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 8.76% of total deposits at June 30, 2005, compared to 8.38% at December 31, 2004 and 8.34% at June 30, 2004.

Short-term borrowings increased $25 million from December 31, 2004, and $32 million from June 30, 2004. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $2.0 million from year-end 2004 and $2.8 million from the second quarter of 2004. The Company uses these borrowings primarily to match-fund, long-term fixed rate loans.

In the second quarter of 2005, the Company reported a loss due the discovery of a cash shortfall at one of its branches. The Company has notified the Fidelity Bond carrier of the loss. The amount of the bond claim is approximately $3.3 million and the Company expects to recover the full amount of the loss less the deductible on the insurance policy. During the second quarter, the Company has recorded as an expense its deductible of $250,000 under the policy and at June 30, 2005 has recorded a receivable for the bond claim in the amount of $3.0 million. As of the date of this report, the Company is preparing its claim to its Fidelity Bond carrier. If the Fidelity Bond carrier should determine that the loss or a portion of the loss is not covered by the policy, the Company could recognize an additional expense.

Stockholders’ equity increased $12 million from year-end 2004 and $28 million from the second quarter of 2004, due to accumulated earnings offset by dividends and a decrease in unrealized gains in securities. Average stockholders’ equity to average assets for the second quarter of 2005 was 9.21%, compared to 8.82% for the second quarter of 2004. The Company’s leverage ratio and total risk-based capital ratio were 10.18% and 13.78%, respectively, at June 30, 2005, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Per Common Share Data
Net income – basic	$1.44	$1.10	$2.83	$2.15
Net income – diluted	1.40	1.08	2.76	2.11
Cash dividends	0.28	0.25	0.56	0.50
Performance Data
Return on average assets	1.48%	1.13%	1.45%	1.12%
Return on average stockholders’ equity	15.98	13.21	15.75	12.69
Cash dividend payout ratio	19.44	22.73	19.79	23.26
Net interest spread	4.23	3.75	4.20	3.80
Net interest margin	4.81	4.12	4.74	4.16
Efficiency ratio	60.89	67.09	61.06	66.61
Net charge-offs to average total loans	0.08	0.14	0.06	0.12

		June 30,		December 31, 2004
		2005	2004
Balance Sheet Data
Book value per share		$37.07	$33.35	$35.39
Tangible book value per share		32.48	29.22	30.77
Average loans to deposits (year-to-date)		80.52%	73.13%	74.47%
Average earning assets to total assets (year-to-date)		90.40	90.95	91.02
Average stockholders’ equity to average assets (year-to-date)		9.21	8.82	8.85
Asset Quality Ratios
Nonperforming and restructured loans to total loans		0.50%	0.57%	0.58%
Nonperforming and restructured assets to total assets		0.41	0.49	0.48
Allowance for loan losses to total loans		1.22	1.32	1.23
Allowance for loan losses to nonperforming and restructured loans		246.67	231.46	211.05

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,186,181	$36,320	6.66%	$1,942,465	$28,914	5.99%
Securities - taxable	501,539	5,201	4.16	540,034	5,213	3.88
Securities - tax exempt	32,908	510	6.22	35,955	566	6.33
Federal funds sold	52,368	379	2.90	276,935	695	1.01

Total earning assets	2,772,996	42,410	6.13	2,795,389	35,388	5.09

Nonearning assets:
Cash and due from banks	$150,892			124,410
Interest receivable and other assets	177,533			167,581
Allowance for loan losses	(26,540)			(26,151)

Total nonearning assets	301,885			265,840

Total assets	$3,074,881			$3,061,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$267,340	681	1.02%	$433,345	301	0.28%
Savings deposits	888,744	2,997	1.35	780,607	2,076	1.07
Time deposits	680,642	4,042	2.38	718,747	3,071	1.72
Short-term borrowings	37,516	261	2.79	24,291	45	0.75
Long-term borrowings	6,122	91	5.98	8,968	141	6.31
Junior subordinated debentures	51,804	1,103	8.54	51,803	1,103	8.56

Total interest-bearing liabilities	1,932,168	9,175	1.90	2,017,761	6,737	1.34

Interest-free funds:
Noninterest-bearing deposits	830,225			756,754
Interest payable and other liabilities	28,238			23,705
Stockholders’ equity	284,250			263,009

Total interest free funds	1,142,713			1,043,468

Total liabilities and stockholders’ equity	$3,074,881			$3,061,229

Net interest income		$33,235			$28,651

Net interest spread			4.23%			3.75%

Net interest margin			4.81%			4.12%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,152,789	$69,520	6.51%	$1,939,603	$57,593	5.97%
Securities - taxable	507,520	10,776	4.28	533,780	10,295	3.88
Securities - tax exempt	32,173	1,003	6.29	36,735	1,167	6.39
Federal funds sold	84,301	1,103	2.64	240,140	1,202	1.01

Total earning assets	2,776,783	82,402	5.98	2,750,258	70,257	5.14

Nonearning assets:
Cash and due from banks	146,142			125,753
Interest receivable and other assets	174,958			174,026
Allowance for loan losses	(26,230)			(26,159)

Total nonearning assets	294,870			273,620

Total assets	$3,071,653			$3,023,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$358,958	1,125	0.63%	$435,039	617	0.29%
Savings deposits	810,677	5,610	1.40	753,735	3,963	1.06
Time deposits	681,807	7,602	2.25	738,251	6,439	1.75
Short-term borrowings	33,239	423	2.57	26,796	125	0.94
Long-term borrowings	6,708	196	5.90	9,506	298	6.30
Junior subordinated debentures	51,804	2,206	8.59	43,229	1,904	8.86

Total interest-bearing liabilities	1,943,193	17,162	1.78	2,006,556	13,346	1.34

Interest-free funds:
Noninterest-bearing deposits	822,168			725,334
Interest payable and other liabilities	23,518			25,369
Stockholders’ equity	282,774			266,619

Total interest free funds	1,128,460			1,017,322

Total liabilities and stockholders’ equity	$3,071,653			$3,023,878

Net interest income		$65,460			$56,911

Net interest spread			4.20%			3.80%

Net interest margin			4.74%			4.16%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no equity securities of the Registrant sold without registration during the quarter covered by this report.

Stock repurchases by the Registrant during the quarter were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Month #1 (beginning April 1, 2005 and ending April 30, 2005)	5,000	$65.46	5,000	143,026

Month #2 (beginning May 1, 2005 and ending May 31, 2005)	—	$—	—	143,026

Month #3 (beginning June 1, 2005 and ending June 30, 2005)	—	$—	—	143,026

Total	5,000	$65.46	5,000	143,026

(1)	The Company’s Stock Repurchase Program was originally announced on November 18, 1999. The total number of shares authorized for repurchase under the Stock Repurchase Program is 760,181 shares. The Stock Repurchase Program will remain effective until the number of shares authorized is repurchased or until the board of directors terminates the program.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on May 26, 2005, the following matters were voted upon, with the votes indicated below:

	Number of Shares
Description of Proposal	Voted for	Withheld	Broker non-votes
Proposal No. 1-Election of Directors

Class I Directors
Dennis L. Brand	7,388,787	74,181	72,539
C.L. Craig, Jr.	7,438,046	24,922	72,539
John C. Hugon	7,506,172	43,204	72,539
J. Ralph McCalmont	7,392,675	70,293	72,539
Ronald J. Norick	7,429,634	33,334	72,539
David E. Ragland	7,438,046	24,922	72,539

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.4	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificates for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.8	First Amendment to Amended and Restated Trust Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 24, 2004 and incorporated herein by reference).

Exhibit Number	Exhibit
4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.7).

4.10	Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.11	Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.12	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

10.1	Sixth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statements filed October 8, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.7	BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: August 8, 2005	/s/ Joe T. Shockley, Jr.
(Signature)
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer