Form 10-Q
period 2005-09-30
BANCFIRST CORP /OK/
filed 2005-11-09
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of October 31, 2005 there were 7,815,760 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in thousands)

	September 30,		December 31, 2004
	2005	2004
ASSETS
Cash and due from banks	$151,216	$125,788	$100,564
Interest-bearing deposits with banks	15,741	1,008	15,643
Federal funds sold	—	170,500	130,000
Securities (market value: $485,333, $559,776 and $561,242, respectively)	484,837	558,465	560,234
Loans:
Total loans (net of unearned interest)	2,267,082	2,036,025	2,093,515
Allowance for loan losses	(26,866)	(25,568)	(25,746)

Loans, net	2,240,216	2,010,457	2,067,769
Premises and equipment, net	71,441	66,954	68,643
Other real estate owned	2,232	2,813	2,035
Intangible assets, net	5,597	4,202	6,203
Goodwill	30,046	27,561	30,046
Accrued interest receivable	20,381	18,134	18,723
Other assets	55,790	50,856	47,117

Total assets	$3,077,497	$3,036,738	$3,046,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$856,946	$806,856	$807,474
Interest-bearing	1,823,405	1,857,913	1,849,960

Total deposits	2,680,351	2,664,769	2,657,434
Short-term borrowings	24,523	16,183	27,707
Accrued interest payable	3,903	2,988	3,884
Other liabilities	15,574	20,327	18,542
Long-term borrowings	4,858	7,894	7,815
Junior subordinated debentures	51,804	51,804	51,804
Minority interest	2,252	2,245	2,294

Total liabilities	2,783,265	2,766,210	2,769,480

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 7,815,135, 7,830,008 and 7,840,796, respectively	7,815	7,830	7,841
Capital surplus	64,713	62,485	63,054
Retained earnings	223,388	194,611	203,450
Accumulated other comprehensive income (loss), net of income tax benefit (expense) of $900, ($2,576) and ($1,187), respectively	(1,684)	5,602	3,152

Total stockholders’ equity	294,232	270,528	277,497

Total liabilities and stockholders’ equity	$3,077,497	$3,036,738	$3,046,977

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$38,374	$30,247	$107,653	$87,589
Securities:
Taxable	4,736	5,366	15,512	15,661
Tax-exempt	333	354	985	1,112
Federal funds sold	41	708	909	1,888
Interest-bearing deposits with banks	122	2	357	24

Total interest income	43,606	36,677	125,416	106,274

INTEREST EXPENSE
Deposits	8,997	5,516	23,335	16,535
Short-term borrowings	397	88	820	213
Long-term borrowings	81	130	277	428
Junior subordinated debentures	1,103	1,103	3,309	3,007

Total interest expense	10,578	6,837	27,741	20,183

Net interest income	33,028	29,840	97,675	86,091
Provision for loan losses	873	879	2,967	1,800

Net interest income after provision for loan losses	32,155	28,961	94,708	84,291

NONINTEREST INCOME
Trust revenue	1,248	1,156	3,610	3,279
Service charges on deposits	7,549	6,875	20,679	20,549
Securities transactions	1	2	82	(146)
Income from sales of loans	840	636	1,653	1,316
Insurance commissions and premiums	1,991	903	5,527	3,129
Other	3,257	2,881	9,447	8,769

Total noninterest income	14,886	12,453	40,998	36,896

NONINTEREST EXPENSE
Salaries and employee benefits	16,757	15,875	48,938	47,437
Occupancy and fixed assets expense, net	1,931	1,646	5,226	4,853
Depreciation	1,669	1,591	4,706	4,480
Amortization of intangible assets	202	170	606	524
Data processing services	590	589	1,818	1,871
Net (income) expense from other real estate owned	(28)	73	163	354
Marketing and business promotion	1,636	835	3,253	2,445
Other	10,494	6,455	23,960	19,018

Total noninterest expense	33,251	27,234	88,670	80,982

Income before taxes	13,790	14,180	47,036	40,205
Income tax expense	(4,574)	(4,867)	(15,735)	(14,064)

Net income	9,216	9,313	31,301	26,141
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	(2,399)	2,331	(4,783)	(4,330)
Reclassification adjustment for (gains) losses included in net income	(1)	(1)	(53)	95

Comprehensive income	$6,816	$11,643	$26,465	$21,906

NET INCOME PER COMMON SHARE
Basic	$1.18	$1.19	$4.01	$3.34

Diluted	$1.15	$1.17	$3.91	$3.27

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30
	2005	2004	2005	2004
COMMON STOCK
Issued at beginning of period	$7,801	$7,826	$7,841	$7,823
Shares issued	14	9	39	39
Shares acquired and canceled	—	(5)	(65)	(32)

Issued at end of period	$7,815	$7,830	$7,815	$7,830

CAPITAL SURPLUS
Balance at beginning of period	$64,047	$62,085	$63,054	$60,819
Common stock issued	666	400	1,659	1,666

Balance at end of period	$64,713	$62,485	$64,713	$62,485

RETAINED EARNINGS
Balance at beginning of period	$216,654	$187,777	$203,450	$176,893
Net income	9,216	9,313	31,301	26,141
Dividends on common stock ($0.32, $0.28, $0.88, $0.78 per share, respectively)	(2,500)	(2,187)	(6,864)	(6,106)
Adjustment to basis of Subsidiary	18	—	18	—
Common stock acquired and canceled	—	(292)	(4,517)	(2,317)

Balance at end of period	$223,388	$194,611	$223,388	$194,611

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$716	$3,272	$3,152	$9,837
Net change	(2,400)	2,330	(4,836)	(4,235)

Balance at end of period	$(1,684)	$5,602	$(1,684)	$5,602

Total stockholders’ equity	$294,232	$270,528	$294,232	$270,528

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES	$28,860	$33,935

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities:
Held for investment	(4,987)	(2,174)
Available for sale	(10,192)	(151,920)
Maturities of securities:
Held for investment	4,698	7,342
Available for sale	74,602	140,232
Proceeds from sales and calls of securities:
Held for investment	342	1,001
Available for sale	2,318	3,201
Net (increase) decrease in federal funds sold	130,000	(64,691)
Purchases of loans	(32,146)	(3,177)
Proceeds from sales of loans	155,985	102,013
Net other increase in loans	(301,449)	(192,593)
Purchases of premises and equipment	(11,467)	(5,948)
Proceeds from the sale of other real estate owned and repossessed assets	7,159	3,522
Other, net	—	1,388

Net cash provided (used) by investing activities	14,863	(161,804)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits	27,266	133,482
Net decrease in certificates of deposits	(4,349)	(54,403)
Net increase in short-term borrowings	(3,184)	(427)
Net decrease in long-term borrowings	(2,957)	(3,169)
Issuance of junior subordinated debentures	—	26,804
Issuance of common stock	1,698	1,705
Acquisition of common stock	(4,583)	(2,349)
Cash dividends paid	(6,864)	(6,106)

Net cash provided by financing activities	7,027	95,537

Net increase (decrease) in cash and due from banks	50,750	(32,332)
Cash and due from banks at the beginning of the period	116,207	159,128

Cash and due from banks at the end of the period	$166,957	$126,796

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$27,721	$20,936

Cash paid during the period for income taxes	$18,451	$12,694

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, Wilcox & Jones, Inc., and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, BancFirst Community Development Corporation, Citibanc Insurance Agency, Inc., BancFirst Agency, Inc., Lenders Collection Corporation, and PremierSource LLC. Three other operating subsidiaries of BancFirst, Mojave Asset Management Company, Desert Asset Management Company, and Delamar Asset Limited Partnership, were liquidated and dissolved in August 2004. One other operating subsidiary of BancFirst, Express Financial Corporation, was liquidated and dissolved in December 2004. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States inherently involves the use of estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. These estimates relate principally to the determination of the allowance for loan losses, income taxes, the fair values of financial instruments and collection of bond claim receivable. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported.

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

	(Dollars in thousands, except per share data)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
APB 25 charge	$—	$—	$—	$—	$—	$—	$—	$—
FAS 123 charge	—	162	—	160	—	457	—	468
Net income	9,216	9,054	9,313	9,153	31,301	30,844	26,141	25,673
Net income per share:
Basic	$1.18	$1.16	$1.19	$1.17	$4.01	$3.95	$3.34	$3.28
Diluted	$1.15	$1.13	$1.17	$1.15	$3.91	$3.86	$3.27	$3.21

The effects of applying FAS No. 123 to the pro forma disclosure are not indicative of future results. FAS No. 123 does not apply to grants of options prior to 1995 and the Company anticipates making additional grants in the future.

(3) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, “Meaning of Other Than Temporary Impairment,” which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) 03-1-a, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. In July 2005, the FASB decided to retain the accounting for certain debt securities and will not make the changes proposed in FSP 03-1-a but will issue a final FSP codifying the existing accounting guidance rather than changing the accounting. In November 2005, the FASB issued FSP 115-1 and 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends FASB Statements No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock”. The provisions of this guidance will be effective for reporting periods beginning after December 15, 2005. The Company will adopt this new guidance effective January 1, 2006. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

(4) RECENT DEVELOPMENTS; MERGERS, ACQUISITIONS AND DISPOSALS

In January 2004, BancFirst Corporation established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of BFC II. In February 2004, BFC II issued $25 million of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1 million in Trust Preferred Securities through the execution of an over-allotment option. The proceeds from the sale of the Trust Preferred Securities and the common securities of BFC II were invested in $26,804 thousand of 7.20% Junior Subordinated Debentures of BancFirst Corporation. Interest payments on the 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Trust Preferred Securities represent an undivided interest in the 7.20% Junior Subordinated Debentures, are guaranteed by BancFirst Corporation, and qualify as Tier 1 regulatory capital. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

In October 2004, the Company completed the acquisition of Wilcox & Jones, Inc., an independent insurance agency headquartered in Tulsa, Oklahoma for $4.8 million. The purchase price included $4 million in cash and $800 thousand in notes payable. As a result of the acquisition, Wilcox & Jones became a wholly-owned subsidiary of BancFirst Corporation. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition have been included in the Company’s consolidated financial statements from the date of the acquisition forward.

In October 2005, the Company entered into an agreement to acquire Park State Bank, Nicoma Park, Oklahoma. Park State Bank has approximately $13 million in loans, $44 million in assets, $36 million in deposits, and $8 million in equity capital as of September 30, 2005. The purchase price is a premium of approximately $3 million above equity capital and will be accounted for as a purchase. Accordingly, the effects of the acquisition will be included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition is expected to be completed in the fourth quarter of 2005 and will not have a material effect on the results of operations of the Company for 2005. The acquisition will enhance the Company’s eastern Oklahoma County presence.

(5) SECURITIES

The table below summarizes securities held for investment and securities available for sale (dollars in thousands).

	September 30,		December 31, 2004
	2005	2004
Held for investment at cost (market value; $32,596, $33,616 and $33,168, respectively)	$32,100	$32,305	$32,160
Available for sale, at market value	452,737	526,160	528,074

Total	$484,837	$558,465	$560,234

The table below summarizes the maturity of securities (dollars in thousands).

	September 30,		December 31, 2004
	2005	2004
Contractual maturity:
Within one year	$163,141	$82,311	$126,205
After one year but within five years	285,680	430,238	400,799
After five years	21,716	30,053	17,794

Total debt securities	470,537	542,602	544,798
Equity securities	14,300	15,863	15,436

Total	$484,837	$558,465	$560,234

At September 30, 2005, the Company held 111 securities available for sale that had unrealized losses. These securities had a market value totaling $308,090 thousand and unrealized losses totaling $6,375 thousand. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these securities until the unrealized losses are recovered.

(6) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	September 30,				December 31
	2005		2004		2004
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$471,835	20.81%	$362,119	17.79%	$382,438	18.27%
Agriculture	79,641	3.51	72,803	3.58	93,691	4.48
State and political subdivisions:
Taxable	8,427	0.37	3,117	0.15	3,093	0.15
Tax-exempt	12,225	0.54	16,475	0.81	15,822	0.76
Real Estate:
Construction	213,696	9.43	150,887	7.41	152,402	7.28
Farmland	82,438	3.64	81,261	3.99	83,887	4.01
One to four family residences	516,431	22.78	501,331	24.62	502,015	23.98
Multifamily residential properties	10,060	0.44	11,354	0.56	11,987	0.57
Commercial	544,120	24.00	523,136	25.69	544,370	26.00
Consumer	286,008	12.62	284,293	13.96	273,548	13.07
Other	42,201	1.86	29,249	1.44	30,262	1.43

Total loans	$2,267,082	100.00%	$2,036,025	100.00%	$2,093,515	100.00%

Loans held for sale (included above)	$8,056		$7,523		$9,066

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

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$27,148	$25,921	$25,746	$26,148

Charge-offs	(1,348)	(1,472)	(2,415)	(3,242)
Recoveries	193	240	568	862

Net charge-offs	(1,155)	(1,232)	(1,847)	(2,380)

Provisions charged to operations	873	879	2,967	1,800

Balance at end of period	$26,866	$25,568	$26,866	$25,568

The net charge-offs by category are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Commercial, financial and other	$455	$476	$628	$1,031
Real estate – construction	—	(11)	(7)	(7)
Real estate – mortgage	469	459	616	597
Consumer	231	308	610	759

Total	$1,155	$1,232	$1,847	$2,380

(7) NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets (dollars in thousands):

	September 30,		December 31, 2004
	2005	2004
Past due over 90 days and still accruing	$2,339	$1,699	$3,149
Nonaccrual	7,101	8,399	8,688
Restructured	736	378	362

Total nonperforming and restructured loans	10,176	10,476	12,199
Other real estate owned and repossessed assets	2,692	3,167	2,513

Total nonperforming and restructured assets	$12,868	$13,643	$14,712

Nonperforming and restructured loans to total loans	0.45%	0.51%	0.58%

Nonperforming and restructured assets to total assets	0.42%	0.45%	0.48%

(8) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	September 30,				December 31, 2004
	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$6,297	$(2,879)	$6,297	$(2,095)	$6,297	$(2,370)
Customer relationship intangibles	2,308	(128)	20	(20)	2,308	(32)

Total	$8,605	$(3,007)	$6,317	$(2,115)	$8,605	$(2,402)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization:
Three months ended September 30, 2005	$202
Three months ended September 30, 2004	170
Nine months ended September 30, 2005	606
Nine months ended September 30, 2004	524
Year ended December 31, 2004	831

Estimated Amortization:
Year ended December 31,
2005	$804
2006	767
2007	606
2008	512
2009	512

The following is a summary of goodwill by business segment (2004 amounts have been restated for the realignment of regional executive responsibilities for certain bank locations as described in note 14, Segment Information, dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Elimin- ations	Consol- idated
Three Months Ended:
September 30, 2005

Balance at beginning and end of period	$6,150	$20,881	$2,485	$1,713	$(1,183)	$30,046

September 30, 2004
Balance at beginning of period, as presented	$13,204	$14,212	$—	$1,713	$(1,183)	$27,946
Restatement for realignment	(7,017)	7,017	—	—	—	—

Balance at beginning of period, as restated	6,187	21,229	—	1,713	(1,183)	27,946
Adjustments, as restated	(37)	(348)	—	—	—	(385)

Balance at end of period	$6,150	$20,881	$—	$1,713	$(1,183)	$27,561

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Elimin- ations	Consol- idated
Nine Months Ended:
September 30, 2005
Balance at beginning of period, as presented	$12,819	$14,212	$2,485	$1,713	$(1,183)	$30,046
Restatement for realignment	(6,669)	6,669	—	—	—	—

Balance at beginning and end of period, as restated	$6,150	$20,881	$2,485	$1,713	$(1,183)	$30,046

September 30, 2004
Balance at beginning of period, as presented	$12,993	$14,088	$—	$1,713	$(1,183)	$27,611
Restatement for realignment	(6,814)	6,814	—	—	—	—

Balance at beginning of period, as restated	6,179	20,902	—	1,713	(1,183)	27,611
Acquisitions, as restated	8	327	—	—	—	335
Adjustments, as restated	(37)	(348)	—	—	—	(385)

Balance at end of period	$6,150	$20,881	$—	$1,713	$(1,183)	$27,561

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

In October 2004, the Company issued two promissory notes related to the acquisition of Wilcox & Jones, Inc., an independent insurance agency, totaling $800 thousand. The notes are payable to the prior principals who remain in management positions with the agency. The notes mature in three equal annual installments with the first installment of $267 thousand due in October 2005. The first installment of $267 thousand was paid in September 2005 leaving a remaining balance of $533 thousand. The notes have a six month adjustable interest rate equal to the 180 day Treasury Bill. At September 30, 2005 the effective interest rate was 3.09%.

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

	(dollars in thousands)
	Minimum Required	September 30,		December 31, 2004
		2005	2004
Tier 1 capital		$315,345	$286,393	$293,650
Total capital		$342,519	$312,099	$319,791
Risk-adjusted assets		$2,466,118	$2,252,720	$2,304,018
Leverage ratio	3.00%	10.36%	9.53%	9.75%
Tier 1 capital ratio	4.00%	12.79%	12.71%	12.75%
Total capital ratio	8.00%	13.89%	13.85%	13.88%

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of September 30, 2005 and 2004, and December 31, 2004, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(11) STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 300,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 277,916 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 182,265 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At September 30, 2005 there were 143,026 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Number of shares repurchased	—	5,000	65,100	41,500

Average price of shares repurchased	$—	$58.90	$70.36	$56.85

(12) COMPREHENSIVE INCOME

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

	(dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Unrealized gain (loss) during the period:
Before-tax amount	$(3,360)	$3,544	$(6,841)	$(6,900)
Tax (expense) benefit	961	(1,213)	2,058	2,570

Net-of-tax amount	$(2,399)	$2,331	$(4,783)	$(4,330)

The amount of unrealized gain or loss included in accumulated other comprehensive income is summarized below.

	(dollars in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Unrealized gain (loss) on securities:
Beginning balance	$716	$3,272	$3,152	$9,837
Current period change	(2,399)	2,331	(4,783)	(4,330)
Reclassification adjustment for (gains) losses included in net income	(1)	(1)	(53)	95

Ending balance	$(1,684)	$5,602	$(1,684)	$5,602

(13) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows (dollars in thousands, except per share data):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2005
Basic
Income available to common stockholders	$9,216	7,808,713	$1.18

Effect of stock options	—	197,180

Diluted
Income available to common stockholders plus assumed exercises of stock options	$9,216	8,005,893	$1.15

Three Months Ended September 30, 2004
Basic
Income available to common stockholders	$9,313	7,827,370	$1.19

Effect of stock options	—	160,367

Diluted
Income available to common stockholders plus assumed exercises of stock options	$9,313	7,987,737	$1.17

Nine Months Ended September 30, 2005
Basic
Income available to common stockholders	$31,301	7,811,101	$4.01

Effect of stock options	—	185,442

Diluted
Income available to common stockholders plus assumed exercises of stock options	$31,301	7,996,543	$3.91

Nine Months Ended September 30, 2004
Basic
Income available to common stockholders	$26,141	7,828,974	$3.34

Effect of stock options	—	157,167

Diluted
Income available to common stockholders plus assumed exercises of stock options	$26,141	7,986,141	$3.27

As of September 30, 2005 and 2004, there were no options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

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

In May 2005, the Company realigned of the responsibilities of its regional executives whereby four bank locations previously reported as metropolitan banks were now assigned to community bank regional executives. All comparative results of operations and selected information for the 2004 reporting periods has been restated for this realignment of metropolitan and community banks management responsibilities.

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Elimin- ations	Consol- idated
Three Months Ended:
September 30, 2005
Net interest income (expense)	$9,301	$23,299	$1,876	$(1,445)	$(3)	$33,028
Noninterest income	1,916	6,915	5,013	10,881	(9,839)	14,886
Income before taxes	5,218	11,538	2,152	4,639	(9,757)	13,790
September 30, 2004
As originally presented:
Net interest income (expense)	$10,139	$19,364	$1,498	$(1,161)	$—	$29,840
Noninterest income	2,567	5,891	3,381	10,840	(10,226)	12,453
Income before taxes	5,048	11,708	1,577	6,127	(10,280)	14,180
As restated:
Net interest income (expense)	$7,645	$21,858	$1,498	$(1,161)	$—	$29,840
Noninterest income	1,818	6,640	3,381	10,840	(10,226)	12,453
Income before taxes	3,740	13,016	1,577	6,127	(10,280)	14,180
Nine Months Ended:
September 30, 2005
Net interest income (expense)	$27,309	$68,949	$5,679	$(4,230)	$(32)	$97,675
Noninterest income	5,581	19,929	13,183	35,655	(33,350)	40,998
Income before taxes	15,577	39,983	6,216	18,573	(33,312)	47,037
September 30, 2004
As originally presented:
Net interest income (expense)	$28,260	$56,358	$4,516	$(3,043)	$—	$86,091
Noninterest income	7,791	17,367	9,354	33,711	(31,327)	36,896
Income before taxes	14,328	33,774	3,469	20,059	(31,425)	40,205
As restated:
Net interest income (expense)	$20,884	$63,734	$4,516	$(3,043)	$—	$86,091
Noninterest income	5,646	19,512	9,354	33,711	(31,327)	36,896
Income before taxes	10,313	37,789	3,469	20,059	(31,425)	40,205

Total Assets:
September 30, 2005	$1,109,792	$2,145,067	$176,876	$5,223	$(359,461)	$3,077,497
September 30, 2004:
As originally presented	$1,173,303	$1,879,433	$190,036	$142,302	$(348,336)	$3,036,738
As restated	949,622	2,103,114	190,036	142,302	(348,336)	3,036,738

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

(15) COMMITMENTS AND CONTINGENT LIABILITIES

In the second quarter of 2005, the Company reported a $3.3 million cash shortfall at one of its branches. The Company notified its fidelity bond carrier of the pending claim and that a thorough investigation would ensue. Based on the facts available at the time and outside consultation, the Company recorded as an expense its deductible on the coverage of $250 thousand and a receivable for the bond claim of approximately $3 million during the second quarter.

During the third quarter, it became apparent that the Company’s investigation was going to take much longer than management and the Company’s consultant originally expected. Specifically, the time frame for ongoing criminal investigation of the matter and the possibility of litigation amongst the parties has created uncertainty as to the timing of any recovery under the fidelity bond. While management still expects a significant recovery under its fidelity bond coverage, the amount and timing of the recovery is no longer reasonably estimable. As a result, the Company believes it is prudent to write off, and recognize as an expense, the $3 million bond claim receivable. The amount of the recovery will be recognized as income upon final agreement with the fidelity bond carrier.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the third quarter of 2005 was $9.2 million, compared to $9.3 million for the third quarter of 2004. Diluted net income per share was $1.15, compared to $1.17 for the third quarter of 2004. For the first nine months of 2005, net income was $31.3 million, compared to $26.1 million for the first nine months of 2004. Diluted net income per share for the first nine months was $3.91 compared to $3.27 for the first nine months of 2004.

Total assets at September 30, 2005 increased to $3.1 billion, up $30.5 million from December 31, 2004 and up $40.8 million from September 30, 2004. Stockholders’ equity was $294 million at September 30, 2005, up $17 million from December 31, 2004 and up $24 million compared to September 30, 2004.

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

In October 2005, the Company entered into an agreement to acquire Park State Bank, Nicoma Park, Oklahoma. Park State Bank has approximately $13 million in loans, $44 million in assets, $36 million in deposits, and $8 million in equity capital as of September 30, 2005. The purchase price is a premium of approximately $3 million above equity capital and will be accounted for as a purchase. Accordingly, the effects of the acquisition will be included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition is expected to be completed in the fourth quarter of 2005 and will not have a material effect on the results of operations of the Company for 2005. The acquisition will enhance the Company’s eastern Oklahoma County presence.

During the third quarter of 2005, the Company wrote-off a $3 million receivable the Company had recorded in the second quarter of 2005 for a fidelity bond claim, see note 15 to the consolidated financial statements. This one time expense had an after tax effect of $1.8 million, or $0.23 per share.

RESULTS OF OPERATIONS

Third Quarter

Net interest income for the third quarter of 2005 was $33 million, up $3.2 million from the third quarter of 2004. The net interest margin in 2005 improved to 4.79% from 4.34% for the third quarter of 2004. Loan growth during the third quarter of 2005 was funded by a reduction in investments and federal funds sold. The change in mix of earning assets and increasing rates produced a positive rate variance.

The Company provided $873 thousand for loan losses in the third quarter of 2005, virtually unchanged from the third quarter of 2004. The Company’s nonperforming and restructured loans were unchanged from a year ago at $10 million at September 30, 2005. The percentage coverage of loan loss reserve to total nonperforming and restructured loans increased from 244.06% at September 30, 2004 to 264.01% at September 30, 2005. Net loan charge-offs were $1.2 million for the third quarter of 2005, virtually unchanged from the third quarter of 2004. The net charge-offs represent an annualized rate of 0.21% of average total loans for the third quarter of 2005 versus 0.25% for the third quarter of 2004.

Noninterest income of $14.9 million, excluding securities transactions, increased $2.4 million compared to the third quarter of 2004 due to an increase in service charges on deposits, and cash management and electronic banking services and sales of insurance products. There was a gain of $1 thousand on securities transactions in the third quarter of 2005, while a gain of $2 thousand was recognized in the third quarter of 2004. Noninterest expense increased $6.0 million to $33.3 million compared to the third quarter of 2004. Noninterest expense for the third quarter of 2005 included a write-off of a $3 million receivable the Company had recorded in the second quarter of 2005 for a fidelity bond claim, see note 15 to the consolidated financial statements. This one time expense had an after tax effect of $1.8 million, or $0.23 per share. The Company’s efficiency ratio (total noninterest expenses divided by total revenues) increased from 64.4% for the third quarter of 2004 to 69.4% (65.3% normalized for the $3 million write-off) for the same period of 2005. The results of the operations of Wilcox and Jones are included in the 3rd quarter of 2005, but the company was not acquired until the fourth quarter of 2004. The results of their operations are included in Insurance commissions and premiums and Noninterest expenses. Income tax expense decreased $293 thousand compared to the third quarter of 2004. The effective tax rate on income before taxes was 33.2%, compared to 34.3% for the third quarter of 2004.

Year-To-Date

Net interest income for the first nine months of 2005 was $97.7 million, up $11.6 million over the first nine months of 2004. The net interest margin increased to 4.76% for the first nine months of 2005 compared to 4.22% for the same period of 2004. While average earning assets increased by $14.8 million between the first nine months of 2005 and the first nine months of 2004, average loans increased by $221.5 million in the same period, producing a positive volume variance that was complimented by a positive rate variance. In a rising rate environment the benefit of the Company’s noninterest-bearing funds is increased, resulting in an increase in the Company’s net interest margin over time.

The Company provided $3.0 million for loan losses in the first nine months of 2005, compared to $1.8 million for the same period of 2004. The increase in the provision for loan losses resulted largely from loan growth of $174 million in the first nine months of 2005. Net loan charge-offs were $1.8 million for the first nine months of 2005, compared to $2.4 million for the first nine months of 2004. The net charge-offs represent an annualized rate of 0.11% of average total loans for the first nine months of 2005 versus 0.16% for the first nine months of 2004.

Noninterest income of $41.0 million, excluding securities transactions, for the first nine months of 2005 increased $4.1 million compared to the same period in 2004 due to an increase in cash management and electronic banking services and sales of insurance products. There was a gain of $82 thousand on securities transactions in the first nine months of 2005, while losses of $146 thousand were recognized in the first nine months of 2004. Noninterest expense increased $7.7 million to $88.7 million compared to the first nine months of 2004. The Company’s efficiency ratio (total noninterest expenses divided by total revenues) improved from 65.9% for the first nine months of 2004 to 63.9% for the same period of 2005. Income tax expense increased $1.7 million compared to the first nine months of 2004. Wilcox & Jones are included in the results of operations beginning upon acquisition in the fourth quarter of 2004 and for the nine months ended September 30, 2005. The effective tax rate on income before taxes decreased to 33.5% compared to 35.0% for the first nine months of 2004; the decrease was principally due to the recognition of tax credits on qualified loans during the 2005 period.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold decreased $79 million from December 31, 2004, and $130 million from September 30, 2004. The decreases were related primarily to federal funds sold used to fund growth in loans of $173 million since December 31, 2004 and $231 million since September 30, 2004.

Total securities decreased $75 million compared to December 31, 2004 and $73 million compared to September 30, 2004. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a short maturity on its securities portfolio to provide funds for loan growth. The net unrealized loss on securities available for sale, before taxes, was $2.6 million at the end of the third quarter of 2005, compared to an unrealized gain of $4.3 million at December 31, 2004 and a gain of $8.2 million at September 30, 2004. The average taxable equivalent yield on the securities portfolio for the third quarter of 2005 increased to 4.17% from 4.16% for the same quarter of 2004.

Total loans increased $174 million from December 31, 2004, and increased $231 million from September 30, 2004. The increases were due to internal loan growth. The allowance for loan losses increased $1.1 million from year-end 2004 and increased $1.3 million from the third quarter of 2004. The allowance as a percentage of total loans was 1.19%, 1.23% and 1.26% at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. The allowance to nonperforming and restructured loans at the same dates was 264.01%, 211.05% and 244.06%, respectively.

Nonperforming and restructured loans totaled $10.2 million at September 30, 2005, compared to $12.2 million at December 31, 2004 and $10.5 million at September 30, 2004. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.45%, 0.58% and 0.51%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased slightly by $23 million compared to December 31, 2004, and by $16 million compared to September 30, 2004. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 8.68% of total deposits at September 30, 2005, compared to 8.38% at December 31, 2004 and 8.17% at September 30, 2004.

Short-term borrowings decreased $3 million from December 31, 2004, and $8 million from September 30, 2004. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $3.0 million from year-end 2004 and third quarter of 2004. The decrease compared to the third of quarter 2004 was due to scheduled principal payments. The Company uses these borrowings primarily to match-fund, long-term fixed rate loans.

Stockholders’ equity increased $17 million from year-end 2004 and $23 million from the third quarter of 2004, due to accumulated earnings offset by dividends and a decrease in unrealized gains in securities. Average stockholders’ equity to average assets for the third quarter of 2005 was 9.57%, compared to 8.78% for the third quarter of 2004. The Company’s leverage ratio and total risk-based capital ratio were 10.37% and 13.90%, respectively, at September 30, 2005, well in excess of the regulatory minimums.

During the quarter, the Company’s Board of Directors approved an increase in the Company’s quarterly dividend from $0.28 per common share to $0.32 per common share, a 14.3% increase. This was the thirteenth consecutive dividend increase of 10% or more.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Per Common Share Data
Net income – basic	$1.18	$1.19	$4.01	$3.34
Net income – diluted	1.15	1.17	3.91	3.27
Cash dividends	0.32	0.28	0.88	0.78
Performance Data
Return on average assets	1.19%	1.22%	1.36%	1.15%
Return on average stockholders’ equity	12.46	13.92	14.61	13.10
Cash dividend payout ratio	27.14	23.53	21.97	23.35
Net interest spread	4.14	3.94	4.18	3.85
Net interest margin	4.79	4.34	4.76	4.22
Efficiency ratio	69.40	64.39	63.94	65.85
Annualized net charge-offs to average total loans	0.21	0.25	0.11	0.16

	September 30,		December 31, 2004
	2005	2004
Balance Sheet Data
Book value per share	$37.65	$34.55	$35.39
Tangible book value per share	33.09	30.49	30.77
Average loans to deposits (year-to-date)	81.92%	73.86%	74.47%
Average earning assets to total assets (year-to-date)	90.27	91.04	91.02
Average stockholders’ equity to average assets (year-to-date)	9.33	8.81	8.85
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.45%	0.51%	0.58%
Nonperforming and restructured assets to total assets	0.42	0.45	0.48
Allowance for loan losses to total loans	1.19	1.26	1.23
Allowance for loan losses to nonperforming and restructured loans	264.01	244.06	211.05

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,237,372	$38,487	6.82%	$1,999,693	$30,384	6.04%
Securities - taxable	466,021	4,736	4.03	529,666	5,366	4.03
Securities - tax exempt	33,167	512	6.13	35,051	545	6.18
Federal funds sold	20,525	163	3.15	201,022	710	1.40

Total earning assets	2,757,085	43,898	6.32	2,765,432	37,005	5.32

Nonearning assets:
Cash and due from banks	149,8633			122,805
Interest receivable and other assets	182,676			169,405
Allowance for loan losses	(27,107)			(25,851)

Total nonearning assets	305,432			266,359

Total assets	$3,062,517			$3,031,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$374,081	655	0.69%	$425,729	306	0.29%
Savings deposits	773,086	3,814	1.96	750,742	2,070	1.10
Time deposits	675,199	4,528	2.66	699,633	3,140	1.79
Short-term borrowings	46,773	397	3.37	28,549	88	1.23
Long-term borrowings	5,422	81	5.93	8,203	130	6.29
Junior subordinated debentures	51,804	1,103	8.45	51,804	1,103	8.47

Total interest-bearing liabilities	1,926,365	10,578	2.18	1,964,660	6,837	1.38

Interest-free funds:
Noninterest-bearing deposits	818,507			779,736
Interest payable and other liabilities	24,259			21,170
Stockholders’ equity	293,386			266,225

Total interest free funds	1,136,152			1,067,131

Total liabilities and stockholders’ equity	$3,062,517			$3,031,791

Net interest income		$33,320			$30,168

Net interest spread			4.14%			3.94%

Net interest margin			4.79%			4.34%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,181,293	$108,007	6.62%	$1,959,779	$87,977	6.00%
Securities - taxable	493,535	15,512	4.20	532,399	15,661	3.93
Securities - tax exempt	32,508	1,515	6.23	36,170	1,712	6.32
Federal funds sold	62,809	1,266	2.69	227,006	1,912	1.12

Total earning assets	2,770,145	126,300	6.10	2,755,354	107,262	5.20

Nonearning assets:
Cash and due from banks	147,396			124,763
Interest receivable and other assets	177,559			172,370
Allowance for loan losses	(26,526)			(26,055)

Total nonearning assets	298,429			271,078

Total assets	$3,068,574			$3,026,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$364,055	$1,780	0.65%	$431,913	923	0.29%
Savings deposits	798,009	9,424	1.58	752,730	6,033	1.07
Time deposits	679,580	12,130	2.39	725,284	9,579	1.76
Short-term borrowings	37,800	820	2.90	27,385	213	1.04
Long-term borrowings	6,274	277	5.91	9,069	428	6.30
Junior subordinated debentures	51,804	3,309	8.54	46,005	3,007	8.73

Total interest-bearing liabilities	1,937,522	27,740	1.91	1,992,386	20,183	1.35

Interest-free funds:
Noninterest-bearing deposits	820,934			743,600
Interest payable and other liabilities	23,768			23,959
Stockholders’ equity	286,350			266,487

Total interest free funds	1,131,052			1,034,046

Total liabilities and stockholders’ equity	$3,068,574			$3,026,432

Net interest income		$98,560			$87,079

Net interest spread			4.18%			3.85%

Net interest margin			4.76%			4.22%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2004, the date of its annual report to stockholders.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Senior Vice President of Corporate Finance, Holding Company Controller, Bank Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes in the Company’s internal control over financial reporting occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits.

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

BANCFIRST CORPORATION (Registrant)

Date: November 8, 2005	/s/ Joe T. Shockley, Jr.
(Signature) Joe T. Shockley, Jr. Executive Vice President Chief Financial Officer