Form 10-K
period 2005-12-31
BANCFIRST CORP /OK/
filed 2006-03-15
CIK 760498

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

101 North Broadway, Oklahoma City, Oklahoma 73102

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (405) 270-1086

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00

Par Value Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

            Large accelerated filer ☐             Accelerated filer ☒             Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2005 was approximately $316,415,000.

As of February 28, 2006, there were 15,667,092 shares of Common Stock outstanding (post stock split adjustment).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the May 25, 2006 Annual Meeting of Stockholders of registrant (the “2006 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

FORM 10-K

CROSS-REFERENCE INDEX

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is an Oklahoma business corporation and a financial holding company under Federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust I and BFC Capital Trust II, both Delaware Business Trusts, 75% of Century Life Assurance Company, an Oklahoma chartered insurance company, 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities, 100% of Wilcox & Jones, Inc., an Oklahoma business corporation operating as an independent insurance agency, and 100% of Park State Bank, a state-chartered bank headquartered in Nicoma Park, Oklahoma that the Company acquired in December 2005.

The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. The Company has continued to expand through acquisitions and de-novo branches. BancFirst currently has 83 banking locations serving 43 communities throughout Oklahoma.

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

The Bank provides a wide range of retail and commercial banking services, including: commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; retail brokerage services; and other services tailored for both individual and corporate customers. The Bank also offers trust services and acts as executor, administrator, trustee, transfer agent and in various other fiduciary capacities. Through its Technology and Operations Center, the Bank provides item processing, research and other correspondent banking services to financial institutions and governmental units.

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

Consumer lending activities of the Bank consist of traditional forms of financing for automobiles, residential mortgage loans, home equity loans, and other personal loans. In addition, the Bank is one of Oklahoma’s largest providers of guaranteed student loans.

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

BancFirst has the following principal subsidiaries: Council Oak Investment Corporation, a small business investment corporation; Citibanc Insurance Agency, Inc., a credit life insurance agency, which in turn owns BancFirst Agency, Inc., an insurance agency; Lenders Collection Corporation, which is engaged in collection of troubled loans assigned to it by BancFirst, and BancFirst Community Development Corporation, a certified community development entity. All of these companies are Oklahoma corporations. BancFirst also owns 50% of PremierSource LLC, an Oklahoma limited liability company providing employee benefit plan and insurance products and services.

The Company had approximately 1,400 full-time equivalent employees as of December 31, 2005 and 1,375 full-time equivalent employees at December 31, 2004. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

Control of the Company

Affiliates of the Company beneficially own approximately 53% of the outstanding shares of the Company’s common stock outstanding. Under Oklahoma law, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the affiliates have the ability to control the business and affairs of the Company.

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

General

As a financial holding company and a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”), as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act, as well as other federal and state laws governing the banking business. The Gramm-Leach-Bliley Act preserves the role of the Federal Reserve Board as the umbrella supervisor for both financial holding companies and bank holding companies while at the same time incorporating a system of functional regulation designed to take advantage of the strengths of the various federal and state regulators. In particular, the Gramm-Leach-Bliley Act replaces with more limited exemptions the broad exemption from Securities and Exchange Commission (“SEC”) regulation that banks previously enjoyed, and it reaffirms that states are the regulators for the insurance activities of all persons who conduct such activities, including banks.

The Company’s banking subsidiaries are also subject to regulation and supervision by various regulatory authorities, including the Oklahoma State Banking Department and the FDIC. At December 31, 2005, the Company had two banking subsidiaries: BancFirst and Park State Bank. Park State Bank was merged with and into BancFirst in February 2006. The Company and its subsidiaries and affiliates are also subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Company and its ability to make distributions to stockholders.

Additionally, the Company’s common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act and, as a company whose shares are traded on the Nasdaq National Market System, the rules of the Nasdaq Stock Market.

Financial Holding Company Regulation

In general, the Bank Holding Company Act limits the business of bank holding companies that are financial holding companies to banking, managing or controlling banks, performing certain servicing activities for subsidiaries, and as a result of the Gramm-Leach-Bliley Act amendments to the Bank Holding Company Act, engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity (as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury, or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve Board). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and merchant banking investment activities. They also include activities that the Federal Reserve Board had previously determined, by order or regulation in effect prior to the enactment of the Bank Holding Company Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A financial holding company may conduct any of these designated activities so long as the financial holding company notifies the Federal Reserve Board within 30 days after the financial holding company commences such activities or acquires a company that engages in such activities. If a financial holding company wishes to engage in activities that are “financial in nature or incidental to a financial activity” but not yet specifically authorized by the Federal Reserve Board, the financial holding company must file an application with the Federal Reserve Board. If both the Federal Reserve Board and Department of Treasury approve the application, the financial holding company may commence the new activity. The Federal Reserve Board may also approve a new activity that is complementary to a financial activity, but the financial holding company must make an additional showing that the activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

Bank Holding Company Act and other Applicable Laws

Bank Holding Company Regulation

In addition to being a financial holding company, the Company remains a bank holding company and, as such, is regulated under the Bank Holding Company Act and is subject to the supervision of the Federal Reserve

Board. Under the Bank Holding Company Act, bank holding companies that are not financial holding companies generally may not acquire the ownership or control of more than 5% of the voting shares, or substantially all the assets, of any company, including a bank or another bank holding company, without the Federal Reserve Board’s prior approval. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

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

Interstate Banking and Branching

Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking and Branching Act”), a bank holding company may acquire banks in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent of such deposits in that state (or such lesser or greater amount set by state law). Legislation passed by the Oklahoma legislature in 2000 eliminated the previously existing requirement that Oklahoma banks be in existence for a minimum of five years before being acquired by, or merged into, another bank, or acquired by an existing bank holding company, and increased the state “deposit cap” from 15% to 20%, with the result that a business combination involving Oklahoma-chartered banks may not result in the control by the combined institution of more than 20% of the total deposits of insured depositary institutions located in Oklahoma.

Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines, thereby creating interstate branches, without regard to whether such transactions are prohibited by the law of any state, unless the home state of one of the banks had “opted out” of interstate branching by enacting specific legislation prior to June 1, 1997, in which case out-of-state banks would generally not be able to branch into that state, and banks headquartered in that state would not be permitted to branch into other states. Oklahoma elected to “opt-in” to interstate branching effective May 1997. Furthermore, pursuant to the Interstate Banking and Branching Act, a bank may open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching. Oklahoma law permits de novo branching for state-chartered banks and for out-of-state banks where the state of the bank seeking to establish the branch also permits it. Accordingly, while Oklahoma state-chartered banks such as BancFirst are able to establish an unlimited number of de novo branches in Oklahoma, out-of-state banks that are chartered in states with reciprocal de novo branching provisions are now able to establish new branches in Oklahoma to the same extent as formerly favored state-chartered banks.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) for classifying insured depository institutions, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures, and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. Such regulations establish progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified.

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have (i) a Tier 1 risk-based capital ratio of 6% or greater, (ii) a total risk-based capital ratio of 10% or greater, and (iii) a leverage ratio of 5% or greater. An “adequately capitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of 4% or greater, (ii) a total risk-based capital ratio of 8% or greater, and (iii) a leverage ratio of 4% or greater, and an “undercapitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of less than 4%, (ii) a total risk-based capital ratio of less than 8%, and (iii) a leverage ratio of less than 4%. A bank is considered “significantly undercapitalized” if the bank has (i) a Tier 1 risk-based capital ratio of less than 3%, (ii) a total risk-based capital ratio of less than 6%, and (iii) a leverage ratio of less than 3%, and “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The applicable federal regulatory agency for a bank that is “well capitalized” may reclassify it as an “adequately capitalized” or “undercapitalized” institution and subject it to the supervisory actions applicable to the next lower capital category, if it determines that the Bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. Under Federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution. As of December 31, 2005, the Bank had a Tier 1 ratio of 10.61%, a combined Tier 1 and Tier 2 ratio of 11.71%, and a leverage ratio of 8.61% and, accordingly, was considered to be “well capitalized” as of such date.

In addition, the Federal Reserve Board has established minimum risk based capital guidelines and leverage ratio guidelines for bank holding companies that are substantially similar to those adopted by bank regulatory agencies with respect to depository institutions. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. As of December 31, 2005, the Company had a Tier 1 ratio of 12.56%, a combined Tier 1 and Tier 2 ratio of 13.65%, and a leverage ratio of 10.08% and, accordingly, was in compliance with all of the Federal Reserve Board’s capital guidelines.

FDICIA and Related Regulations

Prompt Corrective Action

FDICIA provides the Federal banking agencies with broad powers to take “prompt corrective action” to resolve problems of insured depository institutions, depending upon a particular institution’s level of capital, as described above. “Undercapitalized” depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is “significantly undercapitalized”. Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. “Significantly undercapitalized” depository institutions may be subject to a number of additional requirements or restrictions, including the requirement to issue additional voting stock to become adequately capitalized and requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

Under FDICIA, the FDIC is permitted to provide financial assistance to an insured bank before appointment of a conservator or receiver only if (i) such assistance would be the least costly method of meeting the FDIC’s insurance obligations, (ii) grounds for appointment of a conservator or a receiver exist or are likely to exist, (iii) it is unlikely that the bank can meet all capital standards without assistance and (iv) the bank’s management has been competent, has complied with applicable laws, regulations, rules and supervisory directives and has not engaged in any insider dealing, speculative practice or other abusive activity.

Safety and Soundness Standards

FDICIA, as amended, directs each Federal banking agency to prescribe safety and soundness standards for depository institutions relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, asset-quality, earnings and stock valuation. The Community Development and Regulatory Improvement Act of 1994 amended the FDICIA by allowing Federal banking activities to publish guidelines rather than regulations concerning safety and soundness.

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

Deposit Insurance and Assessments

BancFirst is insured by the FDIC and is required to pay certain fees and premiums to the Bank Insurance Fund (“BIF”). These deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation, with the well-capitalized banks with the highest supervisory rating paying lower or no premiums and the critically undercapitalized banks paying up to 0.27% of deposits. BancFirst is currently not assessed a deposit premium as it is well-capitalized.

Under the Deposit Insurance Funds Act of 1996 (the “Funds Act”), beginning in 1997 banks insured under the BIF were required to pay a part of the interest on bonds issued by the Financing Corporation (“FICO”) in the late 1980s to recapitalize the defunct Federal Savings and Loan Insurance Corporation. Before the Funds Act, FICO payments were made only by depository institutions that were members of the Savings Association Insurance Fund (the “SAIF”). Under the Funds Act, until January 1, 2000, BIF members were assessed for FICO payments at only one-fifth the rate of assessment on SAIF members. The Funds Act required that, as of January 1, 2000, all BIF- and SAIF- insured institutions pay FICO assessments at the same rate. For the first quarter of 2006, FICO rates have been set at 0.0132% for both BIF and SAIF members. The FICO assessment rates for both BIF and SAIF members for 2005 were:

Fourth Quarter	0.0134%
Third Quarter	0.0134%
Second Quarter	0.0142%
First Quarter	0.0144%

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

National banks are authorized by the Gramm-Leach-Bliley Act to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank’s capital outstanding investments in financial subsidiaries). The Gramm-Leach-Bliley Act provides that state nonmember banks, such as the Bank, may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) subject to the same conditions that apply to national bank investments in financial subsidiaries.

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

Other Legislation

Community Reinvestment Act

Under the Community Reinvestment Act, the Bank has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the needs of its entire community, including low- and moderate-income neighborhoods served by the Bank. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community. On a periodic basis, the FDIC is charged with preparing a written evaluation of the Bank’s record of meeting the credit needs of the entire community and assigning a rating. The bank regulatory agencies will take that record into account in their evaluation of any application made by the Bank or the Company for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger or the acquisition of shares of capital stock of another financial institution. An “unsatisfactory” Community Reinvestment Act rating may be used as the basis to deny an application. In addition, as discussed above, a bank holding company may not become a financial holding company unless each of its subsidiary banks has a Community Reinvestment Act rating of at least “satisfactory”. The Bank was last examined for compliance with the Community Reinvestment Act in 2005, and received a rating of “satisfactory.”

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

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 (the “Patriot Act”) was enacted to amend the Bank Secrecy Act (BSA) and the rules and regulations of the Office of Foreign Assets Control (OFAC) in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. Intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts, the Patriot Act substantially broadened the scope of the U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply various requirements of the Patriot Act to financial institutions such as the Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “SOA”) contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of Sarbanes-Oxley, written certifications by the Company’s chief executive officer and chief financial officer are required to be filed with the Company’s quarterly and annual reports. These certifications attest that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The Company has also implemented a program designed to comply with Section 404 of Sarbanes-Oxley, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over processes and entity level controls, and testing of the operating effectiveness of key controls. Although the Company has incurred additional expense in complying with the internal control provisions of the SOA, such compliance has not had a material impact on the Company’s results of operations or financial condition.

Additional provisions of the SOA prohibit a public company’s executives from insider trading during retirement plan “blackout” periods, and restrict loans to company executives (other than loans by financial institutions permitted by federal rules and regulations). The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in beneficial ownership in a company’s securities within two business days of the change. Under the act, longer prison terms apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restating a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct.

The SOA also increases the oversight of, and codifies certain requirements relating to, audit committees of public companies and how they interact with the company’s “independent registered public accounting firm.” Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the public company. In addition, companies must disclose whether at least one member of the committee is an “audit committee financial expert” (as defined by SEC regulations) and if not, why not. Under the SOA, a company’s registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The SOA prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading.

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

Recent Regulatory Developments

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”) into law as part of the Deficit Reduction Act of 2005 and on February 15, 2006, President Bush signed into law the technical and conforming amendments designed to implement FDIRA. FDIRA provides for legislative reforms to modernize the federal deposit insurance system.

Among other things, FDIRA: (i) merges the BIF and the SAIF of the FDIC into a new Deposit Insurance Fund (the “DIF”); (ii) allows the FDIC, after March 31, 2010, to increase deposit insurance coverage by an adjustment for inflation and requires the FDIC’s Board of Directors, not later than April 1, 2010 and every five years thereafter, to consider whether such an increase is warranted; (iii) increases the deposit insurance limit for certain employee benefit plan deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010, and provides for pass-through insurance coverage for such deposits; (iv) increases the deposit insurance limit for certain retirement account deposits from $100,000 to $250,000, subject to adjustments for inflation after March 31, 2010; (v) allows the FDIC’s Board of Directors to set deposit insurance premium assessments in any amount the Board of Directors deems necessary or appropriate, after taking into account various factors specified in FDIRA; (vi) replaces the fixed designated reserve ratio of 1.25% with a reserve ratio range of 1.15%-1.50%, with the specific reserve ratio to be determined annually by the FDIC by regulation; (vii) permits the FDIC to revise the risk-based assessment system by regulation; (viii) requires the FDIC, at the end of any year in which the reserve ratio of the DIF exceeds 1.5% of estimated insured deposits, to declare a dividend payable to insured depository institutions in an amount equal to 100% of the amount held by the DIF in excess of the amount necessary to maintain the DIF’s reserve ratio at 1.5% of estimated insured deposits or to declare a dividend equal to 50% of the amount in excess of the amount necessary to maintain the reserve ratio at 1.35% if the reserve ratio is between 1.35%-1.5% of estimated insured deposits; and (ix) provides a one-time credit based upon the assessment base of the institution on December 31, 1996 to each insured depository institution that was in existence as of December 31, 1996 and paid a deposit insurance assessment prior to that date (or a successor to any such institution).

The merger of the BIF and SAIF takes effect July 1, 2006, while the remaining provisions are not effective until the FDIC issues final regulations. FDIRA requires the FDIC to issue final regulations no later than 270 days after enactment: (i) designating a reserve ratio; (ii) implementing increases in deposit insurance coverage; (iii) implementing the dividend requirement; (iv) implementing the one-time assessment credit; and (v) providing for assessments in accordance with FDIRA.

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

Item 1a. Risk Factors

An investment in our common stock involves risks. Investors should carefully consider the risks described below in conjunction with the other information in this report, including our consolidated financial statements with related notes and documents incorporated by reference. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

Risks Related to Our Business

Our recent results may not be indicative of future results.

We may not be able to sustain our historical rate of growth or may not be able to grow our business at all. Various factors, such as poor economic conditions, changes in interest rates, regulatory and legislative considerations and competition may also impede or inhibit our ability to expand our market presence. If we experience a significant decrease in our rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 53% of the Company’s outstanding common stock as of February 28, 2006. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause the Company to take actions with which our other shareholders do not agree.

Adverse changes in economic conditions, especially in the State of Oklahoma, could have a material adverse effect on our business, growth, and profitability.

Our bank subsidiary operates exclusively within the State of Oklahoma, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in such state. Our continued success is largely dependent upon the continued growth of the communities we serve. A decline in the growth of these communities could negatively impact our net income and profitability. Additionally, declines in the economies of these communities and of the State of Oklahoma in general could affect our ability to generate new loans or to receive repayments of existing loans, adversely affecting our financial condition.

Competition with other financial institutions could adversely affect our profitability.

We face vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market. This competition may reduce or limit our margins on banking and trust services, reduce our market share and adversely affect our results of operations and financial condition. If Regulation Q is repealed and financial institutions are allowed to pay interest on demand deposits, competitive pressures might cause the Company’s subsidiary bank to pay interest on demand deposits. Since the Company has a higher than average level of demand deposits, paying interest on demand deposits would have a negative impact on the Company’s net interest margin.

The Company’s concentration of real estate loans is subject to the local real estate market in which it operates.

Loans secured by real estate have been a large portion of the Company’s loan portfolio. In 2005, this percentage was 60.0%. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and close monitoring of the valuation of individual properties collateralizing the loan.

We rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.

Our success to date has been strongly influenced by our ability to attract and to retain senior management experienced in banking and financial services. Our ability to retain executive officers and the current management teams of each of our lines of business will continue to be important to successful implementation of our strategies. We do not have employment or non-compete agreements with these key employees. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

There can be no assurance that the integration of our acquisitions will be successful or will not result in unforeseen difficulties that may absorb significant management attention.

Our completed acquisitions, or any future acquisition, may not produce the revenue, earnings or synergies that we anticipated. The process of integrating acquired companies into our business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations.

If we pursue a future acquisition, our management could spend a significant amount of time and effort identifying and completing the acquisition. If we make a future acquisition, we could issue equity securities which would dilute current stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities, incur a one-time charge or be required to record an impairment of goodwill, or any combination of the foregoing.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal controls. These Sarbanes-Oxley requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our historic growth and our planned expansion through acquisitions present challenges to maintain the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls we could be subject to regulatory scrutiny and sanctions, our ability to recognize revenue could be impaired and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods.

Maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services

Our success depends, in part, upon our ability to adapt our products and services to evolving industry standards and consumer demand. There is increasing pressure on financial services companies to provide products and services at lower prices. In addition, the widespread adoption of new technologies, including Internet-based services, could require us to make substantial expenditures to modify or adapt our existing products or services. A failure to achieve market acceptance of any new products we introduce, or a failure to introduce products that the market may demand, could have an adverse effect on our business, profitability, or growth prospects.

We have businesses other than banking.

In addition to commercial banking services, we provide life and other insurance products, as well as other business and financial services. We may in the future develop or acquire other non-banking businesses. As a result of other such businesses, our earnings could be subject to risks and uncertainties that are different from those to which our commercial banking services are subject.

We have a continuing need for technological change.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

Our stockholder rights plan, amended and restated certificate of incorporation, as well as provisions of Oklahoma law, could make it difficult for a third party to acquire our company.

We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, Oklahoma corporate law and our amended and restated certificate of incorporation contain provisions that could delay, deter or prevent a change in control of our company or our management. Together, these provisions may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices of our common stock, and also could limit the price that investors are willing to pay in the future for shares of our common stock.

Risks Related to Our Industry

Fluctuations in interest rates could reduce our profitability.

We realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-earning assets will be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. Changes in market interest rates could either positively or negatively affect our net interest income and our profitability, depending on the magnitude, direction and duration of the change.

We are unable to predict fluctuations of market interest rates, which are affected by, among other factors, changes in inflation rates, economic growth, money supply, government debt, domestic and foreign financial markets and political developments, including terrorist acts and acts of war. Our asset-liability management strategy, which is designed to mitigate our risk from changes in market interest rates, may not be able to mitigate changes in interest rates from having a material adverse effect on our results of operations and financial condition.

If a significant number of customers fail to perform under their loans, our business, profitability, and financial condition would be adversely affected.

As a lender, we face the risk that a significant number of our borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability, and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent on our experience and judgment. We cannot assure you that our allowance for loan losses will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations.

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on us and our results of operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect our powers, authority and operations, which could have a material adverse effect on our financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory power may have a negative impact on our results of operations and financial condition.

Recent changes in laws and regulations may cause us to incur additional costs.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules recently adopted by the Securities and Exchange Commission and Nasdaq Stock Market, Inc., could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. We continue to evaluate and monitor developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs, if any, we may incur or the timing of such costs.

Changes in monetary policies may have an adverse effect on our business.

Our results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand or business earnings. See “Business-Supervision and Regulation.”

Item 1b. Unresolved Staff Comments

None.

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

Item 3. Legal Proceedings.

The Company has been named as a defendant in various legal actions arising from the conduct of its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4. Submission of Matters to Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is listed on the Nasdaq National Market System (“NASDAQ/NMS”) and is traded under the symbol “BANF”. The following table sets forth, for the periods indicated, (i) the high and low sales prices of the Company’s Common Stock (after giving retroactive effect to the registrant’s two-for-one stock split effective March 1, 2006) as reported in the NASDAQ/NMS consolidated transaction reporting system and (ii) the quarterly dividends per share declared on the Common Stock.

	Price Range
	High	Low	Cash Dividends Declared
2005
First Quarter	$40.125	$33.210	$0.14
Second Quarter	$43.915	$31.455	$0.14
Third Quarter	$45.350	$40.980	$0.16
Fourth Quarter	$42.830	$39.170	$0.16

2004
First Quarter	$29.375	$27.500	$0.13
Second Quarter	$29.875	$27.320	$0.13
Third Quarter	$32.620	$28.970	$0.14
Fourth Quarter	$39.955	$30.855	$0.14

As of February 28, 2006 there were approximately 400 holders of record of the Common Stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from “Financial Review—Market Risk” contained on page A-16 through A-17 of the attached Appendix.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-21 through A-55 of the attached Appendix, and include the following:

a.	Reports of Independent Registered Public Accounting Firms

b.	Consolidated Balance Sheets

c.	Consolidated Statements of Income and Comprehensive Income

d.	Consolidated Statements of Stockholders’ Equity

e.	Consolidated Statements of Cash Flow

f.	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 26, 2005, the Company’s audit committee elected to dismiss Ernst & Young LLP as its independent registered public accounting firm effective May 31, 2005. In connection with its audits for the two most recent fiscal years and through May 31, 2005, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their reports on the financial statements for such years.

Effective on June 7, 2005, the Company engaged Grant Thornton LLP as its new independent registered public accounting firm. Prior to its appointment as independent registered public accounting firm, Grant Thornton LLP has not been consulted by the Company on any of the matters referenced in Regulation S-K Item 304 (a) (2).

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

Management’s annual report on internal control over financial reporting is incorporated by reference from page A-20 of the attached Appendix. The independent registered public accounting firm’s attestation report on management’s assessment of the Company’s internal control over financial reporting is incorporated by reference from page A-20 of the attached Appendix.

Item 9B. Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 401 of Regulation S-K will be contained in the 2006 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2006 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2006 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2006 Proxy Statement under the caption “Compensation of Directors and Executive Officers” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K will be contained in the 2006 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and is hereby incorporated by reference. The information required by Item 403 of Regulation S-K will be contained in the 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K will be contained in the 2006 Proxy Statement under the caption “Transactions with Management” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2006 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2005

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2005

Consolidated Statements of Cash Flow for the three years ended December 31, 2005

Notes to Consolidated Financial Statements

The above financial statements are incorporated by reference from pages A-21 through A-55 of the attached Appendix.

(2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

Exhibit Number	Exhibit

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.10	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Sixth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statements filed October 8, 2004 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

Exhibit Number	Exhibit

10.7	BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of Ernst & Young LLP.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2006	BANCFIRST CORPORATION
(Registrant)

/s/ David E. Rainbolt
David E. Rainbolt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2006.

/s/ H.E. Rainbolt	/s/ David E. Rainbolt

H. E. Rainbolt Chairman of the Board (Principal Executive Officer)	David E. Rainbolt President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Dennis L. Brand

Dennis L. Brand Chief Executive Officer BancFirst and Director (Principal Executive Officer)	C. L. Craig, Jr. Director
/s/ James R. Daniel

William H. Crawford Director	James R. Daniel Vice Chairman of the Board (Principal Executive Officer)
/s/ K.Gordon Greer	/s/ Robert A. Gregory

K. Gordon Greer Vice Chairman of the Board (Principal Executive Officer)	Robert A. Gregory Vice Chairman of the Board (Principal Executive Officer)
/s/ Donald B. Halverstadt	/s/ John C. Hugon

Dr. Donald B. Halverstadt Director	John C. Hugon Director
/s/ William O. Johnstone	/s/ David R.Lopez

William O. Johnstone Vice Chairman of the Board (Principal Executive Officer)	David R. Lopez Director

/s/ J. Ralph McCalmont

J. Ralph McCalmont Director	Tom H. McCasland, III Director

Melvin Moran Director	Ronald J. Norick Director
/s/ Paul B. Odom, Jr.	/s/ David Ragland

Paul B. Odom, Jr. Director	David Ragland Director
/s/ Joe T. Shockley, Jr.

G. Rainey Williams, Jr. Director	Joe T. Shockley, Jr. Executive Vice President, Chief Financial Officer (Principal Financial Officer)
/s/ Randy Foraker

Randy Foraker Executive Vice President, Chief Risk Officer and Treasurer (Principal Accounting Officer)

APPENDIX A

BancFirst Corporation

FINANCIAL REVIEW

The following discussion is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 2005 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Selected Consolidated Financial Data included herein. All share and per share amounts included in the following consolidated financial data have been retroactively adjusted to reflect our recent two-for-one stock split effective March 1, 2006.

SUMMARY

BancFirst Corporation’s net income for 2005 was $42.8 million, or $2.68 per diluted share, compared to $37.2 million, or $2.33 per diluted share for 2004. The 2005 results include after tax losses totaling $1.95 million on a $3.25 million cash shortfall at one of our branches recorded during 2005. Net interest income increased $14.21 million, or 12.1%, compared to 2004. The increase in net interest income for 2005 resulted from loan growth of $223.9 million which was funded primarily by deposit growth and a reduction in investments. The change in mix of earning assets produced a positive volume variance while increasing rates produced a positive rate variance. Provisions for loan losses in 2005 increased to $4.61 million from $2.70 million for 2004. Noninterest income increased to $54.3 million from $51.9 million, while noninterest expense increased to $117 million from $109 million. The increase in noninterest income is due to an increase in cash management and electronic banking services and sales of insurance products. The increase in noninterest expense in 2005 includes the previously mentioned loss from a $3.25 million cash shortfall. Wilcox & Jones is included in the results of operations beginning upon acquisition in the fourth quarter of 2004 and for the twelve months ended December 31, 2005.

Total assets increased to $3.22 billion from $3.05 billion at the end of 2004. Total loans increased to $2.32 billion from $2.09 billion for 2004. Total deposits increased to $2.80 billion from $2.66 billion for 2004. The Company’s average loans-to-deposits was 82.43% for 2005, compared to 74.47% for 2004. Stockholders’ equity increased to $302 million from $277 million at the end of 2004. Average stockholders’ equity to average assets increased to 9.37% at year-end 2005 from 8.85% at year-end 2004.

Asset quality remained strong in 2005 with nonperforming and restructured assets to total assets decreasing to 0.36% at year-end 2005 from 0.48% at year-end 2004. The allowance for loan losses to nonperforming and restructured loans was 293.36% at December 31, 2005, compared to 211.05% at the end of 2004. Net charge-offs for 2005 were only 0.14% of average loans, compared to 0.16% of average loans for 2004.

The Company has continued to repurchase shares of its common stock under its ongoing Stock Repurchase Program (the “SRP”). During 2005, 130,200 shares were repurchased for consideration of $4.58 million or $35.18 average price per share, compared to 83,000 shares repurchased for $2.36 million or an average of $28.43 per share in 2004. At December 31, 2005, there were 286,052 shares remaining that could be repurchased under the SRP.

In January 2004, the Company established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act listed on the Nasdaq National Market System (“NASDAQ/NMS”) and is traded under the symbol “BANFP”. The Company owns all of the common securities of BFC II. In February 2004, BFC II issued $25.0 million of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1.0 million in Trust Preferred Securities through the execution of an over-allotment option. The proceeds from the sale of the Trust Preferred Securities and the common securities of BFC II were invested in $26.8 million of 7.20% Junior Subordinated Debentures of BancFirst Corporation. Interest payments on the 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. The stated maturity date of the 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms.

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

In December 2005, BancFirst Corporation completed the acquisition of Park State Bank (Park State), Nicoma Park, Oklahoma for cash of approximately $11 million. Park State had total assets of approximately $44 million. As a result of the acquisition, Park State became a wholly-owned subsidiary of BancFirst Corporation and was merged into BancFirst in February 2006. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2005.

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	At and for the Year Ended December 31,
	2005	2004	2003	2002	2001
Income Statement Data
Net interest income	$131,451	$117,246	$109,117	$109,330	$104,932
Provision for loan losses	4,607	2,699	3,722	5,276	1,780
Noninterest income	54,284	51,855	48,820	45,212	36,908
Noninterest expense	117,164	108,744	105,382	98,380	96,620
Net income	42,836	37,176	31,882	33,562	27,961
Balance Sheet Data
Total assets	$3,223,030	$3,046,977	$2,921,369	$2,796,862	$2,757,045
Securities	456,222	560,234	564,735	565,225	544,291
Total loans (net of unearned interest)	2,317,426	2,093,515	1,947,223	1,814,862	1,717,433
Allowance for loan losses	27,517	25,746	26,148	24,367	24,531
Deposits	2,804,519	2,657,434	2,585,960	2,428,648	2,401,328
Long-term borrowings	4,118	7,815	11,063	34,087	24,090
Junior subordinated debentures	51,804	51,804	25,000	25,000	25,000
Stockholders’ equity	302,349	277,497	255,372	251,508	223,168
Per Common Share Data
Net income—basic	$2.74	$2.38	$2.04	$2.06	$1.69
Net income—diluted	2.68	2.33	2.00	2.03	1.67
Cash dividends	0.60	0.53	0.47	0.40	0.36
Book value	19.34	17.70	16.32	15.46	13.51
Tangible book value	16.87	15.39	14.26	14.13	12.17
Selected Financial Ratios
Performance ratios:
Return on average assets	1.39%	1.22%	1.12%	1.22%	1.05%
Return on average stockholders’ equity	14.80	13.83	12.74	14.33	13.32
Cash dividend payout ratio	21.90	22.32	23.10	19.42	21.30
Net interest spread	4.13	3.89	3.85	3.87	3.57
Net interest margin	4.76	4.29	4.27	4.45	4.44
Efficiency ratio	63.08	64.31	66.72	63.66	68.12
Balance Sheet Ratios:
Average loans to deposits	82.43%	74.47%	73.33%	73.89%	72.12%
Average earning assets to total assets	90.19	91.02	91.24	90.82	90.11
Average stockholders’ equity to average assets	9.37	8.85	8.81	8.53	7.86
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	0.40%	0.58%	0.85%	0.77%	0.78%
Nonperforming and restructured assets to total assets	0.36	0.48	0.70	0.60	0.58
Allowance for loan losses to total loans	1.19	1.23	1.34	1.34	1.43
Allowance for loan losses to nonperforming and restructured loans	293.36	211.05	158.76	175.16	184.24
Net chargeoffs to average loans	0.14	0.16	0.18	0.31	0.16

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis (Dollars in thousands)

	December 31, 2005			December 31, 2004			December 31, 2003
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,210,737	$149,032	6.74%	$1,981,918	$119,813	6.05%	$1,822,895	$115,660	6.34%
Securities—taxable	479,781	19,949	4.16	530,340	21,144	3.99	504,429	21,960	4.35
Securities—tax exempt	33,033	2,044	6.19	35,688	2,239	6.27	38,016	2,463	6.48
Federal funds sold	62,853	1,860	2.96	217,602	2,872	1.32	226,182	2,421	1.07

Total earning assets	2,786,404	172,885	6.20	2,765,548	146,068	5.28	2,591,522	142,504	5.50

Nonearning assets:
Cash and due from banks	150,603			126,747			120,166
Interest receivable and other assets	179,185			171,917			153,569
Allowance for loan losses	(26,639)			(25,937)			(24,856)

Total nonearning assets	303,149			272,727			248,779

Total assets	$3,089,553			$3,038,275			$2,840,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$379,084	$2,453	0.65%	$432,116	1,255	0.29%	$382,885	1,576	0.41%
Savings deposits	788,587	14,377	1.82	746,864	8,284	1.11	709,332	9,246	1.30
Time deposits	682,930	17,538	2.57	717,290	12,989	1.81	767,597	17,078	2.22
Short-term borrowings	36,878	1,130	3.06	27,404	332	1.21	27,460	305	1.11
Long-term borrowings	5,792	344	5.94	8,819	548	6.21	21,745	1,263	5.81
Junior subordinated debentures	51,804	4,413	8.52	47,540	4,111	8.65	25,000	2,447	9.79

Total interest-bearing liabilities	1,945,075	40,255	2.07	1,980,033	27,519	1.39	1,934,019	31,915	1.65

Interest-free funds:
Noninterest bearing deposits	831,202			765,011			625,972
Interest payable and other liabilities	23,907			24,332			29,985
Stockholders’ equity	289,369			268,899			250,325

Total interest free-funds	1,144,478			1,058,242			906,282

Total liabilities and stockholders’ equity	$3,089,553			$3,038,275			$2,840,301

Net interest income		$132,630			$118,549			$110,589

Net interest spread			4.13%			3.89%			3.85%

Net interest margin			4.76%			4.29%			4.27%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased $14.21 million to $131 million compared to 2004. The net interest margin on a taxable equivalent basis for 2005 was 4.76%, compared to 4.29% for 2004 and 4.27% for 2003. On a taxable equivalent basis, net interest income increased $13.62 million in 2005, compared to $7.66 million in 2004. Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the changes in net interest income. The Volume/Rate Analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2005 and 2004. The increase in 2005 was due to loan growth, net of the decrease in other earning assets, that increased interest income by $9.3 million and a favorable rate environment which increased net interest income by $3.7 million. The increase in 2004 was due to loan and investment growth that increased interest income by $11.0 million, which was partially offset by changes in the mix and volume in deposits and volume in junior subordinated debentures that decreased net interest income by $1.03 million and lower interest rates that reduced net interest income by $2.32 million. Average loans grew $228.8 million, or 11.55%, in 2005 and $159.0 million, or 8.72%, in 2004. Average time deposits decreased $34.4 million, or 4.79%, in 2005 and $50.3 million, or 6.55%, in 2004, while average total deposits increased in both years.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2005			Change in 2004
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$29,169	$13,571	$15,598	$3,837	$10,118	$(6,281)
Investments—taxable	(1,195)	(1,922)	727	(876)	1,131	(2,007)
Investments—tax exempt	(219)	(181)	(38)	(231)	(151)	(80)
Federal funds sold	(1,426)	(2,185)	759	444	(92)	536

Total interest income	26,329	9,283	17,046	3,174	11,006	(7,832)

Interest Expense:
Transaction deposits	963	381	582	(326)	203	(529)
Savings deposits	3,163	(741)	3,904	(987)	491	(1,478)
Time deposits	7,691	(570)	8,261	(4,135)	(1,122)	(3,013)
Short-term borrowings	798	124	674	26	(1)	27
Long-term borrowings	(203)	(212)	9	(719)	(753)	34
Junior subordinated debentures	293	359	(66)	1,657	2,212	(555)

Total interest expense	12,705	(659)	13,364	(4,484)	1,030	(5,514)

Net interest income	$13,624	$9,942	$3,682	$7,658	$9,976	$(2,318)

(1)	Changes due to changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

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

The Analysis of Interest Rate Sensitivity presents the Company’s earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 2005. The Company’s cumulative negative gap position in the one year interval decreased to $499 million at December 31, 2005 from $612 million at December 31, 2004, and decreased as a percentage of total earning assets to 17.34% from 21.86%. This negative gap position assumes that the Company’s core savings and transaction deposits are immediately rate sensitive and reflects management’s perception that the yield curve will be positively sloped over the long term. In the current environment of rising interest rates, the Company’s ability to manage the repricing of its liability rates may enable the Company to improve the net interest margin over time. Additionally, in a rising rate environment, the benefit of the Company’s noninterest-bearing funds is increased, resulting in an increase in the Company’s net interest margin over time.

ANALYSIS OF INTEREST RATE SENSITIVITY

December 31, 2005

	Interest Rate Sensitive		Noninterest Rate Sensitive
	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
EARNING ASSETS
Loans	$878,032	$333,533	$974,433	$131,428	$2,317,426
Securities	56,634	78,070	270,738	50,780	456,222
Federal funds sold and interest-bearing deposits	101,806	—	—	—	101,806

Total	$1,036,472	$411,603	$1,245,171	$182,208	$2,875,454

FUNDING SOURCES
Noninterest-bearing demand deposits (1)	$—	$—	$—	$571,145	$571,145
Savings and transaction deposits	1,198,652	—	—	—	1,198,652
Time deposits of $100 or more	203,679	41,683	1,023	—	246,385
Time deposits under $100	373,637	89,023	1,165	—	463,825
Short-term borrowings	37,176	—	—	—	37,176
Long-term borrowings	767	2,012	1,339	—	4,118
Junior subordinated debentures	—	—	—	51,804	51,804
Stockholders’ equity	—	—	—	302,349	302,349

Total	$1,813,911	$132,718	$3,527	$925,298	$2,875,454

Interest sensitivity gap	$(777,439)	$278,885	$1,241,644	$(743,090)
Cumulative gap	$(777,439)	$(498,554)	$743,090	$—
Cumulative gap as a percentage of total earning assets	(27.04)%	(17.34)%	25.84%	—%

(1)	Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders’ equity.

Provision for Loan Losses

The provision for loan losses increased to $4.67 million for 2005, compared to $2.70 million for 2004 and $3.72 million for 2003. These relatively low levels of provisions reflect the Company’s strong asset quality. The amounts provided for the last three years primarily relate to loan growth offset by improving credit quality. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Net loan charge-offs were $3.14 million for 2005, compared to $3.10 million for 2004 and $3.21 million for 2003. These net charge-offs were equivalent to 0.14%, 0.16% and 0.18% of average loans for 2005, 2004 and 2003, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans.”

Noninterest Income

Total noninterest income increased $2.43 million to $54.3 million in 2005, an increase of 4.68% compared to increases of $3.04 million, or 6.22%, in 2004, and $3.61 million, or 7.98% in 2003. The increase in noninterest income in 2005 was impacted primarily by the acquisition of Wilcox and Jones which was completed in the fourth quarter of 2004, but was included in all of 2005. The increase in 2004 included $2.87 million in gains on the sale of minority interests in two community banks and an increase of $1.29 million on service charges on deposits. Additionally, the increase in noninterest income was also impacted by the acquisitions of Lincoln National Bancorporation and two branches from Gold Bank, which were completed in the fourth quarter of 2003. The noninterest income related to the acquisitions was included for only a portion of the fourth quarter in 2003, but was included in all of 2004. Excluding the noninterest income from Wilcox and Jones in 2005 and 2004 and excluding the gains on sale of minority interest in 2004, noninterest income increased $2.73 million, or 5.63%. Noninterest income has become an increasingly important source of revenue. The Company’s fee income has increased each year since 1987 due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth. New products and strategies continue to be implemented which are expected to produce continued growth in noninterest income.

Trust revenues have grown due to continued development of these products and services combined with an expanding customer base. Service charges on deposits have increased as a result of strategies implemented to improve the charging and collection of various service charges, and because of growth in deposits. Income from sales of loans increased in 2005 due to increased mortgage originations. Insurance commissions and premiums have increased with the acquisition of Wilcox and Jones in the fourth quarter of 2004. Other noninterest income, which includes safe deposit box rentals, cash management services, other service fees and gain on sale of assets decreased $1.57 million in 2005, compared to an increase of $5.59 million in 2004 and a decrease of $1.37 million in 2003. The increase in 2004 was mainly due to gains on sales of assets.

The Company recognized a net gain on securities transactions of $196,000 in 2005 compared to a net loss of $236,000 in 2004 and net gains of $3.28 million in 2003. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. However, for available for sale securities in an unrealized loss position, the Company has the ability and intent to hold these securities until they mature or fair value exceeds amortized cost. The net gain in 2005 was related to the loan growth experienced during the year as investments were liquidated to provide for loan funding. The net losses in 2004 were mainly from the impairment of preferred stock investments owned by the Company’s small business investment subsidiary. The net gains in 2003 included $2.56 million of gains from the sale of securities related to an adjustment of the Company’s interest sensitivity in the second quarter of 2003 when a loss of $2.43 million was also recognized for early extinguishment of certain Federal Home Loan Bank borrowings.

Noninterest Expense

Total noninterest expense increased in 2005 by $8.42 million to $117.2 million, an increase of 7.74%, compared to increases of $3.36 million, or 3.19%, for 2004, and $7.0 million, or 7.12% for 2003. The increase in noninterest expense in 2005 related to a loss from a $3.25 million cash shortfall, at one of the company’s locations, recorded during 2005 combined with the acquisition of Wilcox and Jones which was completed in the fourth quarter of 2004. The expenses related to the acquisitions were included in operations for only a portion of 2004, but were included in operations for all of 2005. The increase in noninterest expense in 2004 resulted from increases in salaries and employee benefits and the acquisitions of Lincoln National Bancorporation and two branches from Gold Bank, which were completed in the fourth quarter of 2003. The expenses related to the acquisitions were included in operations for only a portion of the fourth quarter of 2003, but were included in operations for all of 2004. Excluding the $3.25 million loss, total noninterest expense for 2005 increased $5.17 million, or 4.75%. Salaries and employee benefits have increased over the years due to higher salary levels and benefits costs, additional staff for new product lines and increased loan demand, and acquisitions. Occupancy and fixed assets expense, and depreciation have increased as a result of the addition of facilities from acquisitions and the opening of new branches. Other noninterest expenses increased $4.85 million in 2005 and decreased $2.08 million in 2004. The decrease in 2004 was primarily due to the operational loss and the write-off of uncollectible receivables incurred in 2003 related to a Fidelity Bond Claim of approximately $2 million.

Income Taxes

Income tax expense increased to $21.1 million in 2005, compared to $20.5 million for 2004 and $17.0 million for 2003. The effective tax rates for 2005, 2004 and 2003 were 33.0%, 35.5% and 34.7%, respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate are tax-exempt income, nondeductible amortization, federal and state tax credits, and state tax expense.

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

FINANCIAL POSITION

Cash and Federal Funds Sold

Cash consists of cash and cash items on hand, noninterest-bearing deposits and other amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consists of overnight investments of excess funds with other financial institutions. The amount of cash and federal funds sold carried by the Company is a function of the availability of funds presented to other institutions for clearing, the Company’s requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and federal funds sold increased $44.2 million in 2005 and decreased $18.7 million in 2004. The increase in Cash and Federal Funds Sold is due primarily to deposit growth.

Securities

Total securities decreased $104.0 million to $456.2 million, a decrease of 18.57%, compared to a decrease of $4.5 million, or 0.80%, in 2004. The decrease in 2005 was primarily due to the maturities on available for sale securities due to rising interest rates. Securities available for sale represented 93.3% of the total securities portfolio at year-end 2005, compared to 94.3% at year-end 2004. The level of available for sale securities reflects the Company’s strategy of maintaining a very liquid portfolio. Securities available for sale had a net unrealized loss of $4.57 million at year-end 2005, compared to a $4.34 million net unrealized gain the preceding year. These unrealized gains and losses are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $2.97 million and $3.15 million for 2005 and 2004, respectively.

SECURITIES

	December 31
	2005	2004	2003
	(Dollars in thousands)
Held for Investment
U.S. Treasury and other federal agencies	$3,965	$5,296	$8,281
States and political subdivisions	26,569	26,864	30,184

Total	$30,534	$32,160	$38,465

Estimated market value	$30,781	$33,168	$40,191

Available for Sale
U.S. Treasury and other federal agencies	$392,288	$501,744	$499,647
States and political subdivisions	19,903	10,715	12,083
Other securities	13,497	15,615	14,540

Total	$425,688	$528,074	$526,270

Total Securities	$456,222	$560,234	$564,735

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

Management had the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. As of December 31, 2005, the Company had unrealized losses largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Furthermore, as of December 31, 2005, management also had the ability and intent to hold all securities classified as available for sale with an unrealized loss for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2005, management believes the impairments are temporary and no material impairment loss has been realized in the Company’s consolidated income statement.

The Maturity Distribution of Securities summarizes the maturity and weighted average taxable equivalent yields of the securities portfolio. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represents 92.07% of the total portfolio.

MATURITY DISTRIBUTION OF SECURITIES

December 31, 2005

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held for Investment
U.S. Treasury and other federal agencies	$93	8.24%	$3,486	5.60%	$365	6.10%	$86	6.38%	$4,030	5.67%
State and political subdivisions	3,577	6.56	16,099	6.00	4,623	7.32	2,205	7.01	26,504	6.39

Total	3,670	6.57	19,585	5.93	$4,988	7.23	$2,291	6.99	$30,534	6.30

Percentage of total	12.02%		64.14%		16.34%		7.50%		100.00%

Available for Sale
U.S. Treasury and other federal agencies	$130,184	4.38%	$254,589	3.63%	$2,348	4.70%	$5,169	4.30%	$392,290	3.90%
State and political subdivisions	1,320	4.96	8,680	4.87	8,949	5.77	952	6.23	19,901	5.35
Other securities	—	—	2,000	14.00	—	—	11,497	7.04	13,497	8.07

Total	$131,504	4.39	$265,269	3.75	$11,297	5.55	$17,618	6.19	$425,688	4.10

Percentage of total	30.89%		62.32%		2.65%		4.14%		100.00%

Total securities	$135,174	4.45%	$284,854	3.90%	$16,285	6.06%	$19,909	6.28%	$456,222	4.24%

Percentage of total	29.63%		62.44%		3.57%		4.36%		100.00%

Loans

The Company has historically generated significant loan growth from both internal originations and acquisitions. Total loans increased $224 million to $2.32 billion, an increase of 10.70%, in 2005, and $146 million, or 7.51%, in 2004. In 2005, the loan growth from acquisition of Park State Bank accounted for $12.0 million of the overall growth while the remaining growth was internal with a primary concentration in commercial and industrial loans and real estate loans. In 2004, the loan growth was internal and was concentrated primarily in the various types of real estate loans.

Composition

The Company’s loan portfolio is diversified among various types of commercial and individual borrowers. Commercial loans are comprised principally of loans to companies in light manufacturing, retail and service industries. Construction and development loans totaled $216 million, or 9.32% of total loans at the end of 2005, up from $152 million, or 7.28% of total loans at the end of 2004. Real estate loans are relatively evenly divided between residential mortgages and loans secured by commercial and other types of properties. Real estate mortgage loans represented 50.7% of total loans at December 31, 2005, compared to 54.6% of total loans at December 31, 2004. Consumer loans are comprised primarily of loans to individuals for the purchase of vehicles and student loans.

Loans secured by real estate have been a large portion of the Company’s loan portfolio. In 2005, this percentage was 60.0% compared to 61.8% for 2004. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and close monitoring of the valuation of individual properties collateralizing the loan.

LOANS BY CATEGORY

	December 31,
	2005		2004		2003		2002		2001
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$651,176	28.10%	$525,306	25.10%	$536,901	27.57%	$525,592	28.96%	$545,371	31.76%
Real estate—construction	215,965	9.32	152,402	7.28	153,755	7.90	136,539	7.52	84,445	4.92
Real estate—mortgage	1,173,911	50.65	1,142,259	54.55	991,130	50.90	891,912	49.15	816,142	47.52
Consumer	276,374	11.93	273,548	13.07	265,437	13.63	260,819	14.37	271,475	15.80

Total	$2,317,426	100.00%	$2,093,515	100.00%	$1,947,223	100.00%	$1,814,862	100.00%	$1,717,433	100.00%

The Maturity and Rate Sensitivity of Loans presents maturity and repricing information for commercial, financial and other loans, and real estate loans, excluding one to four family residential loans. Over 67% of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, over half of the commercial real estate and other commercial loans had adjustable interest rates at year-end 2005. The short maturities and adjustable rates on these loans allow the Company to maintain the majority of its loan portfolio near market interest rates.

MATURITY AND RATE SENSITIVITY OF LOANS

December 31, 2005

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and other	$522,329	$115,320	$13,526	$651,175
Real estate—construction	201,680	13,985	301	215,966
Real estate—mortgage (excluding loans secured by 1 to 4 family residential properties)	307,819	306,991	46,498	661,308

Total	$1,031,828	$436,296	$60,325	$1,528,449

Loans with predetermined interest rates	$259,810	$222,594	$60,325	$542,729
Loans with adjustable interest rates	772,018	213,702	0	985,720

Total	$1,031,828	$436,296	$60,325	$1,528,449

Percentage of total	67.50%	28.55%	3.95%	100.00%

The information relating to the maturity and rate sensitivity of loans is based upon original loan terms and is not adjusted for “rollovers.” In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Loans

Nonperforming and restructured assets decreased $2.82 million to $11.6 million, a decrease of 23.1% in 2005, and $5.70 million, or 27.9% in 2004. Nonperforming loans have been relatively low in recent years. Nonperforming and restructured loans as a percentage of total loans was 0.40% at year-end 2005, compared to 0.58% at year-end 2004 and 0.85% at year-end 2003.

Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Nonaccrual loans decreased $1.34 million to $7.3 million, a decrease of 15.5%, in 2005, compared to a decrease of $4.69 million, or 35.1%, in 2004. Total interest income which was not accrued on nonaccrual loans outstanding at year end was approximately $805,000 in 2005 and $439,000 in 2004. Only a small amount of this interest is ultimately collected.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible. The Company’s experience is that a significant portion of the principal and some of the interest is eventually recovered. However, the above normal risk associated with nonperforming loans is considered in the determination of the allowance for loan losses. At year-end 2005, the allowance for loan losses as a percentage of nonperforming and restructured loans was 293.36%, compared to 211.05% at the end of 2004 and 158.76% at the end of 2003.

Other real estate owned and repossessed assets decreased in 2005 to $2.26 million from $2.51 million at year-end 2004. Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair market values based upon appraisals, less estimated costs to sell. Losses arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for loan losses. Any losses on premises identified to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Losses from declines in value of the properties subsequent to classification as other real estate owned are charged to operating expense.

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Past due over 90 days and still accruing	$1,455	$3,149	$2,674	$2,515	$1,742
Nonaccrual	7,344	8,688	13,381	10,899	10,225
Restructured	581	362	415	497	1,348

Total nonperforming and restructured loans	9,380	12,199	16,470	13,911	13,315
Other real estate owned and repossessed assets	2,262	2,513	3,939	2,819	2,699

Total nonperforming and restructured assets	$11,642	$14,712	$20,409	$16,730	$16,014

Nonperforming and restructured loans to total loans	0.40%	0.58%	0.85%	0.77%	0.78%

Nonperforming and restructured assets to total assets	0.36%	0.48%	0.70%	0.60%	0.58%

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. BancFirst had approximately $28.8 million of these loans, which are not included in nonperforming and restructured assets, at December 31, 2005. In general, these loans are well collateralized and have no identifiable loss potential. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk of loss inherent in the Company’s loan portfolio. The allowance and its adequacy is determined through consideration of many factors, including past loan loss experience, evaluations of known impaired loans, levels of adversely classified loans, general economic conditions and other environmental factors. The process of evaluating the adequacy of the allowance for loan losses necessarily involves the exercise of judgment and consideration of numerous subjective factors and, accordingly, there can be no assurance that the current level of the allowance will prove adequate in light of future developments and economic and environmental factors. As loan quality changes with economic and credit cycles, it would be reasonable to expect the Company’s net charge-offs and loan loss provisions to return to more historically normal levels. The Company’s loan portfolio continues to have improvements in credit quality which has resulted in a decline in nonperforming assets. The loan growth, offset slightly by the improved credit quality, caused an increase in the level of provisions as well as the allowance for loan losses.

The Company’s net charge-offs continue to remain relatively low. In 2005, the Company recognized $3.14 million of net charge-offs, which was 0.14% of average loans, compared to $3.10 million of net charge-offs, or 0.16% of average loans, for 2004, and $3.21 million, or 0.18% of average loans, for 2003. The Company’s allowance for loan losses to total loans continues to remain relatively low. In 2005, the Company’s allowance for loan losses represented 1.19% of total loans, compared to 1.23% for 2004 and 1.34% for 2003.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(Dollars in thousands)
Balance at beginning of period	$25,746	$26,148	$24,367	$24,531	$25,380

Charge-offs:
Commercial	(1,249)	(1,729)	(1,687)	(3,129)	(854)
Real estate	(1,045)	(943)	(1,037)	(1,028)	(428)
Consumer	(1,425)	(1,422)	(1,578)	(2,391)	(2,274)
Other	(125)	(85)	(191)	(4)	(101)

Total charge-offs	(3,844)	(4,179)	(4,493)	(6,552)	(3,657)

Recoveries:
Commercial	201	406	370	434	336
Real estate	101	196	496	118	287
Consumer	345	438	408	541	368
Other	60	38	14	19	37

Total recoveries	707	1,078	1,288	1,112	1,028

Net charge-offs	(3,137)	(3,101)	(3,205)	(5,440)	(2,629)
Provision charged to operations	4,607	2,699	3,722	5,276	1,780
Additions from acquisitions	301	—	1,264	—	—

Balance at end of period	$27,517	$25,746	$26,148	$24,367	$24,531

Average loans	$2,210,737	$1,981,918	$1,822,895	$1,765,795	$1,684,460

Total loans	$2,317,426	$2,093,515	$1,947,223	$1,814,862	$1,717,433

Net charge-offs to average loans	0.14%	0.16%	0.18%	0.31%	0.16%

Allowance to total loans	1.19%	1.23%	1.34%	1.34%	1.43%

Allocation of the allowance by category of loans:
Commercial, financial and other	$7,738	$6,541	$7,654	$7,602	$7,500
Real estate—construction	2,726	1,735	1,898	1,594	1,106
Real estate—mortgage	13,597	14,139	13,036	11,317	10,673
Consumer	3,456	3,331	3,560	3,139	3,332
Unallocated	—	—	—	715	1,920

Total	$27,517	$25,746	$26,148	$24,367	$24,531

Percentage of loans in each category to total loans:
Commercial, financial and other	28.10%	25.10%	27.57%	28.97%	31.76%
Real estate—construction	9.32	7.28	7.90	7.52	4.92
Real estate—mortgage	50.65	54.55	50.90	49.14	47.52
Consumer	11.93	13.07	13.63	14.37	15.80

Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

Total deposits increased $147 million to $2.8 billion, an increase of 5.53%, in 2005, and $71.7 million, or 2.77%, in 2004. The increase in 2005 was primarily from internal growth which accounted for approximately $112 million of the increase. The increase in 2004 was due to internal growth. Demand deposits as a percentage of total deposits have been increasing since 1994. The Company’s core deposits provide it with a stable, low-cost funding source. Core deposits were 91.8% of total deposits in 2005 and 2004. Time deposits stabilized in 2005 due to rising interest rates offered on certificates of deposit compared to the decrease in 2004 resulting from lower interest rates offered on certificates of deposit.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(Dollars in thousands)
Average Balances
Demand deposits	$831,202	$765,011	$625,972	$569,286	$528,186
Interest-bearing transaction Deposits	379,084	432,116	382,885	360,955	349,613
Savings deposits	788,587	746,864	709,332	559,210	451,156
Time deposits under $100	461,761	497,773	544,899	636,150	707,707

Total core deposits	2,460,634	2,441,764	2,263,088	2,125,601	2,036,662
Time deposits of $100 or more	221,169	219,517	222,698	264,019	299,085

Total deposits	$2,681,803	$2,661,281	$2,485,786	$2,389,620	$2,335,747

	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Percentages of Total Average Deposits And Average Rates Paid
Demand deposits	31.00%		28.75%		25.18%		23.82%		22.61%
Interest-bearing transaction Deposits	14.13	0.65%	16.24	0.29%	15.40	0.41%	15.11	0.82%	14.97	1.65%
Savings deposits	29.40	1.82	28.06	1.11	28.54	1.30	23.40	1.95	19.32	3.00
Time deposits under $100	17.22	2.46	18.70	1.70	21.92	2.17	26.62	3.17	30.30	5.18

Total core deposits	91.75		91.75		91.04		88.95		87.20
Time deposits of $100 or more	8.25	2.78	8.25	2.06	8.96	2.36	11.05	3.37	12.80	5.37

Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%

Average rate paid on interest-bearing deposits		1.68%		1.19%		1.50%		2.36%		3.98%

The Company has not utilized brokered deposits. At December 31, 2005, 81.1% of its time deposits of $100,000 or more mature in one year or less.

MATURITY OF CERTIFICATES OF DEPOSIT

December 31, 2005
(In thousands)
$100,000 or More
Three months or less	$85,327
Over three months through six months	48,977
Over six months through twelve months	65,573
Over twelve months	46,508

Total	$246,385

Short-term borrowings, consisting mainly of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $37.2 million at December 31, 2005, compared to $27.7 million at December 31, 2004.

In 1995, the Bank became a member of the Federal Home Loan Bank of Topeka, Kansas (the “FHLB”) and began borrowing from the FHLB at favorable interest rates. These borrowings are principally used to match-fund longer-term, fixed-rate loans, and are collateralized by a pledge of residential first mortgages and certain securities. Long-term borrowings decreased to $4.1 million in 2005 from $7.8 million in 2004.

The Bank is highly liquid. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. Cash flows from operations, investing activities and other funding sources have provided the funds for the increased loan activity.

The liquidity of BancFirst Corporation is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. During 2005, the Bank declared four common stock dividends totaling $10.2 million and two preferred stock dividends totaling $1.93 million.

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations by payment due period as of December 31, 2005.

CONTRACTUAL OBLIGATIONS

December 31, 2005

	Payment Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Indeterminate Maturity	Totals
	(Dollars in Thousands)
Long-term debt(1)	$2,932	$1,380	$—	$—	$—	$4,312
Junior subordinated debentures(1)	4,285	8,569	8,569	134,847	—	156,270
Other liabilities(2)	—	—	—	—	9,693	9,693
Operating lease payments	807	1,199	346	800	—	3,152
Certificates of deposit	561,749	104,984	43,451	26	—	710,210

Total	$569,773	$116,132	$52,366	$135,673	$9,693	$883,637

(1)	Includes principal and interest.
(2)	Represents insurance reserves.

Capital Resources

Stockholders’ equity totaled $302 million at year-end 2005, compared to $277 million at year-end 2004 and $255 million at year-end 2003. Stockholders’ equity has continued to increase due to net earnings retained and stock option exercises offset by unrealized losses on securities. The Company’s average equity capital ratio for 2005 was 9.37%, compared to 8.85% for 2004 and 8.81% for 2003. At December 31, 2005, the Company’s leverage ratio was 10.08%, its Tier 1 capital ratio was 12.56%, and its total risk-based capital ratio was 13.65%, compared to minimum requirements of 3%, 4% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels.

On May 27, 2004, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the Company has the authority to issue from 15,000,000 shares to 20,000,000 shares.

In January 2006, the Company approved a two-for-one split for shares of common stock to be issued in the form of a stock dividend. As a result of the stock split, the Company’s stockholders received one additional share of the Company’s common stock for each share of common stock held of record on February 16, 2006. The additional shares of our common stock were distributed on March 1, 2006. All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect this stock split for all periods presented.

In January 2003, BancFirst Corporation repurchased 640,000 shares of its common stock for $14.4 million. The shares were repurchased through a market-maker in the Company’s stock and was not a part of the Company’s ongoing Stock Repurchase Program.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 555,832 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 364,530 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2005 there were 286,052 shares remaining that could be repurchased under the SRP.

In January 1997, BancFirst Corporation established BFC Capital Trust I (the “Trust”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of the Trust. In February 1997, the Trust issued $25 million of aggregate liquidation amount of 9.65% Capital Securities, Series A (the “Capital Securities”) to other investors. The proceeds from the sale of the Capital Securities and the common securities of the Trust were invested in $25 million of 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the “9.65% Junior Subordinated Debentures”) of BancFirst Corporation. The Series A Capital Securities and 9.65% Junior Subordinated Debentures were subsequently exchanged for Series B Capital Securities and Junior Subordinated Debentures, pursuant to a Registration Rights Agreement. The terms of the Series A and Series B securities are identical in all material respects. Interest payments on the 9.65% Junior Subordinated Debentures are payable January 15 and July 15 of each year. Such interest payments may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the 9.65% Junior Subordinated Debentures is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The optional prepayment terms allow for prepayment on or after January 15, 2007, in whole or in part, at a prepayment price equal to 104.825% of the principal amount thereof on January 15, 2007, declining ratably on each January 15 thereafter to 100% on or after January 15, 2017. The Capital Securities represent an undivided interest in the 9.65% Junior Subordinated Debentures, are guaranteed by BancFirst Corporation, and qualify as Tier 1 regulatory capital. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

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

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2006.

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

The table below presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2005.

MARKET RISK

December 31, 2005

	Avg Rate	Expected Maturity / Principal Repayments at December 31,
		2006	2007	2008	2009	2010	Thereafter	Balance	Fair Value
	(Dollars in thousands)
Interest Sensitive Assets
Loans	6.74%	$999,682	$367,198	$279,048	$161,942	$118,239	$391,317	$2,317,426	$2,228,778
Securities	4.29	135,174	78,734	176,834	12,517	14,769	38,194	456,222	456,649
Federal funds sold and interest bearing deposits	2.96	86,050	—	—	—	—	—	86,050	101,796
Interest Sensitive Liabilities
Savings and transaction deposits	1.44	1,198,652	—	—	—	—	—	1,198,652	1,192,126
Time deposits	2.57	561,749	83,637	21,347	33,022	10,429	26	710,210	707,001
Short-term borrowings	3.06	37,176	—	—	—	—	—	37,176	37,173
Long-term borrowings	5.94	2,779	1,104	235	—	—	—	4,118	4,236
Junior subordinated debentures	8.52	—	—	—	—	—	51,804	51,804	51,458
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	991
Letters of credit		—	—	—	—	—	—	—	543

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

Income Taxes

The Company files a consolidated income tax return. Deferred taxes are recognized under the liability method based upon the future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using the tax rates expected to apply to taxable income in the periods when the related temporary differences are expected to be realized.

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

The evaluation of intangible assets for the year ended December 31, 2005 resulted in no material impairments.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2005.

Grant Thornton LLP, the independent registered public accounting firm that audited the 2005 consolidated financial statements of the Company included in this annual report, has issued, included in this report, an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

BancFirst Corporation

Oklahoma City, Oklahoma

March 14, 2006

/S/ DAVID E. RAINBOLT
David E. Rainbolt President and Chief Executive Officer
(Principal Executive Officer)

/S/ JOE T. SHOCKLEY, JR.
Joe T. Shockley, Jr. Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/S/ RANDY FORAKER
Randy Foraker Executive Vice President and Chief Risk Officer
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of BancFirst Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BancFirst Corporation and Subsidiaries, (collectively, the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of BancFirst Corporation and Subsidiaries, as of December 31, 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flow for the year then ended and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 14, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of BancFirst Corporation

We have audited the accompanying consolidated balance sheet of BancFirst Corporation and Subsidiaries (collectively, the Company) as of December 31, 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flow for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancFirst Corporation and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BancFirst Corporation

We have audited the accompanying consolidated balance sheet of BancFirst Corporation as of December 31, 2004 , and the related consolidated Statements of income and comprehensive income, stockholders’ equity, and cash flow for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BancFirst Corporation at December 31, 2004 , and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The 2004 and 2003 consolidated statements of cash flow have been restated as discussed in the last paragraph of the Basis of Presentation in Note 1 to the consolidated financial statements.

/s/    ERNST & YOUNG LLP

Oklahoma City, Oklahoma

March 14, 2005

Except for the last paragraph of the Basis of Presentation in Note 1, as to which the date is March 14, 2006.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Cash and due from banks	$188,614	$100,564
Interest-bearing deposits with banks	15,756	15,643
Federal funds sold	86,050	130,000
Securities (market value: $456,469 and $561,242, respectively)	456,222	560,234
Loans:
Total loans (net of unearned interest)	2,317,426	2,093,515
Allowance for loan losses	(27,517)	(25,746)

Loans, net	2,289,909	2,067,769
Premises and equipment, net	72,857	68,643
Other real estate owned	1,636	2,035
Intangible assets, net	7,063	6,203
Goodwill	31,460	30,046
Accrued interest receivable	21,345	18,723
Other assets	52,118	47,117

Total assets	$3,223,030	$3,046,977

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$895,657	$807,474
Interest-bearing	1,908,862	1,849,960

Total deposits	2,804,519	2,657,434
Short-term borrowings	37,176	27,707
Accrued interest payable	5,466	3,884
Other liabilities	16,351	18,542
Long-term borrowings	4,118	7,815
Junior subordinated debentures	51,804	51,804
Minority interest	1,247	2,294

Total liabilities	2,920,681	2,769,480

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par; 20,000,000 shares authorized; shares issued and outstanding: 15,637,170 and 15,681,592, respectively	15,637	15,682
Capital surplus	57,264	55,213
Retained earnings	232,416	203,450
Accumulated other comprehensive income (loss), net of income tax of $(1,600) and $1,187, respectively	(2,968)	3,152

Total stockholders’ equity	302,349	277,497

Total liabilities and stockholders’ equity	$3,223,030	$3,046,977

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
INTEREST INCOME
Loans, including fees	$148,567	$119,294	$115,050
Securities:
Taxable	19,949	21,144	21,960
Tax-exempt	1,329	1,455	1,601
Federal funds sold	1,381	2,798	2,319
Interest-bearing deposits with banks	480	74	102

Total interest income	171,706	144,765	141,032

INTEREST EXPENSE
Deposits	34,368	22,528	27,900
Short-term borrowings	1,130	332	305
Long-term borrowings	344	548	1,263
Junior subordinated debentures	4,413	4,111	2,447

Total interest expense	40,255	27,519	31,915

Net interest income	131,451	117,246	109,117
Provision for loan losses	4,607	2,699	3,722

Net interest income after provision for loan losses	126,844	114,547	105,395

NONINTEREST INCOME
Trust revenue	4,856	4,490	4,267
Service charges on deposits	27,573	27,063	25,771
Securities transactions	196	(236)	3,283
Income from sales of loans	2,271	1,753	2,303
Insurance commissions and premiums	6,825	4,654	2,013
Other	12,563	14,131	11,183

Total noninterest income	54,284	51,855	48,820

NONINTEREST EXPENSE
Salaries and employee benefits	64,544	63,216	57,326
Occupancy and fixed assets expense, net	7,218	6,488	6,187
Depreciation	6,596	6,128	5,455
Amortization of intangible assets	814	831	580
Data processing services	2,463	2,493	2,339
Net expense from other real estate owned	279	524	401
Loss on early extinguishment of debt	—	—	2,429
Marketing and business promotion	4,720	3,382	2,906
Other	30,531	25,682	27,759

Total noninterest expense	117,165	108,744	105,382

Income before taxes	63,963	57,658	48,833
Income tax expense	(21,128)	(20,482)	(16,951)

Net income	42,835	37,176	31,882
Other comprehensive income, net of tax of $(2,856), $(3,989) and $(1,597), respectively
Unrealized losses on securities	(5,993)	(6,839)	(3,928)
Reclassification adjustment for gains/(losses) included in net income	(127)	154	(2,134)

Comprehensive income	$36,715	$30,491	$25,820

NET INCOME PER COMMON SHARE
Basic	$2.74	$2.38	$2.04

Diluted	$2.68	$2.33	$2.00

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	15,681,592	$15,682	15,645,274	$15,646	16,273,704	$16,274
Shares issued	85,778	85	119,318	120	91,720	92
Shares acquired and canceled	(130,200)	(130)	(83,000)	(84)	(720,150)	(720)

Issued at end of period	15,637,170	$15,637	15,681,592	$15,682	15,645,274	$15,646

CAPITAL SURPLUS
Balance at beginning of period		$55,213		$52,996		$51,095
Common stock issued		2,051		2,217		1,901

Balance at end of period		$57,264		$55,213		$52,996

RETAINED EARNINGS
Balance at beginning of period		$203,450		$176,893		$168,240
Net income		42,835		37,176		31,882
Dividends on common stock ($0.60, $0.53 and $0.47 per share, respectively)		(9,369)		(8,301)		(7,343)
Adjustment to basis of Subsidiary		18
Common stock acquired and canceled		(4,518)		(2,318)		(15,886)

Balance at end of period		$232,416		$203,450		$176,893

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Unrealized gains on securities:
Balance at beginning of period		$3,152		$9,837		$15,899
Net change		(6,120)		(6,685)		(6,062)

Balance at end of period		$(2,968)		$3,152		$9,837

Total stockholders’ equity		$302,349		$277,497		$255,372

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2005	2004 (as restated) See Note 1	2003 (as restated) See Note 1
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,835	$37,176	$31,882
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	4,607	2,699	3,722
Depreciation and amortization	7,567	6,959	6,035
Net amortization of securities premiums and discounts	1,595	2,740	2,185
Realized securities losses (gains)	(196)	236	(3,283)
Gain on sales of loans	(2,071)	(1,753)	(2,125)
Gain on sale of minority stock	—	(2,874)	—
Cash receipts from the sale of loans originated for sale	114,393	91,242	137,308
Cash disbursements for loans originated for sale	(109,875)	(96,193)	(125,398)
Deferred income tax provision	1,383	1,245	867
Amortization of tax basis difference	976	1,301	—
Provision for losses on other real estate owned	169	381	288
(Increase) decrease in interest receivable	(2,337)	283	3,427
Increase (decrease) in interest payable	1,452	143	(1,970)
Other, net	(4,307)	(5,222)	(9,315)

Net cash provided by operating activities	56,191	38,363	43,623

INVESTING ACTIVITIES
Net cash and due from banks provided (used) for acquisitions	(10,990)	(3,960)	11,562
Purchases of securities:
Held for investment	(4,987)	(3,074)	(1,962)
Available for sale	(11,757)	(172,132)	(182,622)
Maturities of securities:
Held for investment	6,000	8,356	16,394
Available for sale	120,628	143,103	100,878
Proceeds from sales and calls of securities:
Held for investment	601	1,031	2,194
Available for sale	7,880	14,072	92,386
Net (increase) decrease in federal funds sold	45,000	(24,191)	28,191
Purchases of loans	(37,807)	(39,030)	(16,473)
Proceeds from sales of loans	92,349	63,520	60,910
Net other increase in loans	(276,912)	(172,088)	(120,364)
Purchases of premises and equipment	(15,975)	(9,085)	(7,597)
Proceeds from the sale of other real estate owned and repossessed assets	9,244	5,324	4,807
Other, net	—	9,787	406

Net cash used for investing activities	(76,726)	(178,367)	(11,290)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	102,980	129,678	135,251
Net increase (decrease) in certificates of deposits	8,939	(57,935)	(110,235)
Net increase (decrease) in short-term borrowings	12,049	11,097	(14,516)
Net (decrease) in long-term borrowings	(3,697)	(4,195)	(23,024)
Issuance of junior subordinated debentures	—	26,804	—
Issuance of common stock	2,070	2,295	1,633
Acquisition of common stock	(4,582)	(2,360)	(16,246)
Cash dividends paid	(9,061)	(8,301)	(7,173)

Net cash provided (used) by financing activities	108,698	97,083	(34,310)

Net increase (decrease) in cash and due from banks	88,163	(42,921)	(1,977)
Cash and due from banks at the beginning of the period	116,207	159,128	161,105

Cash and due from banks at the end of the period	$204,370	$116,207	$159,128

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest	$38,803	$27,376	$33,785

Cash paid during the year for income taxes	$21,049	$16,976	$15,026

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, Wilcox & Jones, Inc., Park State Bank, and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibanc Insurance Agency, Inc., BancFirst Agency, Inc., BancFirst Community Development Corporation, Lenders Collection Corporation and PremierSource, LLC. Three other operating subsidiaries of BancFirst, Mojave Asset Management Company, Desert Asset Management Company, and Delamar Asset Management Limited Partnership, were liquidated and dissolved in August 2004. One other operating subsidiary of BancFirst, Express Financial Corporation, was liquidated and dissolved in December 2004. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts for 2004 and 2003 have been reclassified to conform to the 2005 presentation.

Prior to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2005, management determined that the Company’s consolidated statements of cash flow for the years ended December 31, 2004 and 2003 should be restated to reclassify disbursements of $96.2 million and $125.4 million, respectively, from “Net other increase in loans” in Investing Activities to “Cash disbursements for loans originated for sale” in Operating Activities as such amounts relate to cash disbursements of mortgage loans originated for sale. The restatement does not affect the net change in cash and due from banks for the years ended December 31, 2004 and 2003 and has no impact on the December 31, 2004 Company’s consolidated balance sheet or the 2004 or 2003 consolidated statements of income and related net income per share amounts or on the consolidated statements of stockholders’ equity or on the Company’s liquidity.

Stock Split

In January 2006, the Company approved a two-for-one split for shares of common stock to be issued in the form of a stock dividend. As a result of the stock split, the Company’s stockholders received one additional share of the Company’s common stock for each share of common stock held of record on February 16, 2006. The additional shares of our common stock were distributed on March 1, 2006. All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect this stock split for all periods presented.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible Assets and Goodwill

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

	Year Ended December 31,
	2005		2004		2003
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
	(dollars in thousands, except per share data)
APB 25 charge	$—	$—	$—	$—	$—	$—
FAS 123 charge		556		601	—	706
Net income	42,835	42,279	37,176	36,575	31,882	31,176
Net income per share:
Basic	$2.74	$2.71	$2.38	$2.34	$2.04	$1.99
Diluted	2.68	2.65	2.33	2.29	2.00	1.96

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”) which provides guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. Special purpose entities and other types of entities are assessed for consolidation under this new guidance. FIN 46 requires a variable interest entity to be consolidated if the company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. FIN 46 is effective for interests in variable interest entities acquired after January 31, 2003. It applied in the first interim period after June 15, 2003 to interests in variable interest entities acquired before February 1, 2003. As of October 9, 2003, the FASB deferred compliance with FIN 46 from July 1, 2003 to the first period ending after December 15, 2003 for variable interest entities created prior to February 1, 2003. However, the Company adopted FIN 46 on July 1, 2003, as originally issued, and de-consolidated BFC Capital Trust I. In December 2003, the FASB issued a revision of FIN 46 (“Revised FIN 46”) that codified the proposed modifications and other decisions previously issued through certain FASB Staff Positions, made other revisions, and superseded the original FIN 46. The effect of this de-consolidation was to remove the $25 million of 9.65% Capital Securities and the related interest expense from the Company’s consolidated financial statements, and instead report the $25 million of Junior Subordinated Debentures issued by BancFirst Corporation to the Trust, and the related interest expense thereon. In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(2) MERGERS & ACQUISITIONS AND RECENT TRANSACTIONS

In January 2003, BancFirst Corporation repurchased 640,000 shares of its common stock for $14.4 million. The shares were repurchased through a market-maker in the Company’s stock and was not a part of the Company’s ongoing Stock Repurchase Program.

In October 2003, BancFirst Corporation completed the acquisition of Lincoln National Bancorporation (“Lincoln”) of Oklahoma City, Oklahoma for cash of $16.95 million. Lincoln had consolidated total assets of approximately $107.67 million. As a result of the acquisition, Lincoln was merged into the Company, and Lincoln’s wholly-owned bank subsidiary, Lincoln National Bank, became a subsidiary of the Company and was merged into BancFirst in February 2004. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’ consolidated financial statements from the date of the acquisition forward.

In November 2003, BancFirst completed the acquisition of the Hobart and Lone Wolf, Oklahoma branches of Gold Bank. As a result of the acquisition, BancFirst purchased approximately $16.26 million of loans and other assets, and assumed approximately $40.47 million of deposits, for a premium of approximately $2.73 million. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subordinated Debentures, are guaranteed by BancFirst Corporation, and qualify as Tier 1 regulatory capital. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

In October 2004, the Company completed the acquisition of Wilcox & Jones, Inc., an independent insurance agency headquartered in Tulsa, Oklahoma for $4.8 million. The purchase price included $4.0 million in cash and $800,000 in notes payable. As a result of the acquisition, Wilcox & Jones became a wholly-owned subsidiary of BancFirst Corporation. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition have been included in the Company’s consolidated financial statements from the date of the acquisition forward.

In 2004, the Company sold minority interests it owned in two community banks and recognized pre-tax gains totaling $2.87 million.

In September 2005, the Company organized a Community Development Entity known as BancFirst Community Development Corporation and funded the entity with $1 million of equity. The entity was organized to make certain investments in low to moderate income communities and to apply for an allocation of New Markets Tax Credits designed to assist in the development of communities in accordance with the guidelines established for Community Development Entities. The Company is currently waiting for a determination of funds to be allocated which is expected to occur in April of 2006.

In December 2005, BancFirst Corporation completed the acquisition of Park State Bank (Park State), Nicoma Park, Oklahoma for cash of approximately $11 million. Park State had total assets of approximately $44 million. As a result of the acquisition, Park State became a wholly-owned subsidiary of BancFirst Corporation and was merged into BancFirst in February 2006. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2005.

(3) DUE FROM BANKS AND FEDERAL FUNDS SOLD

The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. It also sells federal funds to certain of these institutions on an overnight basis. As a result, the Company had concentrations of credit risk in one institution totaling $35 million at December 31, 2005 and in four institutions totaling $130 million at December 31, 2004. These institutions are selected based on the strength of their financial condition and their creditworthiness. No collateral is required on such balances.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or on deposit with the Federal Reserve Bank. The average amount of reserves maintained for each of the years ended December 31, 2005 and 2004 was approximately $23.9 million and $21.0 million, respectively.

(4) SECURITIES

The table below summarizes securities held for investment and securities available for sale:

	December 31,
	2005	2004
	(dollars in thousands)
Held for investment at cost (market value: $30,781, and $33,168, respectively)	$30,534	$32,160
Available for sale, at market value	425,688	528,074

Total	$456,222	$560,234

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the amortized cost and estimated market values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
December 31, 2005
Mortgage backed securities	$3,965	$99	$(183)	$3,881
States and political subdivisions	26,569	350	(19)	26,900

Total	$30,534	$449	$(202)	$30,781

December 31, 2004
Mortgage backed securities	$5,296	$187	$(3)	$5,480
States and political subdivisions	26,864	863	(39)	27,688

Total	$32,160	$1,050	$(42)	$33,168

The table below summarizes the amortized cost and estimated market values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
December 31, 2005
U.S. Treasuries	$1,603	$24	$(4)	$1,623
U.S. federal agencies(1)	377,661	136	(5,874)	371,923
Mortgage backed securities	18,778	60	(96)	18,742
States and political subdivisions	19,915	49	(61)	19,903
Other securities(2)	12,300	1,240	(43)	13,497

Total	$430,257	$1,509	$(6,078)	$425,688

December 31, 2004
U.S. Treasuries	$1,655	$21	$(12)	$1,664
U.S. federal agencies(1)	479,255	4,805	(1,672)	482,388
Mortgage backed securities	17,464	238	(10)	17,692
States and political subdivisions	10,579	148	(12)	10,715
Other securities(2)	14,430	1,185	—	15,615

Total	$523,383	$6,397	$(1,706)	$528,074

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities.
(2)	Primarily consists of FHLB stock and equity securities.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31,
	2005		2004
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$3,656	$3,664	$5,486	$5,529
After one year but within five years	16,253	16,312	20,169	20,759
After five years but within ten years	4,757	4,871	4,694	4,982
After ten years	5,868	5,934	1,811	1,898

Total	$30,534	$30,781	$32,160	$33,168

Available for Sale
Contractual maturity of debt securities:
Within one year	$131,085	$131,048	$119,923	$120,719
After one year but within five years	260,247	254,485	378,098	380,630
After five years but within ten years	13,935	14,105	9,722	9,851
After ten years	12,690	12,553	1,385	1,438

Total debt securities	417,957	412,191	509,128	512,638
Equity securities	12,300	13,497	14,255	15,436

Total	$430,257	$425,688	$523,383	$528,074

The following is a detail of realized securities gains, losses and impairments on available for sale securities:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Proceeds	$6,307	$316	$89,921
Gross gains realized	196	27	3,308
Gross losses realized	—	—	—
Impairments	—	263	25

Securities having book values of $382.96 million, $475.97 million and $439.11 million at December 31, 2005, 2004 and 2003, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of 206 and 71 securities had unrealized losses at December 31, 2005 and 2004 respectively. These securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
December 31, 2005
Held to Maturity
U.S. federal agencies	$993	$183	$—	$—	$993	$183
States, political subdivisions, and other	8,413	19	—	—	8,413	19

Total	$9,406	$202	$—	$—	$9,406	$202

Available for Sale
U.S. federal agencies	$296,808	$5,797	$5,083	$177	$301,891	$5,974
States, political subdivisions, and other	6,253	104	—	—	6,253	104

Total	$303,061	$5,901	$5,083	$177	$308,144	$6,078

December 31, 2004
Held to Maturity
U.S. federal agencies	$—	$—	$657	$3	$657	$3
States, political subdivisions, and other	110	—	2,971	39	3,081	39

Total	$110	$—	$3,628	$42	$3,738	$42

Available for Sale
U.S. federal agencies	$29,865	$211	$143,224	$1,483	$173,089	$1,694
States, political subdivisions, and other	275	1	2,647	11	2,922	12

Total	$30,140	$212	$145,871	$1,494	$176,011	$1,706

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2005 and 2004, the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, management believes the impairments detailed in the table above are temporary and no material impairment loss has been realized in the Company’s consolidated income statement.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and industrial	$426,819	18.42%	$341,462	16.31%
Oil & Gas Production & Equipment	87,192	3.76	40,976	1.96
Agriculture	88,472	3.82	93,691	4.48
State and political subdivisions:
Taxable	2,919	0.13	3,093	0.15
Tax-exempt	11,785	0.51	15,822	0.76
Real Estate:
Construction	215,965	9.32	152,402	7.28
Farmland	82,216	3.55	83,887	4.01
One to four family residences	512,513	22.11	502,015	23.98
Multifamily residential properties	10,640	0.46	11,987	0.57
Commercial	568,542	24.53	544,370	26.00
Consumer	276,374	11.93	273,548	13.07
Other	33,989	1.46	30,262	1.43

Total loans	$2,317,426	100.00%	$2,093,515	100.00%

Loans held for sale (included above)	$4,548		$9,066

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the allowance for loan losses are summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Balance at beginning of period	$25,746	$26,148	$24,367

Charge-offs	(3,844)	(4,179)	(4,493)
Recoveries	707	1,078	1,288

Net charge-offs	(3,137)	(3,101)	(3,205)

Provisions charged to operations	4,607	2,699	3,722
Additions from acquisitions	301	—	1,264

Total additions	4,908	2,699	4,986

Balance at end of period	$27,517	$25,746	$26,148

Below is a summary of impaired loans and the amounts included in the allowance for loan losses for impaired loans. No material amounts of interest income were collected on impaired loans for 2005 or 2004.

	Year Ended December 31,
	2005	2004
	(dollars in thousands)
Allowance for loss on impaired loans	$1,538	$1,908
Recorded balance of impaired loans	5,998	7,597

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
	(dollars in thousands)
2003	$7,192	$38,528	$(23,078)	$22,642
2004	$22,642	$9,121	$(22,893)	$8,870
2005	$8,870	$10,508	$(11,663)	$7,715

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statement of cash flows. Such transfers totaled $4,889 and $4,909 for the years ended December 31, 2005 and 2004, respectively.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment by classification:

	December 31,
	2005	2004
	(dollars in thousands)
Land	$16,045	$14,759
Buildings	76,204	69,152
Furniture, fixtures and equipment	44,892	43,558
Accumulated depreciation	(64,284)	(58,826)

Total	$72,857	$68,643

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	December 31,
	2005		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Core deposit intangibles	$7,972	$(3,057)	$6,297	$(2,370)
Customer relationship intangibles	2,308	(160)	2,308	(32)

Total	$10,280	$(3,217)	$8,605	$(2,402)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization
Year ended December 31:
2005	$814
2004	831
2003	580

Estimated Amortization
Year ending December 31:
2006	$931
2007	773
2008	679
2009	679
2010	679

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(dollars in thousands)
Year Ended:
December 31, 2005
Balance at beginning of period	$6,150	$20,881	$2,485	$1,713	$(1,183)	$30,046
Acquisitions	—	1,276	—	—	—	1,276
Adjustments	—	44	—	(1,089)	1,183	138

Balance at end of period	$6,150	$22,201	$2,485	$624	$—	$31,460

Year Ended:
December 31, 2004
Balance at beginning of period, as presented	$12,993	$14,088	$—	$1,713	$(1,183)	$27,611
Reclassification for realignment	(6,814)	6,814	—	—	—	—

Balance at beginning of period, as restated	6,179	20,902	—	1,713	(1,183)	27,611
Acquisitions, as restated	8	327	2,485	—	—	2,820
Adjustments, as restated	(37)	(348)	—	—	—	(385)

Balance at end of period	$6,150	$20,881	$2,485	$1,713	$(1,183)	$30,046

(8) TIME DEPOSITS

Certificates of deposit in denominations of $100 thousand or more totaled $246 million and $223 million at December 31, 2005 and 2004, respectively. At December 31, 2005, the scheduled maturities of all certificates of deposit are as follows (dollars in thousands):

2006	$561,749
2007	83,637
2008	21,347
2009	33,022
2010	10,429
Thereafter	26

Total	$710,210

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2005	2004
	(dollars in thousands)
Federal funds purchased	$26,859	$20,592
Repurchase agreements	10,317	7,115

Total	$37,176	$27,707

Weighted average interest rate	3.06%	1.21%

Federal funds purchased represents borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

(10) LONG-TERM BORROWINGS

The Company borrows under a line of credit from the Federal Home Loan Bank of Topeka, Kansas in order to match-fund certain long-term fixed rate loans. Such advances are at rates of from 5.09% to 7.86% and mature from 2006 through 2008. Interest payments on the advances are due monthly. Required principal payments on the advances for 2006 total $2.51 million. The Company’s assets, including residential first mortgages, are pledged as collateral for the borrowings under the line of credit.

In October 2004, the Company issued two promissory notes related to the acquisition of Wilcox & Jones, Inc., an independent insurance agency, totaling $800,000. The notes are payable to the prior principals who remain in management positions with the agency. The notes mature in three equal annual installments with the first installment of $267,000 paid in September 2005 leaving a remaining balance of $533,000. The notes have a six month adjustable interest rate equal to the 180 day Treasury Bill. At December 31, 2005 the effective interest rate was 3.87%.

In June 2003, the Company retired $25.1 million of Federal Home Loan Bank advances under its line of credit, and recognized a loss on early extinguishment of debt of $2.43 million. This early retirement of the advances was part of a plan to adjust the Company’s interest rate sensitivity. These retired advances had fixed rates from 3.47% to 7.87% and maturities from 2008 to 2017.

Maturities of long-term debt as of December 31, 2005 are as follows (dollars in thousands):

2006	$2,779
2007	1,104
2008	235
2009	—
2010 and after	—

Total	$4,118

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) JUNIOR SUBORDINATED DEBENTURES

In January 1997, BancFirst Corporation established BFC Capital Trust I (the “Trust”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of the Trust. In February 1997, the Trust issued $25 million of aggregate liquidation amount of 9.65% Capital Securities, Series A (the “Capital Securities”) to other investors. The proceeds from the sale of the Capital Securities and the common securities of the Trust were invested in $25 million of 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the “9.65% Junior Subordinated Debentures”) of BancFirst Corporation. The Series A Capital Securities and 9.65% Junior Subordinated Debentures were subsequently exchanged for Series B Capital Securities and Junior Subordinated Debentures, pursuant to a Registration Rights Agreement. The terms of the Series A and Series B securities are identical in all material respects. Interest payments on the 9.65% Junior Subordinated Debentures are payable January 15 and July 15 of each year. Such interest payments may be deferred for up to ten consecutive semi-annual periods. The stated maturity date of the 9.65% Junior Subordinated Debentures is January 15, 2027, but they are subject to mandatory redemption pursuant to optional prepayment terms. The optional prepayment terms allow for prepayment on or after January 15, 2007, in whole or in part, at a prepayment price equal to 104.825% of the principal amount thereof on January 15, 2007, declining ratably on each January 15 thereafter to 100% on or after January 15, 2017. The Capital Securities represent an undivided interest in the 9.65% Junior Subordinated Debentures and are guaranteed by BancFirst Corporation. In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

In January 2004, BancFirst Corporation established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of BFC II. In February 2004, BFC II issued $25 million of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1 million in Trust Preferred Securities through the execution of an over-allotment option. The proceeds from the sale of the Trust Preferred Securities and the common securities of BFC II were invested in $26.8 million of 7.20% Junior Subordinated Debentures of BancFirst Corporation. Interest payments on the 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Trust Preferred Securities represent an undivided interest in the 7.20% Junior Subordinated Debentures and are guaranteed by BancFirst Corporation. In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) INCOME TAXES

The components of the Company’s income tax expense are as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Current taxes:
Federal	$(18,614)	$(17,902)	$(15,108)
State	(1,131)	(1,335)	(976)
Deferred taxes	(1,383)	(1,245)	(867)

Total income taxes	$(21,128)	$(20,482)	$(16,951)

Income tax expense (benefit) applicable to securities transactions approximated $35 thousand and $(51) thousand for the years ended December 31, 2005 and 2004, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Tax expense at the federal statutory tax rate	$(22,387)	$(20,180)	$(17,091)
(Increase) decrease in tax expense from:
Tax-exempt income, net	766	846	938
State tax expense including amortization of basis difference, net of federal tax benefit	(976)	(1,301)	(582)
Federal tax credits	1,309	809	—
Other, net	160	(656)	(216)

Total tax expense	$(21,128)	$(20,482)	$(16,951)

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net deferred tax asset consisted of the following:

	December 31,
	2005	2004
	(dollars in thousands)
Provision for loan losses	$9,381	$8,894
Basis difference related to tax credits	—	1,502
Discount on securities of banks acquired	107	117
Write-downs of other real estate owned	259	167
Unrealized net losses on securities available for sale	1,600	—
Deferred compensation	658	636
Other	356	70

Gross deferred tax assets	12,361	11,386

Unrealized net gains on securities available for sale	—	(1,582)
Basis difference related to tax credits	(875)	—
Depreciation	(2,372)	(2,961)
Leveraged lease	(3,581)	(3,335)
Other	(1,232)	(1,059)

Gross deferred tax liabilities	(8,060)	(8,937)

Net deferred tax asset	$4,301	$2,449

(13) EMPLOYEE BENEFITS

In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the “ESOP”) effective January 1, 1985. The ESOP covers all eligible employees, as defined in the ESOP, of the Company and its subsidiaries. The ESOP allows employees to defer up to the maximum legal limit of their compensation, of which the Company may match 50%, but not to exceed 3% of their compensation. In addition, the Company may make discretionary contributions to the ESOP, as determined by the Company’s Board of Directors. The aggregate amounts of contributions by the Company to the ESOP for the years ended December 31, 2005, 2004 and 2003, were approximately $3.1 million, $3.1 million and $2.2 million, respectively.

BancFirst Corporation also adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In 2004, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,400,000. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2005 will become exercisable through the year 2012. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). A total of 150,000 shares may be issued under the plan. Each non-employee director is granted an option for 10,000 shares. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2005 will become exercisable through the year 2008. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the options granted under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan is as follows:

	Year Ended December 31,
	2005		2004		2003
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	1,140,976	$18.85	1,194,872	$17.40	1,130,000	$15.91
Options granted	140,000	34.13	125,100	29.98	160,456	25.55
Options exercised	(89,450)	14.01	(116,246)	12.72	(82,584)	13.11
Options canceled	(32,750)	22.80	(62,750)	24.78	(13,000)	15.91

Outstanding at end of year	1,158,776	20.95	1,140,976	18.85	1,194,872	17.40

Exercisable at end of year	473,224	15.56	436,548	14.73	429,920	13.68

Weighted average fair value of options granted	$9.36		$7.39		$7.47

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: a dividend yield of 1.5% to 2.0%; risk-free interest rates are different for each grant and range from 3.74% to 7.74%; the expected lives of the options are from five to ten years; and volatility of the Company’s stock price is from 16.23% to 90.52% for all grants.

A summary of options outstanding under the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan as of December 31, 2005 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life in Years	Wgtd. Avg. Exercise Price	Number Exercisable	Wgtd. Avg. Exercise Price
$ 7.57 to $ 9.32	20,000	1.00	$9.32	20,000	$9.32
$10.38 to $14.75	99,750	6.42	11.99	99,750	11.99
$15.25 to $19.91	536,470	8.93	17.07	350,972	16.84
$20.00 to $39.25	502,556	12.86	27.34	2,502	27.74

$ 7.57 to $39.25	1,158,776	10.28	20.95	473,224	15.56

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AmQuest Financial Corp. (“AmQuest”), which merged with the Company in 1998, had four stock option plans. These plans were assumed by the Company, but no new options will be issued under the plans. Pro forma disclosures, as if the cost recognition provision of FAS 123 had been applied, have not been presented for these plans since such disclosures would not result in material differences from the intrinsic value method. Three of the plans are qualified incentive stock option plans for employees (the “AmQuest Employees Stock Option Plans”). A total of 356,270 shares were authorized to be issued under the plans. These options became fully vested at the time of the merger and will expire at various dates through November 2006. A summary of the options granted under the AmQuest Employees Stock Option Plans is as follows:

	Year Ended December 31,
	2005		2004		2003
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	4,912	$7.91	4,912	$7.91	9,348	$7.53
Options exercised	(3,328)	7.62	—	—	(4,436)	7.10
Options canceled	—	—	—	—	—	—

Outstanding at end of year	1,584	$8.53	4,912	$7.91	4,912	$7.91

A summary of options outstanding under the AmQuest Employees Stock Option Plans as of December 31, 2005 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price
$6.79 to $8.53	1,584	0.88	$8.53

AmQuest’s other stock option plan was for non-employee directors (the “AmQuest Directors’ Stock Option Plan”). The AmQuest Directors Stock Option Plan was authorized to issue up to 237,510 shares and the options were fully exercisable when granted. These options will expire at various dates through May 2007. A summary of the options granted under the AmQuest Directors Stock Option Plan is as follows:

	Year Ended December 31,
	2005		2004		2003
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	3,808	$9.26	5,550	$9.31	9,826	$8.70
Options exercised	(952)	8.61	(1,742)	9.43	(4,276)	7.90

Outstanding at end of year	2,856	$9.47	3,808	$9.26	5,550	$9.31

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of options outstanding under the AmQuest Directors Stock Option Plan as of December 31, 2005 is as follows:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Wgtd. Avg. Remaining Contractual Life	Wgtd. Avg. Exercise Price
$6.79 to $10.42	2,856	0.98	$9.47

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”). Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. A total of 40,000 shares are authorized to be issued under the plan. A summary of the accumulated stock units is as follows:

	December 31,
	2005	2004
Accumulated stock units	29,026	27,272
Average price	$23.87	$21.27

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

(c) Common stock: $1.00 par value; 20,000,000 shares authorized. At December 31, 2005 and 2004, there were 15,637,170 shares and 15,681,592 shares issued and outstanding, respectively.

On May 27, 2004, the Company amended its Amended and Restated Certificate of Incorporation to increase the number of shares of common stock that the Company has the authority to issue from 15,000,000 shares to 20,000,000 shares.

In January 2006, the Company approved a two-for-one split for shares of common stock to be issued in the form of a stock dividend. As a result of the stock split, the Company’s stockholders received one additional share of the Company’s common stock for each share of common stock held of record on February 16, 2006. The additional shares of our common stock were distributed on March 1, 2006. All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect this stock split for all periods presented.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2003, BancFirst Corporation repurchased 640,000 shares of its common stock for $14.4 million. The shares were repurchased through a market-maker in the Company’s stock and the repurchase was not a part of the Company’s ongoing Stock Repurchase Program.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 555,832 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 364,530 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2005 there were 286,052 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Year Ended December 31,
	2005	2004
Number of shares repurchased	130,200	83,000
Average price of shares repurchased	$35.18	$28.43

BancFirst Corporation’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2006, approximately $56.6 million of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

During any deferral period or any event of default on the Junior Subordinated Debentures, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company, Park State and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s, Park State’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. The required capital amounts and the Company’s, Park State’s and BancFirst’s respective ratios are shown below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$348,994	13.65%	$204,494	8.00%	N/A	N/A
BancFirst	294,991	11.71%	201,491	8.00%	$251,991	10.00%
Park State Bank	8,300	50.93%	1,304	8.00%	1,630	10.00%

Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	321,169	12.56%	102,169	4.00%	N/A	N/A
BancFirst	267,467	10.61%	100,867	4.00%	151,167	6.00%
Park State Bank	8,095	49.68%	651	4.00%	978	6.00%

Tier I Capital
(to Total Assets)-
BancFirst Corporation	321,169	10.08%	95,669	3.00%	N/A	N/A
BancFirst	267,467	8.61%	93,067	3.00%	155,467	5.00%
Park State Bank	8,095	19.60%	1,240	3.00%	2,065	5.00%

As of December 31, 2004:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$319,791	13.88%	$184,000	8.00%	N/A	N/A
BancFirst	260,454	11.43%	182,400	8.00%	$228,000	10.00%

Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	293,650	12.75%	92,200	4.00%	N/A	N/A
BancFirst	234,313	10.28%	91,200	4.00%	136,700	6.00%

Tier I Capital
(to Total Assets)-
BancFirst Corporation	293,650	9.75%	90,500	3.00%	N/A	N/A
BancFirst	234,313	7.90%	89,000	3.00%	148,500	5.00%

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. As of December 31, 2005 and 2004, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(15) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(dollars in thousands, except per share data)
Year Ended December 31, 2005
Basic
Income available to common stockholders	$42,835	15,625,273	$2.74

Effect of stock options	—	374,954

Diluted
Income available to common stockholders plus assumed exercises of stock options	$42,835	16,000,227	$2.68

Year Ended December 31, 2004
Basic
Income available to common stockholders	$37,176	15,661,026	$2.38

Effect of stock options	—	330,046

Diluted
Income available to common stockholders plus assumed exercises of stock options	$37,176	15,991,072	$2.33

Year Ended December 31, 2003
Basic
Income available to common stockholders	$31,882	15,671,178	$2.04

Effect of stock options	—	274,572

Diluted
Income available to common stockholders plus assumed exercises of stock options	$31,882	15,945,750	$2.00

Below is the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2005	—	—
December 31, 2004	10,372	$32.27
December 31, 2003	19,836	$26.30

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2005	2004
	(dollars in thousands)
ASSETS
Cash	$31,091	$41,713
Securities	2,226	2,202
Investments in subsidiaries	320,145	284,261
Intangible assets	624	1,713
Dividends receivable	3,502	3,502
Other assets	1,481	2,076

Total assets	$359,069	$335,467

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$4,383	$5,366
Notes payable	533	800
Junior subordinated debentures	51,804	51,804
Stockholders’ equity	302,349	277,497

Total liabilities and stockholders’ equity	$359,069	$335,467

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$16,599	$12,738	$22,338
Interest:
Loans	—	1	226
Securities	322	328	328
Interest-bearing deposits	1,015	398	31
Other	97	2,874	—

Total operating income	18,033	16,339	22,923

OPERATING EXPENSE
Interest	4,408	4,105	2,494
Amortization	—	—	1
Other	155	124	95

Total operating expense	4,563	4,229	2,590

Income before income taxes and equity in undistributed earnings of subsidiaries	13,470	12,110	20,333
Allocated income tax benefit	1,348	129	645

Income before equity in undistributed earnings of subsidiaries	14,818	12,239	20,978
Equity in undistributed earnings of subsidiaries	28,017	24,937	10,904

Net income	$42,835	$37,176	$31,882

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,835	$37,176	$31,882
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	—	—	1
Gain on sale of assets	—	(2,874)	—
Equity in undistributed earnings of subsidiaries	(28,017)	(24,937)	(10,904)
(Increase) decrease in dividends receivable	—	(2,537)	6,203
Other, net	(2,755)	551	646

Net cash provided by operating activities	12,063	7,379	27,828

INVESTING ACTIVITIES
Net cash used for acquisitions	(10,990)	(3,960)	(17,294)
Proceeds from sale of assets	—	18,877	—
Purchases of securities	(26)	(26)	(15)
Net (increase) decrease in loans	—	300	3,900
Other, net	(95)	(2,608)	—

Net cash provided (used) by investing activities	(11,111)	12,583	(13,409)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable	—	—	4,000
Principal payments on notes payable	—	(4,000)	—
Issuance of junior subordinated debentures	—	26,804	—
Issuance of common stock	2,070	2,295	1,633
Acquisition of common stock	(4,583)	(2,360)	(16,246)
Cash dividends paid	(9,061)	(8,301)	(7,173)

Net cash provided (used) by financing activities	(11,574)	14,438	(17,786)

Net increase (decrease) in cash	(10,622)	34,400	(3,367)
Cash at the beginning of the period	41,713	7,313	10,680

Cash at the end of the period	$31,091	$41,713	$7,313

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$4,375	$3,710	$2,470

Cash received during the period for income taxes, net	$(725)	$(1,938)	$(1,524)

(17) RELATED PARTY TRANSACTIONS

In January 2004, the Company purchased land for one of its branches from a director of the Company for $540,000, pursuant to a purchase option in the lease agreement for the property.

In October 2004, the Company issued two promissory notes related to the acquisition of Wilcox & Jones, Inc., an independent insurance agency, totaling $800,000. The notes are payable to the prior principals who remain in management positions with the agency. The notes mature in three equal annual installments with the first installment of $267,000 paid in September 2005 leaving a remaining balance of $533,000. The notes have a six month adjustable interest rate equal to the 180 day Treasury Bill. At December 31, 2005 the effective interest rate was 3.87%.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BancFirst sells credit life, credit accident and health, and ordinary life insurance policies for Century Life, which BancFirst Corporation acquired 75% of in 2001, and which is included in the Company’s consolidated financial statements beginning in 2001. BancFirst retains 40% of the commissions for such sales, which is the maximum amount permitted by law. The net income of Century Life for the years ended December 31, 2005, 2004, and 2003 was $625,000, $386,000, and $455,000, respectively.

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

	December 31,
	2005	2004	2003
	(dollars in thousands)
Loan commitments	$566,447	$515,034	$432,722
Letters of credit	72,454	39,936	31,326

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

The future minimum rental payments under these leases are as follows (dollars in thousands):

Year Ending December 31:
2006	$807
2007	667
2008	532
2009	268
2010	78
Later years	800

Total	$3,152

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $1.11 million, $1.03 million and $929,000 during 2005, 2004 and 2003, respectively.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2004 the Company submitted a claim to its Fidelity Bond carrier for a loss it incurred and expensed in 2003. The amount of the claim approximated $2 million. In 2005, the Company was notified by its insurance carrier that it was denying the claim. The Company is assessing its response and further action, which may include an appeal of the insurance carrier’s claim denial.

In the second quarter of 2005, the Company reported a $3.25 million cash shortfall at one of its branches. The Company notified its fidelity bond carrier of the pending claim and that a thorough investigation would ensue. Based on the facts available at the time and outside consultation, the Company recorded as an expense its deductible on the coverage of $250,000 and a receivable for the bond claim of approximately $3 million during the second quarter. During the third quarter of 2005, it became apparent that the Company’s investigation was going to take much longer than management and the Company’s consultant originally expected. Specifically, the time frame for ongoing criminal investigation of the matter and the possibility of litigation amongst the parties has created uncertainty as to the timing of any recovery under the fidelity bond. While management still expects a significant recovery under its fidelity bond coverage, the amount and timing of the recovery is no longer reasonably estimable. As a result, the Company believes it is prudent to write off, and recognize as an expense, the $3 million bond claim receivable. The amount of the recovery will be recognized as income upon final agreement with the fidelity bond carrier.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
FINANCIAL ASSETS
Cash and due from banks	$188,614	$188,614	$100,564	$100,564
Federal funds sold and interest-bearing deposits	101,806	101,796	145,643	145,643
Securities	456,222	456,469	560,234	561,242
Loans:
Loans (net of unearned interest)	2,317,426		2,093,515
Allowance for loan losses	(27,517)		(25,746)

Loans, net	2,289,909	2,228,778	2,067,769	2,052,752
FINANCIAL LIABILITIES
Deposits	2,804,519	2,801,202	2,657,434	2,661,774
Short-term borrowings	37,176	37,173	27,707	27,707
Long-term borrowings	4,118	4,236	7,815	8,159
Junior subordinated debentures	51,804	51,458	51,804	52,938
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		991		901
Letters of credit		543		300

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2005, the Company realigned the responsibilities of its regional executives whereby four bank locations previously reported as metropolitan banks were now assigned to community bank regional executives. All comparative results of operations and selected information for the 2004 and 2003 reporting periods have been reclassified for this realignment of metropolitan and community banks management responsibilities.

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(dollars in thousands)
December 31, 2005
Net interest income (expense)	$37,443	$92,535	$7,263	$(5,750)	$(40)	$131,451
Provision for loan losses	1,971	2,644	6	(14)	—	4,607
Noninterest income	7,468	26,623	17,279	48,075	(45,161)	54,284
Depreciation and amortization	1,603	4,339	273	1,195	—	7,410
Other expenses	19,751	58,089	16,121	15,822	(28)	109,755

Income before taxes	$21,586	$54,086	$8,142	$25,322	$(45,173)	$63,963

Total Assets	$1,172,513	$2,216,430	$156,313	$50,639	$(372,865)	$3,223,030

Capital expenditures	$2,901	$7,963	$145	$4,443	$—	$15,452

December 31, 2004
As originally presented:
Net interest income (expense)	$39,023	$76,281	$6,254	$(4,264)	$(48)	$117,246
Provision for loan losses	974	1,647	97	(19)	—	2,699
Noninterest income	10,299	23,215	13,161	46,866	(41,686)	51,855
Depreciation and amortization	2,146	3,614	210	1,885	(896)	6,959
Other expenses	26,033	48,422	13,935	12,396	1,000	101,785

Income before taxes	$20,169	$45,812	$5,172	$28,341	$(41,836)	$57,658

Total Assets	$1,215,532	$1,901,720	$175,784	$99,017	$(345,075)	$3,046,977

Capital expenditures	$2,245	$4,071	$38	$2,730	$—	$9,085

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(dollars in thousands)
As reclassified:
Net interest income (expense)	$29,036	$86,268	$6,254	$(4,264)	$(48)	$117,246
Provision for loan losses	386	2,235	97	(19)	—	2,699
Noninterest income	7,483	26,031	13,161	46,866	(41,686)	51,855
Depreciation and amortization	1,521	4,239	210	1,885	(896)	6,959
Other expenses	19,823	54,632	13,935	12,396	1,000	101,785

Income before taxes	$14,789	$51,193	$5,172	$28,341	$(41,836)	$57,658

Total Assets	$982,543	$2,134,709	$175,784	$99,017	$(345,075)	$3,046,977

Capital expenditures	$1,865	$4,451	$38	$2,730	$—	$9,085

December 31, 2003
As originally presented:
Net interest income (expense)	$31,346	$75,917	$6,753	$(4,899)	—	$109,117
Provision for loan losses	633	3,181	(88)	(4)	—	3,722
Noninterest income	8,776	22,659	12,364	58,241	(53,220)	48,820
Depreciation and amortization	1,794	3,228	227	1,688	(902)	6,035
Other expenses	22,091	46,479	13,200	16,557	1,020	99,347

Income before taxes	$15,604	$45,688	$5,778	$35,101	$(53,338)	$48,833

Total Assets	$1,066,711	$1,842,729	$176,286	$268,355	$(432,712)	$2,921,369

Capital expenditures	$1,045	$3,263	$177	$3,112	$—	$7,597

As reclassified:
Net interest income (expense)	$24,532	$82,731	$6,753	$(4,899)	—	$109,117
Provision for loan losses	375	3,439	(88)	(4)	—	3,722
Noninterest income	6,487	24,948	12,364	58,241	(53,220)	48,820
Depreciation and amortization	1,471	3,551	227	1,688	(902)	6,035
Other expenses	17,816	50,754	13,200	16,557	1,020	99,347

Income before taxes	$11,357	$49,935	$5,778	$35,101	$(53,338)	$48,833

Total Assets	$913,930	$1,995,510	$176,286	$268,355	$(432,712)	$2,921,369

Capital expenditures	$915	$3,393	$177	$3,112	$—	$7,597

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(21) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2005 and 2004 is as follows:

	Quarter
	Fourth	Third	Second	First
	(dollars in thousands, except per share data)
2005
Net interest income	$33,776	$33,028	$32,941	$31,706
Provision for loan losses	1,640	873	1,302	792
Noninterest income	13,285	14,886	13,764	12,348
Noninterest expense	28,495	33,251	28,441	26,978
Net income	11,534	9,216	11,198	10,887
Net income per common share:
Basic	0.74	0.59	0.72	0.70
Diluted	0.72	0.58	0.70	0.68

2004
Net interest income	$31,155	$29,840	$28,331	$27,920
Provision for loan losses	899	879	201	720
Noninterest income	14,958	12,453	12,742	11,702
Noninterest expense	27,762	27,234	27,557	26,192
Net income	11,034	9,313	8,638	8,191
Net income per common share:
Basic	0.71	0.60	0.55	0.53
Diluted	0.69	0.59	0.54	0.52

(22) SUBSEQUENT EVENTS

In January 2006, the Company approved a two-for-one split for shares of common stock to be issued in the form of a stock dividend. As a result of the stock split, the Company’s stockholders received one additional share of the Company’s common stock for each share of common stock held of record on February 16, 2006. The additional shares of our common stock were distributed on March 1, 2006. All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect this stock split for all periods presented.

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.10	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

Exhibit Number		Exhibit

10.1		Sixth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statements filed October 8, 2004 and incorporated herein by reference).

10.2		Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3		1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4		1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5		1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6		BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

10.7		BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference).

21.1	*	Subsidiaries of Registrant

23.1	*	Consent of Grant Thornton, LLP.

23.2	*	Consent of Ernst & Young, LLP.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3		Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.