Form 10-Q
period 2006-03-31
BANCFIRST CORP /OK/
filed 2006-05-10
CIK 760498

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicated by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2006 there were 15,687,842 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	March 31,		December 31, 2005
	2006	2005
ASSETS
Cash and due from banks	$157,927	$129,143	$188,614
Interest-bearing deposits with banks	15,857	15,969	15,756
Federal funds sold	285,000	93,000	86,050
Securities (market value: $428,369, $531,882, and $456,469, respectively)	428,222	531,331	456,222
Loans:
Total loans (net of unearned interest)	2,306,317	2,147,543	2,317,426
Allowance for loan losses	(27,789)	(26,256)	(27,517)

Loans, net	2,278,528	2,121,287	2,289,909
Premises and equipment, net	75,319	69,605	72,857
Other real estate owned	1,733	1,767	1,636
Intangible assets, net	6,833	6,001	7,063
Goodwill	31,675	30,046	31,460
Accrued interest receivable	21,810	19,524	21,345
Other assets	54,813	50,542	52,118

Total assets	$3,357,717	$3,068,215	$3,223,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$895,819	$815,861	$895,657
Interest-bearing	2,039,161	1,859,053	1,908,862

Total deposits	2,934,980	2,674,914	2,804,519
Short-term borrowings	30,090	28,737	37,176
Accrued interest payable	5,497	3,552	5,466
Other liabilities	20,015	22,689	16,351
Long-term borrowings	3,351	6,632	4,118
Junior subordinated debentures	51,804	51,804	51,804
Minority interest	1,282	2,258	1,247

Total liabilities	$3,047,019	$2,790,586	$2,920,681

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,687,842, 15,576,494 and 15,637,170, respectively	15,688	15,576	15,637
Capital surplus	58,196	55,480	57,264
Retained earnings	240,794	207,944	232,416
Accumulated other comprehensive income (loss), net of income tax (benefit) of $(2,144), $(1,065) and $(1,600), respectively	(3,980)	(1,371)	(2,968)

Total stockholders’ equity	310,698	277,629	302,349

Total liabilities and stockholders’ equity	$3,357,717	$3,068,215	$3,223,030

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME
Loans, including fees	$42,136	$33,074
Securities:
Taxable	4,530	5,575
Tax-exempt	396	320
Federal funds sold	2,108	599
Interest-bearing deposits with banks	116	125

Total interest income	49,286	39,693

INTEREST EXPENSE
Deposits	13,097	6,617
Short-term borrowings	430	162
Long-term borrowings	55	105
Junior subordinated debentures	1,103	1,103

Total interest expense	14,685	7,987

Net interest income	34,601	31,706
Provision for loan losses	681	792

Net interest income after provision for loan losses	33,920	30,914

NONINTEREST INCOME
Trust revenue	1,477	1,168
Service charges on deposits	6,575	6,252
Income from sales of loans	405	320
Insurance commissions and premiums	1,429	1,574
Other	3,523	3,034

Total noninterest income	13,409	12,348

NONINTEREST EXPENSE
Salaries and employee benefits	17,618	16,277
Occupancy and fixed assets expense, net	2,060	1,626
Depreciation	1,557	1,468
Amortization of intangible assets	230	202
Data processing services	624	590
Net expense from other real estate owned	(54)	51
Marketing and business promotion	1,704	749
Other	6,553	6,015

Total noninterest expense	30,292	26,978

Income before taxes	17,037	16,284
Income tax expense	(6,156)	(5,397)

Net income	10,881	10,887
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	(1,011)	(4,523)
Reclassification adjustment for gains included in net income	(1)	—

Comprehensive income	$9,869	$6,364

NET INCOME PER COMMON SHARE
Basic	$0.69	$0.70

Diluted	$0.68	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2006	2005
COMMON STOCK
Issued at beginning of period	$15,637	$15,682
Shares issued	51	15
Shares acquired and canceled	—	(121)

Issued at end of period	$15,688	$15,576

CAPITAL SURPLUS
Balance at beginning of period	$57,264	$55,213
Common stock issued	932	267

Balance at end of period	$58,196	$55,480

RETAINED EARNINGS
Balance at beginning of period	$232,416	$203,450
Net income	10,881	10,887
Dividends on common stock ($0.16, $0.14 per share, respectively)	(2,503)	(2,197)
Common stock acquired and canceled	—	(4,196)

Balance at end of period	$240,794	$207,944

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$(2,968)	$3,152
Net change	(1,012)	(4,523)

Balance at end of period	$(3,980)	$(1,371)

Total stockholders’ equity	$310,698	$277,629

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
		(as restated, see note 1)
CASH FLOWS FROM OPERATING ACTIVITIES	$8,079	$17,550

INVESTING ACTIVITIES
Purchases of securities:
Held for investment	(10,639)	(2,300)
Available for sale	(20,006)	(10,665)
Maturities of securities:
Held for investment	1,863	2,429
Available for sale	54,952	31,459
Proceeds from sales and calls of securities:
Held for investment	—	215
Available for sale	398	505
Net (increase) decrease in federal funds sold	(198,950)	37,000
Purchases of loans	(9,602)	(2,781)
Proceeds from sales of loans	23,323	24,029
Net other (increase) decrease in loans	2,073	(77,662)
Purchases of premises, equipment and other	(4,897)	(3,122)
Proceeds from the sale of other real estate owned, repossessed assets and other	1,731	1,153

Net cash (used in) provided by investing activities	(159,754)	260

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	97,290	26,266
Net (decrease) increase in certificates of deposits	33,171	(8,786)
Net (decrease) increase in short-term borrowings	(7,086)	1,030
Net decrease in long-term borrowings	(767)	(1,183)
Issuance of common stock	984	221
Acquisition of common stock	—	(4,256)
Cash dividends paid	(2,503)	(2,197)

Net cash provided by financing activities	121,089	11,095

Net (decrease) increase in cash and due from banks	(30,586)	28,905
Cash and due from banks at the beginning of the period	204,370	116,207

Cash and due from banks at the end of the period	$173,784	$145,112

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$14,654	$8,319

Cash paid during the period for income taxes	$68	$1,188

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, Wilcox & Jones, Inc., and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibank Insurance Agency, Inc., BancFirst Agency, Inc., Lenders Collection Corporation, BancFirst Community Development Corporation, Council Oak Real Estate, Inc. and PremierSource LLC. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2005, the date of the most recent annual report. Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

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

Prior to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2005, management determined that the Company’s consolidated statements of cash flows for 2004 should be restated to reclassify certain disbursements from “Net other increase in loans” in Investing Activities to Operating Activities, as such amounts relate to cash disbursements of mortgage loans originated for sale. The consolidated statement of cash flow for the quarter ended March 31, 2005 has been restated to reclassify disbursements of $19.8 million from “Net other increase in loans” in Investing Activities to Operating Activities. The restatement does not affect the net change in cash and due from banks for the quarter ended March 31, 2005 and has no impact on the Company’s March 31, 2005 consolidated balance sheet or the consolidated statements of income and related net income per share amounts or on the consolidated statements of stockholders’ equity or on the Company’s liquidity for the quarter ended March 31, 2005.

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

(2) RECENT ACCOUNTING PRONOUNCEMENTS

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

(3) RECENT DEVELOPMENTS; MERGERS, ACQUISITIONS AND DISPOSALS

In September 2005, the Company organized a Community Development Entity known as BancFirst Community Development Corporation and funded the entity with $1 million of equity. The entity was organized to make certain investments in low to moderate income communities and to apply for an allocation of New Markets Tax Credits designed to assist in the development of communities in accordance with the guidelines established for Community Development Entities. The Company is currently waiting for a determination of funds to be allocated which is expected to occur in June of 2006.

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

In March 2006, the Company organized an investment company known as Council Oak Real Estate, Inc. and funded the entity with $4.5 million of equity. The entity was organized to make certain investments in real estate.

In April 2006, the Company entered into an agreement to acquire First Bartlesville Bank, Bartlesville, Oklahoma. First Bartlesville Bank has approximately $44 million in total assets, $36 million in loans, $40 million in deposits, and $3.7 million in equity capital. The acquisition will be accounted for as a purchase. The bank will operate as a wholly-owned subsidiary of the Company until it is merged into BancFirst, which is expected to occur during the fourth quarter of 2006. The Company expects to close on the acquisition during the second quarter of 2006 subject to regulatory approval.

(4) SECURITIES

The table below summarizes securities held for investment and securities available for sale (dollars in thousands).

	March 31,		December 31, 2005
	2006	2005
Held for investment at cost (market value; $39,627, $32,364 and $30,781, respectively)	$39,480	$31,813	$30,534
Available for sale, at market value	388,742	499,518	425,688

Total	$428,222	$531,331	$456,222

The table below summarizes the maturity of securities (dollars in thousands).

	March 31,		December 31, 2005
	2006	2005
Contractual maturity of debt securities:
Within one year	$123,922	$147,684	$134,704
After one year but within five years	254,013	339,720	270,738
After five years	38,576	28,311	37,283

Total debt securities	416,511	515,715	442,725
Equity securities	11,711	15,616	13,497

Total	$428,222	$531,331	$456,222

The Company held 107 and 141 debt securities available for sale that had unrealized gains as of March 31, 2006 and 2005, respectively. These securities had a market value totaling $30.6 million and $190.9 million, respectively, and unrealized gains totaling $339,000 and $2.2 million, respectively. The Company also held 246 and 89 debt securities available for sale that had unrealized losses, respectively. These securities had a market value totaling $347.6 and $292.6 million and unrealized losses totaling $7.5 and $5.6 million, respectively. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these debt securities until the unrealized losses are recovered.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	March 31,
	2006		2005		December 31 2005
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$411,760	17.85%	$364,822	16.99%	$426,819	18.42%
Oil & Gas Production & Equipment	87,855	3.81	41,639	1.94	87,192	3.76
Agriculture	78,315	3.40	87,095	4.06	88,472	3.82
State and political subdivisions:
Taxable	2,615	0.11	3,084	0.14	2,919	0.13
Tax-exempt	12,142	0.53	14,956	0.70	11,785	0.51
Real Estate:
Construction	204,767	8.88	180,306	8.40	215,965	9.32
Farmland	80,653	3.50	82,831	3.86	82,216	3.55
One to four family residences	514,637	22.32	509,084	23.71	512,513	22.11
Multifamily residential properties	13,409	0.58	11,827	0.55	10,640	0.46
Commercial	585,613	25.39	537,440	25.03	568,542	24.53
Consumer	276,484	11.99	277,591	12.93	276,374	11.93
Other	38,067	1.64	36,868	1.69	33,989	1.46

Total loans	$2,306,317	100.00%	$2,147,543	100.00%	$2,317,426	100.00%

Loans held for sale (included above)	$10,666		$10,511		$4,548

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

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$27,517	$25,746

Charge-offs	(667)	(476)
Recoveries	258	194

Net charge-offs	(409)	(282)

Provisions charged to operations	681	792

Balance at end of period	$27,789	$26,256

The net charge-offs by category are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2006	2005
Commercial, financial and other	$216	$88
Real estate – construction	51	—
Real estate – mortgage	33	10
Consumer	109	184

Total	$409	$282

(6) NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets (dollars in thousands):

	March 31,		December 31, 2005
	2006	2005
Past due over 90 days and still accruing	$1,204	$1,691	$1,455
Nonaccrual	8,238	8,863	7,344
Restructured	720	544	581

Total nonperforming and restructured loans	10,162	11,098	9,380
Other real estate owned and repossessed assets	2,075	2,150	2,262

Total nonperforming and restructured assets	$12,237	$13,248	$11,642

Nonperforming and restructured loans to total loans	0.44%	0.52%	0.40%

Nonperforming and restructured assets to total assets	0.36%	0.43%	0.36%

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	March 31,
	2006		2005		December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$7,972	$(3,255)	$6,297	$(2,540)	$7,972	$(3,057)
Customer relationship intangibles	2,308	(192)	2,308	(64)	2,308	(160)

Total	$10,280	$(3,447)	$8,605	$(2,604)	$10,280	$(3,217)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization:
Three months ended March 31, 2006	$230
Three months ended March 31, 2005	202
Year ended December 31, 2005	814

Estimated Amortization:
Year ended December 31,
2006	$931
2007	773
2008	679
2009	679
2010	679

The following is a summary of goodwill by business segment (March 31, 2005 amounts have been reclassified for the realignment of regional executive responsibilities for certain bank locations as described in note 14, Segment Information, dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended March 31, 2006
Balance at beginning of period	$6,150	$22,201	$2,485	$624	$—	$31,460
Adjustments	—	215	—	—	—	215

Balance at end of period	$6,150	$22,416	$2,485	$624	$—	$31,675

Three Months Ended March 31, 2005
Balance at beginning of period, as presented	$12,819	$14,212	$2,485	$1,713	$(1,183)	$30,046
Reclassification for realignment	(6,669)	6,669	—	—	—	—

Balance at beginning and end of period, as reclassified	6,150	20,881	2,485	1,713	(1,183)	30,046

Year Ended: December 31, 2005
Balance at beginning of period	$6,150	$20,881	$2,485	$1,713	$(1,183)	$30,046
Acquisitions	—	1,276	—	—	—	1,276
Adjustments	—	44	—	(1,089)	1,183	138

Balance at end of period	$6,150	$22,201	$2,485	$624	$—	$31,460

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

	Minimum Required	March 31,		December 31, 2005
		2006	2005
		(dollars in thousands)
Tier 1 capital		$330,350	$298,438	$321,169
Total capital		$358,447	$325,089	$348,994
Risk-adjusted assets		$2,588,138	$2,367,040	$2,556,389
Leverage ratio	3.00%	9.95%	9.84%	10.08%
Tier 1 capital ratio	4.00%	12.76%	12.61%	12.56%
Total capital ratio	8.00%	13.85%	13.73%	13.65%

As of March 31, 2006 and 2005, and December 31, 2005, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(9) STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 555,832 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 364,530 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At March 31, 2006 there were 296,052 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended March 31,
	2006	2005
Number of shares repurchased	—	120,200
Average price of shares repurchased	—	$35.38

(10) SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In 2004, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,400,000. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of the grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2006 will become exercisable through the year 2013. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). A total of 150,000 shares may be issued under the plan. Each non-employee director is granted an option for 10,000 shares. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2006 will become exercisable through the year 2008. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

Below is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended March 31, 2006
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,174,226	$20.88
Options granted	36,000	41.33
Options exercised	(50,070)	12.14
Options canceled	(5,000)	22.40

Outstanding at March 31, 2006	1,155,156	21.89	10.34	$25,074

Exercisable at March 31, 2006	476,854	16.21	8.54	$13,059

Below is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2006	2005
Weighted average grant-date fair value per share of options granted	$10.25	$8.99
Total intrinsic value of options exercised	1,469	298
Cash received from options exercised	608	171
Tax benefit realized from options exercised	568	115

Effective January 1, 2006 the Company adopted, on a modified prospective basis, the fair value provisions of Statement of Financial Accounting Standards No 123 (Revised 2004), “Share-Based Payment” (FAS 123(R)). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

For the three months ended March 31, 2006, the Company recorded share-based employee compensation expense of approximately $142,000 net of tax ($0.01 per share, basic and diluted). The Company will continue to amortize the remaining fair value of these stock options of approximately $2.1 million, net of tax, over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	Three Months Ended March 31,
	2006		2005
Risk-free interest rate	4.46%		4.60%
Dividend yield	2.00%		2.00%
Stock price volatility	16.00%		18.22%
Expected term	10	Yrs	10	Yrs

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its stock options granted. Had compensation expense for the options issues prior to January 1, 2006 been recorded consistent with the fair value provisions of SFAS 123 for those periods, net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

Three Months Ended March 31, 2005
Net Income
As reported	$10,887
Stock-based compensation cost, net of tax	133

Pro forma net income	$10,754

Earnings per share
As reported:
Basic	$0.70
Diluted	$0.68
Pro forma:
Basic	$0.69
Diluted	$0.67

(11) COMPREHENSIVE INCOME

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Unrealized gain (loss) during the period:
Before-tax amount	$(1,556)	$(6,775)
Tax (expense) benefit	544	2,252

Net-of-tax amount	$(1,012)	$(4,523)

The amount of unrealized gain or loss included, net of tax, in accumulated other comprehensive income is summarized below.

	Three Months Ended March 31,
	2006	2005
	(dollars in thousands)
Unrealized gain (loss) on securities:
Beginning balance	$(2,968)	$3,152
Current period change	(1,011)	(4,523)
Reclassification adjustment for gains included in net income	(1)	—

Ending balance	$(3,980)	$(1,371)

(12) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows, (dollars in thousands, except per share data):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2006
Basic
Income available to common stockholders	$10,881	15,666,676	$0.69

Effect of stock options	—	379,146

Diluted
Income available to common stockholders plus assumed exercises of stock options	$10,881	16,045,822	$0.68

Three Months Ended March 31, 2005
Basic
Income available to common stockholders	$10,887	15,657,832	$0.70

Effect of stock options	—	361,410

Diluted
Income available to common stockholders plus assumed exercises of stock options	$10,887	16,019,242	$0.68

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended March 31, 2006	46,467	$41.77
Three Months Ended March 31, 2005	—	$—

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

In May 2005, the Company realigned the responsibilities of its regional executives whereby four bank locations previously reported as metropolitan banks were now assigned to community bank regional executives. All comparative results of operations and selected information for the March 31, 2005 reporting period has been reclassified for this realignment of metropolitan and community banks management responsibilities.

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended: March 31, 2006
Net interest income (expense)	$10,589	$23,730	$2,246	$(1,949)	$(15)	$34,601
Noninterest income	1,972	6,689	4,197	12,437	(11,886)	13,409
Income before taxes	6,640	14,364	2,609	5,295	(11,871)	17,037
March 31, 2005
As originally presented:
Net interest income (expense)	$11,273	$19,904	$1,915	$(1,372)	$(14)	$31,706
Noninterest income	2,465	5,526	3,727	12,212	(11,582)	12,348
Income before taxes	6,518	12,508	1,996	6,894	(11,632)	16,284
As reclassified:
Net interest income (expense)	$8,619	$22,558	$1,915	$(1,372)	$(14)	$31,706
Noninterest income	1,800	6,191	3,727	12,212	(11,582)	12,348
Income before taxes	5,089	13,937	1,996	6,894	(11,632)	16,284

Total Assets:
March 31, 2006	$1,137,641	$2,220,605	$195,965	$193,308	$(389,802)	$3,357,717
March 31, 2005:
As originally presented	$1,252,976	$1,897,353	$210,913	$42,974	$(336,000)	$3,068,215
As reclassified	$1,013,616	$2,136,713	$210,913	$42,974	$(336,000)	$3,068,215
December 31, 2005	$1,172,513	$2,216,430	$156,313	$50,639	$(372,865)	$3,223,030

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the first quarter of 2006 and 2005 was $10.9 million. Diluted net income per share was $0.68 for the first quarter of 2006 and 2005.

Net interest income of $34.6 million increased $2.9 million, or 9.1%, over the first quarter of 2005. The increase resulted from loan growth combined with rising interest rates. The Company’s net interest margin (on a tax equivalent basis) was 4.77%, up from 4.67% for the same period a year ago. The Company’s provision for loan losses was $681,000, a decrease of $111,000 compared to the same period a year ago. Noninterest income of $13.4 million was up 8.6% over the same period in 2005. Non-interest expense totaled $30.3 million versus $27.0 million for the first quarter of 2005, an increase of $3.3 million, or 12.3%, decreasing the Company’s efficiency ratio to 63.09%, from 61.2% in the first quarter of 2005. The Company’s effective tax rate was 36.1% for the first quarter of 2006 compared to 33.1% in the first quarter of 2005. The reduction in the Company’s 2005 tax rate was a result in part to tax credits generated from certain loan transactions that decreased the Company’s income taxes for the first quarter of 2005.

Total assets at March 31, 2006 increased to $3.4 billion, up $134.7 million from December 31, 2005 and up $289.5 million from March 31, 2005. Total loans were $2.31 billion, down $11.1 million from December 31, 2005 and up $158.8 million from March 31, 2005. Total deposits were $2.93 billion, up $130.5 million from December 31, 2005 and up $260.1 million from March 31, 2005. Stockholders’ equity was $311 million at March 31, 2006, up $8 million from December 31, 2005 and up $33 million compared to March 31, 2005.

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

In April 2006, the Company entered into an agreement to acquire First Bartlesville Bank, Bartlesville, Oklahoma. First Bartlesville Bank has approximately $44 million in total assets, $36 million in loans, $40 million in deposits, and $3.7 million in equity capital. The acquisition will be accounted for as a purchase. The bank will operate as a wholly-owned subsidiary of the Company until it is merged into BancFirst, which is expected to occur during the fourth quarter of 2006. The Company expects to close on the acquisition during the second quarter of 2006 subject to regulatory approval.

RESULTS OF OPERATIONS

Net interest income for the first quarter of 2006 was $34.6 million, up $2.9 million from the first quarter of 2005. The net interest margin in 2006 increased to 4.77% from 4.67% for the first quarter of 2005. The change in mix of earning assets between the first quarter of 2005 and the first quarter of 2006 combined with increasing rates produced a positive rate variance. In a rising rate environment, the benefit of the Company’s noninterest-bearing funds is increased, resulting in an increase in the Company’s net interest margin over time.

The Company provided $681,000 for loan losses in the first quarter of 2006, compared to $792,000 for the same period of 2005. The Company continues to maintain high credit quality. Net loan charge-offs were $409,000 for the first quarter of 2006, compared to $282,000 for the first quarter of 2005. The net charge-offs represent an annualized rate of 0.07% of average total loans for the first quarter of 2006 compared to 0.05% for the first quarter of 2005.

Noninterest income for the first quarter of 2006 increased $1 million compared to the first quarter of 2005, due to an increase in trust, service charges, and electronic banking revenues which are included in other income. Noninterest expense increased $3.3 million compared to the first quarter of 2005 primarily due to the increase in salary and employee benefits, and the company’s marketing campaign. Income tax expense increased $759,000 compared to the first quarter of 2005. The effective tax rate on income before taxes was 36.1%, compared to 33.1% for the first quarter of 2005. The reduction in the Company’s 2005 tax rate was due in part to tax credits from certain loan transactions that reduced the Company’s income taxes for the first quarter of 2005.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold increased $168 million from December 31, 2005, and $221 million from March 31, 2005. These increases were mainly from deposit growth in late 2005 and early 2006.

Total securities decreased $28.0 million compared to December 31, 2005 and $103.1 million compared to March 31, 2005. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized loss on securities available for sale, before taxes, was $6.12 million at the end of the first quarter of 2006, compared to an unrealized loss of $4.57 million at December 31, 2005 and an unrealized loss of $2.44 million at March 31, 2005. The average taxable equivalent yield on the securities portfolio for the first quarter of 2006 increased to 4.67% from 4.52% for the same quarter of 2005.

Total loans decreased $11.1 million from December 31, 2005, and increased $158.8 million from March 31, 2005. The decrease compared to year end 2005 was due primarily to decreases in agriculture loan volume due to drought conditions in certain banking markets combined with paydowns on commercial loans and refinancings on real estate construction loans. The increase from first quarter of 2005 was due to internal growth and the Park State Bank acquisition. The allowance for loan losses increased $272,000 from year-end 2005 and $1.5 million from the first quarter of 2005. The allowance as a percentage of total loans was 1.20%, 1.19% and 1.22% at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. The allowance to nonperforming and restructured loans at the same dates was 273.46%, 236.59% and 293.36%, respectively.

Nonperforming and restructured loans totaled $10.2 million at March 31, 2006, compared to $9.4 million at December 31, 2005 and $11.1 million at March 31, 2005. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.44%, 0.40% and 0.52%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased $130.5 million compared to December 31, 2005, and $260.1 million compared to March 31, 2005 due to internal growth and the acquisition of Park State in December 2005. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 8.75% of total deposits at March 31, 2006, compared to 8.61% at December 31, 2005 and 8.48% at March 31, 2005.

Short-term borrowings decreased $7.09 million from December 31, 2005, and increased $1.35 million from March 31, 2005. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $767,000 from year-end 2005 and $3.28 million from the first quarter of 2005. The decrease compared to the first quarter of 2005 was due to scheduled principal payments. The Company uses these borrowings primarily to match-fund long-term fixed-rate loans.

Stockholders’ equity increased $8.4 million from year-end 2005 and $33.1 million from the first quarter of 2005, due to accumulated earnings. Average stockholders’ equity to average assets for the first quarter of 2006 was 9.50%, compared to 9.17% for the first quarter of 2005. The Company’s leverage ratio and total risk-based capital ratio were 9.95% and 13.98%, respectively, at March 31, 2006, well in excess of the regulatory minimums.

NEW AND FUTURE APPLICATION OF ACCOUNTING STANDARDS

See notes (2) and (10) of the Notes to Consolidated Financial Statements for a discussion of recently issued and newly adopted accounting pronouncements.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2006	2005
Per Common Share Data
Net income – basic	$0.69	$0.70
Net income – diluted	0.68	0.68
Cash dividends	0.16	0.14
Performance Data
Return on average assets	1.33%	1.44%
Return on average stockholders’ equity	14.03	15.70
Cash dividend payout ratio	23.19	20.14
Net interest spread	3.95	4.17
Net interest margin	4.77	4.67
Efficiency ratio	63.09	61.24
Net charge-offs	0.07	0.05

	March 31,		December 31, 2005
	2006	2005
Balance Sheet Data
Book value per share	$19.81	$17.83	19.34
Tangible book value per share	17.35	15.51	16.87
Average loans to deposits (year-to-date)	80.39%	79.21%	82.43%
Average earning assets to total assets (year-to-date)	89.55	90.62	90.19
Average stockholders’ equity to average assets (year-to-date)	9.50	9.17	9.37
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.44%	0.52%	0.40%
Nonperforming and restructured assets to total assets	0.36	0.43	0.36
Allowance for loan losses to total loans	1.20	1.22	1.19
Allowance for loan losses to nonperforming and restructured loans	273.46	236.59	293.36

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,312,905	$42,247	7.41%	$2,119,026	$33,200	6.35%
Securities – taxable	405,477	4,530	4.53	513,567	5,575	4.40
Securities - tax exempt	40,479	609	6.10	31,429	493	6.36
Federal funds sold	206,665	2,224	4.36	116,590	724	2.52

Total earning assets	2,965,526	49,610	6.78	2,780,612	39,992	5.83

Nonearning assets:
Cash and due from banks	175,536			141,339
Interest receivable and other assets	198,152			172,354
Allowance for loan losses	(27,576)			(25,917)

Total nonearning assets	346,112			287,776

Total assets	$3,311,638			$3,068,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$441,381	$780	0.72%	$451,593	444	0.40%
Savings deposits	842,582	6,129	2.95	726,530	2,613	1.46
Time deposits	722,660	6,188	3.47	682,986	3,560	2.11
Short-term borrowings	40,410	430	4.32	28,915	162	2.27
Long-term borrowings	3,668	55	6.08	7,299	105	5.85
Junior subordinated debentures	51,804	1,103	8.64	51,804	1,103	8.63

Total interest-bearing liabilities	2,102,505	14,685	2.83	1,949,127	7,987	1.66

Interest-free funds:
Noninterest-bearing deposits	870,417			814,020
Interest payable and other liabilities	24,094			23,960
Stockholders’ equity	314,622			281,281

Total interest free funds	1,209,133			1,119,261

Total liabilities and stockholders’ equity	$3,311,638			$3,068,388

Net interest income		$34,925			$32,005

Net interest spread			3.95%			4.17%

Net interest margin			4.77%			4.67%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2005, the date of its annual report to stockholders.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Control Officer, Chief Internal Auditor, Senior Vice President of Corporate Finance, Holding Company Controller, Bank Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

BANCFIRST CORPORATION
(Registrant)

Date May 10, 2006	/s/ Joe T. Shockley, Jr.
(Signature)
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer