Form 10-Q
period 2006-06-30
BANCFIRST CORP /OK/
filed 2006-08-09
CIK 760498

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006 there were 15,718,921 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in thousands, except per share data)

	June 30,		December 31, 2005
	2006	2005
ASSETS
Cash and due from banks	$158,848	$145,511	$188,614
Interest-bearing deposits with banks	15,666	16,391	15,756
Federal funds sold	272,430	—	86,050
Securities (market value: $434,551, $523,774 and $456,469, respectively)	434,696	523,025	456,222
Loans:
Total loans (net of unearned interest)	2,339,959	2,222,834	2,317,426
Allowance for loan losses	(28,227)	(27,148)	(27,517)

Loans, net	2,311,732	2,195,686	2,289,909
Premises and equipment, net	76,330	71,131	72,857
Other real estate owned	2,329	1,059	1,636
Intangible assets, net	6,599	5,799	7,063
Goodwill	31,675	30,046	31,460
Accrued interest receivable	22,469	19,981	21,345
Other assets	56,915	53,193	52,118

Total assets	$3,389,689	$3,061,822	$3,223,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$898,488	$811,574	$895,657
Interest-bearing	2,056,472	1,826,799	1,908,862

Total deposits	2,954,960	2,638,373	2,804,519
Short-term borrowings	33,860	52,606	37,176
Accrued interest payable	6,688	4,380	5,466
Other liabilities	18,118	17,286	16,351
Long-term borrowings	2,660	5,892	4,118
Junior subordinated debentures	51,804	51,804	51,804
Minority interest	1,169	2,263	1,247

Total liabilities	3,069,259	2,772,604	2,920,681

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,716,195, 15,603,294 and 15,637,170; respectively	15,718	15,602	15,637
Capital surplus	59,227	56,246	57,264
Retained earnings	250,486	216,654	232,416
Accumulated other comprehensive income, net of income tax of $(2,703), $61 and $(1,600), respectively	(5,001)	716	(2,968)

Total stockholders’ equity	320,430	289,218	302,349

Total liabilities and stockholders’ equity	$3,389,689	$3,061,822	$3,223,030

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$44,221	$36,205	$86,357	$69,279
Securities:
Taxable	4,302	5,201	8,832	10,776
Tax-exempt	382	332	777	652
Federal funds sold	3,336	269	5,444	868
Interest-bearing deposits with banks	117	110	233	235

Total interest income	52,358	42,117	101,643	81,810

INTEREST EXPENSE
Deposits	14,999	7,721	28,095	14,338
Short-term borrowings	459	261	889	423
Long-term borrowings	44	91	99	196
Junior subordinated debentures	1,103	1,103	2,206	2,206

Total interest expense	16,605	9,176	31,289	17,163

Net interest income	35,753	32,941	70,354	64,647
Provision for loan losses	917	1,302	1,598	2,094

Net interest income after provision for loan losses	34,836	31,639	68,756	62,553

NONINTEREST INCOME
Trust revenue	1,462	1,193	2,939	2,361
Service charges on deposits	7,336	6,878	13,911	13,130
Securities transactions	139	81	139	81
Income from sales of loans	499	493	905	813
Insurance commissions and premiums	1,826	1,962	3,255	3,536
Other	3,470	3,157	6,992	6,191

Total noninterest income	14,732	13,764	28,141	26,112

NONINTEREST EXPENSE
Salaries and employee benefits	17,346	15,904	34,964	32,181
Occupancy and fixed assets expense, net	1,941	1,669	4,002	3,295
Depreciation	1,678	1,570	3,236	3,038
Amortization of intangible assets	234	202	464	404
Data processing services	611	638	1,236	1,228
Net expense (income) from other real estate owned	44	140	(11)	191
Marketing and business promotion	1,509	868	3,213	1,617
Other	7,463	7,450	14,014	13,465

Total noninterest expense	30,826	28,441	61,118	55,419

Income before taxes	18,742	16,962	35,779	33,246
Income tax expense	(6,533)	(5,764)	(12,689)	(11,161)

Net income	12,209	11,198	23,090	22,085
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	(932)	2,140	(1,943)	(2,383)
Reclassification adjustment for (gains) losses included in net income	(89)	(53)	(90)	(53)

Comprehensive income	$11,188	$13,285	$21,057	$19,649

NET INCOME PER COMMON SHARE
Basic	$0.78	$0.72	$1.47	$1.41

Diluted	$0.76	$0.70	$1.44	$1.38

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
COMMON STOCK
Issued at beginning of period	$15,688	$15,576	$15,637	$15,682
Shares issued	30	36	81	51
Shares acquired and canceled	—	(10)	—	(131)

Issued at end of period	$15,718	$15,602	$15,718	$15,602

CAPITAL SURPLUS
Balance at beginning of period	$58,196	$55,480	$57,264	$55,213
Common stock issued	1,031	766	1,963	1,033

Balance at end of period	$59,227	$56,246	$59,227	$56,246

RETAINED EARNINGS
Balance at beginning of period	$240,794	$207,944	$232,416	$203,450
Net income	12,209	11,198	23,090	22,085
Dividends on common stock	(2,517)	(2,166)	(5,020)	(4,363)
Common stock acquired and canceled	—	(322)	—	(4,518)

Balance at end of period	$250,486	$216,654	$250,486	$216,654

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains/(losses) on securities:
Balance at beginning of period	$(3,980)	$(1,371)	$(2,968)	$3,152
Net change	(1,021)	2,087	(2,033)	(2,436)

Balance at end of period	$(5,001)	$716	$(5,001)	$716

Total stockholders’ equity	$320,430	$289,218	$320,430	$289,218

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005 (as restated, see note 1)
CASH FLOWS FROM OPERATING ACTIVITIES	$20,191	$23,240

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities:
Held for investment	(11,902)	(4,380)
Available for sale	(80,874)	(11,365)
Maturities of securities:
Held for investment	4,147	4,197
Available for sale	104,644	43,022
Proceeds from sales and calls of securities:
Held for investment	1,985	230
Available for sale	407	1,086
Net (increase) decrease in federal funds sold	(186,380)	130,000
Purchases of loans	(24,378)	(17,088)
Proceeds from sales of loans	38,060	33,276
Net other increase in loans	(33,237)	(148,517)
Purchases of premises and equipment	(10,499)	(6,329)
Proceeds from the sale of other real estate owned and repossessed assets	5,289	2,336

Net cash (used) provided by investing activities	(192,738)	26,468

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits	114,294	(7,127)
Net increase (decrease) in certificates of deposits	36,147	(11,934)
Net (decrease) increase in short-term borrowings	(3,316)	24,899
Net decrease in long-term borrowings	(1,458)	(1,923)
Issuance of common stock	2,044	1,018
Acquisition of common stock	—	(4,583)
Cash dividends paid	(5,020)	(4,363)

Net cash provided (used) by financing activities	142,691	(4,013)

Net (decrease) increase in cash and due from banks	(29,856)	45,695
Cash and due from banks at the beginning of the period	204,370	116,207

Cash and due from banks at the end of the period	$174,514	$161,902

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$30,067	$16,667

Cash paid during the period for income taxes	$10,468	$12,716

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, Wilcox & Jones, Inc. and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibank Insurance Agency, Inc., BancFirst Agency, Inc., Lenders Collection Corporation, BancFirst Community Development Corporation, Council Oak Real Estate, Inc. and PremierSource LLC. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2005, the date of the most recent annual report. Certain amounts in the 2005 interim financial statements have been reclassified to conform to the 2006 presentation.

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

Prior to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2005, management determined that the Company’s consolidated statements of cash flow for 2004 should be restated to reclassify certain disbursements from “Net other increase in loans” in Investing Activities to Operating Activities as such amounts relate to cash disbursements of mortgage loans originated for sale. The consolidated statement of cash flow for the six months ended June 30, 2005 has been restated to reclassify disbursements of $51.9 million and cash receipts of $53.7 million from “Net other increase in loans” and “Proceeds from sales of loans”, respectively, from Investing Activities to Operating Activities. The restatement does not affect the net change in cash and due from banks for the six months ended June 30, 2005 and has no impact on the Company’s June 30, 2005 consolidated balance sheet or the consolidated statements of income and related net income per share amounts or on the consolidated statements of stockholders’ equity or on the Company’s liquidity for the period ended June 30, 2005.

In January 2006, the Company approved a two-for-one split of shares of common stock to be issued in the form of a stock dividend. As a result of the stock split, the Company’s stockholders received one additional share of the Company’s common stock for each share of common stock held of record on February 16, 2006. The additional shares of our common stock were distributed on March 1, 2006. All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect this stock split for all periods presented.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, “Meaning of Other Than Temporary Impairment,” which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) 03-1-a, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP required the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus was reached. In July 2005, the FASB decided to retain the accounting for certain debt securities and will not make the changes proposed in FSP 03-1-a but will issue a final FSP codifying the existing accounting guidance rather than changing the accounting. In November 2005, the FASB issued FSP 115-1 and 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends FASB Statements No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock” and was adopted January 1, 2006. The adoption of Issue 03-01 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is expected to increase the relevance and comparability in financial reporting of income taxes because all tax positions accounted for in accordance with Statement 109 will be evaluated for recognition, derecognition and measurement using consistent criteria. Finally, the disclosure provisions of this interpretation will provide more information about the uncertainty in income tax assets and liabitlies. This interpretation is effective for fiscal years beginning after December 15, 2006 and earlier adoption is encouraged. The Company is not aware of any uncertainty in its accounting for income taxes and as such, the adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

(3) RECENT DEVELOPMENTS; MERGERS, ACQUISITIONS AND DISPOSALS

In September 2005, the Company organized a Community Development Entity known as BancFirst Community Development Corporation and funded the entity with $1 million of equity. The entity was organized to make certain investments in low to moderate income communities and to apply for an allocation of New Markets Tax Credits designed to assist in the development of communities in accordance with the guidelines established for Community Development Entities. The Company did not receive an allocation of funds for the 2006 year, however the company intends to apply again for an allocation for 2007.

In December 2005, BancFirst Corporation completed the acquisition of Park State Bank (Park State), Nicoma Park, Oklahoma for cash of approximately $11 million. Park State had total assets of approximately $44 million. As a result of the acquisition, Park State became a wholly-owned subsidiary of BancFirst Corporation and was merged into BancFirst in February 2006. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2005 or for the six months ended June 30, 2006.

In March 2006, the Company’s principal subsidiary, BancFirst, organized an investment company known as Council Oak Real Estate, Inc. and funded the entity with $4.5 million of equity. The entity was organized to make certain investments in real estate.

In April 2006, the Company entered into an agreement to acquire First Bartlesville Bank, Bartlesville, Oklahoma. First Bartlesville Bank has approximately $47 million in total assets, $35 million in loans, $42 million in deposits, and $3.9 million in equity capital. The acquisition will be accounted for as a purchase. The bank will operate as a wholly-owned subsidiary of the Company until it is merged into BancFirst, which is expected to occur during the fourth quarter of 2006. The Company consummated the acquisition on August 3, 2006.

(4) SECURITIES

The table below summarizes securities held for investment and securities available for sale (dollars in thousands).

	June 30,		December 31, 2005
	2006	2005
Held for investment at cost (market value; $36,196, $32,878 and $30,781, respectively)	$36,341	$32,129	$30,534
Available for sale, at market value	398,355	490,896	425,688

Total	$434,696	$523,025	$456,222

The table below summarizes the maturity of securities (dollars in thousands).

	June 30,		December 31, 2005
	2006	2005
Contractual maturity of debt securities:
Within one year	$97,657	$184,229	$134,704
After one year but within five years	289,112	299,528	270,738
After five years	35,036	23,512	37,283

Total debt securities	421,805	507,269	442,725
Equity securities	12,891	15,756	13,497

Total	$434,696	$523,025	$456,222

The Company held 86 and 205 debt securities available for sale that had unrealized gains as of June 30, 2006 and 2005, respectively. These securities had a market value totaling $6.4 million and $267.5 million, respectively, and unrealized gains totaling $200,000 and $2.9 million, respectively. The Company also held 252 and 66 debt securities available for sale that had unrealized losses at June 30, 2006 and 2005, respectively. These securities had a market value totaling $360.3 million and $223.4 million and unrealized losses totaling $9.9 million and $2.4 million, respectively. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these debt securities until the unrealized losses are recovered.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	June 30,				December 31
	2006		2005		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$429,759	18.37%	$380,674	17.13%	$426,819	18.42%
Oil & gas production & equipment	97,997	4.19	68,082	3.06	87,192	3.76
Agriculture	72,208	3.09	76,179	3.43	88,472	3.82
State and political subdivisions:
Taxable	2,609	0.11	3,078	0.14	2,919	0.13
Tax-exempt	12,193	0.52	12,699	0.57	11,785	0.51
Real Estate:
Construction	224,458	9.59	207,914	9.35	215,965	9.32
Farmland	79,435	3.39	82,447	3.71	82,216	3.55
One to four family residences	518,118	22.14	509,570	22.92	512,513	22.11
Multifamily residential properties	11,567	0.49	11,498	0.52	10,640	0.46
Commercial	596,209	25.48	555,912	25.01	568,542	24.53
Consumer	268,066	11.46	289,088	13.01	276,374	11.93
Other	27,340	1.17	25,693	1.15	33,989	1.46

Total loans	2,339,959	100.00%	$2,222,834	100.00%	$2,317,426	100.00%

Loans held for sale (included above)	$10,776		$8,129		$4,548

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

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$27,789	$26,256	$27,517	$25,746

Charge-offs	(709)	(591)	(1,376)	(1,067)
Recoveries	230	181	488	375

Net charge-offs	(479)	(410)	(888)	(692)

Provisions charged to operations	917	1,302	1,598	2,094

Balance at end of period	$28,227	$27,148	$28,227	$27,148

The net charge-offs by category are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Commercial, financial and other	$7	$85	$223	$173
Real estate – construction	15	(7)	66	(7)
Real estate – mortgage	260	137	293	147
Consumer	197	195	306	379

Total	$479	$410	$888	$692

(6) NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets (dollars in thousands):

	June 30,		December 31, 2005
	2006	2005
Past due over 90 days and still accruing	$612	$1,789	$1,455
Nonaccrual	7,244	8,425	7,344
Restructured	727	792	581

Total nonperforming and restructured loans	8,583	11,006	9,380
Other real estate owned and repossessed assets	2,657	1,433	2,262

Total nonperforming and restructured assets	$11,240	$12,439	$11,642

Nonperforming and restructured loans to total loans	0.37%	0.50%	0.40%

Nonperforming and restructured assets to total assets	0.33%	0.41%	0.36%

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	June 30,				December 31,
	2006		2005		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$7,972	$(3,456)	$6,297	$(2,710)	$7,972	$(3,057)
Customer relationship Intangibles	2,308	(225)	2,308	(96)	2,308	(160)

Total	$10,280	$(3,681)	$8,605	$(2,806)	$10,280	$(3,217)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization:
Three months ended June 30, 2006	$234
Three months ended June 30, 2005	202
Six months ended June 30, 2006	464
Six months ended June 30, 2005	404
Year ended December 31, 2005	814

Estimated Amortization:
Year ended December 31,
2006	$931
2007	773
2008	679
2009	679
2010	679

The following is a summary of goodwill by business segment (2005 amounts have been reclassified for the realignment of regional executive responsibilities for certain bank locations as described in note 13, Segment Information, dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Elimin- ations	Consol- idated
Three Months Ended:
June 30, 2006
Balance at beginning of period	$6,150	$22,416	$2,485	$624	—	$31,675
Acquisitions	—	—	—	—	—	—

Balance at end of period	$6,150	$22,416	$2,485	$624	—	$31,675

June 30, 2005
Balance at beginning of period, as presented	$12,819	$14,212	$2,485	$1,713	$(1,183)	$30,046
Restatement for realignment	(6,669)	6,669	—	—	—	—

Balance at beginning and ending of period, as restated	6,150	20,881	2,485	1,713	(1,183)	30,046

Six Months Ended:
June 30, 2006
Balance at beginning of period	$6,150	$22,201	$2,485	$624	—	$31,460
Adjustments	—	215	—	—	—	215

Balance at end of period	$6,150	$22,416	$2,485	$624	—	$31,675

June 30, 2005
Balance at beginning of period, as presented	$12,819	$14,212	$2,485	$1,713	$(1,183)	$30,046
Restatement for realignment	(6,669)	6,669	—	—	—	—

Balance at beginning and ending of period, as restated	6,150	20,881	2,485	1,713	(1,183)	30,046

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

	Minimum Required	June 30,		December 31, 2005
		2006	2005
		(dollars in thousands)
Tier 1 capital		$339,306	$308,114	$321,169
Total capital		$368,267	$335,570	$348,994
Risk-adjusted assets		$2,615,062	$2,435,591	$2,556,389
Leverage ratio	3.00%	10.13%	10.18%	10.08%
Tier 1 capital ratio	4.00%	12.98%	12.65%	12.56%
Total capital ratio	8.00%	14.08%	13.78%	13.65%

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of June 30, 2006 and 2005, and December 31, 2005, the Company was considered to be “well capitalized”. There are no conditions or events since the most recent notification of the Company’s capital category that management believes would change its category.

(9) STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 555,832 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 364,530 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At June 30, 2006 there were 296,052 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Number of shares repurchased	—	10,000	—	130,200
Average price of shares repurchased	—	$32.73	—	$35.18

(10) SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In May 2006, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan by 100,000 shares to an aggregate of 2,500,000. At June 30, 2006, 245,860 shares are available for future grants. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of the grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2006 will become exercisable through the year 2013. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. In May 2006, the Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan by 30,000 shares to an aggregate of 180,000 shares. At June 30, 2006, 35,000 shares are available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2006 will become exercisable through the year 2009. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

Below is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Six Months Ended June 30, 2006
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,169,226	$20.83
Options granted	53,500	42.07
Options exercised	(77,570)	14.10
Options canceled	(12,500)	19.25

Outstanding at June 30, 2006	1,132,656	22.31	10.14	$25,412

Exercisable at June 30, 2006	497,607	16.43	8.60	$14,090

Below is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Weighted average grant-date fair value per share of options granted	$14.74	$—	$11.72	$8.99
Total intrinsic value of options exercised	743	635	2,212	933
Cash received from options exercised	486	572	1,094	744
Tax benefit realized from options exercised	287	246	856	361

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

For the three and six months ended June 30, 2006, the Company recorded share-based employee compensation expense of approximately $150,000 and $292,000, respectively, net of tax. As a result of the adoption of Statement 123R, our financial results were lower than under our previous accounting method for share-based compensation by the following amounts (dollars in thousands, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Income from continuing operations before income taxes	$241	$478
Income from continuing operations	150	292
Net income	150	292
Basic and diluted net earnings per common share	0.01	0.01

The Company will continue to amortize the remaining fair value of these stock options of approximately $2.1 million, net of tax, over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	Three Months Ended June 30,
	2006	2005
Risk-free interest rate	4.95%	N/A
Dividend yield	2.00%	N/A
Stock price volatility	25.38%	N/A
Expected term	10 Yrs	N/A

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income
As reported	$11,198	$22,085
Stock-based compensation cost, net of tax	161	295

Pro forma net income	$11,037	$21,790

Earnings per share
As reported:
Basic	$0.72	$1.41
Diluted	$0.70	$1.38
Pro forma:
Basic	$0.71	$1.40
Diluted	$0.70	$1.37

(11) COMPREHENSIVE INCOME

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Unrealized gain (loss) during the period:
Before-tax amount	$(1,441)	$3,294	$(2,997)	$(3,481)
Tax (expense) benefit	509	(1,154)	1,054	1,098

Net-of-tax amount	$(932)	$2,140	$(1,943)	$(2,383)

The amount of unrealized gain or loss, net of tax, included in accumulated other comprehensive income is summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Unrealized gain (loss) on securities:
Beginning balance	$(3,980)	$(1,371)	$(2,968)	$3,152
Current period change	(932)	2,140	(1,943)	(2,383)
Reclassification adjustment for (gains) losses included in net income	(89)	(53)	(90)	(53)

Ending balance	$(5,001)	$716	$(5,001)	$716

(12) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows (dollars in thousands, except per share data):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2006
Basic
Income available to common stockholders	$12,209	15,702,060	$0.78

Effect of stock options	—	378,363

Diluted
Income available to common stockholders plus assumed exercises of stock options	$12,209	16,080,423	$0.76

Three Months Ended June 30, 2005
Basic
Income available to common stockholders	$11,198	15,592,088	$0.72

Effect of stock options	—	369,022

Diluted
Income available to common stockholders plus assumed exercises of stock options	$11,198	15,961,110	$0.70

Six Months Ended June 30, 2006
Basic
Income available to common stockholders	$23,090	15,684,466	$1.47

Effect of stock options	—	376,725

Diluted
Income available to common stockholders plus assumed exercises of stock options	$23,090	16,061,192	$1.44

Six Months Ended June 30, 2005
Basic
Income available to common stockholders	$22,085	15,624,630	$1.41

Effect of stock options	—	366,122

Diluted
Income available to common stockholders plus assumed exercises of stock options	$22,085	15,990,752	$1.38

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended June 30, 2006	3,646	$43.76
Three Months Ended June 30, 2005	—	$—
Six Months Ended June 30, 2006	3,646	$43.76
Six Months Ended June 30, 2005	—	$—

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

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Elimin- ations	Consol- idated
Three Months Ended:
June 30, 2006
Net interest income (expense)	$11,241	$24,476	$1,858	$(1,808)	$(14)	$35,753
Noninterest income	2,024	7,321	4,781	13,410	(12,804)	14,732
Income before taxes	7,011	15,820	2,066	6,620	(12,775)	18,742
June 30, 2005
Net interest income (expense)	$9,389	$23,091	$1,888	$(1,412)	$(15)	$32,941
Noninterest income	1,865	6,823	4,443	12,562	(11,929)	13,764
Income before taxes	5,270	14,508	2,068	7,040	(11,924)	16,962
Six Months Ended: June 30, 2006
Net interest income (expense)	$21,830	$48,206	$4,104	$(3,757)	$(29)	$70,354
Noninterest income	3,996	14,010	8,978	25,847	(24,690)	28,141
Income before taxes	13,651	30,184	4,675	11,915	(24,646)	35,779
June 30, 2005
Net interest income (expense)	$18,008	$45,650	$3,803	$(2,785)	$(29)	$64,647
Noninterest income	3,665	13,014	8,170	24,774	(23,511)	26,112
Income before taxes	10,359	28,445	4,064	13,934	(23,556)	33,246
Total Assets:
June 30, 2006	$1,217,161	$2,211,016	$187,331	$172,000	$(397,819)	$3,389,689
June 30, 2005	$1,074,523	$2,142,230	$193,385	$9,223	$(357,539)	$3,061,822

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

(14) SUBSEQUENT EVENTS

In April 2006, the Company entered into an agreement to acquire First Bartlesville Bank, Bartlesville, Oklahoma. First Bartlesville Bank has approximately $47 million in total assets, $35 million in loans, $42 million in deposits, and $3.9 million in equity capital. The acquisition will be accounted for as a purchase. The bank will operate as a wholly-owned subsidiary of the Company until it is merged into BancFirst, which is expected to occur during the fourth quarter of 2006. The Company consummated the acquisition on August 3, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the second quarter of 2006 was $12.2 million, compared to $11.2 million for the second quarter of 2005. Diluted net income per share was $0.76, compared to $0.70 for the second quarter of 2005. For the first six months of 2006, net income was $23.1 million, compared to $22.1 million for the first six months of 2005. Diluted net income per share for the first six months of 2006 was $1.44 compared to $1.38 for the first six months of 2005.

Total assets at June 30, 2006 increased to $3.4 billion, up $167 million from December 31, 2005 and up $328 million from June 30, 2005. Total loans at June 30, 2006 increased to $2.34 billion, up $22.5 million from December 31, 2005 and up $117.1 million from June 30, 2005. Total deposits at June 30, 2006 were $2.95 billion, up $150.4 million from December 31, 2005 and up $316.6 million from June 30, 2005. Stockholders’ equity was $320 million at June 30, 2006, up $18 million from December 31, 2005 and up $31 million compared to June 30, 2005.

In December 2005, BancFirst Corporation completed the acquisition of Park State Bank (Park State), Nicoma Park, Oklahoma for cash of approximately $11 million. Park State had total assets of approximately $44 million. As a result of the acquisition, Park State became a wholly-owned subsidiary of BancFirst Corporation and was merged into BancFirst in February 2006. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2006 or 2005.

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

In March 2006, the Company’s principal subsidiary, BancFirst, organized an investment company known as Council Oak Real Estate, Inc. and funded the entity with $4.5 million of equity. The entity was organized to make certain investments in real estate.

In April 2006, the Company entered into an agreement to acquire First Bartlesville Bank, Bartlesville, Oklahoma. First Bartlesville Bank has approximately $47 million in total assets, $35 million in loans, $42 million in deposits, and $3.9 million in equity capital. The acquisition will be accounted for as a purchase. The bank will operate as a wholly-owned subsidiary of the Company until it is merged into BancFirst, which is expected to occur during the fourth quarter of 2006. The Company consummated the acquisition on August 3, 2006.

RESULTS OF OPERATIONS

Second Quarter

Net interest income for the second quarter of 2006 was $35.8 million, up $2.8 million from the second quarter of 2005. While the net interest spread for the second quarter decreased 37 basis points to 3.86%, the net interest margin only decreased 3 basis points to 4.78% due to the change in mix of earning assets and interest bearing liabilities during a rising rate environment. The company’s earning assets surpassed $3 billion during the second quarter, an increase of $300 million over June 30 a year ago. Loans grew $117 million from the second quarter of 2005. The growth in loans and earning assets was supported by deposit growth of $317 million from customer relationships. The loan loss provision was $917,000 down $385,000 from the same period a year ago. Nonperforming loans, 0.33% of assets, and net charge-offs, 0.08% of loans, remain at historically low levels. Noninterest income totaled $14.7 million, an increase of $968,000 or 7.0%. The increase is due to growth in revenues from trust services, growth in transaction accounts, and electronic banking services. Noninterest expenses were $30.8 million, an increase of $2.4 million or 8.4%. The increase in noninterest expense is due primarily to salaries and benefits, marketing and expansion.

The Company provided $917,000 for loan losses in the second quarter of 2006, compared to $1.3 million for the same period of 2005. The Company’s nonperforming and restructured loans were $8.58 million in the second quarter of 2006 compared to $11.0 million at June 30, 2005. The percentage coverage of loan loss reserve to total nonperforming and restructured loans increased from 246.67% at June 30, 2005 to 328.88% at June 30, 2006. Net loan charge-offs were $479,000 for the second quarter of 2006, compared to $410,000 for the second quarter of 2005. The net charge-offs represent an annualized rate of 0.08% of average total loans for the second quarter of 2006 and 2005.

Noninterest income of $14.7 million increased $968,000 compared to the second quarter of 2005 due to an increase in cash management and electronic banking services and trust revenues. Noninterest expense increased $2.4 million to $30.8 million compared to the second quarter of 2005. The increase in noninterest expense is due primarily to salaries and benefits, marketing and expansion. Income tax expense increased $769,000 compared to the second quarter of 2005. The effective tax rate on income before taxes was 34.9%, compared to 34.0% for the second quarter of 2005.

Year-To-Date

Net interest income for the first six months of 2006 was $70.4 million, up $5.7 million over the first six months of 2005. While the net interest spread for the six months of 2006 decreased 29 basis points to 3.91%, the net interest margin increased 4 basis points to 4.78% due to the change in mix of earning assets and interest bearing liabilities during a rising rate environment. The net interest margin remained consistent at 4.78% for the first six months of 2006 compared to 4.76% for the same period of 2005. While average earning assets increased by $218.9 million between the first six months of 2006 and the first six months of 2005, average loans increased by $159.4 million in the same period. The increase in average earning assets was substantially funded by an increase in total average deposits of approximately $225.7 million between the first six months of 2006 and the first six months of 2005. This, combined with the change in mix of average earning assets slowed the growth of the net interest margin while still producing a positive result.

The Company provided $1.6 million for loan losses in the first six months of 2006, compared to $2.1 million for the same period of 2005. The decrease in the provision for loan losses is a result of the company’s high credit quality. The Company’s ratio of nonperforming loans to total loans improved to .37% at June 30, 2006 compared to .50% at June 30 a year ago and .40% at year end 2005. The allowance for loan losses to nonperforming loans and restructured assets increased to 328.88% as of June 30, 2006 from 293.36% as of December 31, 2005 and 246.67% as of June 30, 2005. Net charge-offs were $888,000 for the first six months of 2006 compared to $692,000 for the same period a year ago. The net charge-offs represent an annualized rate of 0.8% of average total loans for the first six months of 2006 versus 0.06% for the first six months of 2005.

Noninterest income of $28.1 million for the first six months of 2006 increased $2.0 million compared to the same period in 2005 due to an increase in cash management and electronic banking services and trust revenues. Noninterest expense increased $5.7 million to $61.1 million compared to the first six months of 2005. The Company’s efficiency ratio (total noninterest expenses divided by total revenues) improved from 63.08% for the first six months of 2005 to 62.05% for the same period of 2006. Income tax expense increased $1.5 million compared to the first six months of 2005. The effective tax rate on income before taxes increased from 35.5% compared to 33.6% for the first six months of 2005; the increase was principally due to the recognition of tax credits on qualified loans during the 2005 period.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold increased $156.5 million from December 31, 2005, and $285.0 million from June 30, 2005. The increases resulted from growth in federal funds sold of $186.4 million since December 31, 2005 and $272.4 million since June 30, 2005.

Total securities decreased $21.5 million compared to December 31, 2005 and $88.3 million compared to June 30, 2005. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a short maturity on its securities portfolio to provide funds for loan growth. The net unrealized loss on securities available for sale, before taxes, was $7.7 million at the end of the second quarter of 2006, compared to an unrealized loss of $4.6 million at December 31, 2005 and an unrealized gain of $800,000 at June 30, 2005. The average taxable equivalent yield on the securities portfolio for the second quarter of 2006 increased to 4.58% from 4.29% for the same quarter of 2005.

Total loans increased $22.5 million from December 31, 2005, and increased $117.1 million from June 30, 2005. The allowance for loan losses increased $710,000 from year-end 2005 and increased $1.1 million from the second quarter of 2005. The allowance as a percentage of total loans was 1.21%, 1.19% and 1.22% at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. The allowance to nonperforming and restructured loans at the same dates was 328.88%, 293.36% and 246.67%, respectively.

Nonperforming and restructured loans totaled $8.6 million at June 30, 2006, compared to $9.4 million at December 31, 2005 and $11.0 million at June 30, 2005. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.37%, 0.40% and 0.50%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased by $150 million compared to December 31, 2005, and by $317 million compared to June 30, 2005. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 8.74% of total deposits at June 30, 2006, compared to 8.61% at December 31, 2005 and 8.76% at June 30, 2005.

Short-term borrowings decreased $3.3 million from December 31, 2005, and $18.8 million from June 30, 2005. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $1.5 million from year-end 2005 and $3.2 million from the second quarter of 2005. The Company uses these borrowings primarily to match-fund, long-term fixed rate loans.

Stockholders’ equity increased $18 million from year-end 2005 and $31 million from the second quarter of 2005, due to accumulated earnings offset by dividends. Average stockholders’ equity to average assets for the second quarter of 2006 was 9.46%, compared to 9.21% for the second quarter of 2005. The Company’s leverage ratio and total risk-based capital ratio were 10.13% and 14.08%, respectively, at June 30, 2006, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Per Common Share Data
Net income – basic	$0.78	$0.72	$1.47	$1.41
Net income – diluted	0.76	0.70	1.44	1.38
Cash dividends	0.16	0.14	0.32	0.28
Performance Data
Return on average assets	1.46%	1.48%	1.40%	1.45%
Return on average stockholders’ equity	15.49	15.98	14.76	15.75
Cash dividend payout ratio	20.51	19.44	21.77	19.79
Net interest spread	3.86	4.23	3.91	4.20
Net interest margin	4.78	4.81	4.78	4.74
Efficiency ratio	61.06	60.89	62.05	61.06
Net charge-offs to average total loans	0.08	0.08	0.08	0.06

		June 30,		December 31,
		2006	2005	2005
Balance Sheet Data
Book value per share		$20.39	$18.54	19.34
Tangible book value per share		17.95	16.24	16.87
Average loans to deposits (year-to-date)		79.75%	80.52%	82.43%
Average earning assets to total assets (year-to-date)		89.86	90.40	90.19
Average stockholders’ equity to average assets (year-to-date)		9.46	9.21	9.37
Asset Quality Ratios
Nonperforming and restructured loans to total loans		0.37%	0.50%	0.40%
Nonperforming and restructured assets to total assets		0.33	0.41	0.36
Allowance for loan losses to total loans		1.21	1.22	1.19
Allowance for loan losses to nonperforming and restructured loans		328.88	246.67	293.36

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,311,525	$44,335	7.69%	$2,186,181	$36,320	6.66%
Securities - taxable	389,171	4,302	4.43	501,539	5,201	4.16
Securities - tax exempt	38,619	587	6.10	32,908	510	6.22
Federal funds sold	286,253	3,453	4.84	52,368	379	2.90

Total earning assets	3,025,568	52,677	6.98	2,772,996	42,410	6.13

Nonearning assets:
Cash and due from banks	167,156			$150,892
Interest receivable and other assets	191,083			177,533
Allowance for loan losses	(27,852)			(26,540)

Total nonearning assets	330,387			301,885

Total assets	$3,355,955			$3,074,881

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$435,789	$861	0.79%	$267,340	681	1.02%
Savings deposits	870,589	7,199	3.32	888,744	2,997	1.35
Time deposits	735,145	6,939	3.79	680,642	4,042	2.38
Short-term borrowings	38,759	459	4.75	37,516	261	2.79
Long-term borrowings	2,916	44	6.05	6,122	91	5.98
Junior subordinated debentures	51,804	1,103	8.54	51,804	1,103	8.54

Total interest-bearing liabilities	2,135,002	16,605	3.12	1,932,168	9,175	1.90

Interest-free funds:
Noninterest-bearing deposits	879,794			830,225
Interest payable and other liabilities	24,956			28,238
Stockholders’ equity	316,203			284,250

Total interest free funds	1,220,953			1,142,713

Total liabilities and stockholders’ equity	$3,355,955			$3,074,881

Net interest income		$36,072			$33,235

Net interest spread			3.86%			4.23%

Net interest margin			4.78%			4.81%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,312,211	$86,583	7.55%	$2,152,789	$69,520	6.51%
Securities - taxable	397,279	8,832	4.48	507,520	10,776	4.28
Securities - tax exempt	39,544	1,196	6.10	32,173	1,003	6.29
Federal funds sold	246,679	5,677	4.64	84,301	1,103	2.64

Total earning assets	2,995,713	102,288	6.89	2,776,783	82,402	5.98

Nonearning assets:
Cash and due from banks	171,323			146,142
Interest receivable and other assets	194,598			174,958
Allowance for loan losses	(27,715)			(26,230)

Total nonearning assets	338,206			294,870

Total assets	$3,333,919			$3,071,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$438,570	$1,640	0.75%	$358,958	1,125	0.63%
Savings deposits	856,663	13,328	3.14	810,677	5,610	1.40
Time deposits	728,937	13,127	3.63	681,807	7,602	2.25
Short-term borrowings	39,580	889	4.53	33,239	423	2.57
Long-term borrowings	3,290	99	6.07	6,708	196	5.90
Junior subordinated debentures	51,804	2,206	8.59	51,804	2,206	8.59

Total interest-bearing liabilities	2,118,844	31,289	2.98	1,943,193	17,162	1.78

Interest-free funds:
Noninterest-bearing deposits	875,131			822,168
Interest payable and other liabilities	24,527			23,518
Stockholders’ equity	315,417			282,774

Total interest free funds	1,215,075			1,128,460

Total liabilities and stockholders’ equity	$3,333,919			$3,071,653

Net interest income		$70,999			$65,460

Net interest spread			3.91%			4.20%

Net interest margin			4.78%			4.74%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

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

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on May 25, 2006, the following matters were voted upon, with the votes indicated below:

	Number of Shares
Description of Proposal	Voted for	Withheld	Broker non-votes
Proposal No. 1-Election of Directors

Class II Directors
James R. Daniel	14,027,567	207,760	1,098,078
Robert A. Gregory	13,933,396	301,931	1,098,078
Tom H. McCasland, III	14,139,554	95,773	1,098,078
Paul B. Odom, Jr.	14,001,958	233,369	1,098,078
H.E. Rainbolt	13,970,146	265,181	1,098,078
G. Rainey Williams	14,223,818	11,509	1,098,078

Proposal No. 2-To amend the Company’s stock option plan	10,278,901	2,357,369	1,098,078

Proposal No. 3-To amend the Company’s non-employee director’s stock option plan	10,098,126	2,538,144	1,098,078

Proposal No. 4-To amend the director’s deferred stock compensation plan	12,432,434	203,837	1,098,078

Proposal No. 5-Ratification of Grant Thornton LLP as independent registered public accounting firm	14,228,557	8,727	1,098,078

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.4	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificates for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.8	First Amendment to Amended and Restated Trust Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 24, 2004 and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.7).

4.10	Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

Exhibit Number	Exhibit

4.11	Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.12	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

10.1*	Seventh Amended and Restated BancFirst Corporation Stock Option Plan.

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6*	Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan.

10.7*	Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan.

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: August 8, 2006	/s/ Joe T. Shockley, Jr.
(Signature)
Joe T. Shockley, Jr.
Executive Vice President Chief Financial Officer