Form 10-Q
period 2006-09-30
BANCFIRST CORP /OK/
filed 2006-11-09
CIK 760498

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006 there were 15,747,671 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in thousands, except per share data)

	September 30,		December 31, 2005
	2006	2005
ASSETS
Cash and due from banks	$125,601	$151,216	$188,614
Interest-bearing deposits with banks	15,076	15,741	15,756
Federal funds sold	352,850	—	86,050
Securities (market value: $422,681, $485,333 and $456,469, Respectively)	422,650	484,837	456,222
Loans:
Total loans (net of unearned interest)	2,332,838	2,267,082	2,317,426
Allowance for loan losses	(28,988)	(26,866)	(27,517)

Loans, net	2,303,850	2,240,216	2,289,909
Premises and equipment, net	80,236	71,441	72,857
Other real estate owned	2,155	2,232	1,636
Intangible assets, net	7,558	5,597	7,063
Goodwill	32,372	30,046	31,460
Accrued interest receivable	24,733	20,381	21,345
Other assets	57,414	55,790	52,118

Total assets	$3,424,495	$3,077,497	$3,223,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$871,475	$856,946	$895,657
Interest-bearing	2,095,581	1,823,405	1,908,862

Total deposits	2,967,056	2,680,351	2,804,519
Short-term borrowings	37,323	24,523	37,176
Accrued interest payable	6,697	3,903	5,466
Other liabilities	23,292	15,574	16,351
Long-term borrowings	1,965	4,858	4,118
Junior subordinated debentures	51,804	51,804	51,804
Minority interest	1,210	2,252	1,247

Total liabilities	3,089,347	2,783,265	2,920,681

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,742,171, 15,630,270 and 15,637,170; respectively	15,742	15,630	15,637
Capital surplus	60,269	56,898	57,264
Retained earnings	260,390	223,388	232,416
Accumulated other comprehensive income, net of income tax (expense) benefit of $(691), $900 and $(1,600), respectively	(1,253)	(1,684)	(2,968)

Total stockholders’ equity	335,148	294,232	302,349

Total liabilities and stockholders’ equity	$3,424,495	$3,077,497	$3,223,030

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$46,450	$38,374	$132,807	$107,653
Securities:
Taxable	4,311	4,736	13,143	15,512
Tax-exempt	383	333	1,160	985
Federal funds sold	3,659	41	9,103	909
Interest-bearing deposits with banks	118	122	351	357

Total interest income	54,921	43,606	156,564	125,416

INTEREST EXPENSE
Deposits	16,972	8,997	45,067	23,335
Short-term borrowings	407	397	1,296	820
Long-term borrowings	35	81	134	277
Junior subordinated debentures	1,103	1,103	3,309	3,309

Total interest expense	18,517	10,578	49,806	27,741

Net interest income	36,404	33,028	106,758	97,675
Provision for loan losses	315	873	1,913	2,967

Net interest income after provision for loan losses	36,089	32,155	104,845	94,708

NONINTEREST INCOME
Trust revenue	1,424	1,248	4,363	3,610
Service charges on deposits	7,299	7,549	21,210	20,679
Securities transactions	246	1	385	82
Income from sales of loans	783	840	1,688	1,653
Insurance commissions and premiums	2,088	1,991	5,343	5,527
Other	3,661	3,257	10,653	9,447

Total noninterest income	15,501	14,886	43,642	40,998

NONINTEREST EXPENSE
Salaries and employee benefits	17,741	16,757	52,705	48,938
Occupancy and fixed assets expense, net	2,078	1,931	6,080	5,226
Depreciation	1,759	1,669	4,995	4,706
Amortization of intangible assets	253	202	717	606
Data processing services	697	590	1,933	1,818
Net expense (income) from other real estate owned	75	(28)	64	163
Marketing and business promotion	1,411	1,636	4,624	3,253
Other	7,595	10,494	21,609	23,960

Total noninterest expense	31,609	33,251	92,727	88,670

Income before taxes	19,981	13,790	55,760	47,036
Income tax expense	(7,241)	(4,574)	(19,930)	(15,735)

Net income	12,740	9,216	35,830	31,301
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	3,908	(2,399)	1,965	(4,783)
Reclassification adjustment for (gains) losses included in net income	(160)	(1)	(250)	(53)

Comprehensive income	$16,488	$6,816	$37,545	$26,465

NET INCOME PER COMMON SHARE
Basic	$0.81	$0.59	$2.28	$2.01

Diluted	$0.79	$0.58	$2.23	$1.96

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
COMMON STOCK
Issued at beginning of period	$15,718	$15,602	$15,637	$15,682
Shares issued	24	28	105	78
Shares acquired and canceled	—	—	—	(130)

Issued at end of period	$15,742	$15,630	$15,742	$15,630

CAPITAL SURPLUS
Balance at beginning of period	$59,227	$56,246	$57,264	$55,213
Common stock issued	1,042	652	3,005	1,685

Balance at end of period	$60,269	$56,898	$60,269	$56,898

RETAINED EARNINGS
Balance at beginning of period	$250,486	$216,654	$232,416	$203,450
Net income	12,740	9,216	35,830	31,301
Adjustment to basis of Subsidiary	—	18	—	18
Dividends on common stock	(2,836)	(2,500)	(7,856)	(6,864)
Common stock acquired and canceled	—	—	—	(4,517)

Balance at end of period	$260,390	$223,388	$260,390	$223,388

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains/(losses) on securities:
Balance at beginning of period	$(5,001)	$716	$(2,968)	$3,152
Net change	3,748	(2,400)	1,715	(4,836)

Balance at end of period	$(1,253)	$(1,684)	$(1,253)	$(1,684)

Total stockholders’ equity	$335,148	$294,232	$335,148	$294,232

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
		(as restated, see note 1)
CASH FLOWS FROM OPERATING ACTIVITIES	$34,340	$31,523

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in acquisition	(5,074)	—
Purchases of securities:
Held for investment	(12,387)	(4,987)
Available for sale	(80,245)	(10,192)
Maturities of securities:
Held for investment	14,553	4,698
Available for sale	117,488	74,602
Proceeds from sales and calls of securities:
Held for investment	2,523	342
Available for sale	426	2,318
Net (increase) decrease in federal funds sold	(261,700)	130,000
Purchases of loans	(26,740)	(32,146)
Proceeds from sales of loans	57,243	67,602
Net other increase in loans	(8,786)	(215,729)
Purchases of premises and equipment	(14,829)	(11,467)
Proceeds from the sale of other real estate owned and repossessed assets	6,099	7,159

Net cash (used) provided by investing activities	(211,429)	12,200

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	49,002	27,266
Net increase (decrease) in certificates of deposits	71,146	(4,349)
Net increase (decrease) in short-term borrowings	147	(3,184)
Net decrease in long-term borrowings	(2,153)	(2,957)
Issuance of common stock	3,110	1,698
Acquisition of common stock	—	(4,583)
Cash dividends paid	(7,856)	(6,864)

Net cash provided by financing activities	113,396	7,027

Net (decrease) increase in cash and due from banks	(63,693)	50,750
Cash and due from banks at the beginning of the period	204,370	116,207

Cash and due from banks at the end of the period	$140,677	$166,957

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$48,575	$27,721

Cash paid during the period for income taxes	$15,311	$18,451

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, Wilcox & Jones, Inc., First Bartlesville Bank, and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibank Insurance Agency, Inc., BancFirst Agency, Inc., Lenders Collection Corporation, BancFirst Community Development Corporation, and Council Oak Real Estate, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

Prior to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2005, management determined that the Company’s consolidated statements of cash flow for 2004 should be restated to reclassify certain disbursements from “Net other increase in loans” in Investing Activities to Operating Activities as such amounts relate to cash disbursements of mortgage loans originated for sale. The consolidated statement of cash flow for the nine months ended September 30, 2005 has been restated to reclassify disbursements of $85.7 million and cash receipts of $88.4 million from “Net other increase in loans” and “Proceeds from sales of loans”, respectively, in Investing Activities to Operating Activities. The restatement does not affect the net change in cash and due from banks for the nine months ended September 30, 2005 and has no impact on the Company’s September 30, 2005 consolidated balance sheet or the consolidated statements of income and related net income per share amounts or on the consolidated statements of stockholders’ equity or on the Company’s liquidity for the period ended September 30, 2005.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is expected to increase the relevance and comparability in financial reporting of income taxes because all tax positions accounted for in accordance with Statement 109 will be evaluated for recognition, derecognition and measurement using consistent criteria. Finally, the disclosure provisions of this interpretation will provide more information about the uncertainty in income tax assets and liabilities. This interpretation is effective for fiscal years beginning after December 15, 2006 and earlier adoption is encouraged. The Company is not currently aware of any uncertainty in its accounting for income taxes and as such, the adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” The Statement is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations or financial condition.

On September 13, 2006, the Securities and Exchange Commission “SEC” issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatements present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has considered SAB 108 and determined that the adoption of SAB 108 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In December 2005, BancFirst Corporation completed the acquisition of Park State Bank (Park State), Nicoma Park, Oklahoma for cash of approximately $11 million. Park State had total assets of approximately $44 million. As a result of the acquisition, Park State became a wholly-owned subsidiary of BancFirst Corporation and was merged into BancFirst in February 2006. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2005 or for the nine months ended September 30, 2006.

In March 2006, the Company’s principal subsidiary, BancFirst, organized an investment company known as Council Oak Real Estate, Inc. and funded the entity with $4.5 million of equity. The entity was organized to make certain investments in real estate.

On June 30, 2006, the Company entered into an agreement to sell its 50% ownership in PremierSource, LLC (PremierSource). The Company decided to sell its interest in PremierSource as the Company has similar product offerings through wholly owned subsidiaries that have proven to be a more effective delivery channel. The Company did not have a controlling interest in PremierSource and accounted for the subsidiary on the equity method of accounting. The sale of PremierSource was completed during August 2006 and the Company had an investment in PremierSource of approximately $274,000 at the time of sale. The Company sold PremierSource for a one-time payment of approximately $163,000 and a three year share of gross revenues collected by PremierSource from current clients of PremierSource that are attributable to referrals from the Company. Such payments will be paid at a rate of 50%, 30%, and 20% for the years-ended June 30, 2007, 2008, and 2009, respectively. The sale of PremierSource, including future revenue sharing payments, and the loss of future earnings from operating PremierSource is not expected to have a significant impact on the results of the Company’s operations for 2006 or 2007.

In August 2006, the Company completed the acquisition of First Bartlesville Bank (First Bartlesville), Bartlesville, Oklahoma for cash of approximately $5.6 million. First Bartlesville had total assets of approximately $46.6 million. As a result of the acquisition, First Bartlesville became a wholly-owned subsidiary of BancFirst Corporation and will be merged into BancFirst in December 2006. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition is not expected to have a material effect on the results of operations of the Company for 2006.

On September 6, 2006, the Company determined to dispose of its 75% ownership in Century Life Assurance Company (Century Life), an insurance agency, and entered into an agreement to sell the stock of the business to American Underwriters Life Insurance Company. The Company decided to sell this subsidiary as the product line was not strategic for the Company and management felt that Century Life would be more efficiently managed by insurance professionals. The effective date of the sale is October 1, 2006 and is expected to be consummated in the fourth quarter of 2006, pending regulatory approval. The Company reported approximately $945,000 of operating income and $111,000 of after-tax net income for the 3rd quarter of 2006 and is expected to report an after-tax gain approximating $400,000 to $600,000 during the 4th quarter of 2006. The resulting gain on the sale and the loss of future earnings from operating Century Life is not expected to have a significant impact on the results of the Company’s operations for 2006 or 2007.

(4) SECURITIES

The table below summarizes securities held for investment and securities available for sale (dollars in thousands).

	September 30,		December 31, 2005
	2006	2005
Held for investment at cost (market value; $28,003, $32,596 and $30,781, respectively)	$27,972	$32,100	$30,534
Available for sale, at market value	394,678	452,737	425,688

Total	$422,650	$484,837	$456,222

The table below summarizes the maturity of securities (dollars in thousands).

	September 30,		December 31, 2005
	2006	2005
Contractual maturity of debt securities:
Within one year	$81,086	$163,141	$134,704
After one year but within five years	304,280	285,680	270,738
After five years	22,973	21,716	37,283

Total debt securities	408,339	470,537	442,725
Equity securities	14,311	14,300	13,497

Total	$422,650	$484,837	$456,222

The Company held 150 and 151 debt securities available for sale that had unrealized gains as of September 30, 2006 and 2005, respectively. These securities had a market value totaling $88.2 million and $129.7 million, respectively, and unrealized gains totaling $1.4 million and $738,000, respectively. The Company also held 180 and 111 debt securities available for sale that had unrealized losses at September 30, 2006 and 2005, respectively. These securities had a market value totaling $293.1 million and $308.1 million and unrealized losses totaling $5.3 million and $6.4 million, respectively. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these debt securities until the unrealized losses are recovered.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	September 30,				December 31
	2006		2005		2005
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$416,292	17.85%	$397,766	17.54%	$426,819	18.42%
Oil & gas production & equipment	94,368	4.05	74,069	3.27	87,192	3.76
Agriculture	71,484	3.06	79,641	3.51	88,472	3.82
State and political subdivisions:
Taxable	2,903	0.12	8,427	0.37	2,919	0.13
Tax-exempt	12,173	0.52	12,225	0.54	11,785	0.51
Real Estate:
Construction	223,202	9.57	213,696	9.43	215,965	9.32
Farmland	79,948	3.43	82,438	3.64	82,216	3.55
One to four family residences	526,275	22.56	516,431	22.78	512,513	22.11
Multifamily residential properties	11,331	0.49	10,060	0.44	10,640	0.46
Commercial	599,996	25.72	544,120	24.00	568,542	24.53
Consumer	267,426	11.46	286,008	12.62	276,374	11.93
Other	27,440	1.17	42,201	1.86	33,989	1.46

Total loans	2,332,838	100.00%	$2,267,082	100.00%	$2,317,426	100.00%

Loans held for sale (included above)	$11,384		$8,056		$4,548

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

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$28,227	$27,148	$27,517	$25,746

Charge-offs	(708)	(1,348)	(2,084)	(2,415)
Recoveries	645	193	1,133	568

Net charge-offs	(63)	(1,155)	(951)	(1,847)

Provisions charged to operations	315	873	1,913	2,967
Additions from acquisitions	509	—	509	—

Total additions	824	873	2,422	2,967

Balance at end of period	$28,988	$26,866	$28,988	$26,866

The net charge-offs by category are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Commercial, financial and other	$71	$455	$294	$628
Real estate – construction	57	—	123	(7)
Real estate – mortgage	(345)	469	(52)	616
Consumer	280	231	586	610

Total	$63	$1,155	$951	$1,847

(6) NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets (dollars in thousands):

	September 30,		December 31, 2005
	2006	2005
Past due over 90 days and still accruing	$727	$2,339	$1,455
Nonaccrual	8,960	7,101	7,344
Restructured	782	736	581

Total nonperforming and restructured loans	10,469	10,176	9,380
Other real estate owned and repossessed assets	2,548	2,692	2,262

Total nonperforming and restructured assets	$13,017	$12,868	$11,642

Nonperforming and restructured loans to total loans	0.45%	0.45%	0.40%

Nonperforming and restructured assets to total assets	0.38%	0.42%	0.36%

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	September 30,				December 31,
	2006		2005		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$8,897	$(3,391)	$6,297	$(2,879)	$7,972	$(3,057)
Customer relationship Intangibles	2,308	(256)	2,308	(128)	2,308	(160)

Total	$11,205	$(3,647)	$8,605	$(3,007)	$10,280	$(3,217)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization:
Three months ended September 30, 2006	$253
Three months ended September 30, 2005	202
Nine months ended September 30, 2006	717
Nine months ended September 30, 2005	606
Year ended December 31, 2005	814

Estimated Amortization:
Year ended December 31,
2006	$981
2007	893
2008	799
2009	799
2010	799

The following is a summary of goodwill by business segment (2005 amounts have been reclassified for the realignment of regional executive responsibilities for certain bank locations as described in note 13, Segment Information, dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
September 30, 2006
Balance at beginning of period	$6,150	$22,416	$2,485	$624	—	$31,675
Acquisitions	—	697	—	—	—	697

Balance at end of period	$6,150	$23,113	$2,485	$624	—	$32,372

September 30, 2005
Balance at beginning and end of period	$6,150	$20,881	$2,485	$1,713	$(1,183)	$30,046

Nine Months Ended:
September 30, 2006
Balance at beginning of period	$6,150	$22,201	$2,485	$624	—	$31,460
Acquisitions	—	697	—	—	—	697
Adjustments	—	215	—	—	—	215

Balance at end of period	$6,150	$23,113	$2,485	$624	—	$32,372

September 30, 2005
Balance at beginning of period, as presented	$12,819	$14,212	$2,485	$1,713	$(1,183)	$30,046
Restatement for realignment	(6,669)	6,669	—	—	—	—

Balance at beginning and end of period, as restated	$6,150	$20,881	$2,485	$1,713	$(1,183)	$30,046

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

	Minimum Required	September 30,		December 31, 2005
		2006	2005
		(dollars in thousands)
Tier 1 capital		$348,659	$315,345	$321,169
Total capital		$378,381	$342,519	$348,994
Risk-adjusted assets		$2,359,087	$2,466,118	$2,556,389
Leverage ratio	3.00%	10.30%	10.36%	10.08%
Tier 1 capital ratio	4.00%	13.27%	12.79%	12.56%
Total capital ratio	8.00%	14.41%	13.89%	13.65%

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 ratio of at least 10%, and a leverage ratio of at least 5%. As of September 30, 2006 and 2005, and December 31, 2005, the Company was considered to be “well capitalized”. There are no conditions or events since the most recent notification of the Company’s capital category that management believes would change its category.

(9) STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 555,832 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 364,530 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At September 30, 2006 there were 286,052 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Number of shares repurchased	—	—	—	130,200
Average price of shares repurchased	—	—	—	$35.18

(10) SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In May 2006, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan by 100,000 shares to an aggregate of 2,500,000. At September 30, 2006, 215,360 shares are available for future grants. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of the grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2006 will become exercisable through the year 2014. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. In May 2006, the Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan by 30,000 shares to an aggregate of 180,000 shares. At September 30, 2006, 30,000 shares are available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2006 will become exercisable through the year 2010. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

Below is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Nine Months Ended September 30, 2006
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,169,226	$20.83
Options granted	84,000	44.09
Options exercised	(103,070)	14.36
Options canceled	(12,500)	19.25

Outstanding at September 30, 2006	1,137,656	23.15	10.09	$26,809

Exercisable at September 30, 2006	497,607	16.43	8.41	$14,480

Below is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average grant-date fair value per share of options granted	$15.00	$—	$12.91	$8.99
Total intrinsic value of options exercised	833	967	3,045	1,749
Cash received from options exercised	386	493	1,480	1,061
Tax benefit realized from options exercised	322	374	1,178	676

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

For the three and nine months ended September 30, 2006, the Company recorded share-based employee compensation expense of approximately $150,000 and $442,000, respectively, net of tax. As a result of the adoption of Statement 123R, our financial results were lower than under our previous accounting method for share-based compensation by the following amounts (dollars in thousands, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Income from continuing operations before income taxes	$243	$721
Income from continuing operations	150	442
Net income	150	442
Basic and diluted net earnings per common share	0.01	0.03

The Company will continue to amortize the remaining fair value of these stock options of approximately $2.1 million, net of tax, over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	Three Months Ended September 30,
	2006	2005
Risk-free interest rate	4.46%	N/A
Dividend yield	2.00%	N/A
Stock price volatility	24.25%	N/A
Expected term	10 Yrs	N/A

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its stock options granted. Had compensation expense for the options issues prior to January 1, 2006 been recorded consistent with the fair value provisions of SFAS 123 for those periods, income before taxes, cash flow from operations, cash flow from financing activities, net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Income
As reported	$9,216	$31,301
Stock-based compensation cost, net of tax	162	457

Pro forma net income	$9,054	$30,844

Earnings per share
As reported:
Basic	$0.59	$2.01
Diluted	$0.58	$1.96
Pro forma:
Basic	$0.58	$1.98
Diluted	$0.57	$1.93

(11) COMPREHENSIVE INCOME

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Unrealized gain (loss) during the period:
Before-tax amount	$6,006	$(3,360)	$3,009	$(6,841)
Tax (expense) benefit	(2,098)	961	(1,044)	2,058

Net-of-tax amount	$3,908	$(2,399)	$1,965	$(4,783)

The amount of unrealized gain or loss, net of tax, included in accumulated other comprehensive income is summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Unrealized gain (loss) on securities:
Beginning balance	$(5,001)	$716	$(2,968)	$3,152
Current period change	3,908	(2,399)	1,965	(4,783)
Reclassification adjustment for (gains) losses included in net income	(160)	(1)	(250)	(53)

Ending balance	$(1,253)	$(1,684)	$(1,253)	$(1,684)

(12) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows (dollars in thousands, except per share data):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2006
Basic
Income available to common stockholders	$12,740	15,732,307	$0.81

Effect of stock options	—	380,502

Diluted
Income available to common stockholders plus assumed exercises of stock options	$12,740	16,112,809	$0.79

Three Months Ended September 30, 2005
Basic
Income available to common stockholders	$9,216	15,617,426	$0.59

Effect of stock options	—	394,360

Diluted
Income available to common stockholders plus assumed exercises of stock options	$9,216	16,011,786	$0.58

Nine Months Ended September 30, 2006
Basic
Income available to common stockholders	35,830	15,700,588	$2.28

Effect of stock options	—	377,853

Diluted
Income available to common stockholders Plus assumed exercises of stock options	$35,830	16,078,441	$2.23

Nine Months Ended September 30, 2005
Basic
Income available to common stockholders	$31,301	15,622,202	$2.01

Effect of stock options	—	370,884

Diluted
Income available to common stockholders plus assumed exercises of stock options	$31,301	15,993,086	$1.96

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended September 30, 2006	5,837	$47.79
Three Months Ended June 30, 2005	—	$—
Nine Months Ended September 30, 2006	1,967	$47.79
Six Months Ended June 30, 2005	—	$—

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

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
September 30, 2006
Net interest income (expense)	$11,524	$24,936	$1,776	$(1,818)	$(14)	$36,404
Noninterest income	1,930	7,571	5,561	13,911	(13,472)	15,501
Income before taxes	7,539	16,604	2,406	6,855	(13,423)	19,981
September 30, 2005
Net interest income (expense)	$9,301	$23,299	$1,876	$(1,445)	$(3)	$33,028
Noninterest income	1,916	6,915	5,013	10,881	(9,839)	14,886
Income before taxes	5,218	11,538	2,152	4,639	(9,757)	13,790
Nine Months Ended:
September 30, 2006
Net interest income (expense)	$33,354	$73,142	$5,880	$(5,575)	$(43)	$106,758
Noninterest income	5,926	21,581	14,539	39,758	(38,162)	43,642
Income before taxes	21,190	46,788	7,081	18,770	(38,069)	55,760
September 30, 2005
Net interest income (expense)	$27,309	$68,949	$5,679	$(4,230)	$(32)	$97,675
Noninterest income	5,581	19,929	13,183	35,655	(33,350)	40,998
Income before taxes	15,577	39,983	6,216	18,573	(33,312)	47,037

Total Assets:
September 30, 2006	$1,188,993	$2,248,826	$177,416	$223,389	$(414,129)	$3,424,495
September 30, 2005	$1,109,792	$2,145,067	$176,876	$5,223	$(359,461)	$3,077,497

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

(14) COMMITMENTS AND CONTINGENT LIABILITIES

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

During the third quarter of 2005, it became apparent that the Company’s investigation was going to take much longer than management and the Company’s consultant originally expected. Specifically, the time frame for ongoing criminal investigation of the matter and the possibility of litigation amongst the parties has created uncertainty as to the timing of any recovery under the fidelity bond. While management still expects a significant recovery under its fidelity bond coverage, the amount and timing of the recovery was no longer reasonably estimable. As a result, the Company believes it was prudent to write off, and recognize as an expense, the $3 million bond claim receivable. The amount of the recovery will be recognized as income upon final agreement with the fidelity bond carrier.

In October of 2006, the Company completed and submitted its claim to the fidelity bond carrier. The amount and timing of the recovery is still not reasonably estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the third quarter of 2006 was $12.7 million, compared to $9.2 million for the third quarter of 2005. Diluted net income per share was $0.79, compared to $0.58 for the third quarter of 2005. For the first nine months of 2006, net income was $35.8 million, compared to $31.3 million for the first nine months of 2005. Diluted net income per share for the first nine months of 2006 was $2.23 compared to $1.96 for the first nine months of 2005.

Total assets at September 30, 2006 increased to $3.4 billion, up $201 million from December 31, 2005 and up $347 million from September 30, 2005. Total loans at September 30, 2006 grew to $2.33 billion, up $15.4 million from December 31, 2005 and up $65.8 million from September 30, 2005. Total deposits at September 30, 2006 were $2.97 billion, up $162.5 million from December 31, 2005 and up $286.7 million from September 30, 2005. Stockholders’ equity was $335 million at September 30, 2006, up $33 million from December 31, 2005 and up $41 million compared to September 30, 2005.

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

On June 30, 2006, the Company entered into an agreement to sell its 50% ownership in PremierSource, LLC (PremierSource). The Company decided to sell its interest in PremierSource as the Company has similar product offerings through wholly owned subsidiaries that have proven to be a more effective delivery channel. The Company did not have a controlling interest in PremierSource and accounted for the subsidiary on the equity method of accounting. The sale of PremierSource was completed during August 2006 and the Company had an investment in PremierSource of approximately $274,000 at the time of sale. The Company sold PremierSource for a one-time payment of approximately $163,000 and a three year share of gross revenues payable at a rate of 50%, 30%, and 20% for the years-ended June 30, 2007, 2008, and 2009, respectively. The sale of PremierSource, including future revenue sharing payments, and the loss of future earnings from operating PremierSource is not expected to have a significant impact on the results of the Company’s operations for 2006 or 2007.

In August 2006, the Company completed the acquisition of First Bartlesville Bank (First Bartlesville), Bartlesville, Oklahoma for cash of approximately $5.6 million. First Bartlesville had total assets of approximately $46.6 million. As a result of the acquisition, First Bartlesville became a wholly-owned subsidiary of BancFirst Corporation and will be merged into BancFirst in December 2006. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition is not expected to have a material effect on the results of operations of the Company for 2006.

On September 6, 2006, the Company determined to dispose of its 75% ownership in Century Life Assurance Company (Century Life), an insurance agency, and entered into an agreement to sell the stock of the business to American Underwriters Life Insurance Company. The Company decided to sell this subsidiary as the product line was not strategic for the Company and management felt that Century Life would be more efficiently managed by insurance professionals. The effective date of the sale is October 1, 2006 and is expected to be consummated in the fourth quarter of 2006, pending regulatory approval. The Company reported approximately $945,000 of operating income and $111,000 of after-tax net income for the 3rd quarter of 2006 and is expected to report an after-tax gain approximating $400,000 to $600,000 during the 4th quarter of 2006. The resulting gain on the sale and the loss of future earnings from operating Century Life is not expected to have a significant impact on the results of the Company’s operations for 2006 or 2007.

The Company is expanding its branch delivery system, primarily in the metropolitan areas of Oklahoma City and Tulsa. A new branch in south Oklahoma City, 134th and May Avenue, opened in August. Construction of new branches are underway in eastern Oklahoma County and in south Tulsa which are expected to open in late 2006 or early 2007.

RESULTS OF OPERATIONS

Third Quarter

Net interest income for the third quarter of 2006 was $36.4 million, up $3.4 million from the third quarter of 2005. While the net interest spread for the third quarter decreased 38 basis points to 3.76%, the net interest margin only decreased 2 basis points to 4.77% due to the change in mix of earning assets and interest bearing liabilities during a rising rate environment. The company’s earning assets surpassed $3 billion during the third quarter, an increase of $294 million over September 30 a year ago. Loans grew $65.8 million from the third quarter of 2005. The growth in loans and earning assets was supported by core deposit growth of $287 million. The loan loss provision was $315,000 down $558,000 from the same period a year ago. Nonperforming loans, 0.38% of assets, and net charge-offs, 0.01% of loans, remain at historically low levels. Noninterest income totaled $15.5 million, an increase of $615,000 or 4.1%. The increase is due to growth in revenues from trust services, growth in transaction accounts, and electronic banking services. Noninterest expenses were $31.6 million, a decrease of $1.6 million or 4.9%. The decrease in noninterest expense is due primarily to the write-off of a $3 million receivable the Company had recorded in the second quarter of 2005 for a fidelity bond claim offset by an increase in salaries and benefits, marketing and expansion.

The Company provided $315,000 for loan losses in the third quarter of 2006, compared to $873,000 for the same period of 2005. The Company’s nonperforming and restructured loans were $10.5 million in the third quarter of 2006 compared to $10.2 million at September 30, 2005. The percentage coverage of loan loss reserve to total nonperforming and restructured loans increased from 264.01% at September 30, 2005 to 276.91% at September 30, 2006. Net loan charge-offs were $63,000 for the third quarter of 2006, compared to $1.2 million for the third quarter of 2005. The net charge-offs represent an annualized rate of 0.01% and 0.21% of average total loans for the third quarter of 2006 and 2005, respectively.

Noninterest income of $15.5 million increased $615,000 compared to the third quarter of 2005 due to an increase in cash management and electronic banking services and trust revenues. Noninterest expense decreased $1.6 million to $31.6 million compared to the third quarter of 2005. The decrease in noninterest expense is due primarily to the write-off of a $3 million receivable the Company had recorded in the second quarter of 2005 for a fidelity bond claim offset by an increase in salaries and benefits, marketing and expansion. The effective tax rate on income before taxes was 36.2%, compared to 33.2% for the third quarter of 2005.

Year-To-Date

Net interest income for the first nine months of 2006 was $106.8 million, up $9.1 million over the first nine months of 2005. While the net interest spread for the nine months of 2006 decreased 32 basis points to 3.86%, the net interest margin increased 2 basis points to 4.78% due to the change in mix of earning assets and interest bearing liabilities during a rising rate environment. The net interest margin remained consistent at 4.78% for the first nine months of 2006 compared to 4.76% for the same period of 2005. While average earning assets increased by $244.3 million between the first nine months of 2006 and the first nine months of 2005, average loans increased by $136.0 million in the same period. The increase in average earning assets was substantially funded by an increase in total average deposits of approximately $249.1 million between the first nine months of 2006 and the first nine months of 2005. This, combined with the change in mix of average earning assets slowed the growth of the net interest margin while still producing a positive result.

The Company provided $1.9 million for loan losses in the first nine months of 2006, compared to $3.0 million for the same period of 2005. The decrease in the provision for loan losses is a result of the company’s high credit quality. The Company’s ratio of nonperforming loans to total loans remained steady at 0.45% at September 30, 2006 compared to 0.45% at September 30 a year ago and increased slightly over 0.40% at year end 2005. The allowance for loan losses to nonperforming loans and restructured assets decreased to 276.91% as of September 30, 2006 from 293.36% as of December 31, 2005 and increased from 264.01% as of September 30, 2005. Net charge-offs were $951,000 for the first nine months of 2006 compared to $1.8 million for the same period a year ago. The net charge-offs represent an annualized rate of 0.05% of average total loans for the first nine months of 2006 versus 0.11% for the first nine months of 2005.

Noninterest income of $43.6 million for the first nine months of 2006 increased $2.6 million compared to the same period in 2005 due to an increase in cash management and electronic banking services and trust revenues. Noninterest expense increased $4.1 million to $92.7 million compared to the first nine months of 2005. The Company’s efficiency ratio (total noninterest expenses divided by total revenues) improved from 63.94% for the first nine months of 2005 to 61.65% for the same period of 2006. Income tax expense increased $4.2 million compared to the first nine months of 2005. The effective tax rate on income before taxes increased to 35.7% compared to 33.5% for the first nine months of 2005; the increase was principally due to the recognition of tax credits on qualified loans during the 2005 period.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold increased $203.1 million from December 31, 2005, and $326.6 million from September 30, 2005. The increases resulted from growth in federal funds sold of $266.8 million since December 31, 2005 and $352.9 million since September 30, 2005.

Total securities decreased $33.6 million compared to December 31, 2005 and $62.2 million compared to September 30, 2005. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a short maturity on its securities portfolio to provide funds for loan growth. The net unrealized loss on securities available for sale, before taxes, was $1.9 million at the end of the third quarter of 2006, compared to an unrealized loss of $4.6 million at December 31, 2005 and an unrealized loss of $2.6 million at September 30, 2005. The average taxable equivalent yield on the securities portfolio for the third quarter of 2006 increased to 4.53% from 4.17% for the same quarter of 2005.

Total loans increased $15.4 million from December 31, 2005, and increased $65.8 million from September 30, 2005. The allowance for loan losses increased $1.5 million from year-end 2005 and increased $2.1 million from the third quarter of 2005. The allowance as a percentage of total loans was 1.24% at September 30, 2006 and 1.19% at September 30, 2005 and December 31, 2005. The allowance to nonperforming and restructured loans at the same dates was 276.91%, 264.01% and 293.36%, respectively.

Nonperforming and restructured loans totaled $10.5 million at September 30, 2006, compared to $9.4 million at December 31, 2005 and $10.2 million at September 30, 2005. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.45%, 0.40% and 0.45%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased by $162.5 million compared to December 31, 2005, and by $286.7 million compared to September 30, 2005. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 8.97% of total deposits at September 30, 2006, compared to 8.61% at December 31, 2005 and 8.76% at September 30, 2005.

Short-term borrowings increased $147,000 from December 31, 2005, and $12.8 million from September 30, 2005. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $2.2 million from year-end 2005 and $2.9 million from the third quarter of 2005. The Company uses these borrowings primarily to match-fund, long-term fixed rate loans.

Stockholders’ equity increased $32.8 million from year-end 2005 and $40.9 million from the third quarter of 2005, due to accumulated earnings offset by dividends. Average stockholders’ equity to average earning assets for the third quarter of 2006 was 9.54%, compared to 9.33% for the third quarter of 2005. The Company’s leverage ratio and total risk-based capital ratio were 10.30% and 14.41%, respectively, at September 30, 2006, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Per Common Share Data
Net income – basic	$0.81	$0.59	$2.28	$2.01
Net income – diluted	0.79	0.58	2.23	1.96
Cash dividends	0.18	0.16	0.50	0.44
Performance Data
Return on average assets	1.50%	1.19%	1.43%	1.36%
Return on average stockholders’ equity	15.44	12.46	15.00	14.61
Cash dividend payout ratio	22.22	27.14	21.93	21.97
Net interest spread	3.76	4.14	3.86	4.18
Net interest margin	4.77	4.79	4.78	4.76
Efficiency ratio	60.90	69.40	61.65	63.94
Net charge-offs to average total loans	0.01	0.21	0.05	0.11

	September 30,		December 31, 2005
	2006	2005
Balance Sheet Data
Book value per share	$21.29	$18.83	19.34
Tangible book value per share	18.75	16.55	16.87
Average loans to deposits (year-to-date)	79.59%	81.92%	82.43%
Average earning assets to total assets (year-to-date)	90.03	90.27	90.19
Average stockholders’ equity to average assets (year-to-date)	9.54	9.33	9.37
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.45%	0.45%	0.40%
Nonperforming and restructured assets to total assets	0.38	0.42	0.36
Allowance for loan losses to total loans	1.24	1.19	1.19
Allowance for loan losses to nonperforming and restructured loans	276.91	264.01	293.36

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,327,339	$46,567	7.94%	$2,237,372	$38,487	6.82%
Securities - taxable	390,196	4,311	4.38	466,021	4,736	4.03
Securities - tax exempt	38,936	589	6.00	33,167	512	6.13
Federal funds sold	294,195	3,777	5.09	20,525	163	3.15

Total earning assets	3,050,666	55,244	7.18	2,757,085	43,898	6.32

Nonearning assets:
Cash and due from banks	157,572			149,8633
Interest receivable and other assets	196,614			182,676
Allowance for loan losses	(28,644)			(27,107)

Total nonearning assets	325,542			305,432

Total assets	$3,376,208			$3,062,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$417,193	$896	0.85%	$374,081	655	0.69%
Savings deposits	896,269	8,245	3.65	773,086	3,814	1.96
Time deposits	747,694	7,831	4.16	675,199	4,528	2.66
Short-term borrowings	30,832	407	5.24	46,773	397	3.37
Long-term borrowings	2,281	35	6.09	5,422	81	5.93
Junior subordinated debentures	51,804	1,103	8.45	51,804	1,103	8.45

Total interest-bearing liabilities	2,146,073	18,517	3.42	1,926,365	10,578	2.18

Interest-free funds:
Noninterest-bearing deposits	874,766			818,507
Interest payable and other liabilities	27,993			24,259
Stockholders’ equity	327,376			293,386

Total interest free funds	1,230,135			1,136,152

Total liabilities and stockholders’ equity	$3,376,208			$3,062,517

Net interest income		$36,727			$33,320

Net interest spread			3.76%			4.14%

Net interest margin			4.77%			4.79%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,317,309	$133,149	7.68%	$2,181,293	$108,007	6.62%
Securities - taxable	394,892	13,143	4.45	493,535	15,512	4.20
Securities - tax exempt	39,339	1,785	6.07	32,508	1,515	6.23
Federal funds sold	262,692	9,454	4.81	62,809	1,266	2.69

Total earning assets	3,014,232	157,531	6.99	2,770,145	126,300	6.10

Nonearning assets:
Cash and due from banks	166,689			147,396
Interest receivable and other assets	195,277			177,559
Allowance for loan losses	(28,028)			(26,526)

Total nonearning assets	333,938			298,429

Total assets	$3,348,170			$3,068,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$431,366	$2,536	0.79%	$364,055	$1,780	0.65%
Savings deposits	870,010	21,573	3.32	798,009	9,424	1.58
Time deposits	735,258	20,958	3.81	679,580	12,130	2.39
Short-term borrowings	36,632	1,296	4.73	37,800	820	2.90
Long-term borrowings	2,950	134	6.07	6,274	277	5.91
Junior subordinated debentures	51,804	3,309	8.54	51,804	3,309	8.54

Total interest-bearing liabilities	2,128,020	49,806	3.13	1,937,522	27,740	1.91

Interest-free funds:
Noninterest-bearing deposits	875,008			820,934
Interest payable and other liabilities	25,695			23,768
Stockholders’ equity	319,447			286,350

Total interest free funds	1,220,150			1,131,052

Total liabilities and stockholders’ equity	$3,348,170			$3,068,574

Net interest income		$107,725			$98,560

Net interest spread			3.86%			4.18%

Net interest margin			4.78%			4.76%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

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

PART II – OTHER INFORMATION

Item 6. Exhibits.

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.4	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificates for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.8	First Amendment to Amended and Restated Trust Agreement (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 24, 2004 and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.7).

4.10	Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

Exhibit Number	Exhibit
4.11	Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.12	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s Current Report on Form 8-K dated February 25, 1999 and incorporated herein by reference).

10.1*	Eighth Amended and Restated BancFirst Corporation Stock Option Plan.

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

10.7	Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: November 8, 2006	/s/ Joe T. Shockley, Jr.
(Signature)
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer