Form 10-K
period 2006-12-31
BANCFIRST CORP /OK/
filed 2007-03-15
CIK 760498

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2006 was approximately $339,715,000.

As of February 28, 2007, there were 15,771,460 shares of Common Stock outstanding (post stock split adjustment).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the May 24, 2007 Annual Meeting of Stockholders of registrant (the “2007 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

FORM 10-K

CROSS-REFERENCE INDEX

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is an Oklahoma business corporation and a financial holding company under Federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust II, a Delaware Business Trust, 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities, and 100% of Wilcox & Jones, Inc., an Oklahoma business corporation operating as an independent insurance agency.

The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. BancFirst currently has 86 banking locations serving 44 communities throughout Oklahoma.

The Company’s strategy focuses on providing a full range of commercial banking services to retail customers and small to medium-sized businesses in both the non-metropolitan trade centers of Oklahoma and the metropolitan markets of Oklahoma City, Tulsa, Lawton, Muskogee, Norman and Shawnee. The Company operates as a “super community bank”, managing its community banking offices on a decentralized basis, which permits them to be responsive to local customer needs. Underwriting, funding, customer service and pricing decisions are made by Presidents in each market within the Company’s strategic parameters. At the same time, the Company generally has a larger lending capacity, broader product line and greater operational scale than its principal competitors in the non-metropolitan market areas (which typically are independently-owned community banks). In the metropolitan markets served by the Company, the Company’s strategy is to focus on the needs of local businesses that are not served adequately by larger institutions.

The Bank maintains a strong community orientation by, among other things, selecting members of the communities in which the Bank’s branches operate to local consulting boards that assist in marketing and providing feedback on the Bank’s products and services to meet customer needs. As a result of the development of broad banking relationships with its customers and community branch network, the Bank’s lending and investing activities are funded almost entirely by core deposits.

The Bank centralizes virtually all of its processing, support and investment functions in order to achieve consistency and operational efficiencies. The Bank maintains centralized control functions such as operations support, bookkeeping, accounting, loan review, compliance and internal auditing to ensure effective risk management. The Bank also provides centrally certain specialized financial services that require unique expertise.

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

Trust services offered through the Bank’s Trust and Investment Management Division (the “Trust Division”) consist primarily of investment management and administration of trusts for individuals, corporations and employee benefit plans. Investment options include pooled equity and fixed income funds managed by the Trust Division and advised by nationally recognized investment management firms. In addition, the Trust Division serves as bond trustee and paying agent for various Oklahoma municipalities and governmental entities.

BancFirst has the following principal subsidiaries: Council Oak Investment Corporation, a small business investment corporation, Council Oak Real Estate, Inc., a real estate investment company, Citibanc Insurance Agency, Inc., a credit life insurance agency, which in turn owns BancFirst Agency, Inc., an insurance agency; Lenders Collection Corporation, which is engaged in collection of troubled loans assigned to it by BancFirst, and BancFirst Community Development Corporation, a certified community development entity. All of these companies are Oklahoma corporations.

The Company had approximately 1,400 full-time equivalent employees as of December 31, 2006 and 2005. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

Market Areas and Competition

The banking environment in Oklahoma is very competitive. The geographic dispersion of the Company’s banking locations presents several different levels and types of competition. In general, however, each location competes with other banking institutions, savings and loan associations, brokerage firms, personal loan finance companies and credit unions within their respective market areas. The communities in which the Bank maintains offices are generally local trade centers throughout Oklahoma. The major areas of competition include interest rates charged on loans, underwriting terms and conditions, interest rates paid on deposits, fees on non-credit services, levels of service charges on deposits, completeness of product line and quality of service.

Management believes the Company is in an advantageous competitive position operating as a “super community bank.” Under this strategy, the Company provides a broad line of financial products and services to small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and neither offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s market share of deposits for Oklahoma was 5.61% as of June 30, 2006 and 5.51% as of June 30, 2005.

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

The primary goals of the bank regulatory framework are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This regulatory framework is intended primarily for the protection of a financial institution’s depositors, rather than the institution’s shareholders and creditors. The following discussion describes certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their subsidiaries and provides certain specific information relevant to the Company, which is both a bank holding company and a financial holding company. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed. Further, such statutes, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company, including changes in interpretation or implementation thereof, could have a material effect on the Company’s business.

General

As a financial holding company and a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”), as amended by the 1999 financial modernization legislation known as the Gramm-Leach-Bliley Act (the “GLB Act”), as well as other federal and state laws governing the banking business. The GLB Act preserves the role of the Federal Reserve Board as the umbrella supervisor for both financial holding companies and bank holding companies while at the same time incorporating a system of functional regulation designed to take advantage of the strengths of the various federal and state regulators. In particular, the GLB Act replaces with more limited exemptions the broad exemption from Securities and Exchange Commission (“SEC”) regulation that banks previously enjoyed, and it reaffirms that states are the regulators for the insurance activities of all persons who conduct such activities, including banks.

The Company’s banking subsidiary is subject to regulation and supervision by various regulatory authorities, including the Oklahoma State Banking Department and the FDIC. The Company and its subsidiaries and affiliates are also subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Company and its ability to make distributions to shareholders.

Additionally, the Company’s common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act and, as a company whose shares are traded on the Nasdaq Global Select Market System, the rules of the Nasdaq Stock Market.

Bank Holding Company Activities

“Financial in Nature” Requirement

As a bank holding company that has elected to become a financial holding company pursuant to the Bank Holding Company Act, the Company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and other activities that the Federal Reserve Board, in consultation with the Secretary of the U.S. Treasury, determines from time to time to be financial in nature or incidental to such financial activity or is complementary to a financial activity and does not pose a safety and soundness risk.

Federal Reserve Board approval is not required for the Company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Prior Federal Reserve Board approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company, bank or savings association.

Because the Company is a financial holding company, if its subsidiary bank receives a rating under the Community Reinvestment Act of 1977, as amended (CRA), of less than satisfactory, the Company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that the Company could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the Bank Holding Company Act. In addition, if the Federal Reserve Board finds that the Company’s subsidiary bank is not well capitalized or well managed, the Company would be required to enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, the Company would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the Bank Holding Company Act without prior Federal Reserve Board approval. If the Company fails to correct any such condition within a prescribed period, the Federal Reserve Board could order the Company to divest of its banking subsidiary or, in the alternative, to cease engaging in activities other than those closely related to banking under the Bank Holding Company Act. Although the Company is a financial holding company, it continues to maintain its status as a bank holding company for purposes of other Federal Reserve Board regulations.

Interstate Banking

Under the Riegle-Neal Interstate Banking and Branching Act (the “Riegle-Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state (or such lesser or greater amount set by the state).

The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish new branches in other states where authorized under the laws of those states.

Regulatory Approval

In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, and future prospects including current and projected capital ratios and levels, the competence, experience, and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA, and the effectiveness of the acquiring institution in combating money laundering activities.

Dividend Restrictions

Various federal and state statutory provisions and regulations limit the amount of dividends the Company’s subsidiary bank and certain other subsidiaries may pay without regulatory approval. The payment of dividends by any subsidiary bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has formal and informal policies which provide that insured banks should generally pay dividends only out of current operating earnings.

Holding Company Structure

Transfer of Funds from Subsidiary Bank

The Bank is subject to restrictions under federal law that limit the transfer of funds or other items of value from the Bank to the Company and its nonbank subsidiaries (including affiliates) in so-called “covered transactions.” In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its nonbank affiliates are also generally required to be on arm’s length terms.

Source of Strength

The Federal Reserve Board has a policy that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide the support.

The FDIC may order the assessment of the Company if the capital of the Bank were to become impaired. If the Company failed to pay the assessment within three months, the FDIC could order the sale of the Company’s stock in the Bank to cover the deficiency.

Capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In addition, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Depositor Preference

The Federal Deposit Insurance Act (the “FDI Act”) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors with respect to any extensions of credit they have made to such insured depository institution.

Capital Requirements

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

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have (i) a Tier 1 risk-based capital ratio of 6% or greater, (ii) a total risk-based capital ratio of 10% or greater, and (iii) a leverage ratio of 5% or greater. An “adequately capitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of 4% or greater, (ii) a total risk-based capital ratio of 8% or greater, and (iii) a leverage ratio of 4% or greater, and an “undercapitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of less than 4%, (ii) a total risk-based capital ratio of less than 8%, and (iii) a leverage ratio of less than 4%. A bank is considered “significantly undercapitalized” if the bank has (i) a Tier 1 risk-based capital ratio of less than 3%, (ii) a total risk-based capital ratio of less than 6%, and (iii) a leverage ratio of less than 3%, and “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The applicable federal regulatory agency for a bank that is “well capitalized” may reclassify it as an “adequately capitalized” or “undercapitalized” institution and subject it to the supervisory actions applicable to the next lower capital category, if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. Under federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution. As of December 31, 2006, the Bank had a Tier 1 ratio of 11.68%, a combined Tier 1 and Tier 2 ratio of 12.80%, and a leverage ratio of 9.08% and, accordingly, was considered to be “well capitalized” as of such date.

In addition, the Federal Reserve Board has established minimum risk based capital guidelines and leverage ratio guidelines for bank holding companies that are substantially similar to those adopted by bank regulatory agencies with respect to depository institutions. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. As of December 31, 2006, the Company had a Tier 1 ratio of 13.72%, a combined Tier 1 and Tier 2 ratio of 14.83%, and a leverage ratio of 10.64% and, accordingly, was in compliance with all of the Federal Reserve Board’s capital guidelines.

From time to time, the Federal Reserve Board and the Federal Financial Institutions Examination Council propose changes and amendments to, and issue interpretations of, risk-based capital guidelines and related reporting instructions. Such proposals or interpretations could, if implemented in the future, affect the Company’s reported capital ratios and net risk-adjusted assets.

As an additional means to identify problems in the financial management of depository institutions, the FDI Act requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

The FDIC Act requires federal bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

Deposit Insurance Assessments

BancFirst is insured by the FDIC and is required to pay certain fees and premiums to the Bank Insurance Fund (“BIF”). These deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums on deposits based upon their level of capital and supervisory evaluation, with well-capitalized banks with the highest supervisory rating paying lower or no premiums and the critically undercapitalized banks paying up to 0.27% of deposits. BancFirst is currently not assessed a deposit premium as it is considered well-capitalized.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.28 cents per $100 of BIF-assessable deposits in 2006. The FDIC established the FICO assessment rate effective for the first quarter of 2007 at 1.22 cents annually per $100 of assessable deposits.

Fiscal and Monetary Policies

The Company’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on the Company’s business, results of operations and financial condition.

Privacy Provisions of the GLB Act

Federal banking regulators, as required under the GLB Act, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for the Company’s external financial statements on its chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and required its auditors to issue a report on the Company’s internal control over financial reporting. The Nasdaq has imposed a number of new corporate governance requirements as well.

Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”) is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The Patriot Act substantially broadened the scope of the U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply various requirements of the Patriot Act to financial institutions such as the Bank. Those regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing, and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition.

Office of Foreign Asset Control

The Company and BancFirst, like all United States companies and individuals, are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The Office of Foreign Asset Control has issued guidance directed at financial institutions in which it asserts that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

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

National banks are authorized by the GLB Act to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank’s capital outstanding investments in financial subsidiaries). The GLB Act provides that state nonmember banks, such as BancFirst, may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law), subject to the same conditions that apply to national bank investments in financial subsidiaries.

As a state nonmember bank, BancFirst is subject to primary supervision, periodic examination and regulation by the State Banking Board and the FDIC, and Oklahoma law provides that BancFirst must maintain reserves against deposits as required by the FDI Act. The Oklahoma State Bank Commissioner is authorized by statute to accept an FDIC examination in lieu of a state examination. In practice, the FDIC and the Oklahoma State Banking Department alternate examinations of BancFirst. If, as a result of an examination of a bank, the Oklahoma Banking Department determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the management of the bank is violating or has violated any law or regulation, various remedies, including the remedy of injunction, are available to the Oklahoma Banking Department. Oklahoma law permits the acquisition of an unlimited number of wholly-owned bank subsidiaries so long as aggregate deposits at the time of acquisition in a multi-bank holding company do not exceed 20% of the total amount of deposits of insured depository institutions located in Oklahoma.

In addition to the provisions of the GLB Act that authorize a state nonmember banks to invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) on the same conditions that apply to national banks, FDICIA provides that FDIC-insured state banks such as BancFirst may engage directly or through a subsidiary in certain activities that are not permissible for a national bank, if the activity is authorized by applicable state law, the FDIC determines that the activity does not pose a significant risk to the BIF, and the bank is in compliance with its applicable capital standards.

Future Legislation

Various legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, this legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on the Company’s business, results of operations or financial condition.

Available Information

The Company is subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, and in accordance therewith, files periodic reports, proxy statements, and other information with the SEC. This Annual Report on Form 10-K and exhibits along with such future periodic reports, proxy statements, and other information may be inspected and copied at the public reference facilities maintained by the SEC at its principal offices at 100 F. Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference facilities by contacting the SEC at 1-800-SEC-0330. Copies of such materials may also be obtained at prescribed rates by writing to the SEC. The SEC maintains a website (http://www.sec.gov) that contains registration statements, reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.

The Company maintains a website at www.bancfirst.com. The Company provides links on its website to the SEC’s website where the Company’s filings with the SEC can be obtained. You may also request a copy of these filings, at no cost, by writing or telephoning us at the following address:

BancFirst Corporation

101 N. Broadway

Oklahoma City, Oklahoma 73102

ATTENTION: Randy Foraker,

Executive Vice President

(405) 270-1086

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

Our directors and executive officers, as a group, beneficially owned approximately 53% of the Company’s outstanding common stock as of February 28, 2007. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause the Company to take actions with which our other shareholders do not agree.

Adverse changes in economic conditions, especially in the State of Oklahoma, could have a material adverse effect on our business, growth, and profitability.

Our bank subsidiary operates exclusively within the State of Oklahoma, and as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in such state. Our continued success is largely dependent upon the continued growth or stability of the communities we serve. A decline in the economies of these communities could negatively impact our net income and profitability. Additionally, declines in the economies of these communities and of the State of Oklahoma in general could affect our ability to generate new loans or to receive repayments of existing loans, and our ability to attract new deposits, adversely affecting our financial condition.

Competition with other financial institutions could adversely affect our profitability.

We face vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. Certain of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and other banking services that we don’t offer. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market. This competition may reduce or limit our margins on banking and trust services, reduce our market share and adversely affect our results of operations and financial condition. If Regulation Q is repealed and financial institutions are allowed to pay interest on commercial demand deposits, competitive pressures would cause the Company’s subsidiary bank to pay interest on demand deposits. Since the Company has a higher than average level of commercial demand deposits, paying interest on commercial demand deposits would have a negative impact on the Company’s net interest margin.

The Company’s concentration of real estate loans is subject to the local real estate market in which it operates.

Loans secured by real estate have been a large portion of the Company’s loan portfolio. In 2006, this percentage was 62.17%. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and close monitoring of the valuation of individual properties collateralizing the loan.

We rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.

Our success to-date has been strongly influenced by our ability to attract and to retain senior management experienced in banking and financial services. Our ability to retain executive officers and the current management teams of each of our lines of business will continue to be important to successful implementation of our strategies. We do not have employment or non-compete agreements with these key employees. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

There can be no assurance that the integration of our acquisitions will be successful or will not result in unforeseen difficulties that may absorb significant management attention.

Our completed acquisitions, or any future acquisition, may not produce the revenue, cost savings, earnings or synergies that we anticipated. The process of integrating acquired companies into our business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal controls. These Sarbanes-Oxley requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and have an adverse effect on our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our historic growth and our planned expansion through acquisitions present challenges to maintaining the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls we could be subject to regulatory scrutiny and sanctions, our ability to recognize revenue could be impaired and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will continue to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal controls are effective in future periods.

Maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services.

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

As a lender, we face the risk that a significant number of our borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability, and financial condition. We have established an evaluation process designed to recognize loan losses as they occur. While this evaluation process uses historical and other objective information, the classification of loans and the estimation of loan losses are dependent to a great extent on our experience and judgment. We cannot assure you that our future loan losses will not have material adverse effect on our business, profitability or financial condition.

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

Item 1b. Unresolved Staff Comments

None.

Item 2. Properties.

The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank and 86 branches. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties.

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

Item 4. Submission of Matters to Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is listed on the Nasdaq Global Select Market System (“NASDAQ/GS”) and is traded under the symbol “BANF”. The following table sets forth, for the periods indicated, (i) the high and low sales prices of the Company’s Common Stock (after giving retroactive effect to the registrant’s two-for-one stock split effective March 1, 2006) as reported in the NASDAQ/GS consolidated transaction reporting system and (ii) the quarterly dividends per share declared on the Common Stock.

	Price Range
	High	Low	Cash Dividends Declared
2006
First Quarter	$44.000	$39.755	$0.16
Second Quarter	$46.420	$42.080	$0.16
Third Quarter	$48.450	$41.890	$0.18
Fourth Quarter	$55.180	$46.100	$0.18

2005
First Quarter	$40.125	$33.210	$0.14
Second Quarter	$43.915	$31.455	$0.14
Third Quarter	$45.350	$40.980	$0.16
Fourth Quarter	$42.830	$39.170	$0.16

As of February 28, 2007 there were approximately 400 holders of record of the Common Stock.

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

Item 6. Selected Financial Data.

Incorporated by reference from “Selected Consolidated Financial Data” contained on page A-5 of the attached Appendix.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from “Financial Review” contained on pages A-2 through A-20 of the attached Appendix.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from “Financial Review—Market Risk” contained on page A-18 of the attached Appendix.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-25 through A-59 of the attached Appendix, and include the following:

a.	Reports of Independent Registered Public Accounting Firms

b.	Consolidated Balance Sheets

c.	Consolidated Statements of Income and Comprehensive Income

d.	Consolidated Statements of Stockholders’ Equity

e.	Consolidated Statements of Cash Flow

f.	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 26, 2005, the Company’s audit committee elected to dismiss Ernst & Young LLP as its independent registered public accounting firm effective May 31, 2005. In connection with its audit for the 2004 fiscal year and through May 31, 2005, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their reports on the financial statements for such years.

Effective on June 7, 2005, the Company engaged Grant Thornton LLP as its new independent registered public accounting firm. Prior to its appointment as independent registered public accounting firm, Grant Thornton LLP had not been consulted by the Company on any of the matters referenced in Regulation S-K Item 304 (a) (2).

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

Management’s annual report on internal control over financial reporting is incorporated by reference from page A-24 of the attached Appendix. The independent registered public accounting firm’s attestation report on management’s assessment of the Company’s internal control over financial reporting is incorporated by reference from page A-25 of the attached Appendix.

Item 9B. Other Information

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 401 of Regulation S-K will be contained in the 2007 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2007 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2007 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2007 Proxy Statement under the caption “Compensation of Directors and Executive Officers” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K will be contained in the 2007 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and is hereby incorporated by reference. The information required by Item 403 of Regulation S-K will be contained in the 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K will be contained in the 2007 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2007 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2005

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2006

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2006

Consolidated Statements of Cash Flow for the three years ended December 31, 2006

Notes to Consolidated Financial Statements

The above financial statements are incorporated by reference from pages A-25 through A-59 of the attached Appendix.

(2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

Exhibit Number	Exhibit

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.10	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Eighth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

Exhibit Number	Exhibit

10.6	BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

10.7	BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of Ernst & Young LLP.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2007	BANCFIRST CORPORATION
(Registrant)

/s/ David E. Rainbolt
David E. Rainbolt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2007.

/s/ H. E. Rainbolt	/s/ David E. Rainbolt
H. E. Rainbolt	David E. Rainbolt
Chairman of the Board (Principal Executive Officer)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Dennis L. Brand	/s/ C. L. Craig Jr.
Dennis L. Brand	C. L. Craig, Jr.
Chief Executive Officer BancFirst and Director	Director
(Principal Executive Officer)

/s/ James R. Daniel
William H. Crawford	James R. Daniel
Director	Vice Chairman of the Board
(Principal Executive Officer)

/s/ K. Gordon Greer	/s/ Robert A. Gregory
K. Gordon Greer	Robert A. Gregory
Vice Chairman of the Board	Vice Chairman of the Board
(Principal Executive Officer)	(Principal Executive Officer)

Dr. Donald B. Halverstadt	John C. Hugon
Director	Director

/s/ William O. Johnstone
William O. Johnstone	David R. Lopez
Vice Chairman of the Board	Director
(Principal Executive Officer)

/s/ J. Ralph McCalmont	/s/ Tom H. McCasland, III
J. Ralph McCalmont	Tom H. McCasland, III
Director	Director

Melvin Moran	Ronald J. Norick
Director	Director

/s/ David Ragland
Paul B. Odom, Jr.	David Ragland
Director	Director

/s/ G. Rainey Williams, Jr.	/s/ Joe T. Shockley, Jr.
G. Rainey Williams, Jr.	Joe T. Shockley, Jr.
Director	Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

/s/ Randy Foraker
Randy Foraker
Executive Vice President,
Chief Risk Officer and Treasurer
(Principal Accounting Officer)

APPENDIX A

BancFirst Corporation

FINANCIAL REVIEW

The following discussion is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 2006 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Selected Consolidated Financial Data included herein. All share and per share amounts included in the following consolidated financial data have been retroactively adjusted to reflect our two-for-one stock split effective March 1, 2006.

SUMMARY

BancFirst Corporation’s net income for 2006 was $49.4 million, or $3.07 per diluted share, compared to $42.8 million, or $2.68 per diluted share for 2005. The 2006 results included a pre tax gain on the sale of the Company’s 75% owned subsidiary, Century Life Assurance (“CLA”) of approximately $640,000 and a $630,000 gain on the sale of certain assets. The 2005 results included after tax losses totaling $1.95 million on a $3.25 million cash shortfall at one of our branches recorded during 2005. In 2006, net interest income of $143.7 million increased $12.2 million, or 9.3%, over 2005. This increase in net interest income resulted from an increase in earning assets which produced a positive volume variance, while increasing rates produced a positive rate variance. Provisions for loan losses in 2006 decreased to $1.8 million from $4.6 million for 2005. Noninterest income increased to $58.4 million from $54.3 million, while noninterest expense increased to $125 million from $117 million. The increase in noninterest income was due to the sale of CLA and certain assets, an increase in cash management and electronic banking services and sales of insurance products. Noninterest expense in 2006 included the results of operations of Park State Bank beginning upon acquisition in the fourth quarter of 2005 and for the twelve months ended December 31, 2006. The results of operations of First Bartlesville Bank are also included as of its acquisition in August of 2006 through December 31, 2006.

Total assets increased to $3.42 billion from $3.22 billion at the end of 2005. Total loans at December 31, 2006 were $2.33 billion versus $2.32 billion for 2005. Total deposits increased to $2.97 billion from $2.80 billion for 2005. The Company’s average loans-to-deposits was 79.19% for 2006, compared to 82.43% for 2005. Stockholders’ equity increased to $348 million from $302 million at the end of 2005. Average stockholders’ equity to average assets increased to 9.68% at year-end 2006 from 9.37% at year-end 2005.

Asset quality remained strong in 2006 with a ratio of nonperforming and restructured assets to total assets of 0.40% at year-end 2006 as compared to 0.36% at year-end 2005. The allowance for loan losses equaled 231.41% of nonperforming and restructured loans at December 31, 2006, versus 293.36% at the end of 2005. Net charge-offs for 2006 were only 0.09% of average loans, compared to 0.14% for 2005.

The Company did not repurchase shares of its common stock under its ongoing Stock Repurchase Program (the “SRP”) during 2006. In 2005, 130,200 shares were repurchased for $4.58 million or an average of $35.18 per share. At December 31, 2006, there were 286,052 shares remaining that could be repurchased under the SRP.

In January 2004, the Company established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act listed on the Nasdaq Global Select Market System (“NASDAQ/GS”) and is traded under the symbol “BANFP”. The Company owns all of the common securities of BFC II. In February 2004, BFC II issued $25.0 million of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1.0 million in Trust Preferred Securities through the execution of an over-allotment option. The proceeds from the sale of the Trust Preferred Securities and the common securities of BFC II were invested in $26.8 million of 7.20% Junior Subordinated Debentures of BancFirst Corporation. Interest payments on the 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. The stated maturity date of the 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to redemption pursuant to optional prepayment terms.

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

In December 2005, BancFirst Corporation completed the acquisition of Park State Bank (“Park State”), Nicoma Park, Oklahoma for cash of approximately $11 million. Park State had total assets of approximately $44 million. As a result of the acquisition, Park State became a wholly-owned subsidiary of BancFirst Corporation and was merged into BancFirst in February 2006. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2006 or 2005.

In March 2006, the Company’s principal subsidiary, BancFirst, organized Council Oak Real Estate, Inc. and funded the entity with $4.5 million of equity. The entity was created to make equity investments in real estate.

On June 30, 2006, the Company entered into an agreement to sell its 50% ownership in PremierSource, LLC (“PremierSource”). The Company opted to sell this interest to consolidate its insurance sales platform into a single wholly owned subsidiary. The Company did not have a controlling interest in PremierSource and accounted for the subsidiary on the equity method of accounting. The sale of PremierSource was completed during August 2006 and the Company had an investment in PremierSource of approximately $274,000 at the time of sale. The sale of PremierSource, including future revenue sharing payments, and the loss of future earnings from operating PremierSource did not have a significant impact on the results of the Company’s operations for 2006 and is not expected to have a significant impact on the results of the Company’s operations for 2007.

In August 2006, the Company completed the acquisition of First Bartlesville Bank (“First Bartlesville”), Bartlesville, Oklahoma for cash of approximately $5.6 million. First Bartlesville had total assets of approximately $46.6 million. As a result of the acquisition, First Bartlesville became a wholly-owned subsidiary of BancFirst Corporation and was merged into BancFirst in December 2006. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2006.

On September 6, 2006, the Company determined and entered into an agreement to sell the stock of its 75% ownership in Century Life Assurance Company (“Century Life”) to American Underwriters Life Insurance Company. The Company decided to sell this subsidiary as the product line was not strategic for the Company. The effective date of the sale was October 1, 2006 and was consummated in the fourth quarter of 2006. The Company reported approximately $945,000 of income and $111,000 of after-tax net income for the 3rd quarter of 2006 and a pre-tax gain approximating $640,000 during the 4th quarter of 2006. The resulting gain on the sale and the loss of future earnings from operating Century Life did not have a significant impact on the results of the Company’s operations for 2006 and is not expected to have a significant impact on the results of the Company’s operations for 2007. The impact of the operations of Century Life on the Company’s consolidated income statement for the three years ended December 31, 2006 are as follows:

	December 31,
	2006	2005	2004
	(Dollars in thousands)
INTEREST INCOME
Securities—taxable	$258	$490	$510

Total interest income	258	490	510

Net Interest Income	258	490	510

NONINTEREST INCOME
Securities transactions	179	196	—
Insurance commissions and premiums	1,762	2,040	2,000
Other	875	976	1,016

Total noninterest income	2,816	3,212	3,016

NONINTEREST EXPENSE
Salaries and employee benefits	220	233	239
Occupancy, net	10	17	13
Depreciation	2	4	9
Minority Interest	75	157	97
Other	2,484	2,721	2,787

Total noninterest expense	2,791	3,132	3,145

Income before taxes	283	570	381
Income tax expense	57	102	92

Net Income	226	468	289

Other comprehensive income, net of tax
Unrealized gain (loss) on securities	14	(190)	(55)

Comprehensive income	$240	$278	$234

In November 2006, the Company made the determination to exercise the optional prepayment terms of the 9.65% Junior Subordinated Debentures. The securities were redeemed on January 15, 2007 for a redemption price equal to 104.825% of the aggregate $25,000,000 liquidation amount of the debentures plus all accrued and unpaid interest to the redemption date. As a result of these transactions, the Company incurred a one-time charge of approximately $1.2 million after taxes at the time of the redemption. The one-time charge reflects the premium paid and the acceleration of the unamortized issuance costs. The one-time charge will be included in the Company’s first quarter 2007 results.

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	At and for the Year Ended December 31,
	2006	2005	2004	2003	2002
Income Statement Data
Net interest income	$143,688	$131,451	$117,246	$109,117	$109,330
Provision for loan losses	1,790	4,607	2,699	3,722	5,276
Noninterest income	58,424	54,284	51,855	48,820	45,212
Noninterest expense	124,557	117,164	108,744	105,382	98,380
Net income	49,352	42,836	37,176	31,882	33,562
Balance Sheet Data
Total assets	$3,418,574	$3,223,030	$3,046,977	$2,921,369	$2,796,862
Securities	432,910	456,222	560,234	564,735	565,225
Total loans (net of unearned interest)	2,325,548	2,317,426	2,093,515	1,947,223	1,814,862
Allowance for loan losses	27,700	27,517	25,746	26,148	24,367
Deposits	2,974,305	2,804,519	2,657,434	2,585,960	2,428,648
Long-term borrowings	1,339	4,118	7,815	11,063	34,087
Junior subordinated debentures	51,804	51,804	51,804	25,000	25,000
Stockholders’ equity	348,355	302,349	277,497	255,372	251,508
Per Common Share Data
Net income—basic	$3.14	$2.74	$2.38	$2.04	$2.06
Net income—diluted	3.07	2.68	2.33	2.00	2.03
Cash dividends	0.68	0.60	0.53	0.47	0.40
Book value	22.10	19.34	17.70	16.32	15.46
Tangible book value	19.57	16.87	15.39	14.26	14.13
Selected Financial Ratios
Performance ratios:
Return on average assets	1.46%	1.39%	1.22%	1.12%	1.22%
Return on average stockholders’ equity	15.10	14.80	13.83	12.74	14.33
Cash dividend payout ratio	21.73	21.90	22.32	23.10	19.42
Net interest spread	3.80	4.13	3.89	3.85	3.87
Net interest margin	4.75	4.76	4.29	4.27	4.45
Efficiency ratio	61.63	63.08	64.31	66.72	63.66
Balance Sheet Ratios:
Average loans to deposits	79.19%	82.43%	74.47%	73.33%	73.89%
Average earning assets to total assets	90.20	90.19	91.02	91.24	90.82
Average stockholders’ equity to average assets	9.68	9.37	8.85	8.81	8.53
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	0.51%	0.40%	0.58%	0.85%	0.77%
Nonperforming and restructured assets to total assets	0.40	0.36	0.48	0.70	0.60
Allowance for loan losses to total loans	1.19	1.19	1.23	1.34	1.34
Allowance for loan losses to nonperforming and restructured loans	231.41	293.36	211.05	158.76	175.16
Net chargeoffs to average loans	0.09	0.14	0.16	0.18	0.31

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis (Dollars in thousands)

	December 31, 2006			December 31, 2005			December 31, 2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,321,459	$180,401	7.77%	$2,210,737	$149,032	6.74%	$1,981,918	$119,813	6.05%
Securities—taxable	394,140	17,345	4.40	479,781	19,949	4.16	530,340	21,144	3.99
Securities—tax exempt	39,121	2,359	6.03	33,033	2,044	6.19	35,688	2,239	6.27
Federal funds sold	291,129	14,404	4.95	62,853	1,860	2.96	217,602	2,872	1.32

Total earning assets	3,045,849	214,509	7.04	2,786,404	172,885	6.20	2,765,548	146,068	5.28

Nonearning assets:
Cash and due from banks	161,576			150,603			126,747
Interest receivable and other assets	197,559			179,185			171,917
Allowance for loan losses	(28,310)			(26,639)			(25,937)

Total nonearning assets	330,825			303,149			272,727

Total assets	$3,376,674			$3,089,553			$3,038,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$428,620	$3,455	0.81%	$379,084	$2,453	0.65%	$432,116	1,255	0.29%
Savings deposits	884,714	30,374	3.43	788,587	14,377	1.82	746,864	8,284	1.11
Time deposits	744,252	29,339	3.94	682,930	17,538	2.57	717,290	12,989	1.81
Short-term borrowings	37,149	1,798	4.84	36,878	1,130	3.06	27,404	332	1.21
Long-term borrowings	2,582	160	6.20	5,792	344	5.94	8,819	548	6.21
Junior subordinated debentures	51,804	4,412	8.52	51,804	4,413	8.52	47,540	4,111	8.65

Total interest-bearing liabilities	2,149,121	69,538	3.24	1,945,075	40,255	2.07	1,980,033	27,519	1.39

Interest-free funds:
Noninterest bearing deposits	874,013			831,202			765,011
Interest payable and other liabilities	26,709			23,907			24,332
Stockholders’ equity	326,831			289,369			268,899

Total interest free-funds	1,227,553			1,144,478			1,058,242

Total liabilities and stockholders’ equity	$3,376,674			$3,089,553			$3,038,275

Net interest income		$144,971			$132,630			$118,549

Net interest spread			3.80%			4.13%			3.89%

Net interest margin			4.75%			4.76%			4.29%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

RESULTS OF OPERATIONS

Net Interest Income

In 2006, net interest income, which is the Company’s principal source of operating revenue, increased $12.2 million to $144 million over 2005. The net interest margin on a taxable equivalent basis for 2006 was 4.75%, compared to 4.76% for 2005 and 4.29% for 2004. On a taxable equivalent basis, net interest income increased $12.25 million in 2006, compared to $13.62 million in 2005. Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the changes in net interest income. The Volume/Rate Analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2006 and 2005. The increase in 2006 was due to growth in earning assets, primarily loans and federal funds sold and a favorable rate environment. The increase in 2005 was due to loan growth and a favorable rate environment. Average loans grew $110.7 million, or 5.01%, in 2006 and $228.8 million, or 11.55%, in 2005. Average time deposits increased $61.3 million, or 8.98%, in 2006 but decreased $34.4 million, or 4.79%, in 2005. Average total deposits increased in both years due in part to the increase in noninterest bearing deposits.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2006			Change in 2005
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
			(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$31,369	$7,265	$24,104	$29,169	$13,571	$15,598
Investments—taxable	(2,661)	(3,959)	1,298	(1,195)	(1,922)	727
Investments—tax exempt	315	323	(8)	(219)	(181)	(38)
Federal funds sold	12,571	6,652	5,919	(1,426)	(2,185)	759

Total interest income	41,594	10,281	31,313	26,329	9,283	17,046

Interest Expense:
Transaction deposits	2,354	1,506	848	963	381	582
Savings deposits	4,334	(988)	5,322	3,163	(741)	3,904
Time deposits	22,111	5,675	16,436	7,691	(570)	8,261
Short-term borrowings	668	18	650	798	124	674
Long-term borrowings	(184)	(196)	12	(203)	(212)	9
Junior subordinated debentures	58	52	6	293	359	(66)

Total interest expense	29,341	6,067	23,274	12,705	(659)	13,364

Net interest income	$12,253	$4,214	$8,039	$13,624	$9,942	$3,682

(1)	Changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Interest rate sensitivity analysis measures the sensitivity of the Company’s net interest margin to changes in interest rates by analyzing the repricing relationship between its earning assets and interest-bearing liabilities. This analysis is limited by the fact that it presents a static position as of a single day and is not necessarily indicative of the Company’s position at any other point in time, and does not take into account the sensitivity of yields and rates of specific assets and liabilities to changes in market rates. The Company has continued its strategy of creating manageable negative interest sensitivity gaps in the short term. This approach takes advantage of the Company’s stable core deposit base and the relatively short maturity and repricing frequency of its loan portfolio, as well as the historical existence of a positive yield curve, which enhances the net interest margin over the long term. Although interest rate risk is increased by this position, it is somewhat mitigated by the Company’s high level of liquidity.

The Analysis of Interest Rate Sensitivity presents the Company’s earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 2006. The Company’s cumulative negative gap position in the one year interval decreased to $489 million at December 31, 2006 from $499 million at December 31, 2005, and decreased as a percentage of total earning assets to 15.77% from 17.34%. This negative gap position assumes that the Company’s core savings and transaction deposits are immediately rate sensitive. In a rising rate environment, the benefit of the Company’s noninterest-bearing funds is increased, resulting in an increase in the Company’s net interest margin over time.

ANALYSIS OF INTEREST RATE SENSITIVITY

December 31, 2006

	Interest Rate Sensitive		Noninterest Rate Sensitive
	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
EARNING ASSETS
Loans	$883,743	$322,348	$954,957	$164,500	$2,325,548
Securities	31,021	64,471	275,721	61,697	432,910
Federal funds sold and interest-bearing deposits	341,470	—	—	—	341,470

Total	$1,256,234	$386,819	$1,230,678	$226,197	$3,099,928

FUNDING SOURCES
Noninterest-bearing demand deposits (1)	$—	$—	$—	$567,660	$567,660
Savings and transaction deposits	1,348,810	—	—	—	1,348,810
Time deposits of $100 or more	207,277	44,673	—	—	251,950
Time deposits under $100	415,838	90,920	—	—	506,758
Short-term borrowings	23,252	—	—	—	23,252
Long-term borrowings	468	636	235	—	1,339
Junior subordinated debentures	—	—	—	51,804	51,804
Stockholders’ equity	—	—	—	348,355	348,355

Total	$1,995,645	$136,229	$235	$967,819	$3,099,928

Interest sensitivity gap	$(739,411)	$250,590	$1,230,443	$(741,622)
Cumulative gap	$(739,411)	$(488,821)	$741,622	$—
Cumulative gap as a percentage of total earning assets	(23.85)%	(15.77)%	23.92%	—%

(1)	Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders’ equity.

Provision for Loan Losses

The provision for loan losses decreased to $1.79 million for 2006, compared to $4.61 million for 2005 and $2.70 million for 2004. These relatively low levels of provisions reflect the Company’s strong asset quality and a strong local economy. The amounts provided for the last three years primarily relate to loan growth. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Net loan charge-offs were $2.12 million for 2006, compared to $3.14 million for 2005 and

$3.10 million for 2004. These net charge-offs equated to 0.09%, 0.14% and 0.16% of average loans for 2006, 2005 and 2004, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans.”

Noninterest Income

Total noninterest income increased $4.14 million to $58.4 million in 2006, an increase of 7.63%. This compares to increases of $2.43 million, or 4.68%, in 2005, and $3.04 million, or 6.22% in 2004. The increase in noninterest income in 2006 included a gain of approximately $1.27 million resulting from the sale of Century Life and certain assets which were sold during the second half of 2006. Noninterest income was further impacted by the acquisition of Park State Bank during the fourth quarter of 2005 and the acquisition of First Bartlesville Bank during the third quarter of 2006. The increase in 2005 was impacted primarily by the acquisition of Wilcox & Jones which was completed in the fourth quarter of 2004, but was included in all of 2005. Noninterest income has become an increasingly important source of revenue. The Company’s fee income has increased each year since 1987 due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth. New products and strategies continue to be implemented which are expected to produce continued growth in noninterest income.

Trust revenues have grown due largely to an expanding customer base. Service charges on deposits have increased as a result of strategies implemented to enhance overdraft fees, and because of growth in deposits. Income from sales of loans increased in 2006 due to increased mortgage originations which are sold in the secondary market. Insurance commissions and premiums have increased with the acquisition of Wilcox & Jones in the fourth quarter of 2004. Other noninterest income, which includes safe deposit box rentals, cash management services, other service fees and gain on sale of assets increased $2.65 million in 2006, compared to an decrease of $1.57 million in 2005 and an increase of $5.59 million in 2004. The increase in 2004 was primarily due to gains on sales of assets.

The Company recognized a net gain on the sale of securities of $526,000 in 2006 compared to a net gain of $196,000 in 2005 and net losses of $236,000 in 2004. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. For securities classified as available for sale securities that were in an unrealized loss position, the Company has the ability and intent to hold these securities until they mature or fair value exceeds amortized cost. The net gain on the sale of securities in 2006 was primarily related to distributions received from investments through Council Oak Partners. The net gain in 2005 was related to the loan growth experienced during the year as investments were liquidated to provide partial funding for new loans. The net losses in 2004 were primarily from the impairment of preferred stock investments owned by the Company’s small business investment subsidiary.

Noninterest Expense

Total noninterest expense increased in 2006 by $7.39 million to $124.6 million, an increase of 6.31%. This compares to increases of $8.42 million, or 7.74%, for 2005, and $3.36 million, or 3.19% for 2004. The increase in noninterest expense in 2006 stems from the acquisition of Park State Bank in the fourth quarter of 2005 and First Bartlesville in the third quarter of 2006. The increase in noninterest expense in 2005 primarily related to a loss from a $3.25 million cash shortfall, at one of the Company’s locations, combined with the acquisition of Wilcox & Jones which was completed in the fourth quarter of 2004. The expenses related to the acquisitions were included in operations for only a portion of 2004, but were included in operations for all of 2005. Salaries and employee benefits have increased over the years due to higher salary levels and benefits costs, additional staff for new product lines and increased loan demand, and acquisitions. Occupancy and fixed assets expense, and depreciation have increased as a result of the addition of facilities from acquisitions and the opening of new branches. Other noninterest expenses decreased $1.71 million in 2006 and increased $4.85 million in 2005.

Income Taxes

Income tax expense increased to $26.4 million in 2006, compared to $21.1 million for 2005 and $20.5 million for 2004. The effective tax rates for 2006, 2005 and 2004 were 34.9%, 33.0% and 35.5%, respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate are tax-exempt income, nondeductible amortization, federal and state tax credits, and state tax expense.

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

FINANCIAL POSITION

Cash and Federal Funds Sold

Cash consists of cash and cash items on hand, noninterest-bearing deposits and other amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consists of overnight investments of excess funds with other financial institutions. The amount of cash and federal funds sold carried by the Company is a function of the availability of funds presented to other institutions for clearing, the Company’s requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and federal funds sold increased $199.5 million in 2006 and $44.2 million in 2005. The increase in Cash and federal funds sold is due primarily to deposit growth.

Securities

Total securities declined $23.3 million to $432.9 million, a decrease of 5.11%. This compares to a decrease of $104.0 million, or 18.57%, in 2005. The decrease in 2006 was primarily due to the maturities and calls on available for sale securities. Securities available for sale represented 94.0% of the total securities portfolio at year-end 2006, compared to 93.3% at year-end 2005. Securities available for sale had a net unrealized gain of $154,000 at year-end 2006, compared to a $4.57 million net unrealized loss the preceding year. These unrealized gains and losses are included in the Company’s stockholders’ equity as accumulated other comprehensive income (loss), net of income tax, in the amounts of $100,000 and $(2.97) million for 2006 and 2005, respectively.

SECURITIES

	December 31
	2006	2005	2004
	(Dollars in thousands)
Held for Investment
U.S. Treasury and other federal agencies	$3,084	$3,965	$5,296
States and political subdivisions	22,968	26,569	26,864

Total	$26,052	$30,534	$32,160

Estimated market value	$26,087	$30,781	$33,168

Available for Sale
U.S. Treasury and other federal agencies	$376,005	$392,288	$501,744
States and political subdivisions	18,327	19,903	10,715
Other securities	12,526	13,497	15,615

Total	$406,858	$425,688	$528,074

Total Securities	$432,910	$456,222	$560,234

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. As of December 31, 2006, the Company had net unrealized gains largely due to decreases in market interest rates from the yields available at the time the underlying securities were purchased and an increase in the market value of equity securities. The fair value of those securities having unrealized losses is expected to continue to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Furthermore, as of December 31, 2006, management also had the ability and intent to hold all securities classified as available for sale with an unrealized loss for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2006, management believes the impairments are temporary and no material impairment loss has been realized in the Company’s consolidated income statement.

The Maturity Distribution of Securities summarizes the maturity and weighted average taxable equivalent yields of the securities portfolio. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represents 88.53% of the total portfolio.

MATURITY DISTRIBUTION OF SECURITIES

December 31, 2006

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held for Investment
U.S. Treasury and other federal agencies	$48	8.82%	$2,268	5.81%	$689	6.67%	$79	7.61%	$3,084	6.09%
State and political subdivisions	5,464	6.05	12,864	5.88	3,325	6.29	1,315	6.44	22,968	6.02

Total	$5,512	6.08	$15,132	5.87	$4,014	6.36	$1,394	6.51	$26,052	6.02

Percentage of total	21.16%		58.08%		15.41%		5.35%		100.00%

Available for Sale
U.S. Treasury and other federal agencies	$88,633	4.19%	$264,395	4.09%	$22,829	4.87%	$148	5.73%	$376,005	4.16%
State and political subdivisions	1,905	5.24	7,679	5.38	8,428	5.75	315	5.92	18,327	5.54
Other securities	—	—	—	—	—	—	12,526	12.57	12,526	12.57

Total	$90,538	4.21	$272,074	4.13	$31,257	5.10	$12,989	12.57	$406,858	4.48

Percentage of total	22.25%		66.87%		7.69%		3.19%		100.00%

Total securities	$96,050	4.32%	$287,206	4.22%	$35,271	5.25%	$14,383	11.77%	$432,910	4.24%

Percentage of total	22.19%		66.34%		8.15%		3.32%		100.00%

Loans

The Company has historically generated loan growth from both internal originations and acquisitions. Total loans increased $8.1 million to $2.33 billion, an increase of 0.35%, in 2006, and $224 million, or 10.70%, in 2005. In 2006, loans remained relatively flat due to large loan principal payments. In the first half of 2006, rising interest rates caused some large real estate borrowers to refinance at long term fixed interest rates, while throughout the year, the strong economy provided cash flow to some commercial loan customers for early paydowns. Also, approximately $27.0 million in growth was attributable to the First Bartlesville Bank acquisition. In 2005, the acquisition of Park State Bank accounted for $12.0 million of loan growth and was complimented by internal expansion in commercial and industrial loans and real estate loans.

Composition

The Company’s loan portfolio is diversified among various types of commercial and individual borrowers. Commercial loans are comprised principally of loans to companies in light manufacturing, retail and service industries. Construction and development loans totaled $224 million, or 9.61% of total loans at the end of 2006, as compared to $216 million, or 9.32% of total loans at the end of 2005. Total real estate loans are relatively evenly divided between residential mortgages and loans secured by commercial and other types of properties. Real estate mortgage loans represented 52.6% of total loans at December 31, 2006, compared to 50.7% of total loans at December 31, 2005. Consumer loans are comprised primarily of loans to individuals for the purchase of vehicles and student loans.

Loans secured by real estate, including real estate mortgage loan, real estate one to four family mortgages, and real estate construction and development loans, have been a large portion of the Company’s loan portfolio. In 2006, this percentage was 62.2% compared to 60.0% for 2005. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and monitoring of the valuation of individual properties collateralizing the loan.

LOANS BY CATEGORY

	December 31,
	2006		2005		2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$621,675	26.73%	$651,176	28.10%	$525,306	25.10%	$536,901	27.57%	$525,592	28.96%
Real estate—construction	223,561	9.61	215,965	9.32	152,402	7.28	153,755	7.90	136,539	7.52
Real estate—one to four family	516,727	22.22	512,513	22.11	502,015	23.98	441,010	22.65	423,551	23.34
Real estate—mortgage	705,452	30.34	661,398	28.54	640,244	30.57	550,120	28.25	468,361	25.81
Consumer	258,133	11.10	276,374	11.93	273,548	13.07	265,437	13.63	260,819	14.37

Total	$2,325,548	100.00%	$2,317,426	100.00%	$2,093,515	100.00%	$1,947,223	100.00%	$1,814,862	100.00%

The Maturity and Rate Sensitivity of Loans presents maturity and repricing information for commercial, financial and other loans, and real estate loans, excluding one to four family residential loans. Over 66% of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, over half of the commercial real estate and other commercial loans had adjustable interest rates at year-end 2006. The short maturities and adjustable rates on these loans allow the Company to maintain the majority of its loan portfolio near market interest rates.

MATURITY AND RATE SENSITIVITY OF LOANS

December 31, 2006

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and other	$490,451	$106,071	$25,153	$621,675
Real estate—construction	214,404	8,990	167	223,561
Real estate—mortgage (excluding loans secured by 1 to 4 family residential properties)	326,766	326,310	52,376	705,452

Total	$1,031,621	$441,371	$77,696	$1,550,688

Loans with predetermined interest rates	$268,082	$211,358	$77,696	$557,136
Loans with adjustable interest rates	763,539	230,013	0	993,552

Total	$1,031,621	$441,371	$77,696	$1,550,688

Percentage of total	66.53%	28.46%	5.01%	100.00%

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms and is not adjusted for “rollovers.” In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Loans

Nonperforming and restructured assets increased $2.0 million to $13.6 million, an increase of 17.2% in 2006. This compares to a decrease of $2.8 million, or 23.1% in 2005. Nonperforming loans have been relatively low in recent years. Nonperforming and restructured loans as a percentage of total loans was 0.51% at year-end 2006, compared to 0.40% at year-end 2005 and 0.58% at year-end 2004.

Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Nonaccrual loans increased $2.03 million to $9.4 million, an increase of 27.6%, in 2006, compared to a decrease of $1.34 million, or 15.5%, in 2005. Total interest income which was not accrued on nonaccrual loans outstanding at year end was approximately $443,000 in 2006 and $805,000 in 2005. Only a small amount of this interest is expected to be ultimately collected.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible. The Company’s experience is that a significant portion of the principal and some of the interest is eventually recovered. However, the above normal risk associated with nonperforming loans is considered in the determination of the allowance for loan losses. At year-end 2006, the allowance for loan losses as a percentage of nonperforming and restructured loans was 231.41%, compared to 293.36% at the end of 2005 and 211.05% at the end of 2004.

At year end 2006, other real estate owned and repossessed assets decreased to $1.68 million from $2.26 million in 2005. Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair market values based upon appraisals, less estimated costs to sell. Losses arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for loan losses. Any losses on premises identified to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Losses from declines in value of the properties subsequent to classification as other real estate owned are charged to operating expense.

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands)
Past due over 90 days and still accruing	$1,884	$1,455	$3,149	$2,674	$2,515
Nonaccrual	9,371	7,344	8,688	13,381	10,899
Restructured	715	581	362	415	497

Total nonperforming and restructured loans	11,970	9,380	12,199	16,470	13,911
Other real estate owned and repossessed assets	1,675	2,262	2,513	3,939	2,819

Total nonperforming and restructured assets	$13,645	$11,642	$14,712	$20,409	$16,730

Nonperforming and restructured loans to total loans	0.51%	0.40%	0.58%	0.85%	0.77%

Nonperforming and restructured assets to total assets	0.40%	0.36%	0.48%	0.70%	0.60%

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. BancFirst had approximately $32.0 million and $28.8 million of these loans, which were not included in nonperforming and restructured assets, at December 31, 2006 and 2005, respectively. In general, these loans are adequately collateralized and have no identifiable loss potential. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk of loss inherent in the Company’s loan portfolio. The allowance and its adequacy is determined through consideration of many factors, including past loan loss experience, evaluations of known impaired loans, levels of adversely classified loans, general economic conditions and other environmental factors. The process of evaluating the adequacy of the allowance for loan losses necessarily involves the exercise of judgment and consideration of numerous subjective factors and, accordingly, there can be no assurance that the current level of the allowance will prove adequate in light of future developments and economic and environmental factors. As loan quality changes with economic and credit cycles, it would be reasonable to expect the Company’s net charge-offs and loan loss provisions to return to more historically normal levels. In 2006, the Company’s loan portfolio continued to experience good credit quality which resulted in low levels of nonperforming assets. Improved credit quality caused a decrease in the level of provisions.

The Company’s net charge-offs continue to remain relatively low. In 2006, the Company recognized $2.12 million of net charge-offs, which represented 0.09% of average loans, compared to $3.14 million, or 0.14% for 2005, and $3.10 million, or 0.16% for 2004. Similarly, the Company’s allowance for loan losses to total loans continues to remain close to historically low levels. In 2006, the Company’s allowance for loan losses represented 1.19% of total loans, compared to 1.19% for 2005 and 1.23% for 2004.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands)
Balance at beginning of period	$27,517	$25,746	$26,148	$24,367	$24,531

Charge-offs:
Commercial	(1,383)	(1,249)	(1,729)	(1,687)	(3,129)
Real estate	(778)	(1,045)	(943)	(1,037)	(1,028)
Consumer	(1,226)	(1,425)	(1,422)	(1,578)	(2,391)
Other	(94)	(125)	(85)	(191)	(4)

Total charge-offs	(3,481)	(3,844)	(4,179)	(4,493)	(6,552)

Recoveries:
Commercial	277	201	406	370	434
Real estate	686	101	196	496	118
Consumer	342	345	438	408	541
Other	59	60	38	14	19

Total recoveries	1,364	707	1,078	1,288	1,112

Net charge-offs	(2,117)	(3,137)	(3,101)	(3,205)	(5,440)
Provision charged to operations	1,790	4,607	2,699	3,722	5,276
Additions from acquisitions	510	301	—	1,264	—

Balance at end of period	$27,700	$27,517	$25,746	$26,148	$24,367

Average loans	$2,321,459	$2,210,737	$1,981,918	$1,822,895	$1,765,795

Total loans	$2,325,548	$2,317,426	$2,093,515	$1,947,223	$1,814,862

Net charge-offs to average loans	0.09%	0.14%	0.16%	0.18%	0.31%

Allowance to total loans	1.19%	1.19%	1.23%	1.34%	1.34%

Allocation of the allowance by category of loans:
Commercial, financial and other	$7,364	$7,738	$6,541	$7,654	$7,602
Real estate—construction	2,939	2,726	1,735	1,898	1,594
Real estate—mortgage	14,121	13,597	14,139	13,036	11,317
Consumer	3,276	3,456	3,331	3,560	3,139
Unallocated	—	—	—	—	715

Total	$27,700	$27,517	$25,746	$26,148	$24,367

Percentage of loans in each category to total loans:
Commercial, financial and other	26.58%	28.10%	25.10%	27.57%	28.97%
Real estate—construction	10.61	9.32	7.28	7.90	7.52
Real estate—mortgage	50.98	50.65	54.55	50.90	49.14
Consumer	11.83	11.93	13.07	13.63	14.37

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Liquidity and Funding

The Company’s principal source of liquidity and funding is its diverse deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions, and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can, to a limited extent, control its level of deposits. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. In addition to deposits, short-term borrowings, comprised primarily of federal funds purchased and repurchase agreements, provide additional funding sources, as well as long-term borrowings. The Company could also utilize the sale of loans, securities, and liquidation of other assets as sources of liquidity and funding.

Total deposits increased $170 million to $3.0 billion, an increase of 6.05%, in 2006, and $147 million, or 5.53%, in 2005. The increase in 2006 was primarily from internal growth and the acquisition of First Bartlesville Bank which accounted for approximately $42 million of the increase. The increase in 2005 was primarily from internal growth which accounted for approximately $112 million of the increase. Demand deposits as a percentage of total deposits have been increasing since 1994. The Company’s core deposits provide it with a stable, low-cost funding source. Core deposits were 91.3% and 91.8% of total deposits in 2006 and 2005, respectively. Time deposits increased in 2006 and 2005 due to rising interest rates offered on certificates of deposit.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands)
Average Balances
Demand deposits	$874,013	$831,202	$765,011	$625,972	$569,286
Interest-bearing transaction Deposits	428,620	379,084	432,116	382,885	360,955
Savings deposits	884,714	788,587	746,864	709,332	559,210
Time deposits under $100	499,293	461,761	497,773	544,899	636,150

Total core deposits	2,686,640	2,460,634	2,441,764	2,263,088	2,125,601
Time deposits of $100 or more	255,959	221,169	219,517	222,698	264,019

Total deposits	$2,942,599	$2,681,803	$2,661,281	$2,485,786	$2,389,620

	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Percentages of Total Average Deposits And Average Rates Paid
Demand deposits	29.70%		31.00%		28.75%		25.18%		23.82%
Interest-bearing transaction Deposits	14.57	0.81%	14.13	0.65%	16.24	0.29%	15.40	0.41%	15.11	0.82%
Savings deposits	30.06	3.43	29.40	1.82	28.06	1.11	28.54	1.30	23.40	1.95
Time deposits under $100	16.97	3.85	17.22	2.46	18.70	1.70	21.92	2.17	26.62	3.17

Total core deposits	91.30		91.75		91.75		91.04		88.95
Time deposits of $100 or more	8.70	4.13	8.25	2.78	8.25	2.06	8.96	2.36	11.05	3.37

Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%

Average rate paid on interest-bearing deposits		3.07%		1.68%		1.19%		1.50%		2.36%

The Company has not utilized brokered deposits. At December 31, 2006, 84.4% of its time deposits of $100,000 or more mature in one year or less.

MATURITY OF CERTIFICATES OF DEPOSIT

December 31, 2006
(In thousands)
$100,000 or More
Three months or less	$73,958
Over three months through six months	53,151
Over six months through twelve months	85,573
Over twelve months	39,269

Total	$251,951

Short-term borrowings, consisting mainly of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $23.3 million at December 31, 2006, compared to $37.2 million at December 31, 2005.

In 1995, the Bank became a member of the Federal Home Loan Bank of Topeka, Kansas (the “FHLB”) and began borrowing, on a limited basis, from the FHLB. These borrowings are principally used to match-fund longer-term, fixed-rate loans, and are collateralized by a pledge of residential first mortgages and certain securities. Long-term borrowings decreased to $1.3 million in 2006 from $4.1 million in 2005.

The Bank is highly liquid. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2007, the Bank had approximately $68.3 million of equity available for payments to BancFirst Corporation without regulatory approval. During 2006, the Bank declared four common stock dividends totaling $10.7 million and two preferred stock dividends totaling $1.9 million.

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations by payment due period as of December 31, 2006.

CONTRACTUAL OBLIGATIONS

December 31, 2006

	Payment Due by Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Indeterminate Maturity	Totals
	(Dollars in Thousands)
Long-term debt(1)	$1,143	$239	$—	$—	$—	$1,382
Junior subordinated debentures(1)	4,285	8,569	8,569	130,564	—	151,987
Operating lease payments	778	946	215	735	—	2,674
Certificates of deposit	626,987	112,990	15,255	—	—	755,232

Total	$633,193	$122,744	$24,039	$131,299	$—	$911,275

(1)	Includes principal and interest.

Capital Resources

Stockholders’ equity totaled $348 million at year-end 2006, compared to $302 million at year-end 2005 and $277 million at year-end 2004. Stockholders’ equity has continued to increase due to net earnings retained and stock option exercises offset by unrealized losses on securities. The Company’s average equity capital ratio for 2006 was 9.68%, compared to 9.37% for 2005 and 8.85% for 2004. At December 31, 2006, the Company’s leverage ratio was 10.64%, its Tier 1 capital ratio was 13.72%, and its total risk-based capital ratio was 14.83%, compared to minimum requirements of 3%, 4% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels.

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

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 555,832 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 364,530 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2006 there were 286,052 shares remaining that could be repurchased under the SRP.

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

In November 2006, the Company made the determination to exercise the optional prepayment terms of the 9.65% Junior Subordinated Debentures. The securities were redeemed on January 15, 2007 for a redemption price equal to 104.825% of the aggregate $25,000,000 liquidation amount of the debentures plus all accrued and unpaid interest to the redemption date. As a result of these transactions, the Company incurred a one-time charge of approximately $1.2 million after taxes at the time of the redemption. The one-time charge reflects the premium paid and the acceleration of the unamortized issuance costs. The one-time charge will be included in the Company’s first quarter 2007 results.

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

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2007.

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

The table below presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2006.

MARKET RISK

December 31, 2006

		Expected Maturity / Principal Repayments at December 31,
	Avg Rate	2007	2008	2009	2010	2011	Thereafter	Balance	Fair Value
		(Dollars in thousands)
Interest Sensitive Assets
Loans	7.77%	$986,764	$351,252	$247,768	$205,215	$96,819	$437,730	$2,325,548	$2,305,878
Securities	4.55	96,051	174,196	11,605	15,476	85,928	49,654	432,910	432,945
Federal funds sold and interest bearing deposits	4.95	341,470	—	—	—	—	—	341,470	341,421
Interest Sensitive Liabilities
Savings and transaction deposits	2.58	1,352,286	—	—	—	—	—	1,352,286	1,351,935
Time deposits	3.94	626,987	76,637	36,353	10,464	4,791	—	755,232	753,892
Short-term borrowings	3.06	23,252	—	—	—	—	—	23,252	23,252
Long-term borrowings	6.20	1,104	235	—	—	—	—	1,339	1,357
Junior subordinated debentures	8.52	—	—	—	—	—	51,804	51,804	54,013
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	1,003
Letters of credit		—	—	—	—	—	—	—	484

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of the core deposits. Prior to 2002, the excess of cost over the fair value of assets acquired (goodwill) was amortized on a straight-line basis over fifteen to forty years, depending upon when the goodwill originated. Beginning with 2002, goodwill is no longer amortized. Customer relationship intangibles are amortized on a straight-line basis of eighteen years. Annually in the fourth quarter intangible assets are reviewed for reassessment of useful lives and goodwill is evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the income statement.

The evaluation of core deposit intangibles for possible impairment involves reassessing the useful lives and the recoverability of the intangible assets. The evaluation of the useful lives is performed by reviewing the levels of remaining original core deposits of the respective branches acquired. The actual life of a core deposit base may be longer than originally estimated due to more successful retention of customers, or may be shorter due to more rapid runoff. Amortization of core deposit intangibles would be adjusted, if necessary, to amortize the remaining net book values over the remaining lives of the core deposits. The evaluation for recoverability is only performed if events or changes in circumstances indicate that the carrying amount of the intangibles may not be recoverable.

The evaluation of goodwill for possible impairment is performed by comparing the fair values of the related reporting units with their carrying amounts including goodwill. The fair values of the related business units are estimated using market data for prices of recent acquisitions of banks and branches.

The evaluation of intangible assets and goodwill for the year ended December 31, 2006 resulted in no material impairments.

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

Segment Information

See note (21) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s operating business segments.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2006.

Grant Thornton LLP, the independent registered public accounting firm that audited the 2006 consolidated financial statements of the Company included in this annual report, has issued, included in this report, an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

BancFirst Corporation

Oklahoma City, Oklahoma

March 15, 2007

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
Executive Vice President and
Chief Risk Officer
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BancFirst Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BancFirst Corporation and Subsidiaries (collectively, the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of it’s inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancFirst Corporation and Subsidiaries, as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flow for the years then ended and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 15, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of BancFirst Corporation

We have audited the accompanying consolidated balance sheet of BancFirst Corporation and Subsidiaries (collectively, the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flow for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancFirst Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Standards No. 123(revised 2004), Share-Based Payment, on a modified prospective basis, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

BancFirst Corporation

We have audited the accompanying consolidated statements of income and comprehensive income, stockholders’ equity, and cash flow of BancFirst Corporation for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of BancFirst Corporation operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The 2004 consolidated statement of cash flow has been restated as discussed in the last paragraph of the Basis of Presentation in Note 1 to the consolidated financial statements.

/s/    ERNST & YOUNG, LLP

Oklahoma City, Oklahoma

March 14, 2005,

except for the last paragraph of the Basis of Presentation in Note 1, as to which the date is March 14, 2006

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Cash and due from banks	$148,487	$188,614
Interest-bearing deposits with banks	6,470	15,756
Federal funds sold	335,000	86,050
Securities (market value: $432,945 and $456,469, respectively)	432,910	456,222
Loans:
Total loans (net of unearned interest)	2,325,548	2,317,426
Allowance for loan losses	(27,700)	(27,517)

Loans, net	2,297,848	2,289,909
Premises and equipment, net	82,336	72,857
Other real estate owned	1,379	1,636
Intangible assets, net	7,294	7,063
Goodwill	32,512	31,460
Accrued interest receivable	25,680	21,345
Other assets	48,658	52,118

Total assets	$3,418,574	$3,223,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$866,787	$895,657
Interest-bearing	2,107,518	1,908,862

Total deposits	2,974,305	2,804,519
Short-term borrowings	23,252	37,176
Accrued interest payable	7,988	5,466
Other liabilities	11,531	16,351
Long-term borrowings	1,339	4,118
Junior subordinated debentures	51,804	51,804
Minority interest	—	1,247

Total liabilities	3,070,219	2,920,681

Commitments and contingent liabilities (footnote 19)
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par; 20,000,000 shares authorized; shares issued and outstanding: 15,764,310 and 15,637,170, respectively	15,764	15,637
Capital surplus	61,418	57,264
Retained earnings	271,073	232,416
Accumulated other comprehensive income (loss), net of income tax of $(54) and $1,600, respectively	100	(2,968)

Total stockholders’ equity	348,355	302,349

Total liabilities and stockholders’ equity	$3,418,574	$3,223,030

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
INTEREST INCOME
Loans, including fees	$179,942	$148,567	$119,294
Securities:
Taxable	17,345	19,949	21,144
Tax-exempt	1,533	1,329	1,455
Federal funds sold	13,952	1,381	2,798
Interest-bearing deposits with banks	453	480	74

Total interest income	213,225	171,706	144,765

INTEREST EXPENSE
Deposits	63,167	34,368	22,528
Short-term borrowings	1,798	1,130	332
Long-term borrowings	160	344	548
Junior subordinated debentures	4,412	4,413	4,111

Total interest expense	69,537	40,255	27,519

Net interest income	143,688	131,451	117,246
Provision for loan losses	1,790	4,607	2,699

Net interest income after provision for loan losses	141,898	126,844	114,547

NONINTEREST INCOME
Trust revenue	5,765	4,856	4,490
Service charges on deposits	28,200	27,573	27,063
Securities transactions	526	196	(236)
Income from sales of loans	2,259	2,271	1,753
Insurance commissions and premiums	6,457	6,825	4,654
Other	15,217	12,563	14,131

Total noninterest income	58,424	54,284	51,855

NONINTEREST EXPENSE
Salaries and employee benefits	70,336	64,544	63,216
Occupancy and fixed assets expense, net	8,245	7,218	6,488
Depreciation	6,850	6,596	6,128
Amortization of intangible assets	981	814	831
Data processing services	2,736	2,463	2,493
Net expense from other real estate owned	52	279	524
Marketing and business promotion	6,544	4,720	3,382
Other	28,813	30,531	25,682

Total noninterest expense	124,557	117,165	108,744

Income before taxes	75,765	63,963	57,658
Income tax expense	(26,413)	(21,128)	(20,482)

Net income	49,352	42,835	37,176
Other comprehensive income, net of tax of $(1,838), $2,856 and $3,989, respectively
Unrealized gains (losses) on securities	3,410	(5,993)	(6,839)
Reclassification adjustment for gains/(losses) included in net income	(342)	(127)	154

Comprehensive income	$52,420	$36,715	$30,491

NET INCOME PER COMMON SHARE
Basic	$3.14	$2.74	$2.38

Diluted	$3.07	$2.68	$2.33

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	15,637,170	$15,637	15,681,592	$15,682	15,645,274	$15,646
Shares issued	127,140	127	85,778	85	119,318	120
Shares acquired and canceled	—	—	(130,200)	(130)	(83,000)	(84)

Issued at end of period	15,764,310	$15,764	15,637,170	$15,637	15,681,592	$15,682

CAPITAL SURPLUS
Balance at beginning of period		$57,264		$55,213		$52,996
Common stock issued		4,154		2,051		2,217

Balance at end of period		$61,418		$57,264		$55,213

RETAINED EARNINGS
Balance at beginning of period		$232,416		$203,450		$176,893
Net income		49,352		42,835		37,176
Dividends on common stock ($0.68, $0.60 and $0.53 per share, respectively)		(10,695)		(9,369)		(8,301)
Adjustment to basis of Subsidiary		—		18		—
Common stock acquired and canceled		—		(4,518)		(2,318)

Balance at end of period		$271,073		$232,416		$203,450

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Unrealized gains (losses) on securities:
Balance at beginning of period		$(2,968)		$3,152		$9,837
Net change		3,068		(6,120)		(6,685)

Balance at end of period		$100		$(2,968)		$3,152

Total stockholders’ equity		$348,355		$302,349		$277,497

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2006	2005	2004 (as restated) See Note 1
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,352	$42,835	$37,176
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	1,790	4,607	2,699
Depreciation and amortization	7,831	7,567	6,959
Net amortization of securities premiums and discounts	558	1,595	2,740
Realized securities losses (gains)	(526)	(196)	236
Gain on sales of loans	(2,259)	(2,071)	(1,753)
Gain on sale of minority stock	—	—	(2,874)
Cash receipts from the sale of loans originated for sale	120,192	114,393	91,242
Cash disbursements for loans originated for sale	(123,320)	(109,875)	(96,193)
Deferred income tax provision	(1,137)	1,383	1,245
Amortization of tax basis difference	2,946	976	1,301
Provision for losses on other real estate owned	166	169	381
(Increase) decrease in interest receivable	(4,335)	(2,337)	283
Increase (decrease) in interest payable	2,522	1,452	143
Amortization of stock based compensation arrangements	(957)	—	—
Other, net	(8,747)	(4,307)	(5,222)

Net cash provided by operating activities	44,076	56,191	38,363

INVESTING ACTIVITIES
Net cash and due from banks provided (used) for acquisitions and dispositions	616	(10,990)	(3,960)
Purchases of securities:
Held for investment	(12,387)	(4,987)	(3,074)
Available for sale	(124,129)	(11,757)	(172,132)
Maturities of securities:
Held for investment	14,860	6,000	8,356
Available for sale	144,022	120,628	143,103
Proceeds from sales and calls of securities:
Held for investment	2,585	601	1,031
Available for sale	2,858	7,880	14,072
Net (increase) decrease in federal funds sold	(248,950)	45,000	(24,191)
Purchases of loans	(26,813)	(37,807)	(39,030)
Proceeds from sales of loans	73,961	92,349	63,520
Net other increase in loans	(55,347)	(276,912)	(172,088)
Purchases of premises and equipment	(22,422)	(15,975)	(9,085)
Proceeds from the sale of other real estate owned and repossessed assets	10,864	9,244	5,324
Other, net	124	—	9,787

Net cash used for investing activities	(240,158)	(76,726)	(178,367)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	83,787	102,980	129,678
Net increase (decrease) in certificates of deposits	85,999	8,939	(57,935)
Net increase (decrease) in short-term borrowings	(13,924)	12,049	11,097
Paydown on long-term borrowings	(2,779)	(3,697)	(4,195)
Issuance of junior subordinated debentures	—	—	26,804
Issuance of common stock	4,281	2,070	2,295
Acquisition of common stock	—	(4,582)	(2,360)
Cash dividends paid	(10,695)	(9,061)	(8,301)

Net cash provided by financing activities	146,669	108,698	97,083

Net increase (decrease) in cash and due from banks	(49,413)	88,163	(42,921)
Cash and due from banks at the beginning of the period	204,370	116,207	159,128

Cash and due from banks at the end of the period	$154,957	$204,370	$116,207

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest	$67,015	$38,803	$27,376

Cash paid during the year for income taxes	$22,052	$21,049	$16,976

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, Wilcox & Jones, Inc., and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibanc Insurance Agency, Inc., BancFirst Agency, Inc., BancFirst Community Development Corporation, Lenders Collection Corporation and Council Oak Real Estate, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts for 2005 and 2004 have been reclassified to conform to the 2006 presentation.

Prior to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2005, management determined that the Company’s consolidated statements of cash flow for the year ended December 31, 2004 should be restated to reclassify disbursements of $96.2 million from “Net other increase in loans” in Investing Activities to “Cash disbursements for loans originated for sale” in Operating Activities as such amounts relate to cash disbursements of mortgage loans originated for sale. The restatement does not affect the net change in cash and due from banks for the year ended December 31, 2004 and has no impact on the Company’s 2004 consolidated statements of income and related net income per share amounts or on the consolidated statements of stockholder’s equity or on the Company’s liquidity.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States inherently involves the use of estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. These estimates relate principally to the determination of the allowance for loan losses, income taxes, the fair value of financial instruments and the valuation of intangibles. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans

Loans are stated at the principal amount outstanding. Interest income on certain installment loans is recorded by use of a method that produces a reasonable approximation of a constant yield on the outstanding principal. Interest on all other performing loans is recognized based upon the principal amount outstanding. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected.

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Loans Held For Sale

The Company originates mortgage loans to be sold in the secondary market. At the time of origination, the acquiring bank has already been determined and the terms of the loan, including the interest rate, have already been set by the acquiring bank allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination and gains or losses recognized upon the sale of the loans are determined on a specific identification basis.

Allowance for Loan Losses

The allowance for loan losses is maintained to provide for probable credit losses related to specifically identified loans and for losses inherent in the portfolio that have been incurred as of the balance sheet date. The

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of the core deposits. Prior to 2002, the excess of cost over the fair value of assets acquired (goodwill) was amortized on a straight-line basis over fifteen to forty years, depending upon when the goodwill originated. Beginning with 2002, goodwill is no longer amortized, but is evaluated annually for impairment. Customer relationship intangibles are amortized on a straight-line basis over eighteen years. All intangible assets are reviewed in the fourth quarter for reassessment of useful lives. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the income statement.

Share-Based Compensation

Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the exercise price of the Corporation’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted. The Corporation adopted the provisions of FAS No. 123, “Share-Based Payment (Revised 2004),” (“FAS 123R”) on January 1, 2006. FAS 123R eliminates the ability to account for share-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Corporation, is the date of the grant. The Corporation transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Corporation, FAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1, 2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of FAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation. Compensation expense for non-vested stock awards is based on the fair value of the awards, which is generally the market price of the stock on the measurement date, which, for the Corporation, is the date of grant, and is recognized ratably over the service period of the award.

FAS 123R, requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 13—Share Based Compensation use the fair value method of FAS 123R to measure compensation expense for share-based employee compensation plans for years prior to 2006.

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

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Company’s comprehensive income includes the after tax effect of changes in the net unrealized gain/loss on securities available for sale.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers cash and due from banks, and interest-bearing deposits with banks as cash equivalents.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”) which provides guidance for determining when an entity should consolidate another entity that meets the definition of a variable interest entity. Special purpose entities and other types of entities are assessed for consolidation under this new guidance. FIN 46 requires a variable interest entity to be consolidated if the company will absorb a majority of the expected losses, will receive a majority of the expected residual returns, or both. FIN 46 is effective for interests in variable interest entities acquired after January 31, 2003. It applied in the first interim period after June 15, 2003 to interests in variable interest entities acquired before February 1, 2003. As of October 9, 2003, the FASB deferred compliance with FIN 46 from July 1, 2003 to the first period ending after December 15, 2003 for variable interest entities created prior to February 1, 2003. However, the Company adopted FIN 46 on July 1, 2003, as originally issued, and de-consolidated BFC Capital Trust I. In December 2003, the FASB issued a revision of FIN 46 (“Revised FIN 46”) that codified the proposed modifications and other decisions previously issued through certain FASB Staff Positions, made other revisions, and superseded the original FIN 46. The effect of this de-consolidation was to remove the $25 million of 9.65% Capital Securities and the related interest expense from the Company’s consolidated financial statements, and instead report the $25 million of Junior Subordinated Debentures issued by BancFirst Corporation to the Trust, and the related interest expense thereon. In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser’s initial investment to be recognized as interest income on level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life, while subsequent decreases are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In March 2004, the FASB Emerging Issues Task Force (“EITF”) released Issue 03-01, “Meaning of Other Than Temporary Impairment,” which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (“FSP”) 03-1-a, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. In July 2005, the FASB decided to retain the accounting for certain debt securities and will not make the changes proposed in FSP 03-1-a, but will issue a final FSP codifying the existing accounting guidance rather than changing the accounting. In November 2005, the FASB issued FSP 115-1 and 124-1 which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends FASB Statements No. 115 “Accounting for Certain Investments in

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt and Equity Securities”, and No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18 “the Equity Method of Accounting for Investments in Common Stock”. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB revised FAS 123, “Accounting for Stock-Based Compensation” (“FAS 123R”). FAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to nonemployees. This statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this statement, if any, is recognized as of the required effective date. This statement requires a public entity to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. As of the required effective date, all public entities that used the fair-value based method for either recognition or disclosure under FAS 123 will apply this statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under FAS 123 for either recognition or pro forma disclosures. For periods prior to the required effective date, those entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by FAS 123. Adoption of FAS 123R is required for public entities as of the beginning of the first fiscal year beginning after June 15, 2005. The Company adopted this new standard effective January 1, 2006. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3”. The provisions of this statement are effective for accounting changes made in fiscal years beginning after December 15, 2005. FAS 154 requires the retrospective application for voluntary changes in accounting principles unless it is impracticable to do so, replacing the current requirement to recognize the voluntary changes in the current period of the change by including in net income the cumulative effect of changing to the new accounting principle. The Company adopted this new standard effective January 1, 2006. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is expected to increase the relevance and comparability in financial reporting of income taxes because all tax positions accounted for in accordance with Statement 109 will be evaluated for recognition, derecognition, and measurement using consistent criteria. Finally, the disclosure provisions of this interpretation will provide more information about the uncertainty in income tax assets and liabilities. This interpretation is effective for fiscal years beginning after December 15, 2006 and earlier adoption is encouraged. The Company is evaluating the effect of this pronouncement; however, the adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Adoption of FAS 157 is not expected to have a material impact on the Company’s results of operations or financial condition.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatements present in the Company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has considered SAB 108 and determined that the adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. FAS 159 also requires entities to report those financial assets and financial liabilities measure at fair value in a manner that separates those reported fair values form the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, FAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of FAS 157. The Company will adopt FAS 159 on January 1, 2008. The Company has not yet determined if, or to what extent, the Company will elect to use the fair value option to value financial assets and liabilities or the impact that the implementation of FAS 159 will have on the Company’s consolidated financial statements.

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

In September 2005, the Company organized a Community Development Entity known as BancFirst Community Development Corporation and funded the entity with $1 million of equity. The entity was organized to make certain investments in low to moderate income communities and to apply for an allocation of New Markets Tax Credits designed to assist in the development of communities in accordance with the guidelines established for Community Development Entities. The Company did not receive an allocation of tax credits for the 2006 year, however the Company reapplied for an allocation for 2007.

In December 2005, BancFirst Corporation completed the acquisition of Park State Bank (“Park State”), Nicoma Park, Oklahoma for cash of approximately $11 million. Park State had total assets of approximately $44 million. As a result of the acquisition, Park State became a wholly-owned subsidiary of BancFirst Corporation and was merged into BancFirst in February 2006. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2006 or 2005.

In March 2006, the Company’s principal subsidiary, BancFirst, organized Council Oak Real Estate, Inc. and funded the entity with $4.5 million of equity. The entity was created to make equity investments in real estate.

On June 30, 2006, the Company entered into an agreement to sell its 50% ownership in PremierSource, LLC (“PremierSource”). The Company opted to sell this interest to consolidate its insurance sales platform into a single wholly owned subsidiary. The Company did not have a controlling interest in PremierSource and accounted for the subsidiary on the equity method of accounting. The sale of PremierSource was completed during August 2006 and the Company had an investment in PremierSource of approximately $274,000 at the time of sale. The sale of PremierSource, including future revenue sharing payments, and the loss of future earnings from operating PremierSource did not have a significant impact on the results of the Company’s operations for 2006 and is not expected to have a significant impact on the results of the Company’s operations for 2007.

In August 2006, the Company completed the acquisition of First Bartlesville Bank (“First Bartlesville”), Bartlesville, Oklahoma for cash of approximately $5.6 million. First Bartlesville had total assets of approximately $46.6 million. As a result of the acquisition, First Bartlesville became a wholly-owned subsidiary of BancFirst Corporation and was merged into BancFirst in December 2006. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2006.

On September 6, 2006, the Company determined and entered into an agreement to sell the stock of its 75% ownership in Century Life Assurance Company (“Century Life”) to American Underwriters Life Insurance Company. The Company decided to sell this subsidiary as the product line was not strategic for the Company.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective date of the sale was October 1, 2006 and was consummated in the fourth quarter of 2006. The Company reported approximately $945,000 of income and $111,000 of net income for the 3rd quarter of 2006 and a pre-tax gain approximating $640,000 during the 4th quarter of 2006. The resulting gain on the sale and the loss of future earnings from operating Century Life did not have a significant impact on the results of the Company’s operations for 2006 and is not expected to have a significant impact on the results of the Company’s operations for 2007.

In November 2006, the Company announced its intent to exercise the optional prepayment terms of its 9.65% Junior Subordinated Debentures. The securities were redeemed effective January 15, 2007 for a redemption price equal to 104.825% of the aggregate $25,000,000 liquidation amount of the trust securities plus all accrued and unpaid interest to the redemption date. As a result of the prepayment, the Company incurred a loss of approximately $1.2 million after taxes at the time of the redemption. The loss reflects the premium paid and the acceleration of the unamortized issuance costs.

(3) DUE FROM BANKS AND FEDERAL FUNDS SOLD

The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. It also sells federal funds to certain of these institutions on an overnight basis. As a result, the Company had concentrations of credit risk in nine institution totaling $315 million at December 31, 2006 and in one institution totaling $35 million at December 31, 2005. These institutions are selected based on the strength of their financial condition and their creditworthiness. No collateral is required on such balances.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or cash on deposit with the Federal Reserve Bank. The average amount of reserves maintained for each of the years ended December 31, 2006 and 2005 was approximately $19.1 million and $23.9 million, respectively.

(4) SECURITIES

The table below summarizes securities held for investment and securities available for sale:

	December 31,
	2006	2005
	(dollars in thousands)
Held for investment at cost (market value: $26,087, and $30,781, respectively)	$26,052	$30,534
Available for sale, at market value	406,858	425,688

Total	$432,910	$456,222

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the amortized cost and estimated market values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
December 31, 2006
Mortgage backed securities	$3,084	$56	$(11)	$3,129
States and political subdivisions	22,968	123	(133)	22,958

Total	$26,052	$179	$(144)	$26,087

December 31, 2005
Mortgage backed securities	$3,965	$99	$(183)	$3,881
States and political subdivisions	26,569	350	(19)	26,900

Total	$30,534	$449	$(202)	$30,781

The table below summarizes the amortized cost and estimated market values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
December 31, 2006
U.S. Treasuries	$99,756	$1,091	$(113)	$100,734
U.S. federal agencies(1)	265,556	16	(4,348)	261,224
Mortgage backed securities	14,122	56	(131)	14,047
States and political subdivisions	18,327	65	(65)	18,327
Other securities(2)	8,943	3,668	(85)	12,526

Total	$406,704	$4,896	$(4,742)	$406,858

December 31, 2005
U.S. Treasuries	$1,603	$24	$(4)	$1,623
U.S. federal agencies(1)	377,661	136	(5,874)	371,923
Mortgage backed securities	18,778	60	(96)	18,742
States and political subdivisions	19,915	49	(61)	19,903
Other securities(2)	12,300	1,240	(43)	13,497

Total	$430,257	$1,509	$(6,078)	$425,688

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities.
(2)	Primarily consists of FHLB stock and equity securities.

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

	December 31,
	2006		2005
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$5,470	$5,464	$3,656	$3,664
After one year but within five years	12,926	12,914	16,253	16,312
After five years but within ten years	6,258	6,313	4,757	4,871
After ten years	1,398	1,396	5,868	5,934

Total	$26,052	$26,087	$30,534	$30,781

Available for Sale
Contractual maturity of debt securities:
Within one year	$90,493	$90,022	$131,085	$131,048
After one year but within five years	265,580	262,795	260,247	254,485
After five years but within ten years	41,228	41,037	13,935	14,105
After ten years	460	478	12,690	12,553

Total debt securities	397,761	394,332	417,957	412,191
Equity securities	8,943	12,526	12,300	13,497

Total	$406,704	$406,858	$430,257	$425,688

The following is a detail of realized securities gains, losses and impairments on available for sale securities:

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Proceeds	$2,858	$6,307	$316
Gross gains realized	526	196	27
Gross losses realized	—	—	—
Impairments	—	—	263

Securities having book values of $366.84 million and $382.96 million at December 31, 2006 and 2005, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of 245 and 206 securities had unrealized losses at December 31, 2006 and 2005 respectively. These securities, with unrealized losses segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
December 31, 2006
Held to Maturity
U.S. federal agencies	$185	$1	$747	$10	$932	$11
States, political subdivisions, and other	3,275	29	6,148	104	9,423	133

Total	$3,460	$30	$6,895	$114	$10,355	$144

Available for Sale
U.S. federal agencies	$73,390	$352	$221,690	$4,240	$295,080	$4,592
States, political subdivisions, and other	6,869	112	3,122	38	9,991	150

Total	$80,259	$464	$224,812	$4,278	$305,071	$4,742

December 31, 2005
Held to Maturity
U.S. federal agencies	$993	$183	$—	$—	$993	$183
States, political subdivisions, and other	8,413	19	—	—	8,413	19

Total	$9,406	$202	$—	$—	$9,406	$202

Available for Sale
U.S. federal agencies	$296,808	$5,797	$5,083	$177	$301,891	$5,974
States, political subdivisions, and other	6,253	104	—	—	6,253	104

Total	$303,061	$5,901	$5,083	$177	$308,144	$6,078

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2006 and 2005, the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, management believes the impairments detailed in the table above are temporary and no material impairment loss has been realized in the Company’s consolidated income statement.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and industrial	$400,858	17.24%	$426,819	18.42%
Oil & Gas Production & Equipment	97,090	4.18	87,192	3.76
Agriculture	80,743	3.47	88,472	3.82
State and political subdivisions:
Taxable	3,131	0.14	2,919	0.13
Tax-exempt	12,328	0.53	11,785	0.51
Real Estate:
Construction	223,561	9.61	215,965	9.32
Farmland	83,904	3.61	82,216	3.55
One to four family residences	516,727	22.22	512,513	22.11
Multifamily residential properties	11,415	0.49	10,640	0.46
Commercial	610,133	26.24	568,542	24.53
Consumer	258,133	11.10	276,374	11.93
Other	27,525	1.17	33,989	1.46

Total loans	$2,325,548	100.00%	$2,317,426	100.00%

Loans held for sale (included above)	$9,935		$4,548

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the allowance for loan losses are summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Balance at beginning of period	$27,517	$25,746	$26,148

Charge-offs	(3,481)	(3,844)	(4,179)
Recoveries	1,364	707	1,078

Net charge-offs	(2,117)	(3,137)	(3,101)

Provisions charged to operations	1,790	4,607	2,699
Additions from acquisitions	510	301	—

Total additions	2,300	4,908	2,699

Balance at end of period	$27,700	$27,517	$25,746

Below is a summary of impaired loans and the amounts included in the allowance for loan losses for impaired loans. No material amounts of interest income were collected on impaired loans for 2006 or 2005.

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Allowance for loss on impaired loans	$1,226	$1,538	$1,908
Recorded balance of impaired loans	5,512	5,998	7,597

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
	(dollars in thousands)
2004	$22,642	$9,121	$(22,893)	$8,870
2005	$8,870	$10,508	$(11,663)	$7,715
2006	$7,715	$9,485	$(8,764)	$8,436

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statement of cash flows. Such transfers totaled $3.9 million and $4.9 million for the years ended December 31, 2006 and 2005, respectively.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Nonaccrual loans totaled $9.4 million at December 31, 2006 and $7.3 million at December 31, 2005. Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $443,000 in 2006, $805,000 in 2005, and $439,000 in 2004. Accruing loans past due more than 90 days totaled $1.9 million at December 31, 2006 and $1.5 million at December 31, 2005. Restructured loans outstanding totaled $715,000 at December 31, 2006 and $581,000 at December 31, 2005.

(6) PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment by classification:

	Estimated Useful Lives	December 31,
		2006	2005
		(dollars in thousands)
Land		$19,632	$16,045
Buildings	10 to 40 years	83,817	76,204
Furniture, fixtures and equipment	3 to 15 years	48,301	44,892
Accumulated depreciation		(69,414)	(64,284)

Total		$82,336	$72,857

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	December 31,
	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Core deposit intangibles	$8,897	$(3,623)	$7,972	$(3,057)
Customer relationship intangibles	2,308	(288)	2,308	(160)

Total	$11,205	$(3,911)	$10,280	$(3,217)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization
Year ended December 31:
2006	$981
2005	814
2004	831

Estimated Amortization
Year ending December 31:
2007	$894
2008	800
2009	800
2010	800
2011	800

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(dollars in thousands)
Year Ended:
December 31, 2006
Balance at beginning of period	$6,150	$22,201	$2,485	$624	$—	$31,460
Acquisitions	—	837	—	—	—	837
Adjustments	—	215	—	—	—	215

Balance at end of period	$6,150	$23,253	$2,485	$624	$—	$32,512

Year Ended:
December 31, 2005
Balance at beginning of period, as restated	$6,150	$20,881	$2,485	$1,713	$(1,183)	$30,046
Acquisitions, as restated	—	1,276	—	—	—	1,276
Adjustments, as restated	—	44	—	(1,089)	1,183	138

Balance at end of period	$6,150	$22,201	$2,485	$624	$—	$31,460

(8) TIME DEPOSITS

Certificates of deposit in denominations of $100 thousand or more totaled $252 million and $246 million at December 31, 2006 and 2005, respectively. At December 31, 2006, the scheduled maturities of all certificates of deposit are as follows (dollars in thousands):

2007	$626,987
2008	76,637
2009	36,353
2010	10,464
2011	4,791
Thereafter	—

Total	$755,232

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2006	2005
	(dollars in thousands)
Federal funds purchased	$16,966	$26,859
Repurchase agreements	6,286	10,317

Total	$23,252	$37,176

Weighted average interest rate	4.84%	3.06%

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal funds purchased represents borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

(10) LONG-TERM BORROWINGS

The Company borrows under a line of credit from the Federal Home Loan Bank of Topeka, Kansas in order to match-fund certain long-term fixed rate loans. Such advances are at rates of from 5.09% to 7.86% and mature from 2007 through 2008. Interest payments on the advances are due monthly. Required principal payments on the advances for 2007 total $838,000. The Company’s assets, including residential first mortgages, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2006, the Company had the ability to draw up to $115 million on this line of credit.

In October 2004, the Company issued two promissory notes related to the acquisition of Wilcox & Jones totaling $800,000. The notes are payable to the prior principals who remain in management positions with the agency. The notes mature in three equal annual installments with the first and second installments of $267,000 paid in September 2006 and 2005 leaving a remaining balance of $266,000. The notes have a six month adjustable interest rate equal to the 180 day Treasury Bill. At December 31, 2006 the effective interest rate was 4.83%.

Maturities of long-term debt as of December 31, 2006 are as follows (dollars in thousands):

2007	$1,104
2008	235
2009	—
2010	—
2011 and after	—

Total	$1,339

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corporation. In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

In November 2006, the Company made the determination to exercise the optional prepayment terms of the 9.65% Junior Subordinated Debentures. The securities were redeemed on January 15, 2007 for a redemption price equal to 104.825% of the aggregate $25,000,000 liquidation amount of the debentures plus all accrued and unpaid interest to the redemption date. As a result of these transactions, the Company incurred a one-time charge of approximately $1.2 million after taxes at the time of the redemption. The one-time charge reflects the premium paid and the acceleration of the unamortized issuance costs. The one-time charge will be included in the Company’s first quarter 2007 results.

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

(12) INCOME TAXES

The components of the Company’s income tax expense are as follows:

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Current taxes:
Federal	$(24,371)	$(18,614)	$(17,902)
State	(3,179)	(1,131)	(1,335)
Deferred taxes	1,137	(1,383)	(1,245)

Total income taxes	$(26,413)	$(21,128)	$(20,482)

Income tax (expense) benefit applicable to securities transactions approximated $134 thousand and $35 thousand for the years ended December 31, 2006 and 2005, respectively.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes follows:

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Tax expense at the federal statutory tax rate	$(26,517)	$(22,387)	$(20,180)
(Increase) decrease in tax expense from:
Tax-exempt income, net	835	766	846
State tax expense including amortization of basis difference, net of federal tax benefit	(2,946)	(976)	(1,301)
Federal tax credits	1,309	1,309	809
Other, net	906	160	(656)

Total tax expense	$(26,413)	$(21,128)	$(20,482)

The net deferred tax asset consisted of the following:

	December 31,
	2006	2005
	(dollars in thousands)
Provision for loan losses	$9,437	$9,381
Discount on securities of banks acquired	56	107
Write-downs of other real estate owned	104	259
Unrealized net losses on securities available for sale	—	1,600
Deferred compensation	707	658
Other	1,895	356

Gross deferred tax assets	12,199	12,361

Unrealized net gains on securities available for sale	(54)	—
Basis difference related to tax credits	(1,313)	(875)
Depreciation	(2,175)	(2,372)
Leveraged lease	(3,815)	(3,581)
Other	(1,156)	(1,232)

Gross deferred tax liabilities	(8,513)	(8,060)

Net deferred tax asset	$3,686	$4,301

(13) SHARE-BASED COMPENSATION

BancFirst Corporation adopted the BancFirst Corporation Stock Option Plan (the “Stock Option Plan”) in May 1986. In May 2006, the Company amended the Stock Option Plan to increase the number of shares to be issued under the plan by 100,000 shares to an aggregate of 2,500,000. At December 31, 2006, 190,360 shares were available for future grants. The Stock Option Plan will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of the grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2006 will become exercisable through the year 2013. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. In May

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006, the Company amended the Directors’ Stock Option Plan to increase the number of shares to be issued under the plan by 30,000 shares to an aggregate of 180,000 shares. At December 31, 2006, 35,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2006 will become exercisable through the year 2009. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

Below is a summary of the activity under both the Stock Option Plan and the Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Year Ended December 31, 2006
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,169,226	$20.83
Options granted	119,000	46.62
Options exercised	(125,209)	14.01
Options canceled	(22,500)	26.80
Outstanding at December 31, 2006	1,140,517	24.41	10.06	$33,740

Exercisable at December 31, 2006	491,341	16.76	8.26	$18,300

Below is additional information regarding options granted and options exercised under both the Stock Option Plan and the Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
Weighted average grant-date fair value per share of options granted	$14.32	$9.36	$7.39
Total intrinsic value of options exercised	3,937	1,916	1,982
Cash received from options exercised	1,754	1,174	1,478
Tax benefit realized from options exercised	1,523	741	767

Effective January 1, 2006 the Company adopted, on a modified prospective basis, the fair value provisions of Statement of Financial Accounting Standards No 123 (Revised 2004), “Share-Based Payment” (“FAS 123R”). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

For the year ended December 31, 2006, the Company recorded share-based employee compensation expense of approximately $594,000, net of tax. As a result of the adoption of FAS 123R, our financial results were lower than under our previous accounting method for share-based compensation by the following amounts (dollars in thousands, except per share data):

Year Ended December 31 2006

Income from continuing operations before income taxes	$969
Income from continuing operations	594
Net income	594
Basic and diluted net earnings per common share	0.04

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company will continue to amortize the remaining fair value of these stock options of approximately $2.5 million, net of tax, over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	Year Ended December 31
	2006	2005	2004
Risk-free interest rate	4.46% to 4.95%	3.98% to 4.60%	4.37% to 4.67%
Dividend yield	2.00%	2.00%	2.00%
Stock price volatility	16.00% to 25.58%	18.22% to 22.30%	12.90% to 18.96%
Expected term	10 Yrs	10 Yrs	10 Yrs

The risk-free interest rate is determined by reference to the spot zero-coupon rate for the U.S. Treasury security with a maturity similar to the expected term of the options. The dividend yield is the expected yield for the expected term. The stock price volatility is estimated from the recent historical volatility of the Company’s stock. The expected term is estimated from the historical option exercise experience.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock options granted. Had compensation expense for the options issued prior to January 1, 2006 been recorded consistent with the fair value provisions of FAS 123R for those periods, income before taxes, net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars in thousands, except per share data):

	December 31,
	2005	2004
Net Income
As reported	$42,835	$37,176
Share-based compensation cost, net of tax	(556)	(601)

Pro forma net income	$42,279	$36,575

Earnings per share
As reported:
Basic	$2.74	$2.38
Diluted	$2.68	$2.33
Pro forma:
Basic	$2.71	$2.34
Diluted	$2.65	$2.29

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AmQuest Financial Corp. (“AmQuest”), which merged with the Company in 1998, had four stock option plans. These plans were assumed by the Company, but no new options have been issued under the plans. Pro forma disclosures, as if the cost recognition provision of FAS 123R had been applied, have not been presented for these plans since such disclosures would not result in material differences from the intrinsic value method. Three of the plans are qualified incentive stock option plans for employees (the “AmQuest Employees Stock Option Plans”). A total of 356,270 shares were authorized to be issued under the plans. These options became fully vested at the time of the merger and expired at various dates through November 2006. A summary of the options granted under the AmQuest Employees Stock Option Plans is as follows:

	Year Ended December 31,
	2006		2005		2004
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	1,584	$8.53	4,912	$7.91	4,912	$7.91
Options exercised	—	—	(3,328)	7.62	—	—
Options canceled	(1,584)	8.53	—	—	—	—

Outstanding at end of year	—	$—	1,584	$8.53	4,912	$7.91

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

	Year Ended December 31,
	2006		2005		2004
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	2,856	$9.47	3,808	$9.26	5,550	$9.31
Options exercised	(952)	8.53	(952)	8.61	(1,742)	9.43
Options canceled	(476)	8.53	—	—	—	—

Outstanding at end of year	1,428	$10.42	2,856	$9.47	3,808	$9.26

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “Deferred Stock Compensation Plan”). In May 2006, the Company amended the deferred stock compensation plan to increase the number of shares to be issued under the plan by 11,000 shares to an aggregate of 51,000 shares. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. A summary of the accumulated stock units is as follows:

	December 31,
	2006	2005
Accumulated stock units	32,601	29,026
Average price	$26.76	$23.87

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) RETIREMENT PLAN

In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the “401(k)/ESOP”) effective January 1, 1985. The 401(k)/ESOP covers all eligible employees, as defined in the plan, of the Company and its subsidiaries. The 401(k)/ESOP allows employees to defer up to the maximum legal limit of their compensation, of which the Company may match 50%, but not to exceed 3% of their compensation. In addition, the Company may make discretionary contributions to the 401(k)/ESOP, as determined by the Company’s Board of Directors. The aggregate amounts of contributions by the Company to the 401(k)/ESOP for the years ended December 31, 2006, 2005 and 2004, were approximately $3.4 million, $3.1 million and $3.1 million, respectively.

(15) STOCKHOLDERS’ EQUITY

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

(c) Common stock: $1.00 par value; 20,000,000 shares authorized. At December 31, 2006 and 2005, there were 15,764,310 shares and 15,637,170 shares issued and outstanding, respectively.

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

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 555,832 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 364,530 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2006 there were 286,052 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2006	2005
Number of shares repurchased	—	130,200
Average price of shares repurchased	—	$35.18

BancFirst Corporation’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2007, approximately $68.3 million of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

During any deferral period or any event of default on the Junior Subordinated Debentures, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

Quantitative measures established by regulations to ensure capital adequacy require the Company and BancFirst to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 2006, that the Company and BancFirst met all capital adequacy requirements to which they are subject.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. The required capital amounts and the Company’s and BancFirst’s respective ratios are shown below.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2006:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$388,581	14.83%	$209,499	8.00%	N/A	N/A
BancFirst	335,067	12.80%	209,349	8.00%	$261,719	10.00%

Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	359,430	13.72%	104,685	4.00%	N/A	N/A
BancFirst	305,916	11.68%	104,609	4.00%	156,979	6.00%

Tier I Capital
(to Total Assets)-
BancFirst Corporation	359,430	10.64%	101,204	3.00%	N/A	N/A
BancFirst	305,916	9.08%	100,890	3.00%	168,261	5.00%

As of December 31, 2005:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$348,994	13.65%	$204,494	8.00%	N/A	N/A
BancFirst	294,991	11.71%	201,491	8.00%	$251,991	10.00%
Park State Bank	8,300	50.93%	1,304	8.00%	1,630	10.00%

Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	321,169	12.56%	102,169	4.00%	N/A	N/A
BancFirst	267,467	10.61%	100,867	4.00%	151,167	6.00%
Park State Bank	8,095	49.68%	651	4.00%	978	6.00%

Tier I Capital
(to Total Assets)-
BancFirst Corporation	321,169	10.08%	95,669	3.00%	N/A	N/A
BancFirst	267,467	8.61%	93,067	3.00%	155,467	5.00%
Park State Bank	8,095	19.60%	1,240	3.00%	2,065	5.00%

As of December 31, 2006, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as well capitalized under the regulatory framework for prompt corrective action. To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5%. As of December 31, 2006 and 2005, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(16) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(dollars in thousands, except per share data)
Year Ended December 31, 2006
Basic
Income available to common stockholders	$49,352	15,713,306	$3.14

Effect of stock options	—	381,538

Diluted
Income available to common stockholders plus assumed exercises of stock options	$49,352	16,094,844	$3.07

Year Ended December 31, 2005
Basic
Income available to common stockholders	$42,835	15,625,273	$2.74

Effect of stock options	—	374,954

Diluted
Income available to common stockholders plus assumed exercises of stock options	$42,835	16,000,227	$2.68

Year Ended December 31, 2004
Basic
Income available to common stockholders	$37,176	15,661,026	$2.38

Effect of stock options	—	330,046

Diluted
Income available to common stockholders plus assumed exercises of stock options	$37,176	15,991,072	$2.33

Below is the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2006	10,789	$45.82
December 31, 2005	—	—
December 31, 2004	10,372	$32.27

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2006	2005
	(dollars in thousands)
ASSETS
Cash	$46,532	$31,091
Securities	265	2,226
Investments in subsidiaries	351,962	320,145
Intangible assets	624	624
Dividends receivable	3,784	3,502
Other assets	1,362	1,481

Total assets	$404,529	$359,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$4,103	$4,383
Notes payable	267	533
Junior subordinated debentures	51,804	51,804
Stockholders’ equity	348,355	302,349

Total liabilities and stockholders’ equity	$404,529	$359,069

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$12,886	$16,599	$12,738
Interest:
Loans	—	—	1
Securities	68	322	328
Interest-bearing deposits	1,367	1,015	398
Other	709	97	2,874

Total operating income	15,030	18,033	16,339

OPERATING EXPENSE
Interest	4,380	4,408	4,105
Amortization	—	—	—
Other	469	155	124

Total operating expense	4,849	4,563	4,229

Income before income taxes and equity in undistributed earnings of subsidiaries	10,181	13,470	12,110
Allocated income tax benefit	1,581	1,348	129

Income before equity in undistributed earnings of subsidiaries	11,762	14,818	12,239
Equity in undistributed earnings of subsidiaries	37,590	28,017	24,937

Net income	$49,352	$42,835	$37,176

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,352	$42,835	$37,176
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	—	—	—
Gain on sale of assets	(640)	—	(2,874)
Equity in undistributed earnings of subsidiaries	(37,583)	(28,017)	(24,937)
(Increase) in dividends receivable	—	—	(2,537)
Other, net	(2,018)	(2,755)	551

Net cash provided by operating activities	9,111	12,063	7,379

INVESTING ACTIVITIES
Net cash used for acquisitions	(5,690)	(10,990)	(3,960)
Proceeds from sale of assets	18,138	—	18,877
Purchases of securities	(39)	(26)	(26)
Net decrease in loans	—	—	300
Other, net	—	(95)	(2,608)

Net cash provided (used) by investing activities	12,409	(11,111)	12,583

FINANCING ACTIVITIES
Proceeds from issuance of notes payable	—	—	—
Principal payments on notes payable	—	—	(4,000)
Issuance of junior subordinated debentures	—	—	26,804
Issuance of common stock	4,281	2,070	2,295
Acquisition of common stock	—	(4,583)	(2,360)
Cash dividends paid	(10,360)	(9,061)	(8,301)

Net cash (used) provided by financing activities	(6,079)	(11,574)	14,438

Net increase (decrease) in cash	15,441	(10,622)	34,400
Cash at the beginning of the period	31,091	41,713	7,313

Cash at the end of the period	$46,532	$31,091	$41,713

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$4,378	$4,375	$3,710

Cash received during the period for income taxes, net	$2,216	$725	$1,938

(18) RELATED PARTY TRANSACTIONS

In January 2004, the Company purchased land for one of its branches from a director of the Company for $540,000, pursuant to a purchase option in the lease agreement for the property.

In October 2004, the Company issued two promissory notes related to the acquisition of Wilcox & Jones, Inc., an independent insurance agency, totaling $800,000. The notes are payable to the prior principals who remain in management positions with the agency. The notes mature in three equal annual installments with the first and second installments of $267,000 paid in September 2006 and 2005 leaving a remaining balance of $266,000. The notes have a six month adjustable interest rate equal to the 180 day Treasury Bill. At December 31, 2006 the effective interest rate was 4.83%.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Refer to note (5) for information regarding loan transactions with related parties.

(19) COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit which involve elements of credit and interest-rate risk to varying degrees. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the instrument’s contractual amount. To control this credit risk, the Company uses the same underwriting standards as it uses for loans recorded on the balance sheet. The amounts of financial instruments with off-balance-sheet risk are as follows:

	December 31,
	2006	2005
	(dollars in thousands)
Loan commitments	$573,011	$566,447
Stand-by letters of credit	64,467	72,454

Loan commitments are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Stand-by letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These instruments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the instruments are expected to expire without being drawn upon, the total amounts do not necessarily represent commitments that will be funded in the future.

The Company leases office space in thirteen buildings, three parcels of land on which it owns buildings, and sixteen ATM locations. These leases expire at various dates through 2064.

The future minimum rental payments under these leases are as follows (dollars in thousands):

Year Ending December 31:
2007	$778
2008	610
2009	336
2010	125
2011	90
Later years	735

Total	$2,674

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $1.2 million, $1.1 million and $1.0 million during 2006, 2005 and 2004, respectively.

In 2004 the Company submitted a claim to its fidelity bond carrier for a loss it incurred and expensed in 2003. The amount of the claim approximated $2 million. In 2005, the Company was notified by its insurance carrier that it was denying the claim. In 2006, the Company challenged the insurance carrier’s claim denial.

In the second quarter of 2005, the Company reported a $3.3 million cash shortfall at one of its branches. The Company notified its fidelity bond carrier of the pending claim and that a thorough investigation would ensue. Based on the facts available at the time and outside consultation, the Company recorded as an expense its

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deductible on the coverage of $250,000 and a receivable for the bond claim of approximately $3 million during the second quarter. During the third quarter of 2005, it became apparent that the Company’s investigation was going to take much longer than management and the Company’s consultant originally expected. Specifically, the time frame for ongoing criminal investigation of the matter and the possibility of litigation amongst the parties created an uncertainty as to the timing of any recovery under the fidelity bond. While management still expects a significant recovery under its fidelity bond coverage, the amount and timing of the recovery was no longer reasonably estimable. As a result, the Company believed it was prudent to write off, and recognize as an expense, the $3 million bond claim receivable. The amount of the recovery will be recognized as income upon final agreement with the fidelity bond carrier. In October 2006, the Company completed and submitted its claim to the fidelity bond carrier. The amount and timing of the recovery is still not reasonably estimable.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
FINANCIAL ASSETS
Cash and due from banks	$148,487	$148,487	$188,614	$188,614
Federal funds sold and interest-bearing deposits	341,470	341,421	101,806	101,796
Securities	432,910	432,945	456,222	456,469
Loans:
Loans (net of unearned interest)	2,325,548		2,317,426
Allowance for loan losses	(27,700)		(27,517)

Loans, net	2,297,848	2,305,878	2,289,909	2,228,778
FINANCIAL LIABILITIES
Deposits	2,974,305	2,972,615	2,804,519	2,801,202
Short-term borrowings	23,252	23,252	37,176	37,173
Long-term borrowings	1,339	1,357	4,118	4,236
Junior subordinated debentures	51,804	54,013	51,804	51,458
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,003		991
Letters of credit		484		543

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2005, the Company realigned the responsibilities of its regional executives whereby four bank locations previously reported as metropolitan banks were now assigned to community bank regional executives. All comparative results of operations and selected information for the 2004 reporting period has been reclassified for this realignment of metropolitan and community banks management responsibilities.

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(dollars in thousands)
December 31, 2006
Net interest income (expense)	$44,852	$98,233	$7,620	$(6,959)	$(58)	$143,688
Provision for loan losses	372	2,041	37	(660)	—	1,790
Noninterest income	7,834	28,695	19,140	54,223	(51,468)	58,424
Depreciation and amortization	2,490	3,874	180	1,287	—	7,831
Other expenses	21,231	58,088	17,087	20,460	(140)	116,726

Income before taxes	$28,593	$62,925	$9,456	$26,177	$(51,386)	$75,765

Total Assets	$1,208,016	$2,277,419	$160,543	$211,325	$(438,729)	$3,418,574

Capital expenditures	$9,085	$10,506	$43	$2,788	$—	$22,422

December 31, 2005
Net interest income (expense)	$37,443	$92,535	$7,263	$(5,750)	$(40)	$131,451
Provision for loan losses	1,971	2,644	6	(14)	—	4,607
Noninterest income	7,468	26,623	17,279	48,075	(45,161)	54,284
Depreciation and amortization	1,603	4,339	273	1,195	—	7,410
Other expenses	19,751	58,089	16,121	15,822	(28)	109,755

Income before taxes	$21,586	$54,086	$8,142	$25,322	$(45,173)	$63,963

Total Assets	$1,172,513	$2,216,430	$156,313	$50,639	$(372,865)	$3,223,030

Capital expenditures	$2,901	$7,963	$145	$4,443	$—	$15,452

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(dollars in thousands)
December 31, 2004 As originally presented:
Net interest income (expense)	$39,023	$76,281	$6,254	$(4,264)	$(48)	$117,246
Provision for loan losses	974	1,647	97	(19)	—	2,699
Noninterest income	10,299	23,215	13,161	46,866	(41,686)	51,855
Depreciation and amortization	2,146	3,614	210	1,885	(896)	6,959
Other expenses	26,033	48,422	13,935	12,396	1,000	101,785

Income before taxes	$20,169	$45,812	$5,172	$28,341	$(41,836)	$57,658

Total Assets	$1,215,532	$1,901,720	$175,784	$99,017	$(345,075)	$3,046,977

Capital expenditures	$2,245	$4,071	$38	$2,730	$—	$9,085

As reclassified:
Net interest income (expense)	$29,036	$86,268	$6,254	$(4,264)	$(48)	$117,246
Provision for loan losses	386	2,235	97	(19)	—	2,699
Noninterest income	7,483	26,031	13,161	46,866	(41,686)	51,855
Depreciation and amortization	1,521	4,239	210	1,885	(896)	6,959
Other expenses	19,823	54,632	13,935	12,396	1,000	101,785

Income before taxes	$14,789	$51,193	$5,172	$28,341	$(41,836)	$57,658

Total Assets	$982,543	$2,134,709	$175,784	$99,017	$(345,075)	$3,046,977

Capital expenditures	$1,865	$4,451	$38	$2,730	$—	$9,085

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(22) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 is as follows:

	Quarter
	Fourth	Third	Second	First
	(dollars in thousands, except per share data)
2006
Net interest income	$36,930	$36,404	$35,753	$34,601
Provision for loan losses	(123)	315	917	681
Noninterest income	14,782	15,501	14,732	13,409
Noninterest expense	31,830	31,609	30,826	30,292
Net income	13,522	12,740	12,209	10,881
Net income per common share:
Basic	0.86	0.81	0.78	0.69
Diluted	0.84	0.79	0.76	0.68

2005
Net interest income	$33,776	$33,028	$32,941	$31,706
Provision for loan losses	1,640	873	1,302	792
Noninterest income	13,285	14,886	13,764	12,348
Noninterest expense	28,495	33,251	28,441	26,978
Net income	11,534	9,216	11,198	10,887
Net income per common share:
Basic	0.74	0.59	0.72	0.70
Diluted	0.72	0.58	0.70	0.68

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.10	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

Exhibit Number	Exhibit
4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Eighth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

10.7	BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of Ernst & Young LLP.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.