Form 10-Q
period 2007-03-31
BANCFIRST CORP /OK/
filed 2007-05-09
CIK 760498

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007 there were 15,762,412 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	March 31,		December 31, 2006
	2007	2006
ASSETS
Cash and due from banks	$130,571	$157,927	$148,487
Interest-bearing deposits with banks	2,313	15,857	6,470
Federal funds sold	435,000	285,000	335,000
Securities (market value: $430,804, $428,369, and $432,945, respectively)	430,765	428,222	432,910
Loans:
Total loans (net of unearned interest)	2,336,028	2,306,317	2,325,548
Allowance for loan losses	(27,493)	(27,789)	(27,700)

Loans, net	2,308,535	2,278,528	2,297,848
Premises and equipment, net	83,559	75,319	82,336
Other real estate owned	1,058	1,733	1,379
Intangible assets, net	7,042	6,833	7,294
Goodwill	32,512	31,675	32,512
Accrued interest receivable	25,631	21,810	25,680
Other assets	64,700	54,813	48,658

Total assets	$3,521,686	$3,357,717	$3,418,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$881,975	$895,819	$866,787
Interest-bearing	2,187,231	2,039,161	2,107,518

Total deposits	3,069,206	2,934,980	2,974,305
Short-term borrowings	47,080	30,090	23,252
Accrued interest payable	7,177	5,497	7,988
Other liabilities	15,071	20,015	11,531
Long-term borrowings	870	3,351	1,339
Junior subordinated debentures	26,804	51,804	51,804
Minority interest	—	1,282	—

Total liabilities	3,166,208	3,047,019	3,070,219

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,721,936, 15,687,842 and 15,764,310, respectively	15,722	15,688	15,764
Capital surplus	61,868	58,196	61,418
Retained earnings	276,943	240,794	271,073
Accumulated other comprehensive income (loss), net of income tax (benefit) of $509, $(2,144) and $54, respectively	945	(3,980)	100

Total stockholders’ equity	355,478	310,698	348,355

Total liabilities and stockholders’ equity	$3,521,686	$3,357,717	$3,418,574

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Loans, including fees	$46,515	$42,136
Securities:
Taxable	4,400	4,530
Tax-exempt	361	396
Federal funds sold	4,825	2,108
Interest-bearing deposits with banks	36	116

Total interest income	56,137	49,286

INTEREST EXPENSE
Deposits	18,680	13,097
Short-term borrowings	398	430
Long-term borrowings	20	55
Junior subordinated debentures	665	1,103

Total interest expense	19,763	14,685

Net interest income	36,374	34,601
Provision for loan losses	(31)	681

Net interest income after provision for loan losses	36,405	33,920

NONINTEREST INCOME
Trust revenue	1,458	1,477
Service charges on deposits	6,610	6,575
Securities transactions	227	—
Income from sales of loans	740	405
Insurance commissions and premiums	1,239	1,429
Other	3,608	3,523

Total noninterest income	13,882	13,409

NONINTEREST EXPENSE
Salaries and employee benefits	18,790	17,618
Occupancy and fixed assets expense, net	2,078	2,060
Depreciation	1,809	1,557
Amortization of intangible assets	252	230
Data processing services	664	624
Net expense from other real estate owned	(89)	(54)
Marketing and business promotion	1,581	1,704
Early extinguishment of debt	1,894	—
Other	6,442	6,553

Total noninterest expense	33,421	30,292

Income before taxes	16,866	17,037
Income tax expense	(5,743)	(6,156)

Net income	11,123	10,881
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	801	(1,011)
Reclassification adjustment for gains (losses) included in net income	44	(1)

Comprehensive income	$11,968	$9,869

NET INCOME PER COMMON SHARE
Basic	$0.71	$0.69

Diluted	$0.69	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2007	2006
COMMON STOCK
Issued at beginning of period	$15,764	$15,637
Shares issued	11	51
Shares acquired and canceled	(53)	—

Issued at end of period	$15,722	$15,688

CAPITAL SURPLUS
Balance at beginning of period	$61,418	$57,264
Common stock issued	450	932

Balance at end of period	$61,868	$58,196

RETAINED EARNINGS
Balance at beginning of period	$271,073	$232,416
Net income	11,123	10,881
Dividends on common stock ($0.18, $0.16 per share, respectively)	(2,840)	(2,503)
Common stock acquired and canceled	(2,413)	—

Balance at end of period	$276,943	$240,794

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$100	$(2,968)
Net change	845	(1,012)

Balance at end of period	$945	$(3,980)

Total stockholders’ equity	$355,478	$310,698

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES	$15,091	$8,079
INVESTING ACTIVITIES
Purchases of securities:
Held for investment	(1,284)	(10,639)
Available for sale	(26,245)	(20,006)
Maturities of securities:
Held for investment	2,061	1,863
Available for sale	28,041	54,952
Proceeds from sales and calls of securities:
Held for investment	175	—
Available for sale	692	398
Net increase in federal funds sold	(100,000)	(198,950)
Purchase of life insurance	(15,000)	—
Purchases of loans	(2,549)	(9,602)
Proceeds from sales of loans	18,509	23,323
Net other (increase) decrease in loans	(29,305)	2,073
Purchases of premises, equipment and other	(21,710)	(4,897)
Proceeds from the sale of other real estate owned, repossessed assets and other	21,036	1,731

Net cash used in investing activities	(125,579)	(159,754)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	78,355	97,290
Net increase in certificates of deposits	16,546	33,171
Net (decrease) increase in short-term borrowings	23,828	(7,086)
Net decrease in long-term borrowings	(469)	(767)
Prepayment of Jr. Subordinated Debentures	(25,000)	—
Issuance of common stock	461	984
Acquisition of common stock	(2,466)	—
Cash dividends paid	(2,840)	(2,503)

Net cash provided by financing activities	88,415	121,089

Net decrease in cash and due from banks	(22,073)	(30,586)
Cash and due from banks at the beginning of the period	154,957	204,370

Cash and due from banks at the end of the period	$132,884	$173,784

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$20,574	$14,654

Cash paid during the period for income taxes	$1	$68

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, Wilcox & Jones, Inc., and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibanc Insurance Agency, Inc., BancFirst Agency, Inc., Lenders Collection Corporation, BancFirst Community Development Corporation, Council Oak Real Estate, Inc. and PremierSource LLC. PremierSource LLC was sold in August 2006 and Century Life Assurance Company was sold effective October 2006. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2006, the date of the most recent annual report.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is expected to increase the relevance and comparability in financial reporting of income taxes because all tax positions accounted for in accordance with Statement 109 will be evaluated for recognition, derecognition, and measurement using consistent criteria. Finally, the disclosure provisions of this interpretation will provide more information about the uncertainty in income tax assets and liabilities. This interpretation is effective for fiscal years beginning after December 15, 2006 and earlier adoption is encouraged. The Company adopted this new standard effective January 1, 2007. The Company has evaluated the effect of this pronouncement and determined that the adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Adoption of FAS 157 is not expected to have a material impact on the Company’s results of operations or financial condition.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatements present in the Company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company adopted this new standard effective December 31, 2006. The Company has considered SAB 108 and determined that the adoption of SAB 108 did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued FAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” FAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. FAS 159 also requires entities to report those financial assets and financial liabilities measure at fair value in a manner that separates those reported fair values form the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, FAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of FAS 157. The Company has not yet determined if, or to what extent, the Company will elect to use the fair value option to value financial assets and liabilities or the impact that the implementation of FAS 159 will have on the Company’s consolidated financial statements.

(3)	RECENT DEVELOPMENTS; MERGERS, ACQUISITIONS AND DISPOSALS

In September 2005, the Company organized a Community Development Entity known as BancFirst Community Development Corporation and funded the entity with $1 million of equity. The entity was organized to make certain investments in low to moderate income communities and to apply for an allocation of New Markets Tax Credits designed to assist in the development of communities in accordance with the guidelines established for Community Development Entities. The Company did not receive an allocation of tax credits for the 2006 year, however the Company reapplied for an allocation for 2007 and expects a determination to be made in the fall of 2007.

In March 2006, the Company organized a new subsidiary known as Council Oak Real Estate, Inc. and funded the entity with $4.5 million of equity. The entity was organized to make certain investments in real estate.

On June 30, 2006, the Company entered into an agreement to sell its 50% ownership in PremierSource, LLC (“PremierSource”). The Company opted to sell this interest to consolidate its insurance sales platform into a single wholly-owned subsidiary. The Company did not have a controlling interest in PremierSource and accounted for the subsidiary on the equity method of accounting. The sale of PremierSource was completed during August 2006 and the Company had an investment in PremierSource of approximately $274,000 at the time of sale. The sale of PremierSource, including future revenue sharing payments, and the loss of future earnings from operating PremierSource did not have a significant impact on the results of the Company’s operations for 2006 and is not expected to have a significant impact on the results of the Company’s operations for 2007.

In August 2006, the Company completed the acquisition of First Bartlesville Bank (“First Bartlesville”), Bartlesville, Oklahoma for cash of approximately $5.6 million. First Bartlesville had total assets of approximately $46.6 million. As a result of the acquisition, First Bartlesville became a wholly-owned subsidiary of BancFirst Corporation and was merged into BancFirst in December 2006. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2006 or for the first quarter of 2007.

On September 6, 2006, the Company entered into an agreement to sell its 75% ownership in Century Life Assurance Company (“Century Life”) to American Underwriters Life Insurance Company. The Company decided to sell this subsidiary as the product line was not strategic for the Company. The effective date of the sale was October 1, 2006. The Company reported approximately $945,000 of income and $111,000 of net income for the third quarter of 2006, and a pre-tax gain on the sale approximating $640,000 during the fourth quarter of 2006. The resulting gain on the sale and the loss of future earnings from operating Century Life did not have a significant impact on the results of the Company’s operations for 2006 or for the first quarter of 2007.

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

During the first quarter of 2007 the Company entered into an agreement to acquire Armor Assurance Company (Armor), an insurance agency in Muskogee, Oklahoma for cash of approximately $3.3 million and a $372,000 note payable in three equal annual installments. The transaction was consummated in April 2007. Armor had total assets of approximately $364,000. As a result of the acquisition, Armor was merged with the Company’s existing property casualty agency, Wilcox & Jones, to form Wilcox, Jones & McGrath.

(4)	SECURITIES

The table below summarizes securities held for investment and securities available for sale (dollars in thousands).

	March 31,		December 31, 2006
	2007	2006
Held for investment, at cost (market value; $25,460, $39,627 and $26,087, respectively)	$25,421	$39,480	$26,052
Available for sale, at market value	405,344	388,742	406,858

Total	$430,765	$428,222	$432,910

The table below summarizes the maturity of securities (dollars in thousands).

	March 31,		December 31, 2006
	2007	2006
Contractual maturity of debt securities:
Within one year	$84,950	$123,922	$95,492
After one year but within five years	300,502	254,013	275,721
After five years	31,493	38,576	49,171

Total debt securities	416,945	416,511	420,384
Equity securities	13,820	11,711	12,526

Total	$430,765	$428,222	$432,910

The Company held 169 and 107 debt securities available for sale that had unrealized gains as of March 31, 2007 and 2006, respectively. These securities had a market value totaling $88.6 million and $30.6 million, respectively, and unrealized gains totaling $1.4 million and $339,000, respectively. The Company also held 155 and 246 debt securities available for sale that had unrealized losses, respectively. These securities had a market value totaling $304.4 million and $347.6 million and unrealized losses totaling $3.7 million and $7.5 million, respectively. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these debt securities until the unrealized losses are recovered.

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	March 31,				December 31
	2007		2006		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$430,176	18.42%	$411,760	17.85%	$400,858	17.24%
Oil & Gas Production & Equipment	102,118	4.37	87,855	3.81	97,090	4.18
Agriculture	81,029	3.47	78,315	3.40	80,743	3.47
State and political subdivisions:
Taxable	2,289	0.10	2,615	0.11	3,131	0.14
Tax-exempt	12,164	0.52	12,142	0.53	12,328	0.53
Real Estate:
Construction	228,954	9.80	204,767	8.88	223,561	9.61
Farmland	85,600	3.66	80,653	3.50	83,904	3.61
One to four family residences	510,623	21.86	514,637	22.32	516,727	22.22
Multifamily residential properties	13,956	0.60	13,409	0.58	11,415	0.49
Commercial	587,998	25.17	585,613	25.39	610,133	26.24
Consumer	256,237	10.97	276,484	11.99	258,133	11.10
Other	24,884	1.06	38,067	1.64	27,525	1.17

Total loans	$2,336,028	100.00%	$2,306,317	100.00%	$2,325,548	100.00%

Loans held for sale (included above)	$9,264		$10,666		$9,935

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

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$27,700	$27,517

Charge-offs	(488)	(667)
Recoveries	312	258

Net charge-offs	(176)	(409)

Provisions charged to operations	(31)	681

Balance at end of period	$27,493	$27,789

The net charge-offs (recoveries) by category are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Commercial, financial and other	$(11)	$216
Real estate – construction	(23)	51
Real estate – mortgage	(10)	33
Consumer	220	109

Total	$176	$409

(6)	NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets (dollars in thousands):

	March 31,		December 31, 2006
	2007	2006
Past due over 90 days and still accruing	$1,688	$1,204	$1,884
Nonaccrual	9,909	8,238	9,371
Restructured	792	720	715

Total nonperforming and restructured loans	12,389	10,162	11,970
Other real estate owned and repossessed assets	1,233	2,075	1,675

Total nonperforming and restructured assets	$13,622	$12,237	$13,645

Nonperforming and restructured loans to total loans	0.53%	0.44%	0.51%

Nonperforming and restructured assets to total assets	0.39%	0.36%	0.40%

(7)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	March 31,				December 31, 2006
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$8,560	$(3,506)	$7,972	$(3,255)	$8,897	$(3,623)
Customer relationship intangibles	2,308	(320)	2,308	(192)	2,308	(288)

Total	$10,868	$(3,826)	$10,280	$(3,447)	$11,205	$(3,911)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization:
Three months ended March 31, 2007	$252
Three months ended March 31, 2006	230
Year ended December 31, 2006	981

Estimated Amortization
Year ending December 31:
2007	$894
2008	800
2009	800
2010	800
2011	800

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(dollars in thousands)
Three Months Ended
March 31, 2007
Balance at beginning and end of period	$6,150	$23,253	$2,485	$624	$—	$32,512

Three Months Ended
March 31, 2006
Balance at beginning of period	$6,150	$22,201	$2,485	$624	$—	$31,460
Adjustments	—	215	—	—	—	215

Balance at end of period	$6,150	$22,416	$2,485	$624	$—	$31,675

Year Ended:
December 31, 2006
Balance at beginning of period	$6,150	$22,201	$2,485	$624	$—	$31,460
Acquisitions	—	837	—	—	—	837
Adjustments	—	215	—	—	—	215

Balance at end of period	$6,150	$23,253	$2,485	$624	$—	$32,512

(8)	CAPITAL

The Company is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. The required minimums and the Company’s respective ratios are shown below. The reduction in the ratios from December 31, 2006 was related to the early redemption of the trust preferred securities.

	Minimum	March 31,		December 31,
	Required	2007	2006	2006
		(dollars in thousands)
Tier 1 capital		$340,958	$330,350	$359,430
Total capital		$369,902	$358,447	$388,581
Risk-adjusted assets		$2,652,176	$2,588,138	$2,620,376
Leverage ratio	3.00%	9.79%	9.95%	10.64%
Tier 1 capital ratio	4.00%	12.86%	12.76%	13.72%
Total capital ratio	8.00%	13.95%	13.85%	14.83%

As of March 31, 2007 and 2006, and December 31, 2006, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(9)	STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 555,832 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 364,530 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At March 31, 2007 there were 233,052 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended March 31,
	2007	2006
Number of shares repurchased	53,000	—
Average price of shares repurchased	$46.47	—

(10)	SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In May 2006, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,500,000 shares. At March 31, 2007, 115,860 shares are available for future grants. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of the grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2007 will become exercisable through the year 2014. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. In May 2006, the Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 180,000 shares. At March 31, 2007, 35,000 shares are available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2007 will become exercisable through the year 2011. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

Below is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended March 31, 2007
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,140,517	$24.42
Options granted	74,500	47.39
Options exercised	(9,750)	12.91
Options canceled	—	—

Outstanding at March 31, 2007	1,205,267	25.93	10.16	$24,611

Exercisable at March 31, 2007	504,587	17.10	8.01	$14,761

Below is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2007	2006
Weighted average grant-date fair value per share of options granted	$17.93	$10.25
Total intrinsic value of options exercised	$346	$1,469
Cash received from options exercised	126	608
Tax benefit realized from options exercised	134	568

Effective January 1, 2006 the Company adopted, on a modified prospective basis, the fair value provisions of FAS 123R. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

For the three months ended March 31, 2007 and 2006, the Company recorded share-based employee compensation expense of approximately $174,000 and $142,000 respectively, net of tax.

The Company will continue to amortize the remaining fair value of these stock options of approximately $3.2 million, net of tax, over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	2007		2006
Risk-free interest rate	4.77%		4.46%
Dividend yield	1.55%		2.00%
Stock price volatility	27.02%		16.00%
Expected term	10	Yrs	10	Yrs

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

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Unrealized gain (loss) during the period:
Before-tax amount	$1,300	$(1,556)
Tax (expense) benefit	(455)	544

Net-of-tax amount	$845	$(1,012)

The amount of unrealized gain or loss included, net of tax, in accumulated other comprehensive income is summarized below.

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Unrealized gain (loss) on securities:
Beginning balance	$100	$(2,968)
Current period change	801	(1,011)
Reclassification adjustment for gains (losses) included in net income	44	(1)

Ending balance	$945	$(3,980)

(12)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows, (dollars in thousands, except per share data):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2007
Basic
Income available to common stockholders	$11,123	15,750,333	$0.71

Effect of stock options	—	363,101

Diluted
Income available to common stockholders plus assumed exercises of stock options	$11,123	16,113,434	$0.69

Three Months Ended March 31, 2006
Basic
Income available to common stockholders	$10,881	15,666,676	$0.69

Effect of stock options	—	379,146

Diluted
Income available to common stockholders plus assumed exercises of stock options	$10,881	16,045,822	$0.68

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the commons shares.

	Shares	Average Exercise Price
Three Months Ended March 31, 2007	164,217	$46.71
Three Months Ended March 31, 2006	46,467	$41.77

(13)	SEGMENT INFORMATION

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

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
March 31, 2007
Net interest income (expense)	$11,148	$23,496	$1,908	$(164)	$(14)	$36,374
Noninterest income	1,891	6,935	4,404	13,768	(13,116)	13,882
Income before taxes	6,984	14,425	2,602	5,935	(13,080)	16,866

March 31, 2006
Net interest income (expense)	$10,589	$23,730	$2,246	$(1,949)	$(15)	$34,601
Noninterest income	1,972	6,689	4,197	12,437	(11,886)	13,409
Income before taxes	6,640	14,364	2,609	5,295	(11,871)	17,037

Total Assets:
March 31, 2007	$1,090,790	$2,259,763	$160,950	$438,550	$(428,367)	$3,521,686
March 31, 2006	$1,137,641	$2,220,605	$195,965	$193,308	$(389,802)	$3,357,717
December 31, 2006	$1,208,016	$2,277,419	$160,543	$211,325	$(438,729)	$3,418,574

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

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the first quarter of 2007 was $11.1 million compared to $10.9 for the first quarter of 2006. Diluted net income per share was $0.69 and $0.68 for the first quarter of 2007 and 2006, respectively. During the first quarter of 2007, the Company redeemed its 9.65% trust securities of its wholly-owned subsidiary, BFC Capital Trust I and incurred an after-tax expense of $1.2 million.

Net interest income totaled $36.4 million, an increase of $1.8 million, or 5.1%, over the first quarter of 2006. The increase resulted from the growth in earning assets of $168 million, reaching a total of $3.1 billion at March 31, 2007. The Company’s net interest margin (on a tax equivalent basis) was 4.75% compared to 4.77% for the same period a year ago. The Company’s provision for loan losses was a negative $31,000, a decrease of $712,000 compared to the same period a year ago. Continued strong asset quality combined with low charge-off experience necessitated a reduction in the loan loss reserve according to the Company’s reserve formula. Noninterest income of $13.9 million was up 3.5% over the same period in 2006. Noninterest expense totaled $33.4 million versus $30.3 million for the first quarter of 2006, an increase of $3.1 million, or 10.3%. The Company’s effective tax rate was 34.1% for the first quarter of 2007 compared to 36.1% in the first quarter of 2006.

Total assets at March 31, 2007 increased to $3.5 billion, up $103.1 million from December 31, 2006 and up $163.7 million from March 31, 2006. Total loans were $2.34 billion, up $10.5 million from December 31, 2006 and up $29.7 million from March 31, 2006. Total deposits were $3.07 billion, up $94.9 million from December 31, 2006 and up $134.2 million from March 31, 2006. Stockholders’ equity was $355 million at March 31, 2007, up $7 million from December 31, 2006 and up $44.8 million compared to March 31, 2006.

In September 2005, the Company organized a Community Development Entity known as BancFirst Community Development Corporation and funded the entity with $1 million of equity. The entity was organized to make certain investments in low to moderate income communities and to apply for an allocation of New Markets Tax Credits designed to assist in the development of communities in accordance with the guidelines established for Community Development Entities. The Company did not receive an allocation of tax credits for the 2006 year, however the Company reapplied for an allocation for 2007 and expects a determination to be made in the fall of 2007.

On June 30, 2006, the Company entered into an agreement to sell its 50% ownership in PremierSource, LLC (“PremierSource”). The Company opted to sell this interest to consolidate its insurance sales platform into a single wholly-owned subsidiary. The Company did not have a controlling interest in PremierSource and accounted for the subsidiary on the equity method of accounting. The sale of PremierSource was completed during August 2006 and the Company had an investment in PremierSource of approximately $274,000 at the time of sale. The sale of PremierSource, including future revenue sharing payments, and the loss of future earnings from operating PremierSource did not have a significant impact on the results of the Company’s operations for 2006 and is not expected to have a significant impact on the results of the Company’s operations for 2007.

In August 2006, the Company completed the acquisition of First Bartlesville Bank (“First Bartlesville”), Bartlesville, Oklahoma for cash of approximately $5.6 million. First Bartlesville had total assets of approximately $46.6 million. As a result of the acquisition, First Bartlesville became a wholly-owned subsidiary of BancFirst Corporation and was merged into BancFirst in December 2006. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2006 or for the first quarter of 2007.

On September 6, 2006, the Company entered into an agreement to sell its 75% ownership in Century Life Assurance Company (“Century Life”) to American Underwriters Life Insurance Company. The Company decided to sell this subsidiary as the product line was not strategic for the Company. The effective date of the sale was October 1, 2006. The Company reported approximately $945,000 of income and $111,000 of net income for the third quarter of 2006, and a pre-tax gain on the sale approximating $640,000 during the fourth quarter of 2006. The resulting gain on the sale and the loss of future earnings from operating Century Life did not have a significant impact on the results of the Company’s operations for 2006 or for the first quarter of 2007.

In November 2006, the Company announced its intent to exercise the optional prepayment terms of its 9.65% Junior Subordinated Debentures. The securities were redeemed effective January 15, 2007 for a redemption price equal to 104.825% of the aggregate $25 million liquidation amount of the trust securities plus all accrued and unpaid interest to the redemption date. As a result of the prepayment, the Company incurred a loss of approximately $1.2 million after taxes at the time of the redemption. The loss reflects the premium paid and the acceleration of the unamortized issuance costs.

During the first quarter of 2007 the Company entered into an agreement to acquire Armor Assurance Company (Armor), an insurance agency in Muskogee, Oklahoma for cash of approximately $3.3 million and a $372,000 note payable in three equal annual installments. The transaction was consummated in April 2007. Armor had total assets of approximately $364,000. As a result of the acquisition, Armor was merged with the Company’s existing property casualty agency, Wilcox & Jones, to form Wilcox, Jones & McGrath.

RESULTS OF OPERATIONS

Net interest income for the first quarter of 2007 was $36.4 million, up $1.8 million from the first quarter of 2006. The increase in the net interest income was due to growth in total earning assets of $168 million, reaching a total of $3.1 billion at quarter end. The net interest margin in 2007 decreased slightly to 4.75% from 4.77% for the first quarter of 2006. The slight decrease in the net interest margin was a result of higher costs of interest bearing liabilities.

The Company provided a negative $31,000 for loan losses in the first quarter of 2007, compared to a positive $681,000 for the same period of 2006. Continued strong asset quality combined with low charge-off experience necessitated a reduction in the loan loss reserve according to the Company’s reserve formula. Net loan charge-offs were $176,000 for the first quarter of 2007, compared to $409,000 for the first quarter of 2006. The net charge-offs represent an annualized rate of 0.03% of average total loans for the first quarter of 2007 compared to 0.07% for the first quarter of 2006.

Noninterest income for the first quarter of 2007 increased $473,000 compared to the first quarter of 2006, due to an increase in trust, service charges, and electronic banking revenues which are included in other income. Noninterest expense increased $3.1 million compared to the first quarter of 2006. Noninterest expense included a $1.9 million one time pre-tax expense for the early redemption of the trust preferred securities. The remaining increase of approximately $1.2 million was due in part to the opening of five new branches within the last six months. Income tax expense decreased $413,000 compared to the first quarter of 2006. The effective tax rate on income before taxes was 34.1%, compared to 36.1% for the first quarter of 2006. The reduction in the Company’s 2007 tax rate was due in part to tax credits from certain loan transactions that reduced the Company’s income taxes for the first quarter of 2007.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold increased $277 million from December 31, 2006, and $109 million from March 31, 2006. These increases were mainly from deposit growth in late 2006 and early 2007.

Total securities decreased $2.1 million compared to December 31, 2006 and increased $2.5 million compared to March 31, 2006. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $1.45 million at the end of the first quarter of 2007, compared to an unrealized gain of $154,000 at December 31, 2006 and an unrealized loss of $6.12 million at March 31, 2006. The average taxable equivalent yield on the securities portfolio for the first quarter of 2007 increased to 4.74% from 4.67% for the same quarter of 2006.

Total loans increased $103 million from December 31, 2006 and increased $164 million from March 31, 2006. The increase compared to year end 2006 was due primarily to internal loan growth. The increase from first quarter of 2006 was due to internal growth and the First Bartlesville acquisition. The allowance for loan losses decreased $207,000 from year-end 2006 and $296,000 from the first quarter of 2006. The allowance as a percentage of total loans was 1.18%, 1.19% and 1.20% at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. The allowance to nonperforming and restructured loans at the same dates was 221.90%, 231.41% and 303.31%, respectively.

Nonperforming and restructured loans totaled $12.4 million at March 31, 2007, compared to $12.0 million at December 31, 2006 and $10.2 million at March 31, 2006. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.53%, 0.51% and 0.40%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased $94.9 million compared to December 31, 2006, and $134.2 million compared to March 31, 2006 due to internal growth and the acquisition of First Bartlesville. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 8.76% of total deposits at March 31, 2007, compared to 8.70% at December 31, 2006 and 8.75% at March 31, 2006.

Short-term borrowings increased $23.8 million from December 31, 2006, and $17.0 million from March 31, 2006. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $469,000 from year-end 2006 and $2.48 million from the first quarter of 2006. The decrease since the first quarter and year end of 2006 was due to scheduled principal payments. The Company uses these borrowings primarily to match-fund long-term fixed-rate loans.

Stockholders’ equity increased $7.1 million from year-end 2006 and $44.8 million from the first quarter of 2006, due to accumulated earnings. Average stockholders’ equity to average assets for the first quarter of 2007 was 10.18%, compared to 9.50% for the first quarter of 2006. The Company’s leverage ratio and total risk-based capital ratio were 9.79% and 13.95%, respectively, at March 31, 2007, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2007	2006
Per Common Share Data
Net income – basic	$0.71	$0.69
Net income – diluted	0.69	0.68
Cash dividends	0.18	0.16
Performance Data
Return on average assets	1.31%	1.33%
Return on average stockholders’ equity	12.83	14.03
Cash dividend payout ratio	25.35	23.19
Net interest spread	3.72	3.95
Net interest margin	4.75	4.77
Efficiency ratio	66.50	63.09
Net charge-offs	0.03	0.07

	March 31,		December 31,
	2007	2006	2006
Balance Sheet Data
Book value per share	$22.61	$19.81	$22.10
Tangible book value per share	20.09	17.35	19.57
Average loans to deposits (year-to-date)	77.50%	80.39%	79.19%
Average earning assets to total assets (year-to-date)	90.77	89.55	90.20
Average stockholders’ equity to average assets (year-to-date)	10.18	9.50	9.68
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.53%	0.40%	0.51%
Nonperforming and restructured assets to total assets	0.39	0.36	0.40
Allowance for loan losses to total loans	1.18	1.20	1.19
Allowance for loan losses to nonperforming and restructured loans	221.90	273.46	231.41

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,338,682	$46,630	8.09%	$2,312,905	$42,247	7.41%
Securities – taxable	389,466	4,400	4.58	405,477	4,530	4.53
Securities – tax exempt	35,154	555	6.40	40,479	609	6.10
Federal funds sold	369,992	4,861	5.33	206,665	2,224	4.36

Total earning assets	3,133,294	56,446	7.31	2,965,526	49,610	6.78

Nonearning assets:
Cash and due from banks	141,463			175,536
Interest receivable and other assets	204,876			198,152
Allowance for loan losses	(27,651)			(27,576)

Total nonearning assets	318,688			346,112

Total assets	$3,451,982			$3,311,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$419,913	$852	0.82%	$441,381	$780	0.72%
Savings deposits	979,906	9,350	3.87	842,582	6,129	2.95
Time deposits	766,576	8,478	4.49	722,660	6,188	3.47
Short-term borrowings	32,096	398	5.03	40,410	430	4.32
Long-term borrowings	1,131	20	7.17	3,668	55	6.08
Junior subordinated debentures	30,971	665	8.71	51,804	1,103	8.64

Total interest-bearing liabilities	2,230,593	19,763	3.59	2,102,505	14,685	2.83

Interest-free funds:
Noninterest-bearing deposits	851,365			870,417
Interest payable and other liabilities	18,514			24,094
Stockholders’ equity	351,510			314,622

Total interest free funds	1,221,389			1,209,133

Total liabilities and stockholders’ equity	$3,451,982			$3,311,638

Net interest income		$36,683			$34,925

Net interest spread			3.72%			3.95%

Net interest margin			4.75%			4.77%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2006, the date of its annual report to stockholders.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificates for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

Exhibit Number	Exhibit
4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on From S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.10	Form of Identure relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included in Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Eigth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarter Report on From 10-Q for the Quarter Ended September 30, 2006 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarter Report on From 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

10.7	Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Quarter Report on From 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Exhibit
32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date May 9, 2007	/s/ Joe T. Shockley, Jr.
(Signature)
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer