Form 10-Q
period 2007-06-30
BANCFIRST CORP /OK/
filed 2007-08-07
CIK 760498

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007 there were 15,724,536 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in thousands, except per share data)

	June 30,		December 31, 2006
	2007	2006
ASSETS
Cash and due from banks	$139,858	$158,848	$148,487
Interest-bearing deposits with banks	2,343	15,666	6,470
Federal funds sold	461,000	272,430	335,000
Securities (market value: $459,130, $434,551 and $432,945, respectively)	459,271	434,696	432,910
Loans:
Total loans (net of unearned interest)	2,345,838	2,339,959	2,325,548
Allowance for loan losses	(27,568)	(28,227)	(27,700)

Loans, net	2,318,270	2,311,732	2,297,848
Premises and equipment, net	85,012	76,330	82,336
Other real estate owned	926	2,329	1,379
Intangible assets, net	8,560	6,599	7,294
Goodwill	34,285	31,675	32,512
Accrued interest receivable	26,354	22,469	25,680
Other assets	65,987	56,915	48,658

Total assets	$3,601,866	$3,389,689	$3,418,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$915,057	$898,488	$866,787
Interest-bearing	2,236,496	2,056,472	2,107,518

Total deposits	3,151,553	2,954,960	2,974,305
Short-term borrowings	35,858	33,860	23,252
Accrued interest payable	7,562	6,688	7,988
Other liabilities	14,478	18,118	11,531
Long-term borrowings	1,064	2,660	1,339
Junior subordinated debentures	26,804	51,804	51,804
Minority interest	—	1,169	—

Total liabilities	3,237,319	3,069,259	3,070,219

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,724,536, 15,716,195 and 15,764,310; respectively	15,725	15,718	15,764
Capital surplus	62,291	59,227	61,418
Retained earnings	287,515	250,486	271,073
Accumulated other comprehensive income (loss), net of income tax of $(530), $(2,703) and $54, respectively	(984)	(5,001)	100

Total stockholders’ equity	364,547	320,430	348,355

Total liabilities and stockholders’ equity	$3,601,866	$3,389,689	$3,418,574

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$47,216	$44,221	$93,731	$86,357
Securities:
Taxable	4,688	4,302	9,088	8,832
Tax-exempt	344	382	705	777
Federal funds sold	6,039	3,336	10,864	5,444
Interest-bearing deposits with banks	29	117	65	233

Total interest income	58,316	52,358	114,453	101,643

INTEREST EXPENSE
Deposits	19,817	14,999	38,497	28,095
Short-term borrowings	551	459	949	889
Long-term borrowings	19	44	39	99
Junior subordinated debentures	492	1,103	1,157	2,206

Total interest expense	20,879	16,605	40,642	31,289

Net interest income	37,437	35,753	73,811	70,354
Provision for loan losses	132	917	101	1,598

Net interest income after provision for loan losses	37,305	34,836	73,710	68,756

NONINTEREST INCOME
Trust revenue	1,413	1,462	2,871	2,939
Service charges on deposits	7,432	7,336	14,042	13,911
Securities transactions	339	139	566	139
Income from sales of loans	480	499	1,220	905
Insurance commissions and premiums	1,703	1,826	2,942	3,255
Other	3,868	3,470	7,476	6,992

Total noninterest income	15,235	14,732	29,117	28,141

NONINTEREST EXPENSE
Salaries and employee benefits	18,937	17,346	37,727	34,964
Occupancy and fixed assets expense, net	2,047	1,941	4,125	4,002
Depreciation	1,761	1,678	3,570	3,236
Amortization of intangible assets	255	234	507	464
Data processing services	655	611	1,319	1,236
Net expense (income) from other real estate owned	104	44	15	(11)
Marketing and business promotion	1,578	1,509	3,159	3,213
Early Extinguishment of Debt	—	—	1,894	—
Other	6,281	7,463	12,723	14,014

Total noninterest expense	31,618	30,826	65,039	61,118

Income before taxes	20,922	18,742	37,788	35,779
Income tax expense	(7,520)	(6,533)	(13,263)	(12,689)

Net income	13,402	12,209	24,525	23,090
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	(2,149)	(932)	(1,452)	(1,943)
Reclassification adjustment for (gains) losses included in net income	220	(89)	368	(90)

Comprehensive income	$11,473	$11,188	$23,441	$21,057

NET INCOME PER COMMON SHARE
Basic	$0.85	$0.78	$1.56	$1.47

Diluted	$0.83	$0.76	$1.52	$1.44

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
COMMON STOCK
Issued at beginning of period	$15,722	$15,688	$15,764	$15,637
Shares issued	3	30	14	81
Shares acquired and canceled	—	—	(53)	—

Issued at end of period	$15,725	$15,718	$15,725	$15,718

CAPITAL SURPLUS
Balance at beginning of period	$61,868	$58,196	$61,418	$57,264
Common stock issued	423	1,031	873	1,963

Balance at end of period	$62,291	$59,227	$62,291	$59,227

RETAINED EARNINGS
Balance at beginning of period	$276,943	$240,794	$271,073	$232,416
Net income	13,402	12,209	24,525	23,090
Dividends on common stock	(2,830)	(2,517)	(5,670)	(5,020)
Common stock acquired and canceled	—	—	(2,413)	—

Balance at end of period	$287,515	$250,486	$287,515	$250,486

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains/(losses) on securities:
Balance at beginning of period	$945	$(3,980)	$100	$(2,968)
Net change	(1,929)	(1,021)	(1,084)	(2,033)

Balance at end of period	$(984)	$(5,001)	$(984)	$(5,001)

Total stockholders’ equity	$364,547	$320,430	$364,547	$320,430

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES	$27,612	$20,191

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions and dispositions	(3,991)	—
Purchases of securities:
Held for investment	(3,773)	(11,902)
Available for sale	(80,168)	(80,874)
Maturities of securities:
Held for investment	4,705	4,147
Available for sale	49,569	104,644
Proceeds from sales and calls of securities:
Held for investment	614	1,985
Available for sale	966	407
Net increase in federal funds sold	(126,000)	(186,380)
Purchase of life insurance	(15,000)	—
Purchases of loans	(2,606)	(24,378)
Proceeds from sales of loans	28,998	38,060
Net other increase in loans	(48,017)	(33,237)
Purchases of premises and equipment	(7,062)	(10,499)
Proceeds from the sale of other real estate owned and repossessed assets	4,067	5,289

Net cash used by investing activities	(197,698)	(192,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	148,554	114,294
Net increase in certificates of deposits	28,694	36,147
Net (decrease) increase in short-term borrowings	12,606	(3,316)
Net decrease in long-term borrowings	(275)	(1,458)
Prepayment of Jr. Subordinated Debentures	(25,000)	—
Issuance of common stock	887	2,044
Acquisition of common stock	(2,466)	—
Cash dividends paid	(5,670)	(5,020)

Net cash provided by financing activities	157,330	142,691

Net decrease in cash and due from banks	(12,756)	(29,856)
Cash and due from banks at the beginning of the period	154,957	204,370

Cash and due from banks at the end of the period	$142,201	$174,514

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$41,068	$30,067

Cash paid during the period for income taxes	$11,951	$10,468

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, Wilcox Jones & McGrath, Inc., and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Citibanc Insurance Agency, Inc., BancFirst Agency, Inc., Lenders Collection Corporation, BancFirst Community Development Corporation, Council Oak Real Estate, Inc. and PremierSource LLC. PremierSource LLC was sold in August 2006 and Century Life Assurance Company was sold effective October 2006. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

In February 2007, the FASB issued FAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” FAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. FAS 159 also requires entities to report those financial assets and financial liabilities measure at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, FAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of FAS 157. The Company has not yet determined if, or to what extent, the Company will elect to use the fair value option to value financial assets and liabilities or the impact that the implementation of FAS 159 will have on the Company’s consolidated financial statements.

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

In August 2006, the Company completed the acquisition of First Bartlesville Bank (“First Bartlesville”), Bartlesville, Oklahoma for cash of approximately $5.6 million. First Bartlesville had total assets of approximately $46.6 million. As a result of the acquisition, First Bartlesville became a wholly-owned subsidiary of BancFirst Corporation and was merged into BancFirst in December 2006. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2006 or 2007.

On September 6, 2006, the Company entered into an agreement to sell its 75% ownership in Century Life Assurance Company (“Century Life”) to American Underwriters Life Insurance Company. The Company decided to sell this subsidiary as the product line was not strategic for the Company. The effective date of the sale was October 1, 2006. Century Life reported approximately $945,000 of revenues and $111,000 of net income for the third quarter of 2006, and the Company reported a pre-tax gain on the sale approximating $640,000 during the fourth quarter of 2006. The resulting gain on the sale and the loss of future earnings from operating Century Life did not have a significant impact on the results of the Company’s operations for 2006 or 2007.

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

In June 2007, the Company entered into an agreement to sell one of its investments held by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, that resulted in a one-time gain of approximately $7.8 million. The transaction was consummated on August 1, 2007. The Company intends to make a $1 million contribution to its charitable foundation with the funds from the gain. This one-time gain, net of related expenses, income taxes and the intended contribution is expected to have a net income effect of approximately $3.9 million.

In July 2007, the Company was awarded the $3 million bond claim by their fidelity bond carrier for the $3.3 million cash shortfall that was reported in the second quarter of 2005. See Note 14 – Commitments and Contingent Liabilities for further details.

(4) SECURITIES

The table below summarizes securities held for investment and securities available for sale (dollars in thousands).

	June 30,		December 31, 2006
	2007	2006
Held for investment at cost (market value; $24,696, $36,196 and $26,087, respectively)	$24,837	$36,341	$26,052
Available for sale, at market value	434,434	398,355	406,858

Total	$459,271	$434,696	$432,910

The table below summarizes the maturity of securities (dollars in thousands).

	June 30,		December 31, 2006
	2007	2006
Contractual maturity of debt securities:
Within one year	$120,713	$97,657	$95,492
After one year but within five years	256,206	289,112	275,721
After five years	68,574	35,036	49,171

Total debt securities	445,493	421,805	420,384
Equity securities	13,778	12,891	12,526

Total	$459,271	$434,696	$432,910

The Company held 133 and 86 debt securities available for sale that had unrealized gains as of June 30, 2007 and 2006, respectively. These securities had a market value totaling approximately $69.9 million and $6.4 million, respectively, and unrealized gains totaling approximately $299,000 and $200,000, respectively. The Company also held 185 and 252 debt securities available for sale that had unrealized losses at June 30, 2007 and 2006, respectively. These securities had a market value totaling $327.5 million and $360.3 million and unrealized losses totaling $5.4 million and $9.9 million, respectively. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these debt securities until the unrealized losses are recovered.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	June 30,				December 31 2006
	2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$447,817	19.09%	$429,759	18.37%	$400,858	17.24%
Oil & gas production & equipment	85,975	3.67	97,997	4.19	97,090	4.18
Agriculture	73,834	3.15	72,208	3.09	80,743	3.47
State and political subdivisions:
Taxable	5,384	0.23	2,609	0.11	3,131	0.14
Tax-exempt	9,135	0.39	12,193	0.52	12,328	0.53
Real Estate:
Construction	206,743	8.81	224,458	9.59	223,561	9.61
Farmland	86,380	3.68	79,435	3.39	83,904	3.61
One to four family residences	514,428	21.93	518,118	22.14	516,727	22.22
Multifamily residential properties	17,755	0.76	11,567	0.49	11,415	0.49
Commercial	618,812	26.38	596,209	25.48	610,133	26.24
Consumer	255,500	10.89	268,066	11.46	258,133	11.10
Other	24,075	1.02	27,340	1.17	27,525	1.17

Total loans	$2,345,838	100.00%	$2,339,959	100.00%	$2,325,548	100.00%

Loans held for sale (included above)	$10,340		$10,776		$9,935

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

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$27,493	$27,789	$27,700	$27,517

Charge-offs	(226)	(709)	(714)	(1,376)
Recoveries	169	230	481	488

Net charge-offs	(57)	(479)	(233)	(888)

Provisions charged to operations	132	917	101	1,598

Balance at end of period	$27,568	$28,227	$27,568	$28,227

The net charge-offs by category are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Commercial, financial and other	$(39)	$7	$(50)	$223
Real estate – construction	(1)	15	(24)	66
Real estate – mortgage	19	260	9	293
Consumer	78	197	298	306

Total	$57	$479	$233	$888

(6) NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets (dollars in thousands):

	June 30,		December 31, 2006
	2007	2006
Past due over 90 days and still accruing	$1,276	$612	$1,884
Nonaccrual	13,372	7,244	9,371
Restructured	912	727	715

Total nonperforming and restructured loans	15,560	8,583	11,970
Other real estate owned and repossessed assets	1,098	2,657	1,675

Total nonperforming and restructured assets	$16,658	$11,240	$13,645

Nonperforming and restructured loans to total loans	0.66%	0.37%	0.51%

Nonperforming and restructured assets to total assets	0.46%	0.33%	0.40%

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	June 30,				December 31, 2006
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$7,280	$(2,424)	$7,972	$(3,456)	$8,897	$(3,623)
Customer relationship
intangibles	4,081	(377)	2,308	(225)	2,308	(288)

Total	$11,361	$(2,801)	$10,280	$(3,681)	$11,205	$(3,911)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization:
Three months ended June 30, 2007	$255
Three months ended June 30, 2006	234
Six months ended June 30, 2007	507
Six months ended June 30, 2006	464
Year ended December 31, 2006	981

Estimated Amortization:
Year ended December 31,
2007	$968
2008	898
2009	898
2010	898
2011	898

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(dollars in thousands)
Three Months Ended:
June 30, 2007
Balance at beginning of period	$6,150	$23,253	$2,485	$624	—	$32,512
Acquisitions	—	—	1,773	—	—	1,773

Balance at end of period	$6,150	$23,253	$4,258	$624	—	$34,285

June 30, 2006
Balance at beginning of period	$6,150	$22,416	$2,485	$624	—	$31,675
Acquisitions	—	—	—	—	—	—

Balance at end of period	$6,150	$22,416	$2,485	$624	—	$31,675

Six Months Ended:
June 30, 2007
Balance at beginning of period	$6,150	$23,253	$2,485	$624	—	$32,512
Acquisitions	—	—	1,773	—	—	1,773

Balance at end of period	$6,150	$23,253	$4,258	$624	—	$34,285

June 30, 2006
Balance at beginning of period	$6,150	$22,201	$2,485	$624	—	$31,460
Adjustments	—	215	—	—	—	215

Balance at end of period	$6,150	$22,416	$2,485	$624	—	$31,675

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

	Minimum Required	June 30,		December 31, 2006
		2007	2006
		(dollars in thousands)
Tier 1 capital		$348,663	$339,306	$359,430
Total capital		$377,602	$368,267	$388,581
Risk-adjusted assets		$2,690,441	$2,615,062	$2,620,376
Leverage ratio	3.00%	9.80%	10.13%	10.64%
Tier 1 capital ratio	4.00%	12.96%	12.98%	13.72%
Total capital ratio	8.00%	14.03%	14.08%	14.83%

As of June 30, 2007 and 2006, and December 31, 2006, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of the Company’s capital category that management believes would change its category.

(9) STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001 to increase the shares authorized to be purchased by 555,832 shares and was amended again in August 2002 to increase the number of shares authorized to be purchased by 364,530 shares. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. The stock repurchase plan has been temporarily suspended until completion of the “modified Dutch auction” described in Note 15 – Tender Offer. At June 30, 2007 there were 233,052 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Number of shares repurchased	—	—	53,000	—
Average price of shares repurchased	—	—	$46.47	—

(10) SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In May 2006, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,500,000. At June 30, 2007, 90,860 shares were available for future grants. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of the grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2007 will become exercisable through the year 2014. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. In May 2006, the Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 180,000 shares. At June 30, 2007, 35,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2007 will become exercisable through the year 2011. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

Below is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Six Months Ended June 30, 2007
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,140,517	$24.41
Options granted	99,500	46.75
Options exercised	(11,500)	13.90
Options canceled	—	—

Outstanding at June 30, 2007	1,228,517	26.32	10.01	$20,265

Exercisable at June 30, 2007	566,201	17.64	8.16	$14,255

Below is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average grant-date fair value per share of options granted	$16.50	$14.74	$17.57	$11.72
Total intrinsic value of options exercised	42	743	388	2,212
Cash received from options exercised	34	486	160	1,094
Tax benefit realized from options exercised	16	287	150	856

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

For the three months ended June 30, 2007 and 2006, the Company recorded share-based employee compensation expense of approximately $199,000 and $150,000, respectively, net of tax and approximately $373,000 and $292,000 for the six months ended June 30, 2007 and 2006, respectively.

The Company will continue to amortize the remaining fair value of these stock options of approximately $3.2 million, net of tax, over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	Three Months Ended June 30,
	2007		2006
Risk-free interest rate	4.73%		4.95%
Dividend yield	1.50%		2.00%
Stock price volatility	25.85%		25.38%
Expected term	10	Yrs	10	Yrs

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Unrealized gain (loss) during the period:
Before-tax amount	$(3,307)	$(1,441)	$(2,234)	$(2,997)
Tax (expense) benefit	1,158	509	782	1,054

Net-of-tax amount	$(2,149)	$(932)	$(1,452)	$(1,943)

The amount of unrealized gain or loss, net of tax, included in accumulated other comprehensive income is summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Unrealized gain (loss) on securities:
Beginning balance	$945	$(3,980)	$100	$(2,968)
Current period change	(2,149)	(932)	(1,452)	(1,943)
Reclassification adjustment for (gains) losses included in net income	220	(89)	368	(90)

Ending balance	$(984)	$(5,001)	$(984)	$(5,001)

(12) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows (dollars in thousands, except per share data):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2007
Basic
Income available to common stockholders	$13,402	15,723,483	$0.85

Effect of stock options	—	333,285

Diluted
Income available to common stockholders plus assumed exercises of stock options	$13,402	16,056,768	$0.83

Three Months Ended June 30, 2006
Basic
Income available to common stockholders	$12,209	15,702,060	$0.78

Effect of stock options	—	378,363

Diluted
Income available to common stockholders plus assumed exercises of stock options	$12,209	16,080,423	$0.76

Six Months Ended June 30, 2007
Basic
Income available to common stockholders	$24,525	15,751,110	$1.56

Effect of stock options	—	349,110

Diluted
Income available to common stockholders plus assumed exercises of stock options	$24,525	16,100,220	$1.52

Six Months Ended June 30, 2006
Basic
Income available to common stockholders	$23,090	15,684,466	$1.47

Effect of stock options	—	376,725

Diluted
Income available to common stockholders plus assumed exercises of stock options	$23,090	16,061,192	$1.44

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended June 30, 2007	237,016	$46.20
Three Months Ended June 30, 2006	3,646	$43.76
Six Months Ended June 30, 2007	208,276	$46.18
Six Months Ended June 30, 2006	3,646	$43.76

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

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
June 30, 2007
Net interest income (expense)	$11,583	$24,207	$2,094	$(432)	$(15)	$37,437
Noninterest income	2,115	7,622	4,739	14,910	(14,151)	15,235
Income before taxes	7,543	15,377	3,007	9,179	(14,184)	20,922
June 30, 2006
Net interest income (expense)	$11,241	$24,476	$1,858	$(1,808)	$(14)	$35,753
Noninterest income	2,024	7,321	4,781	13,410	(12,804)	14,732
Income before taxes	7,011	15,820	2,066	6,620	(12,775)	18,742
Six Months Ended:
June 30, 2007
Net interest income (expense)	$22,731	$47,703	$4,002	$(596)	$(29)	$73,811
Noninterest income	4,006	14,557	9,143	28,678	(27,267)	29,117
Income before taxes	14,527	29,802	5,609	15,114	(27,264)	37,788
June 30, 2006
Net interest income (expense)	$21,830	$48,206	$4,104	$(3,757)	$(29)	$70,354
Noninterest income	3,996	14,010	8,978	25,847	(24,690)	28,141
Income before taxes	13,651	30,184	4,675	11,915	(24,646)	35,779

Total Assets:
June 30, 2007	$1,126,799	$2,290,303	$156,130	$468,299	$(439,665)	$3,601,866
June 30, 2006	$1,217,161	$2,211,016	$187,331	$172,000	$(397,819)	$3,389,689
December 31, 2006	$1,208,016	$2,277,419	$160,543	$211,325	$(438,729)	$3,418,574

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

During the third quarter of 2005, it became apparent that the Company’s investigation was going to take much longer than management and the Company’s consultant originally expected. Specifically, the time frame for ongoing criminal investigation of the matter and the possibility of litigation amongst the parties had created uncertainty as to the timing of any recovery under the fidelity bond. While management still expected a significant recovery under its fidelity bond coverage, the amount and timing of the recovery was no longer reasonably estimable. As a result, the Company believed it was prudent to write off, and recognize as an expense, the $3 million bond claim receivable.

In July 2007, the fidelity bond carrier awarded the Company the $3 million bond claim. The recovery will be included in other non-interest income during the third quarter of 2007.

(15) TENDER OFFER

On August 3, 2007, the Company commenced a modified Dutch Auction self-tender offer for up to 500,000 shares, of its common stock, representing approximately 3.18% of the total shares outstanding. The tender offer price range is from $39.50 to $45.00 per share. Shareholders may specify the number of shares and prices within the tender offer price range at which they are willing to tender their shares. The Company will determine the final purchase price that will enable it to purchase up to the maximum number of shares from those shareholders who agreed to sell shares at or below the purchase price. All shares purchased will be purchased at the final price. If more than 500,000 shares are tendered at or below the purchase price, the excess will be prorated among those shareholders whose shares are being purchased. Cash on hand will be used by the Company to pay for the purchase of the stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the second quarter of 2007 was $13.4 million, compared to $12.2 million for the second quarter of 2006. Diluted net income per share was $0.83, compared to $0.76 for the second quarter of 2006. For the first six months of 2007, net income was $24.5 million, compared to $23.1 million for the first six months of 2006. Diluted net income per share for the first six months of 2007 was $1.52 compared to $1.44 for the first six months of 2006.

Total assets at June 30, 2007 increased to $3.6 billion, up $183 million from December 31, 2006 and up $212 million from June 30, 2006. Total loans at June 30, 2007 increased to $2.35 billion, up $20.3 million from December 31, 2006 and up $5.9 million from June 30, 2006. Total deposits at June 30, 2007 were $3.15 billion, up $177.2 million from December 31, 2006 and up $196.6 million from June 30, 2006. Stockholders’ equity was $365 million at June 30, 2007, up $16 million from December 31, 2006 and up $44 million compared to June 30, 2006.

In June 2007, the Company entered into an agreement to sell one of its investments held by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, that resulted in a one-time gain of approximately $7.8 million. The transaction was consummated on August 1, 2007. The Company intends to make a $1 million contribution to its charitable foundation with the funds from the gain. This one-time gain, net of related expenses, income taxes and the intended contribution is expected to have a net income effect of approximately $3.9 million.

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

On September 6, 2006, the Company entered into an agreement to sell its 75% ownership in Century Life Assurance Company (“Century Life”) to American Underwriters Life Insurance Company. The Company decided to sell this subsidiary as the product line was not strategic for the Company. The effective date of the sale was October 1, 2006. Century Life reported approximately $945,000 of revenues and $111,000 of net income for the third quarter of 2006, and the Company reported a pre-tax gain on the sale approximating $640,000 during the fourth quarter of 2006. The resulting gain on the sale and the loss of future earnings from operating Century Life did not have a significant impact on the results of the Company’s operations for 2006 or 2007.

In August 2006, the Company completed the acquisition of First Bartlesville Bank (“First Bartlesville”), Bartlesville, Oklahoma for cash of approximately $5.6 million. First Bartlesville had total assets of approximately $46.6 million. As a result of the acquisition, First Bartlesville became a wholly-owned subsidiary of BancFirst Corporation and was merged into BancFirst in December 2006. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2006 or 2007.

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

RESULTS OF OPERATIONS

Second Quarter

Net interest income for the second quarter of 2007 was $37.4 million, up $1.7 million from the second quarter of 2006. While the net interest spread for the second quarter decreased 24 basis points to 3.62%, the net interest margin only decreased 10 basis points to 4.68% due to the higher interest rate environment. The company’s average earning assets reached $3.2 billion during the second quarter, an increase of $188 million over June 30 a year ago. Most of the growth in earnings assets was in Federal Funds Sold, up $175.8 million while loans grew $6 million from the second quarter of 2006. The growth in loans and earning assets was supported by deposit growth of $197 million from customer relationships. The loan loss provision was $132,000, down $785,000 from the same period a year ago. Net loan charge-offs were $57,000 for the second quarter of 2007, compared to $479,000 for the second quarter of 2006. While total nonperforming and restructured loans increased to $15.6 million from $8.6 million a year ago, nonperforming loans, 0.46% of assets, and net charge-offs, 0.01% of loans, remain at historically low levels.

Noninterest income totaled $15.2 million, an increase of $503,000 or 3.4%. The increase was due to growth in revenues from transaction accounts, electronic banking services and increase on cash value of life insurance. Noninterest expenses were $31.6 million, an increase of $792,000 or 2.57%. During the quarter the Company benefited from expense reimbursements and other expense reductions approximating $650,000, primarily resulting from lower health care costs and reimbursement of loan fees. The overall increase in noninterest expense was due primarily to the opening of five new branches within the last year. Income tax expense increased $987,000 compared to the second quarter of 2006. The effective tax rate on income before taxes was 35.9%, compared to 34.9% for the second quarter of 2006.

Year-To-Date

Net interest income for the first six months of 2007 was $73.8 million, up $3.5 million over the first six months of 2006. While the net interest spread for the six months of 2007 decreased 24 basis points to 3.67%, the net interest margin only decreased 6 basis points to 4.72% due to the higher interest rate environment. While average earning assets increased by $187.6 million between the first six months of 2007 and the first six months of 2006, average loans increased by $23.8 million in the same period while Federal Funds Sold increase an average of $169.6 million. The increase in average earning assets was substantially funded by an increase in total average deposits of approximately $165.1 million between the first six months of 2007 and the first six months of 2006. The increase in earning assets in lower yielding Federal Funds Sold combined with higher costs of funds compressed our net interest spread while the rising rate environment during this time helped support our net interest margin with only a slight decrease.

The Company provided $101,000 for loan losses in the first six months of 2007, compared to $1.6 million for the same period of 2006. The decrease in the provision for loan losses is a result of the company’s high credit quality and modest loan growth. Net charge-offs were $233,000 for the first six months of 2007 compared to $888,000 for the same period a year ago. The net charge-offs represent an annualized rate of 0.02% of average total loans for the first six months of 2007 versus 0.08% for the first six months of 2006.

Noninterest income of $29.1 million for the first six months of 2007 increased $976,000 compared to the same period in 2006 due to an increase in cash management and electronic banking services, securities transactions, and increased revenues from the acquisition of Armor during the second quarter of 2007. Noninterest expense increased $3.9 million to $65.0 million compared to the first six months of 2006. Noninterest expense included a $1.9 million one time pre-tax expense for the early redemption of the trust preferred securities and expense reimbursements and other expense reductions of approximately $650,000. The remaining increase of approximately $2.65 million was due in part to the opening of five new branches within the last year. Income tax expense increased $574,000 compared to the first six months of 2006. The effective tax rate on income before taxes remained consistent at 35.1% compared to 35.5% for the first six months of 2006.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold increased $312.8 million from December 31, 2006, and $156.3 million from June 30, 2006. The increases resulted from growth in federal funds sold of $375.0 million since December 31, 2006 and $188.6 million since June 30, 2006.

Total securities increased $26.4 million compared to December 31, 2006 and $24.6 million compared to June 30, 2006. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a short maturity on its securities portfolio to manage rate exposure and to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $2.1 million at the end of the second quarter of 2007, compared to an unrealized gain of $154,000 at December 31, 2006 and an unrealized loss of $7.7 million at June 30, 2006. The average taxable equivalent yield on the securities portfolio for the second quarter of 2007 increased to 4.76% from 4.58% for the same quarter of 2006.

Total loans increased $20.3 million from December 31, 2006, and increased $5.9 million from June 30, 2006. The allowance for loan losses decreased $132,000 from year-end 2006 and $659,000 from the second quarter of 2006. The allowance as a percentage of total loans was 1.18%, 1.19% and 1.21% at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. The allowance to nonperforming and restructured loans at the same dates was 177.18%, 231.41% and 328.88%, respectively.

Nonperforming and restructured loans totaled $15.6 million at June 30, 2007, compared to $12.0 million at December 31, 2006 and $8.6 million at June 30, 2006. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.66%, 0.51% and 0.37%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased by $177 million compared to December 31, 2006, and by $197 million compared to June 30, 2006. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 8.78% of total deposits at June 30, 2007, compared to 8.70% at December 31, 2006 and 8.74% at June 30, 2006.

Short-term borrowings increased $12.6 million from December 31, 2006, and $2.0 million from June 30, 2006. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $275,000 from year-end 2006 and $1.6 million from the second quarter of 2006. The Company uses these borrowings primarily to match-fund, long-term fixed rate loans.

Stockholders’ equity increased $16 million from year-end 2006 and $44 million from the second quarter of 2006, due to accumulated earnings offset by dividends. Average stockholders’ equity to average assets for the second quarter of 2007 was 10.11%, compared to 9.46% for the second quarter of 2006. The Company’s leverage ratio and total risk-based capital ratio were 9.80% and 14.03%, respectively, at June 30, 2007, well in excess of the regulatory minimums.

On August 3, 2007, the Company commenced a modified Dutch Auction self-tender offer for up to 500,000 shares, of its common stock, representing approximately 3.18% of the total shares outstanding. The tender offer price range is from $39.50 to $45.00 per share. Shareholders may specify the number of shares and prices within the tender offer price range at which they are willing to tender their shares. The Company will determine the final purchase price that will enable it to purchase up to the maximum number of shares from those shareholders who agreed to sell shares at or below the purchase price. All shares purchased will be purchased at the final price. If more than 500,000 shares are tendered at or below the purchase price, the excess will be prorated among those shareholders whose shares are being purchased. Cash on hand will be used by the Company to pay for the purchase of the stock.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Per Common Share Data
Net income – basic	$0.85	$0.78	$1.56	$1.47
Net income – diluted	0.83	0.76	1.52	1.44
Cash dividends	0.18	0.16	0.36	0.32
Performance Data
Return on average assets	1.51%	1.46%	1.41%	1.40%
Return on average stockholders’ equity	14.93	15.49	13.90	14.76
Cash dividend payout ratio	21.18	20.51	23.08	21.77
Net interest spread	3.62	3.86	3.67	3.91
Net interest margin	4.68	4.78	4.72	4.78
Efficiency ratio	60.03	61.06	63.19	62.05
Net charge-offs to average total loans	0.01	0.08	0.02	0.08

		June 30,		December 31, 2006
		2007	2006
Balance Sheet Data
Book value per share		$23.18	$20.39	$22.10
Tangible book value per share		20.46	17.95	19.57
Average loans to deposits (year-to-date)		76.23%	79.75%	79.19%
Average earning assets to total assets (year-to-date)		90.75	89.86	90.20
Average stockholders’ equity to average assets (year-to-date)		10.14	9.46	9.68
Asset Quality Ratios
Nonperforming and restructured loans to total loans		0.66%	0.37%	0.51%
Nonperforming and restructured assets to total assets		0.46	0.33	0.40
Allowance for loan losses to total loans		1.18	1.21	1.19
Allowance for loan losses to nonperforming and restructured loans		177.18	328.88	231.41

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,333,455	$47,302	8.13%	$2,311,525	$44,335	7.69%
Securities - taxable	400,811	4,688	4.69	389,171	4,302	4.43
Securities - tax exempt	36,443	530	5.83	38,619	587	6.10
Federal funds sold	462,048	6,068	5.27	286,253	3,453	4.84

Total earning assets	3,232,757	58,588	7.27	3,025,568	52,677	6.98

Nonearning assets:
Cash and due from banks	144,695			167,156
Interest receivable and other assets	212,790			191,083
Allowance for loan losses	(27,550)			(27,852)

Total nonearning assets	329,935			330,387

Total assets	$3,562,692			$3,355,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$397,553	$728	0.73%	$435,789	$861	0.79%
Savings deposits	1,044,205	10,146	3.90	870,589	7,199	3.32
Time deposits	783,520	8,944	4.58	735,145	6,939	3.79
Short-term borrowings	43,610	551	5.07	38,759	459	4.75
Long-term borrowings	1,022	19	7.46	2,916	44	6.05
Junior subordinated debentures	26,804	491	7.35	51,804	1,103	8.54

Total interest-bearing liabilities	2,296,714	20,879	3.65	2,135,002	16,605	3.12

Interest-free funds:
Noninterest-bearing deposits	885,271			879,794
Interest payable and other liabilities	20,674			24,956
Stockholders’ equity	360,033			316,203

Total interest free funds	1,265,978			1,220,953

Total liabilities and stockholders’ equity	$3,562,692			$3,355,955

Net interest income		$37,709			$36,072

Net interest spread			3.62%			3.86%

Net interest margin			4.68%			4.78%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

ASSETS
Earning assets:
Loans (1)	$2,336,054	$93,932	8.11%	$2,312,211	$86,583	7.55%
Securities - taxable	395,170	9,088	4.64	397,279	8,832	4.48
Securities - tax exempt	35,802	1,084	6.11	39,544	1,196	6.10
Federal funds sold	416,274	10,929	5.29	246,679	5,677	4.64

Total earning assets	3,183,300	115,033	7.29	2,995,713	102,288	6.89

Nonearning assets:
Cash and due from banks	143,088			171,323
Interest receivable and other assets	208,855			194,598
Allowance for loan losses	(27,600)			(27,715)

Total nonearning assets	324,343			338,206

Total assets	$3,507,643			$3,333,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$408,671	$1,580	0.78%	$438,570	$1,640	0.75%
Savings deposits	1,012,233	19,496	3.88	856,663	13,328	3.14
Time deposits	775,095	17,421	4.53	728,937	13,127	3.63
Short-term borrowings	37,885	949	5.05	39,580	889	4.53
Long-term borrowings	1,076	39	7.31	3,290	99	6.07
Junior subordinated debentures	28,876	1,157	8.08	51,804	2,206	8.59

Total interest-bearing liabilities	2,263,836	40,642	3.62	2,118,844	31,289	2.98

Interest-free funds:
Noninterest-bearing deposits	868,412			875,131
Interest payable and other liabilities	19,600			24,527
Stockholders’ equity	355,795			315,417

Total interest free funds	1,243,807			1,215,075

Total liabilities and stockholders’ equity	$3,507,643			$3,333,919

Net interest income		$74,391			$70,999

Net interest spread			3.67%			3.91%

Net interest margin			4.72%			4.78%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on May 24, 2007, the following matters were voted upon, with the votes indicated below:

	Number of Shares
Description of Proposal	Voted for	Withheld	Broker non-votes
Proposal No. 1-Election of Directors

Class II Directors
William H. Crawford	14,460,293	350,339	456,412
K. Gordon Greer	14,460,193	350,439	456,412
Dr. Donald B. Halverstadt	14,718,427	92,205	456,412
William O. Johnstone	14,460,393	350,239	456,412
Dave R. Lopez	14,802,995	7,637	456,412
Melvin Moran	14,713,635	96,997	456,412
David E. Rainbolt	14,728,203	82,429	456,412

Proposal No. 2-Ratification of Grant Thornton LLP as independent registered public accounting firm	14,798,665	11,967	456,412

Item 6.	Exhibits.

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhbit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificates for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 29, 1999 and incorporated herein by reference).

Exhibit Number	Exhibit
4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.10	For of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included in Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Eighth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended September 30, 2006 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Return on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as exhibit 10.6 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

10.7	Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as exhibit 10.7 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Exhibit
32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Form 8-K dated November 18, 1999 and incorporated herein by reference).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: August 7, 2007	/s/ Joe T. Shockley, Jr.
(Signature)
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer