Form 10-Q
period 2007-09-30
BANCFIRST CORP /OK/
filed 2007-11-08
CIK 760498

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007 there were 15,216,083 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEET

(Unaudited)

(Dollars in thousands, except per share data)

	September 30,		December 31,
	2007	2006	2006
ASSETS
Cash and due from banks	$134,275	$125,601	$148,487
Interest-bearing deposits with banks	3,056	15,076	6,470
Federal funds sold	350,000	352,850	335,000
Securities (market value: $464,539, $422,681 and $432,945, respectively)	464,534	422,650	432,910
Loans:
Total loans (net of unearned interest)	2,399,982	2,332,838	2,325,548
Allowance for loan losses	(28,828)	(28,988)	(27,700)

Loans, net	2,371,154	2,303,850	2,297,848
Premises and equipment, net	87,546	80,236	82,336
Other real estate owned	1,103	2,155	1,379
Intangible assets, net	8,323	7,558	7,294
Goodwill	34,285	32,372	32,512
Accrued interest receivable	26,467	24,733	25,680
Other assets	65,595	57,414	48,658

Total assets	$3,546,338	$3,424,495	$3,418,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$895,586	$871,475	$866,787
Interest-bearing	2,224,189	2,095,581	2,107,518

Total deposits	3,119,775	2,967,056	2,974,305
Short-term borrowings	16,332	37,323	23,252
Accrued interest payable	7,600	6,697	7,988
Other liabilities	16,047	23,292	11,531
Long-term borrowings	909	1,965	1,339
Junior subordinated debentures	26,804	51,804	51,804
Minority interest	—	1,210	—

Total liabilities	3,187,467	3,089,347	3,070,219

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,201,459, 15,742,171 and 15,764,310, respectively	15,201	15,742	15,764
Capital surplus	63,079	60,269	61,418
Retained earnings	277,192	260,390	271,073
Accumulated other comprehensive income (loss), net of income tax of $(1,831), $691 and $(54), respectively	3,399	(1,253)	100

Total stockholders’ equity	358,871	335,148	348,355

Total liabilities and stockholders’ equity	$3,546,338	$3,424,495	$3,418,574

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$48,032	$46,450	$141,763	$132,807
Securities:
Taxable	4,660	4,311	13,748	13,143
Tax-exempt	348	383	1,053	1,160
Federal funds sold	5,383	3,659	16,247	9,103
Interest-bearing deposits with banks	28	118	93	351

Total interest income	58,451	54,921	172,904	156,564

INTEREST EXPENSE
Deposits	20,592	16,972	59,089	45,067
Short-term borrowings	396	407	1,345	1,296
Long-term borrowings	3	35	42	134
Junior subordinated debentures	491	1,103	1,648	3,309

Total interest expense	21,482	18,517	62,124	49,806

Net interest income	36,969	36,404	110,780	106,758
Provision for loan losses	2,248	315	2,349	1,913

Net interest income after provision for loan losses	34,721	36,089	108,431	104,845

NONINTEREST INCOME
Trust revenue	1,778	1,424	4,649	4,363
Service charges on deposits	7,568	7,299	21,610	21,210
Securities transactions	7,723	246	8,289	385
Income from sales of loans	684	783	1,904	1,688
Insurance commissions and premiums	2,000	2,088	4,942	5,343
Insurance recovery	3,139	—	3,139	—
Other	3,898	3,661	11,374	10,653

Total noninterest income	26,790	15,501	55,907	43,642

NONINTEREST EXPENSE
Salaries and employee benefits	19,513	17,741	57,240	52,705
Occupancy and fixed assets expense, net	2,011	2,078	6,136	6,080
Depreciation	1,903	1,759	5,473	4,995
Amortization of intangible assets	237	253	744	717
Data processing services	730	697	2,049	1,933
Net expense from other real estate owned	28	75	43	64
Marketing and business promotion	2,700	1,411	5,859	4,624
Early extinguishment of debt	—	—	1,894	—
Other	8,045	7,595	20,768	21,609

Total noninterest expense	35,167	31,609	100,206	92,727

Income before taxes	26,344	19,981	64,132	55,760
Income tax expense	(9,400)	(7,241)	(22,663)	(19,930)

Net income	16,944	12,740	41,469	35,830
Other comprehensive income, net of tax:
Unrealized gains on securities	2,832	3,908	1,380	1,965
Reclassification adjustment for (gains) losses included in net income	1,551	(160)	1,919	(250)

Comprehensive income	$21,327	$16,488	$44,768	$37,545

NET INCOME PER COMMON SHARE
Basic	$1.08	$0.81	$2.68	$2.28

Diluted	$1.06	$0.79	$2.62	$2.23

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
COMMON STOCK
Issued at beginning of period	$15,725	$15,718	$15,764	$15,637
Shares issued	16	24	30	105
Shares acquired and canceled	(540)	—	(593)	—

Issued at end of period	$15,201	$15,742	$15,201	$15,742

CAPITAL SURPLUS
Balance at beginning of period	$62,291	$59,227	$61,418	$57,264
Common stock issued	788	1,042	1,661	3,005

Balance at end of period	$63,079	$60,269	$63,079	$60,269

RETAINED EARNINGS
Balance at beginning of period	$287,515	$250,486	$271,073	$232,416
Net income	16,944	12,740	41,469	35,830
Dividends on common stock	(3,138)	(2,836)	(8,808)	(7,856)
Common stock acquired and canceled	(24,129)	—	(26,542)	—

Balance at end of period	$277,192	$260,390	$277,192	$260,390

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains/(losses) on securities:
Balance at beginning of period	$(984)	$(5,001)	$100	$(2,968)
Net change	4,383	3,748	3,299	1,715

Balance at end of period	$3,399	$(1,253)	$3,399	$(1,253)

Total stockholders’ equity	$358,871	$335,148	$358,871	$335,148

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES	$62,768	$34,340
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions and dispositions	(3,991)	(5,074)
Purchases of securities:
Held for investment	(6,027)	(12,387)
Available for sale	(99,959)	(80,245)
Maturities of securities:
Held for investment	5,237	14,553
Available for sale	62,013	117,488
Proceeds from sales and calls of securities:
Held for investment	722	2,523
Available for sale	1,184	426
Net increase in federal funds sold	(15,000)	(261,700)
Purchase of life insurance	(15,000)	—
Purchases of loans	(2,682)	(26,740)
Proceeds from sales of loans	42,859	57,243
Net other increase in loans	(121,027)	(8,786)
Purchases of premises and equipment	(10,266)	(14,829)
Proceeds from the sale of other real estate owned and repossessed assets	2,674	6,099

Net cash used by investing activities	(159,263)	(211,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	112,424	49,002
Net increase in certificates of deposits	33,046	71,146
Net (decrease) increase in short-term borrowings	(6,920)	147
Net decrease in long-term borrowings	(430)	(2,153)
Prepayment of Jr. Subordinated Debentures	(25,000)	—
Issuance of common stock	1,298	3,110
Acquisition of common stock	(26,741)	—
Cash dividends paid	(8,808)	(7,856)

Net cash provided by financing activities	78,869	113,396

Net decrease in cash and due from banks	(17,626)	(63,693)
Cash and due from banks at the beginning of the period	154,957	204,370

Cash and due from banks at the end of the period	$137,331	$140,677

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$62,512	$48,575

Cash paid during the period for income taxes	$21,498	$15,311

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, Wilcox Jones & McGrath, Inc., and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, BancFirst Agency, Inc., Lenders Collection Corporation, BancFirst Community Development Corporation, Council Oak Real Estate, Inc. and PremierSource LLC. PremierSource LLC was sold in August 2006 and Century Life Assurance Company was sold effective October 2006. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

During the first quarter of 2007 the Company entered into an agreement to acquire Armor Assurance Company (Armor), an insurance agency in Muskogee, Oklahoma for cash of approximately $3.3 million and a $372,000 note payable in three equal annual installments. The transaction was consummated in April 2007. Armor had total assets of approximately $364,000. As a result of the acquisition, Armor was merged with the Company’s existing property casualty agency, Wilcox & Jones, to form Wilcox, Jones & McGrath. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2007.

In June 2007, the Company entered into an agreement to sell one of its investments held by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, that resulted in a one-time gain of approximately $7.8 million. The transaction was consummated on August 1, 2007 and included in noninterest income – securities transactions in the third quarter of 2007. The Company made a $1 million contribution to its charitable foundation with the funds from the gain. This one-time gain, net of related expenses, income taxes and the contribution had a net income effect of approximately $3.9 million.

In July 2007, the Company was awarded and received the $3.1 million bond claim by their fidelity bond carrier for the $3.3 million cash shortfall that was reported in the second quarter of 2005. See Note 14 – Commitments and Contingent Liabilities for further details.

(4)	SECURITIES

The table below summarizes securities held for investment and securities available for sale (dollars in thousands).

	September 30,		December 31, 2006
	2007	2006
Held for investment at cost (market value; $25,734, $28,003 and $26,087, respectively)	$25,729	$27,972	$26,052
Available for sale, at market value	438,805	394,678	406,858

Total	$464,534	$422,650	$432,910

The table below summarizes the maturity of securities (dollars in thousands).

	September 30,		December 31, 2006
	2007	2006
Contractual maturity of debt securities:
Within one year	$158,178	$81,086	$95,492
After one year but within five years	239,461	304,280	275,721
After five years	53,676	22,973	49,171

Total debt securities	451,315	408,339	420,384
Equity securities	13,219	14,311	12,526

Total	$464,534	$422,650	$432,910

The Company held 174 and 150 debt securities available for sale that had unrealized gains as of September 30, 2007 and 2006, respectively. These securities had a market value totaling approximately $222.0 million and $88.2 million, respectively, and unrealized gains totaling approximately $4.1 million and $1.4 million, respectively. The Company also held 137 and 180 debt securities available for sale that had unrealized losses at September 30, 2007 and 2006, respectively. These securities had a market value totaling $205.1 million and $293.1 million and unrealized losses totaling $1.7 million and $5.3 million, respectively. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these debt securities until the unrealized losses are recovered.

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	September 30,				December 31
	2007		2006		2006
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$479,403	19.98%	$416,292	17.85%	$400,858	17.24%
Oil & gas production & equipment	76,877	3.20	94,368	4.05	97,090	4.18
Agriculture	75,918	3.16	71,484	3.06	80,743	3.47
State and political subdivisions:
Taxable	5,987	0.25	2,903	0.12	3,131	0.14
Tax-exempt	9,620	0.40	12,173	0.52	12,328	0.53
Real Estate:
Construction	210,103	8.76	223,202	9.57	223,561	9.61
Farmland	92,082	3.84	79,948	3.43	83,904	3.61
One to four family residences	509,561	21.23	526,275	22.56	516,727	22.22
Multifamily residential properties	18,772	0.78	11,331	0.49	11,415	0.49
Commercial	628,435	26.19	599,996	25.72	610,133	26.24
Consumer	270,589	11.28	267,426	11.46	258,133	11.10
Other	22,635	0.93	27,440	1.17	27,525	1.17

Total loans	$2,399,982	100.00%	$2,332,838	100.00%	$2,325,548	100.00%

Loans held for sale (included above)	$6,860		$11,384		$9,935

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

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$27,568	$28,227	$27,700	$27,517

Charge-offs	(1,147)	(708)	(1,861)	(2,084)
Recoveries	159	645	640	1,133

Net charge-offs	(988)	(63)	(1,221)	(951)

Provisions charged to operations	2,248	315	2,349	1,913
Additions from acquisitions	—	509	—	509

Total additions	2,248	824	2,349	2,422

Balance at end of period	$28,828	$28,988	$28,828	$28,988

The net charge-offs by category are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Commercial, financial and other	$302	$71	$252	$294
Real estate – construction	576	57	552	123
Real estate – mortgage	(4)	(345)	5	(52)
Consumer	114	280	412	586

Total	$988	$63	$1,221	$951

(6)	NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets (dollars in thousands):

	September 30,		December 31,
	2007	2006	2006
Past due over 90 days and still accruing	$1,022	$727	$1,884
Nonaccrual	13,146	8,960	9,371
Restructured	989	782	715

Total nonperforming and restructured loans	15,157	10,469	11,970
Other real estate owned and repossessed assets	1,300	2,548	1,675

Total nonperforming and restructured assets	$16,457	$13,017	$13,645

Nonperforming and restructured loans to total loans	0.63%	0.45%	0.51%

Nonperforming and restructured assets to total assets	0.46%	0.38%	0.40%

(7)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	September 30,				December 31,
	2007		2006		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$7,280	$(2,603)	$8,897	$(3,391)	$8,897	$(3,623)
Customer relationship intangibles	4,081	(434)	2,308	(256)	2,308	(288)

Total	$11,361	$(3,037)	$11,205	$(3,647)	$11,205	$(3,911)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization:
Three months ended September 30, 2007	$237
Three months ended September 30, 2006	253
Nine months ended September 30, 2007	744
Nine months ended September 30, 2006	717
Year ended December 31, 2006	981

Estimated Amortization:
Year ended December 31,
2007	$968
2008	898
2009	898
2010	898
2011	898

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(dollars in thousands)
Three Months Ended:
September 30, 2007
Balance at beginning of period	$6,150	$23,253	$4,258	$624	—	$34,285
Acquisitions	—	—	—	—	—	—

Balance at end of period	$6,150	$23,253	$4,258	$624	—	$34,285

September 30, 2006
Balance at beginning of period	$6,150	$22,416	$2,485	$624	—	$31,675
Acquisitions	—	697	—	—	—	697

Balance at end of period	$6,150	$23,113	$2,485	$624	—	$32,372

Nine Months Ended:
September 30, 2007
Balance at beginning of period	$6,150	$23,253	$2,485	$624	—	$32,512
Acquisitions	—	—	1,773	—	—	1,773

Balance at end of period	$6,150	$23,253	$4,258	$624	—	$34,285

September 30, 2006
Balance at beginning of period	$6,150	$22,201	$2,485	$624	—	$31,460
Acquisitions	—	697	—	—	—	697
Adjustments	—	215	—	—	—	215

Balance at end of period	$6,150	$23,113	$2,485	$624	—	$32,372

(8)	STOCKHOLDER’S EQUITY

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

	Minimum Required	September 30,		December 31, 2006
		2007	2006
		(dollars in thousands)
Tier 1 capital		$338,841	$348,659	$359,430
Total capital		$368,680	$378,381	$388,581
Risk-adjusted assets		$2,719,618	$2,626,607	$2,620,376
Leverage ratio	3.00%	9.67%	10.30%	10.64%
Tier 1 capital ratio	4.00%	12.46%	13.27%	13.72%
Total capital ratio	8.00%	13.56%	14.41%	14.83%

As of September 30, 2007 and 2006, and December 31, 2006, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of the Company’s capital category that management believes would change its category.

In September 2007, the Company completed a modified Dutch Auction self-tender offer and purchased 539,453 shares of its common stock for the maximum offer price of $45.00 per share. Cash on hand was used to pay for the purchase of the stock.

(9)	STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August of 2002, and September of 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At September 30, 2007 there were 600,000 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Number of shares repurchased	—	—	53,000	—
Average price of shares repurchased	—	—	$46.47	—

(10)	SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In May 2006, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,500,000. At September 30, 2007, 92,160 shares were available for future grants. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of the grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2007 will become exercisable through the year 2014. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. In May 2006, the Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 180,000 shares. At September 30, 2007, 35,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2007 will become exercisable through the year 2011. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

Below is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Nine Months Ended September 30, 2007
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,138,017	$24.43
Options granted	119,500	45.80
Options exercised	(27,876)	17.49
Options canceled	(18,800)	44.65

Outstanding at September 30, 2007	1,210,841	26.39	9.80	$22,378

Exercisable at September 30, 2007	561,649	17.64	7.96	$15,260

Below is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average grant-date fair value per share of options granted	$16.20	$15.00	$17.34	$12.91
Total intrinsic value of options exercised	428	833	816	3,045
Cash received from options exercised	328	386	488	1,480
Tax benefit realized from options exercised	166	322	316	1,178

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

For the three months ended September 30, 2007 and 2006, the Company recorded share-based employee compensation expense of approximately $184,000 and $150,000, respectively, net of tax and approximately $557,000 and $442,000 for the nine months ended September 30, 2007 and 2006, respectively.

The Company will continue to amortize the remaining fair value of these stock options of approximately $3.2 million, net of tax, over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	Three Months Ended September 30,
	2007	2006
Risk-free interest rate	4.90%	4.95%
Dividend yield	1.50%	2.00%
Stock price volatility	28.52%	25.38%
Expected term	10 Yrs	10 Yrs

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Unrealized gain during the period:
Before-tax amount	$4,358	$6,006	$2,124	$3,009
Tax expense	(1,526)	(2,098)	(744)	(1,044)

Net-of-tax amount	$2,832	$3,908	$1,380	$1,965

The amount of unrealized gain or loss, net of tax, included in accumulated other comprehensive income is summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Unrealized gain (loss) on securities:
Beginning balance	$(984)	$(5,001)	$100	$(2,968)
Current period change	2,832	3,908	1,380	1,965
Reclassification adjustment for (gains) losses included in net income	1,551	(160)	1,919	(250)

Ending balance	$3,399	$(1,253)	$3,399	$(1,253)

(12)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows (dollars in thousands, except per share data):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2007
Basic
Income available to common stockholders	$16,944	15,620,336	$1.08

Effect of stock options	—	330,732

Diluted
Income available to common stockholders plus assumed exercises of stock options	$16,944	15,951,068	$1.06

Three Months Ended September 30, 2006
Basic
Income available to common stockholders	$12,740	15,732,307	$0.81

Effect of stock options	—	380,502

Diluted
Income available to common stockholders plus assumed exercises of stock options	$12,740	16,112,809	$0.79

Nine Months Ended September 30, 2007
Basic
Income available to common stockholders	$41,469	15,471,124	$2.68

Effect of stock options	—	342,598

Diluted
Income available to common stockholders plus assumed exercises of stock options	$41,469	15,813,722	$2.62

Nine Months Ended September 30, 2006
Basic
Income available to common stockholders	35,830	15,700,588	$2.28

Effect of stock options	—	377,853

Diluted
Income available to common stockholders Plus assumed exercises of stock options	$35,830	16,078,441	$2.23

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended September 30, 2007	241,109	$45.72
Three Months Ended September 30, 2006	5,837	$47.79
Nine Months Ended September 30, 2007	218,535	$46.01
Nine Months Ended September 30, 2006	1,967	$47.79

(13)	SEGMENT INFORMATION

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

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
September 30, 2007
Net interest income (expense)	$11,600	$24,372	$1,591	$(580)	$(14)	$36,969
Noninterest income	2,079	7,853	13,054	26,299	(22,495)	26,790
Income before taxes	6,876	14,225	10,143	17,488	(22,388)	26,344
September 30, 2006
Net interest income (expense)	$11,524	$24,936	$1,776	$(1,818)	$(14)	$36,404
Noninterest income	1,930	7,571	5,561	13,911	(13,472)	15,501
Income before taxes	7,539	16,604	2,406	6,855	(13,423)	19,981
Nine Months Ended:
September 30, 2007
Net interest income (expense)	$34,331	$72,075	$5,593	$(1,176)	$(43)	$110,780
Noninterest income	6,085	22,410	22,197	54,977	(49,762)	55,907
Income before taxes	21,403	44,027	15,752	32,602	(49,652)	64,132
September 30, 2006
Net interest income (expense)	$33,354	$73,142	$5,880	$(5,575)	$(43)	$106,758
Noninterest income	5,926	21,581	14,539	39,758	(38,162)	43,642
Income before taxes	21,190	46,788	7,081	18,770	(38,069)	55,760

Total Assets:
September 30, 2007	$1,075,536	$2,297,990	$155,553	$460,949	$(443,690)	$3,546,338
September 30, 2006	$1,188,993	$2,248,826	$177,416	$223,389	$(414,129)	$3,424,495
December 31, 2006	$1,208,016	$2,277,419	$160,543	$211,325	$(438,729)	$3,418,574

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

In July 2007, the fidelity bond carrier awarded the Company the $3.1 million bond claim. The recovery was included in other non-interest income during the third quarter of 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the third quarter of 2007 was $16.9 million, compared to $12.7 million for the third quarter of 2006. Diluted net income per share was $1.06, compared to $0.79 for the third quarter of 2006. For the first nine months of 2007, net income was $41.5 million, compared to $35.8 million for the first nine months of 2006. Diluted net income per share for the first nine months of 2007 was $2.62 compared to $2.23 for the first nine months of 2006.

Total assets at September 30, 2007 increased to $3.5 billion, up $128 million from December 31, 2006 and up $122 million from September 30, 2006. Total loans at September 30, 2007 increased to $2.40 billion, up $74.4 million from December 31, 2006 and up $67.1 million from September 30, 2006. Total deposits at September 30, 2007 were $3.12 billion, up $145.5 million from December 31, 2006 and up $152.7 million from September 30, 2006. Stockholders’ equity was $359 million at September 30, 2007, up $11 million from December 31, 2006 and up $24 million compared to September 30, 2006.

In September 2007, the Company completed a modified Dutch Auction self-tender offer and purchased 539,453 shares of its common stock for the maximum offer price of $45.00 per share. Cash on hand was used to pay for the purchase of the stock.

In July 2007, the Company was awarded and received the $3.1 million bond claim by their bond carrier for the $3.3 million cash shortfall that was reported in the second quarter of 2005. See Note 14 – Commitments and Contingent Liabilities for further details.

In June 2007, the Company entered into an agreement to sell one of its investments held by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, that resulted in a one-time gain of approximately $7.8 million. The transaction was consummated on August 1, 2007 and included in noninterest income – securities transactions in the third quarter of 2007. The Company made a $1 million contribution to its charitable foundation with the funds from the gain. This one-time gain, net of related expenses, income taxes and the contribution had a net income effect of approximately $3.9 million.

During the first quarter of 2007 the Company entered into an agreement to acquire Armor Assurance Company (Armor), an insurance agency in Muskogee, Oklahoma for cash of approximately $3.3 million and a $372,000 note payable in three equal annual installments. The transaction was consummated in April 2007. Armor had total assets of approximately $364,000. As a result of the acquisition, Armor was merged with the Company’s existing property casualty agency, Wilcox & Jones, to form Wilcox, Jones & McGrath. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2007.

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

RESULTS OF OPERATIONS

Third Quarter

Net interest income for the third quarter of 2007 was $37.0 million, up $565,000 from the third quarter of 2006. The net interest spread for the second quarter decreased 28 basis points to 3.48%, while the net interest margin decreased 22 basis points to 4.55% due to higher rates on deposits relative to rates on earning assets. Competitive pressure for deposits has not allowed the Company to reprice deposit products to the full effect of interest rate declines. The Company’s average earning assets reached $3.2 billion during the third quarter, an increase of $24.4 million over September 30 a year ago. Most of the growth in earning assets was in Federal Funds Sold, up $138.9 million, while loans grew $34.5 million from the third quarter of 2006. The growth in loans and earning assets was supported by deposit growth of $192 million from customer relationships. The loan loss provision was $2.2 million, up $1.9 million from the same period a year ago as a result of growth in loans combined with identified weaknesses in certain credits. Net loan charge-offs were $988,000 for the third quarter of 2007, compared to $63,000 for the third quarter of 2006. While total nonperforming and restructured loans increased to $15.2 million from $10.5 million a year ago, nonperforming loans, 0.46% of assets, and net charge-offs, 0.17% of loans, remained at relatively low levels.

Noninterest income totaled $26.8 million was up $11.3 million over the same period a year ago. Included in this quarter’s noninterest income was a one-time gain of $7.8 million on the sale of an investment and a $3.1 million recovery on an insurance claim that was fully expensed in 2005. Noninterest expenses were $35.2 million, an increase of $3.6 million or 11.26%. Noninterest expense included a one-time $1 million donation to the Company’s charitable foundation and approximately $800,000 of expenses related to the investment gain. Recurring noninterest expenses were up due to the Company’s branch expansion program. Income tax expense increased $2.2 million compared to the third quarter of 2006. The effective tax rate on income before taxes was 35.7%, compared to 36.2% for the third quarter of 2006.

Year-To-Date

Net interest income for the first nine months of 2007 was $110.8 million, up $4.0 million over the first nine months of 2006. While the net interest spread for the nine months of 2007 decreased 26 basis points to 3.60%, the net interest margin only decreased 13 basis points to 4.65% due to the higher interest rate environment. While average earning assets increased by $193.5 million between the first nine months of 2007 and the first nine months of 2006, average loans increased by $27.4 million in the same period while Federal Funds Sold increase an average of $159.3 million. The increase in average earning assets was substantially funded by an increase in total average deposits of approximately $174.2 million between the first nine months of 2007 and the first nine months of 2006. The increase in earning assets in lower yielding Federal Funds Sold combined with higher costs of funds compressed our net interest spread while the rising rate environment during this time helped support our net interest margin with only a slight decrease.

The Company provided $2.3 million for loan losses in the first nine months of 2007, compared to $1.9 million for the same period of 2006. The increase in the provision for loan losses is a result of loan growth partially offset by the company’s high credit quality. Net charge-offs were $1.2 million for the first nine months of 2007 compared to $951,000 for the same period a year ago. The net charge-offs represent an annualized rate of 0.07% of average total loans for the first nine months of 2007 versus 0.05% for the first nine months of 2006.

Noninterest income of $55.9 million for the first nine months of 2007 increased $12.3 million compared to the same period in 2006. Included in this quarter’s noninterest income was a one-time gain of $7.8 million on the sale of an investment and a $3.1 million recovery on an insurance claim that was fully expensed in 2005. Noninterest expense increased $7.5 million to $100.2 million compared to the first nine months of 2006. Noninterest expense included a one-time $1 million donation to the Company’s charitable foundation and approximately $800,000 of expenses related to the investment gain. Recurring noninterest expenses were up approximately $600,000 due to the Company’s branch expansion program. Income tax expense increased $2.7 million compared to the first nine months of 2006. The effective tax rate on income before taxes remained consistent at 35.3% compared to 35.7% for the first nine months of 2006.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold increased $196.9 million from December 31, 2006, and decreased $6.2 million from September 30, 2006. The increase from December 31, 2006 to September 30, 2007 resulted from a growth in federal funds sold of approximately $264.0 million. The decrease from June 30, 2007 to June 30, 2006 resulted from the decrease in interest-bearing deposits of approximately $12.0 million as a result of the modified Dutch Auction self-tender offer.

Total securities increased $31.6 million compared to December 31, 2006 and $41.9 million compared to September 30, 2006. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a short maturity on its securities portfolio to manage rate exposure and to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $5.2 million at the end of the third quarter of 2007, compared to an unrealized gain of $154,000 at December 31, 2006 and an unrealized loss of $1.9 million at September 30, 2006. The average taxable equivalent yield on the securities portfolio for the third quarter of 2007 increased to 4.47% from 4.53% for the same quarter of 2006.

Total loans increased $74.4 million from December 31, 2006, and increased $67.1 million from September 30, 2006. The allowance for loan losses increased $1.1 million from year-end 2006 and decreased $160,000 from the third quarter of 2006. The allowance as a percentage of total loans was 1.20%, 1.19% and 1.24% at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. The allowance to nonperforming and restructured loans at the same dates was 190.20%, 231.41% and 276.91%, respectively.

Nonperforming and restructured loans totaled $15.2 million at September 30, 2007, compared to $12.0 million at December 31, 2006 and $10.5 million at September 30, 2006. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.63%, 0.51% and 0.45%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased by $145 million compared to December 31, 2006, and by $153 million compared to September 30, 2006. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 9.18% of total deposits at September 30, 2007, compared to 8.70% at December 31, 2006 and 8.97% at September 30, 2006.

Short-term borrowings decreased $6.9 million from December 31, 2006, and $21.0 million from September 30, 2006. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $430,000 from year-end 2006 and $1.1 million from the third quarter of 2006. The Company uses these borrowings primarily to match-fund, long-term fixed rate loans.

Stockholders’ equity increased $11 million from year-end 2006 and $24 million from the third quarter of 2006, due to accumulated earnings offset by dividends and the modified Dutch Auction self-tender offer. Average stockholders’ equity to average assets for the third quarter of 2007 was 10.21%, compared to 9.54% for the third quarter of 2006. The Company’s leverage ratio and total risk-based capital ratio were 9.67% and 13.56%, respectively, at September 30, 2007, well in excess of the regulatory minimums.

In September 2007, the Company completed a modified Dutch Auction self-tender offer and purchased 539,453 shares of its common stock for the maximum offer price of $45.00 per share. Cash on hand was used to pay for the purchase of the stock.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Per Common Share Data
Net income – basic	$1.08	$0.81	$2.68	$2.28
Net income – diluted	1.06	0.79	2.62	2.23
Cash dividends	0.20	0.18	0.56	0.50
Performance Data
Return on average assets	1.88%	1.50%	1.57%	1.43%
Return on average stockholders’ equity	18.14	15.44	15.37	15.00
Cash dividend payout ratio	18.52	22.22	20.90	21.93
Net interest spread	3.48	3.76	3.60	3.86
Net interest margin	4.55	4.77	4.65	4.78
Efficiency ratio	55.16	60.90	60.12	61.65
Net charge-offs to average total loans	0.17	0.01	0.07	0.05

		September 30,		December 31,
		2007	2006	2006
Balance Sheet Data
Book value per share		$23.61	$21.29	$22.10
Tangible book value per share		20.80	18.75	19.57
Average loans to deposits (year-to-date)		75.98%	79.59%	79.19%
Average earning assets to total assets (year-to-date)		90.80	90.03	90.20
Average stockholders’ equity to average assets (year-to-date)		10.21	9.54	9.68
Asset Quality Ratios
Nonperforming and restructured loans to total loans		0.63%	0.45%	0.51%
Nonperforming and restructured assets to total assets		0.46	0.38	0.40
Allowance for loan losses to total loans		1.20	1.24	1.19
Allowance for loan losses to nonperforming and restructured loans		190.20	276.91	231.41

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,361,844	$48,123	8.08%	$2,327,339	$46,567	7.94%
Securities - taxable	425,087	4,660	4.35	390,196	4,311	4.38
Securities - tax exempt	35,743	536	5.95	38,936	589	6.00
Federal funds sold	433,114	5,411	4.96	294,195	3,777	5.09

Total earning assets	3,255,788	58,730	7.16	3,050,666	55,244	7.18

Nonearning assets:
Cash and due from banks	136,631			157,572
Interest receivable and other assets	217,360			196,614
Allowance for loan losses	(27,606)			(28,644)

Total nonearning assets	326,385			325,542

Total assets	$3,582,173			$3,376,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$387,214	$724	0.74%	$417,193	$896	0.85%
Savings deposits	1,076,400	10,681	3.94	896,269	8,245	3.65
Time deposits	790,873	9,186	4.61	747,694	7,831	4.16
Short-term borrowings	30,829	396	5.10	30,832	407	5.24
Long-term borrowings	951	3	1.25	2,281	35	6.09
Junior subordinated debentures	26,805	492	7.28	51,804	1,103	8.45

Total interest-bearing liabilities	2,313,072	21,482	3.68	2,146,073	18,517	3.42

Interest-free funds:
Noninterest-bearing deposits	873,531			874,766
Interest payable and other liabilities	24,980			27,993
Stockholders’ equity	370,590			327,376

Total interest free funds	1,269,101			1,230,135

Total liabilities and stockholders’ equity	$3,582,173			$3,376,208

Net interest income		$37,248			$36,727

Net interest spread			3.48%			3.76%

Net interest margin			4.55%			4.77%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,344,745	$142,055	8.10%	$2,317,309	$133,149	7.68%
Securities - taxable	405,252	13,748	4.54	394,892	13,143	4.45
Securities - tax exempt	35,782	1,621	6.06	39,339	1,785	6.07
Federal funds sold	421,949	16,339	5.18	262,692	9,454	4.81

Total earning assets	3,207,728	173,763	7.24	3,014,232	157,531	6.99

Nonearning assets:
Cash and due from banks	140,912			166,689
Interest receivable and other assets	211,721			195,277
Allowance for loan losses	(27,602)			(28,028)

Total nonearning assets	325,031			333,938

Total assets	$3,532,759			$3,348,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$401,440	$2,304	0.77%	$431,366	$2,536	0.79%
Savings deposits	1,033,857	30,177	3.90	870,010	21,573	3.32
Time deposits	780,412	26,608	4.56	735,258	20,958	3.81
Short-term borrowings	35,507	1,345	5.06	36,632	1,296	4.73
Long-term borrowings	1,034	42	5.43	2,950	134	6.07
Junior subordinated debentures	28,178	1,648	7.82	51,804	3,309	8.54

Total interest-bearing liabilities	2,280,428	62,124	3.64	2,128,020	49,806	3.13

Interest-free funds:
Noninterest-bearing deposits	870,137			875,008
Interest payable and other liabilities	21,413			25,695
Stockholders’ equity	360,781			319,447

Total interest free funds	1,252,331			1,220,150

Total liabilities and stockholders’ equity	$3,532,759			$3,348,170

Net interest income		$111,639			$107,725

Net interest spread			3.60%			3.86%

Net interest margin			4.65%			4.78%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhbit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificates for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

Exhibit Number	Exhibit
4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 29, 1999 and incorporated herein by reference).

4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.10	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included in Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Eighth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended September 30, 2006 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Return on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as exhibit 10.6 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit
10.7	Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as exhibit 10.7 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*
CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Amended Stock Repurchase Program.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: November 8, 2007	/s/ Joe T. Shockley, Jr.
(Signature)
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer