Form 10-K
period 2007-12-31
BANCFIRST CORP /OK/
filed 2008-03-14
CIK 760498

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 North Broadway, Oklahoma City, Oklahoma 73102

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (405) 270-1086

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $1.00

Par Value Per Share

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 29, 2007 was approximately $287,395,000.

As of February 29, 2008, there were 15,219,730 shares of Common Stock outstanding (post stock split adjustment).

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the May 22, 2008 Annual Meeting of Stockholders of registrant (the “2008 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

FORM 10-K

CROSS-REFERENCE INDEX

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is an Oklahoma business corporation and a financial holding company under Federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust II, a Delaware Business Trust, 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities, and 100% of Wilcox, Jones & McGrath, Inc., an Oklahoma business corporation operating as an independent insurance agency.

The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. BancFirst currently has 88 banking locations serving 44 communities throughout Oklahoma.

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

BancFirst has the following principal subsidiaries: Council Oak Investment Corporation, a small business investment corporation, Council Oak Real Estate, Inc., a real estate investment company, BancFirst Agency, Inc., a credit life insurance agency, Lenders Collection Corporation, which is engaged in collection of troubled loans assigned to it by BancFirst, and BancFirst Community Development Corporation, a certified community development entity. All of these companies are Oklahoma corporations.

The Company had approximately 1,443 and 1,400 full-time equivalent employees as of December 31, 2007 and 2006, respectively. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

Management believes the Company is in an advantageous competitive position operating as a “super community bank.” Under this strategy, the Company provides a broad line of financial products and services to small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and neither offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s market share of deposits for Oklahoma was 5.52% as of June 30, 2007 and 5.61% as of June 30, 2006.

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

Control of the Company

Affiliates of the Company beneficially own approximately 55% of the outstanding shares of the Company’s common stock outstanding. Under Oklahoma law, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the affiliates have the ability to control the business and affairs of the Company.

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

Additionally, the Company’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act and, as a company whose shares are traded on the Nasdaq Global Select Market System, the rules of the Nasdaq Stock Market.

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

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have (i) a Tier 1 risk-based capital ratio of 6% or greater, (ii) a total risk-based capital ratio of 10% or greater, and (iii) a leverage ratio of 5% or greater. An “adequately capitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of 4% or greater, (ii) a total risk-based capital ratio of 8% or greater, and (iii) a leverage ratio of 4% or greater, and an “undercapitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of less than 4%, (ii) a total risk-based capital ratio of less than 8%, and (iii) a leverage ratio of less than 4%. A bank is considered “significantly undercapitalized” if the bank has (i) a Tier 1 risk-based capital ratio of less than 3%, (ii) a total risk-based capital ratio of less than 6%, and (iii) a leverage ratio of less than 3%, and

“critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The applicable federal regulatory agency for a bank that is “well capitalized” may reclassify it as an “adequately capitalized” or “undercapitalized” institution and subject it to the supervisory actions applicable to the next lower capital category, if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. Under federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution. As of December 31, 2007, the Bank had a Tier 1 ratio of 11.58%, a combined Tier 1 and Tier 2 ratio of 12.65%, and a leverage ratio of 8.85% and, accordingly, was considered to be “well capitalized” as of such date.

In addition, the Federal Reserve Board has established minimum risk based capital guidelines and leverage ratio guidelines for bank holding companies that are substantially similar to those adopted by bank regulatory agencies with respect to depository institutions. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. As of December 31, 2007, the Company had a Tier 1 ratio of 12.33%, a combined Tier 1 and Tier 2 ratio of 13.40%, and a leverage ratio of 9.42% and, accordingly, was in compliance with all of the Federal Reserve Board’s capital guidelines.

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

Deposit Insurance Assessments

BancFirst is insured by the FDIC and is required to pay certain fees and assessments to the Bank Insurance Fund (“BIF”). These deposit insurance assessments are determined through a risk-based system under which all insured depository institutions are placed into one of four risk categories. For most institutions in Risk Category I, base assessment rates are based on a combination of financial ratios and examination ratings, and are 5 to 7 basis points of deposits. Assessment rates for the other three risk categories range from 10 to 43 basis points of deposits. The FDIC may adjust these rates up or down by 3 basis points from the base rate schedule without further rulemaking, provided that any single adjustment from one quarter to the next cannot change rates more than 3 basis points.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.18 cents per $100 of BIF-assessable deposits in 2007. The FDIC established the FICO assessment rate effective for the first quarter of 2008 at 1.14 cents annually per $100 of assessable deposits.

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

Regulation of Securities Activities of Banks

The GLB Act also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker” and “dealer,” but provided for certain transactional activities that would not be considered “brokerage” activities, which banks could effect without having to register as a broker. In September 2007, the Federal Reserve Board and the SEC approved Regulation R to clarify the permissible bank securities activities that can be conducted under the transactional exceptions provided by the GLB Act. Regulation R provides exceptions for networking arrangements with third party broker-dealers and authorizes compensation for bank employees who refer bank customers to such broker-dealers. The rules also provide exemptions to banks for effecting securities transactions in a trustee or fiduciary capacity, for sweeping funds into certain money market funds, and for accepting orders to effect securities transactions for custody accounts. Banks that conduct activities outside the exceptions provided by Regulation R have until the first day of their first fiscal year that commences after September 30, 2008 to either register as a broker-dealer or “push out” their brokerage activities to affiliated broker-dealers. Regulation R is not expected to have a material effect on the current securities activities that the Bank currently conducts for customers.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside independent auditors (including restrictions on the types of non-audit services our independent auditors may provide to us), imposed additional responsibilities for the Company’s external financial statements on its chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and required its auditors to issue a report on the Company’s internal control over financial reporting. The Nasdaq has imposed a number of new corporate governance requirements as well.

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

In addition to the provisions of the GLB Act that authorizes state nonmember banks to invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) on the same conditions that apply to national banks, FDICIA provides that FDIC-insured state banks such as BancFirst may engage directly or through a subsidiary in certain activities that are not permissible for a national bank, if the activity is authorized by applicable state law, the FDIC determines that the activity does not pose a significant risk to the BIF, and the bank is in compliance with its applicable capital standards.

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

Available Information

The Company is subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, and in accordance therewith, files periodic reports, proxy statement, and other information with the SEC. This Annual Report on Form 10-K and exhibits along with such future periodic reports, proxy statements, and other information may be inspected and copied at the public reference facilities maintained by the SEC at its principal offices at 100 F. Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the public reference facilities by contacting the SEC at 1-800-SEC-0330. Copies of such materials may also be obtained at prescribed rates by writing to the SEC. The SEC maintains a website (http://www.sec.gov) that contains registration statements, reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.

The Company maintains a website www.bancfirst.com. The Company provides links on its website to the SEC’s website where the Company’s filings with the SEC can be obtained. You may also request a copy of these filings, at no cost, by writing or telephoning us at the following address:

BancFirst Corporation

101 N. Broadway

Oklahoma City, Oklahoma 73102

ATTENTION: Joe T. Shockley, Jr.

Executive Vice President and CFO

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

Our directors and executive officers, as a group, beneficially owned approximately 55% of the Company’s outstanding common stock as of February 29, 2008. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause the Company to take actions with which our other shareholders do not agree.

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

We face vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. Certain of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and other banking services that we do not offer. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market. This competition may reduce or limit our margins on banking and trust services, reduce our market share and adversely affect our results of operations and financial condition. If Regulation Q is repealed and financial institutions are allowed to pay interest on commercial demand deposits, competitive pressures would cause the Company’s subsidiary bank to pay interest on demand deposits. Since the Company has a higher than average level of commercial demand deposits, paying interest on commercial demand deposits would have a negative impact on the Company’s net interest margin.

The Company’s concentration of real estate loans is subject to the local real estate market in which it operates.

Loans secured by real estate have been a large portion of the Company’s loan portfolio. In 2007, this percentage was 60.52%. The Company does not have any Collateralized Debt Obligations included in their loan portfolio. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and close monitoring of the valuation of individual properties collateralizing the loans.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting. These Sarbanes-Oxley requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and have an adverse effect on our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our historic growth and our planned expansion through acquisitions present challenges to maintaining the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls we could be subject to regulatory scrutiny and sanctions, our ability to recognize revenue could be impaired and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will continue to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal control over financial reporting is effective in future periods.

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

As a lender, we face the risk that a significant number of our borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability, and financial condition. We have established an evaluation process designed to recognize loan losses as they occur. While this evaluation process uses historical and other objective information, the classification of loans and the estimation of loan losses are dependent to a great extent on our experience and judgment. We cannot assure you that our future loan losses will not have any material adverse effects on our business, profitability or financial condition.

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

Item 1b. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank and 87 branches. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties.

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

Item 4. Submission of Matters to Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Prices and Dividends

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

	Price Range
	High	Low	Cash Dividends Declared
2007
First Quarter	$55.210	$44.160	$0.18
Second Quarter	$48.200	$41.940	$0.18
Third Quarter	$48.950	$38.750	$0.20
Fourth Quarter	$48.460	$40.830	$0.20

2006
First Quarter	$44.000	$39.755	$0.16
Second Quarter	$46.420	$42.080	$0.16
Third Quarter	$48.450	$41.890	$0.18
Fourth Quarter	$55.180	$46.100	$0.18

As of February 29, 2008 there were approximately 400 holders of record of the Common Stock.

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate.

BancFirst Corporation is a legal entity separate and distinct from the Bank, and its ability to pay dividends is substantially dependent upon dividend payments received from the Bank. Various laws, regulations and regulatory policies limit the Bank’s ability to pay dividends to BancFirst Corporation, as well as BancFirst Corporation’s ability to pay dividends to its shareholders. See “Liquidity and Funding” and “Capital Resources”

under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Description of Business—Supervision and Regulation” and note 15 of the Notes to Consolidated Financial Statements for further information regarding limitations on the payment of dividends by BancFirst Corporation and the Bank.

Stock-Based Compensation Plans

Information regarding share-based compensation awards outstanding and available for future grants as of December 31, 2007, segregated between BancFirst Corporation’s nonqualified incentive stock option plan (the “BancFirst ISOP”) and BancFirst Corporation’s Non-Employee Director’s Stock Option Plan (the “BancFirst Director’s Stock Option Plan”), is presented in the table below. Additional information regarding share-based compensation plans is presented in Note 13 of the Notes to the Consolidated Financial Statements.

	Options Outstanding	Weighted Average Exercise Price	Number of Shares Available for Future Grants
Plan Category
BancFirst ISOP	1,090,067	$27.15	82,160
BancFirst Director’s Stock Option Plan	125,000	$23.24	25,000

Total	1,215,067	$26.75	107,160

Stock Repurchase Program

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August of 2002, and September of 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2007 there were 600,000 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Year Ended December 31,
	2007	2006
Number of shares repurchased	53,000	—
Average price of shares repurchased	$46.47	—

Tender Offer

In September 2007, the Company completed a modified Dutch Auction self-tender offer and purchased 539,453 shares of its common stock for the maximum offer price of $45.00 per share. Cash on hand was used to pay for the purchase of the stock.

Item 6. Selected Financial Data.

Incorporated by reference from “Selected Consolidated Financial Data” contained on page A-6 of the attached Appendix.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from “Financial Review” contained on pages A-2 through A-25 of the attached Appendix.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from “Financial Review—Market Risk” contained on page A-21 and A-22 of the attached Appendix.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-29 through A-62 of the attached Appendix, and include the following:

a.	Reports of Independent Registered Public Accounting Firm

b.	Consolidated Balance Sheets

c.	Consolidated Statements of Income and Comprehensive Income

d.	Consolidated Statements of Stockholders’ Equity

e.	Consolidated Statements of Cash Flow

f.	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Senior Vice President of Corporate Finance, Holding Company Controller, Bank Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter of 2007 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Management’s annual report on internal control over financial reporting is incorporated by reference from page A-26 of the attached Appendix. The independent registered public accounting firm’s report on the Company’s internal control over financial reporting is incorporated by reference from page A-27 of the attached Appendix.

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 401 of Regulation S-K will be contained in the 2008 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2008 Proxy Statement under the caption “Compliance with

Section 16(a) of the Securities Exchange Act of 1934” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2008 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2008 Proxy Statement under the caption “Compensation of Directors and Executive Officers” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K will be contained in the 2008 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and is hereby incorporated by reference. The information required by Item 403 of Regulation S-K will be contained in the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 404 of Regulation S-K will be contained in the 2008 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2008 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2007

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2007

Consolidated Statements of Cash Flow for the three years ended December 31, 2007

Notes to Consolidated Financial Statements

The above financial statements are incorporated by reference from pages A-29 through A-62 of the attached Appendix.

(2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

Exhibit Number	Exhibit
4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.10	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Eighth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

10.7	BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Grant Thornton LLP.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Amended Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007 and incorporated herein by reference).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2008	BANCFIRST CORPORATION
(Registrant)

/s/ David E. Rainbolt
David E. Rainbolt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2008.

/s/ H. E. Rainbolt	/s/ David E. Rainbolt
H. E. Rainbolt	David E. Rainbolt
Chairman of the Board (Principal Executive Officer)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Dennis L. Brand	/s/ C. L. Craig, Jr.
Dennis L. Brand	C. L. Craig, Jr.
Chief Executive Officer BancFirst and Director	Director
(Principal Executive Officer)

/s/ James R. Daniel
William H. Crawford	James R. Daniel
Director	Vice Chairman of the Board
(Principal Executive Officer)

/s/ K. Gordon Greer	/s/ Robert A. Gregory
K. Gordon Greer	Robert A. Gregory
Vice Chairman of the Board	Vice Chairman of the Board
(Principal Executive Officer)	(Principal Executive Officer)

Dr. Donald B. Halverstadt	John C. Hugon
Director	Director

/s/ William O. Johnstone	/s/ David R. Lopez
William O. Johnstone	David R. Lopez
Vice Chairman of the Board	Director
(Principal Executive Officer)

/s/ J. Ralph McCalmont
J. Ralph McCalmont	Tom H. McCasland, III
Director	Director

Melvin Moran	Ronald J. Norick
Director	Director

/s/ Paul B. Odom, Jr.
Paul B. Odom, Jr.	David Ragland
Director	Director

/s/ G. Rainey Williams, Jr.
G. Rainey Williams, Jr.	Michael K. Wallace
Director	Director

/s/ Randy Foraker	/s/ Joe T. Shockley, Jr.
Randy Foraker	Joe T. Shockley, Jr.
Executive Vice President,	Executive Vice President,
Chief Risk Officer and Treasurer	Chief Financial Officer
(Principal Accounting Officer)	(Principal Financial Officer)

APPENDIX A

BancFirst Corporation

FINANCIAL REVIEW

The following discussion is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 2007 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Selected Consolidated Financial Data included herein. All share and per share amounts included in the following consolidated financial data have been retroactively adjusted to reflect our two-for-one stock split effective March 1, 2006.

SUMMARY

BancFirst Corporation’s net income for 2007 was $53.1 million, or $3.33 per diluted share, compared to $49.4 million, or $3.07 per diluted share for 2006. The 2007 results included pretax gains of $7.8 million on the sale of an investment and a $3.1 million recovery on an insurance claim that was fully expensed in 2005. These gains were offset by a $1.9 million expense on the redemption of the Company’s 9.65% trust preferred securities, a $1 million donation to the Company’s charitable foundation, and approximately $800,000 of expenses related to the investment gain. The 2006 results included a pretax gain on the sale of the Company’s 75% owned subsidiary, Century Life Assurance (“CLA”) of approximately $640,000 and a $630,000 gain on the sale of certain assets.

In 2007, net interest income of $148.3 million increased $4.6 million, or 3.2%, over 2006. While the net interest spread for the twelve months of 2007 decreased 21 basis points to 3.59%, the net interest margin only decreased 12 basis points to 4.63% due to the higher interest rate environment. Provision for loan losses in 2007 increased to $3.3 million from $1.8 million for 2006. Noninterest income increased to $71.1 million from $58.4 million, while noninterest expense increased to $134 million from $125 million. The increase in noninterest income was due to the sale of an investment, the insurance recovery and an increase in cash management and electronic banking services. Noninterest expense in 2007 included the expense on the trust preferred securities redemption, the expenses related to the sale of the investment, the charitable contribution and expenses related to additional banking locations.

Total assets increased to $3.74 billion from $3.42 billion at the end of 2006. Total loans at December 31, 2007 were $2.49 billion versus $2.33 billion for 2006. Total deposits increased to $3.29 billion from $2.97 billion for 2006. The Company’s average loans-to-deposits was 76.04% for 2007, compared to 79.19% for 2006. Stockholders’ equity increased to $372 million from $348 million at the end of 2006. Average stockholders’ equity to average assets increased to 10.18% at year-end 2007 from 9.68% at year-end 2006.

Asset quality remained strong in 2007 with a ratio of nonperforming and restructured assets to total assets of 0.40% at year-end 2007, unchanged from a year ago. The allowance for loan losses equaled 215.57% of nonperforming and restructured loans at December 31, 2007, versus 231.41% at the end of 2006. Net charge-offs for 2007 were 0.08% of average loans, compared to 0.09% for 2006.

During 2007, the Company repurchased 53,000 shares of its common stock for $2.47 million or an average of $46.47 per share under its ongoing Stock Repurchase Program (the “SRP”). The Company did not repurchase any shares during 2006. In September 2007, the company amended the SRP to increase the shares authorized to be purchased by 366,948 leaving the shares remaining that could be repurchased under the SRP at December 31, 2007 at 600,000.

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

On September 6, 2006, the Company determined and entered into an agreement to sell the stock of its 75% ownership in Century Life Assurance Company (“Century Life”) to American Underwriters Life Insurance Company. The Company decided to sell this subsidiary as the product line was not strategic for the Company. The effective date of the sale was October 1, 2006 and was consummated in the fourth quarter of 2006. The Company reported approximately $945,000 of income and $111,000 of net income through the 3rd quarter of 2006 and a pre-tax gain approximating $640,000 during the 4th quarter of 2006. The resulting gain on the sale and the loss of future earnings from operating Century Life did not have a significant impact on the results of the Company’s operations for 2006 and 2007. The impact of the operations of Century Life on the Company’s consolidated income statements for 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(dollars in thousands)
INTEREST INCOME
Securities—taxable	$258	$490

Total interest income	258	490

Net Interest Income	258	490

NONINTEREST INCOME
Securities transactions	179	196
Insurance commissions and premiums	1,762	2,040
Other	875	976

Total noninterest income	2,816	3,212

NONINTEREST EXPENSE
Salaries and employee benefits	220	233
Occupancy, net	10	17
Depreciation	2	4
Minority Interest	75	157
Other	2,484	2,721

Total noninterest expense	2,791	3,132

Income before taxes	283	570
Income tax expense	57	102

Net Income	226	468

Other comprehensive income, net of tax
Unrealized gain (loss) on securities	14	(190)

Comprehensive income	$240	$278

In November 2006, the Company announced its intent to exercise the optional prepayment terms of its 9.65% Junior Subordinated Debentures. The securities were redeemed effective January 15, 2007 for a redemption price equal to 104.825% of the aggregate $25 million liquidation amount of the trust securities plus all accrued and unpaid interest to the redemption date. As a result of the prepayment, the Company incurred a loss of approximately $1.2 million after taxes during the first quarter of 2007. The loss reflects the premium paid and the acceleration of the unamortized issuance costs.

During the first quarter of 2007 the Company entered into an agreement to acquire Armor Assurance Company (Armor), an insurance agency in Muskogee, Oklahoma for cash of approximately $3.3 million and a $372,000 note payable in three equal annual installments. The transaction was consummated in April 2007. Armor had total assets of approximately $364,000. As a result of the acquisition, Armor was merged with the Company’s existing property and casualty agency, Wilcox & Jones, to form Wilcox, Jones & McGrath, Inc. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2007.

In June 2007, the Company entered into an agreement to sell one of its investments held by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, that resulted in a one-time gain of approximately $7.8 million. The transaction was consummated on August 1, 2007 and included in noninterest income—securities transactions in the third quarter of 2007. The Company made a $1 million contribution to its charitable foundation with the funds from the gain. This one-time gain, net of related expenses, income taxes and the contribution had a net income effect of approximately $3.9 million.

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

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	At and for the Year Ended December 31,
	2007	2006	2005	2004	2003
Income Statement Data
Net interest income	$148,286	$143,688	$131,451	$117,246	$109,117
Provision for loan losses	3,329	1,790	4,607	2,699	3,722
Noninterest income	71,138	58,424	54,284	51,855	48,820
Noninterest expense	134,446	124,557	117,164	108,744	105,382
Net income	53,093	49,352	42,836	37,176	31,882
Balance Sheet Data
Total assets	$3,743,006	$3,418,574	$3,223,030	$3,046,977	$2,921,369
Securities	467,719	432,910	456,222	560,234	564,735
Total loans (net of unearned interest)	2,487,099	2,325,548	2,317,426	2,093,515	1,947,223
Allowance for loan losses	29,127	27,700	27,517	25,746	26,148
Deposits	3,288,504	2,974,305	2,804,519	2,657,434	2,585,960
Long-term borrowings	606	1,339	4,118	7,815	11,063
Junior subordinated debentures	26,804	51,804	51,804	51,804	25,000
Stockholders’ equity	371,962	348,355	302,349	277,497	255,372
Per Common Share Data
Net income—basic	$3.41	$3.14	$2.74	$2.38	$2.04
Net income—diluted	3.33	3.07	2.68	2.33	2.00
Cash dividends	0.76	0.68	0.60	0.53	0.47
Book value	24.44	22.10	19.34	17.70	16.32
Tangible book value	21.66	19.57	16.87	15.39	14.26
Selected Financial Ratios
Performance ratios:
Return on average assets	1.49%	1.46%	1.39%	1.22%	1.12%
Return on average stockholders’ equity	14.66	15.10	14.80	13.83	12.74
Cash dividend payout ratio	22.29	21.73	21.90	22.32	23.10
Net interest spread	3.59	3.80	4.13	3.89	3.85
Net interest margin	4.63	4.75	4.76	4.29	4.27
Efficiency ratio	61.27	61.63	63.08	64.31	66.72
Balance Sheet Ratios:
Average loans to deposits	76.04%	79.19%	82.43%	74.47%	73.33%
Average earning assets to total assets	90.86	90.20	90.19	91.02	91.24
Average stockholders’ equity to average assets	10.18	9.68	9.37	8.85	8.81
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	0.54%	0.51%	0.40%	0.58%	0.85%
Nonperforming and restructured assets to total assets	0.40	0.40	0.36	0.48	0.70
Allowance for loan losses to total loans	1.17	1.19	1.19	1.23	1.34
Allowance for loan losses to nonperforming and restructured loans	215.57	231.41	293.36	211.05	158.76
Net chargeoffs to average loans	0.08	0.09	0.14	0.16	0.18

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis (Dollars in thousands)

	December 31, 2007			December 31, 2006			December 31, 2005
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,364,618	$190,173	8.04%	$2,321,459	$180,401	7.77%	$2,210,737	$149,032	6.74%
Securities—taxable	411,443	18,397	4.47	394,140	17,345	4.40	479,781	19,949	4.16
Securities—tax exempt	35,657	2,151	6.03	39,121	2,359	6.03	33,033	2,044	6.19
Federal funds sold	419,675	21,167	5.04	291,129	14,404	4.95	62,853	1,860	2.96

Total earning assets	3,231,393	231,888	7.18	3,045,849	214,509	7.04	2,786,404	172,885	6.20

Nonearning assets:
Cash and due from banks	139,919			161,576			150,603
Interest receivable and other assets	213,081			197,559			179,185
Allowance for loan losses	(27,890)			(28,310)			(26,639)

Total nonearning assets	325,110			330,825			303,149

Total assets	$3,556,503			$3,376,674			$3,089,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$398,786	$2,989	0.75%	$428,620	$3,455	0.81%	$379,084	$2,453	0.65%
Savings deposits	1,048,935	39,944	3.81	884,714	30,374	3.43	788,587	14,377	1.82
Time deposits	784,405	35,673	4.55	744,252	29,339	3.94	682,930	17,538	2.57
Short-term borrowings	33,584	1,667	4.96	37,149	1,798	4.84	36,878	1,130	3.06
Long-term borrowings	931	50	5.37	2,582	160	6.20	5,792	344	5.94
Junior subordinated debentures	27,832	2,140	7.69	51,804	4,412	8.52	51,804	4,413	8.52

Total interest-bearing liabilities	2,294,473	82,463	3.59	2,149,121	69,538	3.24	1,945,075	40,255	2.07

Interest-free funds:
Noninterest bearing deposits	877,474			874,013			831,202
Interest payable and other liabilities	22,426			26,709			23,907
Stockholders’ equity	362,130			326,831			289,369

Total interest free-funds	1,262,030			1,227,553			1,144,478

Total liabilities and stockholders’ equity	$3,556,503			$3,376,674			$3,089,553

Net interest income		$149,425			$144,971			$132,630

Net interest spread			3.59%			3.80%			4.13%

Net interest margin			4.63%			4.75%			4.76%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

RESULTS OF OPERATIONS

Net Interest Income

In 2007, net interest income, which is the Company’s principal source of operating revenue, increased $4.6 million to $148 million over 2006. The net interest margin on a taxable equivalent basis for 2007 was 4.63%, compared to 4.75% for 2006 and 4.76% for 2005. On a taxable equivalent basis, net interest income increased $4.64 million in 2007, compared to $12.25 million in 2006. Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the changes in net interest income. The Volume/Rate Analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2007 and 2006. The increases in 2007 and 2006 were due to growth in earning assets, primarily loans and federal funds sold and a favorable rate environment. Average loans grew $43.2 million, or 1.86%, in 2007 and $110.7 million, or 5.01%, in 2006. Average time deposits increased $40.2 million, or 5.40%, in 2007 and $61.3 million, or 8.98%, in 2006. Average total deposits increased in both years due in part to the increase in noninterest bearing deposits.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2007			Change in 2006
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$9,771	$3,378	$6,393	$31,369	$7,265	$24,104
Investments—taxable	910	287	623	(2,661)	(3,959)	1,298
Investments—tax exempt	(207)	(206)	(1)	315	323	(8)
Federal funds sold	7,095	7,255	(160)	12,571	6,652	5,919

Total interest income	17,569	10,714	6,855	41,594	10,281	31,313

Interest Expense:
Transaction deposits	(466)	(472)	6	2,354	1,506	848
Savings deposits	2,919	2,167	752	4,334	(988)	5,322
Time deposits	12,985	7,657	5,328	22,111	5,675	16,436
Short-term borrowings	(130)	(169)	39	668	18	650
Long-term borrowings	(110)	(105)	(5)	(184)	(196)	12
Junior subordinated debentures	(2,273)	(2,033)	(240)	58	52	6

Total interest expense	12,925	7,045	5,880	29,341	6,067	23,274

Net interest income	$4,644	$3,669	$975	$12,253	$4,214	$8,039

(1)	Changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Interest rate sensitivity analysis measures the sensitivity of the Company’s net interest margin to changes in interest rates by analyzing the repricing relationship between its earning assets and interest-bearing liabilities. This analysis is limited by the fact that it presents a static position as of a single day and is not necessarily indicative of the Company’s position at any other point in time, and does not take into account the sensitivity of yields and rates of specific assets and liabilities to changes in market rates. The Company’s approach to managing the interest sensitivity gap takes advantage of the Company’s stable core deposit base and the relatively short maturity and repricing frequency of its loan portfolio, as well as the historical existence of a positive yield curve, which enhances the net interest margin over the long term. Although interest rate risk is increased by this position, it is somewhat mitigated by the Company’s high level of liquidity.

The Analysis of Interest Rate Sensitivity presents the Company’s earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 2007. The Company’s cumulative negative gap position in the one year interval decreased to $474 million at December 31, 2007 from $489 million at December 31, 2006, and decreased as a percentage of total earning assets to 14.12% from 15.77%. This negative gap position assumes that the Company’s core savings and transaction deposits are immediately rate sensitive. In a rising rate environment, the benefit of the Company’s noninterest-bearing funds is increased, resulting in an increase in the Company’s net interest margin over time.

ANALYSIS OF INTEREST RATE SENSITIVITY

December 31, 2007

	Interest Rate Sensitive		Noninterest Rate Sensitive
	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
EARNING ASSETS
Loans	$1,003,332	$302,465	$948,827	$232,475	$2,487,099
Securities	14,731	159,813	222,322	70,853	467,719
Federal funds sold and interest-bearing deposits	399,000	—	—	—	399,000

Total	$1,417,063	$462,278	$1,171,149	$303,328	$3,353,818

FUNDING SOURCES
Noninterest-bearing demand deposits (1)	$—	$—	$—	$601,756	$601,756
Savings and transaction deposits	1,518,785	—	—	—	1,518,785
Time deposits of $100 or more	251,816	50,585	—	—	302,401
Time deposits under $100	412,184	88,920	—	—	501,104
Short-term borrowings	30,400	—	—	—	30,400
Long-term borrowings	99	259	248	—	606
Junior subordinated debentures	—	—	—	26,804	26,804
Stockholders’ equity	—	—	—	371,962	371,962

Total	$2,213,284	$139,764	$248	$1,000,522	$3,353,818

Interest sensitivity gap	$(796,221)	$322,514	$1,170,901	$(697,194)
Cumulative gap	$(796,221)	$(473,707)	$697,194	$—
Cumulative gap as a percentage of total earning assets	(23.74)%	(14.12)%	20.79%	—%

(1)	Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders’ equity.

Provision for Loan Losses

The provision for loan losses was $3.33 million for 2007, compared to $1.79 million for 2006 and $4.61 million for 2005. These relatively low levels of provisions reflect the Company’s strong asset quality and a strong local economy. The amounts provided for the last three years significantly relates to loan growth. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Net loan charge-offs were $1.90 million for 2007, compared to $2.12 million for 2006 and $3.14 million for 2005. These net charge-offs equated to 0.08%, 0.09% and 0.14% of average loans for 2007, 2006 and 2005, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans.”

Noninterest Income

Total noninterest income increased $12.71 million to $71.1 million in 2007, an increase of 21.76%. This compares to increases of $4.14 million, or 7.63%, in 2006, and $2.43 million, or 4.68% in 2005. The increase in noninterest income in 2007 included a $7.8 million gain on the sale of an investment and a $3.1 million recovery on an insurance claim that was fully expensed in 2005. The increase in noninterest income in 2006 included a gain of approximately $1.27 million resulting from the sale of Century Life and certain assets which were sold during the second half of 2006. Noninterest income was further impacted by the acquisition of First Bartlesville Bank during the third quarter of 2006 and Armor Assurance Agency during the second quarter of 2007. Noninterest income has become an increasingly important source of revenue. The Company’s fee income has increased each year since 1987 due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth. New products and strategies continue to be implemented which are expected to produce continued growth in noninterest income.

Trust revenues have grown due largely to an expanding customer base. Service charges on deposits have increased as a result of strategies implemented to enhance overdraft fees, and because of growth in deposit accounts. Income from sales of loans increased in 2007 due to increased mortgage originations which are sold in the secondary market. Other noninterest income, which includes safe deposit box rentals, cash management services, other service fees and gain on sale of assets increased $142,000 in 2007, compared to an increase of $2.65 million in 2006 and a decrease of $1.57 million in 2005.

The Company recognized a net gain on the sale of securities of $8.34 million in 2007 compared to a net gain of $526,000 in 2006 and $196,000 in 2005. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. For securities classified as available for sale that were in an unrealized loss position, the Company has the ability and intent to hold these securities until they mature or until fair value exceeds amortized cost. The net gain on sale of securities in 2007 was primarily related to the $7.8 million gain on the sale of an investment by Council Oak Investment Corporation. The net gain on the sale of securities in 2006 was primarily related to distributions received from investments through Council Oak Partners. The net gain in 2005 was related to the loan growth experienced during the year as investments were liquidated to provide partial funding for new loans.

Noninterest Expense

Total noninterest expense increased in 2007 by $9.89 million to $134.4 million, an increase of 7.94%. This compares to increases of $7.39 million, or 6.31%, for 2006, and $8.42 million, or 7.74% for 2005. The increase in noninterest expense in 2007 is a result of the $1 million charitable contribution, $1.9 million expense on the trust preferred redemption, $800,000 related to the sale of the investment held at Council Oak Investment Corporation, the acquisition of Armor Assurance Company in the second quarter of 2007 and increased operating expenses due to the bank’s continuing branch expansion project. The increase in noninterest expense in 2006 stemmed from the acquisition of Park State Bank in the fourth quarter of 2005 and First Bartlesville in the third quarter of 2006. Salaries and employee benefits have increased over the years due to higher salary levels and benefits costs, additional staff for new product lines and increased loan demand, and acquisitions. Occupancy and fixed assets expense, and depreciation have increased as a result of the addition of facilities from acquisitions and the opening of new branches. Other noninterest expenses decreased $485,000 in 2007 and $1.71 million in 2006.

Income Taxes

Income tax expense increased to $28.6 million in 2007, compared to $26.4 million for 2006 and $21.1 million for 2005. The effective tax rates for 2007, 2006 and 2005 were 35.0%, 34.9% and 33.0%, respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate are tax-exempt income, nondeductible amortization, federal and state tax credits, and state tax expense.

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

Impact of Deflation

In a period of deflation, it would be reasonable to expect widely decreasing prices for real assets. In such an economic environment, assets of businesses and individuals, such as real estate, commodities or inventory, could decline. The inability of customers to repay or refinance their loans could result in loan losses incurred by the Company far in excess of historical experience due to deflated collateral values.

FINANCIAL POSITION

Cash and Federal Funds Sold

Cash consists of cash and cash items on hand, noninterest-bearing deposits and other amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consists of overnight investments of excess funds with other financial institutions. The amount of cash and federal funds sold carried by the Company is a function of the availability of funds presented to other institutions for clearing, the Company’s requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and federal funds sold increased $105.5 million in 2007 and $199.5 million in 2006. The increase in Cash and federal funds sold is due primarily to deposit growth.

Securities

Total securities increased $34.8 million to $467.7 million, an increase of 8.04%. This compares to a decrease of $23.3 million, or 5.11%, in 2006. The decrease in 2006 was primarily due to the maturities and calls on available for sale securities. Securities available for sale represented 94.6% of the total securities portfolio at year-end 2007, compared to 94.0% at year-end 2006. Securities available for sale had a net unrealized gain of $10.7 million at year-end 2007, compared to a $154,000 net unrealized gain the preceding year. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $6.9 million and $100,000 for 2007 and 2006, respectively.

SECURITIES

	December 31
	2007	2006	2005
	(Dollars in thousands)
Held for Investment (at amortized cost)
U.S. Treasury and other federal agencies	$2,393	$3,084	$3,965
States and political subdivisions	22,877	22,968	26,569

Total	$25,270	$26,052	$30,534

Estimated market value	$25,472	$26,087	$30,781

Available for Sale (at estimated market value)
U.S. Treasury and other federal agencies	$413,230	$376,005	$392,288
States and political subdivisions	15,237	18,327	19,903
Other securities	13,982	12,526	13,497

Total	$442,449	$406,858	$425,688

Total Securities	$467,719	$432,910	$456,222

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

Declines in the fair value of held for investment and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. As of December 31, 2007, the Company had net unrealized gains largely due to decreases in market interest rates from the yields available at the time the underlying securities were purchased and an increase in the market value of equity securities. The fair value of those securities having unrealized losses is expected to continue to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Furthermore, as of December 31, 2007, management also had the ability and intent to hold all securities classified as available for sale with an unrealized loss for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2007, management believes the impairments are temporary and no material impairment loss has been realized in the Company’s consolidated income statement.

The Maturity Distribution of Securities summarizes the maturity and weighted average taxable equivalent yields of the securities portfolio. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represent 86.78% of the total portfolio.

MATURITY DISTRIBUTION OF SECURITIES

December 31, 2007

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held for Investment
U.S. Treasury and other federal agencies	$327	3.98%	$1,599	6.32%	$411	7.06%	$56	7.14%	$2,393	6.14%
State and political subdivisions	4,423	5.81	14,774	5.81	2,755	6.06	925	6.49	22,877	5.87

Total	$4,750	5.68	$16,373	5.86	$3,166	6.19	$981	6.52	$25,270	5.89

Percentage of total	18.80%		64.79%		12.53%		3.88%		100.00%

Available for Sale
U.S. Treasury and other federal agencies	$167,262	3.62%	$208,461	4.84%	$37,369	5.39%	$138	5.80%	$413,230	4.39%
State and political subdivisions	3,289	5.75	5,760	5.56	6,141	5.85	47	6.38	15,237	5.72
Other securities	—	—	—	—	—	—	13,982	16.76	13,982	16.76

Total	$170,551	3.66	$214,221	4.86	$43,510	5.46	$14,167	16.62	$442,449	4.83

Percentage of total	38.55%		48.42%		9.83%		3.20%		100.00%

Total securities	$175,301	3.71%	$230,594	4.93%	$46,676	5.51%	$15,148	15.96%	$467,719	4.89%

Percentage of total	37.48%		49.30%		9.98%		3.24%		100.00%

Loans

The Company has historically generated loan growth from both internal originations and acquisitions. Total loans increased $161.6 million to $2.49 billion, an increase of 6.95%, in 2007, and $8.1 million, or 0.35%, in 2006. Loans remained relatively flat throughout the first half of 2007 with an acceleration in growth during the second half. In 2006, loans remained relatively flat due to large loan principal payments. In the first half of 2006, rising interest rates induced some large real estate borrowers to refinance at long term fixed interest rates. Throughout 2006, strong cash flows allowed some commercial loan customers to accelerate paydowns. Also, approximately $27.0 million in growth in 2006 was attributable to the First Bartlesville Bank acquisition.

Composition

The Company’s loan portfolio is diversified among various types of commercial and individual borrowers. Commercial loans are comprised principally of loans to companies in light manufacturing, retail and service industries. Construction and development loans totaled $223 million, or 8.96% of total loans at the end of 2007, as compared to $224 million, or 9.61% of total loans at the end of 2006. Total real estate loans are relatively evenly divided between residential mortgages and loans secured by commercial and other types of properties. Mortgage loans and one to four family loans represented 51.6% of total loans at December 31, 2007, compared to 52.6% of total loans at December 31, 2006. Consumer loans are comprised primarily of loans to individuals for the purchase of vehicles and student loans.

Loans secured by real estate, including mortgage loans, one to four family mortgages, and construction and development loans, have been a large portion of the Company’s loan portfolio. In 2007, this percentage was 60.5% compared to 62.2% for 2006. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards, training of loan officers and monitoring of the valuation of individual properties collateralizing the loans.

LOANS BY CATEGORY

	December 31,
	2007		2006		2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$711,124	28.59%	$621,675	26.73%	$651,176	28.10%	$525,306	25.10%	$536,901	27.57%
Real estate— construction	222,820	8.96	223,561	9.61	215,965	9.32	152,402	7.28	153,755	7.90
Real estate—one to four family	513,969	20.67	516,727	22.22	512,513	22.11	502,015	23.98	441,010	22.65
Real estate—mortgage	768,451	30.89	705,452	30.34	661,398	28.54	640,244	30.57	550,120	28.25
Consumer	270,735	10.89	258,133	11.10	276,374	11.93	273,548	13.07	265,437	13.63

Total	$2,487,099	100.00%	$2,325,548	100.00%	$2,317,426	100.00%	$2,093,515	100.00%	$1,947,223	100.00%

The Maturity and Rate Sensitivity of Loans presents maturity and repricing information for commercial, financial and other loans, and real estate loans, excluding one to four family residential loans. Over 65% of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, over half of the commercial real estate and other commercial loans had adjustable interest rates at year-end 2007. The short maturities and adjustable rates on these loans allow the Company to maintain the majority of its loan portfolio near market interest rates.

MATURITY AND RATE SENSITIVITY OF LOANS

December 31, 2007

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and other	$516,037	$169,350	$25,737	$711,124
Real estate—construction	206,941	11,945	3,934	222,820
Real estate—mortgage (excluding loans secured by 1 to 4 family residential properties)	383,907	284,097	100,447	768,451

Total	$1,106,885	$465,392	$130,118	$1,702,395

Loans with predetermined interest rates	$270,878	$266,928	$101,754	$639,560
Loans with adjustable interest rates	836,007	198,464	28,364	1,062,835

Total	$1,106,885	$465,392	$130,118	$1,702,395

Percentage of total	65.02%	27.34%	7.64%	100.00%

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms and is not adjusted for “rollovers.” In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Loans

Nonperforming and restructured assets increased $1.5 million to $15.1 million, an increase of 10.5% in 2007. This compares to $13.6 million, an increase of $2.0 million, or 17.2% in 2006. Nonperforming loans have been relatively low in recent years. Nonperforming and restructured loans as a percentage of total loans was 0.54% at year-end 2007, compared to 0.51% at year-end 2006 and 0.40% at year-end 2005.

Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Nonaccrual loans increased $2.2 million to $11.6 million, an increase of 23.4%, in 2007, compared to $9.4 million, an increase of $2.1 million, or 27.6%, in 2006. Total interest income which was not accrued on nonaccrual loans outstanding at year end was approximately $564,000 in 2007 and $443,000 in 2006. Only a small amount of this interest is expected to be ultimately collected.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible. In a strong economy, the Company’s experience is that a significant portion of the principal and some of the interest is eventually recovered. However, the above normal risk associated with nonperforming loans is considered in the determination of the allowance for loan losses. At year-end 2007, the allowance for loan losses as a percentage of nonperforming and restructured loans was 215.57%, compared to 231.41% at the end of 2006 and 293.36% at the end of 2005.

At year end 2007, other real estate owned and repossessed assets decreased to $1.57 million from $1.68 million in 2006. Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair market values based upon appraisals, less estimated costs to sell. Losses arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for loan losses. Any losses on premises identified to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Losses from declines in value of the properties subsequent to classification as other real estate owned are charged to operating expense.

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2007	2006	2005	2004	2003
		(Dollars in thousands)
Past due over 90 days and still accruing	$823	$1,884	$1,455	$3,149	$2,674
Nonaccrual	11,568	9,371	7,344	8,688	13,381
Restructured	1,121	715	581	362	415

Total nonperforming and restructured loans	13,512	11,970	9,380	12,199	16,470
Other real estate owned and repossessed assets	1,568	1,675	2,262	2,513	3,939

Total nonperforming and restructured assets	$15,080	$13,645	$11,642	$14,712	$20,409

Nonperforming and restructured loans to total loans	0.54%	0.51%	0.40%	0.58%	0.85%

Nonperforming and restructured assets to total assets	0.40%	0.40%	0.36%	0.48%	0.70%

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. BancFirst had approximately $35.0 million and $32.0 million of these loans, which were not included in nonperforming and restructured assets, at December 31, 2007 and 2006, respectively. In general, these loans are adequately collateralized and have no identifiable loss potential. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Allowance for Loan Losses

The allowance for loan losses reflects management’s assessment of the risk of loss inherent in the Company’s loan portfolio. The allowance and its adequacy is determined through consideration of many factors, including past loan loss experience, current evaluations of known impaired loans, levels of adversely classified loans, general economic conditions and other environmental factors. The process of evaluating the adequacy of the allowance for loan losses necessarily involves the exercise of judgment and consideration of numerous subjective factors and, accordingly, there can be no assurance that the current level of the allowance will prove adequate in the future as economic and environmental factors change. Similarly, the Company’s allowance for loan losses to total loans continues to remain close to historically low levels. In 2007, the Company’s allowance for loan losses represented 1.17% of total loans, compared to 1.19% for 2006 and 2005. As loan quality changes with economic and credit cycles, it would be reasonable to expect the Company’s net charge-offs and loan loss provisions to return to more historically normal levels. In 2007, the Company’s loan portfolio continued to experience good credit quality which resulted in low levels of nonperforming assets. In 2007, loan growth and charge-offs caused an increase in the level of provisions.

The Company’s net charge-offs continue to remain relatively low. In 2007, the Company recognized $1.90 million of net charge-offs, which represented 0.08% of average loans, compared to $2.12 million, or 0.09% for 2006, and $3.14 million, or 0.14% for 2005.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$27,700	$27,517	$25,746	$26,148	$24,367

Charge-offs:
Commercial	(455)	(1,383)	(1,249)	(1,729)	(1,687)
Real estate	(1,304)	(778)	(1,045)	(943)	(1,037)
Consumer	(888)	(1,226)	(1,425)	(1,422)	(1,578)
Other	(36)	(94)	(125)	(85)	(191)

Total charge-offs	(2,683)	(3,481)	(3,844)	(4,179)	(4,493)

Recoveries:
Commercial	200	277	201	406	370
Real estate	203	686	101	196	496
Consumer	312	342	345	438	408
Other	66	59	60	38	14

Total recoveries	781	1,364	707	1,078	1,288

Net charge-offs	(1,902)	(2,117)	(3,137)	(3,101)	(3,205)
Provision charged to operations	3,329	1,790	4,607	2,699	3,722
Additions from acquisitions	—	510	301	—	1,264

Balance at end of period	$29,127	$27,700	$27,517	$25,746	$26,148

Average loans	$2,364,618	$2,321,459	$2,210,737	$1,981,918	$1,822,895

Total loans	$2,487,099	$2,325,548	$2,317,426	$2,093,515	$1,947,223

Net charge-offs to average loans	0.08%	0.09%	0.14%	0.16%	0.18%

Allowance to total loans	1.17%	1.19%	1.19%	1.23%	1.34%

Allocation of the allowance by category of loans:
Commercial, financial and other	$8,453	$7,364	$7,738	$6,541	$7,654
Real estate—construction	3,261	2,939	2,726	1,735	1,898
Real estate—mortgage	14,269	14,121	13,597	14,139	13,036
Consumer	3,144	3,276	3,456	3,331	3,560

Total	$29,127	$27,700	$27,517	$25,746	$26,148

Percentage of loans in each category to total loans:
Commercial, financial and other	29.02%	26.58%	28.10%	25.10%	27.57%
Real estate—construction	11.20	10.61	9.32	7.28	7.90
Real estate—mortgage	48.99	50.98	50.65	54.55	50.90
Consumer	10.79	11.83	11.93	13.07	13.63

Total	100.00%	100.00%	100.00%	100.00%	100.00%

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

Total deposits increased $314 million to $3.3 billion, an increase of 10.56%, in 2007, and $170 million, or 6.05%, in 2006. The increase in 2007 was due strictly to internal growth. The increase in 2006 was primarily from internal growth and the acquisition of First Bartlesville Bank which accounted for approximately $42 million of the increase. Demand deposits represent 28.22% of total deposits. The Company’s core deposits provide it with a stable, low-cost funding source. Core deposits were 90.4% and 91.3% of total deposits in 2007 and 2006, respectively. Time deposits increased in 2007 and 2006 due to rising interest rates offered on certificates of deposit.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2007	2006	2005	2004	2003
		(Dollars in thousands)
Average Balances
Demand deposits	$877,474	$874,013	$831,202	$765,011	$625,972
Interest-bearing transaction deposits	398,786	428,620	379,084	432,116	382,885
Savings deposits	1,048,935	884,714	788,587	746,864	709,332
Time deposits under $100	486,089	499,293	461,761	497,773	544,899

Total core deposits	2,811,284	2,686,640	2,460,634	2,441,764	2,263,088
Time deposits of $100 or more	298,316	255,959	221,169	219,517	222,698

Total deposits	$3,109,600	$2,942,599	$2,681,803	$2,661,281	$2,485,786

	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Percentages of Total Average Deposits And Average Rates Paid
Demand deposits	28.22%		29.70%		31.00%		28.75%		25.18%
Interest-bearing transaction deposits	12.83	0.75%	14.57	0.81%	14.13	0.65%	16.24	0.29%	15.40	0.41%
Savings deposits	33.73	3.81	30.06	3.43	29.40	1.82	28.06	1.11	28.54	1.30
Time deposits under $100	15.63	4.47	16.97	3.85	17.22	2.46	18.70	1.70	21.92	2.17

Total core deposits	90.41		91.30		91.75		91.75		91.04
Time deposits of $100 or more	9.59	4.71	8.70	4.13	8.25	2.78	8.25	2.06	8.96	2.36

Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%

Average rate paid on interest-bearing deposits		3.52%		3.07%		1.68%		1.19%		1.50%

The Company has not utilized brokered deposits. At December 31, 2007, 86.3% of its time deposits of $100,000 or more mature in one year or less.

MATURITY OF CERTIFICATES OF DEPOSIT

December 31, 2007
(In thousands)
$100,000 or More
Three months or less	$94,971
Over three months through six months	63,373
Over six months through twelve months	102,576
Over twelve months	41,481

Total	$302,401

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $30.4 million at December 31, 2007, compared to $23.3 million at December 31, 2006.

The Bank is a member of the Federal Home Loan Bank of Topeka, Kansas (the “FHLB”) and borrows, on a limited basis, from the FHLB. These borrowings are principally used to match-fund longer-term, fixed-rate loans, and are collateralized by a pledge of residential first mortgages and certain securities. Long-term borrowings decreased to $733,000 in 2007 from $1.3 million in 2006.

The Bank is highly liquid relative to its peers. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2008, the Bank had approximately $56.0 million of equity available for payments to BancFirst Corporation without regulatory approval. During 2007, the Bank declared six common stock dividends totaling $33.5 million and two preferred stock dividends totaling $1.9 million.

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations by payment due period as of December 31, 2007.

CONTRACTUAL OBLIGATIONS

December 31, 2007

	Payment Due By Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Indeterminate Maturity	Totals
	(Dollars in Thousands)
Long-term borrowings (1)	$369	$255	$—	$—	$—	$624
Junior subordinated debentures (1)	1,872	3,744	3,744	66,290	—	75,650
Operating lease payments	828	827	185	792	—	2,632
Certificates of deposit	681,755	109,708	12,196	—	—	803,659

Total	$684,824	$114,534	$16,125	$67,082	$—	$882,565

(1)	Includes principal and interest.

Capital Resources

Stockholders’ equity totaled $372 million at year-end 2007, compared to $348 million at year-end 2006 and $302 million at year-end 2005. Stockholders’ equity has continued to increase due to net earnings retained, stock option exercises, and unrealized gains on securities offset by, common stock repurchases, dividends and unrealized losses on securities. The Company’s average equity capital ratio for 2007 was 10.18%, compared to 9.68% for 2006 and 9.37% for 2005. At December 31, 2007, the Company’s leverage ratio was 9.42%, its Tier 1 capital ratio was 12.33%, and its total risk-based capital ratio was 13.40%, compared to minimum requirements of 3%, 4% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels.

In January 2006, the Company approved a two-for-one split for shares of common stock to be issued in the form of a stock dividend. As a result of the stock split, the Company’s stockholders received one additional share of the Company’s common stock for each share of common stock held of record on February 16, 2006. The additional shares of our common stock were distributed on March 1, 2006. All share and per share amounts have been retroactively adjusted to reflect this stock split for all periods presented.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August of 2002, and September of 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2007 there were 600,000 shares remaining that could be repurchased under the SRP.

In January 1997, BancFirst Corporation established BFC Capital Trust I (the “Trust”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owned all of the common securities of the Trust. In February 1997, the Trust issued $25 million of aggregate liquidation amount of 9.65% Capital Securities, Series A (the “Capital Securities”) to other investors. The proceeds from the sale of the Capital Securities and the common securities of the Trust were invested in $25 million of 9.65% Junior Subordinated Deferrable Interest Debentures, Series A (the “9.65% Junior Subordinated Debentures”) of BancFirst Corporation. The Series A Capital Securities and 9.65% Junior Subordinated Debentures were subsequently exchanged for Series B Capital Securities and Junior Subordinated Debentures, pursuant to a Registration Rights Agreement. The terms of the Series A and Series B securities were identical in all material respects. Interest payments on the 9.65% Junior Subordinated Debentures were payable January 15 and July 15 of each year. Such interest payments were deferrable for up to ten consecutive semi-annual periods. The stated maturity date of the 9.65% Junior Subordinated Debentures was January 15, 2027, but they were subject to mandatory redemption pursuant to optional prepayment terms. The optional prepayment terms allowed for prepayment on or after January 15, 2007, in whole or in part, at a prepayment price equal to 104.825% of the principal amount thereof on January 15, 2007, declining ratably on each January 15 thereafter to 100% on or after January 15, 2017. The Capital Securities represented an undivided interest in the 9.65% Junior Subordinated Debentures and were guaranteed by BancFirst Corporation. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

In November 2006, the Company made the determination to exercise the optional prepayment terms of the 9.65% Junior Subordinated Debentures. The securities were redeemed on January 15, 2007 for a redemption price equal to 104.825% of the aggregate $25 million liquidation amount of the debentures plus all accrued and unpaid interest to the redemption date. As a result of these transactions, the Company incurred a one-time charge of approximately $1.2 million after taxes at the time of the redemption. The one-time charge reflects the premium paid and the acceleration of the unamortized issuance costs.

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

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2008.

In September 2007, the Company completed a modified Dutch Auction self-tender offer and purchased 539,453 shares of its common stock for the maximum offer price of $45.00 per share. Cash on hand was used to pay for the purchase of the stock.

Market Risk

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. Due to the nature of its operations, the Company is primarily exposed to interest rate risk arising principally from its lending, investing, deposit and borrowing activities and, to a lesser extent, liquidity risk.

Interest rate risk on the Company’s balance sheets consists of repricing, option, and basis risks. Repricing risk results from the differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Company. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

The Company seeks to reduce fluctuations in its net interest margin and to optimize net interest income with acceptable levels of risk through periods of changing interest rates. Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”). ALCO establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.

The Company utilizes an earnings simulation model as a quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income over the next 12 months. These simulations incorporate assumptions regarding pricing and the repricing and maturity characteristics of the existing balance sheet.

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

As of December 31, 2007, the model simulations projected that a 100 and 200 basis point increase would result in positive variances in net interest income of 3.83% and 7.76%, respectively, relative to the base case, over the next 12 months. Conversely, the model simulation projected that 100 and 200 basis point decreases in interest rates would result in negative variances in net interest income of 4.60% and 10.28%, respectively, relative to the base case, over the next 12 months.

The table below presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2007.

MARKET RISK

December 31, 2007

		Expected Maturity / Principal Repayments at December 31,
	Avg Rate	2008	2009	2010	2011	2012	Thereafter	Balance	Fair Value
		(Dollars in thousands)
Interest Sensitive Assets
Loans	8.04%	$1,064,619	$392,557	$275,166	$166,578	$110,669	$477,510	$2,487,099	$2,455,801
Securities	4.60	175,302	10,947	13,838	101,135	104,674	61,823	467,719	467,921
Federal funds sold and interest bearing deposits	5.04	401,387	—	—	—	—	—	401,387	401,340
Interest Sensitive Liabilities
Savings and transaction deposits	2.97	2,484,845	—	—	—	—	—	2,484,845	2,484,735
Time deposits	4.55	681,755	88,631	21,077	3,283	8,913	—	803,659	805,700
Short-term borrowings	4.96	30,400	—	—	—	—	—	30,400	30,405
Long-term borrowings	5.37	358	124	124	—	—	—	606	614
Junior subordinated debentures	7.69	—	—	—	—	—	26,804	26,804	26,797
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	1,115
Letters of credit		—	—	—	—	—	—	—	379

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

The amount of the allowance for loan losses is first determined by each business unit’s management based on their evaluation of their unit’s portfolio. This evaluation involves identifying impaired and adversely classified loans. Specific allowances for losses are determined for impaired loans based on either the loans’ estimated discounted cash flows or the fair value of the collateral. Allowances for adversely classified loans are estimated using historical loss percentages for each type of loan. An allowance is also estimated for non-adversely classified loans using a historical loss percentage based on losses arising specifically from non-adversely classified loans, adjusted for various economic and environmental factors related to the underlying loans. Each month the Company’s Senior Loan Committee reviews each business unit’s allowance, and the aggregate allowance for the Company and, on a quarterly basis, approves the adequacy of the allowance. The Senior Loan Committee also periodically evaluates and establishes the loss percentages used in the estimates of the allowance based on historical loss data, and giving consideration to their assessment of current economic and environmental conditions. To facilitate the Senior Loan Committee’s evaluation, the Company’s Asset Quality Department performs periodic reviews of each of the Company’s business units and reports on the adequacy of management’s identification of impaired and adversely classified loans, and their adherence to the Company’s loan policies and procedures.

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

The evaluation of remaining original core deposit intangibles for possible impairment involves reassessing the useful lives and the recoverability of the intangible assets. The evaluation of the useful lives is performed by reviewing the levels of core deposits of the respective branches acquired. The actual life of a core deposit base may be longer than originally estimated due to more successful retention of customers, or may be shorter due to more rapid runoff. Amortization of core deposit intangibles would be adjusted, if necessary, to amortize the remaining net book values over the remaining lives of the core deposits. The evaluation for recoverability is only performed if events or changes in circumstances indicate that the carrying amount of the intangibles may not be recoverable.

The evaluation of goodwill for possible impairment is performed by comparing the fair values of the related reporting units with their carrying amounts including goodwill. The fair values of the related business units are estimated using market data for prices of recent acquisitions of banks and branches.

The evaluation of intangible assets and goodwill for the year ended December 31, 2007 resulted in no material impairments.

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

Forward-Looking Statements

The Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 with respect to earnings, credit quality, corporate objectives, interest rates and other financial and business matters. Forward-looking statements include estimates and give management’s current expectations or forecasts of future events. The Company cautions readers that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions; the performance of financial markets and interest rates; legislative and regulatory actions and reforms; competition; as well as other factors, all of which change over time. Actual results may differ materially from forward-looking statements.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2007.

Grant Thornton LLP, the independent registered public accounting firm that audited the 2007 consolidated financial statements of the Company included in this annual report, has issued, included in this report, an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

BancFirst Corporation

Oklahoma City, Oklahoma

March 14, 2008

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
Chief Risk Officer
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of BancFirst Corporation

We have audited internal control over financial reporting of BancFirst Corporation and Subsidiaries (collectively, the Company) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancFirst Corporation and Subsidiaries, as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 14, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of BancFirst Corporation

We have audited the accompanying consolidated balance sheets of BancFirst Corporation and Subsidiaries (collectively, the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancFirst Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Standards No. 123(revised 2004), Share-Based Payment, on a modified prospective basis, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 14, 2008

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Cash and due from banks	$194,103	$148,487
Interest-bearing deposits with banks	2,387	6,470
Federal funds sold	399,000	335,000
Securities (market value: $467,921 and $432,945, respectively)	467,719	432,910
Loans:
Total loans (net of unearned interest)	2,487,099	2,325,548
Allowance for loan losses	(29,127)	(27,700)

Loans, net	2,457,972	2,297,848
Premises and equipment, net	88,110	82,336
Other real estate owned, net	1,300	1,379
Intangible assets, net	8,099	7,294
Goodwill	34,327	32,512
Accrued interest receivable	26,093	25,680
Other assets	63,896	48,658

Total assets	$3,743,006	$3,418,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$966,214	$866,787
Interest-bearing	2,322,290	2,107,518

Total deposits	3,288,504	2,974,305
Short-term borrowings	30,400	23,252
Accrued interest payable	7,831	7,988
Other liabilities	16,899	11,531
Long-term borrowings	606	1,339
Junior subordinated debentures	26,804	51,804

Total liabilities	3,371,044	3,070,219

Commitments and contingent liabilities (footnote 19)
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par; 20,000,000 shares authorized; shares issued and outstanding: 15,217,230 and 15,764,310, respectively	15,217	15,764
Capital surplus	63,917	61,418
Retained earnings	285,879	271,073
Accumulated other comprehensive income, net of income tax of $(3,742) and $(54), respectively	6,949	100

Total stockholders’ equity	371,962	348,355

Total liabilities and stockholders’ equity	$3,743,006	$3,418,574

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
INTEREST INCOME
Loans, including fees	$189,786	$179,942	$148,567
Securities:
Taxable	18,397	17,345	19,949
Tax-exempt	1,398	1,533	1,329
Federal funds sold	21,047	13,952	1,381
Interest-bearing deposits with banks	121	453	480

Total interest income	230,749	213,225	171,706

INTEREST EXPENSE
Deposits	78,606	63,167	34,368
Short-term borrowings	1,667	1,798	1,130
Long-term borrowings	50	160	344
Junior subordinated debentures	2,140	4,412	4,413

Total interest expense	82,463	69,537	40,255

Net interest income	148,286	143,688	131,451
Provision for loan losses	3,329	1,790	4,607

Net interest income after provision for loan losses	144,957	141,898	126,844

NONINTEREST INCOME
Trust revenue	6,077	5,765	4,856
Service charges on deposits	29,395	28,200	27,573
Securities transactions	8,337	526	196
Income from sales of loans	2,397	2,259	2,271
Insurance commissions and premiums	6,434	6,457	6,825
Insurance recovery	3,139	—	—
Other	15,359	15,217	12,563

Total noninterest income	71,138	58,424	54,284

NONINTEREST EXPENSE
Salaries and employee benefits	76,814	70,336	64,544
Occupancy and fixed assets expense, net	8,357	8,245	7,218
Depreciation	7,568	6,850	6,596
Amortization of intangible assets	968	981	814
Data processing services	2,783	2,736	2,463
Net expense from other real estate owned	128	52	279
Marketing and business promotion	7,606	6,544	4,720
Loss on early extinguishment of debt	1,894	—	—
Other	28,328	28,813	30,531

Total noninterest expense	134,446	124,557	117,165

Income before taxes	81,649	75,765	63,963
Income tax expense	28,556	26,413	21,128

Net income	53,093	49,352	42,835
Other comprehensive income, net of tax of $2,637, $1,838 and $(2,856), respectively Unrealized gains (losses) on securities	4,899	3,410	(5,993)
Reclassification adjustment for gains/(losses) included in net income	1,950	(342)	(127)

Comprehensive income	$59,942	$52,420	$36,715

NET INCOME PER COMMON SHARE
Basic	$3.41	$3.14	$2.74

Diluted	$3.33	$3.07	$2.68

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	15,764,310	$15,764	15,637,170	$15,637	15,681,592	$15,682
Shares issued	45,373	45	127,140	127	85,778	85
Shares acquired and canceled	(592,453)	(592)	—	—	(130,200)	(130)

Issued at end of period	15,217,230	$15,217	15,764,310	$15,764	15,637,170	$15,637

CAPITAL SURPLUS
Balance at beginning of period		$61,418		$57,264		$55,213
Common stock issued		2,499		4,154		2,051

Balance at end of period		$63,917		$61,418		$57,264

RETAINED EARNINGS
Balance at beginning of period		$271,073		$232,416		$203,450
Net income		53,093		49,352		42,835
Dividends on common stock ($0.76, $0.68 and $0.60 per share, respectively)		(11,747)		(10,695)		(9,369)
Adjustment to basis of Subsidiary		—		—		18
Common stock acquired and canceled		(26,540)		—		(4,518)

Balance at end of period		$285,879		$271,073		$232,416

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Unrealized gains (losses) on securities:
Balance at beginning of period		$100		$(2,968)		$3,152
Net change		6,849		3,068		(6,120)

Balance at end of period		$6,949		$100		$(2,968)

Total stockholders’ equity		$371,962		$348,355		$302,349

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,093	$49,352	$42,835
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	3,329	1,790	4,607
Depreciation and amortization	8,536	7,831	7,567
Net amortization of securities premiums and discounts	261	558	1,595
Realized securities losses (gains)	(8,337)	(526)	(196)
Gain on sales of loans	(2,043)	(2,259)	(2,071)
Cash receipts from the sale of loans originated for sale	124,976	120,192	114,393
Cash disbursements for loans originated for sale	(122,134)	(123,320)	(109,875)
Deferred income tax provision	504	(1,137)	1,383
Amortization of tax basis difference	2,831	2,946	976
Provision for losses on other real estate owned	119	166	169
(Increase) decrease in interest receivable	(413)	(4,335)	(2,337)
Increase (decrease) in interest payable	(156)	2,522	1,452
Loss on early extinguishment of debt	1,894	—	—
Amortization of stock based compensation arrangements	(1,240)	(957)	—
Other, net	546	(8,747)	(4,307)

Net cash provided by operating activities	61,766	44,076	56,191

INVESTING ACTIVITIES
Net cash and due from banks provided (used) for acquisitions and dispositions	(3,991)	616	(10,990)
Purchases of securities:
Held for investment	(6,027)	(12,387)	(4,987)
Available for sale	(121,693)	(124,129)	(11,757)
Maturities of securities:
Held for investment	6,420	14,860	6,000
Available for sale	94,514	144,022	120,628
Proceeds from sales and calls of securities:
Held for investment	708	2,585	601
Available for sale	9,879	2,858	7,880
Net (increase) decrease in federal funds sold	(64,000)	(248,950)	45,000
Purchases of loans	(3,289)	(26,813)	(37,807)
Proceeds from sales of loans	53,718	73,961	92,349
Net other increase in loans	(218,681)	(55,347)	(276,912)
Purchase of life insurance	(15,000)	—	—
Purchases of premises and equipment	(14,850)	(22,422)	(15,975)
Proceeds from the sale of other real estate owned and repossessed assets	4,673	10,864	9,244
Other, net	—	124	—

Net cash used for investing activities	(277,619)	(240,158)	(76,726)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	269,249	83,787	102,980
Net increase in certificates of deposits	44,951	85,999	8,939
Net increase (decrease) in short-term borrowings	7,148	(13,924)	12,049
Paydown on long-term borrowings	(733)	(2,779)	(3,697)
Prepayment of junior subordinated debentures	(26,894)	—	—
Issuance of common stock	2,544	4,281	2,070
Acquisition of common stock	(27,132)	—	(4,582)
Cash dividends paid	(11,747)	(10,695)	(9,061)

Net cash provided by financing activities	257,386	146,669	108,698

Net increase (decrease) in cash and due from banks	41,533	(49,413)	88,163
Cash and due from banks at the beginning of the period	154,957	204,370	116,207

Cash and due from banks at the end of the period	$196,490	$154,957	$204,370

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest	$82,620	$67,015	$38,803

Cash paid during the year for income taxes	$27,047	$22,052	$21,049

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, Wilcox Jones & McGrath, Inc., and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, BancFirst Agency, Inc., Lenders Collection Corporation, BancFirst Community Development Corporation, Council Oak Real Estate, Inc. and PremierSource LLC. PremierSource LLC was sold in August 2006 and Century Life Assurance Company was sold effective October 2006. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts for 2006 and 2005 have been reclassified to conform to the 2007 presentation.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans

Loans are stated at the principal amount outstanding, net of unearned interest, loan fees, and allowance for loan losses. Interest income on certain installment loans is recorded by use of a method that produces a reasonable approximation of a constant yield on the outstanding principal. Interest on all other performing loans is recognized, on a simple interest basis, based upon the principal amount outstanding. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is in serious doubt. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share-Based Compensation

Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the exercise price of the Corporation’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Corporation adopted the provisions of FAS No. 123, “Share-Based Payment (Revised 2004),” (“FAS 123R”) on January 1, 2006. FAS 123R eliminates the ability to account for share-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Corporation, is the date of the grant. The Corporation transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Corporation, FAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that were outstanding as of January 1,

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 will be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of FAS 123R. The attribution of compensation cost for those earlier awards is based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not previously adopt the fair value accounting method for stock-based employee compensation. Compensation expense for non-vested stock awards is based on the fair value of the awards, which is generally the market price of the stock on the measurement date, which, for the Corporation, is the date of grant, and is recognized ratably over the service period of the award.

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

Income Taxes

The Company files a consolidated income tax return. Deferred taxes are recognized under the liability method based upon the future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using the tax rates expected to apply to taxable income in the periods when the related temporary differences are expected to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

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

Recent Accounting Pronouncements

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. The provisions of this statement are effective for accounting changes made in fiscal years beginning after December 15, 2005. FAS 154 requires the retrospective application for voluntary changes in accounting principles unless it is impracticable to do so, replacing the current requirement to recognize the voluntary changes in the current period of the change by including in net income the cumulative effect of changing to the new accounting principle. The Company adopted this new standard effective January 1, 2006. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is expected to increase the relevance and comparability in financial reporting of income taxes because all tax positions accounted for in accordance with Statement 109 will be evaluated for recognition, derecognition, and measurement using consistent criteria. Finally, the disclosure provisions of this interpretation will provide more information about the uncertainty in income tax assets and liabilities. This interpretation was effective for fiscal years beginning after December 15, 2006. The Company adopted this new standard effective January 1, 2007. The Company has evaluated the effect of this pronouncement and determined that the adoption of this interpretation did not have a material effect on the Company’s consolidated financial statements.

FSP No. 48-1 “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007 and did not have a material effect on the Company’s consolidated financial statements.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements.” FAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for the Company on January 1, 2008, however, on February 12, 2008, the FASB issued FSP FAS No. 157-2, “Effective Dates of FASB Statement No. 157”, which delays the effective date of FAS 157 for fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption of FAS 157 to have a material impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued FAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” FAS 159 allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities that are not otherwise required to be measured at fair value, with changes in fair value recognized in earnings as they occur. FAS 159 also requires entities to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of similar assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, FAS 159 establishes presentation and disclosure requirements designed to improve comparability between entities that elect different measurement attributes for similar assets and liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted if an entity also early adopts the provisions of FAS 157. The Company has determined that it does not intend to elect to use the fair value option to value financial assets and liabilities in accordance with FAS 159.

In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. FAS 141R will become effective for our fiscal year beginning January 1, 2009. The Company will evaluate the effect that the adoption of FAS 141R will have on future acquisitions.

(2) MERGERS & ACQUISITIONS AND RECENT TRANSACTIONS

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In November 2006, the Company announced its intent to exercise the optional prepayment terms of its 9.65% Junior Subordinated Debentures. The securities were redeemed effective January 15, 2007 for a redemption price equal to 104.825% of the aggregate $25 million liquidation amount of the trust securities plus all accrued and unpaid interest to the redemption date. As a result of the prepayment, the Company incurred a loss of approximately $1.2 million after taxes in the first quarter of 2007. The loss reflects the premium paid and the acceleration of the unamortized issuance costs.

During the first quarter of 2007 the Company entered into an agreement to acquire Armor Assurance Company (Armor), an insurance agency in Muskogee, Oklahoma for cash of approximately $3.3 million and a $372,000 note payable in three equal annual installments. The transaction was consummated in April 2007. Armor had total assets of approximately $364,000. As a result of the acquisition, Armor was merged with the Company’s existing property and casualty agency, Wilcox & Jones, to form Wilcox, Jones & McGrath, Inc. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2007.

In June 2007, the Company entered into an agreement to sell one of its investments held by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, that resulted in a one-time pretax gain of approximately $7.8 million. The transaction was consummated on August 1, 2007 and included in noninterest income—securities transactions in the third quarter of 2007. The Company made a $1 million contribution to its charitable foundation with the funds from the gain. This one-time gain, net of related expenses, income taxes and the contribution had a net income effect of approximately $3.9 million.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2007, the Company was awarded and received the $3.1 million bond claim by their fidelity bond carrier for the $3.3 million cash shortfall that was reported in the second quarter of 2005.

(3) DUE FROM BANKS AND FEDERAL FUNDS SOLD

The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. It also sells federal funds to certain of these institutions on an overnight basis. At December 31, 2007 the Company had no concentrations of credit risk. At December 31, 2006 the Company had concentrations of credit risk at nine institutions totaling $315 million. These institutions are selected based on the strength of their financial condition and their creditworthiness. No collateral is required on such balances.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or cash on deposit with the Federal Reserve Bank. The average amount of reserves maintained for each of the years ended December 31, 2007 and 2006 was approximately $24.6 million and $19.1 million, respectively.

(4) SECURITIES

The table below summarizes securities held for investment and securities available for sale:

	December 31,
	2007	2006
	(dollars in thousands)
Held for investment at cost (market value: $25,472 and $26,087, respectively)	$25,270	$26,052
Available for sale, at market value	442,449	406,858

Total	$467,719	$432,910

The table below summarizes the amortized cost and estimated market values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
December 31, 2007
Mortgage backed securities	$2,393	$65	$(4)	$2,454
States and political subdivisions	22,877	183	(42)	23,018

Total	$25,270	$248	$(46)	$25,472

December 31, 2006
Mortgage backed securities	$3,084	$56	$(11)	$3,129
States and political subdivisions	22,968	123	(133)	22,958

Total	$26,052	$179	$(144)	$26,087

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the amortized cost and estimated market values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
December 31, 2007
U.S. Treasuries	$79,913	$3,629	$—	$83,542
U.S. federal agencies (1)	315,341	4,602	(636)	319,307
Mortgage backed securities	10,359	73	(51)	10,381
States and political subdivisions	15,156	93	(12)	15,237
Other securities (2)	10,989	3,015	(22)	13,982

Total	$431,758	$11,412	$(721)	$442,449

December 31, 2006
U.S. Treasuries	$99,756	$1,091	$(113)	$100,734
U.S. federal agencies (1)	265,556	16	(4,348)	261,224
Mortgage backed securities	14,122	56	(131)	14,047
States and political subdivisions	18,327	65	(65)	18,327
Other securities (2)	8,943	3,668	(85)	12,526

Total	$406,704	$4,896	$(4,742)	$406,858

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. Agencies.
(2)	Primarily consists of FHLB stock and equity securities.

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

	December 31,
	2007		2006
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$4,433	$4,436	$5,470	$5,464
After one year but within five years	14,788	14,932	12,926	12,914
After five years but within ten years	3,016	3,030	6,258	6,313
After ten years	3,033	3,074	1,398	1,396

Total	$25,270	$25,472	$26,052	$26,087

Available for Sale
Contractual maturity of debt securities:
Within one year	$170,701	$170,111	$90,493	$90,022
After one year but within five years	201,081	207,534	265,580	262,795
After five years but within ten years	43,713	45,549	41,228	41,037
After ten years	5,274	5,273	460	478

Total debt securities	420,769	428,467	397,761	394,332
Equity securities	10,989	13,982	8,943	12,526

Total	$431,758	$442,449	$406,704	$406,858

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a detail of proceeds from sales, realized securities gains and losses, and impairments on available for sale securities:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Proceeds	$9,879	$2,858	$6,307
Gross gains realized	8,686	526	196
Gross losses realized	349	—	—
Impairments	—	—	—

Securities having book values of $381.66 million and $366.84 million at December 31, 2007 and 2006, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

A total of 137 and 245 securities had unrealized losses at December 31, 2007 and 2006 respectively. These securities, with unrealized losses, segregated by length of impairment, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
December 31, 2007
Held for Investment
U.S. federal agencies	$—	$—	$—	$—	$—	$—
States, political subdivisions, and other	655	3	5,822	43	6,477	46

Total	$655	$3	$5,822	$43	$6,477	$46

Available for Sale
U.S. federal agencies	$19,936	$39	$132,585	$597	$152,521	$636
States, political subdivisions, and other	2,420	12	4,588	73	7,008	85

Total	$22,356	$51	$137,173	$670	$159,529	$721

December 31, 2006
Held for Investment
U.S. federal agencies	$185	$1	$747	$10	$932	$11
States, political subdivisions, and other	3,275	29	6,148	104	9,423	133

Total	$3,460	$30	$6,895	$114	$10,355	$144

Available for Sale
U.S. federal agencies	$73,390	$352	$221,690	$4,240	$295,080	$4,592
States, political subdivisions, and other	6,869	112	3,122	38	9,991	150

Total	$80,259	$464	$224,812	$4,278	$305,071	$4,742

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Declines in the fair value of held for investment and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2007 and 2006, the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, management believes the impairments detailed in the table above are temporary and no material impairment loss has been realized in the Company’s consolidated income statement.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and industrial	$493,860	19.86%	$400,858	17.24%
Oil & gas production & equipment	92,759	3.73	97,090	4.18
Agriculture	87,035	3.50	80,743	3.47
State and political subdivisions:
Taxable	5,972	0.24	3,131	0.14
Tax-exempt	8,937	0.36	12,328	0.53
Real Estate:
Construction	222,820	8.96	223,561	9.61
Farmland	95,137	3.82	83,904	3.61
One to four family residences	513,969	20.67	516,727	22.22
Multifamily residential properties	20,248	0.81	11,415	0.49
Commercial	653,066	26.26	610,133	26.24
Consumer	270,735	10.89	258,133	11.10
Other	22,561	0.90	27,525	1.17

Total loans	$2,487,099	100.00%	$2,325,548	100.00%

Loans held for sale (included above)	$8,320		$9,935

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in the allowance for loan losses are summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Balance at beginning of period	$27,700	$27,517	$25,746

Charge-offs	(2,683)	(3,481)	(3,844)
Recoveries	781	1,364	707

Net charge-offs	(1,902)	(2,117)	(3,137)

Provisions charged to operations	3,329	1,790	4,607
Additions from acquisitions	—	510	301

Total additions	3,329	2,300	4,908

Balance at end of period	$29,127	$27,700	$27,517

Below is a summary of amounts included in the allowance for loan losses for impaired loans and the recorded balance of the related loans. The average recorded investment in all impaired loans was $74,000 in 2007, $40,000 in 2006, and $37,000 in 2005. No material amounts of interest income were collected on impaired loans for 2007 or 2006.

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Allowance for loss on impaired loans	$1,740	$1,226	$1,538
Recorded balance of impaired loans	6,348	5,512	5,998

Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Nonaccrual loans totaled $11.6 million at December 31, 2007 and $9.4 million at December 31, 2006. Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $564,000 in 2007, $443,000 in 2006, and $805,000 in 2005. Accruing loans past due more than 90 days totaled $823,000 at December 31, 2007 and $1.9 million at December 31, 2006. Restructured loans outstanding totaled $1.1 million at December 31, 2007 and $715,000 at December 31, 2006.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
	(dollars in thousands)
2005	$8,870	$10,508	$(11,663)	$7,715
2006	$7,715	$9,485	$(8,764)	$8,436
2007 (1)	$8,436	$23,127	$(15,755)	$15,808

(1)	Additions include approximately $6,905 of loans related to new director elected November 2007.

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $4.0 million, $3.9 million and $4.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(6) PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment by classification:

	Estimated Useful Lives	December 31,
		2007	2006
		(dollars in thousands)
Land		$21,012	$19,632
Buildings	10 to 40 years	89,902	83,817
Furniture, fixtures and equipment	3 to 15 years	52,522	48,301
Accumulated depreciation		(75,326)	(69,414)

Total		$88,110	$82,336

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	December 31,
	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Core deposit intangibles	$6,722	$(2,213)	$8,897	$(3,623)
Customer relationship intangibles	4,081	(491)	2,308	(288)

Total	$10,803	$(2,704)	$11,205	$(3,911)

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization
Year ended December 31:
2007	$968
2006	981
2005	814

Estimated Amortization
Year ending December 31:
2008	$908
2009	908
2010	908
2011	908
2012	908

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(dollars in thousands)
Year Ended:
December 31, 2007
Balance at beginning of period	$6,150	$23,253	$2,485	$624	$—	$32,512
Acquisitions	—	—	1,773	—	—	1,773
Adjustments	—	42	—	—	—	42

Balance at end of period	$6,150	$23,295	$4,258	$624	$—	$34,327

Year Ended:
December 31, 2006
Balance at beginning of period	$6,150	$22,201	$2,485	$624	$—	$31,460
Acquisitions	—	837	—	—	—	837
Adjustments	—	215	—	—	—	215

Balance at end of period	$6,150	$23,253	$2,485	$624	$—	$32,512

(8) TIME DEPOSITS

Certificates of deposit in denominations of $100,000 or more totaled $302 million and $252 million at December 31, 2007 and 2006, respectively. At December 31, 2007, the scheduled maturities of all certificates of deposit are as follows (dollars in thousands):

2008	$681,755
2009	88,631
2010	21,077
2011	3,283
2012	8,913
Thereafter	—

Total	$803,659

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2007	2006
	(dollars in thousands)
Federal funds purchased	$22,245	$16,966
Repurchase agreements	8,155	6,286

Total	$30,400	$23,252

Weighted average interest rate	4.96%	4.84%

Federal funds purchased represents borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

(10) LONG-TERM BORROWINGS

From time to time, the Company borrows under a line of credit from the Federal Home Loan Bank of Topeka, Kansas in order to match-fund certain long-term fixed rate loans. Such advances are at rates ranging from 6.03% to 6.19% and mature during 2008. Interest payments on the advances are due monthly. Required principal payments on the advances for 2008 total $234,000. The Company’s assets, including residential first mortgages, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2007, the Company had the ability to draw up to $117 million on this line of credit.

In April 2007, the Company issued a promissory note related to the acquisition of Armor Assurance Company totaling $372,000. The note is payable to the prior principal who remains in a management position with the agency. The note matures in three equal annual installments with the first installment of $124,000, plus interest, to be paid in April 2008. The note has a six month adjustable interest rate equal to the 180 day Treasury Bill rate. At December 31, 2007 the effective interest rate was 4.56%.

Maturities of long-term borrowings as of December 31, 2007 are as follows (dollars in thousands):

2008	$358
2009	124
2010	124
2011	—
2012 and after	—

Total	$606

(11) JUNIOR SUBORDINATED DEBENTURES

In January 1997, BancFirst Corporation established BFC Capital Trust I (the “Trust”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owned all of the common securities of the Trust. In February 1997, the Trust issued $25 million of aggregate liquidation amount of 9.65% Capital Securities, Series A (the “Capital Securities”) to other investors. The proceeds from the sale of the Capital Securities and the common securities of the Trust were invested in $25 million of 9.65% Junior Subordinated Deferrable Interest

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debentures, Series A (the “9.65% Junior Subordinated Debentures”) of BancFirst Corporation. The Series A Capital Securities and 9.65% Junior Subordinated Debentures were subsequently exchanged for Series B Capital Securities and Junior Subordinated Debentures, pursuant to a Registration Rights Agreement. The terms of the Series A and Series B securities were identical in all material respects. Interest payments on the 9.65% Junior Subordinated Debentures were payable January 15 and July 15 of each year. Such interest payments were deferrable for up to ten consecutive semi-annual periods. The stated maturity date of the 9.65% Junior Subordinated Debentures was January 15, 2027, but they were subject to mandatory redemption pursuant to optional prepayment terms. The optional prepayment terms allowed for prepayment on or after January 15, 2007, in whole or in part, at a prepayment price equal to 104.825% of the principal amount thereof on January 15, 2007, declining ratably on each January 15 thereafter to 100% on or after January 15, 2017. The Capital Securities represented an undivided interest in the 9.65% Junior Subordinated Debentures and were guaranteed by BancFirst Corporation. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

In November 2006, the Company made the determination to exercise the optional prepayment terms of the 9.65% Junior Subordinated Debentures. The securities were redeemed on January 15, 2007 for a redemption price equal to 104.825% of the aggregate $25 million liquidation amount of the debentures plus all accrued and unpaid interest to the redemption date. As a result of these transactions, the Company incurred a one-time charge of approximately $1.2 million after taxes at the time of the redemption. The one-time charge reflects the premium paid and the acceleration of the unamortized issuance costs. The one-time charge was included in the Company’s first quarter 2007 results.

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

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Current taxes:
Federal	$25,172	$24,371	$18,614
State	2,880	3,179	1,131
Deferred taxes	504	(1,137)	1,383

Total income taxes	$28,556	$26,413	$21,128

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax expense applicable to securities transactions approximated $3.0 million and $134,000 for the years ended December 31, 2007 and 2006, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes follows:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Tax expense at the federal statutory tax rate	$28,578	$26,517	$22,387
Increase (decrease) in tax expense from:
Tax-exempt income, net	(741)	(835)	(766)
State tax expense including amortization of basis difference, net of federal tax benefit	2,831	2,946	976
Federal tax credits	(1,930)	(1,309)	(1,309)
Other, net	(182)	(906)	(160)

Total tax expense	$28,556	$26,413	$21,128

The net deferred tax asset (liability) consisted of the following:

	December 31,
	2007	2006
	(dollars in thousands)
Provision for loan losses	$10,036	$9,437
Discount on securities of banks acquired	16	56
Write-downs of other real estate owned	100	104
Deferred compensation	760	707
Other	1,732	1,895

Gross deferred tax assets	12,644	12,199

Unrealized net gains on securities available for sale	(3,741)	(54)
Basis difference related to tax credits	(2,097)	(1,313)
Depreciation	(1,494)	(2,175)
Leveraged lease	(4,039)	(3,815)
Other	(1,779)	(1,156)

Gross deferred tax liabilities	(13,150)	(8,513)

Net deferred tax asset (liability)	$(506)	$3,686

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2007 and 2006, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination. Currently the Company has no open examinations with either the Internal Revenue Service or any state agency.

(13) SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In May 2006, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,500,000 shares. At December 31, 2007, 82,160 shares were available for future grants. The

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of the grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2007 will become exercisable through the year 2014. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. In May 2006, the Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan 180,000 shares. At December 31, 2007, 25,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2007 will become exercisable through the year 2010. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

Below is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Year Ended December 31, 2007
Outstanding at January 1, 2007	1,143,017	$24.45
Options granted	134,500	45.71
Options exercised	(43,650)	17.32
Options canceled, forfeited, or expired	(18,800)	44.65
Outstanding at December 31, 2007	1,215,067	26.75	9.66	$19,568

Exercisable at December 31, 2007	568,375	17.73	7.72	$14,280

Year Ended December 31, 2006
Outstanding at January 1, 2006	1,169,226	$20.83
Options granted	119,000	46.62
Options exercised	(125,209)	14.01
Options canceled	(22,500)	26.80
Outstanding at December 31, 2006	1,140,517	24.41	10.06	$33,740

Exercisable at December 31, 2006	491,341	16.76	8.26	$18,300

Below is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005
Weighted average grant-date fair value per share of options granted	$17.50	$14.32	$9.36
Total intrinsic value of options exercised	1,282	3,937	1,916
Cash received from options exercised	756	1,754	1,174
Tax benefit realized from options exercised	496	1,523	741

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the year ended December 31, 2007 and 2006, the Company recorded share-based employee compensation expense of approximately $761,000 and $594,000, net of tax.

The Company will continue to amortize the remaining fair value of these stock options of approximately $3.2 million, net of tax, over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	Year Ended December 31
	2007	2006	2005
Risk-free interest rate	4.64% to 4.90%	4.46% to 4.95%	3.98% to 4.60%
Dividend yield	1.50 to 1.55%	2.00%	2.00%
Stock price volatility	25.85% to 35.46%	16.00% to 25.58%	18.22% to 22.30%
Expected term	10 Yrs	10 Yrs	10 Yrs

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

December 31, 2005
Net Income
As reported	$42,835
Share-based compensation cost, net of tax	(556)

Pro forma net income	$42,279

Earnings per share
As reported:
Basic	$2.74
Diluted	$2.68
Pro forma:
Basic	$2.71
Diluted	$2.65

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

	Year Ended December 31,
	2007		2006		2005
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	—	$—	1,584	$8.53	4,912	$7.91
Options exercised	—	—	—	—	(3,328)	7.62
Options canceled, forfeited or expired	—	—	(1,584)	8.53	—	—

Outstanding at end of year	—	$—	—	$—	1,584	$8.53

AmQuest’s other stock option plan was for non-employee directors (the “AmQuest Directors’ Stock Option Plan”). The AmQuest Directors Stock Option Plan was authorized to issue up to 237,510 shares and the options were fully exercisable when granted. These options expired at various dates through May 2007. A summary of the options granted under the AmQuest Directors Stock Option Plan is as follows:

	Year Ended December 31,
	2007		2006		2005
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	1,428	$10.42	2,856	$9.47	3,808	$9.26
Options exercised	(952)	10.42	(952)	8.53	(952)	8.61
Options canceled, forfeited, or expired	(476)	10.42	(476)	8.53	—	—

Outstanding at end of year	—	$—	1,428	$10.42	2,856	$9.47

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). In May 2006, the Company amended the BancFirst Deferred Stock Compensation Plan to increase the number of shares to be issued under the plan to 51,000 shares. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. A summary of the accumulated stock units is as follows:

	December 31,
	2007	2006
Accumulated stock units	36,539	32,601
Average price	$29.32	$26.76

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(14) RETIREMENT PLAN

In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the “401(k)/ESOP”) effective January 1, 1985. The 401(k)/ESOP covers all eligible employees, as defined in the plan, of the Company and its subsidiaries. The 401(k)/ESOP allows employees to defer up to the maximum legal limit of their compensation, of which the Company may match 50%, but not to exceed 3% of their compensation. In addition, the Company may make discretionary contributions to the 401(k)/ESOP, as determined by the Company’s Board of Directors. The aggregate amounts of contributions by the Company to the 401(k)/ESOP for the years ended December 31, 2007, 2006 and 2005, were approximately $3.5 million, $3.4 million and $3.1 million, respectively.

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

(c) Common stock: $1.00 par value; 20,000,000 shares authorized. At December 31, 2007 and 2006, there were 15,217,230 shares and 15,764,310 shares issued and outstanding, respectively.

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

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August of 2002, and September of 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2007 there were 600,000 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Year Ended December 31,
	2007	2006
Number of shares repurchased	53,000	—
Average price of shares repurchased	$46.47	—

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BancFirst Corporation’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2008, approximately $56.0 million of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

During any deferral period or any event of default on the Junior Subordinated Debentures, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

Quantitative measures established by regulations to ensure capital adequacy require the Company and BancFirst to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 2007, that the Company and BancFirst met all capital adequacy requirements to which they are subject.

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
	(Dollars in thousands)
As of December 31, 2007:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$378,755	13.40%	$225,945	8.00%	N/A	N/A
BancFirst	357,245	12.65%	225,792	8.00%	$282,275	10.00%

Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	348,564	12.33%	112,902	4.00%	N/A	N/A
BancFirst	327,054	11.58%	112,826	4.00%	169,309	6.00%

Tier I Capital
(to Total Assets)-
BancFirst Corporation	348,564	9.42%	110,834	3.00%	N/A	N/A
BancFirst	327,054	8.85%	110,661	3.00%	184,558	5.00%

As of December 31, 2006:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$388,581	14.83%	$209,499	8.00%	N/A	N/A
BancFirst	335,067	12.80%	209,349	8.00%	$261,719	10.00%

Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	359,430	13.72%	104,685	4.00%	N/A	N/A
BancFirst	305,916	11.68%	104,609	4.00%	156,979	6.00%

Tier I Capital
(to Total Assets)-
BancFirst Corporation	359,430	10.64%	101,204	3.00%	N/A	N/A
BancFirst	305,916	9.08%	100,890	3.00%	168,261	5.00%

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as well capitalized under the regulatory framework for prompt corrective action. To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

In September 2007, the Company completed a modified Dutch Auction self-tender offer and purchased 539,453 shares of its common stock for the maximum offer price of $45.00 per share. Cash on hand was used to pay for the purchase of the stock.

(16) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(dollars in thousands, except per share data)
Year Ended December 31, 2007

Basic
Income available to common stockholders	$53,093	15,574,521	$3.41

Effect of stock options	—	370,101

Diluted
Income available to common stockholders plus assumed exercises of stock options	$53,093	15,944,622	$3.33

Year Ended December 31, 2006

Basic
Income available to common stockholders	$49,352	15,713,306	$3.14

Effect of stock options	—	381,538

Diluted
Income available to common stockholders plus assumed exercises of stock options	$49,352	16,094,844	$3.07

Year Ended December 31, 2005

Basic
Income available to common stockholders	$42,835	15,625,273	$2.74

Effect of stock options	—	374,954

Diluted
Income available to common stockholders plus assumed exercises of stock options	$42,835	16,000,227	$2.68

Below is the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2007	229,923	$45.51
December 31, 2006	10,789	$45.82
December 31, 2005	—	—

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2007	2006
	(dollars in thousands)
ASSETS
Cash	$12,759	$46,532
Securities	286	265
Investments in subsidiaries	383,439	351,962
Intangible assets	624	624
Dividends receivable	4,123	3,784
Other assets	1,057	1,362

Total assets	$402,288	$404,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$3,522	$4,103
Notes payable	—	267
Junior subordinated debentures	26,804	51,804
Stockholders’ equity	371,962	348,355

Total liabilities and stockholders’ equity	$402,288	$404,529

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$35,442	$12,886	$16,599
Interest:
Securities	—	68	322
Interest-bearing deposits	528	1,367	1,015
Other	6	709	97

Total operating income	35,976	15,030	18,033

OPERATING EXPENSE
Interest	2,088	4,380	4,408
Other	2,290	469	155

Total operating expense	4,378	4,849	4,563

Income before income taxes and equity in undistributed earnings of subsidiaries	31,598	10,181	13,470
Allocated income tax benefit	1,045	1,581	1,348

Income before equity in undistributed earnings of subsidiaries	32,643	11,762	14,818
Equity in undistributed earnings of subsidiaries	20,450	37,590	28,017

Net income	$53,093	$49,352	$42,835

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,093	$49,352	$42,835
Adjustments to reconcile to net cash provided by operating activities:
Gain on sale of assets	—	(640)	—
Prepayment expenses of junior subordinated debentures	1,894
Equity in undistributed earnings of subsidiaries	(20,450)	(37,583)	(28,017)
Other, net	(1,199)	(2,018)	(2,755)

Net cash provided by operating activities	33,338	9,111	12,063

INVESTING ACTIVITIES
Net cash used for acquisitions	(3,344)	(5,690)	(10,990)
Proceeds from sale of assets	516	18,138	—
Purchases of securities	(26)	(39)	(26)
Other, net	5	—	(95)

Net cash provided (used) by investing activities	(2,849)	12,409	(11,111)

FINANCING ACTIVITIES
Prepayment of junior subordinated debentures	(26,894)	—	—
Issuance of common stock	2,544	4,281	2,070
Acquisition of common stock	(27,132)	—	(4,583)
Cash dividends paid	(11,538)	(10,360)	(9,061)
Other, net	(1,242)	—	—

Net cash used by financing activities	(64,262)	(6,079)	(11,574)

Net increase (decrease) in cash	(33,773)	15,441	(10,622)
Cash at the beginning of the period	46,532	31,091	41,713

Cash at the end of the period	$12,759	$46,532	$31,091

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$3,127	$4,378	$4,375

Cash received during the period for income taxes, net	$1,978	$2,216	$725

(18) RELATED PARTY TRANSACTIONS

In April 2007, the Company issued a promissory note related to the acquisition of Armor Assurance Company, an independent insurance agency, totaling $372,000. The note is payable to the prior principal who remains in a management position with the agency. The note matures in three equal annual installments with the first installment of $124,000 due in April 2007. The note has a six month adjustable interest rate equal to the 180 day Treasury Bill. At December 31, 2007 the effective interest rate was 4.56%.

Refer to note (5) for information regarding loan transactions with related parties.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31,
	2007	2006
	(dollars in thousands)
Loan commitments	$637,006	$573,011
Stand-by letters of credit	50,582	64,467

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

The future minimum rental payments under these leases are as follows (dollars in thousands):

Year Ending December 31:
2008	$828
2009	534
2010	293
2011	185
2012	110
Later years	682

Total	$2,632

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $1.2 million, $1.2 million and $1.1 million during 2007, 2006 and 2005, respectively.

In 2004 the Company submitted a claim to its fidelity bond carrier for a loss it incurred and expensed in 2003. The amount of the claim approximated $2 million. In 2005, the Company was notified by its insurance carrier that it was denying the claim. In 2006, the Company challenged the insurance carrier’s claim denial. In 2007, the Company notified the bond carrier that it had decided not to pursue the $2 million claim.

In the second quarter of 2005, the Company reported a $3.3 million cash shortfall at one of its branches. The Company notified its fidelity bond carrier of the pending claim and that a thorough investigation would ensue. Based on the facts available at the time and outside consultation, the Company recorded as an expense its deductible on the coverage of $250,000 and a receivable for the bond claim of approximately $3 million

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the second quarter. During the third quarter of 2005, it became apparent that the Company’s investigation was going to take much longer than management and the Company’s consultant originally expected. Specifically, the time frame for ongoing criminal investigation of the matter and the possibility of litigation amongst the parties had created uncertainty as to the timing of any recovery under the fidelity bond. While management still expected a significant recovery under its fidelity bond coverage, the amount and timing of the recovery was no longer reasonably estimable. As a result, the Company believed it was prudent to write off, and recognize as an expense, the $3 million bond claim receivable. In July 2007, the fidelity bond carrier awarded the Company the $3.1 million bond claim. The recovery was included in other noninterest income during the third quarter of 2007.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
FINANCIAL ASSETS
Cash and due from banks	$194,103	$194,103	$148,487	$148,487
Federal funds sold and interest-bearing deposits	401,387	401,340	341,470	341,421
Securities	467,719	467,921	432,910	432,945
Loans:
Loans (net of unearned interest)	2,487,099		2,325,548
Allowance for loan losses	(29,127)		(27,700)

Loans, net	2,457,972	2,455,801	2,297,848	2,305,878
FINANCIAL LIABILITIES
Deposits	3,288,504	3,290,435	2,974,305	2,972,615
Short-term borrowings	30,400	30,405	23,252	23,252
Long-term borrowings	606	614	1,339	1,357
Junior subordinated debentures	26,804	26,797	51,804	54,013
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,115		1,003
Letters of credit		379		484

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(dollars in thousands)
December 31, 2007
Net interest income (expense)	$45,982	$96,668	$7,239	$(1,545)	$(58)	$148,286
Provision for loan losses	1,005	2,187	129	8	—	3,329
Noninterest income	8,233	30,404	26,474	67,963	(61,936)	71,138
Depreciation and amortization	2,040	4,803	385	1,308	—	8,536
Other expenses	23,112	60,505	15,972	26,497	(176)	125,910

Income before taxes	$28,058	$59,577	$17,227	$38,605	$(61,818)	$81,649

Total Assets	$1,123,148	$2,390,420	$206,060	$478,823	$(455,445)	$3,743,006

Capital expenditures	$5,606	$6,348	$431	$2,465	$—	$14,850

December 31, 2006
Net interest income (expense)	$44,852	$98,233	$7,620	$(6,959)	$(58)	$143,688
Provision for loan losses	372	2,041	37	(660)	—	1,790
Noninterest income	7,834	28,695	19,140	54,223	(51,468)	58,424
Depreciation and amortization	2,490	3,874	180	1,287	—	7,831
Other expenses	21,231	58,088	17,087	20,460	(140)	116,726

Income before taxes	$28,593	$62,925	$9,456	$26,177	$(51,386)	$75,765

Total Assets	$1,208,016	$2,277,419	$160,543	$211,325	$(438,729)	$3,418,574

Capital expenditures	$9,085	$10,506	$43	$2,788	$—	$22,422

December 31, 2005
Net interest income (expense)	$37,443	$92,535	$7,263	$(5,750)	$(40)	$131,451
Provision for loan losses	1,971	2,644	6	(14)	—	4,607
Noninterest income	7,468	26,623	17,279	48,075	(45,161)	54,284
Depreciation and amortization	1,603	4,339	273	1,195	—	7,410
Other expenses	19,751	58,089	16,121	15,822	(28)	109,755

Income before taxes	$21,586	$54,086	$8,142	$25,322	$(45,173)	$63,963

Total Assets	$1,172,513	$2,216,430	$156,313	$50,639	$(372,865)	$3,223,030

Capital expenditures	$2,901	$7,963	$145	$4,443	$—	$15,452

The financial information for each business unit is presented on the basis used internally by management to evaluate performance and allocate resources. The Company utilizes a transfer pricing system to allocate the benefit or cost of funds provided or used by the various business units. Certain services provided by the support

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

group to other business units, such as item processing, are allocated rates approximating the cost of providing the services. Eliminations are adjustments to consolidate the business units and companies. Capital expenditures are generally charged to the business unit using the asset.

(22) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 is as follows:

	Quarter
	Fourth	Third	Second	First
	(dollars in thousands, except per share data)
2007
Net interest income	$37,506	$36,969	$37,437	$36,374
Provision for loan losses	980	2,248	132	(31)
Noninterest income	15,231	26,790	15,235	13,882
Noninterest expense	34,240	35,167	31,618	33,421
Net income	11,624	16,944	13,402	11,123
Net income per common share:
Basic	0.76	1.08	0.85	0.71
Diluted	0.75	1.06	0.83	0.69

2006
Net interest income	$36,930	$36,404	$35,753	$34,601
Provision for loan losses	(123)	315	917	681
Noninterest income	14,782	15,501	14,732	13,409
Noninterest expense	31,830	31,609	30,826	30,292
Net income	13,522	12,740	12,209	10,881
Net income per common share:
Basic	0.86	0.81	0.78	0.69
Diluted	0.84	0.79	0.76	0.68

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

Exhibit Number	Exhibit
4.10	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Eighth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

10.7	BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Grant Thornton LLP.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Amended Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007 and incorporated herein by reference).

*	Filed herewith.