Form 10-Q
period 2008-03-31
BANCFIRST CORP /OK/
filed 2008-05-09
CIK 760498

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of April 30, 2008 there were 15,184,482 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	March 31,		December 31,
	2008	2007	2007
ASSETS
Cash and due from banks	$172,915	$130,571	$194,103
Interest-bearing deposits with banks	4,754	2,313	2,387
Federal funds sold	452,000	435,000	399,000
Securities (market value: $463,295, $430,804, and $467,921, respectively)	462,832	430,765	467,719
Loans:
Total loans (net of unearned interest)	2,500,849	2,336,028	2,487,099
Allowance for loan losses	(30,193)	(27,493)	(29,127)

Loans, net	2,470,656	2,308,535	2,457,972
Premises and equipment, net	87,429	83,559	88,110
Other real estate owned	1,723	1,058	1,300
Intangible assets, net	7,874	7,042	8,099
Goodwill	34,327	32,512	34,327
Accrued interest receivable	25,569	25,631	26,093
Other assets	66,032	64,700	63,896

Total assets	$3,786,111	$3,521,686	$3,743,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$958,216	$881,975	$966,214
Interest-bearing	2,343,887	2,187,231	2,322,290

Total deposits	3,302,103	3,069,206	3,288,504
Short-term borrowings	38,065	47,080	30,400
Accrued interest payable	7,202	7,177	7,831
Other liabilities	25,253	15,071	16,899
Long-term borrowings	507	870	606
Junior subordinated debentures	26,804	26,804	26,804

Total liabilities	3,399,934	3,166,208	3,371,044

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,183,483, 15,721,936 and 15,217,230, respectively	15,183	15,722	15,217
Capital surplus	64,297	61,868	63,917
Retained earnings	292,837	276,943	285,879
Accumulated other comprehensive income, net of income tax of $(7,463), $(509) and $(3,742), respectively	13,860	945	6,949

Total stockholders’ equity	386,177	355,478	371,962

Total liabilities and stockholders’ equity	$3,786,111	$3,521,686	$3,743,006

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
INTEREST INCOME
Loans, including fees	$45,164	$46,515
Securities:
Taxable	4,557	4,400
Tax-exempt	339	361
Federal funds sold	3,140	4,825
Interest-bearing deposits with banks	44	36

Total interest income	53,244	56,137

INTEREST EXPENSE
Deposits	17,175	18,680
Short-term borrowings	184	398
Long-term borrowings	7	20
Junior subordinated debentures	491	665

Total interest expense	17,857	19,763

Net interest income	35,387	36,374
Provision for loan losses	1,780	(31)

Net interest income after provision for loan losses	33,607	36,405

NONINTEREST INCOME
Trust revenue	1,428	1,458
Service charges on deposits	7,519	6,610
Securities transactions	28	227
Income from sales of loans	569	740
Insurance commissions and premiums	1,901	1,239
Cash management services	2,533	2,144
Gain on sale of other assets	1,822	7
Other	1,441	1,457

Total noninterest income	17,241	13,882

NONINTEREST EXPENSE
Salaries and employee benefits	20,189	18,790
Occupancy and fixed assets expense, net	2,076	2,078
Depreciation	1,755	1,809
Amortization of intangible assets	225	252
Data processing services	736	664
Net expense from other real estate owned	(8)	(89)
Marketing and business promotion	1,279	1,581
Early extinguishment of debt	—	1,894
Other	6,676	6,442

Total noninterest expense	32,928	33,421

Income before taxes	17,920	16,866
Income tax expense	(6,326)	(5,743)

Net income	11,594	11,123
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	6,893	801
Reclassification adjustment for gains (losses) included in net income	18	44

Comprehensive income	$18,505	$11,968

NET INCOME PER COMMON SHARE
Basic	$0.76	$0.71

Diluted	$0.74	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
COMMON STOCK
Issued at beginning of period	$15,217	$15,764
Shares issued	6	11
Shares acquired and canceled	(40)	(53)

Issued at end of period	$15,183	$15,722

CAPITAL SURPLUS
Balance at beginning of period	$63,917	$61,418
Common stock issued	380	450

Balance at end of period	$64,297	$61,868

RETAINED EARNINGS
Balance at beginning of period	$285,879	$271,073
Net income	11,594	11,123
Dividends on common stock ($0.20 and $0.18 per share, respectively)	(3,043)	(2,840)
Common stock acquired and canceled	(1,593)	(2,413)

Balance at end of period	$292,837	$276,943

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$6,949	$100
Net change	6,911	845

Balance at end of period	$13,860	$945

Total stockholders’ equity	$386,177	$355,478

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES	$14,861	$16,985

INVESTING ACTIVITIES
Purchases of securities:
Held for investment	(150)	(1,284)
Available for sale	(1)	(26,245)
Maturities of securities:
Held for investment	868	2,061
Available for sale	13,448	28,041
Proceeds from sales and calls of securities:
Held for investment	25	175
Available for sale	1,300	692
Net increase in federal funds sold	(53,000)	(100,000)
Purchase of life insurance	—	(15,000)
Purchases of loans	(136)	(2,549)
Proceeds from sales of loans	16,255	18,509
Net other increase in loans	(30,206)	(29,305)
Purchases of premises, equipment and other	(7,228)	(21,710)
Proceeds from the sale of other real estate owned, repossessed assets and other	8,267	21,036

Net cash used in investing activities	(50,558)	(125,579)

FINANCING ACTIVITIES
Net (decrease) increase in demand, transaction and savings deposits	(17,814)	78,355
Net increase in certificates of deposits	31,414	16,546
Net increase in short-term borrowings	7,665	23,828
Net decrease in long-term borrowings	(99)	(469)
Prepayment of junior subordinated debentures	—	(26,894)
Issuance of common stock	386	461
Acquisition of common stock	(1,633)	(2,466)
Cash dividends paid	(3,043)	(2,840)

Net cash provided by financing activities	16,876	86,521

Net decrease in cash and due from banks	(18,821)	(22,073)
Cash and due from banks at the beginning of the period	196,490	154,957

Cash and due from banks at the end of the period	$177,669	$132,884

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$18,486	$20,574

Cash paid during the period for income taxes	$—	$1

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, Wilcox, Jones & McGrath, Inc., and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, BancFirst Agency, Inc., Lenders Collection Corporation, BancFirst Community Development Corporation and Council Oak Real Estate, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts for 2007 have been reclassified to conform to the 2008 presentation.

The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2007, the date of the most recent annual report.

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

FAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see Note 14 – Fair Value Measurements).

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

(3)	RECENT DEVELOPMENTS: MERGERS, ACQUISITIONS AND DISPOSALS

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

During the first quarter of 2007 the Company entered into an agreement to acquire Armor Assurance Company (Armor), an insurance agency in Muskogee, Oklahoma for cash of approximately $3.3 million and a $372,000 note payable in three equal annual installments. The transaction was consummated in April 2007. Armor had total assets of approximately $364,000. As a result of the acquisition, Armor was merged with the Company’s existing property casualty agency, Wilcox & Jones, to form Wilcox, Jones & McGrath, Inc. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2007 or the first quarter of 2008.

In June 2007, the Company entered into an agreement to sell one of its investments held by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, that resulted in a one-time pretax gain of approximately $7.8 million. The transaction was consummated on August 1, 2007 and was included in noninterest income – securities transactions in the third quarter of 2007. The Company made a $1 million contribution to its charitable foundation with the funds from the gain. This one-time gain, net of related expenses, income taxes and the contribution had a net income effect of approximately $3.9 million.

In July 2007, the Company was awarded and received the $3.1 million bond claim by their fidelity bond carrier for the $3.3 million cash shortfall that was reported in the second quarter of 2005.

In March 2008, the Company, as a member bank of Visa, recorded a $1.8 million pre-tax gain from the mandatory partial redemption of the Company’s Visa shares received in the first quarter initial public offering. The gain was included in Gain on sale of other assets.

(4)	SECURITIES

The table below summarizes securities held for investment and securities available for sale (dollars in thousands).

	March 31,		December 31, 2007
	2008	2007
Held for investment, at cost (market value; $24,990, $25,460 and $25,472, respectively)	$24,527	$25,421	$25,270
Available for sale, at market value	438,305	405,344	442,449

Total	$462,832	$430,765	$467,719

The table below summarizes the maturity of securities (dollars in thousands).

	March 31,		December 31, 2007
	2008	2007
Contractual maturity of debt securities:
Within one year	$166,972	$84,950	$174,544
After one year but within five years	241,653	300,502	222,322
After five years	40,619	31,493	56,871

Total debt securities	449,244	416,945	453,737
Equity securities	13,588	13,820	13,982

Total	$462,832	$430,765	$467,719

The Company held 265 and 169 debt securities available for sale that had unrealized gains as of March 31, 2008 and 2007, respectively. These securities had a market value totaling $414.2 million and $88.6 million, respectively, and unrealized gains totaling $18.3 million and $1.4 million, respectively. The Company also held 26 and 155 debt securities available for sale that had unrealized losses, respectively. These securities had a market value totaling $12.0 million and $304.4 million and unrealized losses totaling $8,000 and $3.7 million, respectively. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these debt securities until the unrealized losses are recovered.

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	March 31,				December 31,
	2008		2007		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$490,279	19.61%	$430,176	18.42%	$493,860	19.86%
Oil & gas production & equipment	94,293	3.77	102,118	4.37	92,759	3.73
Agriculture	85,067	3.40	81,029	3.47	87,035	3.50
State and political subdivisions:
Taxable	5,789	0.23	2,289	0.10	5,972	0.24
Tax-exempt	8,728	0.35	12,164	0.52	8,937	0.36
Real Estate:
Construction	236,763	9.47	228,954	9.80	222,820	8.96
Farmland	92,009	3.68	85,600	3.66	95,137	3.82
One to four family residences	505,473	20.21	510,623	21.86	513,969	20.67
Multifamily residential properties	35,909	1.44	13,956	0.60	20,248	0.81
Commercial	663,221	26.52	587,998	25.17	653,066	26.26
Consumer	263,986	10.56	256,237	10.97	270,735	10.89
Other	19,332	0.76	24,884	1.06	22,561	0.90

Total loans	$2,500,849	100.00%	$2,336,028	100.00%	$2,487,099	100.00%

Loans held for sale (included above)	$9,468		$9,264		$8,320

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

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Balance at beginning of period	$29,127	$27,700

Charge-offs	(899)	(488)
Recoveries	185	312

Net charge-offs	(714)	(176)

Provisions charged to operations	1,780	(31)

Balance at end of period	$30,193	$27,493

The net charge-offs (recoveries) by category are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
Commercial, financial and other	$32	$(11)
Real estate – construction	8	(23)
Real estate – mortgage	513	(10)
Consumer	161	220

Total	$714	$176

(6)	NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets (dollars in thousands):

	March 31,		December 31,
	2008	2007	2007
Past due over 90 days and still accruing	$643	$1,688	$823
Nonaccrual	11,892	9,909	11,568
Restructured	864	792	1,121

Total nonperforming and restructured loans	13,399	12,389	13,512
Other real estate owned and repossessed assets	2,074	1,233	1,568

Total nonperforming and restructured assets	$15,473	$13,622	$15,080

Nonperforming and restructured loans to total loans	0.54%	0.53%	0.54%

Nonperforming and restructured assets to total assets	0.41%	0.39%	0.40%

(7)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	March 31,				December 31,
	2008		2007		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$6,703	$(2,363)	$8,560	$(3,506)	$6,722	$(2,213)
Customer relationship intangibles	4,081	(547)	2,308	(320)	4,081	(491)

Total	$10,784	$(2,910)	$10,868	$(3,826)	$10,803	$(2,704)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization:
Three months ended March 31, 2008	$225
Three months ended March 31, 2007	252
Year ended December 31, 2007	968

Estimated Amortization
Year ending December 31:
2008	$908
2009	908
2010	908
2011	908
2012	908

The following is a summary of goodwill by business segment (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended
March 31, 2008
Balance at beginning and end of period	$6,150	$23,295	$4,258	$624	$—	$34,327

Three Months Ended
March 31, 2007
Balance at beginning and end of period	$6,150	$23,253	$2,485	$624	$—	$32,512

Year Ended
December 31, 2007
Balance at beginning of period	$6,150	$23,253	$2,485	$624	$—	$32,512
Acquisitions	—	—	1,773	—	—	1,773
Adjustments	—	42	—	—	—	42

Balance at end of period	$6,150	$23,295	$4,258	$624	$—	$34,327

(8)	CAPITAL

The Company is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. The required minimums and the Company’s respective ratios are shown below (dollars in thousands).

	Minimum Required	March 31,		December 31,
		2008	2007	2007
Tier 1 capital		$356,093	$340,958	$348,564
Total capital		$387,350	$369,902	$378,755
Risk-adjusted assets		$2,860,704	$2,652,176	$2,826,072
Leverage ratio	3.00%	9.50%	9.79%	9.42%
Tier 1 capital ratio	4.00%	12.45%	12.86%	12.33%
Total capital ratio	8.00%	13.54%	13.95%	13.40%

As of March 31, 2008 and 2007, and December 31, 2007, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(9)	STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August of 2002, and September of 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At March 31, 2008 there were 560,000 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended March 31,
	2008	2007
Number of shares repurchased	40,000	53,000
Average price of shares repurchased	$40.70	$46.47

(10)	SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In May 2006, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,500,000 shares. At March 31, 2008, 88,410 shares are available for future grants. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of the grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2008 will become exercisable through the year 2015. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. In May 2006, the Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 180,000 shares. At March 31, 2008, 25,000 shares are available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2008 will become exercisable through the year 2012. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

Below is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended March 31, 2008
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,203,817	$26.75
Options granted	5,000	46.44
Options exercised	(6,250)	17.86
Options canceled	—	—

Outstanding at March 31, 2008	1,202,567	26.87	9.40	$22,735

Exercisable at March 31, 2008	591,375	18.02	7.58	$16,414

Below is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Weighted average grant-date fair value per share of options granted	$20.86	$17.93
Total intrinsic value of options exercised	$163	$346
Cash received from options exercised	112	126
Tax benefit realized from options exercised	63	134

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

For the three months ended March 31, 2008 and 2007, the Company recorded share-based employee compensation expense of approximately $175,000 and $174,000 respectively, net of tax.

The Company will continue to amortize the remaining fair value of these stock options of approximately $3.6 million, net of tax, over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	2008	2007
Risk-free interest rate	4.12%	4.77%
Dividend yield	1.50%	1.55%
Stock price volatility	38.05%	27.02%
Expected term	10 Yrs	10 Yrs

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

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. Below is a summary of the tax effects of this unrealized gain or loss (dollars in thousands).

	Three Months Ended March 31,
	2008	2007
Unrealized gain (loss) during the period:
Before-tax amount	$10,633	$1,300
Tax (expense) benefit	(3,722)	(455)

Net-of-tax amount	$6,911	$845

The amount of unrealized gain or loss included, net of tax, in accumulated other comprehensive income is summarized below (dollars in thousands).

	Three Months Ended March 31,
	2008	2007
Unrealized gain (loss) on securities:
Beginning balance	$6,949	$100
Current period change	6,893	801
Reclassification adjustment for gains (losses) included in net income	18	44

Ending balance	$13,860	$945

(12)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows (dollars in thousands, except per share data):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2008
Basic
Income available to common stockholders	$11,594	15,208,049	$0.76

Effect of stock options	—	354,521

Diluted
Income available to common stockholders plus assumed exercises of stock options	$11,594	15,562,570	$0.74

Three Months Ended March 31, 2007
Basic
Income available to common stockholders	$11,123	15,750,333	$0.71

Effect of stock options	—	363,101

Diluted
Income available to common stockholders plus assumed exercises of stock options	$11,123	16,113,434	$0.69

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the commons shares.

	Shares	Average Exercise Price
Three Months Ended March 31, 2008	264,104	$43.28
Three Months Ended March 31, 2007	164,217	$46.71

(13)	SEGMENT INFORMATION

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

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
March 31, 2008
Net interest income (expense)	$10,856	$23,467	$1,705	$(641)	$—	$35,387
Noninterest income	2,260	7,755	4,740	14,503	(12,017)	17,241
Income before taxes	6,730	12,932	1,919	8,316	(11,977)	17,920

March 31, 2007
Net interest income (expense)	$11,148	$23,496	$1,908	$(164)	$(14)	$36,374
Noninterest income	1,891	6,935	4,404	13,768	(13,116)	13,882
Income before taxes	6,984	14,425	2,602	5,935	(13,080)	16,866

Total Assets:
March 31, 2008	$1,156,525	$2,405,207	$155,634	$536,905	$(468,160)	$3,786,111
March 31, 2007	$1,090,790	$2,259,763	$160,950	$438,550	$(428,367)	$3,521,686
December 31, 2007	$1,123,148	$2,390,420	$206,060	$478,823	$(455,445)	$3,743,006

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

(14)	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of FAS No. 157 (“FAS 157”), “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Positions (FSP) No. 157-2, Effective Date of FASB Statement No. 157,” the Company will delay application of FAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

FAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, FAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

•	Level 1 Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset and liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3 Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale

U.S. Treasury Bills are reported at fair value utilizing Level 1 inputs. Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value information from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company also invests in equity securities classified as available for sale for which observable information is not readily available. These securities are reported at fair value utilizing Level 3 inputs. For these securities, management determines the fair value based on replacement cost, the income approach or information provided by outside consultants or lead investors.

Derivatives

Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its commodity swaps/options. The Company utilizes internal valuation models with observable market data inputs to estimate fair values.

Loans Held For Sale

The Company originates mortgage loans to be sold in the secondary market. At the time of origination, the acquiring bank has already been determined and the terms of the loan, including interest rate, have already been set by the acquiring bank allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 45 days of origination and gains or losses recognized upon the sale of the loans are determined on a specific identification basis.

Impaired Loans

Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria and are considered in the calculation of the allowance for loan loss reserves.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities Available for Sale	$87,065	$343,469	$7,771	$438,305
Derivative Assets		7,709		7,709
Derivative Liabilities		7,415		7,415
Loans Held For Sale		9,468		9,468

(15)	SUBSEQUENT EVENTS

BancFirst Corporation will have securities gains of approximately $6.1 million in the second quarter. The Company has completed a bond swap which resulted in the sale of $80 million of US Treasury securities and the purchase of Government Sponsored Enterprises (GSE) senior debt securities of similar amounts and maturities. The after-tax impact of these transactions is expected to be $3.7 million or $0.24 per diluted earnings per share for the second quarter, and $3.3 million or $0.21 per diluted earnings per share for the year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the first quarter of 2008 was $11.6 million compared to $11.1 for the first quarter of 2007. Diluted net income per share was $0.74 and $0.69 for the first quarter of 2008 and 2007, respectively. During the first quarter of 2008, the Company recognized a $1.2 million after-tax gain related to the Visa initial public offering.

Net interest income totaled $35.4 million, a decrease of $1.0 million, or 2.7%, compared to the first quarter of 2007. The Company’s net interest margin (on a taxable equivalent basis) was 4.24% compared to 4.75% for the same period a year ago. The decrease in the net interest margin was driven by the Federal Reserve Bank’s reduction in rates over the past seven months. The Company’s provision for loan losses was $1.78 million compared to a negative provision of $31,000 during the same period a year ago. The increase in loan losses was due primarily to a single large relationship that was downgraded by management. Noninterest income of $17.2 million was up 24.2% over the same period in 2007. Noninterest income during the first quarter of 2008 included a one-time gain of approximately $1.8 million, before taxes, from the Company’s interest in the Visa initial public offering. Core noninterest income was up $1.5 million due to growth in deposit accounts, insurance commissions and premiums, and cash management services. Noninterest expense totaled $32.9 million versus $33.4 million for the first quarter of 2007, a decrease of $493,000, or 1.48%. Last year’s expenses included a $1.9 million charge for the early redemption of the junior subordinated debentures. The increase in the core operating expenses over a year ago was attributable to the increase in salaries and benefits due to the Company’s growth, and expenses of an insurance agency acquired in the second quarter of 2007. The Company’s effective tax rate was 35.3% for the first quarter of 2008, compared to 34.1% for the first quarter of 2007.

Total assets at March 31, 2008 were $3.8 billion, up $43.1 million from December 31, 2007 and up $264.4 million from a year ago. Total loans increased to $2.50 billion, up $13.8 million from December 31, 2007 and up $164.8 million from March 31, 2007. Total deposits were $3.3 billion, up $13.6 million from December 31, 2007 and up $232.9 million from March 31, 2007. Stockholders’ equity was $386 million at March 31, 2008, up $14.2 million from December 31, 2007 and up $30.7 million compared to March 31, 2007.

In March 2008, the Company, as a member bank of Visa, recorded a $1.8 million pre-tax gain from the mandatory partial redemption of the Company’s Visa shares received in the first quarter initial public offering. The gain was included in gain on sale of other assets.

During the first quarter of 2007 the Company entered into an agreement to acquire Armor Assurance Company (Armor), an insurance agency in Muskogee, Oklahoma for cash of approximately $3.3 million and a $372,000 note payable in three equal annual installments. The transaction was consummated in April 2007. Armor had total assets of approximately $364,000. As a result of the acquisition, Armor was merged with the Company’s existing property casualty agency, Wilcox & Jones, to form Wilcox, Jones & McGrath, Inc. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2007 or the first quarter of 2008.

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

In recent months certain events in the national economy have caused credit and liquidity issues, declining home sales, rising commodity prices and a declining dollar resulting in an increase in credit losses at many U.S. banks. The deterioration in the economy has led to mixed reviews on whether or not the nation has entered into a recession. While the Oklahoma economy is currently performing better than the national average, it would be reasonable to expect that the state would eventually feel the impact of a national recession. If that were the case, it is likely that loan losses of the Company would increase.

RESULTS OF OPERATIONS

Net interest income for the first quarter of 2008 was $35.4 million, a decrease of $1.0 million from the first quarter of 2007. The net interest margin in 2008 decreased to 4.24% from 4.75% for the first quarter of 2007. The decrease in the net interest margin was driven by the Federal Reserve Bank’s reduction in rates over the past seven months.

The Company provided a $1.78 million provision for loan losses in the first quarter of 2008, compared to a negative provision of $31,000 for the same period of 2007. The increase in loan losses was due primarily to a single large relationship that was downgraded by management. Net loan charge-offs were $714,000 for the first quarter of 2008, compared to $176,000 for the first quarter of 2007. The net charge-offs represent an annualized rate of 0.12% of average total loans for the first quarter of 2008 compared to 0.03% for the first quarter of 2007.

Noninterest income for the first quarter of 2008 increased $3.4 million compared to the first quarter of 2007. Noninterest income during the first quarter of 2008 included a one-time gain of approximately $1.8 million, before taxes, from the Company’s interest in the Visa initial public offering. Core noninterest income was up $1.5 million due to growth in deposit accounts, insurance commissions and premiums, and cash management services. Noninterest expense decreased $493,000 compared to the first quarter of 2007. Last year’s expenses included a $1.9 million charge for the early redemption of the junior subordinated debentures. The increase in the core operating expenses over a year ago was attributable to the increase in salaries and benefits due to the Company’s growth, and expenses of an insurance agency acquired in the second quarter of 2007. Income tax expense increased $583,000 compared to the first quarter of 2007. The effective tax rate on income before taxes was 35.3%, compared to 34.1% for the first quarter of 2007. The reduction in the Company’s 2007 tax rate was due in part to tax credits from certain loan transactions that reduced the Company’s income taxes for the first quarter of 2007.

In July 2007, the Company was awarded and received the $3.1 million bond claim by their fidelity bond carrier for the $3.3 million cash shortfall that was reported in the second quarter of 2005.

In June 2007, the Company entered in to an agreement to sell one of its investments held by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, that resulted in a one-time pretax gain of approximately $7.8 million. The transaction was consummated on August 1, 2007 and was included in noninterest income – securities transactions in the third quarter of 2007. The Company made a $1 million contribution to its charitable foundation with the funds from the gain. This one-time gain, net of related expenses, income taxes and the contribution had a net income effect of approximately $3.9 million.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold increased $34.2 million from December 31, 2007, and $61.8 million from March 31, 2007. These increases were mainly from deposit growth in late 2007 and early 2008.

Total securities decreased $4.9 million compared to December 31, 2007 and increased $32.1 million compared to March 31, 2007. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $21.32 million at the end of the first quarter of 2008, compared to an unrealized gain of $10.69 million at December 31, 2007 and an unrealized gain of $1.45 million at March 31, 2007. The average taxable equivalent yield on the securities portfolio for the first quarter of 2008 decreased to 4.37% from 4.74% for the same quarter of 2007.

Total loans increased $13.8 million from December 31, 2007 and increased $164.8 million from March 31, 2007. The increase compared to year end and first quarter 2007 was due to internal loan growth. The allowance for loan losses increased $1.07 million from year-end 2007 and $2.70 million from the first quarter of 2007. The allowance as a percentage of total loans was 1.21%, 1.17% and 1.18% at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. The allowance to nonperforming and restructured loans at the same dates was 225.34%, 215.57% and 221.90%, respectively.

Nonperforming and restructured loans totaled $13.4 million at March 31, 2008, compared to $13.5 million at December 31, 2007 and $12.4 million at March 31, 2007. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.54%, 0.54% and 0.53%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased $13.60 million compared to December 31, 2007, and $232.90 million compared to March 31, 2007 due to internal growth. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 10.03% of total deposits at March 31, 2008, compared to 9.20% at December 31, 2007 and 8.76% at March 31, 2007.

Short-term borrowings increased $7.67 million from December 31, 2007, and decreased $9.02 million from March 31, 2007. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $99,000 from year-end 2007 and $363,000 from the first quarter of 2007. The decrease since the first quarter and year end of 2007 was due to scheduled principal payments.

Stockholders’ equity was $386.2 million at March 31, 2008 which was an increase of $14.22 million from year-end 2007 and an increase of $30.70 million from the first quarter of 2007 due to accumulated earnings. Average stockholders’ equity to average assets for the first quarter of 2008 was 10.27%, compared to 10.18% for the first quarter of 2007. The Company’s leverage ratio and total risk-based capital ratio were 9.50% and 13.54%, respectively, at March 31, 2008, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Per Common Share Data
Net income – basic	$0.76	$0.71
Net income – diluted	0.74	0.69
Cash dividends	0.20	0.18
Performance Data
Return on average assets	1.26%	1.31%
Return on average stockholders’ equity	12.24	12.83
Cash dividend payout ratio	26.32	25.35
Net interest spread	3.35	3.72
Net interest margin	4.24	4.75
Efficiency ratio	62.57	66.50
Net charge-offs	0.12	0.03

	March 31,		December 31,
	2008	2007	2007
Balance Sheet Data
Book value per share	$25.43	$22.61	$24.44
Tangible book value per share	22.65	20.09	21.66
Average loans to deposits (year-to-date)	76.91%	77.50%	76.04%
Average earning assets to total assets (year-to-date)	91.27	90.77	90.86
Average stockholders’ equity to average assets (year-to-date)	10.27	10.18	10.18
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.54%	0.53%	0.54%
Nonperforming and restructured assets to total assets	0.41	0.39	0.40
Allowance for loan losses to total loans	1.21	1.18	1.17
Allowance for loan losses to nonperforming and restructured loans	225.34	221.90	215.57

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,493,224	$45,249	7.28%	$2,338,682	$46,630	8.09%
Securities – taxable	431,435	4,557	4.24	389,466	4,400	4.58
Securities – taxable exempt	34,625	522	6.05	35,154	555	6.40
Federal funds sold	415,731	3,183	3.07	369,992	4,861	5.33

Total earning assets	3,375,015	53,511	6.36	3,133,294	56,446	7.31

Nonearning assets:
Cash and due from banks	135,121			141,463
Interest receivable and other assets	217,117			204,876
Allowance for loan losses	(29,394)			(27,651)
Total nonearning assets	322,844			318,688

Total assets	$3,697,859			$3,451,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$410,017	$642	0.63%	$419,913	$852	0.82%
Savings deposits	1,095,980	7,910	2.89	979,906	9,350	3.87
Time deposits	824,832	8,623	4.19	766,576	8,478	4.49
Short-term borrowings	23,644	184	3.12	32,096	398	5.03
Long-term borrowings	523	7	5.37	1,131	20	7.17
Junior subordinated debentures	26,539	491	7.42	30,971	665	8.71

Total interest-bearing liabilities	2,381,535	17,857	3.01	2,230,593	19,763	3.59

Interest-free funds:
Noninterest-bearing deposits	911,055			851,365
Interest payable and other liabilities	25,456			18,514
Stockholders’ equity	379,813			351,510

Total interest free funds	1,316,324			1,221,389

Total liabilities and stockholders’ equity	$3,697,859			$3,451,982

Net interest income		$35,654			$36,683

Net interest spread			3.35%			3.72%

Net interest margin			4.24%			4.75%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2007, the date of its annual report to stockholders.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Senior Vice President of Corporate Finance, Holding Company Controller, Bank Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the first fiscal quarter of 2008 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificates for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

Exhibit Number	Exhibit
4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on From S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.10	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included in Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Eighth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarter Report on From 10-Q for the Quarter Ended September 30, 2006 and incorporated herein by reference).

10.2*	BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement.

10.3*	BancFirst Corporation Thrift Plan.

10.4	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.7	Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

10.8	Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit
31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amended Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date May 9, 2008	/s/ Joe T. Shockley, Jr.
(Signature)
Joe T. Shockley, Jr.
Executive Vice President Chief Financial Officer