Form 10-Q
period 2008-06-30
BANCFIRST CORP /OK/
filed 2008-08-08
CIK 760498

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008 there were 15,204,786 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	June 30,		December 31, 2007
	2008	2007
ASSETS
Cash and due from banks	$162,045	$139,858	$194,103
Interest-bearing deposits with banks	5,325	2,343	2,387
Federal funds sold	400,000	461,000	399,000
Securities (market value: $448,568, $459,130, and $467,921, respectively)	448,350	459,271	467,719
Loans:
Total loans (net of unearned interest)	2,608,913	2,345,838	2,487,099
Allowance for loan losses	(33,512)	(27,568)	(29,127)

Loans, net	2,575,401	2,318,270	2,457,972
Premises and equipment, net	89,483	85,012	88,110
Other real estate owned	1,975	926	1,300
Intangible assets, net	7,649	8,560	8,099
Goodwill	34,327	34,285	34,327
Accrued interest receivable	25,670	26,354	26,093
Other assets	89,606	65,987	63,896

Total assets	$3,839,831	$3,601,866	$3,743,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,016,882	$915,057	$966,214
Interest-bearing	2,350,497	2,236,496	2,322,290

Total deposits	3,367,379	3,151,553	3,288,504
Short-term borrowings	14,366	35,858	30,400
Accrued interest payable	6,759	7,562	7,831
Other liabilities	37,243	14,478	16,899
Long-term borrowings	99	1,064	606
Junior subordinated debentures	26,804	26,804	26,804

Total liabilities	3,452,650	3,237,319	3,371,044

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,186,632, 15,724,536 and 15,217,230, respectively	15,187	15,725	15,217
Capital surplus	64,672	62,291	63,917
Retained earnings	303,542	287,515	285,879
Accumulated other comprehensive income (loss), net of income tax of $(2,036), $530 and $(3,742), respectively	3,780	(984)	6,949

Total stockholders’ equity	387,181	364,547	371,962

Total liabilities and stockholders’ equity	$3,839,831	$3,601,866	$3,743,006

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$42,507	$47,216	$87,671	$93,731
Securities:
Taxable	4,133	4,688	8,690	9,088
Tax-exempt	319	344	658	705
Federal funds sold	2,208	6,039	5,348	10,864
Interest-bearing deposits with banks	32	29	76	65

Total interest income	49,199	58,316	102,443	114,453

INTEREST EXPENSE
Deposits	13,807	19,817	30,982	38,497
Short-term borrowings	124	551	308	949
Long-term borrowings	2	19	9	39
Junior subordinated debentures	492	492	983	1,157

Total interest expense	14,425	20,879	32,282	40,642

Net interest income	34,774	37,437	70,161	73,811
Provision for loan losses	3,539	132	5,319	101

Net interest income after provision for loan losses	31,235	37,305	64,842	73,710

NONINTEREST INCOME
Trust revenue	1,436	1,413	2,864	2,871
Service charges on deposits	8,376	7,432	15,895	14,042
Securities transactions	6,121	339	6,149	566
Income from sales of loans	483	480	1,052	1,220
Insurance commissions and premiums	1,629	1,703	3,530	2,942
Cash management services	2,589	2,300	5,122	4,444
Gain on sale of other assets	1,189	10	3,011	17
Other	1,507	1,558	2,948	3,015

Total noninterest income	23,330	15,235	40,571	29,117

NONINTEREST EXPENSE
Salaries and employee benefits	20,366	18,937	40,555	37,727
Occupancy and fixed assets expense, net	2,119	2,047	4,195	4,125
Depreciation	1,903	1,761	3,658	3,570
Amortization of intangible assets	224	255	449	507
Data processing services	758	655	1,494	1,319
Net expense from other real estate owned	(8)	104	(16)	15
Marketing and business promotion	1,571	1,578	2,850	3,159
Early extinguishment of debt	—	—	—	1,894
Other	6,663	6,281	13,339	12,723

Total noninterest expense	33,596	31,618	66,524	65,039

Income before taxes	20,969	20,922	38,889	37,788
Income tax expense	(7,232)	(7,520)	(13,558)	(13,263)

Net income	13,737	13,402	25,331	24,525
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	(14,059)	(2,149)	(7,166)	(1,452)
Reclassification adjustment for gains (losses) included in net income	3,979	220	3,997	368

Comprehensive income	$3,657	$11,473	$22,162	$23,441

NET INCOME PER COMMON SHARE
Basic	$0.91	$0.85	$1.67	$1.56

Diluted	$0.89	$0.83	$1.63	$1.52

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
COMMON STOCK
Issued at beginning of period	$15,183	$15,722	$15,217	$15,764
Shares issued	4	3	10	14
Shares acquired and canceled	—	—	(40)	(53)

Issued at end of period	$15,187	$15,725	$15,187	$15,725

CAPITAL SURPLUS
Balance at beginning of period	$64,297	$61,868	$63,917	$61,418
Common stock issued	375	423	755	873

Balance at end of period	$64,672	$62,291	$64,672	$62,291

RETAINED EARNINGS
Balance at beginning of period	$292,837	$276,943	$285,879	$271,073
Net income	13,737	13,402	25,331	24,525
Dividends on common stock	(3,032)	(2,830)	(6,075)	(5,670)
Common stock acquired and canceled	—	—	(1,593)	(2,413)

Balance at end of period	$303,542	$287,515	$303,542	$287,515

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$13,860	$945	$6,949	$100
Net change	(10,080)	(1,929)	(3,169)	(1,084)

Balance at end of period	$3,780	$(984)	$3,780	$(984)

Total stockholders’ equity	$387,181	$364,547	$387,181	$364,547

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES	$20,556	$29,506

INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions and dispositions	—	(3,991)
Purchases of securities:
Held for investment	(2,445)	(3,773)
Available for sale	(136,666)	(80,168)
Maturities of securities:
Held for investment	3,150	4,705
Available for sale	67,598	49,569
Proceeds from sales and calls of securities:
Held for investment	38	614
Available for sale	88,502	966
Net increase in federal funds sold	(1,000)	(126,000)
Purchase of life insurance	—	(15,000)
Purchases of loans	(12,290)	(2,606)
Proceeds from sales of loans	21,459	28,998
Net other increase in loans	(132,473)	(48,017)
Purchases of premises, equipment and other	(5,664)	(7,062)
Proceeds from the sale of other real estate owned, repossessed assets and other	4,724	4,067

Net cash used in investing activities	(105,067)	(197,698)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	45,807	148,554
Net increase in certificates of deposits	33,068	28,694
Net increase (decrease) in short-term borrowings	(16,034)	12,606
Net decrease in long-term borrowings	(507)	(275)
Prepayment of junior subordinated debentures	—	(26,894)
Issuance of common stock	765	887
Acquisition of common stock	(1,633)	(2,466)
Cash dividends paid	(6,075)	(5,670)

Net cash provided by financing activities	55,391	155,436

Net decrease in cash and due from banks	(29,120)	(12,756)
Cash and due from banks at the beginning of the period	196,490	154,957

Cash and due from banks at the end of the period	$167,370	$142,201

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$33,534	$41,068

Cash paid during the period for income taxes	$11,300	$11,951

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

FAS No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles” identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by FAS 162 will be effective 60 days following the Securities Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The implementation of FAS 162 is not expected to have a significant impact on the Company’s financial statements.

FAS No. 161 (“FAS 161”), “Disclosures About Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133” amends FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of FAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

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

In November 2006, the Company announced its intent to exercise the optional prepayment terms of its 9.65% Junior Subordinated Debentures. The securities were redeemed effective January 15, 2007 for a redemption price equal to 104.825% of the aggregate $25 million liquidation amount of the trust securities plus all accrued and unpaid interest to the redemption date. As a result of the prepayment, the Company incurred a loss of approximately, $1.9 million or $1.2 million after taxes in the first quarter of 2007. The loss reflects the premium paid and the acceleration of the unamortized issuance costs.

During the first quarter of 2007 the Company entered into an agreement to acquire Armor Assurance Company (Armor), an insurance agency in Muskogee, Oklahoma for cash of approximately $3.3 million and a $372,000 note payable in three equal annual installments. The transaction was consummated in April 2007. Armor had total assets of approximately $364,000. As a result of the acquisition, Armor was merged with the Company’s existing property casualty agency, Wilcox & Jones, to form Wilcox, Jones & McGrath, Inc. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2007 or the first six months of 2008.

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

In April 2008, the Company completed an $80 million sale of securities resulting in a securities pre-tax gain of $6.1 million. The transaction resulted in the sale of $80 million of US Treasury securities and the purchase of Government Sponsored Enterprises (GSE) senior debt securities of similar amounts and maturities. The after-tax impact of these transactions was approximately $3.8 million for the second quarter and $3.3 million for the year.

(4)	SECURITIES

The table below summarizes securities held for investment and securities available for sale (dollars in thousands).

	June 30,		December 31, 2007
	2008	2007
Held for investment, at cost (market value; $24,744, $24,696 and $25,472, respectively)	$24,526	$24,837	$25,270
Available for sale, at market value	423,824	434,434	442,449

Total	$448,350	$459,271	$467,719

The table below summarizes the maturity of securities (dollars in thousands).

	June 30,		December 31, 2007
	2008	2007
Contractual maturity of debt securities:
Within one year	$123,999	$120,713	$174,544
After one year but within five years	280,579	256,206	222,322
After five years	28,814	68,574	56,871

Total debt securities	433,392	445,493	453,737
Equity securities	14,958	13,778	13,982

Total	$448,350	$459,271	$467,719

The Company held 209, 133 and 230 debt securities available for sale that had unrealized gains as of June 30, 2008 and 2007 and December 31, 2007, respectively. These securities had a market value totaling $281.8 million, $69.9 million and $270.6 million, respectively, and unrealized gains totaling $4.8 million, $299,000 and $8.4 million, respectively. The Company also held 62, 185 and 74 debt securities available for sale that had unrealized losses, respectively. These securities had a market value totaling $128.5 million, $327.5 million and $160.1 million and unrealized losses totaling $2.1 million, $5.4 million and $699,000, respectively. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these debt securities until the unrealized losses are recovered.

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	June 30,				December 31, 2007
	2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$520,868	19.97%	$447,817	19.09%	$493,860	19.86%
Oil & gas production & equipment	90,739	3.48	85,975	3.67	92,759	3.73
Agriculture	77,980	2.99	73,834	3.15	87,035	3.50
State and political subdivisions:
Taxable	5,776	0.22	5,384	0.23	5,972	0.24
Tax-exempt	8,490	0.33	9,135	0.39	8,937	0.36
Real Estate:
Construction	235,909	9.04	206,743	8.81	222,820	8.96
Farmland	90,197	3.46	86,380	3.68	95,137	3.82
One to four family residences	530,413	20.33	514,428	21.93	513,969	20.67
Multifamily residential properties	37,707	1.45	17,755	0.76	20,248	0.81
Commercial	706,539	27.08	618,812	26.38	653,066	26.26
Consumer	284,949	10.92	255,500	10.89	270,735	10.89
Other	19,346	0.73	24,075	1.02	22,561	0.90

Total loans	$2,608,913	100.00%	$2,345,838	100.00%	$2,487,099	100.00%

Loans held for sale (included above)	$9,721		$10,340		$8,320

The Company’s loans are mostly to customers within Oklahoma and over half of the loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral. The amount of estimated loss due to credit risk in the Company’s loan portfolio is provided for in the allowance for loan losses. The amount of the allowance required to provide for all existing losses in the loan portfolio is an estimate based upon evaluations of loans, appraisals of collateral and other estimates which are subject to rapid change due to changing economic conditions and the economic prospects of borrowers. It is reasonably possible that a material change could occur in the estimated allowance for loan losses in the near term.

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$30,193	$27,493	$29,127	$27,700

Charge-offs	(355)	(226)	(1,254)	(714)
Recoveries	135	169	320	481

Net charge-offs	(220)	(57)	(934)	(233)

Provisions charged to operations	3,539	132	5,319	101

Balance at end of period	$33,512	$27,568	$33,512	$27,568

The net charge-offs (recoveries) by category are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Commercial, financial and other	$12	$(39)	$44	$(50)
Real estate – construction	3	(1)	11	(24)
Real estate – mortgage	93	19	606	9
Consumer	112	78	273	298

Total	$220	$57	$934	$233

(6)	NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets (dollars in thousands):

	June 30,		December 31, 2007
	2008	2007
Past due over 90 days and still accruing	$2,043	$1,276	$823
Nonaccrual	11,070	13,372	11,568
Restructured	833	912	1,121

Total nonperforming and restructured loans	13,946	15,560	13,512
Other real estate owned and repossessed assets	2,311	1,098	1,568

Total nonperforming and restructured assets	$16,257	$16,658	$15,080

Nonperforming and restructured loans to total loans	0.53%	0.66%	0.54%

Nonperforming and restructured assets to total assets	0.42%	0.46%	0.40%

(7)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	June 30,				December 31, 2007
	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$6,722	$(2,550)	$7,280	$(2,424)	$6,722	$(2,213)
Customer relationship intangibles	4,081	(604)	4,081	(377)	4,081	(491)

Total	$10,803	$(3,154)	$11,361	$(2,801)	$10,803	$(2,704)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization:
Three months ended June 30, 2008	$224
Three months ended June 30, 2007	255
Six months ended June 30, 2008	449
Six months ended June 30, 2007	507
Year ended December 31, 2007	968

Estimated Amortization
Year ending December 31:
2008	$908
2009	908
2010	908
2011	908
2012	908

The following is a summary of goodwill by business segment (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Elimin- ations	Consol- idated
Three Months Ended
June 30, 2008
Balance at beginning and end of period	$6,150	$23,295	$4,258	$624	$—	$34,327

June 30, 2007
Balance at beginning of period	$6,150	$23,253	$2,485	$624	—	$32,512
Acquisitions	—	—	1,773	—	—	1,773

Balance at end of period	$6,150	$23,253	$4,258	$624	—	$34,285

Six Months Ended
June 30, 2008
Balance at beginning and end of period	$6,150	$23,295	$4,258	$624	$—	$34,327

June 30, 2007
Balance at beginning of period	$6,150	$23,253	$2,485	$624	—	$32,512
Acquisitions	—	—	1,773	—	—	1,773

Balance at end of period	$6,150	$23,253	$4,258	$624	—	$34,285

Year Ended
December 31, 2007
Balance at beginning of period	$6,150	$23,253	$2,485	$624	$—	$32,512
Acquisitions	—	—	1,773	—	—	1,773
Adjustments	—	42	—	—	—	42

Balance at end of period	$6,150	$23,295	$4,258	$624	$—	$34,327

(8)	CAPITAL

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

	Minimum Required	June 30,		December 31, 2007
		2008	2007
Tier 1 capital		$367,399	$348,663	$348,564
Total capital		$402,040	$377,602	$378,755
Risk-adjusted assets		$2,992,477	$2,690,441	$2,826,072
Leverage ratio	3.00%	9.67%	9.80%	9.42%
Tier 1 capital ratio	4.00%	12.28%	12.96%	12.33%
Total capital ratio	8.00%	13.44%	14.03%	13.40%

As of June 30, 2008 and 2007, and December 31, 2007, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(9)	STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August 2002, and September 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At June 30, 2008 there were 560,000 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Number of shares repurchased	—	—	40,000	53,000
Average price of shares repurchased	—	—	$40.70	$46.47

(10)	SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In May 2006, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,500,000 shares. At June 30, 2008, 83,410 shares are available for future grants. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of the grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2008 will become exercisable through the year 2015. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. In May 2006, the Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 180,000 shares. At June 30, 2008, 25,000 shares are available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2008 will become exercisable through the year 2012. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

Below is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Six Months Ended June 30, 2008
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,203,817	$26.75
Options granted	10,000	45.39
Options exercised	(9,000)	17.88

Outstanding at June 30, 2008	1,204,817	26.97	9.21	$19,075

Exercisable at June 30, 2008	650,239	18.02	7.38	$15,861

Below is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average grant-date fair value per share of options granted	$19.62	$16.50	$20.24	$17.57
Total intrinsic value of options exercised	75	42	239	388
Cash received from options exercised	49	34	161	160
Tax benefit realized from options exercised	29	16	92	150

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

For the three months ended June 30, 2008 and 2007, the Company recorded share-based employee compensation expense of approximately $192,000 and $199,000 respectively, net of tax and approximately $367,000 and $373,000 for the six months ended June 30, 2008 and 2007, respectively.

The Company will continue to amortize the remaining fair value of these stock options of approximately $3.6 million, net of tax, over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	2008	2007
Risk-free interest rate	3.57%	4.73%
Dividend yield	1.50%	1.50%
Stock price volatility	38.68%	25.85%
Expected term	10 Yrs	10 Yrs

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Unrealized gain (loss) during the period:
Before-tax amount	$(21,628)	$(3,307)	$(11,023)	$(2,234)
Tax (expense) benefit	7,569	1,158	3,857	782

Net-of-tax amount	$(14,059)	$(2,149)	$(7,166)	$(1,452)

The amount of unrealized gain or loss included, net of tax, in accumulated other comprehensive income is summarized below (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Unrealized gain (loss) on securities:
Beginning balance	$13,860	$945	$6,949	$100
Current period change	(14,059)	(2,149)	(7,166)	(1,452)
Reclassification adjustment for gains (losses) included in net income	3,979	220	3,997	368

Ending balance	$3,780	$(984)	$3,780	$(984)

(12)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows (dollars in thousands, except per share data):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2008
Basic
Income available to common stockholders	$13,737	15,185,763	$0.91

Effect of stock options	—	362,924

Diluted
Income available to common stockholders plus assumed exercises of stock options	$13,737	15,548,687	$0.89

Three Months Ended June 30, 2007
Basic
Income available to common stockholders	$13,402	15,723,483	$0.85

Effect of stock options	—	333,285

Diluted
Income available to common stockholders plus assumed exercises of stock options	$13,402	16,056,768	$0.83

Six Months Ended June 30, 2008
Basic
Income available to common stockholders	$25,331	15,196,906	$1.67

Effect of stock options	—	359,067

Diluted
Income available to common stockholders plus assumed exercises of stock options	$25,331	15,555,973	$1.63

Six Months Ended June 30, 2007
Basic
Income available to common stockholders	$24,525	15,751,110	$1.56

Effect of stock options	—	349,110

Diluted
Income available to common stockholders plus assumed exercises of stock options	$24,525	16,100,220	$1.52

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended June 30, 2008	264,929	$44.59
Three Months Ended June 30, 2007	237,016	$46.20
Six Months Ended June 30, 2008	267,016	$43.95
Six Months Ended June 30, 2007	208,276	$46.18

(13)	SEGMENT INFORMATION

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

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Elimin- ations	Consol- idated
Three Months Ended:
June 30, 2008
Net interest income (expense)	$10,449	$24,385	$1,665	$(1,725)	$—	$34,774
Noninterest income	2,453	8,316	4,551	21,963	(13,953)	23,330
Income before taxes	5,532	13,510	1,839	14,024	(13,936)	20,969

June 30, 2007
Net interest income (expense)	$11,583	$24,207	$2,094	$(432)	$(15)	$37,437
Noninterest income	2,115	7,622	4,739	14,910	(14,151)	15,235
Income before taxes	7,543	15,377	3,007	9,179	(14,184)	20,922

Six Months Ended:
June 30, 2008
Net interest income (expense)	$21,305	$47,852	$3,370	$(2,366)	$—	$70,161
Noninterest income	4,713	16,071	9,291	36,466	(25,970)	40,571
Income before taxes	12,262	26,442	3,758	22,340	(25,913)	38,889

June 30, 2007
Net interest income (expense)	$22,731	$47,703	$4,002	$(596)	$(29)	$73,811
Noninterest income	4,006	14,557	9,143	28,678	(27,267)	29,117
Income before taxes	14,527	29,802	5,609	15,114	(27,264)	37,788

Total Assets:
June 30, 2008	$1,225,138	$2,422,997	$154,266	$504,536	$(467,106)	$3,839,831
June 30, 2007	$1,126,799	$2,290,303	$156,130	$468,299	$(439,665)	$3,601,866
December 31, 2007	$1,123,148	$2,390,420	$206,060	$478,823	$(455,445)	$3,743,006

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

Derivatives

Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains dealer quotations to value its oil and gas swaps/options. The Company utilizes internal valuation models with observable market data inputs to estimate fair values.

Loans Held For Sale

The Company originates mortgage loans to be sold in the secondary market. At the time of origination, the acquiring bank has already been determined and the terms of the loan, including interest rate, have already been set by the acquiring bank, allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 45 days of origination and gains or losses recognized upon the sale of the loans are determined on a specific identification basis.

Impaired Loans

Certain impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 3 inputs based on customized discounting criteria and are considered in the calculation of the allowance for loan loss reserves.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities Available for Sale	$—	$414,668	$9,156	$423,824
Derivative Assets	—	20,505	—	20,505
Derivative Liabilities	—	20,011	—	20,011
Loans Held For Sale	—	9,721	—	9,721

(15)	DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, the Company simultaneously enters into an offsetting contract with a counterparty to mitigate the exposure to fluctuations in oil and gas prices.

The Company obtains dealer quotations to value its oil and gas derivative positions. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table (notional amounts and dollars in thousands):

		June 30, 2008		June 30, 2007		December 31, 2007
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Oil and gas swaps and options

Oil
Customer	Barrels	(128)	$9,203	—	$—	(148)	$2,410
Counterparty	Barrels	128	(9,028)	—	—	148	(2,362)

Natural Gas
Customer	MMBTUs	(3,480)	11,303	(2,040)	(587)	(2,570)	(662)
Counterparty	MMBTUs	3,480	(10,983)	2,040	671	2,570	789

The Company’s credit exposure on oil and gas swaps and options varies based on the current market prices of oil and natural gas. Changes in the Company’s credit exposure will be offset by equal and opposite changes in the hedged position. The net positive fair value of the contracts is the profit derived from the activity and is unaffected by market price movements.

Customer credit exposure is managed by strict position limits and is primarily offset by first liens on production while the remainder is offset by cash. Counterparty credit exposure is managed by selecting highly rated counterparties (rated A- or better by Standard and Poor’s) and monitoring market information.

The Company had credit exposure relating to oil and gas swaps and options with bank customers of approximately $20.5 million at June 30, 2008 and $1.7 million at December 31, 2007. Conversely, the Company had exposure to bank counterparties of approximately $700,000 at June 30, 2007.

The Company entered into a $30 million five year guaranty with a counterparty on June 4, 2008 for the timely payment of the obligations of the subsidiary Bank related to the settlement of oil and gas positions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the second quarter of 2008 was $13.7 million compared to $13.4 million for the second quarter of 2007. Diluted net income per share was $0.89 and $0.83 for the second quarter of 2008 and 2007, respectively. For the first six months of 2008, net income was $25.3 million, compared to $24.5 million for the first six months of 2007. Diluted net income per share for the first six months of 2008 was $1.63 compared to $1.52 for the first six months of 2007.

Total assets at June 30, 2008 were $3.8 billion, up $96.8 million from December 31, 2007 and up $238.0 million from a year ago. Total loans increased to $2.61 billion, up $121.8 million from December 31, 2007 and up $263.1 million from June 30, 2007. Total deposits were $3.4 billion, up $78.9 million from December 31, 2007 and up $215.8 million from June 30, 2007. Stockholders’ equity was $387 million at June 30, 2008, up $15.2 million from December 31, 2007 and up $22.6 million compared to June 30, 2007. The Company’s liquidity remains strong as its average loan to deposit ratio was 77.2% at quarter end and core deposits represented 91.2% of total deposits. The Company had no brokered deposits and less than $100,000 of Federal Home Loan Bank borrowings. Stockholder’s equity was $387 million at June 30, 2008 which was 10.2% of total assets.

In April 2008, the Company completed an $80 million sale of securities resulting in a securities pre-tax gain of $6.1 million. The transaction resulted in the sale of $80 million of US Treasury securities and the purchase of Government Sponsored Enterprises (GSE) senior debt securities of similar amounts and maturities. The after-tax impact of these transactions was approximately $3.8 million or $0.24 per diluted earnings per share for the second quarter, and $3.3 million or $0.21 per diluted earnings per share for the year.

In March 2008, the Company, as a member bank of Visa, recorded a $1.8 million pre-tax gain from the mandatory partial redemption of the Company’s Visa shares received in the first quarter initial public offering. The gain was included in gain on sale of other assets.

During the first quarter of 2007 the Company entered into an agreement to acquire Armor Assurance Company (Armor), an insurance agency in Muskogee, Oklahoma for cash of approximately $3.3 million and a $372,000 note payable in three equal annual installments. The transaction was consummated in April 2007. Armor had total assets of approximately $364,000. As a result of the acquisition, Armor was merged with the Company’s existing property casualty agency, Wilcox & Jones, to form Wilcox, Jones & McGrath, Inc. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2007 or the first six months of 2008.

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

RESULTS OF OPERATIONS

Second Quarter

Net interest income totaled $34.8 million, a decrease of $2.6 million, or 7.0%, compared to the second quarter of 2007. The Company’s net interest margin (on a taxable equivalent basis) was 4.08% compared to 4.68% for the same period a year ago. The lower interest rate environment in 2008 compared to the first six months of 2007 as a result of Federal Reserve rate cuts has caused the Company’s net interest margin to decline.

The Company’s provision for loan losses was $3.5 million compared to $132,000 during the same period a year ago. The loan provision was driven primarily by the identification of a small number of commercial credits that were internally downgraded by management and to a lesser extent from the growth in the loan portfolio. Net loan charge-offs were $220,000 for the second quarter of 2008, compared to $57,000 for the second quarter of 2007. The net charge-offs represent a rate of 0.03% of average total loans for the second quarter of 2008 compared to 0.01% for the same period in 2007.

During the second quarter, the Company completed an $80 million sale of securities that resulted in a pre-tax securities gain of $6.1 million and also recognized a $1.2 million pre-tax gain on the sale of an asset which were included in noninterest income. Recurring operating noninterest income was $16.0 million compared to $15.2 million for the same period a year ago, an increase of 5.3% due to growth in deposit accounts, and cash management and treasury services. Noninterest expense totaled $33.6 million versus $31.6 million for the second quarter of 2007, an increase of $2 million, or 6.3%. The increase is due to the Company’s overall growth, including expansion of the Company’s insurance agency. The Company’s effective tax rate was 34.5% for the second quarter of 2008, compared to 35.9% for the second quarter of 2007. The decrease is a result of additional tax credits realized in 2008.

Year-To-Date

Net interest income for the six months ended June 30, 2008 was $70.2 million, a decrease of $3.7 million from the same period in 2007. The net interest margin in 2008 decreased to 4.16% from 4.72% for the first six months of 2007. The lower interest rate environment in 2008 compared to the first six months of 2007 as a result of Federal Reserve rate cuts has caused the Company’s net interest margin to decline.

The Company provided a $5.32 million provision for loan losses in the first six months of 2008, compared to $101,000 for the same period of 2007. The loan provision was driven primarily by the identification of a small number of commercial credits that were internally downgraded by management and to a lesser extent from the growth in the loan portfolio. Net loan charge-offs were $934,000 for the first six months of 2008, compared to $233,000 for the first six months of 2007. The net charge-offs represent an annualized rate of 0.07% of average total loans for the first six months of 2008 compared to 0.02% for the first six months of 2007.

Noninterest income for the six months of 2008 increased $11.5 million compared to the same period for 2007. Noninterest income during the first six months of 2008 included a one-time gain of approximately $1.8 million, before taxes, from the Company’s interest in the Visa initial public offering, a $6.1 million gain on the sale of securities, and a $1.2 million gain on the sale of an asset. Core noninterest income was up $2.4 million due to growth in deposit accounts, and cash management and treasury services. Noninterest expense increased $1.5 million compared to the first half of 2007. Last year’s expenses included a $1.9 million charge for the early redemption of the junior subordinated debentures. The increase in the core operating expenses over a year ago was attributable to the increase in salaries and benefits due to the Company’s growth, and expenses of an insurance agency acquired in the second quarter of 2007. Income tax expense increased $295,000 compared to the first six months of 2007. The effective tax rate on income before taxes was 34.9%, compared to 35.1% for the first six months of 2007. The decrease is a result of additional tax credits realized in 2008.

In recent months certain events in the national economy have caused credit and liquidity issues, declining home sales, rising oil and gas prices and a declining dollar resulting in an increase in credit losses at many U.S. banks. The deterioration in the economy has led to mixed reviews on whether or not the nation has entered into a recession. While the Oklahoma economy is currently performing better than the national average, it would be reasonable to expect that the state would eventually feel the impact of a national recession. If that were the case, it is reasonable to expect that loan losses of the Company would increase.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of June 30, 2008 increased $277.0 million from December 31, 2007 but decreased $35.8 million from June 30, 2007. The increase from year-end was mainly from deposit growth in early 2008. The decrease from the previous year mainly resulted from a decrease in federal funds sold to help fund loan growth.

Total securities decreased $19.4 million compared to December 31, 2007 and $10.9 million compared to June 30, 2007. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $5.8 million at the end of the second quarter of 2008, compared to an unrealized gain of $10.7 million at December 31, 2007 and an unrealized gain of $2.1 million at June 30, 2007. The decrease in unrealized gains from year-end to June 30, 2008 was due in part to the realization of securities gains resulting from the $80 million sale of securities previously discussed. The average taxable equivalent yield on the securities portfolio for the second quarter of 2008 decreased to 4.15% from 4.76% for the same quarter of 2007.

Total loans increased $121.8 million from December 31, 2007 and increased $263.1 million from June 30, 2007. The increase compared to year end and second quarter 2007 was due to internal loan growth. The allowance for loan losses increased $4.4 million from year-end 2007 and $5.9 million from the second quarter of 2007. The allowance as a percentage of total loans was 1.28%, 1.17% and 1.18% at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. The allowance to nonperforming and restructured loans at the same dates was 240.30%, 215.57% and 177.18%, respectively.

Nonperforming and restructured loans totaled $13.9 million at June 30, 2008, compared to $13.5 million at December 31, 2007 and $15.6 million at June 30, 2007. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.53%, 0.54% and 0.66%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased $78.9 million compared to December 31, 2007, and $215.8 million compared to June 30, 2007 due to internal growth. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 10.0% of total deposits at June 30, 2008, compared to 9.2% at December 31, 2007 and 8.8% at June 30, 2007. Noninterest bearing deposits to total deposits were 30.2% at June 30, 2008, compared to 29.4% at December 31, 2007 and 29.0% at June 30, 2007.

Short-term borrowings decreased $16.0 million from December 31, 2007, and $21.5 million from June 30, 2007. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $507,000 from year-end 2007 and $965,000 from the second quarter of 2007. The decrease since the second quarter and year end of 2007 was due to scheduled principal payments and early payoff of the note payable related to the acquisition of Armor Assurance Company.

Stockholders’ equity was $387.2 million at June 30, 2008 which was an increase of $15.2 million from year-end 2007 and an increase of $22.6 million from the second quarter of 2007 due to accumulated earnings. Average stockholders’ equity to average assets for the second quarter of 2008 was 10.29%, compared to 10.14% for the second quarter of 2007. The Company’s leverage ratio and total risk-based capital ratio were 9.67% and 13.44%, respectively, at June 30, 2008, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Per Common Share Data
Net income – basic	$0.91	$0.85	$1.67	$1.56
Net income – diluted	0.89	0.83	1.63	1.52
Cash dividends	0.20	0.18	0.40	0.36
Performance Data
Return on average assets	1.46%	1.51%	1.36%	1.41%
Return on average stockholders’ equity	14.14	14.93	13.21	13.90
Cash dividend payout ratio	21.98	21.18	23.95	23.08
Net interest spread	3.37	3.62	3.36	3.67
Net interest margin	4.08	4.68	4.16	4.72
Efficiency ratio	57.82	60.03	60.08	63.19
Net charge-offs	0.03	0.01	0.07	0.02

		June 30,		December 31, 2007
		2008	2007
Balance Sheet Data
Book value per share		$25.49	$23.18	$24.44
Tangible book value per share		22.73	20.46	21.66
Average loans to deposits (year-to-date)		77.05%	76.23%	76.04%
Average earning assets to total assets (year-to-date)		91.09	90.75	90.86
Average stockholders’ equity to average assets (year-to-date)		10.29	10.14	10.18
Asset Quality Ratios
Nonperforming and restructured loans to total loans		0.53%	0.66%	0.54%
Nonperforming and restructured assets to total assets		0.42	0.46	0.40
Allowance for loan losses to total loans		1.28	1.18	1.17
Allowance for loan losses to nonperforming and restructured loans		240.30	177.18	215.57

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,552,864	$42,587	6.69%	$2,333,455	$47,302	8.13%
Securities – taxable	414,047	4,132	4.00	400,811	4,688	4.69
Securities – taxable exempt	32,735	491	6.02	36,443	530	5.83
Federal funds sold	437,327	2,241	2.06	462,048	6,068	5.27

Total earning assets	3,436,973	49,451	5.77	3,232,757	58,588	7.27

Nonearning assets:
Cash and due from banks	143,999			144,695
Interest receivable and other assets	230,307			212,790
Allowance for loan losses	(30,740)			(27,550)

Total nonearning assets	343,566			329,935

Total assets	$3,780,539			$3,562,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$431,579	$525	0.49%	$397,553	$728	0.73%
Savings deposits	1,098,194	5,696	2.08	1,044,205	10,146	3.90
Time deposits	833,248	7,587	3.65	783,520	8,944	4.58
Short-term borrowings	23,670	124	2.10	43,610	551	5.07
Long-term borrowings	323	2	2.48	1,022	19	7.46
Junior subordinated debentures	26,805	491	7.35	26,804	491	7.35

Total interest-bearing liabilities	2,413,819	14,425	2.40	2,296,714	20,879	3.65

Interest-free funds:
Noninterest-bearing deposits	944,433			885,271
Interest payable and other liabilities	32,706			20,674
Stockholders’ equity	389,581			360,033

Total interest free funds	1,366,720			1,265,978

Total liabilities and stockholders’ equity	$3,780,539			$3,562,692

Net interest income		$35,026			$37,709

Net interest spread			3.37%			3.62%

Net interest margin			4.08%			4.68%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,523,044	$87,836	6.98%	$2,336,054	$93,932	8.11%
Securities – taxable	422,741	8,690	4.12	395,170	9,088	4.64
Securities – taxable exempt	33,680	1,013	6.03	35,802	1,084	6.11
Federal funds sold	426,529	5,424	2.55	416,274	10,929	5.29

Total earning assets	3,405,994	102,963	6.06	3,183,300	115,033	7.29

Nonearning assets:
Cash and due from banks	139,560			143,088
Interest receivable and other assets	223,712			208,855
Allowance for loan losses	(30,067)			(27,600)

Total nonearning assets	333,205			324,343

Total assets	$3,739,199			$3,507,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$420,798	$1,167	0.56%	$408,671	$1,580	0.78%
Savings deposits	1,097,087	13,606	2.49	1,012,233	19,496	3.88
Time deposits	829,040	16,209	3.92	775,095	17,421	4.53
Short-term borrowings	23,657	308	2.61	37,885	949	5.05
Long-term borrowings	423	9	4.27	1,076	39	7.31
Junior subordinated debentures	26,672	983	7.39	28,876	1,157	8.08

Total interest-bearing liabilities	2,397,677	32,282	2.70	2,263,836	40,642	3.62

Interest-free funds:
Noninterest-bearing deposits	927,744			868,412
Interest payable and other liabilities	29,081			19,600
Stockholders’ equity	384,697			355,795

Total interest free funds	1,341,522			1,243,807

Total liabilities and stockholders’ equity	$3,739,199			$3,507,643

Net interest income		$70,681			$74,391

Net interest spread			3.36%			3.67%

Net interest margin			4.16%			4.72%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2007, the date of its annual report to stockholders.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Senior Vice President of Corporate Finance and Treasurer, Holding Company Controller, Bank Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the second fiscal quarter of 2008 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on May 22, 2008, the following matters were voted upon, with the votes indicated below:

	Number of Shares
Description of Proposal	Voted for	Withheld	Broker non-votes
Proposal No. 1-Election of Directors

Class I Directors
Dennis L. Brand	14,092,210	331,763	212,864
C. L. Craig, Jr.	14,293,646	130,327	212,864
John C. Hugon	14,339,795	84,178	212,864
J. Ralph McCalmont	14,327,464	96,509	212,864
Ronald J. Norick	14,339,795	84,178	212,864
David E. Ragland	14,339,795	84,178	212,864

Proposal No. 2-Ratification of Grant Thornton LLP as independent registered public accounting firm	14,351,740	72,233	212,864

PART II – OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificates for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

Exhibit Number	Exhibit
4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

4.8	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on From S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.10	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.11	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included in Section 2.2 and Section 2.3 of Exhibit 4.10).

4.12	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Eighth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended September 30, 2006 and incorporated herein by reference).

10.2	BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement (filed as Exhibit 10.2 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended March 31, 2008 and incorporated herein by reference).

10.3	BancFirst Corporation Thrift Plan (filed as Exhibit 10.3 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended March 31, 2008 and incorporated herein by reference).

10.4	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.7	Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

Exhibit Number	Exhibit
10.8	Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amended Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date August 8, 2008	/s/ Joe T. Shockley, Jr.
(Signature)
Joe T. Shockley, Jr.
Executive Vice President Chief Financial Officer