Form 10-Q
period 2008-09-30
BANCFIRST CORP /OK/
filed 2008-11-07
CIK 760498

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of October 31, 2008 there were 15,259,891 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	September 30,		December 31, 2007
	2008	2007
ASSETS
Cash and due from banks	$239,926	$134,275	$194,103
Interest-bearing deposits with banks	5,735	3,056	2,387
Federal funds sold	200,350	350,000	399,000
Securities (market value: $462,850, $464,539, and $467,921, respectively)	462,595	464,534	467,719
Loans:
Total loans (net of unearned interest)	2,730,409	2,399,982	2,487,099
Allowance for loan losses	(33,862)	(28,828)	(29,127)

Loans, net	2,696,547	2,371,154	2,457,972
Premises and equipment, net	89,792	87,546	88,110
Other real estate owned	3,276	1,103	1,300
Intangible assets, net	7,425	8,323	8,099
Goodwill	34,327	34,285	34,327
Accrued interest receivable	23,900	26,467	26,093
Other assets	61,645	65,595	63,896

Total assets	$3,825,518	$3,546,338	$3,743,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$989,581	$895,586	$966,214
Interest-bearing	2,371,652	2,224,189	2,322,290

Total deposits	3,361,233	3,119,775	3,288,504
Short-term borrowings	15,404	16,332	30,400
Accrued interest payable	6,176	7,600	7,831
Other liabilities	18,253	16,047	16,899
Long-term borrowings	—	909	606
Junior subordinated debentures	26,804	26,804	26,804

Total liabilities	3,427,870	3,187,467	3,371,044

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,242,061, 15,201,459 and 15,217,230, respectively	15,242	15,201	15,217
Capital surplus	66,458	63,079	63,917
Retained earnings	311,155	277,192	285,879
Accumulated other comprehensive income, net of income tax of $(2,581), $(1,831) and $(3,742), respectively	4,793	3,399	6,949

Total stockholders’ equity	397,648	358,871	371,962

Total liabilities and stockholders’ equity	$3,825,518	$3,546,338	$3,743,006

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$42,744	$48,032	$130,415	$141,763
Securities:
Taxable	3,949	4,660	12,639	13,748
Tax-exempt	386	348	1,044	1,053
Federal funds sold	1,898	5,383	7,246	16,247
Interest-bearing deposits with banks	34	28	110	93

Total interest income	49,011	58,451	151,454	172,904

INTEREST EXPENSE
Deposits	13,164	20,592	44,146	59,089
Short-term borrowings	105	396	413	1,345
Long-term borrowings	—	3	9	42
Junior subordinated debentures	491	491	1,474	1,648

Total interest expense	13,760	21,482	46,042	62,124

Net interest income	35,251	36,969	105,412	110,780
Provision for loan losses	2,270	2,248	7,589	2,349

Net interest income after provision for loan losses	32,981	34,721	97,823	108,431

NONINTEREST INCOME
Trust revenue	1,617	1,778	4,481	4,649
Service charges on deposits	8,545	7,568	24,440	21,610
Securities transactions	776	7,723	6,925	8,289
Income from sales of loans	747	684	1,799	1,904
Insurance commissions and premiums	1,924	2,000	5,454	4,942
Insurance recovery	—	3,139	—	3,139
Cash management services	2,872	2,398	7,994	6,842
Gain (loss) on sale of other assets	(27)	(33)	2,984	(16)
Other	1,330	1,533	4,278	4,548

Total noninterest income	17,784	26,790	58,355	55,907

NONINTEREST EXPENSE
Salaries and employee benefits	20,038	19,513	60,593	57,240
Occupancy and fixed assets expense, net	2,324	2,011	6,519	6,136
Depreciation	1,947	1,903	5,605	5,473
Amortization of intangible assets	225	237	674	744
Data processing services	872	730	2,366	2,049
Net (income) expense from other real estate owned	(55)	28	(71)	43
Marketing and business promotion	1,470	2,700	4,320	5,859
Early extinguishment of debt	—	—	—	1,894
Other	7,486	8,045	20,825	20,768

Total noninterest expense	34,307	35,167	100,831	100,206

Income before taxes	16,458	26,344	55,347	64,132
Income tax expense	5,500	9,400	19,058	22,663

Net income	10,958	16,944	36,289	41,469
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	509	2,832	(6,657)	1,380
Reclassification adjustment for gains included in net income	504	1,551	4,501	1,919

Comprehensive income	$11,971	$21,327	$34,133	$44,768

NET INCOME PER COMMON SHARE
Basic	$0.72	$1.08	$2.39	$2.68

Diluted	$0.70	$1.06	$2.33	$2.62

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
COMMON STOCK
Issued at beginning of period	$15,187	$15,725	$15,217	$15,764
Shares issued	55	16	65	30
Shares acquired and canceled	—	(540)	(40)	(593)

Issued at end of period	$15,242	$15,201	$15,242	$15,201

CAPITAL SURPLUS
Balance at beginning of period	$64,672	$62,291	$63,917	$61,418
Common stock issued	1,786	788	2,541	1,661

Balance at end of period	$66,458	$63,079	$66,458	$63,079

RETAINED EARNINGS
Balance at beginning of period	$303,542	$287,515	$285,879	$271,073
Net income	10,958	16,944	36,289	41,469
Dividends on common stock	(3,345)	(3,138)	(9,420)	(8,808)
Common stock acquired and canceled	—	(24,129)	(1,593)	(26,542)

Balance at end of period	$311,155	$277,192	$311,155	$277,192

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$3,780	$(984)	$6,949	$100
Net change	1,013	4,383	(2,156)	3,299

Balance at end of period	$4,793	$3,399	$4,793	$3,399

Total stockholders’ equity	$397,648	$358,871	$397,648	$358,871

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES	$43,951	$62,768

INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions and dispositions	—	(3,991)
Purchases of securities:
Held for investment	(14,035)	(6,027)
Available for sale	(203,460)	(99,959)
Maturities of securities:
Held for investment	4,583	5,237
Available for sale	131,069	62,013
Proceeds from sales and calls of securities:
Held for investment	42	722
Available for sale	89,428	1,184
Net decrease (increase) in federal funds sold	198,650	(15,000)
Purchase of life insurance	—	(15,000)
Purchases of loans	(35,740)	(2,682)
Proceeds from sales of loans	41,924	42,859
Net other increase in loans	(253,222)	(121,027)
Purchases of premises, equipment and other	(8,311)	(10,266)
Proceeds from the sale of other real estate owned, repossessed assets and other	5,613	2,674

Net cash used in investing activities	(43,459)	(159,263)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	34,161	112,424
Net increase in certificates of deposits	38,568	33,046
Net decrease in short-term borrowings	(14,997)	(6,920)
Net decrease in long-term borrowings	(606)	(430)
Prepayment of junior subordinated debentures	—	(25,000)
Issuance of common stock	2,606	1,298
Acquisition of common stock	(1,633)	(26,741)
Cash dividends paid	(9,420)	(8,808)

Net cash provided by financing activities	48,679	78,869

Net increase (decrease) in cash and due from banks	49,171	(17,626)
Cash and due from banks at the beginning of the period	196,490	154,957

Cash and due from banks at the end of the period	$245,661	$137,331

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$47,697	$62,512

Cash paid during the period for income taxes	$19,759	$21,498

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

FAS No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles” identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by FAS 162 is effective for the Company on November 15, 2008 and is not expected to have a significant impact on the Company’s financial statements.

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

In November 2006, the Company announced its intent to exercise the optional prepayment terms of its 9.65% Junior Subordinated Debentures. The securities were redeemed effective January 15, 2007 for a redemption price equal to 104.825% of the aggregate $25 million liquidation amount of the trust securities plus all accrued and unpaid interest to the redemption date. As a result of the prepayment, the Company incurred a loss of approximately $1.9 million, or $1.2 million after taxes in the first quarter of 2007. The loss reflects the premium paid and the acceleration of the unamortized issuance costs.

During the first quarter of 2007 the Company entered into an agreement to acquire Armor Assurance Company (Armor), an insurance agency in Muskogee, Oklahoma for cash of approximately $3.3 million and a $372,000 note payable in three equal annual installments. The transaction was consummated in April 2007. Armor had total assets of approximately $364,000. As a result of the acquisition, Armor was merged with the Company’s existing property casualty agency, Wilcox & Jones, to form Wilcox, Jones & McGrath, Inc. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2007 or the first nine months of 2008.

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

(4)	SECURITIES

The table below summarizes securities held for investment and securities available for sale (dollars in thousands).

	September 30,		December 31, 2007
	2008	2007
Held for investment, at cost (market value; $34,932, $25,734 and $25,472, respectively)	$34,677	$25,729	$25,270
Available for sale, at market value	427,918	438,805	442,449

Total	$462,595	$464,534	$467,719

The table below summarizes the maturity of securities (dollars in thousands).

	September 30,		December 31, 2007
	2008	2007
Contractual maturity of debt securities:
Within one year	$127,664	$158,178	$174,544
After one year but within five years	291,632	239,461	222,322
After five years	27,830	53,676	56,871

Total debt securities	447,126	451,315	453,737
Equity securities	15,469	13,219	13,982

Total	$462,595	$464,534	$467,719

The Company held 209, 174 and 230 debt securities available for sale that had unrealized gains as of September 30, 2008 and 2007 and December 31, 2007, respectively. These securities had a market value totaling $196.5 million, $222.0 million and $270.6 million, respectively, and unrealized gains totaling $6.0 million, $4.1 million and $8.4 million, respectively. The Company also held 55, 137 and 74 debt securities available for sale that had unrealized losses, respectively. These securities had a market value totaling $217.5 million, $205.1 million and $160.1 million and unrealized losses totaling $1.1 million, $1.7 million and $699,000, respectively. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these debt securities until the unrealized losses are recovered.

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	September 30,				December 31,
	2008		2007		2007
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$536,953	19.67%	$479,403	19.98%	$493,860	19.86%
Oil & gas production & equipment	77,289	2.83	76,877	3.20	92,759	3.73
Agriculture	76,007	2.79	75,918	3.16	87,035	3.50
State and political subdivisions:
Taxable	5,635	0.21	5,987	0.25	5,972	0.24
Tax-exempt	8,412	0.31	9,620	0.40	8,937	0.36
Real Estate:
Construction	249,453	9.14	210,103	8.76	222,820	8.96
Farmland	94,027	3.44	92,082	3.84	95,137	3.82
One to four family residences	537,717	19.69	509,561	21.23	513,969	20.67
Multifamily residential properties	38,670	1.42	18,772	0.78	20,248	0.81
Commercial	761,050	27.87	628,435	26.19	653,066	26.26
Consumer	320,057	11.72	270,589	11.28	270,735	10.89
Other	25,139	0.91	22,635	0.93	22,561	0.90

Total loans	$2,730,409	100.00%	$2,399,982	100.00%	$2,487,099	100.00%

Loans held for sale (included above)	$10,872		$6,860		$8,320

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

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$33,512	$27,568	$29,127	$27,700

Charge-offs	(2,083)	(1,147)	(3,337)	(1,861)
Recoveries	163	159	483	640

Net charge-offs	(1,920)	(988)	(2,854)	(1,221)

Provisions charged to operations	2,270	2,248	7,589	2,349

Balance at end of period	$33,862	$28,828	$33,862	$28,828

The net charge-offs (recoveries) by category are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Commercial, financial and other	$1,357	$302	$1,401	$252
Real estate – construction	313	576	324	552
Real estate – mortgage	130	(4)	736	5
Consumer	120	114	393	412

Total	$1,920	$988	$2,854	$1,221

(6)	NONPERFORMING AND RESTRUCTURED ASSETS

Below is a summary of nonperforming and restructured assets (dollars in thousands):

	September 30,		December 31, 2007
	2008	2007
Past due over 90 days and still accruing	$892	$1,022	$823
Nonaccrual	20,229	13,146	11,568
Restructured	940	989	1,121

Total nonperforming and restructured loans	22,061	15,157	13,512
Other real estate owned and repossessed assets	3,423	1,300	1,568

Total nonperforming and restructured assets	$25,484	$16,457	$15,080

Nonperforming and restructured loans to total loans	0.81%	0.63%	0.54%

Nonperforming and restructured assets to total assets	0.67%	0.46%	0.40%

(7)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	September 30,				December 31,
	2008		2007		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$6,722	$(2,717)	$7,280	$(2,603)	$6,722	$(2,213)
Customer relationship intangibles	4,081	(661)	4,081	(434)	4,081	(491)

Total	$10,803	$(3,378)	$11,361	$(3,037)	$10,803	$(2,704)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization:
Three months ended September 30, 2008	$225
Three months ended September 30, 2007	237
Nine months ended September 30, 2008	674
Nine months ended September 30, 2007	744
Year ended December 31, 2007	968

Estimated Amortization:
Year ending December 31:
2008	$908
2009	908
2010	908
2011	908
2012	908

The following is a summary of goodwill by business segment (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended
September 30, 2008
Balance at beginning and end of period	$6,150	$23,295	$4,258	$624	$—	$34,327

September 30, 2007
Balance at beginning and end of period	$6,150	$23,253	$4,258	$624	—	$34,285

Nine Months Ended
September 30, 2008
Balance at beginning and end of period	$6,150	$23,295	$4,258	$624	$—	$34,327

September 30, 2007
Balance at beginning of period	$6,150	$23,253	$2,485	$624	—	$32,512
Acquisitions	—	—	1,773	—	—	1,773

Balance at end of period	$6,150	$23,253	$4,258	$624	—	$34,285

Year Ended
December 31, 2007
Balance at beginning of period	$6,150	$23,253	$2,485	$624	$—	$32,512
Acquisitions	—	—	1,773	—	—	1,773
Adjustments	—	42	—	—	—	42

Balance at end of period	$6,150	$23,295	$4,258	$624	$—	$34,327

(8)	CAPITAL

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

	Minimum Required	September 30,		December 31, 2007
		2008	2007
Tier 1 capital		$377,080	$338,841	$348,564
Total capital		$412,071	$368,680	$378,755
Risk-adjusted assets		$3,039,855	$2,719,618	$2,826,072
Leverage ratio	3.00%	9.97%	9.67%	9.42%
Tier 1 capital ratio	4.00%	12.40%	12.46%	12.33%
Total capital ratio	8.00%	13.56%	13.56%	13.40%

As of September 30, 2008 and 2007, and December 31, 2007, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(9)	STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August 2002, and September 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At September 30, 2008 there were 560,000 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Number of shares repurchased	—	—	40,000	53,000
Average price of shares repurchased	—	—	$40.70	$46.47

(10)	SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In May 2006, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,500,000 shares. At September 30, 2008, 83,410 shares are available for future grants. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of the grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2008 will become exercisable through the year 2015. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. In May 2006, the Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 180,000 shares. At September 30, 2008, 25,000 shares are available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2008 will become exercisable through the year 2012. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

Below is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Nine Months Ended September 30, 2008
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2008	1,203,817	$26.75
Options granted	10,000	45.39
Options exercised	(63,986)	18.70

Outstanding at September 30, 2008	1,149,831	27.36	9.07	$24,116

Exercisable at September 30, 2008	615,128	18.66	7.28	$18,249

Below is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average grant-date fair value per share of options granted	N/A	$16.20	$20.24	$17.34
Total intrinsic value of options exercised	1,589	428	1,828	816
Cash received from options exercised	1,035	328	1,196	488
Tax benefit realized from options exercised	615	166	707	316

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

For the three months ended September 30, 2008 and 2007, the Company recorded share-based employee compensation expense of approximately $184,000, net of tax and approximately $550,000 and $557,000 for the nine months ended September 30, 2008 and 2007, respectively.

The Company will continue to amortize the remaining fair value of these stock options of approximately $3.6 million, net of tax, over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	2008	2007
Risk-free interest rate	3.85%	4.90%
Dividend yield	1.50%	1.50%
Stock price volatility	38.37%	28.52%
Expected term	10 Yrs	10 Yrs

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Unrealized gain (loss) during the period:
Before-tax amount	$782	$4,358	$(10,241)	$2,124
Tax (expense) benefit	(273)	(1,526)	3,584	(744)

Net-of-tax amount	$509	$2,832	$(6,657)	$1,380

The amount of unrealized gain or loss included, net of tax, in accumulated other comprehensive income is summarized below (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Unrealized gain (loss) on securities:
Beginning balance	$3,780	$(984)	$6,949	$100
Current period change	509	2,832	(6,657)	1,380
Reclassification adjustment for gains included in net income	504	1,551	4,501	1,919

Ending balance	$4,793	$3,399	$4,793	$3,399

(12)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows (dollars in thousands, except per share data):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2008
Basic
Income available to common stockholders	$10,958	15,217,546	$0.72

Effect of stock options	—	371,669

Diluted
Income available to common stockholders plus assumed exercises of stock options	$10,958	15,589,215	$0.70

Three Months Ended September 30, 2007
Basic
Income available to common stockholders	$16,944	15,620,336	$1.08

Effect of stock options	—	330,732

Diluted
Income available to common stockholders plus assumed exercises of stock options	$16,944	15,951,068	$1.06

Nine Months Ended September 30, 2008
Basic
Income available to common stockholders	$36,289	15,203,836	$2.39

Effect of stock options	—	363,959

Diluted
Income available to common stockholders plus assumed exercises of stock options	$36,289	15,567,795	$2.33

Nine Months Ended September 30, 2007
Basic
Income available to common stockholders	$41,469	15,471,124	$2.68

Effect of stock options	—	342,598

Diluted
Income available to common stockholders plus assumed exercises of stock options	$41,469	15,813,722	$2.62

Below is the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended September 30, 2008	212,500	$46.57
Three Months Ended September 30, 2007	241,109	$45.72
Nine Months Ended September 30, 2008	254,193	$45.74
Nine Months Ended September 30, 2007	218,535	$46.01

(13)	SEGMENT INFORMATION

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

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
September 30, 2008
Net interest income (expense)	$10,721	$23,233	$1,781	$(484)	$—	$35,251
Noninterest income	2,486	8,627	6,113	11,625	(11,067)	17,784
Income before taxes	5,595	13,548	3,383	4,860	(10,928)	16,458

September 30, 2007
Net interest income (expense)	$11,600	$24,372	$1,591	$(580)	$(14)	$36,969
Noninterest income	2,079	7,853	13,054	26,299	(22,495)	26,790
Income before taxes	6,876	14,225	10,143	17,488	(22,388)	26,344

Nine Months Ended:
September 30, 2008
Net interest income (expense)	$32,026	$71,085	$5,151	$(2,850)	$—	$105,412
Noninterest income	7,199	24,698	15,404	48,091	(37,037)	58,355
Income before taxes	17,857	39,990	7,141	27,200	(36,841)	55,347

September 30, 2007
Net interest income (expense)	$34,331	$72,075	$5,593	$(1,176)	$(43)	$110,780
Noninterest income	6,085	22,410	22,197	54,977	(49,762)	55,907
Income before taxes	21,403	44,027	15,752	32,602	(49,652)	64,132

Total Assets:
September 30, 2008	$1,241,749	$2,387,628	$210,333	$451,832	$(466,024)	$3,825,518
September 30, 2007	$1,075,536	$2,297,990	$155,553	$460,949	$(443,690)	$3,546,338
December 31, 2007	$1,123,148	$2,390,420	$206,060	$478,823	$(455,445)	$3,743,006

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

Securities Available for Sale

Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value information from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment patterns, credit information and the bond’s terms and conditions, among other things. The Company also invests in equity securities classified as available for sale for which observable information is not readily available. These securities are reported at fair value utilizing Level 3 inputs. For these securities, management determines the fair value based on replacement cost, the income approach or information provided by outside consultants or lead investors.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities Available for Sale	$—	$418,972	$8,946	$427,918
Derivative Assets	—	1,580	—	1,580
Derivative Liabilities	—	965	—	965
Loans Held For Sale	—	10,872	—	10,872

(15)	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company obtains dealer quotations to value its oil and gas derivative positions. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table (notional amounts and dollars in thousands):

	Notional Units	September 30, 2008		September 30, 2007		December 31, 2007
		Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Oil and gas swaps and options
Oil
Customer	Barrels	(126)	$(1,035)	(122)	$749	(148)	$2,410
Counterparty	Barrels	126	1,227	122	(711)	148	(2,362)
Natural Gas
Customer	MMBTUs	(2,450)	2,616	(2,470)	(1,173)	(2,570)	(662)
Counterparty	MMBTUs	2,450	(2,192)	2,470	1,305	2,570	789

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

The Company had credit exposure relating to oil and gas swaps and options with bank customers of approximately $1.6 million at September 30, 2008 and $1.7 million at December 31, 2007. Conversely, the Company had exposure to bank counterparties of approximately $600,000 at September 30, 2007.

The Company entered into a $30 million five year guaranty with a counterparty on June 4, 2008 for the timely payment of the obligations of its subsidiary Bank related to the settlement of oil and gas positions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the third quarter of 2008 was $11.0 million compared to $16.9 million for the third quarter of 2007. Diluted net income per share was $0.70 and $1.06 for the third quarter of 2008 and 2007, respectively. For the first nine months of 2008, net income was $36.3 million, compared to $41.5 million for the first nine months of 2007. Diluted net income per share for the first nine months of 2008 was $2.33 compared to $2.62 for the first nine months of 2007. The results for 2008 and 2007 include several one-time items that are more fully described below.

Total assets at September 30, 2008 were $3.8 billion, up $82.5 million from December 31, 2007 and up $279.2 million from a year ago. Total loans increased to $2.73 billion, up $243.3 million from December 31, 2007 and up $330.4 million from September 30, 2007. Total deposits were $3.4 billion, up $72.7 million from December 31, 2007 and up $241.5 million from September 30, 2007. Stockholders’ equity was $398 million, or 10.4% of total assets, at September 30, 2008, up $25.7 million from December 31, 2007 and $38.8 million from September 30, 2007. The Company’s liquidity remains strong as its average loan to deposit ratio was 77.7% at quarter end and core deposits represented 89.8% of total deposits. The Company had no brokered deposits and no Federal Home Loan Bank borrowings.

In June 2008, the Company recorded a $1.2 million pre-tax gain from the sale of an asset. The gain was included in gain on sale of other assets.

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

During the first quarter of 2007 the Company entered into an agreement to acquire Armor Assurance Company (Armor), an insurance agency in Muskogee, Oklahoma for cash of approximately $3.3 million and a $372,000 note payable in three equal annual installments. The transaction was consummated in April 2007. Armor had total assets of approximately $364,000. As a result of the acquisition, Armor was merged with the Company’s existing property casualty agency, Wilcox & Jones, to form Wilcox, Jones & McGrath, Inc. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2007 or the first nine months of 2008.

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

In recent months certain events in the national economy have caused credit and liquidity issues, declining home sales and values, declining commodity prices and a disorderly financial market, which has resulted in an increase in credit losses at many U.S. banks. While the Oklahoma economy has performed better than the national average, the state is beginning to feel the impact of the national recession. Consequently, it is reasonable to expect nonperforming loans and loan losses of the Company to increase. Also, in light of declining interest rates and competitive pressures for deposits, the Company’s interest rate margin will likely compress further, and it is likely to experience slower loan growth. The FDIC has indicated that deposit insurance premiums will increase beginning in 2009. This change will cause the Company’s noninterest expense to increase next year. The Company has considered and evaluated the programs offered as part of the Emerging Economic Stabilization Act. The Company has decided to participate in the deposit insurance guarantee for noninterest bearing deposits in excess of $250,000. This program is at a cost of 10 basis points on those account balances. The Company will not participate in the Temporary Liquidity Guarantee Program on senior debt. The Company does not intend to participate in the Troubled Asset Relief Program Capital Purchase Program.

RESULTS OF OPERATIONS

Third Quarter

Net interest income totaled $35.3 million, a decrease of $1.7 million, or 4.6%, compared to the third quarter of 2007. The Company’s net interest margin (on a taxable equivalent basis) was 4.03% compared to 4.55% for the same period a year ago. The lower interest rate environment in 2008 compared to a year ago has caused the Company’s net interest margin to decline.

The Company’s provision for loan losses was $2.3 million compared to $2.2 million during the same period a year ago. Net loan charge-offs were $1.9 million for the third quarter of 2008, compared to $988,000 for the third quarter of 2007. The net charge-offs represent a rate of 0.32% of average total loans for the third quarter of 2008 compared to 0.17% for the same period in 2007.

Noninterest income was $17.8 million for the quarter, up $1.1 million or 6.9% over operating noninterest income for the same quarter a year ago, excluding the one-time items previously mentioned. Noninterest expense of $34.3 million was up 2.8% from the operating expenses a year ago, excluding the one-time items of $1.8 million in the third quarter of 2007. The Company’s effective tax rate was 33.4% for the quarter compared to 35.7% a year ago.

Year-To-Date

Net interest income for the nine months ended September 30, 2008 was $105.4 million, a decrease of $5.4 million from the same period in 2007. The net interest margin in 2008 decreased to 4.11% from 4.65% for the first nine months of 2007. The lower interest rate environment in 2008 compared to the first nine months of 2007 as a result of Federal Reserve rate cuts has caused the Company’s net interest margin to decline.

The Company provided a $7.6 million provision for loan losses in the first nine months of 2008, compared to $2.4 million for the same period of 2007. The loan provision was driven primarily by the identification of certain commercial credits that were internally downgraded by management and to a lesser extent from the growth in the loan portfolio. Net loan charge-offs were $2.8 million for the first nine months of 2008, compared to $1.2 million for the first nine months of 2007. The net charge-offs represent an annualized rate of 0.15% of average total loans for the first nine months of 2008 compared to 0.07% for the first nine months of 2007.

Noninterest income for the first nine months of 2008 increased $2.4 million compared to the same period for 2007. Noninterest income during the first nine months of 2008 included a one-time gain of approximately $1.8 million, before taxes, from the Company’s interest in the Visa initial public offering, a $6.1 million gain on the sale of securities, and a $1.2 million gain on the sale of an asset. In 2007 the Company had a $7.8 million gain on the sale of an investment and a $3.1 million recovery on a bond claim.

Noninterest expense increased $624,000 compared to the first nine months of 2007. Last year’s expenses included a $1.9 million charge for the early redemption of the junior subordinated debentures, a one-time $1 million donation to the Company’s foundation and $800,000 of expenses related to the gain on the sale of an investment. The increase in the core operating expenses over a year ago was attributable to the increase in salaries and benefits due to the Company’s growth, and expenses of an insurance agency acquired in the second quarter of 2007. Income tax expense decreased $3.6 million compared to the first nine months of 2007. The effective tax rate on income before taxes was 34.4%, compared to 35.3% for the first nine months of 2007. The decrease is a result of additional tax credits realized in 2008.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of September 30, 2008 increased $155.6 million from December 31, 2007 but decreased $41.3 million from September 30, 2007. The increase from year-end was mainly from deposit growth in early 2008. The decrease from the previous year mainly resulted from a decrease in federal funds sold to help fund loan growth.

Total securities decreased $5.1 million compared to December 31, 2007 and $1.9 million compared to September 30, 2007. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $7.4 million at the end of the third quarter of 2008, compared to $10.7 million at December 31, 2007 and $5.2 million at September 30, 2007. The decrease in unrealized gains from year-end to September 30, 2008 was due in part to the realization of securities gains resulting from the $80 million sale of securities previously discussed. The Company does not own any equity securities issued by Fannie Mae or Freddie Mac. The average taxable equivalent yield on the securities portfolio for the third quarter of 2008 decreased to 4.01% from 4.47% for the same quarter of 2007.

Total loans increased $243.3 million from December 31, 2007 and $330.4 million from September 30, 2007. The increase compared to year end and third quarter 2007 was due to internal loan growth. The allowance for loan losses increased $4.7 million from year-end 2007 and $5.0 million from the third quarter of 2007. The allowance as a percentage of total loans was 1.24%, 1.17% and 1.20% at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. The allowance to nonperforming and restructured loans at the same dates was 153.50%, 215.57% and 190.20%, respectively. The decrease in the allowance to nonperforming and restructured loans is primarily related to one real estate credit.

Nonperforming and restructured loans totaled $22.1 million at September 30, 2008, compared to $13.5 million at December 31, 2007 and $15.2 million at September 30, 2007. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.81%, 0.54% and 0.63%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $70.6 million of these loans at September 30, 2008 compared to $35.0 million at December 31, 2007 and $34.6 million at September 30, 2007. These loans are not included in nonperforming and restructured assets. In general, these loans are adequately collateralized and have no identifiable loss potential. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Total deposits increased $72.7 million compared to December 31, 2007, and $241.5 million compared to September 30, 2007 due to internal growth. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 10.2% of total deposits at September 30, 2008, compared to 9.2% at December 31, 2007 and September 30, 2007.

Short-term borrowings decreased $15.0 million from December 31, 2007, and $928,000 from September 30, 2007. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $606,000 from year-end 2007 and $909,000 from the third quarter of 2007. The decrease since the third quarter and year end of 2007 was due to scheduled principal payments and early payoff of the note payable related to the acquisition of Armor Assurance Company.

Stockholders’ equity was $397.6 million at September 30, 2008 which was an increase of $25.7 million from year-end 2007 and an increase of $38.8 million from the third quarter of 2007 due to accumulated earnings. Average stockholders’ equity to average assets for the third quarter of 2008 was 10.28%, compared to 10.21% for the third quarter of 2007. The Company’s leverage ratio and total risk-based capital ratio were 9.97% and 13.56%, respectively, at September 30, 2008, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Per Common Share Data
Net income – basic	$0.72	$1.08	$2.39	$2.68
Net income – diluted	0.70	1.06	2.33	2.62
Cash dividends	0.22	0.20	0.62	0.56
Performance Data
Return on average assets	1.13%	1.88%	1.28%	1.57%
Return on average stockholders’ equity	11.04	18.14	12.47	15.37
Cash dividend payout ratio	30.56	18.52	25.94	20.90
Net interest spread	3.34	3.48	3.35	3.60
Net interest margin	4.03	4.55	4.11	4.65
Efficiency ratio	64.69	55.16	61.57	60.12
Net charge-offs	0.32	0.17	0.15	0.07

	September 30,		December 31, 2007
	2008	2007
Balance Sheet Data
Book value per share	$26.09	$23.61	$24.44
Tangible book value per share	23.35	20.80	21.66
Average loans to deposits (year-to-date)	77.66%	75.98%	76.04%
Average earning assets to total assets (year-to-date)	91.09	90.80	90.86
Average stockholders’ equity to average assets (year-to-date)	10.28	10.21	10.18
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.81%	0.63%	0.54%
Nonperforming and restructured assets to total assets	0.67	0.46	0.40
Allowance for loan losses to total loans	1.24	1.20	1.17
Allowance for loan losses to nonperforming and restructured loans	153.50	190.20	215.57

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,652,458	$42,822	6.41%	$2,361,844	$48,123	8.08%
Securities – taxable	407,465	3,950	3.85	425,087	4,660	4.35
Securities – tax-exempt	41,689	594	5.65	35,743	536	5.95
Federal funds sold	398,197	1,932	1.92	433,114	5,411	4.96

Total earning assets	3,499,809	49,298	5.59	3,255,788	58,730	7.16

Nonearning assets:
Cash and due from banks	145,734			136,631
Interest receivable and other assets	229,689			217,360
Allowance for loan losses	(33,456)			(27,606)

Total nonearning assets	341,967			326,385

Total assets	$3,841,776			$3,582,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$429,837	$537	0.50%	$387,214	$724	0.74%
Savings deposits	1,112,228	5,767	2.06	1,076,400	10,681	3.94
Time deposits	838,672	6,860	3.25	790,873	9,186	4.61
Short-term borrowings	21,721	105	1.92	30,829	396	5.10
Long-term borrowings	30	—	—	951	3	1.25
Junior subordinated debentures	26,803	491	7.27	26,805	492	7.28

Total interest-bearing liabilities	2,429,291	13,760	2.25	2,313,072	21,482	3.68

Interest-free funds:
Noninterest-bearing deposits	983,074			873,531
Interest payable and other liabilities	35,621			24,980
Stockholders’ equity	393,790			370,590

Total interest free funds	1,412,485			1,269,101

Total liabilities and stockholders’ equity	$3,841,776			$3,582,173

Net interest income		$35,538			$37,248

Net interest spread			3.34%			3.48%

Net interest margin			4.03%			4.55%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,566,497	$130,658	6.78%	$2,344,745	$142,055	8.10%
Securities – taxable	417,612	12,639	4.03	405,252	13,748	4.54
Securities – tax-exempt	36,369	1,607	5.89	35,782	1,621	6.06
Federal funds sold	417,016	7,356	2.35	421,949	16,339	5.18

Total earning assets	3,437,494	152,260	5.90	3,207,728	173,763	7.24

Nonearning assets:
Cash and due from banks	141,633			140,912
Interest receivable and other assets	225,719			211,721
Allowance for loan losses	(31,205)			(27,602)

Total nonearning assets	336,147			325,031

Total assets	$3,773,641			$3,532,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$423,833	$1,704	0.54%	$401,440	$2,304	0.77%
Savings deposits	1,102,171	19,374	2.34	1,033,857	30,177	3.90
Time deposits	832,274	23,068	3.69	780,412	26,608	4.56
Short-term borrowings	23,007	413	2.39	35,507	1,345	5.06
Long-term borrowings	291	9	4.12	1,034	42	5.43
Junior subordinated debentures	26,716	1,474	7.35	28,178	1,648	7.82

Total interest-bearing liabilities	2,408,292	46,042	2.55	2,280,428	62,124	3.64

Interest-free funds:
Noninterest-bearing deposits	946,322			870,137
Interest payable and other liabilities	31,277			21,413
Stockholders’ equity	387,750			360,781

Total interest free funds	1,365,349			1,252,331

Total liabilities and stockholders’ equity	$3,773,641			$3,532,759

Net interest income		$106,218			$111,639

Net interest spread			3.35%			3.60%

Net interest margin			4.11%			4.65%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2007, the date of its annual report to stockholders.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Senior Vice President of Corporate Finance and Treasurer, Holding Company Controller, Bank Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the third fiscal quarter of 2008 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 1 to the Company’s 8-K dated February 25, 1999 and incorporated herein by reference).

4.3	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on From S-3, File No. 333-112488, and incorporated herein by reference).

4.4	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.3).

4.5	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.6	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included in Section 2.2 and Section 2.3 of Exhibit 4.5).

Exhibit Number	Exhibit

4.7	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Eighth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended September 30, 2006 and incorporated herein by reference).

10.2	BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement (filed as Exhibit 10.2 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended March 31, 2008 and incorporated herein by reference).

10.3	BancFirst Corporation Thrift Plan (filed as Exhibit 10.3 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended March 31, 2008 and incorporated herein by reference).

10.4	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.7	Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

10.8	Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Amended Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date November 7, 2008	/s/ Joe T. Shockley, Jr.
(Signature)
Joe T. Shockley, Jr. Executive Vice President Chief Financial Officer