Form 10-K
period 2008-12-31
BANCFIRST CORP /OK/
filed 2009-03-16
CIK 760498

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2008 was approximately $300,573,000.

As of February 28, 2009, there were 15,291,641 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the May 28, 2009 Annual Meeting of Stockholders of registrant (the “2009 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

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

The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. BancFirst currently has 87 banking locations serving 44 communities throughout Oklahoma.

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

Consumer lending activities of the Bank consist of traditional forms of financing for automobiles, residential mortgage loans, home equity loans, and other personal loans. In addition, the Bank is one of Oklahoma’s largest providers of guaranteed student loans. Residential loans consist primarily of home loans in non-metropolitan areas which are generally shorter in duration than typical mortgages and reprice within five years.

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

The Company had approximately 1,457 and 1,443 full-time equivalent employees as of December 31, 2008 and 2007, respectively. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

Management believes the Company is in an advantageous competitive position operating as a “super community bank.” Under this strategy, the Company provides a broad line of financial products and services to small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and neither offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s market share of deposits for Oklahoma was 5.37% as of June 30, 2008 and 5.52% as of June 30, 2007.

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

Control of the Company

Affiliates of the Company beneficially own approximately 54% of the outstanding shares of the Company’s common stock outstanding as of February 28, 2009. Under Oklahoma law, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the affiliates have the ability to control the business and affairs of the Company.

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

Regulatory Agencies

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

The Company’s banking subsidiary is subject to regulation and supervision by various regulatory authorities, including the Oklahoma State Banking Department and the FDIC. The Company and its subsidiaries and affiliates are also subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Company and its ability to make distributions to shareholders.

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

Recent Legislation

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorized the Treasury to access up to $700 billion to protect the U.S. economy and restore confidence and stability to the financial markets. One such program under the Treasury Department’s Troubled Asset Relief Program (“TARP”) was action by Treasury to make significant investments in U.S. financial institutions through the Capital Purchase Program (“CPP”). The Treasury’s stated purpose for implementing the CPP was to improve the capitalization of healthy institutions, which would improve the flow of credit to businesses and consumers, and boost the confidence of depositors, investors, and counterparties alike. All federal banking and thrift regulatory agencies encouraged eligible institutions to participate in the CPP. The Company elected not to participate in the TARP Capital Purchase Program. Management believes that current capital sources are sufficient to support organic growth, acquisitions within our current market areas, cash dividends on our common stock and periodic stock repurchases.

The Federal Reserve has also developed an Asset-Backed Commercial Paper Money Market Fund Liquidity Facility (“AMLF”) and the Commercial Paper Funding Facility (“CPFF”). The AMLF provides loans to depository institutions to purchase asset-backed commercial paper from money market mutual funds. The CPFF provides a liquidity backstop to U.S. issuers of commercial paper. These facilities are presently authorized through April 30, 2009.

Financial Stability Plan

On February 10, 2009, Treasury Secretary Timothy Geithner outlined the Financial Stability Plan, a comprehensive plan to restore stability to the U.S. financial system. The Financial Stability Plan addresses the government’s strategy to strengthen the economy by getting credit flowing again to families and businesses, while imposing new measures and conditions to strengthen accountability, oversight and transparency on the financial institutions receiving funds from the government. These stronger monitoring conditions will be the new standards applicable to new TARP recipients subsequent to the enactment of the Financial Stability Plan and such conditions do not apply retroactively to TARP recipients under EESA.

American Recovery and Reinvestment Act of 2009

On February 17, 2009, the Congress enacted the American Recovery and Reinvestment Act of 2009 (“Stimulus Act”). The Stimulus Act includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, including the energy sector. The Stimulus Act includes new provisions relating to compensation paid by institutions that receive government assistance under TARP, including institutions that have already received such assistance. The provisions include restrictions on the amounts and forms of compensation payable, provision for possible reimbursement of previously paid compensation and a requirement that compensation be submitted to non-binding “say on pay” shareholders votes.

Homeowner Affordability and Stability Plan

Also in February 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan, which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

Temporary Liquidity Guarantee Program

On November 21, 2008, following a determination by the Secretary of the Treasury that systemic risk existed in the nation’s financial sector, the FDIC adopted a Final Rule to implement its Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program, designed to avoid or mitigate adverse effects of economic conditions on financial stability, has two primary components: The Debt Guarantee Program, by which the FDIC will guarantee the payment of certain newly issued senior unsecured debt issued by the depository institution, and the Transaction Account Guarantee Program, by which the FDIC will guarantee certain noninterest-bearing transaction accounts. The goal of the TLG Program is to decrease the cost of funding to the bank so that bank lending to consumers and businesses will normalize.

The Debt Guarantee Program temporarily would guarantee all newly issued senior unsecured debt up to prescribed limits issued by participating entities on or after October 14, 2008, through and including June 30, 2009. As a result of this guarantee, the unpaid principal and contract interest of an entity’s newly issued senior unsecured debt would be paid by the FDIC upon a payment default. The debt eligible for coverage under the Debt Guarantee Program has to be issued by participating entities on or before June 30, 2009. The FDIC agreed to guarantee such debt until the earlier of the maturity date of the debt or until June 30, 2012.

The Transaction Account Guarantee Program provides for a temporary full guarantee by the FDIC for funds held at FDIC-insured depository institutions in non interest-bearing transaction accounts above the existing deposit insurance limit. This coverage became effective on October 14, 2008, and would continue through December 31, 2009 (assuming that the insured depository institution does not opt-out of this component of the TLG Program). Under the Transaction Account Guarantee Program, a participating institution will be able to provide customers full coverage on non-interest bearing transaction accounts, as defined in the Interim Rule, for an annual fee of 10 basis points. The coverage will be in effect for participating institutions until the end of 2009. After that date, these accounts will be subject to the basic insurance amount.

The Company has elected to participate in the TLG Program with respect to noninterest-bearing deposit accounts and certain interest-bearing checking accounts. The Company currently does not plan to participate in the TLG Program with respect to the guarantee of applicable unsecured obligations.

It is not clear at this time what impact the EESA, the CPP, the TLG Program, the Financial Stability Plan, the Stimulus Act, the Homeowner Affordability and Stability Plan, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Failure of these programs to address the issues noted above could have an adverse effect on the Company and its business.

Pending Legislation

Additional legislation and regulations may by enacted or promulgated in the future, and the Company is unable to predict the form such legislation or regulation may take, or the degree to which it would need to modify its businesses or operations to comply with such legislation or regulation. For example, proposed legislation has been introduced in Congress that would amend the federal Bankruptcy Code to permit modifications of certain mortgages that are secured by a Chapter 13 debtor’s principal residence.

Proposed legislation is introduced in almost every legislative session that would dramatically affect the regulation of the banking industry. In light of the 2008 financial crisis and a new administration in the White House, it is anticipated that legislation reshaping the regulatory landscape could be proposed in 2009. The Company cannot predict if any such legislation will be adopted or if it is adopted how it would affect the business of the Company or the Bank. Past history has demonstrated that new legislation or changes to existing laws or regulations usually results in a greater compliance burden and therefore generally increases the cost of doing business.

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

Because the Company is a financial holding company, if its subsidiary bank receives a rating under the Community Reinvestment Act of 1977, as amended (“CRA”), of less than satisfactory, the Company will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations, except that the Company could engage in new activities, or acquire companies engaged in activities, that are closely related to banking under the Bank Holding Company Act. In addition, if the Federal Reserve Board finds that the Company’s subsidiary bank is not well capitalized or well managed, the Company would be required to enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, the Company would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the Bank Holding Company Act without prior Federal Reserve Board approval. If the Company fails to correct any such condition within a prescribed period, the Federal Reserve Board could order the Company to divest of its banking subsidiary or, in the alternative, to cease engaging in activities other than those closely related to banking under the Bank Holding Company Act. Although the Company is a financial holding company, it continues to maintain its status as a bank holding company for purposes of other Federal Reserve Board regulations.

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

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have (i) a Tier 1 risk-based capital ratio of 6% or greater, (ii) a total risk-based capital ratio of 10% or greater, and (iii) a leverage ratio of 5% or greater. An “adequately capitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of 4% or greater, (ii) a total risk-based capital ratio of 8% or greater, and (iii) a leverage ratio of 4% or greater, and an “undercapitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of less than 4%, (ii) a total risk-based capital ratio of less than 8%, and (iii) a leverage ratio of less than 4%. A bank is considered “significantly undercapitalized” if the bank has (i) a Tier 1 risk-based capital ratio of less than 3%, (ii) a total risk-based capital ratio of less than 6%, and (iii) a leverage ratio of less than 3%, and

“critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The applicable federal regulatory agency for a bank that is “well capitalized” may reclassify it as an “adequately capitalized” or “undercapitalized” institution and subject it to the supervisory actions applicable to the next lower capital category, if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. Under federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution. As of December 31, 2008, the Bank had a Tier 1 ratio of 11.82%, a combined Tier 1 and Tier 2 ratio of 12.99%, and a leverage ratio of 9.39% and, accordingly, was considered to be “well capitalized” as of such date.

In addition, the Federal Reserve Board has established minimum risk based capital guidelines and leverage ratio guidelines for bank holding companies that are substantially similar to those adopted by bank regulatory agencies with respect to depository institutions. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. As of December 31, 2008, the Company had a Tier 1 ratio of 12.61%, a combined Tier 1 and Tier 2 ratio of 13.78%, and a leverage ratio of 10.02% and, accordingly, was in compliance with all of the Federal Reserve Board’s capital guidelines.

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

Deposit Insurance Assessments

Under the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a new risk-based premium system for FDIC deposit insurance, providing for quarterly assessments of FDIC insured institutions based on their respective rankings in one of four risk categories depending upon their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with certain “CAMELS” ratings (under the Uniform Financial Institutions Examination System adopted by the Federal Financial Institutions Examination Council) were grouped in Risk Category I and were assessed for deposit insurance premiums at an annual rate, with the assessment rate for the particular institution to be determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either a set of financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed premiums at progressively higher rates.

After the passage of the EESA, the FDIC also increased deposit insurance for all deposit accounts up to $250,000 per account as of October 3, 2008 and ending December 31, 2009. It is possible that legislation could extend the higher deposit insurance limit of $250,000 per account after this date resulting in higher deposit insurance premium expense. On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009. Risk Category I Institutions were assessed at a rate between 12 and 14 basis points for every $100 of deposits, an increase from last year’s rate range of 5 to 7 basis points. In addition, as a result of the Company’s participation in the TLG Program, the Company is required to pay additional insurance premiums to the FDIC in an amount equal to an annualized 10 basis points on balances in non interest-bearing transaction accounts that exceed the $250,000 deposit insurance limit, determined on a quarterly basis. Effective April 1, 2009, the FDIC will change the way its assessment system differentiates for risk, making corresponding changes to assessment rates beginning with the second quarter of 2009, and make certain technical and other changes to these rules. On February 27, 2009, the FDIC adopted an interim rule to charge banks an emergency special assessment of 20 basis points on insured deposits that would be collected in the third quarter of 2009 and agreed to increase fees it will begin charging banks in April 2009 to a range of 12 to 16 basis points. The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Comments on the interim rule on special assessments are due no later than 30 days after publication in the Federal Register. The Company expects an estimated charge of approximately $3.4 to $6.8 million resulting from the emergency special assessment in 2009 assuming an assessment rate of 10 to 20 basis points, respectively. In addition, due to an increase in the regular assessment rate, the Company will experience an increase of approximately $3.8 million in the deposit insurance premium expense for 2009, as compared to 2008. Due to the declining economy and its impact on financial institutions, it is reasonable to expect that additional increases or assessments or both may be imposed by the FDIC.

In addition, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.14 basis points on BIF-assessable deposits in 2008. The FDIC established the FICO assessment rate effective for the first quarter of 2009 at 1.14 basis points annually of assessable deposits.

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

Regulation of Securities Activities of Banks

The GLB Act also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker” and “dealer”, but provided for certain transactional activities that would not be considered “brokerage” activities, which banks could effect without having to register as a broker. In September 2007, the Federal Reserve Board and the SEC approved Regulation R to clarify the permissible bank securities activities that can be conducted under the transactional exceptions provided by the GLB Act. Regulation R provides exceptions for networking arrangements with third party broker-dealers and authorizes compensation for bank employees who refer bank customers to such broker-dealers. The rules also provide exemptions to banks for effecting securities transactions in a trustee or fiduciary capacity, for sweeping funds into certain money market funds, and for accepting orders to effect securities transactions for custody accounts. Banks that conduct activities outside the exceptions provided by Regulation R had until the first day of their first fiscal year that commences after September 30, 2008 to either register as a broker-dealer or “push out” their brokerage activities to affiliated broker-dealers. Regulation R did not have an effect on the current securities activities that the Bank currently conducts for customers.

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

The Company maintains a website www.bancfirst.com. The Company provides copies of the most recently filed 10-K and proxy statement directly on the website and also provides links to the SEC’s website where all of the Company’s filings with the SEC can be obtained. You may also request a copy of these filings, at no cost, by writing or telephoning us at the following address:

BancFirst Corporation

101 N. Broadway

Oklahoma City, Oklahoma 73102

ATTENTION: Joe T. Shockley, Jr.

Executive Vice President

(405) 270-1086

Item 1a. Risk Factors

In the course of conducting our business operations, the Company and our subsidiaries are exposed to a variety of risks that are inherent to the financial services industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us in the current period of significant economic and market disruption. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect the Company and our subsidiaries.

Risks Related to Our Industry

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in the value of financial instruments and real estate values, and while we are taking steps to reduce our market and credit risk exposure, we nonetheless are affected by these issues in view of our retaining a securities portfolio and a loan portfolio consisting of commercial and residential construction loans, residential and commercial real estate loans and commercial and industrial loans. Possible declines in the value of our investment securities could result in our recording losses on the other-than-temporary impairment (“OTTI”) of securities, which would reduce our earnings and therefore our capital. Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in an increase in loan delinquencies; an increase in problem assets and foreclosures; and a decline in the value of the collateral for our loans, which could reduce our customers’ borrowing power. Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate an increase in our provision for loans losses, which, in turn, would reduce our earnings and capital. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

Beginning in the fourth quarter of 2008, the U.S. government has responded to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. The U.S. Treasury, the FDIC and the Federal Reserve Board each have developed programs and facilities, including, among others, the TARP Capital Purchase Program and other efforts, designed to increase inter-bank lending, improve funding for consumer receivables and restore consumer and counterparty confidence in the banking sector, as more particularly described in “Item 1. Business—Supervision and Regulation.” In addition, the recently enacted American Recovery and Reinvestment Act (“ARRA”) is intended to expand and establish government spending programs and provide tax cuts to stimulate the economy. Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s recently announced Financial Stability Plan and the U.S. government’s recently announced foreclosure prevention program. Possible changes to bankruptcy legislation, such as the mortgage relief legislation for troubled homeowners, could cause financial institutions to recognize additional losses due to the forced restructuring of certain types of loans by the bankruptcy court. The final form of any such programs or initiatives or related legislation cannot be known at this time. There can be no assurance as to the impact that the Stimulus Act, the Financial Stability Plan or any other such initiatives or governmental programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these efforts to stabilize the financial markets, the continuation or worsening of current financial market conditions or unintended long-term consequences of these programs or initiatives could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock and other equity and debt securities.

Fluctuations in interest rates could reduce our profitability.

We realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-earning assets will be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. Changes in market interest rates could either positively or negatively affect our net interest income and our profitability, depending on the magnitude, direction and duration of the change. If interest rates remain low, our net interest margin could experience further compression.

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

Risks Related to Our Business

An investment in our common stock involves risks.

Investors should carefully consider the risks described below in conjunction with the other information in this report, including our consolidated financial statements with related notes and documents incorporated by reference. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. The Company has historically paid a common stock dividend. However, in the current stressed financial markets and declining economy, which has resulted in higher FDIC insurance premiums and special assessments on FDIC-insured financial institutions, including the Bank, there can be no certainty that our common dividend will continue to be paid at the current levels. It is possible that our common dividend could be reduced or even cease to be paid. In such case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

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

Our directors and executive officers, as a group, beneficially owned approximately 54% of the Company’s outstanding common stock as of February 28, 2009. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause the Company to take actions with which our other shareholders do not agree.

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

Loans secured by real estate have been a large portion of the Company’s loan portfolio. At December 31, 2008, this percentage was 61.5%. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. Although we were not, and are not, involved in subprime or Alt-A lending, the ramifications of the subprime lending crisis and the turmoil in the financial and capital markets that followed have been far-reaching, with real estate values declining and unemployment and bankruptcies rising throughout the nation, including the region we serve. The ability of our borrowers to repay their loans could be adversely impacted by the significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for loan losses. Either of these events would have an adverse impact on our results of operations were they to occur.

Moreover, our business depends significantly on general economic conditions in the State of Oklahoma, where the majority of the buildings and properties securing our loans and the businesses of our customers are located. Unlike larger national or superregional banks that serve a broader and more diverse geographic region, our lending is primarily concentrated in the State of Oklahoma.

Accordingly, the ability of our borrowers to repay their loans, and the value of the collateral securing such loans, may be significantly affected by economic conditions in the region or by changes in the local real estate market. A significant decline in general economic conditions caused by inflation, recession, unemployment, acts of terrorism, or other factors beyond our control could therefore have an adverse effect on our financial condition and results of operations. In addition, because multi-family and CRE loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Prices and Dividends

The Company’s Common Stock is listed on the NASDAQ Global Select Market System (“NASDAQ/GS”) and is traded under the symbol “BANF”. The following table sets forth, for the periods indicated, (i) the high and low sales prices of the Company’s Common Stock as reported in the NASDAQ/GS consolidated transaction reporting system and (ii) the quarterly dividends per share declared on the Common Stock.

	Price Range
	High	Low	Cash Dividends Declared
2008
Fourth Quarter	$53.200	$37.700	$0.22
Third Quarter	$73.100	$40.370	$0.22
Second Quarter	$47.850	$41.740	$0.20
First Quarter	$48.210	$39.690	$0.20

2007
Fourth Quarter	$48.460	$40.830	$0.20
Third Quarter	$48.950	$38.750	$0.20
Second Quarter	$48.200	$41.940	$0.18
First Quarter	$55.210	$44.160	$0.18

As of February 28, 2009 there were 345 holders of record of the Common Stock.

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

Share-Based Compensation Plans

Information regarding share-based compensation awards outstanding and available for future grants as of December 31, 2008, segregated between BancFirst Corporation’s nonqualified incentive stock option plan (the “BancFirst ISOP”) and BancFirst Corporation’s Non-Employee Director’s Stock Option Plan (the “BancFirst Director’s Stock Option Plan”), is presented in the following table. Additional information regarding share-based compensation plans is presented in Note 13 of the Notes to the Consolidated Financial Statements.

	Options Outstanding	Weighted Average Exercise Price	Number of Shares Available for Future Grants
Plan Category
BancFirst ISOP	977,453	$28.28	92,160
BancFirst Director’s Stock Option Plan	115,000	$23.74	25,000

Total	1,092,453	$27.80	117,160

Stock Repurchase Program

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August of 2002, and September of 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2008 there were 560,000 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Year Ended December 31,
	2008	2007
Number of shares repurchased	40,000	53,000
Average price of shares repurchased	$40.70	$46.47

Tender Offer

In September 2007, the Company completed a modified Dutch Auction self-tender offer and purchased 539,453 shares of its common stock for the maximum offering price of $45.00 per share. Cash on hand was used to pay for the purchase of the stock.

Item 6. Selected Financial Data.

Incorporated by reference from “Selected Consolidated Financial Data” contained on page A-4 of the attached Appendix.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from “Financial Review” contained on pages A-2 through A-20 of the attached Appendix.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from “Financial Review—Market Risk” contained on page A-19 and A-20 of the attached Appendix.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-24 through A-62 of the attached Appendix, and include the following:

a.	Reports of Independent Registered Public Accounting Firm

b.	Consolidated Balance Sheets

c.	Consolidated Statements of Income and Comprehensive Income

d.	Consolidated Statements of Stockholders’ Equity

e.	Consolidated Statements of Cash Flow

f.	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Treasurer, Bank Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter of 2008 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance of the Registrant.

The information required by Item 401 of Regulation S-K will be contained in the 2009 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2009 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2009 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2009 Proxy Statement under the caption “Compensation of Directors and Executive Officers” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) of Regulation S-K will be contained in the 2009 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and is hereby incorporated by reference. The information required by Item 403 of Regulation S-K will be contained in the 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated by reference.

Item 13. Certain Relationships, Director Independence and Related Transactions.

The information required by Item 404 of Regulation S-K will be contained in the 2009 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2009 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2008

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2008

Consolidated Statements of Cash Flow for the three years ended December 31, 2008

Notes to Consolidated Financial Statements

The above financial statements are incorporated by reference from pages A-24 through A-62 of the attached Appendix.

(2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.8	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit
4.9	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.10	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.11	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.12	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.13	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Eighth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

10.7	BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Grant Thornton LLP.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit
32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Amended Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007 and incorporated herein by reference).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2009	BANCFIRST CORPORATION
(Registrant)

/s/ David E. Rainbolt
David E. Rainbolt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2009.

/s/ H. E. Rainbolt	/s/ David E. Rainbolt
H. E. Rainbolt	David E. Rainbolt
Chairman of the Board (Principal Executive Officer)	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Dennis L. Brand	/s/ C. L. Craig, Jr.
Dennis L. Brand	C. L. Craig, Jr.
Chief Executive Officer, BancFirst and Director	Director
(Principal Executive Officer)

/s/ James R. Daniel
William H. Crawford	James R. Daniel
Director	Vice Chairman of the Board
(Principal Executive Officer)

/s/ K. Gordon Greer	/s/ Dr. Donald B. Halverstadt
K. Gordon Greer	Dr. Donald B. Halverstadt
Vice Chairman of the Board	Director
(Principal Executive Officer)

/s/ John C. Hugon	/s/ William O. Johnstone
John C. Hugon	William O. Johnstone
Director	Vice Chairman of the Board
(Principal Executive Officer)

/s/ David R. Lopez	/s/ J. Ralph McCalmont
David R. Lopez	J. Ralph McCalmont
Director	Director

/s/ Tom H. McCasland, III	/s/ Melvin Moran
Tom H. McCasland, III	Melvin Moran
Director	Director

/s/ Ronald J. Norick	/s/ Paul B. Odom, Jr.
Ronald J. Norick	Paul B. Odom, Jr.
Director	Director

/s/ David Ragland	/s/ G. Rainey Williams, Jr.
David Ragland	G. Rainey Williams, Jr.
Director	Director

/s/ Michael K. Wallace
Michael K. Wallace
Director

/s/ Randy Foraker	/s/ Joe T. Shockley, Jr.
Randy Foraker	Joe T. Shockley, Jr.
Executive Vice President and	Executive Vice President and
Chief Risk Officer	Chief Financial Officer
(Principal Accounting Officer)	(Principal Financial Officer)

APPENDIX A

BancFirst Corporation

FINANCIAL REVIEW

The following discussion is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 2008 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Selected Consolidated Financial Data included herein.

SUMMARY

BancFirst Corporation’s net income for 2008 was $44.4 million, or $2.85 per diluted share, compared to $53.1 million, or $3.33 per diluted share for 2007. The 2008 results included pretax gains of $1.8 million on the mandatory Visa redemption, $6.1 million on a bond transaction and $1.2 million on the sale of an asset. The 2007 results included pretax gains of $7.8 million on the sale of an investment and a $3.1 million recovery on an insurance claim that was fully expensed in 2005. The gains in 2007 were offset by a $1.9 million expense on the redemption of the Company’s 9.65% trust preferred securities, a $1 million donation to the Company’s charitable foundation, and approximately $800,000 of expenses related to the investment gain.

In 2008, net interest income of $139.1 million decreased $9.2 million, or 6.2%, compared to 2007. While the net interest spread for the twelve months of 2008 decreased 28 basis points to 3.31%, the net interest margin decreased 58 basis points to 4.05% due to the lower interest rate environment and extensive Federal Reserve intervention. Provision for loan losses in 2008 was $10.7 million up from $3.3 million for 2007. Noninterest income was $74.4 million versus $71.1 million in 2007, while noninterest expense increased slightly to $135.0 million from $134.4 million. The increase in noninterest income in 2008 was due to the Visa redemption, bond transaction, sale of an asset and an increase in cash management and electronic banking services. Noninterest expense in 2007 included the expense on the trust preferred securities redemption, the expenses related to the sale of the investment, the charitable contribution and expenses related to additional banking locations.

Total assets at year end 2008 were $3.87 billion up from $3.74 billion at the end of 2007. Total loans at December 31, 2008 were $2.76 billion versus $2.49 billion for 2007. Total deposits increased to $3.38 billion from $3.29 billion for 2007. The Company’s average loans-to-deposits was 78.8% for 2008, compared to 76.0% for 2007. Stockholders’ equity was $414 million, an increase of $42 million over a year ago. Average stockholders’ equity to average assets increased to 10.35% at year-end 2008 from 10.18% at year-end 2007.

Asset quality deteriorated somewhat in 2008 with a ratio of nonperforming and restructured assets to total assets of 0.72% at year-end 2008, up from 0.40% a year ago. The allowance for loan losses equaled 144.5% of nonperforming and restructured loans at December 31, 2008, versus 215.6% at the end of 2007. Net charge-offs for 2008 increased to 0.21% of average loans, compared to 0.08% for 2007.

The financial performance of the Company in 2008 was affected primarily by two factors: first, substantially lower interest rates due to the Federal Reserve’s intervention caused a lower net interest margin; and second, a slowing economy caused deterioration in the credit of several customers that necessitated an increase in the loan loss reserve. In response to these items negatively affecting the Company’s earnings, management implemented a number of changes designed to lower noninterest expenses including a suspension of branch expansion, a reduction of bonuses and other personnel expenses and a salary freeze for all salaried personnel.

Management expects an increase in deposit insurance premiums and special assessments that could increase expense up to $10 million compared to 2008. This increased expense combined with the low interest rate environment and credit challenges will negatively impact the Company in 2009.

During 2008, the Company repurchased 40,000 shares of its common stock for $1.63 million or an average price of $40.70 per share under its ongoing Stock Repurchase Program (the “SRP”). The Company repurchased 53,000 shares for $2.46 million or an average price of $46.47 during 2007. In September 2007, the Company amended the SRP to increase the shares authorized to be purchased by 366,948 leaving the shares remaining that could be repurchased under the SRP at December 31, 2008 at 560,000.

On November 18, 2008 the Company announced it will not accept funds from the U.S. Treasury’s Capital Purchase Program due to current capital levels that exceed well-capitalized guidelines and the potential for additional governmental regulation related to the program. The Company did not elect to participate in the Debt Guarantee Program for newly issued senior unsecured debt. The Company did elect to participate in the Transaction Account Guarantee Program for extended coverage on non-interest bearing transaction deposit accounts.

In April 2008, the Company completed an $80 million sale of securities resulting in a securities pre-tax gain of $6.1 million. The transaction resulted in the sale of $80 million of US Treasury securities and the purchase of Government Sponsored Enterprises (GSE) senior debt securities of similar amounts and maturities. The after-tax impact of these transactions, net of the interest income differential, was approximately $3.3 million for the year.

In March 2008, the Company, as a member bank of Visa, recorded a $1.8 million pre-tax gain from the mandatory partial redemption of the Company’s Visa shares received in the first quarter initial public offering. The gain was included in gain on sale of other assets.

In September 2007, the Company completed a modified Dutch Auction self-tender offer and purchased 539,453 shares of its common stock for the maximum offering price of $45.00 per share. Cash on hand was used to pay for the purchase of the stock.

In July 2007, the Company was awarded and received the $3.1 million bond claim by their fidelity bond carrier for the $3.3 million cash shortfall that was reported and expensed in the second quarter of 2005.

In June 2007, the Company entered into an agreement to sell one of its investments held by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, which resulted in a one-time gain of approximately $7.8 million. The transaction was consummated on August 1, 2007 and included in noninterest income—securities transactions in the third quarter of 2007. The Company made a $1 million contribution to its charitable foundation with the funds from the gain. This one-time gain, net of related expenses, income taxes and the contribution had a net income effect of approximately $3.9 million.

During the first quarter of 2007 the Company entered into an agreement to acquire Armor Assurance Company (“Armor”), an insurance agency in Muskogee, Oklahoma for cash of approximately $3.3 million and a $372,000 note payable in three equal annual installments. The transaction was consummated in April 2007 and the note was prepaid and retired in April 2008. Armor had total assets of approximately $364,000. As a result of the acquisition, Armor was merged with the Company’s existing property and casualty agency, Wilcox & Jones, to form Wilcox, Jones & McGrath, Inc. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2007 or 2008.

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

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	At and for the Year Ended December 31,
	2008	2007	2006	2005	2004
Income Statement Data
Net interest income	$139,107	$148,286	$143,688	$131,451	$117,246
Provision for loan losses	10,676	3,329	1,790	4,607	2,699
Noninterest income	74,385	71,138	58,424	54,284	51,855
Noninterest expense	135,006	134,446	124,557	117,164	108,744
Net income	44,358	53,093	49,352	42,836	37,176
Balance Sheet Data
Total assets	$3,867,204	$3,743,006	$3,418,574	$3,223,030	$3,046,977
Securities	455,568	467,719	432,910	456,222	560,234
Total loans (net of unearned interest)	2,757,854	2,487,099	2,325,548	2,317,426	2,093,515
Allowance for loan losses	34,290	29,127	27,700	27,517	25,746
Deposits	3,377,608	3,288,504	2,974,305	2,804,519	2,657,434
Long-term borrowings	—	606	1,339	4,118	7,815
Junior subordinated debentures	26,804	26,804	51,804	51,804	51,804
Stockholders’ equity	413,791	371,962	348,355	302,349	277,497
Per Common Share Data
Net income—basic	$2.91	$3.41	$3.14	$2.74	$2.38
Net income—diluted	2.85	3.33	3.07	2.68	2.33
Cash dividends	0.84	0.76	0.68	0.60	0.53
Book value	27.08	24.44	22.10	19.34	17.70
Tangible book value	24.34	21.66	19.57	16.87	15.39
Selected Financial Ratios
Performance ratios:
Return on average assets	1.17%	1.49%	1.46%	1.39%	1.22%
Return on average stockholders’ equity	11.30	14.66	15.10	14.80	13.83
Cash dividend payout ratio	28.87	22.29	21.73	21.90	22.32
Net interest spread	3.31	3.59	3.80	4.13	3.89
Net interest margin	4.05	4.63	4.75	4.76	4.29
Efficiency ratio	63.24	61.27	61.63	63.08	64.31
Balance Sheet Ratios:
Average loans to deposits	78.82%	76.04%	79.19%	82.43%	74.47%
Average earning assets to total assets	91.23	90.86	90.20	90.19	91.02
Average stockholders’ equity to average assets	10.35	10.18	9.68	9.37	8.85
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	0.86%	0.54%	0.51%	0.40%	0.58%
Nonperforming and restructured assets to total assets	0.72	0.40	0.40	0.36	0.48
Allowance for loan losses to total loans	1.24	1.17	1.19	1.19	1.23
Allowance for loan losses to nonperforming and restructured loans	144.52	215.57	231.41	293.36	211.05
Net chargeoffs to average loans	0.21	0.08	0.09	0.14	0.16

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis (Dollars in thousands)

	December 31, 2008			December 31, 2007			December 31, 2006
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,612,553	$172,556	6.59%	$2,364,618	$190,173	8.04%	$2,321,459	$180,401	7.77%
Securities—taxable	416,587	16,387	3.92	411,443	18,397	4.47	394,140	17,345	4.40
Securities—tax exempt	38,000	2,214	5.81	35,657	2,151	6.03	39,121	2,359	6.03
Federal funds sold and Interest-bearing deposits with banks	385,825	7,864	2.03	419,675	21,167	5.04	291,129	14,404	4.95

Total earning assets	3,452,965	199,021	5.75	3,231,393	231,888	7.18	3,045,849	214,509	7.04

Nonearning assets:
Cash and due from banks	138,002			139,919			161,576
Interest receivable and other assets	225,879			213,081			197,559
Allowance for loan losses	(31,939)			(27,890)			(28,310)

Total nonearning assets	331,942			325,110			330,825

Total assets	$3,784,907			$3,556,503			$3,376,674

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$423,773	2,126	0.50%	$398,786	2,989	0.75%	$428,620	3,455	0.81%
Savings deposits	1,100,184	24,945	2.26	1,048,935	39,944	3.81	884,714	30,374	3.43
Time deposits	834,712	29,313	3.50	784,405	35,673	4.55	744,252	29,339	3.94
Short-term borrowings	21,322	458	2.14	33,584	1,667	4.96	37,149	1,798	4.84
Long-term borrowings	218	9	4.12	931	50	5.37	2,582	160	6.20
Junior subordinated debentures	26,738	1,966	7.33	27,832	2,140	7.69	51,804	4,412	8.52

Total interest-bearing liabilities	2,406,947	58,817	2.44	2,294,473	82,463	3.59	2,149,121	69,538	3.24

Interest-free funds:
Noninterest bearing deposits	955,847			877,474			874,013
Interest payable and other liabilities	30,537			22,426			26,709
Stockholders’ equity	391,576			362,130			326,831

Total interest free-funds	1,377,960			1,262,030			1,227,553

Total liabilities and stockholders’ equity	$3,784,907			$3,556,503			$3,376,674

Net interest income		$140,204			$149,425			$144,971

Net interest spread			3.31%			3.59%			3.80%

Net interest margin			4.05%			4.63%			4.75%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

RESULTS OF OPERATIONS

Net Interest Income

In 2008, net interest income, which is the Company’s principal source of operating revenue, decreased $9.2 million to $139.1 million compared to an increase of $4.6 million in 2007. The net interest margin on a taxable equivalent basis for 2008 was 4.05%, compared to 4.63% for 2007 and 4.75% for 2006. On a taxable equivalent basis, net interest income decreased $9.2 million in 2008, compared to an increase of $4.6 million in 2007. Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the changes in net interest income. The Volume/Rate Analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2008 and 2007. Rapidly declining interest rates in 2008 resulted in a significant decrease in net income. The increases due to volume in 2008 and 2007 were due to growth in earning assets, primarily loans. The increase due to volume in 2008 was more than offset by the negative impact due to lower interest rates. Average loans grew $247.9 million, or 10.5%, in 2008 and $43.2 million, or 1.9%, in 2007. Average time deposits increased $50.3 million, or 6.4%, in 2008 and $40.2 million, or 5.4%, in 2007. Average total deposits increased in both years due in part to the increase in noninterest bearing deposits. Management expects further compression of its net interest margin in 2009 as higher rate assets mature in a continued low interest rate environment.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2008			Change in 2007
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$(17,617)	$19,655	$(37,272)	$9,771	$3,378	$6,393
Investments—taxable	(1,857)	30	(1,887)	910	287	623
Investments—tax exempt	63	154	(91)	(207)	(206)	(1)
Interest-bearing deposits with banks and Federal funds sold	(13,456)	864	(14,320)	7,095	7,255	(160)

Total interest income	(32,867)	20,703	(53,570)	17,569	10,714	6,855

Interest Expense:
Transaction deposits	(859)	51	(910)	(466)	(472)	6
Savings deposits	(6,691)	348	(7,039)	2,919	2,167	752
Time deposits	(14,672)	5,107	(19,779)	12,985	7,657	5,328
Short-term borrowings	(1,209)	(616)	(593)	(130)	(169)	39
Long-term borrowings	(41)	(39)	(2)	(110)	(105)	(5)
Junior subordinated debentures	(174)	(84)	(90)	(2,273)	(2,033)	(240)

Total interest expense	(23,646)	4,767	(28,413)	12,925	7,045	5,880

Net interest income	$(9,221)	$15,936	$(25,157)	$4,644	$3,669	$975

(1)	Changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Interest rate sensitivity analysis measures the sensitivity of the Company’s net interest margin to changes in interest rates by analyzing the repricing relationship between its earning assets and interest-bearing liabilities. This analysis is limited by the fact that it presents a static position as of a single day and is not necessarily indicative of the Company’s position at any other point in time, and does not take into account the sensitivity of yields and rates of specific assets and liabilities to changes in market rates. The Company’s approach to managing the interest sensitivity gap takes advantage of the Company’s stable core deposit base and the relatively short maturity and repricing frequency of its loan portfolio, as well as the historical existence of a positively sloped yield curve, which enhances the net interest margin over the long term.

The Analysis of Interest Rate Sensitivity presents the Company’s earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 2008. The Company’s cumulative negative gap position in the one year interval increased to $647 million at December 31, 2008 from $474 million at December 31, 2007, and increased as a percentage of total earning assets to 18.3% from 14.1%. This negative gap position assumes that the Company’s core savings and transaction deposits are immediately rate sensitive. In a falling rate environment, the benefit of the Company’s noninterest-bearing funds is decreased, resulting in a decrease in the Company’s net interest margin over time.

ANALYSIS OF INTEREST RATE SENSITIVITY

December 31, 2008

	Interest Rate Sensitive		Noninterest Rate Sensitive
	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
EARNING ASSETS
Loans	$881,985	$391,662	$1,133,967	$350,240	$2,757,854
Securities	13,223	103,173	289,849	49,323	455,568
Federal funds sold and interest-bearing deposits	295,972	31,274	628	—	327,874

Total	$1,191,180	$526,109	$1,424,444	$399,563	$3,541,296

FUNDING SOURCES
Noninterest-bearing demand deposits (1)	$—	$—	$—	$735,958	$735,958
Savings and transaction deposits	1,515,168	—	—	—	1,515,168
Time deposits of $100 or more	282,862	57,053	—	—	339,915
Time deposits under $100	403,502	93,274	—	—	496,776
Short-term borrowings	12,884	—	—	—	12,884
Junior subordinated debentures	—	—	—	26,804	26,804
Stockholders’ equity	—	—	—	413,791	413,791

Total	$2,214,416	$150,327	$—	$1,176,553	$3,541,296

Interest sensitivity gap	$(1,023,236)	$375,782	$1,424,444	$(776,990)
Cumulative gap	$(1,023,236)	$(647,454)	$776,990	$—
Cumulative gap as a percentage of total earning assets	(28.9)%	(18.3)%	21.9%	—%

(1)	Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders’ equity.

Provision for Loan Losses

The provision for loan losses was $10.68 million for 2008, compared to $3.33 million for 2007 and $1.79 million for 2006. The increase in the loan loss provision was required in 2008 due to the deterioration of the credit quality of a small number of specific loans. The decline in quality was the result of declining collateral values and to a lesser extent, nonperformance. Other than the additions in 2008 related to these credits, the amounts provided for the last four years significantly relate to loan growth. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date which does not include an estimate of further deterioration in the quality of the portfolio. Net loan charge-offs were $5.51 million for 2008, compared to $1.90 million for 2007 and $2.12 million for 2006. The net charge-offs equated to 0.21%, 0.08% and 0.09% of average loans for 2008, 2007 and 2006, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans.”

Noninterest Income

Total noninterest income grew $3.2 million to $74.4 million in 2008, an increase of 4.6%. This compares to increases of $12.7 million, or 21.8%, in 2007, and $4.1 million, or 7.6% in 2006. The growth in noninterest income in 2008 was due to the Visa redemption, bond transaction, sale of an asset and an increase in cash management and electronic banking services. The increase in noninterest income in 2007 included a $7.8 million gain on the sale of an investment and a $3.1 million recovery on an insurance claim. The Company’s fee income has increased in each of the last five years due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth.

Service charges on deposits have increased as a result of growth in deposit accounts and overdraft fees combined with the lower earnings credit on deposit balances. Other noninterest income, which includes safe deposit box rentals, cash management services, other service fees and gain on sale of assets increased $898,000 in 2008, $142,000 in 2007 and $2.65 million in 2006.

The Company recognized a net gain on the sale of securities of $6.94 million in 2008 compared to a gain of $8.34 million in 2007 and a gain of $526,000 in 2006. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. The Company has the ability and intent to hold securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost. The net gain on sale of securities in 2008 was primarily due to the sale of U.S. Treasuries and simultaneous purchase of senior GSE debt, while the gain in 2007 was primarily related to the $7.8 million gain on the sale of a venture capital investment by Council Oak Investment Corporation.

The Company earned $2.1 million on the sale of loans in 2008 compared to $2.4 million in 2007. The activity in the secondary market for student loans and home mortgage loans has declined and is expected to be lower in 2009, which could lower this component of noninterest income further.

Noninterest Expense

Total noninterest expense nominally increased by $560,000 to $135.0 million in 2008. This compares to increases of $9.9 million, or 7.9%, for 2007, and $7.4 million, or 6.3% for 2006. The slight increase in noninterest expense in 2008 is due to higher salary and occupancy expense offset by a reduction of bonus and other personnel expense and a suspension of further branch expansion. The increase in 2007 expenses was a result of the $1 million charitable contribution, $1.9 million expense on the trust preferred redemption, $800,000 related to the sale of the investment held by Council Oak Investment Corporation, the acquisition of Armor Assurance Company in the second quarter of 2007 and increased operating expenses due to branch expansion. Salaries and employee benefits increased in 2007 and 2006 due to higher salary levels and benefits costs, additional staff for new product lines and increased loan demand, and acquisitions. Occupancy and fixed assets expense, and depreciation have increased as a result of the addition of facilities from acquisitions and the opening of new branches.

In 2009, all salaried employees are subject to a salary freeze along with a continued suspension of branch expansion. In addition, the Company will experience an increase of $3.8 million in deposit insurance premium expense due to an increase in the regular assessment rate. Additionally, the Company expects an estimated charge of approximately $3.4 million to $6.8 million resulting form the special emergency assessment in 2009, assuming an assessment rate of 10 to 20 basis points, respectively. Management believes it is reasonable to expect additional increases or assessments or both that may be imposed by the FDIC.

Income Taxes

Income tax expense totaled $23.5 million in 2008, compared to $28.6 million for 2007 and $26.4 million for 2006. The effective tax rates for 2008, 2007 and 2006 were 34.6%, 35.0% and 34.9%, respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits, and state tax expense.

Certain financial information is prepared on a taxable equivalent basis to facilitate analysis of yields and changes in components of earnings. Average balance sheets, income statements and other financial statistics are also presented on a taxable equivalent basis.

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

FINANCIAL POSITION

Cash, Federal Funds Sold and Interest Bearing Balances with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and other amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consists of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the Federal funds market that has resulted in near zero overnight fed funds rates, the Company has maintained its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

The amount of cash, federal funds sold and interest bearing balances with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing, the Company’s requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and federal funds sold decreased $141.4 million in 2008 and increased $105.5 million in 2007. At year end 2008, the Company had $39.5 million of brokered CD’s it had purchased. All CD’s are under the $250,000 FDIC insured limit and have maturities of less than one year.

Securities

Total securities decreased $12.2 million to $455.6 million, a decrease of 2.6%. This compares to a increase of $34.8 million, or 8.0%, in 2007. Securities available for sale represented 92.4% of the total securities portfolio at year-end 2008, compared to 94.6% at year-end 2007. Securities available for sale had a net unrealized gain of

$22.6 million at year-end 2008, compared to a net unrealized gain of $10.7 million the preceding year. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $14.7 million and $6.9 million for 2008 and 2007, respectively.

SECURITIES

	December 31
	2008	2007	2006
	(Dollars in thousands)
Held for Investment (at amortized cost)
U.S. Treasury and other federal agencies	$1,855	$2,393	$3,084
States and political subdivisions	32,613	22,877	22,968

Total	$34,468	$25,270	$26,052

Estimated market value	$34,975	$25,472	$26,087

Available for Sale (at estimated market value)
U.S. Treasury and other federal agencies	$372,667	$413,230	$376,005
States and political subdivisions	11,722	15,237	18,327
Other securities	36,711	13,982	12,526

Total	$421,100	$442,449	$406,858

Total Securities	$455,568	$467,719	$432,910

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. As of December 31, 2008, the Company had net unrealized gains largely due to decreases in market interest rates from the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date or if market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Furthermore, as of December 31, 2008, management also had the ability and intent to hold all securities classified as available for sale with an unrealized loss for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2008, management believes the impairments are temporary and no material impairment loss has been realized in the Company’s consolidated income statement. At December 31, 2008, and for the years ended December 31, 2007 and 2006, the Company held Class A shares in the Federal Home Loan Bank of Topeka, Kansas. The book value at each year end was $5.7 million and value of the stock was not considered to be impaired.

The Maturity Distribution of Securities summarizes the maturity and weighted average taxable equivalent yields of the securities portfolio. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represent 90.5% of the total portfolio.

MATURITY DISTRIBUTION OF SECURITIES

December 31, 2008

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
U.S. Treasury and other federal agencies	$176	3.41%	$877	4.90%	$791	6.57%	$11	0.00%	$1,855	5.44%
State and political subdivisions	6,903	5.59	22,330	5.26	2,855	5.99	525	6.48	32,613	5.42

Total	$7,079	5.54	$23,207	5.25	$3,646	6.12	$536	6..34	$34,468	5.42

Percentage of total	20.5%		67.3%		10.6%		1.6%		100.0%

Available for Sale
U.S. Treasury and other federal agencies	$108,433	2.84%	$245,975	4.14%	$18,125	5.47%	$134	5.22%	$372,667	3.83%
State and political subdivisions	1,273	5.11	6,185	5.93	4,264	5.91	—	—	11,722	5.84
Other securities	—	—	20,366	2.48	—	—	16,345	5.26	36,711	3.72

Total	$109,706	2.86	$272,526	4.06	$22,389	5.55	$16,479	5.26	$421,100	3.87

Percentage of total	26.1%		64.7%		5.3%		3.9%		100.0%

Total securities	$116,785	3.03%	$295,733	4.15%	$26,035	5.63%	$17,015	5.30%	$455,568	3.99%

Percentage of total	25.6%		64.9%		5.7%		3.8%		100.0%

*	Yield on a taxable equivalent basis

Loans

The Company has historically generated loan growth from both internal originations and acquisitions. Total loans increased $270.8 million to $2.8 billion, an increase of 10.9%, in 2008, and $161.6 million, or 7.0%, in 2007.

Composition

The Company’s loan portfolio is diversified among various types of commercial and individual borrowers. Commercial loans are comprised principally of loans to companies in light manufacturing, retail and service industries. Construction and development loans totaled $246 million, or 8.9% of total loans at the end of 2008, as compared to $223 million, or 9.0% of total loans at the end of 2007. Real estate loans secured by farmland, multifamily, commercial and one to four family housing represented 52.5% of total loans at December 31, 2008, compared to 51.6% of total loans at December 31, 2007. Consumer loans are comprised primarily of loans to individuals for the purchase of vehicles and student loans. The Company did not have any credit card receivables at year end 2008 and 2007. Student loans have increased to $131.2 million at year end up from $79.5 million at December 31, 2007. The increase in student loans was due to the exit of many other financial institutions from this product, leaving the Company as one of the few remaining student lenders in Oklahoma.

Loans secured by real estate including farmland, multifamily, commercial, one to four family housing and construction and development loans, have been a large portion of the Company’s loan portfolio. In 2008, this percentage was 61.5% compared to 60.5% for 2007. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards.

LOANS BY CATEGORY

	December 31,
	2008		2007		2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$726,602	26.35%	$711,124	28.59%	$621,675	26.73%	$651,176	28.10%	$525,306	25.10%
Real estate—construction	246,269	8.93	222,820	8.96	223,561	9.61	215,965	9.32	152,402	7.28
Real estate—one to four family	543,183	19.70	513,969	20.67	516,727	22.22	512,513	22.11	502,015	23.98
Real estate—farmland, multifamily and commercial	905,862	32.84	768,451	30.89	705,452	30.34	661,398	28.54	640,244	30.57
Consumer	335,938	12.18	270,735	10.89	258,133	11.10	276,374	11.93	273,548	13.07

Total	$2,757,854	100.00%	$2,487,099	100.00%	$2,325,548	100.00%	$2,317,426	100.00%	$2,093,515	100.00%

The following table presents the Maturity and Rate Sensitivity of Loans for commercial, financial and other loans, and real estate loans, excluding one to four family residential loans. Over 58% of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, approximately 50% of the commercial real estate and other commercial loans had adjustable interest rates at year-end 2008. The short maturities and adjustable rates on these loans allow the Company to maintain the majority of its loan portfolio near market interest rates.

MATURITY AND RATE SENSITIVITY OF LOANS

December 31, 2008

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total

	(Dollars in thousands)
Commercial, financial and other	$526,114	$175,528	$24,961	$726,603
Real estate—construction	212,081	29,696	4,492	246,269
Real estate—farmland, multifamily and commercial
(excluding loans secured by 1 to 4 family residential properties)	366,094	364,985	174,783	905,862

Total	$1,104,289	$570,209	$204,236	$1,878,734

Loans with predetermined interest rates	$408,954	$361,189	$178,461	$948,604
Loans with adjustable interest rates	695,335	209,020	25,775	930,130

Total	$1,104,289	$570,209	$204,236	$1,878,734

Percentage of total	58.8%	30.3%	10.9%	100.0%

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Loans

Nonperforming and restructured assets increased $12.6 million to $27.7 million, an increase of 83.8%. This compares to an increase of $1.5 million to $15.1 million or 10.5% in 2007. The increase resulted from downgrades of several commercial customers in 2008 from relatively low levels in 2007. Nonperforming and restructured loans as a percentage of total loans was 0.86% at year-end 2008, compared to 0.54% at year-end 2007 and 0.51% at year-end 2006.

Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Nonaccrual loans increased $9.8 million to $21.4 million, an increase of 84.6%, in 2008, compared to an increase of $2.2 million or 23.4% in 2007. Total interest income which was not accrued on nonaccrual loans outstanding at year end was approximately $1.4 million in 2008 and $564,000 in 2007. Only a small amount of this interest is expected to be ultimately collected.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although in a weakening economy, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for loan losses. At year-end 2008, the allowance for loan losses as a percentage of nonperforming and restructured loans was 144.5%, compared to 215.6% at the end of 2007 and 231.4% at the end of 2006.

At year end 2008, other real estate owned and repossessed assets increased to $4.0 million from $1.6 million in 2007. Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair market values based upon appraisals, less estimated costs to sell. Writedowns arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for loan losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in value of property subsequent to its classification as other real estate owned are charged to operating expense.

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2008	2007	2006	2005	2004
		(Dollars in thousands)
Past due over 90 days and still accruing	$1,346	$823	$1,884	$1,455	$3,149
Nonaccrual	21,359	11,568	9,371	7,344	8,688
Restructured	1,022	1,121	715	581	362

Total nonperforming and restructured loans	23,727	13,512	11,970	9,380	12,199
Other real estate owned and repossessed assets	3,997	1,568	1,675	2,262	2,513

Total nonperforming and restructured assets	$27,724	$15,080	$13,645	$11,642	$14,712

Nonperforming and restructured loans to total loans	0.86%	0.54%	0.51%	0.40%	0.58%

Nonperforming and restructured assets to total assets	0.72%	0.40%	0.40%	0.36%	0.48%

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. BancFirst had approximately $66.8 million and $35.0 million of these loans at December 31, 2008 and 2007, respectively, which were not included in nonperforming and restructured assets. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Allowance for Loan Losses

The allowance for loan losses reflects management’s estimate of loss incurred in the Company’s loan portfolio through the balance sheet date. The allowance and its adequacy is determined through consideration of many factors, including past loan loss experience, current evaluations of known impaired loans, levels of adversely classified loans, general economic conditions and other environmental factors. The process of evaluating the adequacy of the allowance for loan losses necessarily involves the exercise of judgment and consideration of numerous subjective factors existing at year end. Accordingly, there can be no assurance that the estimate of incurred losses will not change as economic and environmental factors change from that date. Furthermore, in the future, additional loan loss provisions will be required for future losses as they occur. In 2008, the Company’s allowance for loan losses represented 1.24% of total loans, compared to 1.17% for 2007 and 1.19% for 2006. As loan quality changes with economic and credit cycles, it would be reasonable to expect the Company’s net charge-offs and loan loss provisions to return to more historically normal or higher levels. In 2008, the Company’s loan portfolio began to experience some isolated credit issues with several customers due primarily to a decline in collateral values and to a lesser extent, nonperformance. These credit issues along with loan growth and charge-offs caused an increase in the level of the loan loss provision. If deterioration in the national economy and the credit markets continues, it would be reasonable to expect that required loan loss reserves would increase in future periods.

Notwithstanding the foregoing, the Company’s recent net charge-off experience continued to remain relatively low. In 2008, the Company recognized $5.51 million of net charge-offs, which represented 0.21% of average loans, compared to $1.90 million, or 0.08% for 2007, and $2.12 million, or 0.09% for 2006.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$29,127	$27,700	$27,517	$25,746	$26,148

Charge-offs:
Commercial	(1,901)	(455)	(1,383)	(1,249)	(1,729)
Real estate	(3,326)	(1,304)	(778)	(1,045)	(943)
Consumer	(897)	(888)	(1,226)	(1,425)	(1,422)
Other	(151)	(36)	(94)	(125)	(85)

Total charge-offs	(6,275)	(2,683)	(3,481)	(3,844)	(4,179)

Recoveries:
Commercial	187	200	277	201	406
Real estate	118	203	686	101	196
Consumer	221	312	342	345	438
Other	236	66	59	60	38

Total recoveries	762	781	1,364	707	1,078

Net charge-offs	(5,513)	(1,902)	(2,117)	(3,137)	(3,101)
Provision charged to operations	10,676	3,329	1,790	4,607	2,699
Additions from acquisitions	—	—	510	301	—

Balance at end of period	$34,290	$29,127	$27,700	$27,517	$25,746

Average loans	$2,612,553	$2,364,618	$2,321,459	$2,210,737	$1,981,918

Total loans	$2,757,854	$2,487,099	$2,325,548	$2,317,426	$2,093,515

Net charge-offs to average loans	0.21%	0.08%	0.09%	0.14%	0.16%

Allowance to total loans	1.24%	1.17%	1.19%	1.19%	1.23%

Allocation of the allowance by category of loans:
Commercial, financial and other	$9,520	$8,453	$7,364	$7,738	$6,541
Real estate—construction	3,231	3,261	2,939	2,726	1,735
Real estate—mortgage	17,421	14,269	14,121	13,597	14,139
Consumer	4,118	3,144	3,276	3,456	3,331

Total	$34,290	$29,127	$27,700	$27,517	$25,746

Percentage of loans in each category to total loans:
Commercial, financial and other	27.76%	29.02%	26.58%	28.10%	25.10%
Real estate—construction	9.42	11.20	10.61	9.32	7.28
Real estate—mortgage	50.81	48.99	50.98	50.65	54.55
Consumer	12.01	10.79	11.83	11.93	13.07

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $43.3 million and $24.4 million at December 31, 2008, respectively. The value of these intangible assets and goodwill was not considered to be impaired. Other assets include $44.5 million of cash surrender value life insurance from life insurance companies with satisfactory credit ratings.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions, and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can, to a limited extent, affect its level of deposits. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. In addition to deposits, short-term borrowings, comprised primarily of federal funds purchased and repurchase agreements, provide additional funding sources. The Company does not utilize brokered CDs and currently does not have any long-term borrowings. The Company could also utilize the sale of loans, securities, and liquidation of other assets as sources of liquidity and funding.

Total deposits increased $89 million to $3.4 billion, an increase of 2.7%, in 2008, and $314 million, or 10.6%, in 2007. The increases in 2008 and 2007 were due strictly to internal growth. Demand deposits as a percentage of total deposits averaged 28.8% in 2008 and 28.2% in 2007. The Company’s core deposits provide it with a stable, low-cost funding source. Core deposits averaged 89.7% and 90.4% of total deposits in 2008 and 2007, respectively.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2008	2007	2006	2005	2004
		(Dollars in thousands)
Average Balances
Demand deposits	$955,847	$877,474	$874,013	$831,202	$765,011
Interest-bearing transaction Deposits	423,773	398,786	428,620	379,084	432,116
Savings deposits	1,100,184	1,048,935	884,714	788,587	746,864
Time deposits under $100	492,651	486,089	499,293	461,761	497,773

Total core deposits	2,972,455	2,811,284	2,686,640	2,460,634	2,441,764
Time deposits of $100 or more	342,061	298,316	255,959	221,169	219,517

Total deposits	$3,314,516	$3,109,600	$2,942,599	$2,681,803	$2,661,281

	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Percentages of Total Average Deposits And Average Rates Paid
Demand deposits	28.84%		28.22%		29.70%		31.00%		28.75%
Interest-bearing transaction Deposits	12.79	0.50%	12.83	0.75%	14.57	0.81%	14.13	0.65%	16.24	0.29%
Savings deposits	33.19	2.21	33.73	3.81	30.06	3.43	29.40	1.82	28.06	1.11
Time deposits under $100	14.86	3.52	15.63	4.47	16.97	3.85	17.22	2.46	18.70	1.70

Total core deposits	89.68		90.41		91.30		91.75		91.75
Time deposits of $100 or more	10.32	3.67	9.59	4.71	8.70	4.13	8.25	2.78	8.25	2.06

Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%

Average rate paid on interest-bearing deposits		2.39%		3.52%		3.07%		1.68%		1.19%

The Company has not utilized brokered deposits. At December 31, 2008, 88.8% of its time deposits of $100,000 or more mature in one year or less.

MATURITY OF CERTIFICATES OF DEPOSIT

December 31, 2008

(In thousands)
$100,000 or More
Three months or less	$126,196
Over three months through six months	68,281
Over six months through twelve months	107,424
Over twelve months	38,014

Total	$339,915

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $12.9 million at December 31, 2008, compared to $30.4 million at December 31, 2007.

The Bank is a member of the Federal Home Loan Bank of Topeka, Kansas (the “FHLB”) and borrows, on a limited basis, from the FHLB. These borrowings are principally used to match-fund longer-term, fixed-rate loans, and are collateralized by a pledge of residential first mortgages and certain securities. The Bank had no long-term borrowings at December 31, 2008 compared to $606,000 at December 31, 2007.

Historically, the Bank is more liquid than its peers. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2009, the Bank had approximately $48.9 million of equity available for payments to BancFirst Corporation without regulatory approval. During 2008, the Bank declared four common stock dividends totaling $13.1 million and two preferred stock dividends totaling $1.9 million.

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations by payment due period as of December 31, 2008.

CONTRACTUAL OBLIGATIONS

December 31, 2008

	Payment Due By Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Indeterminate Maturity	Totals
			(Dollars in Thousands)
Long-term borrowings	$—	$—	$—	$—	$—	$—
Junior subordinated debentures (1)	1,872	3,744	3,744	62,546	—	71,906
Operating lease payments	726	841	244	662	—	2,473
Certificates of deposit	726,369	88,577	21,709	36	—	836,691

Total	$728,967	$93,162	$25,697	$63,244	$—	$911,070

(1)	Includes principal and interest.

Capital Resources

Stockholders’ equity totaled $414 million at year-end 2008, compared to $372 million at year-end 2007 and $348 million at year-end 2006. Stockholders’ equity has continued to increase due to net earnings retained, stock option exercises, and unrealized gains on securities offset by, common stock repurchases, dividends and unrealized losses on securities. The Company’s average equity capital ratio for 2008 was 10.35%, compared to 10.18% for 2007 and 9.68% for 2006. At December 31, 2008, the Company’s leverage ratio was 10.02%, its Tier 1 capital ratio was 12.61%, and its total risk-based capital ratio was 13.78%, compared to minimum requirements of 3%, 4% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August of 2002, and September of 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2008 there were 560,000 shares remaining that could be repurchased under the SRP.

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

In January 2004, BancFirst Corporation established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of BFC II. In February 2004, BFC II issued $25 million of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional

$1 million in Trust Preferred Securities through the execution of an over-allotment option. The proceeds from the sale of the Trust Preferred Securities and the common securities of BFC II were invested in $26.8 million of 7.20% Junior Subordinated Debentures of BancFirst Corporation. Interest payments on the 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Trust Preferred Securities represent an undivided interest in the 7.20% Junior Subordinated Debentures and are guaranteed by BancFirst Corporation. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock. In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Trust Preferred Securities are callable at par, in whole or in part, after March 31, 2009. Given the current interest rate environment and the relatively inactive secondary markets, it is unlikely that the call provision will be exercised in the near future.

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2009.

In September 2007, the Company completed a modified Dutch Auction self-tender offer and purchased 539,453 shares of its common stock for the maximum offering price of $45.00 per share. Cash on hand was used to pay for the purchase of the stock.

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

As of December 31, 2008, the model simulations projected that a 100 and 200 basis point increase would result in positive variances in net interest income of 1.91% and 3.74%, respectively, relative to the base case, over the next 12 months. Conversely, the model simulation projected that 100 and 200 basis point decreases in interest rates would result in negative variances in net interest income of 8.05% and 12.31%, respectively, relative to the base case, over the next 12 months.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2008.

MARKET RISK

December 31, 2008

	Avg Rate	Expected Maturity / Principal Repayments at December 31,						Balance	Fair Value
		2009	2010	2011	2012	2013	Thereafter
	(Dollars in thousands)
Interest Sensitive Assets
Loans	6.59%	$1,743,064	$405,662	$307,954	$114,008	$122,681	$64,486	$2,757,855	$2,788,618
Securities	3.79	117,874	47,399	105,406	113,715	28,124	43,049	455,567	456,075
Federal funds sold and interest bearing deposits	2.03	327,874	—	—	—	—	—	327,874	327,218
Interest Sensitive Liabilities
Savings and transaction deposits	1.78	2,540,917	—	—	—	—	—	2,540,917	2,559,937
Time deposits	3.50	726,369	75,391	13,186	10,508	11,201	36	836,691	841,931
Short-term borrowings	2.14	12,884	—	—	—	—	—	12,884	12,886
Long-term borrowings	4.12	—	—	—	—	—	—	—	—
Junior subordinated debentures	7.33	—	—	—	—	—	26,804	26,804	26,804
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	1,187
Letters of credit		—	—	—	—	—	—	—	437

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

Allowance for Loan Losses

The allowance for loan losses is management’s estimate of the probable losses incurred in the Company’s loan portfolio through the balance sheet date.

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

The amount of the allowance for loan losses is first estimated by each business unit’s management based on their evaluation of their unit’s portfolio. This evaluation involves identifying impaired and adversely classified loans. Specific allowances for losses are determined for impaired loans based on either the loans’ estimated discounted cash flows or the fair value of the collateral. Allowances for adversely classified loans are estimated using historical loss percentages for each type of loan adjusted for various economic and environmental factors related to the underlying loans. An allowance is also estimated for non-adversely classified loans using a historical loss percentage based on losses arising specifically from non-adversely classified loans, adjusted for various economic and environmental factors related to the underlying loans. Each month the Company’s Senior Loan Committee reviews each business unit’s allowance, and the aggregate allowance for the Company and, on a quarterly basis, adjusts and approves the adequacy of the allowance. The Senior Loan Committee also periodically evaluates and establishes the loss percentages used in the estimates of the allowance based on historical loss data, and giving consideration to their assessment of current economic and environmental conditions. To facilitate the Senior Loan Committee’s evaluation, the Company’s Asset Quality Department performs periodic reviews of each of the Company’s business units and reports on the adequacy of management’s identification of impaired and adversely classified loans, and their adherence to the Company’s loan policies and procedures.

The process of evaluating the adequacy of the allowance for loan losses necessarily involves the exercise of judgment and consideration of numerous subjective factors and, accordingly, there can be no assurance that the estimate of incurred losses will not change in light of future developments and economic conditions. Different assumptions and conditions could result in a materially different amount for the allowance for loan losses.

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of the core deposits. Goodwill is not amortized, but customer relationship intangibles are amortized on a straight-line basis of eighteen years. Annually in the fourth quarter intangible assets are reviewed for reassessment of useful lives and goodwill is evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the income statement.

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

The evaluation of intangible assets and goodwill for the year ended December 31, 2008 resulted in no material impairments.

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

Segment Information

See note (22) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s operating business segments.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2008.

Grant Thornton LLP, the independent registered public accounting firm that audited the 2008 consolidated financial statements of the Company included in this annual report, has issued, included in this report, an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

BancFirst Corporation

Oklahoma City, Oklahoma

March 16, 2009

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
Executive Vice President and
Chief Risk Officer
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

BancFirst Corporation Board of Directors and Shareholders

We have audited internal control over financial reporting of BancFirst Corporation and Subsidiaries (collectively, the Company) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancFirst Corporation and Subsidiaries, as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 16, 2009

Report of Independent Registered Public Accounting Firm

BancFirst Corporation Board of Directors and Shareholders

We have audited the accompanying consolidated balance sheets of BancFirst Corporation and Subsidiaries (collectively, the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancFirst Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Standards No. 123 (revised 2004), Share-Based Payment, on a modified prospective basis, as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 16, 2009

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Cash and due from banks	$126,227	$194,103
Interest-bearing deposits with banks	326,874	2,387
Federal funds sold	1,000	399,000
Securities (market value: $456,075 and $467,921, respectively)	455,568	467,719
Loans:
Total loans (net of unearned interest)	2,757,854	2,487,099
Allowance for loan losses	(34,290)	(29,127)

Loans, net	2,723,564	2,457,972
Premises and equipment, net	91,411	88,110
Other real estate owned, net	3,782	1,300
Intangible assets, net	7,508	8,099
Goodwill	34,327	34,327
Accrued interest receivable	24,398	26,093
Other assets	72,545	63,896

Total assets	$3,867,204	$3,743,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,025,749	$966,214
Interest-bearing	2,351,859	2,322,290

Total deposits	3,377,608	3,288,504
Short-term borrowings	12,884	30,400
Accrued interest payable	5,827	7,831
Other liabilities	30,290	16,899
Long-term borrowings	—	606
Junior subordinated debentures	26,804	26,804

Total liabilities	3,453,413	3,371,044

Commitments and contingent liabilities (footnote 19)
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par; 20,000,000 shares authorized; shares issued and outstanding: 15,281,141 and 15,217,230, respectively	15,281	15,217
Capital surplus	67,975	63,917
Retained earnings	315,858	285,879
Accumulated other comprehensive income, net of income tax of $(7,903) and $(3,742), respectively	14,677	6,949

Total stockholders’ equity	413,791	371,962

Total liabilities and stockholders’ equity	$3,867,204	$3,743,006

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
INTEREST INCOME
Loans, including fees	$172,234	$189,786	$179,942
Securities:
Taxable	16,387	18,397	17,345
Tax-exempt	1,439	1,398	1,533
Federal funds sold	7,315	21,047	13,952
Interest-bearing deposits with banks	549	121	453

Total interest income	197,924	230,749	213,225

INTEREST EXPENSE
Deposits	56,384	78,606	63,167
Short-term borrowings	458	1,667	1,798
Long-term borrowings	9	50	160
Junior subordinated debentures	1,966	2,140	4,412

Total interest expense	58,817	82,463	69,537

Net interest income	139,107	148,286	143,688
Provision for loan losses	10,676	3,329	1,790

Net interest income after provision for loan losses	128,431	144,957	141,898

NONINTEREST INCOME
Trust revenue	5,972	6,077	5,765
Service charges on deposits	33,060	29,395	28,200
Securities transactions	6,938	8,337	526
Income from sales of loans	2,127	2,397	2,259
Insurance commissions and premiums	6,913	6,434	6,457
Insurance recovery	—	3,139	—
Cash management	10,796	9,296	7,790
Gain on sale of other assets	2,971	31	605
Other	5,608	6,032	6,822

Total noninterest income	74,385	71,138	58,424

NONINTEREST EXPENSE
Salaries and employee benefits	79,886	76,814	70,336
Occupancy and fixed assets expense, net	8,956	8,357	8,245
Depreciation	7,647	7,568	6,850
Amortization of intangible assets	902	968	981
Data processing services	3,297	2,783	2,736
Net expense from other real estate owned	179	128	52
Marketing and business promotion	6,271	7,606	6,544
Loss on early extinguishment of debt	—	1,894	—
Other	27,868	28,328	28,813

Total noninterest expense	135,006	134,446	124,557

Income before taxes	67,810	81,649	75,765
Income tax expense	23,452	28,556	26,413

Net income	44,358	53,093	49,352
Other comprehensive income, net of tax of $4,161, $3,688 and $1,652, respectively Unrealized gains on securities	4,952	7,536	5,248
Reclassification adjustment for losses/(gains) included in net income	2,776	(687)	(2,180)

Comprehensive income	$52,086	$59,942	$52,420

NET INCOME PER COMMON SHARE
Basic	$2.91	$3.41	$3.14

Diluted	$2.85	$3.33	$3.07

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	15,217,230	$15,217	15,764,310	$15,764	15,637,170	$15,637
Shares issued	103,911	104	45,373	45	127,140	127
Shares acquired and canceled	(40,000)	(40)	(592,453)	(592)	—	—

Issued at end of period	15,281,141	$15,281	15,217,230	$15,217	15,764,310	$15,764

CAPITAL SURPLUS
Balance at beginning of period		$63,917		$61,418		$57,264
Common stock issued		4,058		2,499		4,154

Balance at end of period		$67,975		$63,917		$61,418

RETAINED EARNINGS
Balance at beginning of period		$285,879		$271,073		$232,416
Net income		44,358		53,093		49,352
Dividends on common stock ($0.76, $0.68 and $0.60 per share, respectively)		(12,785)		(11,747)		(10,695)
Common stock acquired and canceled		(1,594)		(26,540)		—

Balance at end of period		$315,858		$285,879		$271,073

ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
Unrealized gains (losses) on securities:
Balance at beginning of period		$6,949		$100		$(2,968)
Net change		7,728		6,849		3,068

Balance at end of period		$14,677		$6,949		$100

Total stockholders’ equity		$413,791		$371,962		$348,355

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,358	$53,093	$49,352
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	10,676	3,329	1,790
Depreciation and amortization	8,549	8,536	7,831
Net amortization of securities premiums and discounts	1,888	261	558
Realized securities gains	(6,938)	(8,337)	(526)
Gain on sales of loans	(2,127)	(2,043)	(2,259)
Cash receipts from the sale of loans originated for sale	122,910	124,976	120,192
Cash disbursements for loans originated for sale	(118,460)	(122,134)	(123,320)
Deferred income tax provision	(825)	504	(1,137)
Amortization of tax basis difference	—	2,831	2,946
(Gains)/losses on other real estate owned	(3,020)	119	166
(Increase) decrease in interest receivable	1,695	(413)	(4,335)
Increase (decrease) in interest payable	(2,004)	(156)	2,522
Loss on early extinguishment of debt	—	1,894	—
Amortization of stock based compensation arrangements	(1,192)	(1,240)	(957)
Other, net	3,801	546	(8,747)

Net cash provided by operating activities	59,311	61,766	44,076

INVESTING ACTIVITIES
Net cash and due from banks provided (used) for acquisitions and dispositions	(311)	(3,991)	616
Purchases of securities:
Held for investment	(14,035)	(6,027)	(12,387)
Available for sale	(233,774)	(121,693)	(124,129)
Maturities of securities:
Held for investment	4,786	6,420	14,860
Available for sale	182,611	94,514	144,022
Proceeds from sales and calls of securities:
Held for investment	47	708	2,585
Available for sale	89,455	9,879	2,858
Net (increase) decrease in federal funds sold	398,000	(64,000)	(248,950)
Purchases of loans	(60,328)	(3,289)	(26,813)
Proceeds from sales of loans	43,447	53,718	73,961
Net other increase in loans	(267,213)	(218,681)	(55,347)
Purchase of life insurance	—	(15,000)	—
Purchases of premises and equipment	(13,368)	(14,850)	(22,422)
Proceeds from the sale of other real estate owned and repossessed assets	7,258	4,673	10,864
Other, net	—	—	124

Net cash provided/(used) for investing activities	136,575	(277,619)	(240,158)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	56,072	269,249	83,787
Net increase in certificates of deposits	33,032	44,951	85,999
Net increase (decrease) in short-term borrowings	(17,517)	7,148	(13,924)
Paydown on long-term borrowings	(606)	(733)	(2,779)
Prepayment of junior subordinated debentures	—	(26,894)	—
Issuance of common stock	4,162	2,544	4,281
Acquisition of common stock	(1,634)	(27,132)	—
Cash dividends paid	(12,785)	(11,747)	(10,695)

Net cash provided by financing activities	60,724	257,386	146,669

Net increase (decrease) in cash, due from banks and interest bearing deposits	256,611	41,533	(49,413)
Cash, due from banks and interest bearing deposits at the beginning of the period	196,490	154,957	204,370

Cash, due from banks and interest bearing deposits at the end of the period	$453,101	$196,490	$154,957

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest	$60,822	$82,620	$67,015

Cash paid during the year for income taxes	$24,357	$27,047	$22,052

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Century Life Assurance Company, Council Oak Partners, LLC, Wilcox Jones & McGrath, Inc., and BancFirst (a state chartered bank) and its subsidiaries (the “Bank”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, BancFirst Agency, Inc., Lenders Collection Corporation, BancFirst Community Development Corporation, Council Oak Real Estate, Inc. and PremierSource LLC. PremierSource LLC was sold in August 2006 and Century Life Assurance Company was sold effective October 2006. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

Securities

The Company does not engage in securities trading activities. Any sales of securities are for the purpose of executing the Company’s asset/liability management strategy, eliminating a perceived credit risk in a specific security, or providing liquidity. Securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated market value. Securities with limited marketability, such as Federal Home Loan Bank stock, are carried at cost and are classified as available for sale. Unrealized gains or losses on securities available for sale are reported as a component of stockholders’ equity, net of income tax. Gains or losses from sales of securities are based upon the book values of the specific securities sold. Securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method. The Company reviews its portfolio of securities for impairment at least quarterly. Impairment is considered to be other-than-temporary if it is likely that all amounts contractually due will not be received for debt securities and when there is no positive evidence indicating that an investment’s carrying amount is recoverable in the near term for equity securities. When impairment is considered other-than-temporary, the cost basis of the security is written down to fair value, with the impairment charge included in earnings. In evaluating whether the impairment is temporary or other-than-temporary, the Company considers, among other things, the time period the security has been in an unrealized loss position, and whether the Company has the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans Held For Sale

The Company originates mortgage loans to be sold in the secondary market. At the time of origination, the acquiring bank has already been determined and the terms of the loan, including the interest rate, have already been set by the acquiring bank allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination and gains or losses are recognized upon the sale of the loans are determined on a specific identification basis.

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable credit losses related to specifically identified loans and for losses inherent in the portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The amount of the allowance for loan losses is based on past loan loss experience, evaluations of known impaired loans, levels of adversely classified loans, general economic conditions and other environmental factors. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of the core deposits. Goodwill is not amortized, but is evaluated annually for impairment. Customer relationship intangibles are amortized on a straight-line basis over eighteen years. All intangible assets are reviewed in the fourth quarter for reassessment of useful lives. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the income statement.

Derivatives

The Company recognizes all of its derivative instruments as assets or liabilities in the balance sheet at fair value and recognizes the realized and unrealized change in fair value in the statements of income.

Share-Based Compensation

The Company adopted the provisions of FAS No. 123, “Share-Based Payment (Revised 2004),” (“FAS 123R”) on January 1, 2006. FAS 123R requires that share-based compensation be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recent Accounting Pronouncements

In May 2008, the FASB issued FAS No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles” identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by FAS 162 was effective for the Company on November 15, 2008 and did not have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued FAS No. 161 (“FAS 161”), “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” which amends and expands the disclosure requirements of FAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for the Company on January 1, 2009 and is not expected to materially change the disclosure or have a significant impact on the Company’s financial statements.

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

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see Note 20—Fair Value Measurements). The Company adopted the provisions of FAS 157 on January 1, 2008 for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of FAS 157 for non-financial assets and non-financial liabilities until January 1, 2009. The provisions of SFAS 157-2 are not expected to have a significant impact on the Company’s financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued FAS No. 159 (“FAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permit an entity to choose to measure eligible financial instruments and other items at fair value, also became effective on January 1, 2008. The Company did not make any fair value elections under FAS 159 as of December 31, 2008.

(2) RECENT TRANSACTIONS, INCLUDING MERGERS & ACQUISITIONS

On November 18, 2008 the Company announced it will not accept funds from the U.S. Treasury’s Capital Purchase Program due to current capital levels that exceed well-capitalized guidelines and the potential for additional governmental regulation related to the program. The Company did not elect to participate in the Debt Guarantee Program for newly issued senior unsecured debt. The Company did elect to participate in the Transaction Account Guarantee Program for extended coverage on non-interest bearing transaction deposit accounts.

In April 2008, the Company completed an $80 million sale of securities resulting in a securities pre-tax gain of $6.1 million. The transactions resulted in the sale of $80 million of US Treasury securities and the purchase of Government Sponsored Enterprises (GSE) senior debt securities of similar amounts and maturities. The after-tax impact of these transactions, net of the interest income differential, was approximately $3.3 million for the year.

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

During the first quarter of 2007 the Company entered into an agreement to acquire Armor Assurance Company (“Armor”), an insurance agency in Muskogee, Oklahoma for cash of approximately $3.3 million and a $372,000 note payable in three equal annual installments. The transaction was consummated in April 2007 and the note was prepaid and retired in 2008. Armor had total assets of approximately $364,000. As a result of the acquisition, Armor was merged with the Company’s existing property and casualty agency, Wilcox & Jones, to form Wilcox, Jones & McGrath, Inc. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company for 2007 or 2008.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) CASH, DUE FROM BANKS, INTEREST BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. It also sells federal funds to certain of these institutions on an overnight basis. At December 31, 2008 and 2007 the Company had no significant concentrations of credit risk. At December 31, 2008 the Company maintained excess funds with the Federal Reserve Bank.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or cash on deposit with the Federal Reserve Bank. The average amount of reserves maintained for each of the years ended December 31, 2008 and 2007 was approximately $35.6 million and $24.6 million, respectively.

(4) SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	December 31,
	2008	2007
	(dollars in thousands)
Held for investment at cost (market value: $34,975 and $25,472, respectively)	$34,468	$25,270
Available for sale, at market value	421,100	442,449

Total	$455,568	$467,719

The following table summarizes the amortized cost and estimated market values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
December 31, 2008
U.S. Treasury and other federal agencies	$1,855	$39	$(6)	$1,888
States and political subdivisions	32,613	530	(56)	33,087

Total	$34,468	$569	$(62)	$34,975

December 31, 2007
U.S. Treasury and other federal agencies	$2,393	$65	$(4)	$2,454
States and political subdivisions	22,877	183	(42)	23,018

Total	$25,270	$248	$(46)	$25,472

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amortized cost and estimated market values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
December 31, 2008
U.S. federal agencies (1)	$346,239	$18,736	$—	$364,975
Mortgage backed securities	7,561	145	(14)	7,692
States and political subdivisions	11,519	203	—	11,722
Other securities (2)	33,201	3,510	—	36,711

Total	$398,520	$22,594	$(14)	$421,100

December 31, 2007
U.S. Treasuries	$79,913	$3,629	$—	$83,542
U.S. federal agencies (1)	315,341	4,602	(636)	319,307
Mortgage backed securities	10,359	73	(51)	10,381
States and political subdivisions	15,156	93	(12)	15,237
Other securities (2)	10,989	3,015	(22)	13,982

Total	$431,758	$11,412	$(721)	$442,449

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. Agencies.
(2)	Primarily consists of government guaranteed corporate bonds, FHLB stock and equity securities.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The maturities of securities held for investment and available for sale are summarized in the following table. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average estimated maturities of the underlying collateral.

	December 31,
	2008		2007
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$6,907	$6,958	$4,433	$4,436
After one year but within five years	22,333	22,795	14,788	14,932
After five years but within ten years	3,161	3,155	3,016	3,030
After ten years	2,067	2,067	3,033	3,074

Total	$34,468	$34,975	$25,270	$25,472

Available for Sale
Contractual maturity of debt securities:
Within one year	$108,213	$109,489	$170,701	$170,111
After one year but within five years	251,794	267,516	201,081	207,534
After five years but within ten years	22,609	24,957	43,713	45,549
After ten years	2,758	2,793	5,274	5,273

Total debt securities	385,374	404,755	420,769	428,467
Equity securities	13,146	16,345	10,989	13,982

Total	$398,520	$421,100	$431,758	$442,449

The following is a detail of proceeds from sales, realized securities gains and losses, and impairments on available for sale securities:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Proceeds	$89,455	$9,879	$2,858
Gross gains realized	6,938	8,686	526
Gross losses realized	—	349	—
Impairments	—	—	—

Securities having book values of $375.65 million and $381.66 million at December 31, 2008 and 2007, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of 105 and 137 securities had unrealized losses at December 31, 2008 and 2007 respectively. These securities, with unrealized losses, segregated by the duration of the unrealized loss, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
December 31, 2008
Held for Investment
U.S. federal agencies	$720	$5	$141	$1	$861	$6
States and political subdivisions	1,309	56	—	—	1,309	56

Total	$2,029	$61	$141	$1	$2,170	$62

Available for Sale
U.S. federal agencies	$1,362	$14	$296	$—	$1,658	$14
States and political subdivisions	—	—	—	—	—	—

Total	$1,362	$14	$296	$—	$1,658	$14

December 31, 2007
Held for Investment
U.S. federal agencies	$230	$—	$614	$4	$844	$4
States and political subdivisions	425	3	5,208	39	5,633	42

Total	$655	$3	$5,822	$43	$6,477	$46

Available for Sale
U.S. federal agencies	$21,985	$51	$134,943	$636	$156,928	$687
States and political subdivisions	371	—	2,230	34	2,601	34

Total	$22,356	$51	$137,173	$670	$159,529	$721

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2008 and 2007, the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, management believes the impairments detailed in the table above are temporary and no material impairment loss has been realized in the Company’s consolidated income statement.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and industrial	$513,647	18.63%	$493,860	19.86%
Oil & gas production & equipment	84,770	3.07	92,759	3.73
Agriculture	86,752	3.15	87,035	3.50
State and political subdivisions:
Taxable	5,595	0.20	5,972	0.24
Tax-exempt	8,292	0.30	8,937	0.36
Real Estate:
Construction	246,269	8.93	222,820	8.96
Farmland	92,050	3.34	95,137	3.82
One to four family residences	543,183	19.70	513,969	20.67
Multifamily residential properties	45,250	1.64	20,248	0.81
Commercial	768,562	27.87	653,066	26.26
Consumer	335,938	12.18	270,735	10.89
Other	27,546	0.99	22,561	0.90

Total loans	$2,757,854	100.00%	$2,487,099	100.00%

Loans held for sale (included above)	$5,136		$8,320

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

Changes in the allowance for loan losses are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Balance at beginning of period	$29,127	$27,700	$27,517

Charge-offs	(6,275)	(2,683)	(3,481)
Recoveries	762	781	1,364

Net charge-offs	(5,513)	(1,902)	(2,117)

Provisions charged to operations	10,676	3,329	1,790
Additions from acquisitions	—	—	510

Total additions	10,676	3,329	2,300

Balance at end of period	$34,290	$29,127	$27,700

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of amounts included in the allowance for loan losses for impaired loans and the recorded balance of the related loans. The average recorded investment in all impaired loans was $173,000 in 2008, $74,000 in 2007, and $40,000 in 2006. No material amounts of interest income were collected on impaired loans for 2008, 2007 or 2006.

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Allowance for loss on impaired loans	$1,599	$1,740	$1,226
Recorded balance of impaired loans	11,400	6,348	5,512

Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Nonaccrual loans totaled $21.4 million at December 31, 2008 and $11.6 million at December 31, 2007. Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $1.4 million in 2008, $564,000 in 2007, and $443,000 in 2006. Accruing loans past due more than 90 days totaled $1.3 million at December 31, 2008 and $823,000 at December 31, 2007. Restructured loans outstanding totaled $1.0 million at December 31, 2008 and $1.1 million at December 31, 2007.

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
(dollars in thousands)
2006	$7,715	$9,485	$(8,764)	$8,436
2007 (1)	$8,436	$23,127	$(15,755)	$15,808
2008	$15,808	$50,282	$(44,172)	$21,918

(1)	Additions include approximately $6,905 of loans related to new director elected November 2007.

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $5.5 million, $4.0 million and $3.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment by classification:

	Estimated Useful Lives	December 31,
		2008	2007
		(dollars in thousands)
Land		$21,640	$21,012
Buildings	10 to 40 years	94,130	89,902
Furniture, fixtures and equipment	3 to 15 years	55,487	52,522
Accumulated depreciation		(79,846)	(75,326)

Total		$91,411	$88,110

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	December 31,
	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Core deposit intangibles	$6,722	$(2,886)	$6,722	$(2,213)
Customer relationship intangibles	4,392	(720)	4,081	(491)

Total	$11,114	$(3,606)	$10,803	$(2,704)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization
Year ended December 31:
2008	$902
2007	968
2006	981

Estimated Amortization
Year ending December 31:
2009	$916
2010	916
2011	916
2012	904
2013	762

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Consolidated
	(dollars in thousands)
Year Ended:
December 31, 2008
Balance at beginning of period	$6,150	$23,295	$4,258	$624	$34,327
Acquisitions	—	—	—	—	—
Adjustments	—	—	—	—	—

Balance at end of period	$6,150	$23,295	$4,258	$624	$34,327

Year Ended:
December 31, 2007
Balance at beginning of period	$6,150	$23,253	$2,485	$624	$32,512
Acquisitions	—	—	1,773	—	1,773
Adjustments	—	42	—	—	42

Balance at end of period	$6,150	$23,295	$4,258	$624	$34,327

(8) TIME DEPOSITS

Certificates of deposit in denominations of $100,000 or more totaled $340 million and $302 million at December 31, 2008 and 2007, respectively. At December 31, 2008, the scheduled maturities of all certificates of deposit are as follows (dollars in thousands):

2009	$726,369
2010	75,391
2011	13,186
2012	10,508
2013	11,201
Thereafter	36

Total	$836,691

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2008	2007
	(dollars in thousands)
Federal funds purchased	$8,820	$22,245
Repurchase agreements	4,064	8,155

Total	$12,884	$30,400

Weighted average interest rate	2.14%	4.96%

End of period interest rate	0.59%	2.81%

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Federal funds purchased represents borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

(10) LONG-TERM BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages, are pledged as collateral for the borrowings under the line of credit. The Company paid off all FHLB borrowings during 2008. As of December 31, 2008, the Company had the ability to draw up to $115 million on this line of credit with none outstanding as of that date.

In April 2007, the Company issued a promissory note related to the acquisition of Armor totaling $372,000. The note was payable to the prior principal who remains in a management position with the agency. The terms of the note were three equal annual installments with the first installment of $124,000, plus interest, payable in April 2008. The note had a six month adjustable interest rate equal to the 180 day Treasury Bill rate. The note was prepaid and retired in April 2008.

Maturities of long-term borrowings as of December 31, 2008: None

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2004, BancFirst Corporation established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of BFC II. In February 2004, BFC II issued $25 million of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1 million in Trust Preferred Securities through the execution of an over-allotment option. The proceeds from the sale of the Trust Preferred Securities and the common securities of BFC II were invested in $26.8 million of 7.20% Junior Subordinated Debentures of BancFirst Corporation. Interest payments on the 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Trust Preferred Securities represent an undivided interest in the 7.20% Junior Subordinated Debentures and are guaranteed by BancFirst Corporation. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock. In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Trust Preferred Securities are callable at par, in whole or in part, after March 31, 2009.

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Current taxes:
Federal	$21,870	$25,172	$24,371
State	2,407	2,880	3,179
Deferred taxes	(825)	504	(1,137)

Total income taxes	$23,452	$28,556	$26,413

Income tax expense applicable to securities transactions approximated $2.7 million and $3.0 million for the years ended December 31, 2008 and 2007, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes is presented in the following table:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Tax expense at the federal statutory tax rate	$23,733	$28,578	$26,517
Increase (decrease) in tax expense from:
Tax-exempt income, net	(714)	(741)	(835)
State tax expense including amortization of basis difference, net of federal tax benefit	2,379	2,831	2,946
Federal tax credits	(1,741)	(1,930)	(1,309)
Other, net	(205)	(182)	(906)

Total tax expense	$23,452	$28,556	$26,413

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net deferred tax asset (liability) consisted of the following:

	December 31,
	2008	2007
	(dollars in thousands)
Provision for loan losses	$11,982	$10,036
Discount on securities of banks acquired	(15)	16
Write-downs of other real estate owned	68	100
Deferred compensation	821	760
Other	1,633	1,732

Gross deferred tax assets	14,489	12,644

Unrealized net gains on securities available for sale	(7,903)	(3,741)
Basis difference related to tax credits	(2,709)	(2,097)
Depreciation	(1,585)	(1,494)
Leveraged lease	(4,011)	(4,039)
Other	(2,227)	(1,779)

Gross deferred tax liabilities	(18,435)	(13,150)

Net deferred tax asset (liability)	$(3,946)	$(506)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2008 and 2007, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination. Currently the Company has no open examinations with either the Internal Revenue Service or any state agency.

(13) SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In May 2006, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,500,000 shares. At December 31, 2008, 92,160 shares were available for future grants. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of the grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2008 will become exercisable through the year 2015. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. In May 2006, the Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan 180,000 shares. At December 31, 2008, 25,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2008 will become exercisable through the year 2010. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Year Ended December 31, 2008
Outstanding at January 1, 2008	1,215,067	$26.75
Options granted	10,000	45.39
Options exercised	(112,614)	17.23
Options canceled, forfeited, or expired	(20,000)	38.46
Outstanding at December 31, 2008	1,092,453	27.80	8.97	$27,438

Exercisable at December 31, 2008	582,900	19.16	7.33	$19,679

Year Ended December 31, 2007
Outstanding at January 1, 2007	1,143,017	$24.45
Options granted	134,500	45.71
Options exercised	(43,650)	17.32
Options canceled, forfeited, or expired	(18,800)	44.65
Outstanding at December 31, 2007	1,215,067	26.75	9.66	$19,568

Exercisable at December 31, 2007	568,375	17.73	7.72	$14,280

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006
Weighted average grant-date fair value per share of options granted	$20.24	$17.50	$14.32
Total intrinsic value of options exercised	3,391	1,282	3,937
Cash received from options exercised	1,940	756	1,754
Tax benefit realized from options exercised	1,312	496	1,523

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

For the years ended December 31, 2008 and 2007, the Company recorded share-based employee compensation expense of approximately $1.2 million in each year.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company will continue to amortize the remaining fair value of these stock options of approximately $3.9 million over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	Year Ended December 31
	2008	2007	2006
Risk-free interest rate	2.89% to 4.12%	4.64% to 4.90%	4.46% to 4.95%
Dividend yield	1.50%	1.50 to 1.55%	2.00%
Stock price volatility	38.05% to 61.53%	25.85% to 35.46%	16.00% to 25.58%
Expected term	10Yrs	10Yrs	10Yrs

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

AmQuest Financial Corp. (“AmQuest”), which merged with the Company in 1998, had four stock option plans. These plans were assumed by the Company, but no new options have been issued under the plans. Three of the plans are qualified incentive stock option plans for employees (the “AmQuest Employees Stock Option Plans”). A total of 356,270 shares were authorized to be issued under the plans. These options became fully vested at the time of the merger and expired at various dates through November 2006. A summary of activity under the AmQuest Employees Stock Option Plans is as follows:

	Year Ended December 31,
	2008		2007		2006
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	—	$—	—	$—	1,584	$8.53
Options exercised	—	—	—	—	—	—
Options canceled, forfeited or expired	—	—	—	—	(1,584)	8.53

Outstanding at end of year	—	$—	—	$—	—	$—

AmQuest’s other stock option plan was for non-employee directors (the “AmQuest Directors’ Stock Option Plan”). The AmQuest Directors Stock Option Plan was authorized to issue up to 237,510 shares and the options were fully exercisable when granted. These options expired at various dates through May 2007. A summary of activity under the AmQuest Directors Stock Option Plan is as follows:

	Year Ended December 31,
	2008		2007		2006
	Options	Avg. Price	Options	Avg. Price	Options	Avg. Price
Outstanding at beginning of year	—	$—	1,428	$10.42	2,856	$9.47
Options exercised	—	—	(952)	10.42	(952)	8.53
Options canceled, forfeited, or expired	—	—	(476)	10.42	(476)	8.53

Outstanding at end of year	—	$—	—	$—	1,428	$10.42

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31,
	2008	2007
Accumulated stock units	40,352	36,539
Average price	$31.39	$29.32

(14) RETIREMENT PLANS

In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the “401(k)/ESOP”) effective January 1, 1985. The 401(k)/ESOP covers all eligible employees, as defined in the plan, of the Company and its subsidiaries. The 401(k)/ESOP allows employees to defer up to the maximum legal limit of their compensation, of which the Company may match 50%, but not to exceed 3% of their compensation. In addition, the Company may make discretionary contributions to the 401(k)/ESOP, as determined by the Company’s Board of Directors. The aggregate amounts of contributions by the Company to the 401(k)/ESOP for the years ended December 31, 2008, 2007 and 2006, were approximately $3.3 million, $3.5 million and $3.4 million, respectively.

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

(c) Common stock: $1.00 par value; 20,000,000 shares authorized. At December 31, 2008 and 2007, there were 15,281,141 shares and 15,217,230 shares issued and outstanding, respectively.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August of 2002, and September of 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2008 there were 560,000 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Year Ended December 31,
	2008	2007
Number of shares repurchased	40,000	53,000
Average price of shares repurchased	$40.70	$46.47

BancFirst Corporation’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2009, approximately $48.9 million of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

During any deferral period or any event of default on the Junior Subordinated Debentures, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

Quantitative measures established by regulations to ensure capital adequacy require the Company and BancFirst to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 2008, that the Company and BancFirst met all capital adequacy requirements to which they are subject.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. The required capital amounts and the Company’s and BancFirst’s respective ratios are shown in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$418,710	13.78%	$243,083	8.00%	N/A	N/A
BancFirst	394,058	12.99%	242,732	8.00%	$303,415	10.00%

Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	383,255	12.61%	121,542	4.00%	N/A	N/A
BancFirst	358,603	11.82%	121,366	4.00%	182,049	6.00%

Tier I Capital
(to Total Assets)-
BancFirst Corporation	383,255	10.02%	116,016	3.00%	N/A	N/A
BancFirst	358,603	9.39%	115,532	3.00%	192,554	5.00%

As of December 31, 2007:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$378,755	13.40%	$225,945	8.00%	N/A	N/A
BancFirst	357,245	12.65%	225,792	8.00%	$282,275	10.00%

Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	348,564	12.33%	112,902	4.00%	N/A	N/A
BancFirst	327,054	11.58%	112,826	4.00%	169,309	6.00%

Tier I Capital
(to Total Assets)-
BancFirst Corporation	348,564	9.42%	110,834	3.00%	N/A	N/A
BancFirst	327,054	8.85%	110,661	3.00%	184,558	5.00%

As of December 31, 2008, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as well capitalized under the regulatory framework for prompt corrective action. To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2007, the Company completed a modified Dutch Auction self-tender offer and purchased 539,453 shares of its common stock for the maximum offering price of $45.00 per share. Cash on hand was used to pay for the purchase of the stock.

(16) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(dollars in thousands, except per share data)
Year Ended December 31, 2008
Basic
Income available to common stockholders	$44,358	15,218,835	$2.91

Effect of stock options	—	359,628

Diluted
Income available to common stockholders plus assumed exercises of stock options	$44,358	15,578,463	$2.85

Year Ended December 31, 2007
Basic
Income available to common stockholders	$53,093	15,574,521	$3.41

Effect of stock options	—	370,101

Diluted
Income available to common stockholders plus assumed exercises of stock options	$53,093	15,944,622	$3.33

Year Ended December 31, 2006
Basic
Income available to common stockholders	$49,352	15,713,306	$3.14

Effect of stock options	—	381,538

Diluted
Income available to common stockholders plus assumed exercises of stock options	$49,352	16,094,844	$3.07

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2008	244,415	$45.93
December 31, 2007	229,923	$45.51
December 31, 2006	10,789	$45.82

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2008	2007
	(dollars in thousands)
ASSETS
Cash	$16,847	$12,759
Securities	299	286
Investments in subsidiaries	421,503	383,439
Intangible assets	624	624
Dividends receivable	4,348	4,123
Other assets	545	1,057

Total assets	$444,166	$402,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$3,571	$3,522
Junior subordinated debentures	26,804	26,804
Stockholders’ equity	413,791	371,962

Total liabilities and stockholders’ equity	$444,166	$402,288

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$16,070	$35,442	$12,886
Interest:
Securities	—	—	68
Interest-bearing deposits	281	528	1,367
Other	—	6	709

Total operating income	16,351	35,976	15,030

OPERATING EXPENSE
Interest	1,966	2,088	4,380
Other	189	2,290	469

Total operating expense	2,155	4,378	4,849

Income before income taxes and equity in undistributed earnings of subsidiaries	14,196	31,598	10,181
Allocated income tax benefit	956	1,045	1,581

Income before equity in undistributed earnings of subsidiaries	15,152	32,643	11,762
Equity in undistributed earnings of subsidiaries	29,206	20,450	37,590

Net income	$44,358	$53,093	$49,352

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,358	$53,093	$49,352
Adjustments to reconcile to net cash provided by operating activities:
Gain on sale of assets	—	—	(640)
Prepayment expenses of junior subordinated debentures	—	1,894
Equity in undistributed earnings of subsidiaries	(29,206)	(20,450)	(37,590)
Other, net	(794)	(1,199)	(2,011)

Net cash provided by operating activities	14,358	33,338	9,111

INVESTING ACTIVITIES
Net cash used for acquisitions	—	(3,344)	(5,690)
Proceeds from sale of assets	—	516	18,138
Purchases of securities	(13)	(26)	(39)
Other, net	—	5	—

Net cash provided (used) by investing activities	(13)	(2,849)	12,409

FINANCING ACTIVITIES
Prepayment of junior subordinated debentures	—	(26,894)	—
Issuance of common stock	4,162	2,544	4,281
Acquisition of common stock	(1,634)	(27,132)	—
Cash dividends paid	(12,785)	(11,747)	(10,695)
Other, net	—	(1,033)	335

Net cash used by financing activities	(10,257)	(64,262)	(6,079)

Net increase (decrease) in cash	4,088	(33,773)	15,441
Cash at the beginning of the period	12,759	46,532	31,091

Cash at the end of the period	$16,847	$12,759	$46,532

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$1,966	$3,127	$4,378

Cash received during the period for income taxes, net	$2,317	$1,978	$2,216

(18) RELATED PARTY TRANSACTIONS

In April 2007, the Company issued a promissory note related to the acquisition of Armor, an independent insurance agency, totaling $372,000. The note was payable to the prior principal who remains in a management position with the agency. The terms of the note were in three equal annual installments with the first installment of $124,000 payable in April 2008. The note had a six month adjustable interest rate equal to the 180 day Treasury Bill. The note was prepaid and retired in April 2008.

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

	December 31,
	2008	2007
	(dollars in thousands)
Loan commitments	$678,546	$637,006
Stand-by letters of credit	58,325	50,582

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

The Company leases office space in fifteen buildings, three parcels of land on which it owns buildings, and fourteen ATM locations. These leases expire at various dates through 2064.

The future minimum rental payments under these leases are as follows (dollars in thousands):

Year Ending December 31:
2009	$726
2010	492
2011	349
2012	201
2013	43
Later years	662

Total	$2,473

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $1 million, $1.2 million and $1.2 million during 2008, 2007 and 2006, respectively.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(20) FAIR VALUE MEASUREMENTS

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

Derivatives

Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains dealer and market quotations to value its oil and gas swaps/options. The Company utilizes dealer quotes and observable market data inputs to substantiate internal valuation models.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities Available for Sale	$—	$411,273	$9,807	$421,100
Derivative Assets	—	17,609	—	17,609
Derivative Liabilities	—	16,297	—	16,297
Loans Held For Sale	—	5,136	—	5,136

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the year ended December 31, 2008 were as follows:

Securities Available for Sale
Balance—January 1, 2008	$8,595
Purchases and sales, net	1,230
Total unrealized losses	(18)

Balance—December 31, 2008	$9,807

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives

Derivatives are reported at fair value.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
FINANCIAL ASSETS
Cash and due from banks	$126,227	$126,634	$194,103	$194,103
Federal funds sold and interest-bearing deposits	327,874	327,218	401,387	401,340
Securities	455,568	456,075	467,719	467,921
Loans:
Loans (net of unearned interest)	2,757,854		2,487,099
Allowance for loan losses	(34,290)		(29,127)

Loans, net	2,723,564	2,754,328	2,457,972	2,455,801
Derivative Assets	17,609	17,609	1,748	1,748
FINANCIAL LIABILITIES
Deposits	3,377,608	3,401,868	3,288,504	3,290,435
Short-term borrowings	12,884	12,886	30,400	30,405
Derivative Liabilities	16,297	16,297	1,573	1,573
Long-term borrowings	—	—	606	614
Junior subordinated debentures	26,804	26,804	26,804	26,797
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,187		1,115
Letters of credit		437		379

(21) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, the Company simultaneously enters into an offsetting contract with a counterparty to mitigate the exposure to fluctuations in oil and gas prices.

The Company utilizes dealer quotes and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table (notional amounts and dollars in thousands):

	December 31, 2008			December 31, 2007
	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Notional Amounts and Dollar in thousands)
Oil and gas swaps and options

Oil:
Customer	Barrels	395	$(11,159)	148	$2,410
Counterparty	Barrels	(395)	11,396	(148)	(2,362)

Natural Gas:
Customer	MMBTUs	8,310	$(2,918)	2,570	$(662)
Counterparty	MMBTUs	(8,310)	3,994	(2,570)	789

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s credit exposure on oil and gas swaps and options varies based on the current market prices of oil and natural gas. Other than credit risk, changes in the fair value of customer positions will be offset by equal and opposite changes in the counterparty positions. The net positive fair value of the contracts is the profit derived from the activity and is unaffected by market price movements.

Customer credit exposure is managed by strict position limits and is primarily offset by first liens on production while the remainder is offset by cash. Counterparty credit exposure is managed by selecting highly rated counterparties (rated A- or better by Standard and Poor’s) and monitoring market information.

The Company had credit exposure relating to oil and gas swaps and options to bank counterparties of approximately $15.4 million at December 31, 2008. Conversely, the Company had exposure to bank customers of approximately $1.7 million at December 31, 2007.

The Company entered into a $30 million five year guaranty of its subsidiary’s agreement with a counterparty on June 4, 2008 for the timely payment of any obligations of its subsidiary Bank arising from settlement of oil and gas positions.

(22) SEGMENT INFORMATION

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated

	(dollars in thousands)
December 31, 2008
Net interest income (expense)	$42,067	$93,008	$7,159	$(3,127)	$—	$139,107
Provision for loan losses	4,048	6,330	321	(23)	—	10,676
Noninterest income	9,922	33,207	19,574	57,123	(45,441)	74,385
Depreciation and amortization	1,580	5,227	449	1,294	—	8,550
Other expenses	24,169	62,323	16,949	23,239	(224)	126,456

Income before taxes	$22,192	$52,335	$9,014	$29,486	$(45,217)	$67,810

Total Assets	$1,256,685	$2,449,916	$218,984	$421,842	$(480,223)	$3,867,204

Capital expenditures	$4,419	$4,809	$290	$3,850	$—	$13,368

December 31, 2007
Net interest income (expense)	$45,982	$96,668	$7,239	$(1,545)	$(58)	$148,286
Provision for loan losses	1,005	2,187	129	8	—	3,329
Noninterest income	8,233	30,404	26,474	67,963	(61,936)	71,138
Depreciation and amortization	2,040	4,803	385	1,308	—	8,536
Other expenses	23,112	60,505	15,972	26,497	(176)	125,910

Income before taxes	$28,058	$59,577	$17,227	$38,605	$(61,818)	$81,649

Total Assets	$1,123,148	$2,390,420	$206,060	$478,823	$(455,445)	$3,743,006

Capital expenditures	$5,606	$6,348	$431	$2,465	$—	$14,850

December 31, 2006
Net interest income (expense)	$44,852	$98,233	$7,620	$(6,959)	$(58)	$143,688
Provision for loan losses	372	2,041	37	(660)	—	1,790
Noninterest income	7,834	28,695	19,140	54,223	(51,468)	58,424
Depreciation and amortization	2,490	3,874	180	1,287	—	7,831
Other expenses	21,231	58,088	17,087	20,460	(140)	116,726

Income before taxes	$28,593	$62,925	$9,456	$26,177	$(51,386)	$75,765

Total Assets	$1,208,016	$2,277,419	$160,543	$211,325	$(438,729)	$3,418,574

Capital expenditures	$9,085	$10,506	$43	$2,788	$—	$22,422

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(23) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 is as follows:

	Quarter
	Fourth	Third	Second	First
	(dollars in thousands, except per share data)
2008
Net interest income	$33,695	$35,251	$34,774	$35,387
Provision for loan losses	3,087	2,270	3,539	1,780
Noninterest income	16,030	17,784	23,330	17,241
Noninterest expense	34,175	34,307	33,596	32,928
Net income	8,069	10,958	13,737	11,594
Net income per common share:
Basic	0.53	0.72	0.91	0.76
Diluted	0.52	0.70	0.89	0.74

2007
Net interest income	$37,506	$36,969	$37,437	$36,374
Provision for loan losses	980	2,248	132	(31)
Noninterest income	15,231	26,790	15,235	13,882
Noninterest expense	34,240	35,167	31,618	33,421
Net income	11,624	16,944	13,402	11,123
Net income per common share:
Basic	0.76	1.08	0.85	0.71
Diluted	0.75	1.06	0.83	0.69

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.8	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.9	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.10	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

Exhibit Number	Exhibit
4.11	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.12	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.13	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Eighth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

10.7	BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Grant Thornton LLP.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Amended Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007 and incorporated herein by reference).

*	Filed herewith.