Form 10-Q
period 2009-03-31
BANCFIRST CORP /OK/
filed 2009-05-11
CIK 760498

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

73102-8405

(Address of principal executive offices)

(Zip Code)

(405) 270-1086

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐.    No  ☒.

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

As of April 30, 2009 there were 15,296,641 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	March 31,		December 31, 2008
	2009	2008
ASSETS
Cash and due from banks	$123,378	$172,915	$126,227
Interest-bearing deposits with banks	381,381	4,754	326,874
Federal funds sold	—	452,000	1,000
Securities (market value: $439,963, $463,295, and $456,075, respectively)	439,220	462,832	455,568
Loans:
Total loans (net of unearned interest)	2,808,499	2,500,849	2,757,854
Allowance for loan losses	(36,765)	(30,193)	(34,290)

Loans, net	2,771,734	2,470,656	2,723,564
Premises and equipment, net	91,806	87,429	91,411
Other real estate owned	5,245	1,723	3,782
Intangible assets, net	7,315	7,874	7,508
Goodwill	34,327	34,327	34,327
Accrued interest receivable	24,472	25,569	24,398
Other assets	79,277	66,032	72,545

Total assets	$3,958,155	$3,786,111	$3,867,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,000,846	$958,216	$1,025,749
Interest-bearing	2,470,672	2,343,887	2,351,859

Total deposits	3,471,518	3,302,103	3,377,608
Short-term borrowings	1,250	38,065	12,884
Accrued interest payable	4,734	7,202	5,827
Other liabilities	37,468	25,253	30,290
Long-term borrowings	—	507	—
Junior subordinated debentures	26,804	26,804	26,804

Total liabilities	3,541,774	3,399,934	3,453,413

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,291,641, 15,183,483 and 15,281,141, respectively	15,292	15,183	15,281
Capital surplus	68,380	64,297	67,975
Retained earnings	319,615	292,837	315,858
Accumulated other comprehensive income, net of income tax of $(7,051), $(7,463) and $(7,903), respectively	13,094	13,860	14,677

Total stockholders’ equity	416,381	386,177	413,791

Total liabilities and stockholders’ equity	$3,958,155	$3,786,111	$3,867,204

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
INTEREST INCOME
Loans, including fees	$38,268	$45,164
Securities:
Taxable	3,626	4,557
Tax-exempt	381	339
Federal funds sold	—	3,140
Interest-bearing deposits with banks	359	44

Total interest income	42,634	53,244

INTEREST EXPENSE
Deposits	10,380	17,175
Short-term borrowings	10	184
Long-term borrowings	—	7
Junior subordinated debentures	491	491

Total interest expense	10,881	17,857

Net interest income	31,753	35,387
Provision for loan losses	3,365	1,780

Net interest income after provision for loan losses	28,388	33,607

NONINTEREST INCOME
Trust revenue	1,315	1,428
Service charges on deposits	8,568	7,519
Securities transactions	339	28
Income from sales of loans	325	569
Insurance commissions	1,934	1,901
Cash management services	2,688	2,533
Gain on sale of other assets	15	1,822
Other	1,438	1,441

Total noninterest income	16,622	17,241

NONINTEREST EXPENSE
Salaries and employee benefits	20,117	20,189
Occupancy and fixed assets expense, net	2,210	2,076
Depreciation	1,771	1,755
Amortization of intangible assets	230	225
Data processing services	905	736
Net expense (income) from other real estate owned	107	(8)
Marketing and business promotion	1,452	1,279
Other	7,737	6,676

Total noninterest expense	34,529	32,928

Income before taxes	10,481	17,920
Income tax expense	(3,356)	(6,326)

Net income	7,125	11,594
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	(2,774)	10,605
Reclassification adjustment for gains (losses) included in net income	1,191	(3,694)

Comprehensive income	$5,542	$18,505

NET INCOME PER COMMON SHARE
Basic	$0.47	$0.76

Diluted	$0.46	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
COMMON STOCK
Issued at beginning of period	$15,281	$15,217
Shares issued	11	6
Shares acquired and canceled	—	(40)

Issued at end of period	$15,292	$15,183

CAPITAL SURPLUS
Balance at beginning of period	$67,975	$63,917
Common stock issued	405	380

Balance at end of period	$68,380	$64,297

RETAINED EARNINGS
Balance at beginning of period	$315,858	$285,879
Net income	7,125	11,594
Dividends on common stock	(3,368)	(3,043)
Common stock acquired and canceled	—	(1,593)

Balance at end of period	$319,615	$292,837

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$14,677	$6,949
Net change	(1,583)	6,911

Balance at end of period	$13,094	$13,860

Total stockholders’ equity	$416,381	$386,177

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES	$9,674	$14,861

INVESTING ACTIVITIES
Purchases of securities:
Held for investment	—	(150)
Available for sale	—	(1)
Maturities of securities:
Held for investment	1,986	868
Available for sale	10,654	13,448
Proceeds from sales and calls of securities:
Held for investment	9	25
Available for sale	839	1,300
Net decrease (increase) in federal funds sold	1,000	(53,000)
Purchases of loans	(18,879)	(136)
Proceeds from sales of loans	2,061	16,255
Net other increase in loans	(34,023)	(30,206)
Purchases of premises, equipment and other	(2,319)	(7,228)
Proceeds from the sale of other real estate owned, repossessed assets and other	1,333	8,267

Net cash used in investing activities	(37,339)	(50,558)

FINANCING ACTIVITIES
Net increase/(decrease) in demand, transaction and savings deposits	66,975	(17,814)
Net increase in certificates of deposits	26,935	31,414
Net (decrease)/increase in short-term borrowings	(11,634)	7,665
Net decrease in long-term borrowings	—	(99)
Issuance of common stock	416	386
Acquisition of common stock	—	(1,633)
Cash dividends paid	(3,369)	(3,043)

Net cash provided by financing activities	79,323	16,876

Net increase/(decrease) in cash, due from banks and interest bearing deposits	51,658	(18,821)
Cash, due from banks and interest bearing deposits at the beginning of the period	453,101	196,490

Cash, due from banks and interest bearing deposits at the end of the period	$504,759	$177,669

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$11,975	$18,486

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

The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2008, the date of the most recent annual report.

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

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued FAS No. 161 (“FAS 161”), “Disclosures About Derivative Instruments and Hedging Activities, and Amendment of FASB Statement No. 133” amends FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of FAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. FAS 141R was effective for our fiscal year beginning January 1, 2009. The Company has evaluated the effect that the adoption of FAS 141R will have on future acquisitions; however, there have been no transactions in 2009 for this accounting standard to apply.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see Note 14 – Fair Value Measurements). The Company adopted the provisions of FAS 157 on January 1, 2008 for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company delayed the application of FAS 157 for non-financial assets and non-financial liabilities to January 1, 2009. The provisions of SFAS 157-2 did not have a significant impact on the Company’s financial statements.

In March 2009, the FASB issued three FASB Staff Positions (“FSP”):

•

FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” – This FSP amends the other-than-temporary impairment guidance under U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statement. The FSP specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporary impaired unless there is a credit loss. The credit loss component of an other-than-temporary impaired debt security must be determined based on the company’s best estimate of cash flows expected to be collected.

•

FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” – This FSP provides additional guidance for estimating fair value in accordance with FAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FAS 157 does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but this FSP states that a change in valuation technique or the use of multiple valuation techniques may be appropriate.

•

FAS No. 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” - This FSP requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis.

These three FSP’s will be effective for the interim and annual periods ending after June 15, 2009 and are not expected to have a significant impact on the Company’s financial statements.

(3) RECENT DEVELOPMENTS: MERGERS, ACQUISITIONS AND DISPOSALS

On November 18, 2008 the Company announced it will not accept funds from the U.S. Treasury’s Capital Purchase Program due to current capital levels that exceed well-capitalized guidelines and the potential for additional governmental regulation related to the program. Also, the Company did not elect to participate in the Debt Guarantee Program for newly issued senior unsecured debt. The Company did elect to participate in the Transaction Account Guarantee Program for extended coverage on non-interest bearing transaction deposit accounts .

In April 2008, the Company completed an $80 million sale of securities resulting in a securities pre-tax gain of $6.1 million. The transactions resulted in the sale of $80 million of US Treasury securities and the purchase of Government Sponsored Enterprises (GSE) senior debt securities of similar amounts and maturities. The after-tax gain related to these transactions, net of the interest income differential, was approximately $3.3 million for the year.

In March 2008, the Company, as a member bank of Visa, recorded a $1.8 million pre-tax gain from the mandatory partial redemption of the Company’s Visa shares received in the first quarter initial public offering. The gain was included in gain on sale of other assets.

(4) SECURITIES

The following table summarizes securities held for investment and securities available for sale (dollars in thousands):

	March 31,		December 31, 2008
	2009	2008
Held for investment, at cost (market value; $33,216, $24,990 and $34,975, respectively)	$32,473	$24,527	$34,468
Available for sale, at market value	406,747	438,305	421,100

Total	$439,220	$462,832	$455,568

The following table summarizes the maturity of securities (dollars in thousands):

	March 31,		December 31, 2008
	2009	2008
Contractual maturity of debt securities:
Within one year	$122,977	$166,972	$116,396
After one year but within five years	272,772	241,653	289,849
After five years	27,466	40,619	32,978

Total debt securities	423,215	449,244	439,223
Equity securities	16,005	13,588	16,345

Total	$439,220	$462,832	$455,568

The Company held 221 and 265 debt securities available for sale that had unrealized gains as of March 31, 2009 and 2008, respectively. These securities had a market value totaling $390.0 million and $414.2 million, respectively, and unrealized gains totaling $17.3 million and $18.3 million, respectively. The Company also held 15 and 26 debt securities available for sale that had unrealized losses, respectively. These securities had a market value totaling $1.2 million and $12.0 million and unrealized losses totaling $11,000 and $8,000, respectively. The Company has both the intent and ability to hold these debt securities until the unrealized losses are recovered.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	March 31,				December 31,
	2009		2008		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$533,837	19.01%	$490,279	19.61%	$513,647	18.63%
Oil & gas production & equipment	86,803	3.09	94,293	3.77	84,770	3.07
Agriculture	82,947	2.96	85,067	3.40	86,752	3.15
State and political subdivisions:
Taxable	6,154	0.22	5,789	0.23	5,595	0.20
Tax-exempt	8,108	0.29	8,728	0.35	8,292	0.30
Real Estate:
Construction	237,948	8.47	236,763	9.47	246,269	8.93
Farmland	87,610	3.12	92,009	3.68	92,050	3.34
One to four family residences	551,645	19.64	505,473	20.21	543,183	19.70
Multifamily residential properties	48,575	1.73	35,909	1.44	45,250	1.64
Commercial	760,630	27.08	663,221	26.52	768,562	27.87
Consumer	374,019	13.32	263,986	10.56	335,938	12.18
Other	30,223	1.07	19,332	0.76	27,546	0.99

Total loans	$2,808,499	100.00%	$2,500,849	100.00%	$2,757,854	100.00%

Loans held for sale (included above)	$8,772		$9,468		$5,136

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

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Balance at beginning of period	$34,290	$29,127

Charge-offs	(1,068)	(899)
Recoveries	178	185

Net charge-offs	(890)	(714)

Provisions charged to operations	3,365	1,780

Balance at end of period	$36,765	$30,193

The net charge-offs by category are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Commercial, financial and other	$377	$32
Real estate – construction	135	8
Real estate – mortgage	224	513
Consumer	154	161

Total	$890	$714

(6) NONPERFORMING AND RESTRUCTURED ASSETS

The following is a summary of nonperforming and restructured assets (dollars in thousands):

	March 31,		December 31, 2008
	2009	2008
Past due over 90 days and still accruing	$867	$643	$1,346
Nonaccrual	25,255	11,892	21,359
Restructured	353	864	1,022

Total nonperforming and restructured loans	26,475	13,399	23,727
Other real estate owned and repossessed assets	5,576	2,074	3,997

Total nonperforming and restructured assets	$32,051	$15,473	$27,724

Nonperforming and restructured loans to total loans	0.94%	0.54%	0.86%

Nonperforming and restructured assets to total assets	0.81%	0.41%	0.72%

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	March 31,				December 31, 2008
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$6,722	$(3,054)	$6,703	$(2,363)	$6,722	$(2,886)
Customer relationship intangibles	4,429	(782)	4,081	(547)	4,392	(720)

Total	$11,151	$(3,836)	$10,784	$(2,910)	$11,114	$(3,606)

Amortization of intangible assets and estimated amortization of intangible assets are as follows: (dollars in thousands):

Amortization:
Three months ended March 31, 2009	$230
Three months ended March 31, 2008	$225
Year ended December 31, 2008	902

Estimated Amortization
Year ending December 31:
2009	$916
2010	916
2011	916
2012	904
2013	762

The following is a summary of goodwill by business segment (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended March 31, 2009
Balance at beginning and end of period	$6,150	$23,295	$4,258	$624	$—	$34,327

March 31, 2008
Balance at beginning and end of period	$6,150	$23,295	$4,258	$624	—	$34,327

Year Ended December 31, 2008
Balance at beginning and end of period	$6,150	$23,295	$4,258	$624	$—	$34,327

(8) CAPITAL

The Company is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. The required minimums and the Company’s respective ratios are shown as follows (dollars in thousands):

	Minimum Required	March 31,		December 31, 2008
		2009	2008
Tier 1 capital		$387,622	$356,093	$383,255
Total capital		$424,387	$387,350	$418,710
Risk-adjusted assets		$3,022,808	$2,860,704	$3,038,538
Leverage ratio	3.00%	9.90%	9.50%	10.02%
Tier 1 capital ratio	4.00%	12.82%	12.45%	12.61%
Total capital ratio	8.00%	14.04%	13.54%	13.78%

As of March 31, 2009 and 2008, and December 31, 2008, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(9) STOCK REPURCHASE PLAN

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August 2002, and September 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At March 31, 2009 there were 560,000 shares remaining that could be repurchased under the SRP. The following is a summary of the shares repurchased under the program:

	Three Months Ended March 31,
	2009	2008
Number of shares repurchased	—	40,000
Average price of shares repurchased	$—	$40.70

(10) SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. In May 2006, the Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,500,000 shares. At March 31, 2009, 94,660 shares are available for future grants. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of the grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2009 will become exercisable through the year 2015. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. In May 2006, the Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 180,000 shares. At March 31, 2009, 25,000 shares are available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2009 will become exercisable through the year 2012. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The following is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended March 31, 2009
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,092,453	$27.80
Options granted	—	—
Options exercised	(500)	16.94
Options canceled	(2,500)	42.60

Outstanding at March 31, 2009	1,089,453	27.78	8.70	$9,396

Exercisable at March 31, 2009	617,900	19.89	7.48	$10,204

The following is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2009	2008
Weighted average grant-date fair value per share of options granted	N/A	$20.86
Total intrinsic value of options exercised	$17	163
Cash received from options exercised	8	112
Tax benefit realized from options exercised	7	63

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

For the three months ended March 31, 2009 and 2008, the Company recorded share-based employee compensation expense of approximately $163,000 and $175,000, respectively, net of tax.

The Company will continue to amortize the remaining fair value of these stock options of approximately $3.5 million, over the remaining vesting period of approximately six years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	March 31,
	2009	2008
Risk-free interest rate	2.17%	4.12%
Dividend yield	1.50%	1.50%
Stock price volatility	68.96%	38.05%
Expected term	10 Yrs	10 Yrs

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

(11) COMPREHENSIVE INCOME

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. The following is a summary of the tax effects of this unrealized gain or loss (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Unrealized gain (loss) during the period:
Before-tax amount	$(2,436)	$10,633
Tax (expense) benefit	853	(3,722)

Net-of-tax amount	$(1,583)	$6,911

The amount of unrealized gain or loss included, net of tax, in accumulated other comprehensive income is summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2009	2008
Unrealized gain (loss) on securities:
Beginning balance	$14,677	$6,949
Current period change	(2,774)	10,605
Reclassification adjustment for gains (losses) included in net income	1,191	(3,694)

Ending balance	$13,094	$13,860

(12) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows (dollars in thousands, except per share data):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2009
Basic
Income available to common stockholders	$7,125	15,291,636	$0.47

Effect of stock options	—	287,454

Diluted
Income available to common stockholders plus assumed exercises of stock options	$7,125	15,579,090	$0.46

Three Months Ended March 31, 2008
Basic
Income available to common stockholders	$11,594	15,208,049	$0.76

Effect of stock options	—	354,521

Diluted
Income available to common stockholders plus assumed exercises of stock options	$11,594	15,562,570	$0.74

The following table contains the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended March 31, 2009	267,417	$36.99
Three Months Ended March 31, 2008	264,104	$43.28

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

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
March 31, 2009
Net interest income (expense)	$9,245	$21,337	$1,846	$(675)	$—	$31,753
Noninterest income	2,868	8,298	4,795	8,149	(7,488)	16,622
Income before taxes	4,428	11,577	1,991	(70)	(7,445)	10,481

March 31, 2008
Net interest income (expense)	$10,856	$23,467	$1,705	$(641)	$—	$35,387
Noninterest income	2,260	7,755	4,740	14,503	(12,017)	17,241
Income before taxes	6,730	12,932	1,919	8,316	(11,977)	17,920

Total Assets:
March 31, 2009	$1,277,940	$2,511,295	$272,162	$377,807	$(481,049)	$3,958,155
March 31, 2008	$1,156,525	$2,405,207	$155,634	$536,905	$(468,160)	$3,786,111
December 31, 2008	$1,256,685	$2,449,916	$218,984	$421,842	$(480,223)	$3,867,204

The financial information for each business unit is presented on the basis used internally by management to evaluate performance and allocate resources. The Company utilizes a transfer pricing system to allocate the benefit or cost of funds provided or used by the various business units. Certain revenues related to other financial services are allocated to the banks whose customers receive the services and, therefore, are not reflected in the income for other financial services. Certain services provided by the support group to other business units, such as item processing, are allocated at rates approximating the cost of providing the services. Eliminations are adjustments to consolidate the business units and companies.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities Available for Sale	$—	$390,741	$16,006	$406,747
Derivative Assets	—	19,043	—	19,043
Derivative Liabilities	—	16,847	—	16,847
Loans Held For Sale	—	8,772	—	8,772

(15) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, the Company simultaneously enters into an offsetting contract with a counterparty to mitigate the exposure to fluctuations in oil and gas prices. These derivatives are not designated as hedged instruments and are recorded on the Company’s consolidated balance sheet at fair value.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table (notional amounts and dollars in thousands):

		March 31,				December 31,
		2009		2008		2008
Oil and natural gas swaps and options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Oil
Customer	Barrels	256	$(8,707)	124	$3,221	395	$(11,159)
Counterparty	Barrels	(256)	9,378	(124)	(3,164)	(395)	11,396

Natural Gas
Customer	MMBTUs	7,020	(6,734)	3,860	4,488	8,310	$(2,918)
Counterparty	MMBTUs	(7,020)	8,259	(3,860)	(4,251)	(8,310)	3,994

The following table summarizes the Company’s gross fair values and income for the period indicated (notional amounts and dollars in thousands):

		March 31,
		2009
Commodity Derivatives	Notional Units	Notional Amount	Estimated Fair Value
Oil
Derivative Assets	Barrels	(256)	$9,378
Derivative Liabilities	Barrels	256	(8,707)

Natural Gas
Derivative Assets	MMBTUs	(6,830)	9,665
Derivative Liabilities	MMBTUs	6,830	(8,140)

Total Fair Value	Included in
Derivative Assets	Other Assets		19,043
Derivative Liabilities	Other Liabilities		(16,847)

The Company recognized $372,000 in income related to the activity in the first quarter which was included in Other Income.

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

The Company had credit exposure relating to oil and gas swaps and options with bank counterparties of approximately $17.6 million at March 31, 2009 and $15.4 million at December 31, 2008. Conversely, the Company had exposure to bank customers of approximately $7.7 million at March 31, 2008.

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

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the first quarter of 2009 was $7.1 million compared to $11.6 million for the first quarter of 2008. Diluted net income per share was $0.46 and $0.74 for the first quarter of 2009 and 2008, respectively. The results for 2008 included a $1.2 million after-tax gain related to the Visa initial public offering.

Total assets at March 31, 2009 were $4.0 billion, up $172 million or 4.5% from a year ago. Total loans were $2.8 billion, an increase of $308 million or 12.3% from March 31, 2008. At quarter end total deposits were $3.5 billion, up $170 million or 5.2% from the previous year. Stockholders’ equity was $416 million or 10.5% of total assets as of March 31, 2009, an increase of $30 million from a year ago. The Company’s liquidity remains strong as its average loan to deposit ratio was 83.3% at quarter end and core deposits represented 89.6% of total deposits. The Company had no brokered deposits and no Federal Home Loan Bank borrowings.

Compared to year end 2008, total assets grew by $91 million from $3.9 billion. Loans increased by $51 million from December 31, 2008 while deposits were up by $91 million. At March 31, 2009 the Company’s stockholders equity was $416 million compared to $414 million at December 31, 2008.

On November 18, 2008 the Company announced it will not accept funds from the U.S. Treasury’s Capital Purchase Program due to current capital levels that exceed well-capitalized guidelines and the potential for additional governmental regulation related to the program. Also, the Company did not elect to participate in the Debt Guarantee Program for newly issued senior unsecured debt. The Company did elect to participate in the Transaction Account Guarantee Program for extended coverage on non-interest bearing transaction deposit accounts.

In April 2008, the Company completed an $80 million sale of securities resulting in a securities pre-tax gain of $6.1 million. The transactions resulted in the sale of $80 million of US Treasury securities and the purchase of Government Sponsored Enterprises (GSE) senior debt securities of similar amounts and maturities. The after-tax gain related to these transactions, net of the interest income differential, was approximately $3.3 million for the year.

In March 2008, the Company, as a member bank of Visa, recorded a $1.8 million pre-tax gain from the mandatory partial redemption of the Company’s Visa shares received in the first quarter initial public offering. The gain was included in gain on sale of other assets.

Beginning in 2008 and into 2009, the national economy has seen declining home sales and values, declining commodity prices, increasing unemployment, and unstable financial markets. These events have caused credit and liquidity issues throughout the country and has resulted in an increase in credit losses at many U.S. banks. While the Oklahoma economy has performed better than the national average, the state is beginning to feel the impact of the national recession. Consequently, it is reasonable to expect nonperforming loans and loan losses of the Company to increase. Also, in light of declining interest rates and competitive pressures for deposits, the Company’s interest rate margin will likely compress further, and it is likely to experience slower loan growth. The FDIC has increased deposit insurance premiums and will likely make a special assessment in the third quarter of 2009. These increases will cause the Company’s noninterest expense to increase in 2009. The Company opted to participate in the deposit insurance guarantee for noninterest bearing deposits in excess of $250,000. This program is at a cost of 10 basis points on those account balances.

RESULTS OF OPERATIONS

First Quarter

Net interest income totaled $31.8 million, a decrease of $3.6 million, or 10.3%, compared to the first quarter of 2008. The Company’s net interest margin (on a taxable equivalent basis) was 3.69% compared to 4.03% for the same period a year ago. The lower interest rate environment in 2009 compared to a year ago has caused the Company’s net interest margin to decline. From March 31, 2008 earning assets increased $148 million to $3.5 billion. The volume variance impact on the net interest margin was a positive $5.2 million which was more than offset by the rate variance impact of a negative $8.8 million.

The Company’s provision for loan losses was $3.4 million compared to $1.8 million during the same period a year ago. The increase in the loan loss provision was due to a number of specific credits and the overall slowdown in the economy. Net loan charge-offs were $890,000 for the first quarter of 2009, compared to $714,000 for the first quarter of 2008. The net charge-offs represent a rate of 0.13% of average total loans for the first quarter of 2009 compared to 0.12% for the same period in 2008.

Noninterest income was $16.6 million for the quarter, up $1.2 million or 7.8% over operating noninterest income for the same quarter a year ago, excluding the $1.8 million pretax gain related to the Visa initial public offering. The increase in core noninterest income was due to commercial deposit fees and treasury and cash management services. Noninterest expense of $34.5 million was up 10.9% from the operating expenses a year ago due primarily to higher FDIC premiums and other operating expenses. The Company’s effective tax rate was 32.0% for the quarter compared to 35.3% a year ago due to federal and state tax credits.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of March 31, 2009 increased $51 million from December 31, 2008 but decreased $124 million from March 31, 2008. The increase from year-end was mainly from deposit growth in early 2009. The decrease from the previous year mainly resulted from a decrease in federal funds sold to help fund loan growth. Due to the Federal Reserve Bank’s intervention into the Federal funds market that has resulted in near zero overnight fed funds rates, the Company has maintained its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

Total securities decreased $16 million compared to December 31, 2008 and $24 million compared to March 31, 2008. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $17.3 million at the end of the first quarter of 2009, compared to $18.3 million at March 31, 2008. The decrease in unrealized gains from March 31, 2008 to March 31, 2009 was due in part to the realization of securities gains resulting from the $80 million sale of securities previously discussed. The average taxable equivalent yield on the securities portfolio for the first quarter of 2009 decreased to 3.74% from 4.36% for the same quarter of 2008. The Company does not own any equity securities issued by Fannie Mae or Freddie

Mac. On April 2, 2009, the Company redeemed $4.8 million of FHLB-Topeka stock at par which reduced the outstanding amount of FHLB-Topeka stock to $1.0 million. As a result of this transaction, the amount the Company may potentially borrow from the FHLB-Topeka was reduced to $20 million from $115 million.

Total loans increased $51 million from December 31, 2008 and $308 million from March 31, 2008. The increase compared to year end and first quarter 2008 was due to internal loan growth in commercial and student loans. The allowance for loan losses increased $2.5 million from year-end 2008 and $6.6 million from the first quarter of 2008. The allowance as a percentage of total loans was 1.31%, 1.24% and 1.21% at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. The allowance to nonperforming and restructured loans at the same dates was 138.87%, 144.52% and 225.34%, respectively.

Nonperforming and restructured loans totaled $26.5 million at March 31, 2009, compared to $23.7 million at December 31, 2008 and $13.4 million at March 31, 2008. The ratio of nonperforming and restructured loans to total loans for the same periods was 0.94%, 0.86% and 0.54%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $68.4 million of these loans at March 31, 2009 compared to $66.8 million at December 31, 2008 and $54.8 million at March 31, 2008. These loans are not included in nonperforming and restructured assets. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable loss potential are generally placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Total deposits increased $94 million compared to December 31, 2008, and $169 million compared to March 31, 2008 due to internal growth. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 10.5% of total deposits at March 31, 2009, compared to 10.0% at December 31, 2008 and 10.3% at March 31, 2008.

Short-term borrowings decreased $2 million from December 31, 2008, and $30 million from March 31, 2008. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $507,000 from the first quarter of 2008. The decrease since the first quarter of 2008 was due to scheduled principal payments and early payoff of the note payable related to the acquisition of Armor Assurance Company.

Stockholders’ equity was $416 million at March 31, 2009 which was an increase of $3 million from year-end 2008 and an increase of $30 million from the first quarter of 2008 due to accumulated earnings. Average stockholders’ equity to average assets for the first quarter of 2009 was 10.85%, compared to 10.27% for the first quarter of 2008. The Company’s leverage ratio and total risk-based capital ratio were 9.90% and 14.04%, respectively, at March 31, 2009, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

		Three Months Ended March 31,
		2009	2008
Per Common Share Data
Net income – basic		$0.47	$0.76
Net income – diluted		0.46	0.74
Cash dividends		0.22	0.20
Performance Data
Return on average assets		0.75%	1.26%
Return on average stockholders’ equity		6.92	12.24
Cash dividend payout ratio		46.81	26.32
Net interest spread		3.06	3.35
Net interest margin		3.69	4.24
Efficiency ratio		71.38	62.57
Net charge-offs		0.13	0.12

	March 31,		December 31,
	2009	2008	2008
Balance Sheet Data
Book value per share	$27.23	$25.43	$27.08
Tangible book value per share	24.51	22.65	24.34
Average loans to deposits (year-to-date)	83.29%	76.91%	78.82%
Average earning assets to total assets (year-to-date)	91.51	91.27	91.23
Average stockholders’ equity to average assets (year-to-date)	10.85	10.27	10.35
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.94%	0.54%	0.86%
Nonperforming and restructured assets to total assets	0.81	0.41	0.72
Allowance for loan losses to total loans	1.31	1.21	1.24
Allowance for loan losses to nonperforming and restructured loans	138.87	225.34	144.52

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,801,385	$38,344	5.55%	$2,493,224	$45,249	7.28%
Securities – taxable	408,908	3,626	3.60	431,435	4,557	4.24
Securities – tax exempt	41,518	586	5.72	34,625	522	6.05
Interest Bearing Deposits with Banks and Federal funds sold	270,854	359	0.54	415,731	3,183	3.07

Total earning assets	3,522,665	42,915	4.94	3,375,015	53,511	6.36

Nonearning assets:
Cash and due from banks	127,832			135,121
Interest receivable and other assets	233,479			217,117
Allowance for loan losses	(34,550)			(29,394)

Total nonearning assets	326,761			322,844

Total assets	$3,849,426			$3,697,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$356,831	$226	0.26%	$410,017	$642	0.63%
Savings deposits	1,102,520	4,599	1.69	1,095,980	7,910	2.89
Time deposits	849,815	5,555	2.65	824,832	8,623	4.19
Short-term borrowings	8,714	10	0.47	23,644	184	3.12
Long-term borrowings	—	—	—	523	7	5.37
Junior subordinated debentures	26,804	491	7.43	26,539	491	7.42

Total interest-bearing liabilities	2,344,684	10,881	1.88	2,381,535	17,857	3.01

Interest-free funds:
Noninterest-bearing deposits	1,054,079			911,055
Interest payable and other liabilities	32,860			25,456
Stockholders’ equity	417,803			379,813

Total interest free funds	1,504,742			1,316,324

Total liabilities and stockholders’ equity	$3,849,426			$3,697,859

Net interest income		$32,034			$35,654

Net interest spread			3.06%			3.35%

Net interest margin			3.69%			4.24%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2008, the date of its annual report to stockholders.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Treasurer, Bank Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the first fiscal quarter of 2009 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

Exhibit Number	Exhibit
4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on From S-3, File No. 333-112488, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included in Section 2.2 and Section 2.3 of Exhibit 4.10).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Amended Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.1	Eighth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended September 30, 2006 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

Exhibit Number	Exhibit
10.6	Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.6 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

10.7	Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Quarter Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date May 11, 2009	/s/ Joe T. Shockley, Jr.
(Signature)
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer