Form 10-Q
period 2009-06-30
BANCFIRST CORP /OK/
filed 2009-08-10
CIK 760498

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009 there were 15,301,641 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	June 30,		December 31, 2008
	2009	2008
ASSETS
Cash and due from banks	$111,277	$162,045	$126,227
Interest-bearing deposits with banks	796,035	5,325	326,874
Federal funds sold	2,200	400,000	1,000
Securities (market value: $418,468, $448,568, and $456,075, respectively)	417,738	448,350	455,568
Loans:
Total loans (net of unearned interest)	2,738,238	2,608,913	2,757,854
Allowance for loan losses	(39,334)	(33,512)	(34,290)

Loans, net	2,698,904	2,575,401	2,723,564
Premises and equipment, net	91,390	89,483	91,411
Other real estate owned	11,190	1,975	3,782
Intangible assets, net	7,085	7,649	7,508
Goodwill	34,327	34,327	34,327
Accrued interest receivable	25,323	25,670	24,398
Other assets	73,856	89,606	72,545

Total assets	$4,269,325	$3,839,831	$3,867,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,085,234	$1,016,882	$1,025,749
Interest-bearing	2,697,588	2,350,497	2,351,859

Total deposits	3,782,822	3,367,379	3,377,608
Short-term borrowings	500	14,366	12,884
Accrued interest payable	4,740	6,759	5,827
Other liabilities	35,257	37,243	30,290
Long-term borrowings	—	99	—
Junior subordinated debentures	26,804	26,804	26,804

Total liabilities	3,850,123	3,452,650	3,453,413

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,301,641, 15,186,632 and 15,281,141, respectively	15,302	15,187	15,281
Capital surplus	68,919	64,672	67,975
Retained earnings	322,508	303,542	315,858
Accumulated other comprehensive income, net of income tax of $(6,716), $(2,035) and $(7,903), respectively	12,473	3,780	14,677

Total stockholders’ equity	419,202	387,181	413,791

Total liabilities and stockholders’ equity	$4,269,325	$3,839,831	$3,867,204

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$38,467	$42,507	$76,735	$87,671
Securities:
Taxable	3,464	4,133	7,090	8,690
Tax-exempt	357	319	738	658
Federal funds sold	—	2,208	—	5,348
Interest-bearing deposits with banks	537	32	896	76

Total interest income	42,825	49,199	85,459	102,443

INTEREST EXPENSE
Deposits	9,786	13,807	20,166	30,982
Short-term borrowings	1	124	11	308
Long-term borrowings	—	2	—	9
Junior subordinated debentures	492	492	983	983

Total interest expense	10,279	14,425	21,160	32,282

Net interest income	32,546	34,774	64,299	70,161
Provision for loan losses	4,851	3,539	8,216	5,319

Net interest income after provision for loan losses	27,695	31,235	56,083	64,842

NONINTEREST INCOME
Trust revenue	1,407	1,436	2,722	2,864
Service charges on deposits	9,168	8,376	17,736	15,895
Securities transactions	(37)	6,121	302	6,149
Income from sales of loans	1,057	483	1,382	1,052
Insurance commissions and premiums	1,600	1,629	3,534	3,530
Cash management services	2,565	2,589	5,253	5,122
Gain on sale of other assets	145	1,189	160	3,011
Other	1,138	1,507	2,576	2,948

Total noninterest income	17,043	23,330	33,665	40,571

NONINTEREST EXPENSE
Salaries and employee benefits	19,896	20,366	40,013	40,555
Occupancy and fixed assets expense, net	1,997	2,119	4,207	4,195
Depreciation	1,841	1,903	3,612	3,658
Amortization of intangible assets	229	224	459	449
Data processing services	880	758	1,785	1,494
Net expense from other real estate owned	102	(8)	209	(16)
Marketing and business promotion	1,163	1,571	2,615	2,850
Other	9,110	6,663	16,847	13,339

Total noninterest expense	35,218	33,596	69,747	66,524

Income before taxes	9,520	20,969	20,001	38,889
Income tax expense	(3,260)	(7,232)	(6,616)	(13,558)

Net income	6,260	13,737	13,385	25,331
Other comprehensive income, net of tax:
Unrealized losses on securities	(917)	(21,628)	(3,692)	(11,023)
Reclassification adjustment for gains included in net income	296	11,548	1,488	7,854

Comprehensive income	$5,639	$3,657	$11,181	$22,162

NET INCOME PER COMMON SHARE
Basic	$0.41	$0.91	$0.88	$1.67

Diluted	$0.40	$0.89	$0.86	$1.63

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
COMMON STOCK
Issued at beginning of period	$15,292	$15,183	$15,281	$15,217
Shares issued	10	4	21	10
Shares acquired and canceled	—	—	—	(40)

Issued at end of period	$15,302	$15,187	$15,302	$15,187

CAPITAL SURPLUS
Balance at beginning of period	$68,380	$64,297	$67,975	$63,917
Common stock issued	218	375	325	755
Tax effect of stock options	56	—	89	—
Stock options expense	265	—	530	—

Balance at end of period	$68,919	$64,672	$68,919	$64,672

RETAINED EARNINGS
Balance at beginning of period	$319,615	$292,837	$315,858	$285,879
Net income	6,260	13,737	13,385	25,331
Dividends on common stock	(3,367)	(3,032)	(6,735)	(6,075)
Common stock acquired and canceled	—	—	—	(1,593)

Balance at end of period	$322,508	$303,542	$322,508	$303,542

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$13,093	$13,860	$14,677	$6,949
Net change	(620)	(10,080)	(2,204)	(3,169)

Balance at end of period	$12,473	$3,780	$12,473	$3,780

Total stockholders’ equity	$419,202	$387,181	$419,202	$387,181

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES	$23,355	$20,556

INVESTING ACTIVITIES
Purchases of securities:
Held for investment	—	(2,445)
Available for sale	(20,160)	(136,666)
Maturities of securities:
Held for investment	4,689	3,150
Available for sale	42,442	67,598
Proceeds from sales and calls of securities:
Held for investment	15	38
Available for sale	6,267	88,502
Net increase in federal funds sold	(1,200)	(1,000)
Purchases of loans	(23,622)	(12,290)
Proceeds from sales of loans	53,160	21,459
Net other increase in loans	(17,366)	(132,473)
Purchases of premises, equipment and other	(3,948)	(5,664)
Proceeds from the sale of other real estate owned, repossessed assets and other	3,518	4,724

Net cash provided/(used) by investing activities	43,795	(105,067)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	308,759	45,807
Net increase in certificates of deposits	96,454	33,068
Net decrease in short-term borrowings	(12,384)	(16,034)
Net decrease in long-term borrowings	—	(507)
Issuance of common stock	966	765
Acquisition of common stock	—	(1,633)
Cash dividends paid	(6,734)	(6,075)

Net cash provided by financing activities	387,061	55,391

Net increase/(decrease) in cash, due from banks and interest bearing deposits	454,211	(29,120)
Cash, due from banks and interest bearing deposits at the beginning of the period	453,101	196,490

Cash, due from banks and interest bearing deposits at the end of the period	$907,312	$167,370

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$22,246	$33,534

Cash paid during the period for income taxes	$3,800	$11,300

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

In June 2009, the FASB issued FAS No. 168 (“FAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162”; which replaces FAS No. 162 (“FAS 162”), “The Hierarchy of Generally Accepted Accounting Principles”. FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. FAS 168 will be effective for the Company’s financial statements for periods ending after September 15, 2009. FAS 168 is not expected have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued FAS No. 165 (“FAS 165”), “Subsequent Events” to provide authoritative accounting guidance on management’s assessment of subsequent events. FAS 165 incorporates existing U.S. auditing literature and clarifies that management is responsible for evaluating, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. FAS 165 is effective for the Company as of June 30, 2009. The adoption of FAS 165 did not have a significant impact on the Company’s financial statements. The Company evaluated its June 30, 2009 financial statements for subsequent events through August 10, 2009, the filing date of this report. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

In April 2009, the FASB issued three FASB Staff Positions (“FSP”):

•

FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” amends the other-than-temporary impairment guidance under U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statements. The FSP specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. The credit loss component of an other-than-temporarily impaired debt security must be determined based on the company’s best estimate of cash flows expected to be collected.

•

FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” provides additional guidance for estimating fair value in accordance with FAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FAS 157 does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but this FSP states that a change in valuation technique or the use of multiple valuation techniques may be appropriate.

•

FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis.

These three FSP’s were effective for the interim and annual periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

(3)	RECENT DEVELOPMENTS: MERGERS, ACQUISITIONS AND DISPOSALS

On May 22, 2009 the FDIC imposed a Special Assessment on member financial institutions that was based on June 30, 2009 assets less tier one capital. The amount of $1.9 million was accrued in the second quarter and payable on September 30, 2009.

On November 18, 2008 the Company announced it would not accept funds from the U.S. Treasury’s Capital Purchase Program due to current capital levels that exceeded well-capitalized guidelines and the potential for additional governmental regulation related to the program. Also, the Company did not elect to participate in the Debt Guarantee Program for newly issued senior unsecured debt. The Company did elect to participate in the Transaction Account Guarantee Program for extended coverage on non-interest bearing transaction deposit accounts.

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

(4)	SECURITIES

The following table summarizes securities held for investment and securities available for sale (dollars in thousands):

	June 30,		December 31, 2008
	2009	2008
Held for investment, at cost (market value; $30,494, $24,744 and $34,975, respectively)	$29,764	$24,526	$34,468
Available for sale, at market value	387,974	423,824	421,100

Total	$417,738	$448,350	$455,568

The following table below summarizes the maturity of securities (dollars in thousands):

	June 30,		December 31, 2008
	2009	2008
Contractual maturity of debt securities:
Within one year	$91,189	$123,999	$116,396
After one year but within five years	289,185	280,579	289,849
After five years	26,528	28,814	32,978

Total debt securities	406,902	433,392	439,223
Equity securities	10,836	14,958	16,345

Total	$417,738	$448,350	$455,568

The Company held 220, 209 and 205 debt securities available for sale that had unrealized gains as of June 30, 2009 and 2008 and December 31, 2008, respectively. These securities had a market value totaling $377 million, $281.8 million and $404.6 million, respectively, and unrealized gains totaling $16.6 million, $4.8 million and $19.4 million, respectively. The Company also held 6, 62 and 48 debt securities available for sale that had unrealized losses, respectively. These securities had a market value totaling $553,000, $128.5 million and $1.7 million and unrealized losses totaling $6,000, $2.1 million and $14,000, respectively. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these debt securities until the unrealized losses are recovered.

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	June 30,				December 31, 2008
	2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$523,667	19.13%	$520,868	19.97%	$513,647	18.63%
Oil & gas production & equipment	91,285	3.33	90,739	3.48	84,770	3.07
Agriculture	79,225	2.89	77,980	2.99	86,752	3.15
State and political subdivisions:
Taxable	7,425	0.27	5,776	0.22	5,595	0.20
Tax-exempt	8,988	0.33	8,490	0.33	8,292	0.30
Real Estate:
Construction	217,159	7.93	235,909	9.04	246,269	8.93
Farmland	88,190	3.22	90,197	3.46	92,050	3.34
One to four family residences	558,085	20.38	530,413	20.33	543,183	19.70
Multifamily residential properties	48,640	1.78	37,707	1.45	45,250	1.64
Commercial	755,615	27.60	706,539	27.08	768,562	27.87
Consumer	331,055	12.09	284,949	10.92	335,938	12.18
Other	28,904	1.05	19,346	0.73	27,546	0.99

Total loans	$2,738,238	100.00%	$2,608,913	100.00%	$2,757,854	100.00%

Loans held for sale (included above)	$79,849		$9,721		$5,136

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

Loans held for sale as of June 30, 2009 include $68.5 million of guaranteed student loans due to a change in the intention of management based on structural changes in the Student Loan Program. Student loans are classified as Consumer loans in the preceding table and valued at the lower of cost or market.

The amount of estimated loss due to credit risk in the Company’s loan portfolio is provided for in the allowance for loan losses. The amount of the allowance required to provide for all existing losses in the loan portfolio is an estimate based upon evaluations of loans, appraisals of collateral and other estimates which are subject to rapid change due to changing economic conditions and the economic prospects of borrowers. Given the current environment of instability in the economy at large, it is reasonably possible that a material change could occur in the estimated allowance for loan losses in the near term.

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$36,765	$30,193	$34,290	$29,127

Charge-offs	(2,419)	(355)	(3,487)	(1,254)
Recoveries	137	135	315	320

Net charge-offs	(2,282)	(220)	(3,172)	(934)

Provisions charged to operations	4,851	3,539	8,216	5,319

Balance at end of period	$39,334	$33,512	$39,334	$33,512

The net charge-offs (recoveries) by category are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Commercial, financial and other	$1,158	$12	$1,535	$44
Real estate – construction	24	3	159	11
Real estate – mortgage	911	93	1,135	606
Consumer	190	112	344	273

Total	$2,283	$220	$3,173	$934

(6)	NONPERFORMING AND RESTRUCTURED ASSETS

The following table is a summary of nonperforming and restructured assets (dollars in thousands):

	June 30,		December 31, 2008
	2009	2008
Past due over 90 days and still accruing	$21,530	$2,043	$1,346
Nonaccrual	24,186	11,070	21,359
Restructured	357	833	1,022

Total nonperforming and restructured loans	46,073	13,946	23,727
Other real estate owned and repossessed assets	11,543	2,311	3,997

Total nonperforming and restructured assets	$57,616	$16,257	$27,724

Nonperforming and restructured loans to total loans	1.68%	0.53%	0.86%

Nonperforming and restructured assets to total assets	1.35%	0.42%	0.72%

The amount of the nonperforming and restructured assets is based upon the current performance of the assets. The future performance of the assets in past due over 90 days and still accruing could possibly change to performing status given favorable restructuring results.

(7)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	June 30,				December 31, 2008
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$6,722	$(3,223)	$6,722	$(2,550)	$6,722	$(2,886)
Customer relationship intangibles	4,429	(843)	4,081	(604)	4,392	(720)

Total	$11,151	$(4,066)	$10,803	$(3,154)	$11,114	$(3,606)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization:
Three months ended June 30, 2009	$229
Three months ended June 30, 2008	224
Six months ended June 30, 2009	459
Six months ended June 30, 2008	449
Year ended December 31, 2008	902

Estimated Amortization
Year ending December 31:
2009	$916
2010	916
2011	916
2012	904
2013	762

The following is a summary of goodwill by business segment (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three and Six Months Ended June 30, 2009 and 2008; and the Year Ended December 31, 2008
Balance at beginning and end of period	$6,150	$23,295	$4,258	$624	$—	$34,327

(8)	CAPITAL

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

	Minimum Required	June 30,		December 31, 2008
		2009	2008
Tier 1 capital		$391,294	$367,399	$383,255
Total capital		$428,597	$402,040	$418,710
Risk-adjusted assets		$2,982,198	$2,992,477	$3,038,538
Leverage ratio	3.00%	9.26%	9.67%	10.02%
Tier 1 capital ratio	4.00%	13.12%	12.28%	12.61%
Total capital ratio	8.00%	14.37%	13.44%	13.78%

As of June 30, 2009 and 2008, and December 31, 2008, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(9)	STOCK REPURCHASE PLAN

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August 2002, and September 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At June 30, 2009 there were 560,000 shares remaining that could be repurchased under the SRP. The following is a summary of the shares repurchased under the program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Number of shares repurchased	—	—	—	40,000
Average price of shares repurchased	—	—	—	$40.70

(10)	SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,500,000 shares in May 2006 and to 2,650,000 shares in May 2009. At June 30, 2009, 244,660 shares are available for future grants. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2009 will become exercisable through the year 2015. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 180,000 shares in May 2006 and to 205,000 shares in May 2009 . At June 30, 2009, 50,000 shares are available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2009 will become exercisable through the year 2012. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The following is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Six Months Ended June 30, 2009
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,092,453	$27.80
Options granted	—	—
Options exercised	(10,500)	22.53
Options cancelled	(2,500)	42.60

Outstanding at June 30, 2009	1,079,453	27.82	8.47	$7,296

Exercisable at June 30, 2009	662,514	20.05	7.23	$9,624

The following is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Weighted average grant-date fair value per share of options granted	$—	$19.62	$—	$20.24
Total intrinsic value of options exercised	181	75	199	239
Cash received from options exercised	228	49	237	161
Tax benefit realized from options exercised	70	29	77	92

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

For the three months ended June 30, 2009 and 2008, the Company recorded share-based employee compensation expense, net of tax, of approximately $163,000 and $192,000, respectively; and approximately $325,000 and $367,000 for the six months ended June 30, 2009 and 2008, respectively.

The Company will continue to amortize the remaining fair value of these stock options of approximately $3.3 million, net of tax, over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	2009	2008
Risk-free interest rate	2.64%	3.57%
Dividend yield	1.50%	1.50%
Stock price volatility	74.84%	38.68%
Expected term	10 Yrs	10 Yrs

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

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. The following is a summary of the tax effects of this unrealized gain or loss (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Unrealized gain (loss) during the period:
Before-tax amount	$(917)	$(21,628)	$(3,692)	$(11,023)
Tax (expense) benefit	320	7,569	1,292	3,857

Net-of-tax amount	$(597)	$(14,059)	$(2,400)	$(7,166)

The amount of unrealized gain or loss included, net of tax, in accumulated other comprehensive income is summarized in the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Unrealized gain (loss) on securities:
Beginning balance	$13,094	$13,860	$14,677	$6,949
Current period change	(597)	(14,059)	(2,400)	(7,166)
Reclassification adjustment for gains (losses) included in net income	(24)	3,979	196	3,997

Ending balance	$12,473	$3,780	$12,473	$3,780

(12)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows (dollars in thousands, except per share data):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2009 Basic—Income available to common stockholders	$6,260	15,298,075	$0.41

Effect of stock options	—	306,204

Diluted—Income available to common stockholders plus assumed exercises of stock options	$6,260	15,604,279	$0.40

Three Months Ended June 30, 2008 Basic—Income available to common stockholders	$13,737	15,185,763	$0.91

Effect of stock options	—	362,924

Diluted—Income available to common stockholders plus assumed exercises of stock options	$13,737	15,548,687	$0.89

Six Months Ended June 30, 2009 Basic—Income available to common stockholders	$13,385	15,294,873	$0.88

Effect of stock options	—	297,527

Diluted—Income available to common stockholders plus assumed exercises of stock options	$13,385	15,592,400	$0.86

Six Months Ended June 30, 2008 Basic—Income available to common stockholders	$25,331	15,196,906	$1.67

Effect of stock options	—	359,067

Diluted—Income available to common stockholders plus assumed exercises of stock options	$25,331	15,555,973	$1.63

The following table contains the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended June 30, 2009	266,000	$39.73
Three Months Ended June 30, 2008	264,929	$44.59
Six Months Ended June 30, 2009	266,704	$38.37
Six Months Ended June 30, 2008	267,016	$43.95

(13)	SEGMENT INFORMATION

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

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
June 30, 2009
Net interest income (expense)	$9,739	$21,959	$1,917	$(1,069)	$—	$32,546
Noninterest income	2,647	8,695	4,848	7,428	(6,575)	17,043
Income before taxes	2,011	12,169	2,987	(1,105)	(6,542)	9,520

June 30, 2008
Net interest income (expense)	$10,449	$24,385	$1,665	$(1,725)	$—	$34,774
Noninterest income	2,453	8,316	4,551	21,963	(13,953)	23,330
Income before taxes	5,532	13,510	1,839	14,024	(13,936)	20,969

Six Months Ended:
June 30, 2009
Net interest income (expense)	$18,984	$43,296	$3,763	$(1,744)	$—	$64,299
Noninterest income	5,515	16,993	9,643	15,577	(14,063)	33,665
Income before taxes	6,439	23,746	4,978	(1,175)	(13,987)	20,001

June 30, 2008
Net interest income (expense)	$21,305	$47,852	$3,370	$(2,366)	$—	$70,161
Noninterest income	4,713	16,071	9,291	36,466	(25,970)	40,571
Income before taxes	12,262	26,442	3,758	22,340	(25,913)	38,889

Total Assets:
June 30, 2009	$1,380,136	$2,651,317	$209,279	$514,822	$(486,229)	$4,269,325
June 30, 2008	$1,225,138	$2,422,997	$154,266	$504,536	$(467,106)	$3,839,831
December 31, 2008	$1,256,685	$2,449,916	$218,984	$421,842	$(480,223)	$3,867,204

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

Loans Held For Sale

The Company originates mortgage loans to be sold in the secondary market. At the time of origination, the acquiring bank or governmental agency has already been determined and the terms of the loan, including interest rate, have already been set by the acquiring bank, allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination and student loans are generally sold within one year. Loans held for sale are carried at the lower of cost or market. Gains or losses recognized upon the sale of the loans are determined on a specific identification basis.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities Available for Sale	$—	$377,138	$10,836	$387,974
Derivative Assets	—	12,571	—	12,571
Derivative Liabilities	—	10,509	—	10,509
Loans Held For Sale	—	79,849	—	79,849

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the six months ended June 30, 2009 were as follows:

Securities Available for Sale
Balance – January 1, 2008	$16,345
Purchases and sales, net	(4,911)
Total unrealized losses	(598)

Balance – December 31, 2008	$10,836

(15)	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table (notional amounts and dollars in thousands):

		June 30,				December 31,
		2009		2008		2008
Oil and natural gas swaps and options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Oil
Customer	Barrels	449	$(5,162)	128	$9,203	395	$(11,159)
Counterparty	Barrels	(449)	5,788	(128)	(9,028)	(395)	11,396
Natural Gas
Customer	MMBTUs	13,550	(3,846)	3,480	11,303	8,310	$(2,918)
Counterparty	MMBTUs	(13,550)	5,282	(3,480)	(10,983)	(8,310)	3,994

The following table summarizes the Company’s notional amounts and gross fair values of oil and gas derivative positions outstanding for the period indicated (notional amounts and dollars in thousands):

		June 30, 2009

Commodity Derivatives	Notional Units	Notional Amount	Estimated Fair Value
Oil
Derivative Assets	Barrels	(404)	$6,123
Derivative Liabilities	Barrels	404	(5,498)

Natural Gas
Derivative Assets	MMBTUs	(10,100)	6,448
Derivative Liabilities	MMBTUs	10,100	(5,011)

Total Fair Value	Included in
Derivative Assets	Other Assets		12,571
Derivative Liabilities	Other Liabilities		(10,509)

The Company recognized $79,000 income in the second quarter and $451,000 income for the first six months related to the activity, which was included in Other Income.

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

The Company had credit exposure relating to oil and gas swaps and options with bank counterparties of approximately $11.1 million at June 30, 2009 and $15.4 million at December 31, 2008. Conversely, the Company had exposure to bank customers of approximately $20.5 million at June 30, 2008.

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

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the second quarter of 2009 was $6.3 million compared to $13.7 million for the second quarter of 2008. Diluted net income per share was $0.40 and $0.89 for the second quarter of 2009 and 2008, respectively. For the first six months of 2009, net income was $13.4 million, compared to $25.3 million for the first six months of 2008. Diluted net income per share for the first six months of 2009 was $0.86 compared to $1.63 for the first six months of 2008.

Total assets at June 30, 2009 were $4.3 billion, up $402 million from December 31, 2008 and up $429 million from a year ago. Total loans were $2.74 billion, down $20 million from December 31, 2008 and up $129 million from June 30, 2008. Total deposits were $3.8 billion, up $405 million from December 31, 2008 and up $416 million from June 30, 2008. Stockholders’ equity was $419 million at June 30, 2009, up $5.4 million from December 31, 2008 and up $32.0 million compared to June 30, 2008. The Company’s liquidity remains strong as its average loan to deposit ratio was 79.7% at quarter end and core deposits represented 88.6% of total deposits. The Company had no brokered deposits and no Federal Home Loan Bank borrowings. Stockholder’s equity was $419 million at June 30, 2009 which was 9.8% of total assets.

On November 18, 2008 the Company announced it would not accept funds from the U.S. Treasury’s Capital Purchase Program due to current capital levels that exceeded well-capitalized guidelines and the potential for additional governmental regulation related to the program. Also, the Company did not elect to participate in the Debt Guarantee Program for newly issued senior unsecured debt. The Company did elect to participate in the Transaction Account Guarantee Program for extended coverage on non-interest bearing transaction deposit accounts.

In April 2008, the Company completed an $80 million sale of securities resulting in a securities pre-tax gain of $6.1 million. The transaction resulted in the sale of $80 million of US Treasury securities and the purchase of Government Sponsored Enterprises (GSE) senior debt securities of similar amounts and maturities. The after-tax impact of these transactions, net of the interest income differential, was approximately $3.8 million or $0.24 per diluted earnings per share for the second quarter, and $3.3 million or $0.21 per diluted earnings per share for the year.

In March 2008, the Company, as a member bank of Visa, recorded a $1.8 million pre-tax gain from the mandatory partial redemption of the Company’s Visa shares received in the first quarter initial public offering. The gain was included in gain on sale of other assets.

Beginning in 2008 and into 2009, the national economy has seen declining home sales and values, declining commodity prices, increasing unemployment, and unstable financial markets. These events have caused credit and liquidity issues throughout the country and has resulted in an increase in credit losses at many U.S. banks. While the Oklahoma economy initially performed better than the national average, the state has felt the impact of the national recession primarily from lower commodity prices and lower tax revenues. Consequently, it is reasonable to expect nonperforming loans and loan losses of the Company to increase. Also, in light of declining interest rates and competitive pressures for deposits, the Company’s interest rate margin will likely compress further, and it is likely to experience slower loan growth. The FDIC increased deposit insurance premiums in 2009 and has made a Special Assessment in the second quarter of 2009. These increases will cause the Company’s noninterest expense to increase in 2009. The Company opted to participate in the deposit insurance guarantee for noninterest bearing deposits in excess of $250,000. This program is at a cost of 10 basis points on those account balances in excess of $250,000.

RESULTS OF OPERATIONS

Second Quarter

Net interest income totaled $32.5 million, a decrease of $2.2 million, or 6.4%, compared to the second quarter of 2008. The Company’s net interest margin (on a taxable equivalent basis) was 3.44% compared to 4.08% for the same period a year ago. The lower interest rate environment combined with an increase in earning assets with a higher concentration in overnight funds has caused the Company’s net interest margin to decline.

The Company’s provision for loan losses was $4.9 million compared to $3.5 million during the same period a year ago. The loan provision was driven primarily by the identification of a small number of commercial credits that were internally downgraded by management. Although it is possible a majority of the loans in question could be rehabilitated to performing status, provisions were made consistent with the Company’s loan reserve methodology. Net loan charge-offs were $2.3 million for the second quarter of 2009, compared to $220,000 for the second quarter of 2008. The net charge-offs represent a rate of 0.33% of average total loans for the second quarter of 2009 compared to 0.03% for the same period in 2008.

Noninterest income was $17.0 million compared to recurring operating noninterest income of $16.0 million for the same period a year ago, an increase of 6.3%, due to commercial deposit fees and increases in income from the sale of mortgage loans and student loans. Noninterest income for the second quarter of 2008 was adjusted for a one-time gain of approximately $1.8 million, before taxes, from the Company’s interest in the Visa initial public offering, a $6.1 million gain on the sale of securities, and a $1.2 million gain on the sale of an asset. Noninterest expense totaled $35.2 million versus $33.6 million for the second quarter of 2008, which included the FDIC Special Assessment of $1.9 million and higher deposit insurance premiums of $1.1 million. Apart from the Special Assessment and higher premiums, noninterest expense was down 3.9% compared to the previous year. The Company’s effective tax rate was 34.2% for the second quarter of 2009, compared to 34.5% for the second quarter of 2008. The decrease is a result of additional tax credits realized in 2009.

Year-To-Date

Net interest income for the six months ended June 30, 2009 was $64.3 million, a decrease of $5.9 million from the same period in 2008. The net interest margin in 2009 decreased to 3.56% from 4.16% for the first six months of 2008. The lower interest rate environment combined with an increase in earning assets with a higher concentration in overnight funds has caused the Company’s net interest margin to decline.

The Company’s loan loss provision was $8.2 million in the first six months of 2009, compared to $5.3 million for the same period of 2008. The loan provision was driven primarily by the identification of a small number of commercial credits that were internally downgraded by management. Net loan charge-offs were $3.2 million for the first six months of 2009, compared to $934,000 for the first six months of 2008. The net charge-offs represent an annualized rate of 0.23% of average total loans for the first six months of 2009 compared to 0.07% for the first six months of 2008.

Core noninterest income for the six months of 2009 increased $2.2 million compared to the same period for 2008. Noninterest income during the first six months of 2008 included a one-time gain of approximately $1.8 million, before taxes, from the Company’s interest in the Visa initial public offering, a $6.1 million gain on the sale of securities, and a $1.2 million gain on the sale of an asset. Core noninterest income was up in 2009 due to increases in commercial deposit fees and sales of mortgage loans and student loans. Noninterest expense increased $3.2 million compared to the first half of 2008 which included the FDIC Special Assessment of $1.9 million and higher deposit insurance premiums of $1.8 million. Apart from the Special Assessment and higher premiums, noninterest expense was down $500,000 compared to the previous year. The effective tax rate on income before taxes was 33.1%, compared to 34.9% for the first six months of 2008. The decrease is a result of additional tax credits realized in 2009.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of June 30, 2009 increased $455 million from December 31, 2008 and increased $342 million from June 30, 2008. The increase was due primarily to sweep account customers moving from outside money market funds to bank deposits and to a lesser extent from growth in deposits.

Total securities decreased $38 million compared to December 31, 2008 and $31 million compared to June 30, 2008. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth and to meet possible liquidity needs. The net unrealized gain on securities available for sale, before taxes, was $19.1 million at the end of the second quarter of 2009, compared to an unrealized gain of $22.0 million at December 31, 2008, and an unrealized gain of $5.2 million at June 30, 2008. The average taxable equivalent yield on the securities portfolio was 3.74%, 3.94% and 4.15% at June 30, 2009, December 31, 2008 and June 30, 2008, respectively

Total loans decreased $20 million from December 31, 2008 and increased $129 million from June 30, 2008. The increase compared to the second quarter of 2008 was due primarily to commercial, real estate and student loans. The decrease from year end was due to student loan sales. Due to changes in the Student Loan Program, the Company will generally sell student loans originated within one year. The allowance for loan losses increased $5.0 million from year-end 2008 and $5.8 million from the second quarter of 2008. The allowance as a percentage of total loans was 1.44%, 1.24% and 1.28% at June 30, 2009, December 31, 2008 and June 30, 2008, respectively. The allowance to nonperforming and restructured loans at the same dates was 84.0%, 144.5% and 240.3%, respectively.

Nonperforming and restructured loans totaled $46.8 million at June 30, 2009, compared to $23.7 million at December 31, 2008 and $13.9 million at June 30, 2008. During the second quarter of 2009, the Company transferred a commercial real estate property consisting of undeveloped land into Other Real Estate Owned. The property was recorded at net realizable value. The ratios of nonperforming and restructured loans to total loans for the same periods were 1.71%, 0.86% and 0.53%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Total deposits increased $405 million compared to December 31, 2008, and $416 million compared to June 30, 2008 due to customers moving funds out of off-balance sheet money market accounts and into interest bearing deposits at the bank. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 11.4% of total deposits at June 30, 2009, compared to 10.0% at December 31, 2008 and June 30, 2008. Noninterest bearing deposits to total deposits were 28.7% at June 30, 2009, compared to 30.4% at December 31, 2008 and 30.2% at June 30, 2008.

Short-term borrowings decreased $12.4 million from December 31, 2008, and $13.9 million from June 30, 2008 to $500,000. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Long-term borrowings decreased $99,000 from the second quarter of 2008 to zero. The Company does not have any borrowings from the Federal Home Loan Bank at June 30, 2009.

Stockholders’ equity was $419 million at June 30, 2009 which was an increase of $5.4 million from year-end 2008 and an increase of $32 million from the second quarter of 2008 due to accumulated earnings. Average stockholders’ equity to average assets for the second quarter of 2009 was 10.5%, compared to 10.4% at year-end 2008, and 10.3% for the second quarter of 2008. The Company’s leverage ratio and total risk-based capital ratio were 9.26% and 14.37%, respectively, at June 30, 2009, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Per Common Share Data
Net income – basic	$0.41	$0.91	$0.88	$1.67
Net income – diluted	0.40	0.89	0.86	1.63
Cash dividends	0.22	0.20	0.44	0.40
Performance Data
Return on average assets	0.61%	1.46%	0.68%	1.36%
Return on average stockholders’ equity	5.95	14.14	6.43	13.21
Cash dividend payout ratio	53.66	21.98	50.00	23.95
Net interest spread	2.86	3.37	2.95	3.36
Net interest margin	3.44	4.08	3.56	4.16
Efficiency ratio	71.02	57.82	71.20	60.08
Net charge-offs	0.33	0.03	0.23	0.07

	June 30,		December 31, 2008
	2009	2008
Balance Sheet Data
Book value per share	$27.40	$25.49	$27.08
Tangible book value per share	24.69	22.73	24.34
Average loans to deposits (year-to-date)	79.67%	77.05%	78.82%
Average earning assets to total assets (year-to-date)	92.08	91.09	91.23
Average stockholders’ equity to average assets (year-to-date)	10.52	10.29	10.35
Asset Quality Ratios
Nonperforming and restructured loans to total loans	1.68%	0.53%	0.86%
Nonperforming and restructured assets to total assets	1.35	0.42	0.72
Allowance for loan losses to total loans	1.44	1.28	1.24
Allowance for loan losses to nonperforming and restructured loans	83.99	240.30	144.52

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,787,199	$38,551	5.55%	$2,552,864	$42,587	6.69%
Securities – taxable	391,268	3,464	3.55	414,047	4,132	4.00
Securities – tax exempt	38,926	549	5.66	32,735	491	6.02
Interest bearing deposits w/ banks & FFS	610,372	537	0.35	437,327	2,241	2.06

Total earning assets	$3,827,765	$43,101	4.52%	$3,436,973	$49,451	5.77%

Nonearning assets:
Cash and due from banks	109,223			143,999
Interest receivable and other assets	232,990			230,307
Allowance for loan losses	(36,376)			(30,740)

Total nonearning assets	305,837			343,566

Total assets	$4,133,602			$3,780,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$392,130	$315	0.32%	$431,579	$525	0.49%
Savings deposits	1,166,063	4,136	1.42	1,098,194	5,696	2.08
Time deposits	903,331	5,336	2.37	833,248	7,587	3.65
Short-term borrowings	1,190	1	0.34	23,670	124	2.10
Long-term borrowings	—	—	—	323	2	2.48
Junior subordinated debentures	26,804	491	7.35	26,805	491	7.35

Total interest-bearing liabilities	$2,489,518	$10,279	1.66%	$2,413,819	$14,425	2.40%

Interest-free funds:
Noninterest-bearing deposits	1,188,547			944,433
Interest payable and other liabilities	33,569			32,706
Stockholders’ equity	421,968			389,581

Total interest free funds	1,644,084			1,366,720

Total liabilities and stockholders’ equity	$4,133,602			$3,780,539

Net interest income		$32,822			$35,026

Net interest spread			2.86%			3.37%

Net interest margin			3.44%			4.08%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,794,253	$76,895	5.55%	$2,523,044	$87,836	6.98%
Securities – taxable	400,039	7,090	3.57	422,741	8,690	4.12
Securities – tax exempt	40,215	1,136	5.70	33,680	1,013	6.03
Interest bearing deposits w/ banks & FFS	441,551	897	0.41	426,529	5,424	2.55

Total earning assets	$3,676,058	$86,018	4.72%	$3,405,994	$102,963	6.06%

Nonearning assets:
Cash and due from banks	$118,476			139,560
Interest receivable and other assets	233,234			223,712
Allowance for loan losses	(35,469)			(30,067)

Total nonearning assets	316,241			333,205

Total assets	$3,992,299			$3,739,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$374,578	$541	0.29%	$420,798	$1,167	0.56%
Savings deposits	1,134,467	8,735	1.55	1,097,087	13,606	2.49
Time deposits	876,721	10,890	2.50	829,040	16,209	3.92
Short-term borrowings	4,931	11	0.45	23,657	308	2.61
Long-term borrowings	—	—	—	423	9	4.27
Junior subordinated debentures	26,804	983	7.40	26,672	983	7.39

Total interest-bearing liabilities	$2,417,501	$21,160	1.77%	$2,397,677	$32,282	2.70%

Interest-free funds:
Noninterest-bearing deposits	1,121,684			927,744
Interest payable and other liabilities	33,217			29,081
Stockholders’ equity	419,897			384,697

Total interest free funds	1,574,798			1,341,522

Total liabilities and stockholders’ equity	$3,992,299			$3,739,199

Net interest income		$64,858			$70,681

Net interest spread			2.95%			3.36%

Net interest margin			3.56%			4.16%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2008, the date of its annual report to stockholders.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Treasurer, Bank Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the second fiscal quarter of 2009 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on May 28, 2009, the following matters were voted upon, with the votes indicated below:

	Number of Shares
Description of Proposal	Voted for	Withheld	Broker non-votes
Proposal No. 1-Election of Class I Directors
James R. Daniel	12,074,564	2,602,934	587,709
Tom H. McCasland, III	12,474,533	2,202,965	587,709
Paul B. Odom, Jr.	12,409,746	2,267,752	587,709
H.E. Rainbolt	12,125,213	2,552,285	587,709
Michael K. Wallace	12,149,024	2,528,474	587,709
G. Rainey Williams, Jr.	12,474,533	2,202,965	587,709

	Voted for	Against/ Withheld	Broker non-votes
Proposal No. 2-Approval of amendment to the BancFirst Corporation Stock Option Plan	10,604,286	2,509,000	587,709
Proposal No. 3-Approval of amendment to the BancFirst Corporation Non-Employee Director’s Stock Option Plan	10,616,832	2,498,984	587,709
Proposal No. 4-Approval of amendment to the BancFirst Corporation Director’s Deferred Stock Compensation Plan	12,910,445	203,382	587,709
Proposal No. 5- Ratification of Grant Thornton LLP as independent registered public accounting firm	14,637,675	85,683	587,709

PART II – OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on From S-3, File No. 333-112488, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

Exhibit Number	Exhibit
4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included in Section 2.2 and Section 2.3 of Exhibit 4.10).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Amended Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.1*	Ninth Amended and Restated BancFirst Corporation Stock Option Plan.

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement adopted January 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 and incorporated herein by reference).

10.3	Amended and Restated BancFirst Corporation Thrift Plan adopted January 1, 2007 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 and incorporated herein by reference).

10.4	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.7*	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan.

10.8*	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan.

10.9*	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement adopted June 25, 2009.

10.10*	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted June 25, 2009.

31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit
32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date August 10, 2009	/s/ Joe T. Shockley, Jr.
(Signature)
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer