Form 10-Q
period 2009-09-30
BANCFIRST CORP /OK/
filed 2009-11-09
CIK 760498

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009 there were 15,302,891 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share data)

	September 30,		December 31, 2008
	2009	2008
ASSETS
Cash and due from banks	$104,224	$239,926	$126,227
Interest-bearing deposits with banks	911,015	5,735	326,874
Federal funds sold	—	200,350	1,000
Securities (market value: $392,532, $462,850, and $456,075 respectively)	391,627	462,595	455,568
Loans:
Total loans (net of unearned interest)	2,713,169	2,730,409	2,757,854
Allowance for loan losses	(36,016)	(33,862)	(34,290)

Loans, net	2,677,153	2,696,547	2,723,564
Premises and equipment, net	90,659	89,792	91,411
Other real estate owned	10,211	3,276	3,782
Intangible assets, net	6,867	7,425	7,508
Goodwill	34,327	34,327	34,327
Accrued interest receivable	22,056	23,900	24,398
Other assets	73,964	61,645	72,545

Total assets	$4,322,103	$3,825,518	$3,867,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,081,441	$989,581	$1,025,749
Interest-bearing	2,750,382	2,371,652	2,351,859

Total deposits	3,831,823	3,361,233	3,377,608
Short-term borrowings	1,100	15,404	12,884
Accrued interest payable	4,300	6,176	5,827
Other liabilities	32,438	18,253	30,290
Junior subordinated debentures	26,804	26,804	26,804

Total liabilities	3,896,465	3,427,870	3,453,413

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,302,891, 15,242,061 and 15,281,141 respectively	15,303	15,242	15,281
Capital surplus	69,242	66,458	67,975
Retained earnings	328,379	311,155	315,858
Accumulated other comprehensive income (loss), net of income tax of $(6,846), $(2,581) and $(7,903), respectively	12,714	4,793	14,677

Total stockholders’ equity	425,638	397,648	413,791

Total liabilities and stockholders’ equity	$4,322,103	$3,825,518	$3,867,204

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$37,699	$42,744	$114,434	$130,415
Securities:
Taxable	3,267	3,949	10,357	12,639
Tax-exempt	330	386	1,068	1,044
Federal funds sold	1	1,898	1	7,246
Interest-bearing deposits with banks	702	34	1,598	110

Total interest income	41,999	49,011	127,458	151,454

INTEREST EXPENSE
Deposits	8,556	13,164	28,722	44,146
Short-term borrowings	—	105	11	413
Long-term borrowings	—	—	—	9
Junior subordinated debentures	491	491	1,474	1,474

Total interest expense	9,047	13,760	30,207	46,042

Net interest income	32,952	35,251	97,251	105,412
Provision for loan losses	998	2,270	9,214	7,589

Net interest income after provision for loan losses	31,954	32,981	88,037	97,823

NONINTEREST INCOME
Trust revenue	1,632	1,617	4,354	4,481
Service charges on deposits	9,551	8,545	27,287	24,440
Securities transactions	20	776	322	6,925
Income from sales of loans	775	747	2,157	1,799
Insurance commissions and premiums	1,889	1,924	5,423	5,454
Cash management services	2,251	2,872	7,504	7,994
Gain (loss) on sale of other assets	(9)	(27)	151	2,984
Other	930	1,330	3,506	4,278

Total noninterest income	17,039	17,784	50,704	58,355

NONINTEREST EXPENSE
Salaries and employee benefits	19,938	20,038	59,951	60,593
Occupancy and fixed assets expense, net	2,004	2,324	6,211	6,519
Depreciation	1,943	1,947	5,555	5,605
Amortization of intangible assets	210	225	669	674
Data processing services	924	872	2,709	2,366
Net (income) expense from other real estate owned	164	(55)	373	(71)
Marketing and business promotion	1,229	1,470	3,844	4,320
Other	9,069	7,486	25,916	20,825

Total noninterest expense	35,481	34,307	105,228	100,831

Income before taxes	13,512	16,458	33,513	55,347
Income tax expense	4,122	5,500	10,738	19,058

Net income	9,390	10,958	22,775	36,289
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	228	509	(2,172)	(6,657)
Reclassification adjustment for gains (losses) included in net income	13	504	209	4,501

Comprehensive income	$9,631	$11,971	$20,812	$34,133

NET INCOME PER COMMON SHARE
Basic	$0.61	$0.72	$1.49	$2.39

Diluted	$0.60	$0.70	$1.46	$2.33

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
COMMON STOCK
Issued at beginning of period	$15,302	$15,187	$15,281	$15,217
Shares issued	1	55	22	65
Shares acquired and canceled	—	—	—	(40)

Issued at end of period	$15,303	$15,242	$15,303	$15,242

CAPITAL SURPLUS
Balance at beginning of period	$68,919	$64,672	$67,975	$63,917
Common stock issued	24	981	349	1,132
Tax effect of stock options	56	494	144	490
Stock options expense	243	311	774	919

Balance at end of period	$69,242	$66,458	$69,242	$66,458

RETAINED EARNINGS
Balance at beginning of period	$322,508	$303,542	$315,858	$285,879
Net income	9,390	10,958	22,775	36,289
Dividends on common stock	(3,519)	(3,345)	(10,254)	(9,420)
Common stock acquired and canceled	—	—	—	(1,593)

Balance at end of period	$328,379	$311,155	$328,379	$311,155

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$12,473	$3,780	$14,677	$6,949
Net change	241	1,013	(1,963)	(2,156)

Balance at end of period	$12,714	$4,793	$12,714	$4,793

Total stockholders’ equity	$425,638	$397,648	$425,638	$397,648

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES	$38,686	$43,951

INVESTING ACTIVITIES
Purchases of securities:
Held for investment	(1,285)	(14,035)
Available for sale	(31,533)	(203,460)
Maturities of securities:
Held for investment	7,014	4,583
Available for sale	78,375	131,069
Proceeds from sales and calls of securities:
Held for investment	20	42
Available for sale	6,554	89,428
Net decrease in federal funds sold	1,000	198,650
Purchases of loans	(25,473)	(35,740)
Proceeds from sales of loans	99,725	41,924
Net other increase in loans	(44,254)	(253,222)
Purchases of premises, equipment and other	(5,403)	(8,311)
Proceeds from the sale of other real estate owned, repossessed assets and other	5,248	5,613

Net cash provided/(used) in investing activities	89,988	(43,459)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	388,433	34,161
Net increase in certificates of deposits	65,782	38,568
Net decrease in short-term borrowings	(11,784)	(14,997)
Net decrease in long-term borrowings	—	(606)
Issuance of common stock	1,287	2,606
Acquisition of common stock	—	(1,633)
Cash dividends paid	(10,254)	(9,420)

Net cash provided by financing activities	433,464	48,679

Net increase in cash and due from banks	562,138	49,171
Cash and due from banks at the beginning of the period	453,101	196,490

Cash and due from banks at the end of the period	$1,015,239	$245,661

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$31,734	$47,697

Cash paid during the period for income taxes	$10,900	$19,759

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

In June 2009, the FASB issued FAS No. 168 (“FAS 168”), “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162” which replaces FAS No. 162 (“FAS 162”) “The Hierarchy of Generally Accepted Accounting Principles”. FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. FAS 168 was effective for the Company’s financial statements for periods ending after September 15, 2009. FAS 168 was subsequently incorporated into FASB ASC Topic 105, reported as FASB Accounting Standards Update 2009-01, and did not have a significant impact on the Company’s financial statements.

In May 2009, the FASB issued FAS No. 165 (“FAS 165”), “Subsequent Events” to provide authoritative accounting guidance on management’s assessment of subsequent events. FAS 165 incorporates existing U.S. auditing literature and clarifies that management is responsible for evaluating, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. FAS 165 is effective for the Company as of June 30, 2009. The adoption of FAS 165 did not have a significant impact on the Company’s financial statements. The Company evaluated its September 30, 2009 financial statements for subsequent events through November 9, 2009, the filing date of this report. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements. FAS 165 was subsequently incorporated into FASB ASC Topic 855.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”):

•

FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” amends the other-than-temporary impairment guidance under U.S. GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statements. The FSP specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. The credit loss component of an other-than-temporarily impaired debt security must be determined based on the company’s best estimate of cash flows expected to be collected. FAS No. 115-2 and FAS No. 124-2 were subsequently incorporated into FASB ASC Topic 320.

•

FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” provides additional guidance for estimating fair value in accordance with FAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FAS 157 does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but this FSP states that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FAS No. 157-4 was subsequently incorporated into FASB ASC Topic 820.

•

FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis. FAS No. 107-1 and APB 28-1 were subsequently incorporated into FASB ASC Topic 820.

These three FSP’s were effective for the interim and annual periods ending after June 15, 2009 and subsequent incorporation in FASB ASC topics did not have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued FAS No. 161 (“FAS 161”), “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” which amends FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” FAS 161 amended and expanded the disclosure requirements of FAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 was effective for the Company on January 1, 2009, subsequently incorporated into FASB ASC Topic 815, and did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed (including contingent liabilities), and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. FAS 141R was effective for our fiscal year beginning January 1, 2009, subsequently incorporated into FASB ASC Topic 805, and is not expected to have a material effect on the recently announced acquisition.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements (see Note 15 – Fair Value Measurements). The Company adopted the provisions of FAS 157 on January 1, 2008 for financial assets and financial liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS 157-2, “Effective Date of FASB Statement No. 157,” the Company delayed the application of FAS 157 for non-financial assets and non-financial liabilities to January 1, 2009. The provisions of SFAS 157-2 which was subsequently incorporated into FASB ASC Topic 820 and did not have a significant impact on the Company’s financial statements.

(3)	RECENT DEVELOPMENTS: MERGERS, ACQUISITIONS AND DISPOSALS

On October 2, 2009 the Company announced it entered into an agreement to purchase First Jones Bancorporation and its subsidiary bank, First State Bank, Jones, Oklahoma. First State Bank had $40 million in total assets and equity capital of $4.6 million. The transaction is subject to regulatory approval and is expected to be completed before year end 2009.

On May 22, 2009 the FDIC imposed a Special Assessment on member financial institutions that was based on June 30, 2009 assets less tier one capital. The amount of $1.9 million was accrued in the second quarter and paid on September 30, 2009.

In November 2008, the Company announced it would not accept funds from the U.S. Treasury’s Capital Purchase Program due to current capital levels that exceeded well-capitalized guidelines and the potential for additional governmental regulation related to the program. Also, the Company did not elect to participate in the Debt Guarantee Program for newly issued senior unsecured debt. The Company did elect to participate in the Transaction Account Guarantee Program for extended coverage on non-interest bearing transaction deposit accounts.

(4)	SECURITIES

The following table summarizes securities held for investment and securities available for sale (dollars in thousands):

	September 30,		December 31, 2008
	2009	2008
Held for investment, at cost (market value: $29,622, $34,932 and $34,975, respectively)	$28,717	$34,677	$34,468
Available for sale, at market value	362,910	427,918	421,100

Total	$391,627	$462,595	$455,568

The following table summarizes the maturity of securities (dollars in thousands):

	September 30,		December 31, 2008
	2009	2008
Contractual maturity of debt securities:
Within one year	$89,728	$127,664	$116,396
After one year but within five years	276,019	291,632	289,849
After five years	14,580	27,830	32,978

Total debt securities	380,327	447,126	439,223
Equity securities	11,300	15,469	16,345

Total	$391,627	$462,595	$455,568

The Company held 214, 209 and 205 debt securities available for sale that had unrealized gains as of September 30, 2009 and 2008 and December 31, 2008, respectively. These securities had a market value totaling $340.6 million, $196.5 million and $404.6 million, respectively, and unrealized gains totaling $17.0 million, $6.0 million and $19.4 million, respectively. The Company also held 7, 55 and 48 debt securities available for sale that had unrealized losses, respectively. These securities had a market value totaling $11.3 million, $217.5 million and $1.7 million and unrealized losses totaling $68,000, $1.1 million and $14,000, respectively. The Company has both the intent and ability to hold these debt securities until the unrealized losses are recovered.

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	September 30,				December 31,
	2009		2008		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$503,584	18.56%	$536,953	19.67%	$513,647	18.63%
Oil & gas production & equipment	91,275	3.37	77,289	2.83	84,770	3.07
Agriculture	73,879	2.72	76,007	2.79	86,752	3.15
State and political subdivisions:
Taxable	9,842	0.36	5,635	0.21	5,595	0.20
Tax-exempt	9,031	0.33	8,412	0.31	8,292	0.30
Real Estate:
Construction	206,793	7.62	249,453	9.14	246,269	8.93
Farmland	86,543	3.19	94,027	3.44	92,050	3.34
One to four family residences	563,982	20.79	537,717	19.69	543,183	19.70
Multifamily residential properties	32,190	1.19	38,670	1.42	45,250	1.64
Commercial	757,311	27.91	761,050	27.87	768,562	27.87
Consumer	349,080	12.87	320,057	11.72	335,938	12.18
Other	29,659	1.09	25,139	0.91	27,546	0.99

Total loans	$2,713,169	100.00%	$2,730,409	100.00%	$2,757,854	100.00%

Loans held for sale (included above)	$86,450		$10,872		$5,136

The Company’s loans are mostly to customers within Oklahoma and over half of the loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, vehicles, equipment, accounts receivable, inventory and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

Loans held for sale as of September 30, 2009 include $77.6 million of guaranteed student loans due to a change in the intention of management based on structural changes in the Student Loan Program. Student loans are classified as consumer loans in the preceding table and valued at the lower of cost or market.

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

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$39,334	$33,512	$34,290	$29,127

Charge-offs	(4,449)	(2,083)	(7,935)	(3,337)
Recoveries	133	163	447	483

Net charge-offs	(4,316)	(1,920)	(7,488)	(2,854)

Provisions charged to operations	998	2,270	9,214	7,589

Balance at end of period	$36,016	$33,862	$36,016	$33,862

The net charge-offs (recoveries) by category are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Commercial, financial and other	$3,886	$1,357	$5,420	$1,401
Real estate – construction	66	313	225	324
Real estate – mortgage	180	130	1,315	736
Consumer	184	120	528	393

Total	$4,316	$1,920	$7,488	$2,854

(6)	NONPERFORMING AND RESTRUCTURED ASSETS

The following table is a summary of nonperforming and restructured assets (dollars in thousands):

	September 30,		December 31, 2008
	2009	2008
Past due over 90 days and still accruing	$9,941	$892	$1,346
Nonaccrual	37,319	20,229	21,359
Restructured	561	940	1,022

Total nonperforming and restructured loans	47,821	22,061	23,727
Other real estate owned and repossessed assets	10,587	3,423	3,997

Total nonperforming and restructured assets	$58,408	$25,484	$27,724

Nonperforming and restructured loans to total loans	1.76%	0.81%	0.86%

Nonperforming and restructured assets to total assets	1.35%	0.67%	0.72%

(7)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	September 30,				December 31, 2008
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$6,722	$(3,390)	$6,722	$(2,717)	$6,722	$(2,886)
Customer relationship intangibles	4,441	(906)	4,081	(661)	4,392	(720)

Total	$11,163	$(4,296)	$10,803	$(3,378)	$11,114	$(3,606)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization:
Three months ended September 30, 2009	$210
Three months ended September 30, 2008	225
Nine months ended September 30, 2009	669
Nine months ended September 30, 2008	674
Year ended December 31, 2008	902

Estimated Amortization
Year ending December 31:
2009	$919
2010	919
2011	919
2012	907
2013	765

The following is a summary of goodwill by business segment (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three and Nine Months Ended September 30, 2009 and 2008 and the Year Ended December 31, 2008
Balance at beginning and end of period	$6,150	$23,295	$4,258	$624	$—	$34,327

(8)	COMMITMENTS AND CONTINGENT LIABILITIES

During the third quarter of 2009, the Company was advised by the State of Oklahoma of a demand for payment of $2.3 million related to an embezzlement conducted by an employee of the state who deposited stolen checks into an account at BancFirst that was opened under false pretenses. Counsel for the Company believes it has several meritorious defenses to the claims asserted although resolution of the matter may not occur for several years. Management does not anticipate any material loss from the demand.

(9)	CAPITAL

The Company is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. The required minimums and the Company’s respective ratios are shown in the following table (dollars in thousands):

	Minimum Required	September 30,		December 31, 2008
		2009	2008
Tier 1 capital		$397,706	$377,080	$383,255
Total capital		$433,722	$412,071	$418,710
Risk-adjusted assets		$2,916,529	$3,039,855	$3,038,538
Leverage ratio	3.00%	9.29%	9.97%	10.02%
Tier 1 capital ratio	4.00%	13.64%	12.40%	12.61%
Total capital ratio	8.00%	14.87%	13.56%	13.78%

As of September 30, 2009 and 2008, and December 31, 2008, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(10)	STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August 2002, and September 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At September 30, 2009 there were 560,000 shares remaining that could be repurchased under the SRP. The following table is a summary of the shares repurchased under the program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Number of shares repurchased	—	—	—	40,000
Average price of shares repurchased	—	—	—	$40.70

(11)	SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,500,000 shares in May 2006 and to 2,650,000 shares in May 2009. At September 30, 2009, 157,460 shares are available for future grants. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2009 will become exercisable through the year 2015. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 180,000 shares in May 2006 and to 205,000 shares in May 2009. At September 30, 2009, 50,000 shares are available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2009 will become exercisable through the year 2012. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Nine Months Ended September 30, 2009
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,092,453	$27.80
Options granted	92,200	35.58
Options exercised	(11,750)	22.26
Options cancelled	(7,500)	43.37

Outstanding at September 30, 2009	1,165,403	28.38	8.73	$9,970

Exercisable at September 30, 2009	683,639	20.35	7.06	$11,334

The following table is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average grant-date fair value per share of options granted	$21.93	N/A	$21.93	$20.24
Total intrinsic value of options exercised	20	1,589	218	1,828
Cash received from options exercised	25	1,035	262	1,196
Tax benefit realized from options exercised	8	615	85	707

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

For the three months ended September 30, 2009 and 2008, the Company recorded share-based employee compensation expense of approximately $149,000 and $184,000, respectively, net of tax and approximately $475,000 and $550,000 for the nine months ended September 30, 2009 and 2008, respectively.

The Company will continue to amortize the remaining fair value of these stock options of approximately $3.2 million, net of tax, over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	2009	2008
Risk-free interest rate	3.64%	3.85%
Dividend yield	1.50%	1.50%
Stock price volatility	63.28%	38.37%
Expected term	10 Yrs	10 Yrs

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

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. The following table is a summary of the tax effects of this unrealized gain or loss (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Unrealized gain (loss) during the period:
Before-tax amount	$350	$782	$(3,342)	$(10,241)
Tax (expense) benefit	(122)	(273)	1,170	3,584

Net-of-tax amount	228	$509	$(2,172)	$(6,657)

The amount of unrealized gain or loss included, net of tax, in accumulated other comprehensive income is summarized in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Unrealized gain (loss) on securities:
Beginning balance	$12,473	$3,780	$14,677	$6,949
Current period change	228	509	(2,172)	(6,657)
Reclassification adjustment for gains (losses) included in net income	13	504	209	4,501

Ending balance	$12,714	$4,793	$12,714	$4,793

(13)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows (dollars in thousands, except per share data):

Three Months Ended September 30, 2009
Basic
Income available to common stockholders	$9,390	15,302,199	$0.61

Effect of stock options	—	283,756

Diluted
Income available to common stockholders plus assumed exercises of stock options	$9,390	15,585,955	$0.60

Three Months Ended September 30, 2008
Basic
Income available to common stockholders	$10,958	15,217,546	$0.72

Effect of stock options	—	371,669

Diluted
Income available to common stockholders plus assumed exercises of stock options	$10,958	15,589,215	$0.70

Nine Months Ended September 30, 2009
Basic
Income available to common stockholders	$22,775	15,297,342	$1.49

Effect of stock options	—	293,809

Diluted
Income available to common stockholders plus assumed exercises of stock options	$22,775	15,591,151	$1.46

Nine Months Ended September 30, 2008
Basic
Income available to common stockholders	$36,289	15,203,836	$2.39

Effect of stock options	—	363,959

Diluted
Income available to common stockholders plus assumed exercises of stock options	$36,289	15,567,795	$2.33

The following table shows the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended September 30, 2009	405,150	$35.79
Three Months Ended September 30, 2008	212,500	$46.57
Nine Months Ended September 30, 2009	285,063	$37.47
Nine Months Ended September 30, 2008	254,193	$45.74

(14)	SEGMENT INFORMATION

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

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
September 30, 2009
Net interest income (expense)	$10,233	$21,948	$1,860	$(1,089)	$—	$32,952
Noninterest income	2,617	8,677	5,131	10,417	(9,803)	17,039
Income before taxes	4,219	12,023	2,810	4,124	(9,664)	13,512

September 30, 2008
Net interest income (expense)	$10,721	$23,233	$1,781	$(484)	$—	$35,251
Noninterest income	2,486	8,627	6,113	11,625	(11,067)	17,784
Income before taxes	5,595	13,548	3,383	4,860	(10,928)	16,458

Nine Months Ended:
September 30, 2009
Net interest income (expense)	$29,217	$65,244	$5,623	$(2,833)	$—	$97,251
Noninterest income	8,132	25,670	14,774	25,994	(23,866)	50,704
Income before taxes	10,658	35,769	7,788	2,949	(23,651)	33,513

September 30, 2008
Net interest income (expense)	$32,026	$71,085	$5,151	$(2,850)	$—	$105,412
Noninterest income	7,199	24,698	15,404	48,091	(37,037)	58,355
Income before taxes	17,857	39,990	7,141	27,200	(36,841)	55,347

Total Assets:
September 30, 2009	$1,402,690	$2,650,800	$241,422	$514,112	$(486,921)	$4,322,103
September 30, 2008	$1,241,749	$2,387,628	$210,333	$451,832	$(466,024)	$3,825,518
December 31, 2008	$1,256,685	$2,449,916	$218,984	$421,842	$(480,223)	$3,867,204

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

(15)	FAIR VALUE MEASUREMENTS

ASC Topic 820 (formerly FAS 157) establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

•

Level 3 Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Loans Held For Sale

The Company originates mortgage and student loans to be sold. At the time of origination, the acquiring bank or governmental agency has already been determined and the terms of the loan, including interest rate, have already been set by the acquiring bank, allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination and student loans are generally sold within one year. Loans held for sale are carried at lower of cost or market. Gains or losses recognized upon the sale of the loans are determined on a specific identification basis.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities Available for Sale	$—	$351,610	$11,300	$362,910
Derivative Assets	—	9,898	—	9,898
Derivative Liabilities	—	7,848	—	7,848
Loans Held For Sale	—	86,450	—	86,450

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the nine months ended September 30, 2009 were as follows:

Securities Available for Sale
Balance – January 1, 2009	$16,345
Purchases and sales, net	(4,426)
Total unrealized losses	(619)

Balance – September 30, 2009	$11,300

(16)	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table (notional amounts and dollars in thousands):

		September 30,				December 31,
		2009		2008		2008
Oil and natural gas swaps and options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Oil
Derivative Assets	Barrels	(216)	$5,456	126	$(1,035)	273	$11,230
Derivative Liabilities	Barrels	216	(4,905)	(126)	1,227	(273)	(10,750)
Natural Gas
Derivative Assets	MMBTUs	(4,527)	4,442	2,456	2,615	(6,746)	$6,379
Derivative Liabilities	MMBTUs	4,527	(2,943)	(2,456)	(2,192)	6,746	(5,547)
Total Fair Value	Included in
Derivative Assets	Other Assets		9,898		1,580		17,609
Derivative Liabilities	Other Liabilities		7,848		965		16,297

The Company recognized income related to the activity, which was included in Other Income and summarized in the following table (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Derivative Income	$121	$62	$572	$456

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

The Company had credit exposure relating to oil and gas swaps and options with bank counterparties of approximately $7.9 million at September 30, 2009 and $15.4 million at December 31, 2008. Conversely, the Company had exposure to bank customers of approximately $1.6 million at September 30, 2008.

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

BANCFIRST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Net income for the third quarter of 2009 was $9.4 million compared to $11.0 million for the third quarter of 2008. Diluted net income per share was $0.60 and $0.70 for the third quarter of 2009 and 2008, respectively. For the first nine months of 2009, net income was $22.8 million, compared to $36.3 million for the first nine months of 2008. Diluted net income per share for the first nine months of 2009 was $1.46 compared to $2.33 for the first nine months of 2008. The results for 2009 and 2008 include several one-time items that are more fully described below.

Total assets at September 30, 2009 were $4.3 billion, up $455 million from December 31, 2008 and up $497 million from a year ago. Total loans were $2.71 billion, virtually unchanged from December 31, 2008 and September 30, 2008. Total deposits were $3.8 billion, up $454 million from December 31, 2008 and up $471 million from September 30, 2008. Stockholders’ equity was $426 million, or 9.9% of total assets, at September 30, 2009, up $12 million from December 31, 2008 and $28 million from September 30, 2008. The Company’s liquidity remains strong as its average loan to deposit ratio was 76.3% at quarter end and core deposits represented 93.0% of total deposits. The Company had no brokered deposits and no Federal Home Loan Bank borrowings.

On October 2, 2009 the Company announced it entered into an agreement to purchase First Jones Bancorporation and its subsidiary bank, First State Bank, Jones, Oklahoma. First State Bank had $40 million in total assets and equity capital of $4.6 million. The transaction is subject to regulatory approval and is expected to be completed before year end 2009.

On May 22, 2009 the FDIC imposed a Special Assessment on member financial institutions that was based on June 30, 2009 assets less tier one capital. The amount of $1.9 million was accrued in the second quarter and paid on September 30, 2009.

In November 2008, the Company announced it would not accept funds from the U.S. Treasury’s Capital Purchase Program due to current capital levels that exceeded well-capitalized guidelines and the potential for additional governmental regulation related to the program. Also, the Company did not elect to participate in the Debt Guarantee Program for newly issued senior unsecured debt. The Company did elect to participate in the Transaction Account Guarantee Program for extended coverage on non-interest bearing transaction deposit accounts.

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

Beginning in 2008 and into 2009, the national economy has seen declining home sales and values, a generally declining dollar, volatile commodity prices, increasing unemployment and unstable financial markets. These events have caused credit and liquidity issues throughout the country and has resulted in an increase in credit losses at many U.S. banks. While the Oklahoma economy initially performed better than the national average, the state has felt the impact of the national recession primarily from lower commodity prices and lower tax revenues. Consequently, it is reasonable to expect nonperforming loans and loan losses of the Company to increase. Also, in light of the low interest rate environment and competitive pressures for deposits, the Company’s interest rate margin will likely stay compressed until interest rates rise, and it is likely to experience slower loan growth.

The FDIC increased deposit insurance premiums in 2009 and made a Special Assessment in the second quarter of 2009. These increases caused the Company’s noninterest expense to increase in 2009. The Company opted to participate in the deposit insurance guarantee for noninterest bearing deposits in excess of $250,000. This program is at a cost of 10 basis points on those account balances in excess of $250,000 and is in effect until June 30, 2010. If the FDIC imposes the mandatory three-year prepayment of insurance premiums, the payment is expected to be between $20 and $21 million. Although the prepayment does not change the amount of FDIC insurance expense over the prepayment period, the early payment may cause a marginal decline in net interest income.

It appears likely that current proposed legislation may centralize student lending in a governmental agency which would result in an end to the student loan programs provided by the Company.

RESULTS OF OPERATIONS

Third Quarter

Net interest income totaled $33.0 million, a decrease of $2.3 million, or 6.5%, compared to the third quarter of 2008. The Company’s net interest margin (on a taxable equivalent basis) was 3.27% compared to 4.03% for the same period a year ago. The lower interest rate environment combined with an increase in earning assets with a higher concentration in overnight funds has caused the Company’s net interest margin to decline.

The Company’s provision for loan losses was $998,000 compared to $2.3 million during the same period a year ago. Net loan charge-offs were $4.3 million for the third quarter of 2009, compared to $1.9 million for the third quarter of 2008. One charge-off of a commercial loan which had been fully provided for accounted for $3.5 million of the total for the quarter. The net charge-offs represent a rate of 0.63% of average total loans for the third quarter of 2009 compared to 0.32% for the same period in 2008.

Noninterest income was $17.0 million for the quarter compared to $17.8 million for the same quarter a year ago. The decrease was due primarily to lower cash management revenues resulting from lower investment sweep balances. Noninterest expense of $35.5 million was up 3.4% from the operating expenses a year ago driven primarily by higher FDIC insurance premiums. The Company’s effective tax rate was 30.5% for the quarter compared to 33.4% a year ago. The decrease is a result of additional tax credits realized in 2009.

Year-To-Date

Net interest income for the nine months ended September 30, 2009 was $97.3 million, a decrease of $8.2 million from the same period in 2008. The net interest margin in 2009 decreased to 3.45% from 4.11% for the first nine months of 2008. The lower interest rate environment combined with an increase in earning assets with a higher concentration in overnight funds has caused the Company’s net interest margin to decline.

The Company provided a $9.2 million provision for loan losses in the first nine months of 2009, compared to $7.6 million for the same period of 2008. The loan provision was driven primarily by the identification of certain commercial credits that were internally downgraded by management. Net loan charge-offs were $7.5 million for the first nine months of 2009, compared to $2.9 million for the first nine months of 2008. The net charge-offs represent an annualized rate of 0.36% of average total loans for the first nine months of 2009 compared to 0.15% for the first nine months of 2008.

Noninterest income for the nine months of 2009 decreased $7.7 million compared to the same period for 2008. Noninterest income during the first nine months of 2008 included nonrecurring items totaling $9.1 million before taxes including pretax gains of approximately $1.8 million from the Company’s interest in the Visa initial public offering, $6.1 million on the sale of securities, and $1.2 million on the sale of an asset. Core noninterest income was up in 2009 due to increases in commercial deposit fees and sales of mortgage loans and student loans offset by lower cash management fees. Noninterest expense increased $4.4 million compared to the first nine months of 2008 due primarily to higher FDIC insurance premiums. Income tax expense decreased $8.3 million compared to the first nine months of 2008 due to lower profitability and a lower effective tax rate. The effective tax rate on income before taxes was 32.0%, compared to 34.4% for the first nine months of 2008. The decrease is a result of additional tax credits realized in 2009.

FINANCIAL POSITION

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of September 30, 2009 increased $561 million from December 31, 2008 and increased $569 million from September 30, 2008. The increase was due primarily to sweep account customers moving from outside money market funds to bank deposits and to a lesser extent from growth in deposits.

Total securities decreased $64 million compared to December 31, 2008 and $71 million compared to September 30, 2008. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth and to meet possible liquidity needs. The net unrealized gain on securities available for sale, before taxes, was $19.6 million at the end of the third quarter of 2009, compared to an unrealized gain of $22.6 million at December 31, 2008, and an unrealized gain of $7.4 million at September 30, 2008. The average taxable equivalent yield on the securities portfolio was 3.76%, 3.94% and 4.18% at September 30, 2009, December 31, 2008 and September 30, 2008, respectively.

Total loans decreased $45 million from December 31, 2008 and decreased $17 million from September 30, 2008. The decrease from year end and quarter end 2008 was due to student loan sales. Due to changes in the Student Loan Program, the Company will generally sell student loans originated within one year. The allowance for loan losses increased $1.7 million from year-end 2008 and $2.1 million from the third quarter of 2008. The allowance as a percentage of total loans was 1.33%, 1.24% and 1.24% at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. The allowance to nonperforming and restructured loans at the same dates was 75.3%, 144.5% and 153.5%, respectively. The allowance to nonperforming and restructured loans was largely impacted by the relatively high percentage of highly collateralized loans.

Nonperforming and restructured loans totaled $47.8 million at September 30, 2009, compared to $23.7 million at December 31, 2008 and $22.1 million at September 30, 2008. The ratio of nonperforming and restructured loans to total loans for the same periods was 1.76%, 0.86% and 0.81%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic and credit cycles.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $72.3 million of these loans at September 30, 2009 compared to $66.8 million at December 31, 2008 and $70.6 million at September 30, 2008. These loans are not included in nonperforming and restructured assets. In general, these loans are adequately collateralized and have no identifiable loss potential. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Total deposits increased $454 million compared to December 31, 2008, and $471 million compared to September 30, 2008 due primarily to customers moving funds out of money market investments and into interest bearing deposits at the bank. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 10.7% of total deposits at September 30, 2009, up slightly compared to 10.1% at December 31, 2008 and September 30, 2008. The Company does not utilize brokered deposits.

Short-term borrowings decreased $11.8 million from December 31, 2008, and $14.3 million from September 30, 2008. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

The Company does not have any borrowings from the Federal Home Loan Bank or other sources at September 30, 2009.

Stockholders’ equity was $425.6 million at September 30, 2009 which was an increase of $11.8 million from year-end 2008 and an increase of $28.0 million from the third quarter of 2008 due to accumulated earnings. Average stockholders’ equity to average assets for the third quarter of 2009 was 10.26%, compared to 10.28% for the third quarter of 2008. The Company’s leverage ratio and total risk-based capital ratio were 9.29% and 14.87%, respectively, at September 30, 2009, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Per Common Share Data
Net income – basic	$0.61	$0.72	$1.49	$2.39
Net income – diluted	0.60	0.70	1.46	2.33
Cash dividends	0.23	0.22	0.67	0.62
Performance Data
Return on average assets	0.86%	1.13%	0.74%	1.28%
Return on average stockholders’ equity	8.77	11.04	7.22	12.47
Cash dividend payout ratio	37.70	30.56	44.97	25.94
Net interest spread	2.78	3.34	2.89	3.35
Net interest margin	3.27	4.03	3.45	4.11
Efficiency ratio	70.97	64.69	71.12	61.57
Net charge-offs	0.63	0.32	0.36	0.15

		September 30,		December 31, 2008
		2009	2008
Balance Sheet Data
Book value per share		$27.81	$26.09	$27.08
Tangible book value per share		25.12	23.35	24.34
Average loans to deposits (year-to-date)		76.34%	77.66%	78.82%
Average earning assets to total assets (year-to-date)		92.40	91.09	91.23
Average stockholders’ equity to average assets (year-to-date)		10.26	10.28	10.35
Asset Quality Ratios
Nonperforming and restructured loans to total loans		1.76%	0.81%	0.86%
Nonperforming and restructured assets to total assets		1.35	0.67	0.72
Allowance for loan losses to total loans		1.33	1.24	1.24
Allowance for loan losses to nonperforming and restructured loans		75.31	153.50	144.52

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,709,421	$37,783	5.53%	$2,652,458	$42,822	6.41%
Securities – taxable	363,763	3,267	3.56	407,465	3,950	3.85
Securities – tax exempt	36,102	508	5.58	41,689	594	5.65
Federal funds sold	921,711	702	0.30	398,197	1,932	1.92

Total earning assets	4,030,997	42,260	4.16	3,499,809	49,298	5.59

Nonearning assets:
Cash and due from banks	107,829			145,734
Interest receivable and other assets	236,238			229,689
Allowance for loan losses	(39,370)			(33,456)

Total nonearning assets	304,697			341,967

Total assets	$4,335,694			$3,841,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$375,863	$352	0.37%	$429,837	$537	0.50%
Savings deposits	1,291,694	3,419	1.05	1,112,228	5,767	2.06
Time deposits	910,662	4,785	2.08	838,672	6,860	3.25
Short-term borrowings	634	—	—	21,721	105	1.92
Long-term borrowings	—	—	—	30	—	—
Junior subordinated debentures	26,804	491	7.27	26,803	491	7.27

Total interest-bearing liabilities	2,605,657	9,047	1.38	2,429,291	13,760	2.25

Interest-free funds:
Noninterest-bearing deposits	1,271,062			983,074
Interest payable and other liabilities	34,401			35,621
Stockholders’ equity	424,574			393,790

Total interest free funds	1,730,037			1,412,485

Total liabilities and stockholders’ equity	$4,335,694			$3,841,776

Net interest income		$33,213			$35,538

Net interest spread			2.78%			3.34%

Net interest margin			3.27%			4.03%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,765,665	$114,678	5.54%	$2,566,497	$130,658	6.78%
Securities – taxable	387,814	10,357	3.57	417,612	12,639	4.03
Securities – tax exempt	38,829	1,644	5.66	36,369	1,607	5.89
Federal funds sold	603,363	1,598	0.35	417,016	7,356	2.35

Total earning assets	3,795,671	128,277	4.52	3,437,494	152,260	5.90

Nonearning assets:
Cash and due from banks	114,888			141,633
Interest receivable and other assets	234,247			225,719
Allowance for loan losses	(36,784)			(31,205)

Total nonearning assets	312,351			336,147

Total assets	$4,108,022			$3,773,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$375,011	$893	0.32%	$423,833	$1,704	0.54%
Savings deposits	1,187,452	12,154	1.37	1,102,171	19,374	2.34
Time deposits	888,159	15,675	2.36	832,274	23,068	3.69
Short-term borrowings	3,483	11	0.42	23,007	413	2.39
Long-term borrowings	—	—	—	291	9	4.12
Junior subordinated debentures	26,804	1,474	7.35	26,716	1,474	7.35

Total interest-bearing liabilities	2,480,909	30,207	1.63	2,408,292	46,042	2.55

Interest-free funds:
Noninterest-bearing deposits	1,172,024			946,322
Interest payable and other liabilities	33,616			31,277
Stockholders’ equity	421,473			387,750

Total interest free funds	1,627,113			1,365,349

Total liabilities and stockholders’ equity	$4,108,022			$3,773,641

Net interest income		$98,070			$106,218

Net interest spread			2.89%			3.35%

Net interest margin			3.45%			4.11%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2008, the date of its annual report to stockholders.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Senior Vice President of Corporate Finance and Treasurer, Bank Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the third fiscal quarter of 2009 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (filed as Exhibit 1 to the Company’s Form 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

Exhibit Number	Exhibit
4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation (included in Section 2.2 and Section 2.3 of Exhibit 4.10).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.9	Amended Stock Repurchase Program (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.1	Ninth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement adopted January 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 and incorporated herein by reference).

10.3	Amended and Restated BancFirst Corporation Thrift Plan adopted January 1, 2007 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 and incorporated herein by reference).

10.4	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.7	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.8	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement adopted June 25, 2009 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.10	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted June 25, 2009 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit
31.1*	CEO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	CFO’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date November 9, 2009	/s/ Joe T. Shockley, Jr.
(Signature)
Joe T. Shockley, Jr.
Executive Vice President Chief Financial Officer