Form 10-K
period 2009-12-31
BANCFIRST CORP /OK/
filed 2010-03-16
CIK 760498

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 North Broadway, Oklahoma City, Oklahoma 73102

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (405) 270-1086

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 Par Value Per Share	NASDAQ Global Select Market System

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2009 was approximately $249,853,000.

As of February 28, 2010, there were 15,318,641 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the May 27, 2010 Annual Meeting of Stockholders of the registrant (the “2010 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

FORM 10-K

CROSS-REFERENCE INDEX

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is an Oklahoma business corporation and a financial holding company under Federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust II, a Delaware Business Trust, 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities, 100% of Wilcox, Jones & McGrath, Inc., an Oklahoma business corporation operating as an independent insurance agency and 100% of First State Bank (Jones), a state-chartered bank headquartered in Jones, Oklahoma that the Company acquired in December 2009 and was merged into BancFirst in early March 2010.

The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. BancFirst currently has 85 banking locations serving 47 communities throughout Oklahoma.

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

The Bank’s primary lending activity is the financing of business and industry in its market areas. Its commercial loan customers are generally small to medium-sized businesses engaged in light manufacturing, local wholesale and retail trade, commercial and residential real estate development and construction, services, agriculture, and the energy industry. Most forms of commercial lending are offered, including commercial mortgages, other forms of asset-based financing and working capital lines of credit. In addition, the Bank offers Small Business Administration (“SBA”) guaranteed loans through BancFirst Commercial Capital, a division established in 1991.

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

The Bank’s range of deposit services include checking accounts, Negotiable Order of Withdrawal (“NOW”) accounts, savings accounts, money market accounts, sweep accounts, club accounts, individual retirement accounts and certificates of deposit. Overdraft protection and autodraft services are also offered. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). In addition, certain Bank employees are licensed insurance agents qualified to offer tax deferred annuities.

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

The Company had approximately 1,428 and 1,457 full-time equivalent employees as of December 31, 2009 and 2008, respectively. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

Management believes the Company is in an advantageous competitive position operating as a “super community bank.” Under this strategy, the Company provides a broad line of financial products and services to small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and neither offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s market share of deposits for Oklahoma was 5.64% as of June 30, 2009 and 5.37% as of June 30, 2008.

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

Control of the Company

Affiliates of the Company beneficially own approximately 53% of the outstanding shares of the Company’s common stock outstanding as of February 28, 2010. Under Oklahoma law, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the affiliates have the ability to control the business and affairs of the Company.

Supervision and Regulation

Banking is a complex, highly regulated industry. The Company’s growth and earnings performance and those of the Bank can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.

These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC and the Oklahoma State Banking Department.

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

Additionally, the Company’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, the Company is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act and, as a company whose shares are traded on the NASDAQ Global Select Market System, the rules of the NASDAQ Stock Market, Inc. (the “NASDAQ”).

Recent Legislation

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. The EESA authorized the Treasury to access up to $700 billion to protect the U.S. economy and restore confidence and stability to the financial markets. One such program under the Treasury Department’s Troubled Asset Relief Program (“TARP”) was action by Treasury to make significant investments in U.S. financial institutions through the TARP Capital Purchase Program. The Treasury’s stated purpose for implementing the TARP Capital Purchase Program was to improve the capitalization of healthy institutions, which would improve the flow of credit to businesses and consumers, and boost the confidence of depositors, investors, and counterparties alike. All federal banking and thrift regulatory agencies encouraged eligible institutions to participate in the TARP Capital Purchase Program. The Company elected not to participate in the TARP Capital Purchase Program. Management believes that current capital sources are sufficient to support organic growth, acquisitions within our current market areas, cash dividends on our common stock and periodic stock repurchases.

Temporary Liquidity Guarantee Program

In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). The TLG Program was announced by the FDIC in October 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012 (extended from June 30, 2012 by subsequent amendment), certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (extended from June 30, 2009 by subsequent amendment) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, NOW accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010 (extended from December 31, 2009, subject to an opt-out provision, by subsequent amendment). The Company has elected to participate in the full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts only. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000. During the six-month extension period in 2010, the fee assessment increases to 15 basis points per quarter for institutions that are in Risk Category 1 of the risk-based premium system.

Incentive Compensation

On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, on January 12, 2010, the FDIC announced that it would seek public comment on whether banks with compensation plans that encourage risky behavior should be charged at higher deposit assessment rates than such banks would otherwise be charged.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

Other Legislative and Regulatory Initiatives

In June 2009, President Obama’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect the Company included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to combine the OCC and the Office of Thrift Supervision into a National Bank Supervisor with a unified federal bank charter; (iii) to expand the current eligibility requirements for financial holding companies such as the Company so that the financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iv) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; (v) to further limit the ability of banks to engage in transactions with affiliates; and (vi) to subject all “over-the-counter” derivatives markets to comprehensive regulation.

The U.S. Congress, state lawmaking bodies and federal and state regulatory agencies continue to consider a number of wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions, including rules and regulations related to the administration’s proposals. Separate comprehensive financial reform bills intended to address the proposals set forth by the

Obama administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. In addition, both the U.S. Treasury Department and the Basel Committee have issued policy statements regarding proposed significant changes to the regulatory capital framework applicable to banking organizations as discussed above. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

In addition to the specific proposals described above, from time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on the Company.

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

Source of Strength

Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide the support.

The FDIC may order the assessment of the Company if the capital of the Bank were to become impaired. If the Company failed to pay the assessment within three months, the FDIC could order the sale of the Company’s stock in the Bank to cover the deficiency.

Capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In addition, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Depositor Preference

The Federal Deposit Insurance Act (the “FDI Act”) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors with respect to any extensions of credit they have made to such insured depository institution.

Capital Requirements

The Federal Reserve Board, the Comptroller of the Currency and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The risk-based guidelines of the FDIC, the regulatory agency with oversight over state nonmember banks such as the Bank, define a three-tier capital framework. Core, or “Tier 1,” capital, consists of common and qualifying preferred stockholders’ equity, less certain intangibles and other adjustments. Supplementary, or “Tier 2,” capital includes, among other items, certain other debt and equity investments that do not qualify as Tier 1 capital. Market risk, or “Tier 3,” capital, includes qualifying unsecured subordinated debt. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%.

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

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have (i) a Tier 1 risk-based capital ratio of 6% or greater, (ii) a total risk-based capital ratio of 10% or greater, and (iii) a leverage ratio of 5% or greater. An “adequately capitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of 4% or greater, (ii) a total risk-based capital ratio of 8% or greater, and (iii) a leverage ratio of 4% or greater, and an “undercapitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of less than 4%, (ii) a total risk-based capital ratio of less than 8%, and (iii) a leverage ratio of less than 4%. A bank is considered “significantly undercapitalized” if the bank has (i) a Tier 1 risk-based capital ratio of less than 3%, (ii) a total risk-based capital ratio of less than 6%, and (iii) a leverage ratio of less than 3%, and “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The applicable federal regulatory agency for a bank that is “well capitalized” may reclassify it as an “adequately capitalized” or “undercapitalized” institution and subject it to the supervisory actions applicable to the next lower capital category, if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. Under federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution. As of December 31, 2009, the Bank had a Tier 1 ratio of 12.93%, a combined Tier 1 and Tier 2 ratio of 14.18%, and a leverage ratio of 8.71% and, accordingly, was considered to be “well capitalized” as of such date.

In addition, the Federal Reserve Board has established minimum risk based capital guidelines and leverage ratio guidelines for bank holding companies that are substantially similar to those adopted by bank regulatory agencies with respect to depository institutions. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. As of December 31, 2009, the Company had a Tier 1 ratio of 13.73%, a combined Tier 1 and Tier 2 ratio of 14.96%, and a leverage ratio of 9.23% and, accordingly, was in compliance with all of the Federal Reserve Board’s capital guidelines.

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

In December 2008, the FDIC issued a final rule that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment, which resulted in annualized assessment rates for institutions in the highest risk category (“Risk Category 1 institutions”) ranging from 12 to 14 basis points (basis points representing cents per $100 of assessable deposits). In February 2009, the FDIC issued final rules to amend the Deposit Insurance Fund (“DIF”) restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions beginning in the second quarter of 2009. For Risk Category 1 institutions that have long-term debt issuer ratings, the FDIC determines the initial base assessment rate using a combination of weighted-average CAMELS component ratings, long-term debt issuer ratings (converted to numbers and averaged) and the financial ratios method assessment rate (as defined), each equally weighted. The initial base assessment rates for Risk Category 1 institutions range from 12 to 16 basis points, on an annualized basis. After the effect of potential base-rate adjustments, total base assessment rates range from 7 to 24 basis points. The potential adjustments to a Risk Category 1 institution’s initial base assessment rate include (i) a potential decrease of up to 5 basis points for long-term unsecured debt, including senior and subordinated debt and (ii) a potential increase of up to 8 basis points for secured liabilities in excess of 25% of domestic deposits.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was part of the FDIC’s efforts to rebuild the DIF. The Company’s deposit insurance expense during 2009 included $1.9 million recognized in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Company paid $20.2 million in prepaid risk-based assessments, which included $1.2 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $19.0 million in prepaid deposit insurance is included in other assets in the accompanying consolidated balance sheet as of December 31, 2009.

FDIC insurance expense totaled $7.8 million, $489,000 and $359,000 in 2009, 2008 and 2007, respectively. FDIC insurance expense includes deposit insurance assessments and Financing Corporation (“FICO”) assessments. All FDIC-insured depository institutions must pay an annual FICO assessment to provide funds for the payment of interest on bonds issued by FICO to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid an average of 1.06 basis points on assessable deposits in 2009. The FDIC established the FICO assessment rate effective for the first quarter of 2010 at 1.06 basis points annually of assessable deposits.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) implemented a broad range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. The Company is subject to Sarbanes-Oxley because it is required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for the Company’s audit committee, imposed restrictions on the relationship between the Company and its outside independent auditors (including restrictions on the types of non-audit services the Company’s independent auditors may provide to it), imposed additional responsibilities for the Company’s external financial statements on its chief executive officer and chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and required its auditors to issue a report on the Company’s internal control over financial reporting. The NASDAQ has imposed a number of new corporate governance requirements as well.

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

In addition to the provisions of the GLB Act that authorizes state nonmember banks to invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) on the same conditions that apply to national banks, FDICIA provides that FDIC-insured state banks such as BancFirst may engage directly or through a subsidiary in certain activities that are not permissible for a national bank, if the activity is authorized by applicable state law, the FDIC determines that the activity does not pose a significant risk to the Bank Insurance Fund (“BIF”), and the bank is in compliance with its applicable capital standards.

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

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in the value of financial instruments and real estate values, and while we are taking steps to reduce our market and credit risk exposure, we nonetheless are affected by these issues in view of our retaining a securities portfolio and a loan portfolio consisting of commercial and residential construction loans, residential and commercial real estate loans and commercial and industrial loans. Possible declines in the value of our investment securities could result in our recording losses on the other-than-temporary impairment (“OTTI”) of securities, which would reduce our earnings and therefore our capital. Declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, continue to have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in further increases in loan delinquencies; increases in problem assets and foreclosures; and declines in the values of the collateral for our loans, which could reduce our customers’ borrowing power. Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate an increase in our provision for loan losses, which, in turn, would reduce our earnings and capital. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

Beginning in the fourth quarter of 2008, the U.S. government has responded to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. The U.S. Treasury, the FDIC and the Federal Reserve Board each have developed programs and facilities, including, among others, the TARP Capital Purchase Program and other efforts, designed to increase inter-bank lending, improve funding for consumer receivables and restore consumer and counterparty confidence in the banking sector, as more particularly described in “Item 1. Business—Supervision and Regulation.” In addition, the American Recovery and Reinvestment Act (“ARRA”) is intended to expand and establish government spending programs and provide tax cuts to stimulate the economy. Congress and the U.S. government continue to evaluate and develop various programs and initiatives designed to stabilize the financial and housing markets and stimulate the economy, including the U.S. Treasury’s Financial Stability Plan and the U.S. government’s foreclosure prevention program. Possible changes to bankruptcy legislation, such as the mortgage relief legislation for troubled homeowners, could cause financial institutions to recognize additional losses due to the forced restructuring of certain types of loans by the bankruptcy court. The final form of any such programs or initiatives or related legislation cannot be known at this time. There can be no assurance as to the impact that ARRA or any other such initiatives or governmental programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of these efforts to stabilize the financial markets, the continuation or worsening of current financial market conditions or unintended long-term consequences of these programs or initiatives could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock and other equity and debt securities.

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

We may be required to pay significantly higher FDIC deposit insurance premiums and assessments in the future.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions, have significantly depleted the FDIC’s DIF, resulting in a decline in the ratio of reserves to insured deposits to historical lows. The FDIC anticipates that additional insured depository institutions are likely to fail in the foreseeable future so the reserve ratio may continue to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000 through December 31, 2013. These developments have resulted in a significant increase in the premiums assessed on us by the FDIC during 2009, and further increases are possible.

On December 16, 2008, the FDIC Board of Directors determined deposit insurance assessment rates for the first quarter of 2009 at 12 to 14 basis points per $100 of deposits. Beginning April 1, 2009, the rates increased to 12 to 16 basis points per $100 of deposits. Additionally, on May 22, 2009, the FDIC announced a final rule imposing a special emergency assessment as of June 30, 2009, payable September 30, 2009, based on $0.05 for each $100 of assets, less Tier 1 capital, as of June 30, 2009, but the amount of the assessment is capped at 10 basis points of domestic deposits. We paid a special assessment of $1.9 million.

On November 17, 2009, the FDIC adopted a final rule that required insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, at the same time that institutions paid their regular quarterly deposit insurance assessments for the third quarter of 2009. Under the final rule, the FDIC is to maintain assessment rates at their current levels through the end of 2010 and assessment rates will be increased by an annualized 3 basis points effective January 1, 2011. Each institution recorded the entire amount of its prepaid assessment as a prepaid expense (a non-earning asset) as of December 30, 2009, the date the payment was made. As of December 31, 2009, and each quarter thereafter, each institution records an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as currently done. The institutions would record an accrued expense payable each quarter for the assessment payment, which would be made to the FDIC at the end of the following quarter. These higher FDIC assessment rates and special assessments will have an adverse impact on our results of operations. Our FDIC insurance related costs were $7.8 million for the year ended December 31, 2009 compared with $489,000 and $359,000 for the years ended December 31, 2008 and 2007, respectively. We are unable to predict the impact in future periods, including whether and when additional special assessments will occur, in the event the economic crisis continues.

Tax law changes may adversely affect our net income, effective tax rate and our overall results of operations and financial condition.

The Company’s financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing state budgetary pressures, the enactment of new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on the Company’s financial condition and results of operations.

Recent changes in laws and regulations may cause us to incur additional costs.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules recently adopted by the SEC and NASDAQ, could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. We continue to evaluate and monitor developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs, if any, we may incur or the timing of such costs.

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

As a lender, we face the risk that a significant number of our borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability, and financial condition. We have established an evaluation process designed to recognize loan losses as they occur. While this evaluation process uses historical and other objective information, the classification of loans and the estimation of loan losses are dependent to a great extent on our experience and judgment. If charge-offs in future periods exceed the allowance for possible loan losses, we will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for possible loan losses. We cannot assure you that our future loan losses will not have any material adverse effects on our business, profitability or financial condition.

Adverse changes in economic conditions, especially in the State of Oklahoma, could have a material adverse effect on our business, growth, and profitability.

Our bank subsidiary operates exclusively within the State of Oklahoma and, unlike larger national or superregional banks that serve a broader and more diverse geographic region; our lending is also primarily concentrated in the State of Oklahoma. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in such state. Our continued success is largely dependent upon the continued growth or stability of the communities we serve. A decline in the economies of these communities could negatively impact our net income and profitability. Additionally, declines in the economies of these communities and of the State of Oklahoma in general could affect our ability to generate new loans or to receive repayments of existing loans, and our ability to attract new deposits, adversely affecting our financial condition.

The soundness of other financial institutions could have a material adverse effect on our business, growth, and profitability.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose our business to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

Competition with other financial institutions could adversely affect our profitability.

We face vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. Certain of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and other banking services that we do not offer. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market. This competition may reduce or limit our margins on banking and trust services, reduce our market share and adversely affect our results of operations and financial condition. If Regulation Q is repealed and financial institutions are allowed to pay interest on commercial demand deposits, competitive pressures would cause our subsidiary bank to pay interest on demand deposits. Since we have a higher than average level of commercial demand deposits, paying interest on commercial demand deposits would have a negative impact on our net interest margin.

Our concentration of real estate loans is subject to the local real estate market in which we operate.

Loans secured by real estate have been a large portion of our loan portfolio. At December 31, 2009, this percentage was 60.4%. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. Although we were not, and are not, involved in subprime lending, the ramifications of the subprime lending crisis and the turmoil in the financial and capital markets that followed have been far-reaching, with real estate values declining and unemployment and bankruptcies rising throughout the nation, including the region we serve. The ability of our borrowers to repay their loans could be adversely impacted by the significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for loan losses. In addition, because multi-family and commercial real estate (“CRE”) loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

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

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, and subject us to additional regulatory scrutiny or civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We rely on certain external vendors.

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We are subject to environmental liability risk associated with lending activities.

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

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

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

We cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the capital markets, or a downgrade of our debt ratings, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition and results of operations.

Risks Associated with Our Common Stock

Our stock price can be volatile.

Investors should carefully consider the risks described in this “Risk Factors” section and the other information in this report, including our consolidated financial statements with related notes and documents incorporated by reference. If any of these risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things: actual or anticipated variations in quarterly results of operations; recommendations by securities analysts; operating and stock price performance of other companies that investors deem comparable to us; news reports relating to trends, concerns and other issues in the financial services industry; perceptions in the marketplace regarding us and/or our competitors; new technology used, or services offered, by competitors; significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; failure to integrate acquisitions or realize anticipated benefits from acquisitions; changes in government regulations; geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of operating results.

We may not continue to pay dividends on our common stock in the future.

We have historically paid a common stock dividend. However, BancFirst Corporation is a bank holding company, and our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. In the current stressed financial markets and declining economy, which has resulted in higher FDIC insurance premiums and special assessments on FDIC-insured financial institutions, including the Bank, there can be no certainty that our common dividend will continue to be paid at the current levels. It is possible that our common dividend could be reduced or even cease to be paid. In such case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

Our directors and executive officers own a significant portion of our common stock and can influence shareholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 53% of our outstanding common stock as of February 28, 2010. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause us to take actions with which our other shareholders do not agree.

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

The trading volume in our common stock is less than that of other larger financial services companies.

Although our common stock is listed for trading on the Nasdaq Global Select Market, the trading volume in our common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

Item 1b. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank and 84 branches. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties.

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

Item 4. Reserved.

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

	Price Range
	High	Low	Cash Dividends Declared
2009
Fourth Quarter	$38.950	$35.130	$0.23
Third Quarter	$39.960	$31.470	$0.23
Second Quarter	$45.590	$34.460	$0.22
First Quarter	$53.800	$29.050	$0.22

2008
Fourth Quarter	$53.200	$37.700	$0.22
Third Quarter	$73.100	$40.370	$0.22
Second Quarter	$47.850	$41.740	$0.20
First Quarter	$48.260	$39.690	$0.20

As of February 28, 2010 there were 341 holders of record of the Common Stock.

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

Share-Based Compensation Plans

Information regarding share-based compensation awards outstanding and available for future grants as of December 31, 2009, segregated between BancFirst Corporation’s nonqualified incentive stock option plan (the “BancFirst ISOP”) and BancFirst Corporation’s Non-Employee Director’s Stock Option Plan (the “BancFirst Director’s Stock Option Plan”), is presented in the following table. Additional information regarding share-based compensation plans is presented in Note 13 of the Notes to the Consolidated Financial Statements.

	Options Outstanding	Weighted Average Exercise Price	Number of Shares Available for Future Grants
Plan Category
BancFirst ISOP	1,094,553	$27.79	107,460
BancFirst Director’s Stock Option Plan	115,000	$23.74	50,000

Total	1,209,553	$27.41	157,460

Stock Repurchase Program

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August of 2002, and September of 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2009 there were 560,000 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Year Ended December 31,
	2009	2008
Number of shares repurchased	—	40,000
Average price of shares repurchased	$—	$40.70

Tender Offer

In September 2007, the Company completed a modified Dutch auction self-tender offer and purchased 539,453 shares of its common stock for the maximum offering price of $45.00 per share. Cash on hand was used to pay for the purchase of the stock.

Item 6. Selected Financial Data.

Incorporated by reference from “Selected Consolidated Financial Data” contained on page A-2 through A-3 of the attached Appendix.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained on pages A-4 through A-24 of the attached Appendix.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” contained on page A-20 through A-22 of the attached Appendix.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-26 through A-63 of the attached Appendix, and include the following:

a.	Reports of Independent Registered Public Accounting Firm

b.	Consolidated Balance Sheets

c.	Consolidated Statements of Income and Comprehensive Income

d.	Consolidated Statements of Stockholders’ Equity

e.	Consolidated Statements of Cash Flow

f.	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Treasurer, Bank Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter of 2009 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Management’s annual report on internal control over financial reporting is incorporated by reference from page A-25 of the attached Appendix. The independent registered public accounting firm’s report on the Company’s internal control over financial reporting is incorporated by reference from page A-26 of the attached Appendix.

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K will be contained in the 2010 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2010 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2010 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2010 Proxy Statement under the caption “Compensation of Directors and Executive Officers” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 201(d) of Regulation S-K will be contained in the 2010 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and is hereby incorporated by reference. The information required by Item 403 of Regulation S-K will be contained in the 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K will be contained in the 2010 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2010 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2009

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2009

Consolidated Statements of Cash Flow for the three years ended December 31, 2009

Notes to Consolidated Financial Statements

The above financial statements are incorporated by reference from pages A-26 through A-63 of the attached Appendix.

(2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

Exhibit Number	Exhibit
4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.8	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.9	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.10	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.11	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.12	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.13	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Ninth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.7	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit
10.8	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement adopted June 25, 2009 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted June 25, 2009 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Grant Thornton LLP.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2010	BANCFIRST CORPORATION
(Registrant)

/s/ David E. Rainbolt
David E. Rainbolt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2010.

/s/ H. E. Rainbolt	/s/ David E. Rainbolt
H. E. Rainbolt	David E. Rainbolt
Chairman of the Board	President, Chief Executive Officer and Director
(Principal Executive Officer)	(Principal Executive Officer)

/s/ Dennis L. Brand	/s/ C. L. Craig, Jr.
Dennis L. Brand	C. L. Craig, Jr.
Chief Executive Officer, BancFirst and Director	Director
(Principal Executive Officer)

/s/ William H. Crawford	/s/ James R. Daniel
William H. Crawford	James R. Daniel
Director	Vice Chairman of the Board
(Principal Executive Officer)

/s/ K. Gordon Greer	/s/ Dr. Donald B. Halverstadt
K. Gordon Greer	Dr. Donald B. Halverstadt
Vice Chairman of the Board	Director
(Principal Executive Officer)

/s/ John C. Hugon	/s/ William O. Johnstone
John C. Hugon	William O. Johnstone
Director	Vice Chairman of the Board
(Principal Executive Officer)

/s/ David R. Lopez	/s/ J. Ralph McCalmont
David R. Lopez	J. Ralph McCalmont
Director	Director

/s/ Melvin Moran
Tom H. McCasland, III	Melvin Moran
Director	Director

/s/ Ronald J. Norick	/s/ Paul B. Odom, Jr.
Ronald J. Norick	Paul B. Odom, Jr.
Director	Director

/s/ David Ragland	/s/ G. Rainey Williams, Jr.
David Ragland	G. Rainey Williams, Jr.
Director	Director

/s/ Michael K. Wallace
Michael K. Wallace
Director

/s/ Randy Foraker	/s/ Joe T. Shockley, Jr.
Randy Foraker	Joe T. Shockley, Jr.
Executive Vice President and	Executive Vice President and
Chief Risk Officer	Chief Financial Officer
(Principal Accounting Officer)	(Principal Financial Officer)

APPENDIX A

BancFirst Corporation

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain historical consolidated financial data as of and for the five years ended December 31, 2009. The historical consolidated financial data has been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes included elsewhere in this report.

	At and for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Income Statement Data
Net interest income	$131,321	$139,107	$148,286	$143,688	$131,451
Provision for loan losses	10,389	10,676	3,329	1,790	4,607
Noninterest income	66,864	74,385	71,138	58,424	54,284
Noninterest expense	139,117	135,006	134,446	124,557	117,164
Net income	32,609	44,358	53,093	49,352	42,836
Balance Sheet Data
Total assets	$4,416,115	$3,867,204	$3,743,006	$3,418,574	$3,223,030
Securities	417,172	455,568	467,719	432,910	456,222
Total loans (net of unearned interest)	2,738,654	2,757,854	2,487,099	2,325,548	2,317,426
Allowance for loan losses	36,383	34,290	29,127	27,700	27,517
Deposits	3,929,016	3,377,608	3,288,504	2,974,305	2,804,519
Long-term borrowings	—	—	606	1,339	4,118
Junior subordinated debentures	26,804	26,804	26,804	51,804	51,804
Stockholders’ equity	430,750	413,791	371,962	348,355	302,349
Per Common Share Data
Net income—basic	$2.13	$2.91	$3.41	$3.14	$2.74
Net income—diluted	2.09	2.85	3.33	3.07	2.68
Cash dividends	0.90	0.84	0.76	0.68	0.60
Book value	28.14	27.08	24.44	22.10	19.34
Tangible book value	25.41	24.34	21.66	19.57	16.87
Selected Financial Ratios
Performance ratios:
Return on average assets	0 .78%	1.17%	1.49%	1.46%	1.39%
Return on average stockholders’ equity	7.70	11.30	14.66	15.10	14.80
Cash dividend payout ratio	42.25	28.87	22.29	21.73	21.90
Net interest spread	2.97	3.31	3.59	3.80	4.13
Net interest margin	3.42	4.05	4.63	4.75	4.76
Efficiency ratio	70.20	63.24	61.27	61.63	63.08
Balance Sheet Ratios:
Average loans to deposits	74.57%	78.82%	76.04%	79.19%	82.43%
Average earning assets to total assets	92.56	91.23	90.86	90.20	90.19
Average stockholders’ equity to average assets	10.15	10.35	10.18	9.68	9.37
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	1.46%	0.86%	0.54%	0.51%	0.40%
Nonperforming and restructured assets to total assets	1.13	0.72	0.40	0.40	0.36
Allowance for loan losses to total loans	1.33	1.24	1.17	1.19	1.19
Allowance for loan losses to nonperforming and restructured loans	91.06	144.52	215.57	231.41	293.36
Net chargeoffs to average loans	0.30	0.21	0.08	0.09	0.14

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis (Dollars in thousands)

	December 31, 2009			December 31, 2008			December 31, 2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,749,544	$153,059	5.57%	$2,612,553	$172,556	6.59%	$2,364,618	$190,173	8.04%
Securities—taxable	379,702	13,436	3.54	416,587	16,387	3.92	411,443	18,397	4.47
Securities—tax exempt	38,081	2,151	5.65	38,000	2,214	5.81	35,657	2,151	6.03
Federal funds sold and interest-bearing deposits with banks	695,167	2,241	0.32	385,825	7,864	2.03	419,675	21,167	5.04

Total earning assets	3,862,494	170,887	4.42	3,452,965	199,021	5.75	3,231,393	231,888	7.18

Nonearning assets:
Cash and due from banks	113,207			138,002			139,919
Interest receivable and other assets	233,885			225,879			213,081
Allowance for loan losses	(36,607)			(31,939)			(27,890)

Total nonearning assets	310,485			331,942			325,110

Total assets	$4,172,979			$3,784,907			$3,556,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$518,914	1,218	0.23%	$423,773	2,126	0.50%	$398,786	2,989	0.75%
Savings deposits	1,228,697	15,513	1.26	1,100,184	24,945	2.26	1,048,935	39,944	3.81
Time deposits	885,403	19,777	2.23	834,712	29,313	3.50	784,405	35,673	4.55
Short-term borrowings	2,883	11	0.38	21,322	458	2.14	33,584	1,667	4.96
Long-term borrowings	—	—	—	218	9	4.12	931	50	5.37
Junior subordinated debentures	26,804	1,966	7.33	26,738	1,966	7.33	27,832	2,140	7.69

Total interest-bearing liabilities	2,662,701	38,485	1.45	2,406,947	58,817	2.44	2,294,473	82,463	3.59

Interest-free funds:
Noninterest bearing deposits	1,054,291			955,847			877,474
Interest payable and other liabilities	32,239			30,537			22,426
Stockholders’ equity	423,748			391,576			362,130

Total interest free-funds	1,510,278			1,377,960			1,262,030

Total liabilities and stockholders’ equity	$4,172,979			$3,784,907			$3,556,503

Net interest income		$132,402			$140,204			$149,425

Net interest spread			2.97%			3.31%			3.59%

Net interest margin			3.42%			4.05%			4.63%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is an analysis of the financial condition and results of operations of the Company for the three years ended December 31, 2009 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and the Selected Consolidated Financial Data included herein.

SUMMARY

BancFirst Corporation’s net income for 2009 was $32.6 million, or $2.09 per diluted share, compared to $44.4 million, or $2.85 per diluted share for 2008 and $53.1 million, or $3.33 per diluted share for 2007. The results for 2009, 2008 and 2007 include several one-time items that are more fully described below.

In 2009, net interest income was $131.3 million, compared to $139.1 million in 2008 and $148.3 million in 2007. The Company’s net interest margin was 3.42% for 2009 down 63 basis points from 4.05% in 2008 and down 121 basis points from 4.63% in 2007. The decrease is due to lower interest rates brought about by a slowing national economy, reflected in the national unemployment reaching 10%. Provision for loan losses was $10.4 million in 2009 compared to $10.7 million in 2008 up from $3.3 million in 2007. Noninterest income was $66.9 million in 2009 compared to $74.4 million in 2008 and $71.1 million in 2007, while noninterest expense was $139.1 million in 2009 compared to $135.0 million in 2008 and $134.4 million in 2007.

Total assets at year-end 2009 were $4.42 billion, up from $3.87 billion at the end of 2008 and $3.74 billion at the end of 2007. Total loans at December 31, 2009 were $2.74 billion versus $2.76 billion for 2008 and $2.49 billion for 2007. Total deposits increased to $3.93 billion from $3.38 billion for 2008 and $3.29 billion for 2007. The Company’s liquidity remains strong as its average loans-to-deposit ratio was 74.6% for 2009, compared to 78.8% for 2008 and 76.0% for 2007. Stockholders’ equity was $430.8 million, an increase of $17 million over a year ago, compared to $413.8 million for 2008 and $372.0 million for 2007. Average stockholders’ equity to average assets was 10.15% at year-end 2009, compared to 10.35% at year-end 2008 and 10.18% at year-end 2007. The Company’s borrowings include no brokered deposits and no Federal Home Loan Bank borrowings at December 31, 2009.

Asset quality deteriorated in 2009 with a ratio of nonperforming and restructured assets to total assets of 1.13% for the year ended December 31, 2009, compared to 0.72% at year-end 2008 and 0.40% at year-end 2007. The allowance for loan losses equaled 91.1% of nonperforming and restructured loans at December 31, 2009, versus 144.5% at the end of 2008 and 215.6% at the end of 2007. Net charge-offs to average loans for 2009 increased to 0.30%, compared to 0.21% for 2008 and 0.08% for 2007. While asset quality deteriorated during the year, the allowance for loan losses as a percentage of total loans increased to 1.33% in 2009 compared to 1.24% in 2008 and 1.17% in 2007.

The financial performance of the Company in 2009 was affected primarily by three factors: first, historically low interest rates and deposit growth from money-market funds disintermediation caused further compression of the net interest margin; second, a slowing economy caused deterioration in the credit of several customers that necessitated a continued higher level of loan loss provision; and finally, a significant increase in FDIC insurance premiums caused noninterest expense to increase. In response to these items negatively affecting the Company’s earnings, management continued a number of changes designed to lower noninterest expenses including a suspension of branch expansion, a reduction of bonuses and other personnel expenses and a salary freeze for all non-exempt personnel.

On December 8, 2009, the Company completed the acquisition of First Jones Bancorporation. On November 30, 2009, First State Bank, Jones, the subsidiary bank, had approximately $36 million in assets, $31 million in deposits, and $4.5 million in equity capital. The acquisition was accounted for under the acquisition method. First State Bank, Jones operated as a subsidiary of BancFirst Corporation until it was merged into the BancFirst system, which was completed in early March 2010. The acquisition will enhance the presence of BancFirst in eastern Oklahoma County.

In November 2009, the FDIC issued a rule that required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Company paid $20.2 million in prepaid risk-based assessments, which included $1.2 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $19.0 million in prepaid deposit insurance is included in other assets in the accompanying consolidated balance sheet as of December 31, 2009.

In May 2009 the FDIC imposed a Special Assessment on member financial institutions that was based on June 30, 2009 assets less tier one capital. The amount of $1.9 million was expensed on June 30, 2009.

During 2008, the Company repurchased 40,000 shares of its common stock for $1.63 million or an average price of $40.70 per share under its ongoing Stock Repurchase Program (the “SRP”). The Company repurchased 53,000 shares for $2.46 million or an average price of $46.47 during 2007. No shares were repurchased in 2009.

In November 2008 the Company announced it would not accept funds from the U.S. Treasury’s Capital Purchase Program due to current capital levels that exceeded well-capitalized guidelines and the potential for additional governmental regulation related to the program. The Company also did not elect to participate in the Debt Guarantee Program for newly issued senior unsecured debt. The Company did elect to participate in the Transaction Account Guarantee Program for extended coverage on noninterest bearing transaction deposit accounts at a cost of 10 basis points per assessable deposits. The Transaction Account Guarantee Program is scheduled to expire on June 30, 2010.

In April 2008, the Company completed an $80 million sale of securities resulting in a securities pre-tax gain of $6.1 million. The Company also purchased Government Sponsored Enterprises (GSE) senior debt securities of similar amounts and maturities. The after-tax impact of these transactions, net of the interest income differential, was approximately $3.3 million for the year.

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

In July 2007, the Company was awarded and received the $3.1 million bond claim by their fidelity bond carrier for the $3.3 million cash shortfall that was reported and expensed in 2005.

In June 2007, the Company entered into an agreement to sell one of its investments held by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, which resulted in a one-time gain of approximately $7.8 million. The transaction was consummated on August 1, 2007 and included in noninterest income—securities transactions in 2007. The Company made a $1 million contribution to its charitable foundation with the funds from the gain. This one-time gain, net of related expenses, income taxes and the contribution had a net income effect of approximately $3.9 million.

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

In November 2006, the Company announced its intent to exercise the optional prepayment terms of its 9.65% Junior Subordinated Debentures. The securities were redeemed effective January 15, 2007 for a redemption price equal to 104.825% of the aggregate $25 million liquidation amount of the trust securities plus all accrued and unpaid interest to the redemption date. As a result of the prepayment, the Company incurred a loss of approximately $1.2 million after taxes during 2007. The loss reflects the premium paid and the recognition of the unamortized issuance costs.

RESULTS OF OPERATIONS

Net Interest Income

In 2009, net interest income, which is the Company’s principal source of operating revenue, decreased $7.8 million to $131.3 million compared to a decrease of $9.2 million in 2008, and an increase of $4.6 million in 2007. The net interest margin on a taxable equivalent basis for 2009 was 3.42%, compared to 4.05% for 2008 and 4.63% for 2007. Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2009 and 2008. Rapidly declining interest rates in 2008 leading to historically low rates and deposit growth from money-market funds disintermediation in 2009 have resulted in a significant decrease in net interest income. The low rates caused a negative rate variance in both 2009 and 2008 which was somewhat mitigated in 2009 by the implementation of rate floors in floating rate loans. The changes in net interest income in 2008 due to the growth in volume of earning assets, primarily loans, were more than offset by the negative impact of lower interest rates. If interest rates do not increase, management expects continued compression of its net interest margin in 2010 as higher rate assets mature in a continued low interest rate environment.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2009			Change in 2008
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$(19,485)	$7,938	$(27,423)	$(17,617)	$19,655	$(37,272)
Investments—taxable	(2,875)	(1,496)	(1,379)	(1,857)	30	(1,887)
Investments—tax exempt	(66)	3	(69)	63	154	(91)
Interest-bearing deposits with banks and Federal funds sold	(5,708)	(2,284)	(3,424)	(13,456)	864	(14,320)

Total interest income	(28,134)	4,161	(32,295)	(32,867)	20,703	(53,570)

Interest Expense:
Transaction deposits	(1,939)	(1,643)	(296)	(859)	51	(910)
Savings deposits	(3,343)	3,437	(6,780)	(6,691)	348	(7,039)
Time deposits	(14,594)	6,404	(20,998)	(14,672)	5,107	(19,779)
Short-term borrowings	(447)	(389)	(58)	(1,209)	(616)	(593)
Long-term borrowings	(9)	(9)	—	(41)	(39)	(2)
Junior subordinated debentures	—	5	(5)	(174)	(84)	(90)

Total interest expense	(20,332)	7,805	(28,137)	(23,646)	4,767	(28,413)

Net interest income	$(7,802)	$(3,644)	$(4,158)	$(9,221)	$15,936	$(25,157)

(1)	Changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

The following interest rate sensitivity analysis measures the sensitivity of the Company’s net interest margin to changes in interest rates by analyzing the repricing relationship between its earning assets and interest-bearing liabilities. This analysis is limited by the fact that it presents a static position as of a single day and is not necessarily indicative of the Company’s position at any other point in time, and does not take into account the sensitivity of yields and rates of specific assets and liabilities to changes in market rates. The Company’s approach to managing the interest sensitivity gap takes advantage of the Company’s stable core deposit base and the relatively short maturity and repricing frequency of its loan portfolio, as well as the historical existence of a positively sloped yield curve, which enhances the net interest margin over the long term.

The Analysis of Interest Rate Sensitivity presents the Company’s earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 2009. The Company’s cumulative negative gap position in the one year interval increased to $713 million at December 31, 2009 from $647 million at December 31, 2008, and decreased as a percentage of total earning assets to 17.5% from 18.3% for the years ended December 31, 2009 and 2008, respectively. This negative gap position assumes that the Company’s core savings and transaction deposits are immediately rate sensitive. In a falling rate or sustained low rate environment, the benefit of the Company’s noninterest-bearing funds is decreased, resulting in a decrease in the Company’s net interest margin over time.

ANALYSIS OF INTEREST RATE SENSITIVITY

December 31, 2009

	Interest Rate Sensitive		Noninterest Rate Sensitive
	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
EARNING ASSETS
Loans	$547,148	$508,259	$1,174,439	$508,808	$2,738,654
Securities	17,795	51,298	267,375	80,704	417,172
Federal funds sold and interest-bearing deposits	934,654	—	—	—	934,654

Total	$1,499,597	$559,557	$1,441,814	$589,512	$4,090,480

FUNDING SOURCES
Noninterest-bearing demand deposits (1)	$—	$—	$—	$861,498	$861,498
Savings and transaction deposits	1,906,761	—	—	—	1,906,761
Time deposits of $100 or more	312,919	66,675	—	—	379,594
Time deposits under $100	392,988	91,950	35	—	484,973
Short-term borrowings	100	—	—	—	100
Junior subordinated debentures	—	—	—	26,804	26,804
Stockholders’ equity	—	—	—	430,750	430,750

Total	$2,612,768	$158,625	$35	$1,319,052	$4,090,480

Interest sensitivity gap	$(1,113,171)	$400,296	$1,438,442	$(725,567)
Cumulative gap	$(1,113,171)	$(712,875)	$725,567	$—
Cumulative gap as a percentage of total earning assets	(27.2)%	(17.4)%	17.7%	—%

(1)	Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders’ equity.

Provision for Loan Losses

The provision for loan losses was $10.4 million for 2009, compared to $10.7 million for 2008 and $3.3 million for 2007. During 2009, credit quality continued to deteriorate with higher levels of potential problem loans and nonperforming loans resulting in an additional provision for loan losses. In 2008, the increase was due to the deterioration of the credit quality of a small number of specific loans resulting from declining collateral values and to a lesser extent, nonperformance. Other than the additions in 2008 related to these credits, the provision for loan losses for the preceding three years was significantly related to loan growth. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date which does not include an estimate of further deterioration in the quality of the portfolio. Net loan charge-offs were $8.3 million for 2009, compared to $5.5 million for 2008 and $1.9 million for 2007. The net charge-offs equated to 0.30%, 0.21% and 0.08% of average loans for 2009, 2008 and 2007, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans.”

Noninterest Income

Noninterest income was $66.9 million in 2009 versus $74.4 million in 2008 and $71.1 million in 2007. Total noninterest income decreased $7.5 million in 2009, a decrease of 10.1%. This compares to increases of $3.2 million, or 4.6%, in 2008, and $12.7 million, or 21.8% in 2007. Core noninterest income was up in 2009 due to increases in commercial deposit fees and sales of mortgage loans and student loans offset by lower cash management fees. Results for 2008 included one-time items totaling $9.1 million before taxes including pretax gains of approximately $1.8 million from the Company’s interest in the Visa initial public offering, $6.1 million on the sale of securities, and $1.2 million on the sale of an asset. The increase in noninterest income in 2007 included one-time items totaling $10.9 million including pretax gains of $7.8 million on the sale of an investment and a $3.1 million recovery on an insurance claim. The Company’s fee income has increased in each of the last five years due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth.

Service charges on deposits have increased as a result of growth in deposit accounts and overdraft fees combined with the lower earnings credit on deposit balances.

The Company recognized a net gain on the sale of securities of $336,000 in 2009, compared to a gain of $6.9 million in 2008 and a gain of $8.3 million in 2007. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. The Company has the ability and intent to hold securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost. The net gain on sale of securities in 2008 was primarily due to the sale of U.S. Treasuries and simultaneous purchase of senior GSE debt, while the gain in 2007 was primarily related to the $7.8 million gain on the sale of a venture capital investment by Council Oak Investment Corporation.

The Company earned $2.8 million on the sale of loans in 2009 compared to $2.1 million in 2008 and $2.4 million in 2007. The activity in the secondary market for mortgage loans increased during 2009 due to a large number of refinancings in the historically low interest rate environment. The activity in student loans was up slightly in 2009 due to less local competition in the market but may decline in the future due to proposed changes to the program that would eliminate guaranteed student lending by financial institutions.

Noninterest Expense

Total noninterest expense increased by $4.1 million, or 3.0% to $139.1 million in 2009. This compares to increases of $560,000, or 0.4%, for 2008, and $9.9 million, or 7.9%, for 2007. The increase in noninterest expense in 2009 was primarily due to the FDIC special assessment and higher deposit insurance premium totaling $7.3 million which was partially offset by a $1.8 million reduction in loan origination expense and $900,000 in lower salaries and employee benefits. The slight increase in noninterest expense in 2008 is due to higher salary and occupancy expense offset by a reduction of bonus and other personnel expenses and a suspension of branch expansion. The increase in 2007 expenses was a result of the $1 million charitable contribution, $1.9 million expense on the trust preferred redemption, $800,000 related to the sale of the investment held by Council Oak Investment Corporation, the acquisition of Armor Assurance Company in 2007 and increased operating expenses due to branch expansion.

During 2009 and 2008, in response to the higher noninterest expense, the Company implemented a salary freeze for all non-exempt employees along with suspension of branch expansion.

The Company will experience higher deposit insurance premium expense in 2010 due to an increase in the regular assessment rate. Management believes it is reasonable to expect that the FDIC may impose additional increases in assessment rates or special assessments or both.

Income Taxes

Income tax expense totaled $16.1 million in 2009, compared to $23.5 million in 2008 and $28.6 million for 2007. Income tax expense declined in 2009 due to lower pretax income. The effective tax rates for 2009, 2008 and 2007 were 33.0%, 34.6% and 35.0%, respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits, and state tax expense.

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

FINANCIAL POSITION

Cash, Federal Funds Sold and Interest Bearing Balances with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and other amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the Federal funds market that has resulted in near zero overnight fed funds rates, the Company has maintained the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

The amount of cash, Federal funds sold and interest bearing balances with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing, and the Company’s requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and Federal funds sold increased $587.4 million in 2009, decreased $141.4 million in 2008 and increased $105.5 million in 2007. The increase in 2009 was primarily due to the increase in deposits from money-market funds disintermediation. At year-end 2009, the Company had $6.4 million of brokered CD’s it had purchased as an investment. All of the CD’s are under the $250,000 FDIC insured limit and have maturities of less than one year.

Securities

For the year ended December 31, 2009, total securities decreased $38.4 million to $417.2 million, a decrease of 8.4%. This compares to a decrease of $12.2 million, or 2.6%, in 2008 and an increase of $34.8 million, or 8.0%, in 2007. Securities available for sale represented 92.9% of the total securities portfolio at year-end 2009, compared to 92.4% at year-end 2008 and 94.6% at year-end 2007. Securities available for sale had a net unrealized gain of $16.9 million at year-end 2009, compared to a net unrealized gain of $22.6 million for 2008 and a net unrealized gain of $10.7 million for 2007. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $11.0 million, $14.7 million and $6.9 million for 2009, 2008 and 2007 respectively.

SECURITIES

	December 31
	2009	2008	2007
	(Dollars in thousands)
Held for Investment (at amortized cost)
U.S. Treasury, other Federal agencies and mortgage-backed securities	$1,446	$1,855	$2,393
States and political subdivisions	28,350	32,613	22,877

Total	$29,796	$34,468	$25,270

Estimated market value	$30,736	$34,975	$25,472

Available for Sale (at estimated market value)
U.S. Treasury, other Federal agencies and mortgage-backed securities	$346,837	$372,667	$413,230
States and political subdivisions	9,625	11,722	15,237
Other securities	30,914	36,711	13,982

Total	$387,376	$421,100	$442,449

Total Securities	$417,172	$455,568	$467,719

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. As of December 31, 2009, the Company had net unrealized gains largely due to decreases in market interest rates from the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date or if market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Furthermore, as of December 31, 2009, management also had the ability and intent to hold all securities classified as available for sale with an unrealized loss for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2009, management believes the impairments were temporary and no material impairment loss was realized in the Company’s consolidated income statement. At December 31, 2009, 2008 and 2007, the Company held Class A shares in the Federal Home Loan Bank of Topeka, Kansas. The book value at December 31, 2009 was $1.0 million and the book value at December 31, 2008 and 2007 was $5.7 million. The value of the stock was not considered to be impaired.

MATURITY DISTRIBUTION OF SECURITIES

The following maturity distribution of securities table summarizes the maturity and weighted average taxable equivalent yields of the securities portfolio at December 31, 2009. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represent 80.6% of the total portfolio.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
U.S. Treasury and other federal agencies	$60	3.77%	$723	4.56%	$663	5.74%	$—	—%	$1,446	5.07%
State and political subdivisions	7,809	4.89	17,591	5.30	2,839	6.48	111	6.31	28,350	5.31

Total	$7,869	4.88	$18,314	5.27	$3,502	6.34	$111	6.31	$29,796	5.30

Percentage of total	26.4%		61.4%		11.8%		0.4%		100.0%

Available for Sale
U.S. Treasury and other federal agencies	$38,030	1.83%	$244,971	4.23%	$12,128	1.14%	$51,708	1.03%	$346,837	3.38%
State and political subdivisions	2,788	5.24	4,090	6.06	2,747	5.53	—	—	9,625	5.67
Other securities	20,406	2.48	—	—	—	—	10,508	7.04	30,914	4.04

Total	$61,224	2.20	$249,061	4.26	$14,875	1.95	$62,216	2.05	$387,376	3.49

Percentage of total	15.8%		64.3%		3.8%		16.1%		100.0%

Total securities	$69,093	2.51%	$267,375	4.33%	$18,377	2.79%	$62,327	2.06%	$417,172	3.62%

Percentage of total	16.5%		64.1%		4.4%		15.0%		100.0%

 * Yield on a taxable equivalent basis

Loans

The Company has historically generated loan growth from both internal originations and acquisitions. Total loans decreased $19.2 million to $2.7 billion, a decrease of 0.7%, in 2009 compared to an increase of $270.8 million, or 10.9%, in 2008 and an increase of $161.5 million, or 6.9% in 2007. Loans declined slightly in 2009 due to the slowing regional economy.

Composition

The Company’s loan portfolio is diversified among various types of commercial and individual borrowers. Commercial loans are comprised principally of loans to companies in light manufacturing, retail and service industries. Construction and development loans totaled $202 million, or 7.4% of total loans at the end of 2009, compared to $246 million, or 8.9% of total loans at the end of 2008 and $223 million, or 9.0% of total loans at the end of 2007. Real estate loans secured by farmland, multifamily, commercial and one to four family housing represented 53.0% of total loans at December 31, 2009, compared to 52.5% of total loans at December 31, 2008 and 51.6% of total loans at December 31, 2007. Consumer loans are comprised primarily of loans to individuals for automobiles and students loans. The Company did not have any credit card receivables at year end 2009, 2008 or 2007. Student loans have increased to $148.2 million at year end up from $131.2 million at December 31, 2008 and $79.5 million at December 31, 2007. The increase in student loans was due to the exit of many other financial institutions from this activity, leaving the Company as one of the few remaining student lenders in Oklahoma.

Loans secured by real estate including farmland, multifamily, commercial, one to four family housing and construction and development loans, have been a large portion of the Company’s loan portfolio. In 2009, this percentage was 60.4%, compared to 61.5% for 2008 and 60.5% for 2007. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards.

LOANS BY CATEGORY

	December 31,
	2009		2008		2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$733,386	26.76%	$726,602	26.35%	$711,124	28.59%	$621,675	26.73%	$651,176	28.10%
Real estate—construction	201,704	7.37	246,269	8.93	222,820	8.96	223,561	9.61	215,965	9.32
Real estate—one to four family	569,592	20.80	543,183	19.70	513,969	20.67	516,727	22.22	512,513	22.11
Real estate—farmland, multifamily and commercial	881,495	32.19	905,862	32.84	768,451	30.89	705,452	30.34	661,398	28.54
Consumer	352,477	12.88	335,938	12.18	270,735	10.89	258,133	11.10	276,374	11.93

Total	$2,738,654	100.00%	$2,757,854	100.00%	$2,487,099	100.00%	$2,325,548	100.00%	$2,317,426	100.00%

MATURITY AND RATE SENSITIVITY OF LOANS

The following table presents the Maturity and Rate Sensitivity of Loans at December 31, 2009, for commercial, financial and other loans, and real estate loans, excluding one to four family residential loans and consumer loans. Approximately 50% of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, approximately 64% of the commercial real estate and other commercial loans had adjustable interest rates at year-end 2009.

During 2009 the Company set rate floors, generally ranging from 4% to 5.5%. At year end approximately 62% of the floating rate loan portfolio was at the floor rate. Short-term rates would have to increase approximately 100 basis points before the Company’s loan portfolio would experience a measurable increase in yield.

December 31, 2009

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and other	$416,119	$283,204	$34,063	$733,386
Real estate—construction	170,479	20,506	10,719	201,704
Real estate—farmland, multifamily and commercial
(excluding loans secured by 1 to 4 family residential properties)	320,345	333,466	227,684	881,495

Total	$906,943	$637,176	$272,466	$1,816,585

Loans with predetermined interest rates	$290,598	$273,299	$96,319	$660,216
Loans with adjustable interest rates	616,345	363,877	176,147	1,156,369

Total	$906,943	$637,176	$272,466	$1,816,585

Percentage of total	49.9%	35.1%	15.0%	100.0%

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Loans

During 2009, nonperforming and restructured assets increased $22.1 million to $49.8 million, an increase of 79.8%. This compares to an increase of $12.6 million to $27.7 million, or 83.8%, in 2008 and an increase of $1.5 million to $15.1 million, or 10.5%, in 2007. The increase resulted from nonperformance on loans of several commercial customers in 2009 and 2008 from relatively low levels of nonperformance in 2007. Nonperforming and restructured loans as a percentage of total loans was 1.46% at year-end 2009, compared to 0.86% at year-end 2008 and 0.54% at year-end 2007.

Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Nonaccrual loans increased $15.8 million to $37.1 million, an increase of 73.9%, in 2009, compared to an increase of $9.8 million or 84.6% in 2008 and an increase of $2.2 million or

23.4% in 2007. Total interest income which was not accrued on nonaccrual loans outstanding at year end was approximately $1.4 million in 2009, $1.4 million in 2008 and $564,000 in 2007. Only a small amount of this interest is expected to be ultimately collected.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although in a weakening economy, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for loan losses. At year-end 2009, the allowance for loan losses as a percentage of nonperforming and restructured loans was 91.1%, compared to 144.5% at the end of 2008 and 215.6% at the end of 2007. The decrease in the allowance to nonperforming and restructured loans was largely impacted by the relatively high percentage of highly collateralized loans.

At year-end 2009, other real estate owned and repossessed assets increased to $9.9 million from $4.0 million in 2008 and $1.6 million in 2007. Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair market values based upon appraisals, less estimated costs to sell. Writedowns arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for loan losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense.

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands)
Past due over 90 days and still accruing	$853	$1,346	$823	$1,884	$1,455
Nonaccrual	37,133	21,359	11,568	9,371	7,344
Restructured	1,970	1,022	1,121	715	581

Total nonperforming and restructured loans	39,956	23,727	13,512	11,970	9,380
Other real estate owned and repossessed assets	9,881	3,997	1,568	1,675	2,262

Total nonperforming and restructured assets	$49,837	$27,724	$15,080	$13,645	$11,642

Nonperforming and restructured loans to total loans	1.46%	0.86%	0.54%	0.51%	0.40%

Nonperforming and restructured assets to total assets	1.13%	0.72%	0.40%	0.40%	0.36%

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. BancFirst had approximately $73.6 million, $66.8 million and $35.0 million of these loans at December 31, 2009, 2008 and 2007, respectively, which were not included in nonperforming and restructured assets. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Allowance for Loan Losses

The allowance for loan losses reflects management’s estimate of loss incurred in the Company’s loan portfolio through the balance sheet date. The allowance and its adequacy is determined through consideration of many factors, including past loan loss experience, current evaluations of known impaired loans, levels of adversely classified loans, general economic conditions and other environmental factors. The Company’s methodology causes an increase in the reserve upon identification of a potential problem loan. Subsequent deterioration of the loan to nonperforming status does not necessarily cause an increase to the allowance for loan losses if the provision was adequate. The process of evaluating the adequacy of the allowance for loan losses necessarily involves the exercise of judgment and consideration of numerous subjective factors existing at year end. Accordingly, there can be no assurance that the estimate of incurred losses will not change as economic and environmental factors change from that date. Furthermore, in the future, additional loan loss provisions will be required for future losses as they occur. In 2009, the Company’s allowance for loan losses represented 1.33% of total loans, compared to 1.24% for 2008 and 1.17% for 2007. In 2009 and 2008, the Company’s loan portfolio began to experience some isolated credit issues with several customers due primarily to a decline in collateral values and to a lesser extent, nonperformance. These credit issues along with loan growth and charge-offs caused an increase in the level of the loan loss provision. If deterioration in the national economy and the credit markets continues, it would be reasonable to expect that the allowance for loan losses would increase in future periods.

Notwithstanding the foregoing, the Company’s recent net charge-off experience continued to remain relatively low compared to the banking industry at both the state and national levels. In 2009, the Company recognized $8.3 million of net charge-offs, which represented 0.30% of average loans, compared to $5.5 million, or 0.21%, for 2008 and $1.9 million, or 0.08%, for 2007.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$34,290	$29,127	$27,700	$27,517	$25,746

Charge-offs:
Commercial	(4,940)	(1,901)	(455)	(1,383)	(1,249)
Real estate	(2,182)	(3,326)	(1,304)	(778)	(1,045)
Consumer	(1,008)	(897)	(888)	(1,226)	(1,425)
Other	(823)	(151)	(36)	(94)	(125)

Total charge-offs	(8,953)	(6,275)	(2,683)	(3,481)	(3,844)

Recoveries:
Commercial	172	187	200	277	201
Real estate	137	118	203	686	101
Consumer	252	221	312	342	345
Other	96	236	66	59	60

Total recoveries	657	762	781	1,364	707

Net charge-offs	(8,296)	(5,513)	(1,902)	(2,117)	(3,137)
Provision charged to operations	10,389	10,676	3,329	1,790	4,607
Additions from acquisitions	—	—	—	510	301

Balance at end of period	$36,383	$34,290	$29,127	$27,700	$27,517

Average loans	$2,749,544	$2,612,553	$2,364,618	$2,321,459	$2,210,737

Total loans	$2,738,654	$2,757,854	$2,487,099	$2,325,548	$2,317,426

Net charge-offs to average loans	0.30%	0.21%	0.08%	0.09%	0.14%

Allowance to total loans	1.33%	1.24%	1.17%	1.19%	1.19%

Allocation of the allowance by category of loans:
Commercial, financial and other	$9,789	$9,520	$8,453	$7,364	$7,738
Real estate—construction	3,447	3,231	3,261	2,939	2,726
Real estate—mortgage	18,533	17,421	14,269	14,121	13,597
Consumer	4,614	4,118	3,144	3,276	3,456

Total	$36,383	$34,290	$29,127	$27,700	$27,517

Percentage of loans in each category to total loans:
Commercial, financial and other	26.90%	27.76%	29.02%	26.58%	28.10%
Real estate—construction	9.47	9.42	11.20	10.61	9.32
Real estate—mortgage	50.95	50.81	48.99	50.98	50.65
Consumer	12.68	12.01	10.79	11.83	11.93

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $41.8 million at December 31, 2009 and 2008 compared to $42.4 million at December 31, 2007. The value of these intangible assets and goodwill was not considered to be impaired. Other assets at December 31, 2009 include $46.4 million of cash surrender value of life insurance from life insurance companies with satisfactory credit ratings and $19.0 million of prepaid FDIC deposit insurance premium.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions, and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can, to a limited extent, affect its level of deposits. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. In addition to deposits, short-term borrowings comprised primarily of Federal funds purchased and repurchase agreements provide additional funding sources. The Company does not utilize brokered CDs and currently does not have any long-term borrowings. The Company could also utilize the sale of loans, securities, and liquidation of other assets as sources of liquidity and funding.

Total deposits increased $551 million to $3.9 billion, an increase of 16.3% in 2009, compared to an increase of $89 million or 2.7%, in 2008, and $314 million, or 10.6%, in 2007. The increase in deposits during 2009 is largely due to approximately $450 million in overnight sweep funds that moved into low-rate interest-bearing transaction accounts due to low interest rates on money market funds. These deposits were insured because the Company participates in the Transaction Account Guarantee Program (“TAGP”). The increases in 2008 and 2007 were due strictly to internal growth. Demand deposits as a percentage of total deposits averaged 28.5% in 2009, 28.8% in 2008 and 28.2% in 2007. The Company’s core deposits provide it with a stable, low-cost funding source. Core deposits averaged 89.3%, 89.7% and 90.4% of total deposits in 2009, 2008 and 2007, respectively. The TAGP is scheduled to expire on June 30, 2010. Some of the deposits currently insured by the TAGP could move back into money market funds or to other depository institutions.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands)
Average Balances
Demand deposits	$1,054,291	$955,847	$877,474	$874,013	$831,202
Interest-bearing transaction deposits	518,914	423,773	398,786	428,620	379,084
Savings deposits	1,228,697	1,100,184	1,048,935	884,714	788,587
Time deposits under $100	504,931	492,651	486,089	499,293	461,761

Total core deposits	3,306,833	2,972,455	2,811,284	2,686,640	2,460,634
Time deposits of $100 or more	395,438	342,061	298,316	255,959	221,169

Total deposits	$3,702,271	$3,314,516	$3,109,600	$2,942,599	$2,681,803

Percentage of Total Average Deposits and Average Rates Paid

	2009		2008		2007		2006		2005
	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Demand deposits	28.47%		28.84%		28.22%		29.70%		31.00%
Interest-bearing transaction deposits	14.02	0.23%	12.79	0.50%	12.83	0.75%	14.57	0.81%	14.13	0.65%
Savings deposits	33.19	1.26	33.19	2.21	33.73	3.81	30.06	3.43	29.40	1.82
Time deposits under $100	13.64	2.26	14.86	3.52	15.63	4.47	16.97	3.85	17.22	2.46

Total core deposits	89.32		89.68		90.41		91.30		91.75
Time deposits of $100 or more	10.68	2.19	10.32	3.67	9.59	4.71	8.70	4.13	8.25	2.78

Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%

Average rate paid on interest-bearing deposits		1.36%		2.39%		3.52%		3.07%		1.68%

The Company has not utilized brokered deposits. At December 31, 2009, 86.5% of its time deposits of $100,000 or more mature in one year or less.

MATURITY OF CERTIFICATES OF DEPOSIT

December 31, 2009
(In thousands)
$100,000 or More
Three months or less	$125,623
Over three months through six months	89,142
Over six months through twelve months	113,490
Over twelve months	51,338

Total	$379,593

Short-term borrowings, consisting primarily of Federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $100,000 at December 31, 2009, compared to $12.9 million at December 31, 2008 and $30.4 million at December 31, 2007.

The Bank is a member of the Federal Home Loan Bank of Topeka, Kansas (the “FHLB”) and borrows, on a limited basis, from the FHLB. These borrowings are principally used to match-fund longer-term, fixed-rate loans, and are collateralized by a pledge of residential first mortgages and certain securities. The Bank had no long-term borrowings at December 31, 2009 or 2008, but had $606,000 at December 31, 2007.

Historically, the Bank is more liquid than its peers. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2010, the Bank had approximately $47.2 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2009, the Bank declared four common stock dividends totaling $13.8 million and two preferred stock dividends totaling $1.9 million.

CONTRACTUAL OBLIGATIONS

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations, by payment due period, as of December 31, 2009.

	Payment Due By Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Indeterminate Maturity	Totals
			(Dollars in Thousands)
Junior subordinated debentures (1)	$1,872	$3,744	$3,744	$62,036	$—	$71,396
Operating lease payments	671	804	290	642	—	2,407
Certificates of deposit	736,831	89,403	38,274	59	—	864,567

Total contractual cash obligations	$739,374	$93,951	$42,308	$62,737	$—	$938,370

(1)	Includes principal and interest.

Capital Resources

Stockholders’ equity totaled $431 million at year-end 2009, compared to $414 million at year-end 2008 and $372 million at year-end 2007. Stockholders’ equity has continued to increase due to net earnings retained, stock option exercises, and unrealized gains on securities, offset by common stock repurchases, dividends and unrealized losses on securities. The Company’s average equity capital ratio for 2009 was 10.15%, compared to 10.35% for 2008 and 10.18% for 2007. At December 31, 2009, the Company’s leverage ratio was 9.23%, its Tier 1 capital ratio was 13.73%, and its total risk-based capital ratio was 14.96%; compared to minimum requirements of 3%, 4% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August of 2002, and September of 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2009 there were 560,000 shares remaining that could be repurchased under the SRP.

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

In November 2006, the Company made the determination to exercise the optional prepayment terms of the Capital Securities and the 9.65% Junior Subordinated Debentures. The securities were redeemed on January 15, 2007 for a redemption price equal to 104.825% of the aggregate $25 million liquidation amount plus all accrued and unpaid interest to the redemption date. As a result of these transactions, the Company incurred a one-time charge of approximately $1.2 million after taxes at the time of the redemption. The one-time charge reflects the premium paid and the recognition of the unamortized issuance costs.

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

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2010.

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

As of December 31, 2009, the model simulations projected that a 100 and 200 basis point increase would result in positive variances in net interest income of 3.26% and 6.95%, respectively, relative to the base case, over the next 12 months. Conversely, the model simulation projected that a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 2.23% relative to the base case, over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2009 and 2008 was considered to be remote given prevailing interest rate levels.

MARKET RISK

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2009.

	Avg Rate	Expected Maturity / Principal Repayments at December 31,						Balance	Fair Value
		2010	2011	2012	2013	2014	Thereafter
	(Dollars in thousands)
Interest Sensitive Assets
Loans	5.57%	$1,694,869	$398,397	$332,074	$176,736	$57,163	$79,415	$2,738,654	$2,694,276
Securities	3.63	69,094	103,312	112,617	29,074	22,372	80,703	417,172	418,112
Federal funds sold and interest bearing deposits	0.32	934,654	—	—	—	—	—	934,654	933,907
Interest Sensitive Liabilities
Savings and transaction deposits	0.96	3,064,449	—	—	—	—	—	3,064,449	3,081,210
Time deposits	2.23	736,831	68,604	20,799	13,705	24,569	59	864,567	867,858
Short-term borrowings	0.38	100	—	—	—	—	—	100	100
Long-term borrowings	—	—	—	—	—	—	—	—	—
Junior subordinated debentures	7.33	—	—	—	—	—	26,804	26,804	26,847
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	1,118
Letters of credit		—	—	—	—	—	—	—	463

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

The amount of the allowance for loan losses is first estimated by each business unit’s management based on their evaluation of their unit’s portfolio. This evaluation involves identifying impaired and adversely classified loans. Specific allowances for losses are determined for impaired loans based on either the loans’ estimated discounted cash flows or the fair values of the collateral. Allowances for adversely classified loans are estimated using historical loss percentages for each type of loan adjusted for various economic and environmental factors related to the underlying loans. An allowance is also estimated for non-adversely classified loans using a historical loss percentage based on losses arising specifically from non-adversely classified loans, adjusted for various economic and environmental factors related to the underlying loans. Each month the Company’s Senior Loan Committee reviews each business unit’s allowance, and the aggregate allowance for the Company and, on a quarterly basis, adjusts and approves the adequacy of the allowance. The Senior Loan Committee also periodically evaluates and establishes the loss percentages used in the estimates of the allowance based on historical loss data, and giving consideration to their assessment of current economic and environmental conditions. To facilitate the Senior Loan Committee’s evaluation, the Company’s Asset Quality Department performs periodic reviews of each of the Company’s business units and reports on the adequacy of management’s identification of impaired and adversely classified loans, and their adherence to the Company’s loan policies and procedures.

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

Management performs an analysis of the Company’s tax positions annually and believes it is more likely than not that all of the deferred tax positions will be realized in future years.

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of the core deposits. Other customer relationship intangibles are amortized on a straight-line basis of eighteen years. Goodwill is not amortized. Annually in the fourth quarter intangible assets are reviewed for reassessment of useful lives and goodwill is evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the income statement.

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

The evaluation of intangible assets and goodwill for the year ended December 31, 2009 resulted in no impairments.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2009.

Grant Thornton LLP, independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

March 16, 2010

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
Chief Risk Officer
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

BancFirst Corporation Board of Directors and Shareholders

We have audited internal control over financial reporting of BancFirst Corporation and Subsidiaries (collectively, the Company) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancFirst Corporation and Subsidiaries, as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 16, 2010

Report of Independent Registered Public Accounting Firm

BancFirst Corporation Board of Directors and Shareholders

We have audited the accompanying consolidated balance sheets of BancFirst Corporation and Subsidiaries (collectively, the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancFirst Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 16, 2010

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Cash and due from banks	$106,856	$126,227
Interest-bearing deposits with banks	929,654	326,874
Federal funds sold	5,000	1,000
Securities (market value: $418,112 and $456,075, respectively)	417,172	455,568
Loans:
Total loans (net of unearned interest)	2,738,654	2,757,854
Allowance for loan losses	(36,383)	(34,290)

Loans, net	2,702,271	2,723,564
Premises and equipment, net	91,794	91,411
Other real estate owned, net	9,505	3,782
Intangible assets, net	7,144	7,508
Goodwill	34,684	34,327
Accrued interest receivable	21,670	24,398
Other assets	90,365	72,545

Total assets	$4,416,115	$3,867,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,157,688	$1,025,749
Interest-bearing	2,771,328	2,351,859

Total deposits	3,929,016	3,377,608
Short-term borrowings	100	12,884
Accrued interest payable	3,886	5,827
Other liabilities	25,559	30,290
Junior subordinated debentures	26,804	26,804

Total liabilities	3,985,365	3,453,413

Commitments and contingent liabilities (note 19)
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par; 20,000,000 shares authorized; shares issued and outstanding: 15,308,741 and 15,281,141, respectively	15,309	15,281
Capital surplus	69,725	67,975
Retained earnings	334,693	315,858
Accumulated other comprehensive income, net of income tax of $(5,915) and $(7,903), respectively	11,023	14,677

Total stockholders’ equity	430,750	413,791

Total liabilities and stockholders’ equity	$4,416,115	$3,867,204

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
INTEREST INCOME
Loans, including fees	$152,731	$172,234	$189,786
Securities:
Taxable	13,436	16,387	18,397
Tax-exempt	1,398	1,439	1,398
Federal funds sold	1	7,315	21,047
Interest-bearing deposits with banks	2,240	549	121

Total interest income	169,806	197,924	230,749

INTEREST EXPENSE
Deposits	36,508	56,384	78,606
Short-term borrowings	11	458	1,667
Long-term borrowings	—	9	50
Junior subordinated debentures	1,966	1,966	2,140

Total interest expense	38,485	58,817	82,463

Net interest income	131,321	139,107	148,286
Provision for loan losses	10,389	10,676	3,329

Net interest income after provision for loan losses	120,932	128,431	144,957

NONINTEREST INCOME
Trust revenue	5,826	5,972	6,077
Service charges on deposits	37,096	33,060	29,395
Securities transactions	336	6,938	8,337
Income from sales of loans	2,779	2,127	2,397
Insurance commissions and premiums	6,979	6,913	6,434
Insurance recovery	—	—	3,139
Cash management	8,476	10,796	9,296
Gain on sale of other assets	213	2,971	31
Other	5,159	5,608	6,032

Total noninterest income	66,864	74,385	71,138

NONINTEREST EXPENSE
Salaries and employee benefits	79,019	79,886	76,814
Occupancy and fixed assets expense, net	8,346	8,956	8,357
Depreciation	7,520	7,647	7,568
Amortization of intangible assets	920	902	968
Data processing services	3,636	3,297	2,783
Net expense from other real estate owned	366	179	128
Marketing and business promotion	5,529	6,271	7,606
Deposit insurance	7,833	489	359
Loss on early extinguishment of debt	—	—	1,894
Other	25,948	27,379	27,969

Total noninterest expense	139,117	135,006	134,446

Income before taxes	48,679	67,810	81,649
Income tax expense	16,070	23,452	28,556

Net income	32,609	44,358	53,093
Other comprehensive (loss) income, net of tax of $(1,988), $4,161 and $3,688, respectively Unrealized (losses) gains on securities	(3,872)	3,218	7,536
Reclassification adjustment for gains (losses) included in net income	218	4,510	(687)

Comprehensive income	$28,955	$52,086	$59,942

NET INCOME PER COMMON SHARE
Basic	$2.13	$2.91	$3.41

Diluted	$2.09	$2.85	$3.33

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2009		2008		2007
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	15,281,141	$15,281	15,217,230	$15,217	15,764,310	$15,764
Shares issued	27,600	28	103,911	104	45,373	45
Shares acquired and canceled	—	—	(40,000)	(40)	(592,453)	(592)

Issued at end of period	15,308,741	$15,309	15,281,141	$15,281	15,217,230	$15,217

CAPITAL SURPLUS
Balance at beginning of period		$67,975		$63,917		$61,418
Common stock issued		460		1,763		740
Tax effect of stock options		252		1,103		518
Stock option expense		1,038		1,192		1,241

Balance at end of period		$69,725		$67,975		$63,917

RETAINED EARNINGS
Balance at beginning of period		$315,858		$285,879		$271,073
Net income		32,609		44,358		53,093
Dividends on common stock ($0.90, $0.84 and $0.76 per share, respectively)		(13,774)		(12,785)		(11,747)
Common stock acquired and canceled		—		(1,594)		(26,540)

Balance at end of period		$334,693		$315,858		$285,879

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period		$14,677		$6,949		$100
Net change		(3,654)		7,728		6,849

Balance at end of period		$11,023		$14,677		$6,949

Total stockholders’ equity		$430,750		$413,791		$371,962

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,609	$44,358	$53,093
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	10,389	10,676	3,329
Depreciation and amortization	8,440	8,549	8,536
Net amortization of securities premiums and discounts	2,556	1,888	261
Realized securities gains	(336)	(6,938)	(8,337)
Gain on sales of loans	(2,779)	(2,127)	(2,043)
Cash receipts from the sale of loans originated for sale	287,795	122,910	124,976
Cash disbursements for loans originated for sale	(321,856)	(118,460)	(122,134)
Deferred income tax provision	467	(825)	504
(Gains) losses on other assets	(57)	(3,020)	119
Decrease(increase) in interest receivable	2,728	1,695	(413)
Decrease in interest payable	(1,941)	(2,004)	(156)
Loss on early extinguishment of debt	—	—	1,894
Amortization of stock based compensation arrangements	1,038	1,192	1,241
Prepayment of deposit insurance	(19,075)	—	—
Other, net	728	2,610	2,137

Net cash provided by operating activities	706	60,504	63,007

INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions and dispositions	(5,452)	(311)	(3,991)
Purchases of securities:
Held for investment	(2,423)	(14,035)	(6,027)
Available for sale	(91,292)	(233,774)	(121,693)
Maturities of securities:
Held for investment	7,067	4,786	6,420
Available for sale	109,822	182,611	94,514
Proceeds from sales and calls of securities:
Held for investment	24	47	708
Available for sale	7,413	89,455	9,879
Net (increase) decrease in Federal funds sold	(4,000)	398,000	(64,000)
Purchases of loans	(27,278)	(60,328)	(3,289)
Proceeds from sales of loans	14,895	43,447	53,718
Net other (decrease) increase in loans	46,689	(267,213)	(218,681)
Purchase of life insurance	—	—	(15,000)
Purchases of premises, equipment and computer software	(6,013)	(13,368)	(14,850)
Proceeds from the sale of other assets	7,661	7,258	4,673

Net cash provided by (used for) investing activities	57,113	136,575	(277,619)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	523,533	56,072	269,249
Net increase in certificates of deposits	27,875	33,032	44,951
Net (decrease) increase in short-term borrowings	(12,784)	(17,517)	7,148
Paydown on long-term borrowings	—	(606)	(733)
Prepayment of junior subordinated debentures	—	—	(26,894)
Issuance of common stock	740	2,970	1,303
Acquisition of common stock	—	(1,634)	(27,132)
Cash dividends paid	(13,774)	(12,785)	(11,747)

Net cash provided by financing activities	525,590	59,532	256,145

Net increase in cash, due from banks and interest bearing deposits	583,409	256,611	41,533
Cash, due from banks and interest bearing deposits at the beginning of the period	453,101	196,490	154,957

Cash, due from banks and interest bearing deposits at the end of the period	$1,036,510	$453,101	$196,490

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for interest	$40,426	$60,822	$82,620

Cash paid during the year for income taxes	$12,400	$24,357	$27,047

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, Wilcox Jones & McGrath, Inc., First State Bank (Jones), and BancFirst and its subsidiaries (the “Bank”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate Inc., BancFirst Agency, Inc., Lenders Collection Corporation and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts for 2008 and 2007 have been reclassified to conform to the 2009 presentation. These reclassifications were not material to the Company’s financial statements.

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

Loans Held For Sale

The Company originates mortgage and student loans to be sold in the secondary market. At the time of origination, the acquiring bank or governmental agency has already been determined and the terms of the loan, including the interest rate, have already been set by the acquiring bank or governmental agency allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination and student loans are generally sold within one year. Loans held for sale are carried at the lower of cost or market. Gains or losses recognized upon the sale of the loans are determined on a specific identification basis.

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable credit losses related to specifically identified loans and for losses inherent in the portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The amount of the allowance for loan losses is based on past loan loss experience, evaluations of known impaired loans, levels of adversely classified loans, general economic conditions and other environmental factors. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in aggregate for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific allowance is provided, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected primarily from the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operating expense and is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred while improvements are capitalized. Premises and equipment is tested for impairment if events or changes in circumstances occur that indicate that the carrying amount of any premises and equipment may not be recoverable. Impairment losses are measured by comparing the fair values of the premises and equipment with their recorded amounts. Premises that are identified to be sold are transferred to other real estate owned at the lower of their carrying amounts or their fair market values less estimated costs to sell. Any losses on premises identified to be sold are charged to operating expense. When premises and equipment are transferred to other real estate owned, sold, or otherwise retired, the cost and applicable accumulated depreciation are removed from the respective accounts and any resulting gains or losses are reported in the income statement.

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of the core deposits. Goodwill is not amortized, but is evaluated annually for impairment. Customer relationship intangibles are amortized on a straight-line basis over eighteen years. All intangible assets are reviewed annually in the fourth quarter for reassessment of useful lives. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the income statement.

Derivatives

The Company recognizes all of its derivative instruments as assets or liabilities in the balance sheet at fair value and recognizes the realized and unrealized change in fair value in the income statement.

Share-Based Compensation

The Company adopted the provisions of Financial Accounting Standards (“FAS”) No. 123R, “Share-Based Payment (Revised 2004),” (“FAS 123R”) on January 1, 2006. FAS 123R requires that share-based compensation be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. FAS 123R was subsequently incorporated into the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topics 505 and 718. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Company’s comprehensive income includes the after tax effect of changes in the net unrealized gain/loss on securities available for sale.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers cash and due from banks, and interest-bearing deposits with banks as cash equivalents.

Recent Accounting Pronouncements

In June 2009, the FASB issued FAS No. 168 (“FAS 168”), “The FASB ASC and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162” which replaces FAS No. 162 (“FAS 162”) “The Hierarchy of Generally Accepted Accounting Principles”. FAS 168 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. FAS 168 was effective for the Company’s financial statements for periods ending after September 15, 2009. FAS 168 has been incorporated into FASB ASC Topic 105, reported as FASB Accounting Standards Update 2009-01. Implementation of this pronouncement did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued three FASB Staff Positions (“FSP”):

•

FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” amends the other-than-temporary impairment guidance under U.S. Generally Accepted Accounting Principles (“GAAP”) for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statements. The FSP specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. The credit loss component of other-than-temporarily impaired debt security must be determined based on the company’s best estimate of cash flows expected to be collected. FAS No. 115-2 and FAS No. 124-2 have been incorporated into FASB ASC Topic 320.

•

FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” provides additional guidance for estimating fair value in accordance with FAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. FAS 157 does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but this FSP states that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FAS No. 157-4 has been incorporated into FASB ASC Topic 820.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis. FAS No. 107-1 and APB 28-1 have been incorporated into FASB ASC Topic 820.

These three FSP’s were effective for the interim and annual periods ending after June 15, 2009. Implementation of these FASB ASC topics did not have a significant impact on the Company’s financial statements.

In March 2008, the FASB issued FAS No. 161 (“FAS 161”), “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” which amends “Accounting for Derivative Instruments and Hedging Activities.” FAS 161 amended and expanded the disclosure requirements of FAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 was effective for the Company on January 1, 2009. FAS 161 was incorporated into FASB ASC Topic 815. Implementation of this pronouncement did not have a significant impact on the Company’s financial statements.

Effective January 1, 2008, the Company adopted the provisions of FAS No. 157 (“FAS 157”), “Fair Value Measurements,” for financial assets and financial liabilities. In accordance with FSP No. 157-2, “Effective Date of FASB Statement No. 157,” the Company delayed the application of FAS 157 for non-financial assets and non-financial liabilities to January 1, 2009. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted FAS 157, with the exception of non-financial assets and non-financial liabilities as provided by FAS 157-2, with no significant impact on the Company’s financial statements. Effective January 1, 2009, the Company adopted the provisions of SFAS 157-2. FAS 157 was incorporated into FASB ASC Topic 820. Implementation of this pronouncement did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued FAS No. 141R, “Business Combinations” (“FAS 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. FAS 141R was effective for the Company’s fiscal year beginning January 1, 2009. FAS 141R was incorporated into FASB ASC Topic 805. Implementation of this pronouncement did not have a material effect on the Company’s financial statements.

(2) RECENT TRANSACTIONS, INCLUDING MERGERS & ACQUISITIONS

On December 8, 2009, the Company completed the acquisition of First Jones Bancorporation. On November 30, 2009, First State Bank, Jones, the subsidiary bank, had approximately $36 million in assets, $31 million in deposits, and $4.5 million in equity capital. The acquisition was accounted for under the acquisition method. First State Bank, Jones operated as a subsidiary of BancFirst Corporation until it was merged into the

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BancFirst system in early March 2010. The acquisition will enhance the presence of BancFirst in eastern Oklahoma County. The acquisition did not have a material effect on the results of operation of the Company for 2009.

In November 2009, the Federal Deposit Insurance Corporation (“FDIC”) issued a rule that required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. In December 2009, the Company paid $20.2 million in prepaid risk-based assessments, which included $1.2 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. The remaining $19.0 million in prepaid deposit insurance is included in other assets in the accompanying consolidated balance sheet as of December 31, 2009.

In May 2009 the FDIC imposed a Special Assessment on member financial institutions that was based on June 30, 2009 assets less tier one capital. The amount of $1.9 million was expensed on June 30, 2009.

In November 2008 the Company announced it would not accept funds from the U.S. Treasury’s Capital Purchase Program due to current capital levels that exceeded well-capitalized guidelines and the potential for additional governmental regulation related to the program. Also, the Company did not elect to participate in the Debt Guarantee Program for newly issued senior unsecured debt. The Company did elect to participate in the Transaction Account Guarantee Program for extended coverage on non-interest bearing transaction deposit accounts.

In April 2008, the Company completed an $80 million sale of securities resulting in a securities pre-tax gain of $6.1 million. The Company also purchased Government Sponsored Enterprises (GSE) senior debt securities of similar amounts and maturities. The after-tax impact of these transactions, net of the interest income differential, was approximately $3.3 million for the year ended December 31, 2008.

In March 2008, the Company, as a member bank of Visa, recorded a $1.8 million pre-tax gain from the mandatory partial redemption of the Company’s Visa shares received in the first quarter initial public offering. The gain was included in gain on sale of other assets for the year ended December 31, 2008.

In July 2007, the Company was awarded and received the $3.1 million bond claim by their fidelity bond carrier for the $3.3 million cash shortfall that was reported in 2005.

In June 2007, the Company entered into an agreement to sell one of its investments held by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst that resulted in a one-time pretax gain of approximately $7.8 million. The transaction was consummated on August 1, 2007 and included in noninterest income—securities transactions in 2007. The Company made a $1 million contribution to its charitable foundation with the funds from the gain. This one-time gain, net of related expenses, income taxes and the contribution had a net income effect of approximately $3.9 million.

During 2007 the Company entered into an agreement to acquire Armor Assurance Company (“Armor”), an insurance agency in Muskogee, Oklahoma for cash of approximately $3.3 million and a $372,000 note payable in three equal annual installments. The transaction was consummated in April 2007 and the note was prepaid and retired in 2008. Armor had total assets of approximately $364,000. As a result of the acquisition, Armor was merged with the Company’s existing property and casualty agency, Wilcox & Jones, to form Wilcox, Jones & McGrath, Inc. The acquisition was accounted for as a purchase. Accordingly, the effects of the acquisition are included in the Company’s consolidated financial statements from the date of the acquisition forward. The acquisition did not have a material effect on the results of operations of the Company.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2006, the Company announced its intent to exercise the optional prepayment terms of its 9.65% Junior Subordinated Debentures. The securities were redeemed effective January 15, 2007 for a redemption price equal to 104.825% of the aggregate $25 million liquidation amount of the trust securities plus all accrued and unpaid interest to the redemption date. As a result of the prepayment, the Company incurred a loss of approximately $1.2 million after taxes in 2007. The loss reflects the premium paid and the acceleration of the unamortized issuance costs.

(3) CASH, DUE FROM BANKS, INTEREST BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. It also sells Federal funds to certain of these institutions on an overnight basis. At December 31, 2009 and 2008 the Company had no significant concentrations of credit risk. At December 31, 2009 the Company maintained excess funds with the Federal Reserve Bank totaling $863 million compared to $284 million at December 31, 2008. This increase was due to the Federal Reserve Bank paying interest on excess reserves at a rate higher than prevailing rates on overnight Federal Funds.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or cash on deposit with the Federal Reserve Bank. The average amount of required reserves for each of the years ended December 31, 2009 and 2008 was approximately $41.6 million and $35.6 million, respectively.

(4) SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	December 31,
	2009	2008
	(dollars in thousands)
Held for investment at cost (market value: $30,736 and $34,975, respectively)	$29,796	$34,468
Available for sale, at market value	387,376	421,100

Total	$417,172	$455,568

The following table summarizes the amortized cost and estimated market values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
December 31, 2009
U.S. treasury and other federal agencies	$1,446	$74	$—	$1,520
States and political subdivisions	28,350	874	(8)	29,216

Total	$29,796	$948	$(8)	$30,736

December 31, 2008
U.S. Treasury and other federal agencies	$1,855	$39	$(6)	$1,888
States and political subdivisions	32,613	530	(56)	33,087

Total	$34,468	$569	$(62)	$34,975

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the amortized cost and estimated market values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
December 31, 2009
U.S. treasuries	$921	$—	$—	$921
U.S. federal agencies (1)	324,297	14,561	(268)	338,590
Mortgage backed securities	7,137	208	(19)	7,326
States and political subdivisions	9,390	235	—	9,625
Other securities (2)	28,672	2,563	(321)	30,914

Total	$370,417	$17,567	$(608)	$387,376

December 31, 2008
U.S. federal agencies (1)	$346,239	$18,736	$—	$364,975
Mortgage backed securities	7,561	145	(14)	7,692
States and political subdivisions	11,519	203	—	11,722
Other securities (2)	33,201	3,510	—	36,711

Total	$398,520	$22,594	$(14)	$421,100

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of government guaranteed corporate bonds, FHLB stock and equity securities.

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

	December 31,
	2009		2008
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$7,869	$7,938	$6,907	$6,958
After one year but within five years	18,314	19,129	22,333	22,795
After five years but within ten years	3,502	3,561	3,161	3,155
After ten years	111	108	2,067	2,067

Total	$29,796	$30,736	$34,468	$34,975

Available for Sale
Contractual maturity of debt securities:
Within one year	$60,684	$61,224	$108,213	$109,489
After one year but within five years	234,299	249,061	251,794	267,516
After five years but within ten years	14,882	14,875	22,609	24,957
After ten years	51,906	51,708	2,758	2,793

Total debt securities	361,771	376,868	385,374	404,755
Equity securities	8,646	10,508	13,146	16,345

Total	$370,417	$387,376	$398,520	$421,100

The following is a detail of proceeds from sales, realized securities gains and losses, and impairments on available for sale securities:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Proceeds	$7,413	$89,455	$9,879
Gross gains realized	380	6,938	8,686
Gross losses realized	44	—	349

Securities having book values of $292.8 million and $375.6 million at December 31, 2009 and 2008, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A total of 39 and 105 securities had unrealized losses at December 31, 2009 and 2008 respectively. These securities, with unrealized losses, segregated by the duration of the unrealized loss, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
December 31, 2009
Held for Investment
U.S. federal agencies	$1	$—	$—	$—	$1	$—
States and political subdivisions	157	—	518	8	675	8

Total	$158	$—	$518	$8	$676	$8

Available for Sale
U.S. federal agencies	$38,866	$287	$151	$—	$39,017	$287
States and political subdivisions	2,243	321	920	—	3,163	321

Total	$41,109	$608	$1,071	$—	$42,180	$608

December 31, 2008
Held for Investment
U.S. federal agencies	$720	$5	$141	$1	$861	$6
States and political subdivisions	1,309	56	—	—	1,309	56

Total	$2,029	$61	$141	$1	$2,170	$62

Available for Sale
U.S. federal agencies	$1,362	$14	$296	$—	$1,658	$14

Total	$1,362	$14	$296	$—	$1,658	$14

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2009 and 2008, the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality and therefore has not recognized any impairment in the Company’s consolidated income statement.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and industrial	$515,762	18.83%	$513,647	18.63%
Oil & gas production & equipment	84,199	3.07	84,770	3.07
Agriculture	83,519	3.05	86,752	3.15
State and political subdivisions:
Taxable	12,066	0.44	5,595	0.20
Tax-exempt	8,840	0.32	8,292	0.30
Real Estate:
Construction	201,704	7.37	246,269	8.93
Farmland	85,620	3.13	92,050	3.34
One to four family residences	569,592	20.80	543,183	19.70
Multifamily residential properties	29,964	1.09	45,250	1.64
Commercial	765,911	27.97	768,562	27.87
Consumer	352,477	12.88	335,938	12.18
Other	29,000	1.05	27,546	0.99

Total loans	$2,738,654	100.00%	$2,757,854	100.00%

Loans held for sale (included above)	$94,140		$5,136

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

Loans held for sale as of December 31, 2009 include $82.4 million of guaranteed student loans due to a change in the intention of management based on structural changes in the Student Loan Program. Student loans are classified as consumer loans in the preceding table and valued at the lower of cost or market.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the allowance for loan losses are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Balance at beginning of period	$34,290	$29,127	$27,700

Charge-offs	(8,953)	(6,275)	(2,683)
Recoveries	657	762	781

Net charge-offs	(8,296)	(5,513)	(1,902)

Provisions charged to operations	10,389	10,676	3,329

Balance at end of period	$36,383	$34,290	$29,127

The following table is a summary of amounts included in the allowance for loan losses for impaired loans and the recorded balance of the related loans. The average recorded investment in all impaired loans was $122,000 in 2009, $173,000 in 2008 and $74,000 in 2007. No material amounts of interest income were collected on impaired loans for 2009, 2008 or 2007.

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Allowance for loss on impaired loans	$1,782	$1,599	$1,740
Recorded balance of impaired loans	7,423	11,400	6,348

Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due. Nonaccrual loans totaled $37.1 million at December 31, 2009 and $21.4 million at December 31, 2008. Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $1.4 million in 2009, $1.4 million in 2008 and $564,000 in 2007. Accruing loans past due more than 90 days totaled $900,000 at December 31, 2009 and $1.3 million at December 31, 2008. Restructured loans outstanding totaled $2.0 million at December 31, 2009 and $1.0 million at December 31, 2008.

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $13.4 million, $5.5 million and $4.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
(dollars in thousands)
2009	$21,918	$35,132	$(36,828)	$20,222
2008	$15,808	$50,282	$(44,172)	$21,918
2007 (1)	$8,436	$23,127	$(15,755)	$15,808

(1)	Additions include approximately $6,905 of loans related to a new director elected November 2007.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment by classification:

	Estimated Useful Lives	December 31,
		2009	2008
		(dollars in thousands)
Land		$21,921	$21,640
Buildings	10 to 40 years	96,870	94,130
Furniture, fixtures and equipment	3 to 15 years	57,666	55,487
Accumulated depreciation		(84,663)	(79,846)

Total		$91,794	$91,411

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	December 31,
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Core deposit intangibles	$7,222	$(3,558)	$6,722	$(2,886)
Customer relationship intangibles	4,448	(968)	4,392	(720)

Total	$11,670	$(4,526)	$11,114	$(3,606)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization
Year ended December 31:
2009	$920
2008	902
2007	968

Estimated Amortization
Year ending December 31:
2010	$969
2011	969
2012	958
2013	815
2014	586

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Consolidated
	(dollars in thousands)
Year Ended:
December 31, 2009
Balance at beginning of period	$6,150	$23,295	$4,258	$624	$34,327
Acquisitions	—	357	—	—	357

Balance at end of period	$6,150	$23,652	$4,258	$624	$34,684

Year Ended:
December 31, 2008
Balance at beginning and end of period	$6,150	$23,295	$4,258	$624	$34,327

(8) TIME DEPOSITS

Certificates of deposit in denominations of $100,000 or more totaled $380 million and $340 million at December 31, 2009 and 2008, respectively. At December 31, 2009, the scheduled maturities of all certificates of deposit are as follows (dollars in thousands):

2010	$736,831
2011	68,604
2012	20,799
2013	13,705
2014	24,569
Thereafter	59

Total	$864,567

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2009	2008
	(dollars in thousands)
Federal funds purchased	$100	$8,820
Repurchase agreements	—	4,064

Total	$100	$12,884

Weighted average interest rate	0.38%	2.14%

End of period interest rate	0.20%	0.59%

Federal funds purchased represents borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) LONG-TERM BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages, are pledged as collateral for the borrowings under the line of credit. The Company paid off all FHLB borrowings during 2008. As of December 31, 2009, the Company had the ability to draw up to $20 million on this line of credit with none outstanding as of that date.

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

In November 2006, the Company made the determination to exercise the optional prepayment terms of the 9.65% Junior Subordinated Debentures. The securities were redeemed on January 15, 2007 for a redemption price equal to 104.825% of the aggregate $25 million liquidation amount of the debentures plus all accrued and unpaid interest to the redemption date. As a result of these transactions, the Company incurred a one-time charge of approximately $1.2 million after taxes at the time of the redemption. The one-time charge reflects the premium paid and the acceleration of the unamortized issuance costs. The one-time charge was included in the Company’s 2007 results.

In January 2004, BancFirst Corporation established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of BFC II. In February 2004, BFC II issued $25 million of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1 million in Trust Preferred Securities through the execution of an over-allotment option. The proceeds from the sale of the Trust Preferred Securities and the common securities of BFC II were invested in $26.8 million of 7.20% Junior Subordinated Debentures of BancFirst Corporation. Interest payments on the 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Trust Preferred Securities represent an undivided interest in the 7.20% Junior Subordinated Debentures and are guaranteed by BancFirst Corporation. During any deferral period or during any

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock. In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Trust Preferred Securities were callable at par, in whole or in part, after March 31, 2009.

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Current taxes:
Federal	$13,886	$21,870	$25,172
State	1,717	2,407	2,880
Deferred taxes	467	(825)	504

Total income taxes	$16,070	$23,452	$28,556

Income tax expense applicable to securities transactions approximated $134,000, $2.7 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes is presented in the following table:

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Tax expense at the federal statutory tax rate	$17,038	$23,733	$28,578
Increase (decrease) in tax expense from:
Tax-exempt income, net	(701)	(714)	(741)
State tax expense, net of federal tax benefit	1,737	2,379	2,831
Federal tax credits	(1,709)	(1,741)	(1,930)
Other, net	(295)	(205)	(182)

Total tax expense	$16,070	$23,452	$28,556

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net deferred tax liability consisted of the following:

	December 31,
	2009	2008
	(dollars in thousands)
Provision for loan losses	$12,733	$11,982
Discount on securities of banks acquired	(35)	(15)
Write-downs of other real estate owned	69	68
Deferred compensation	878	821
Other	1,947	1,633

Gross deferred tax assets	15,592	14,489

Unrealized net gains on securities available for sale	(5,915)	(7,903)
Basis difference related to tax credits	(3,269)	(2,709)
Depreciation	(2,915)	(1,585)
Leveraged lease	(3,711)	(4,011)
Other	(2,376)	(2,227)

Gross deferred tax liabilities	(18,186)	(18,435)

Net deferred tax liability	$(2,594)	$(3,946)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2009, 2008 and 2007, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination. Currently the Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of the deferred tax positions will be realized in future years.

(13) SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,500,000 shares in May 2006 and to 2,650,000 shares in May 2009. At December 31, 2009, 107,460 shares were available for future grants. The BancFirst ISOP will terminate December 31, 2011. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of the grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2009 will become exercisable through the year 2016. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 180,000 shares in May 2006 and to 205,000 shares in May 2009. At December 31, 2009, 50,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2009 will become exercisable through the year 2012. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2009, the Company repriced stock options granted under the BancFirst ISOP that were held by 27 optionees through an exchange of certain issued and outstanding stock options for new options. The new options were issued with an exercise price equal to the market price of the Company’s common stock at the effective date of the exchange and were subject to the seven-year vesting and 15-year term as provided by the plan. The Company’s compensation expense related to these options for the year ended December 31, 2009 was reduced by approximately $14,000 due to the unamortized value of the old options being amortized over a new seven-year vesting period. The total incremental compensation expense of $565,000 due to the repricing will be recognized over the seven-year vesting period of the new options.

The following is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Year Ended December 31, 2009
Outstanding at January 1, 2009	1,092,453	$27.80
Options granted	317,200	36.91
Options exercised	(17,600)	21.49
Options canceled, forfeited, or expired	(182,500)	46.87

Outstanding at December 31, 2009	1,209,553	27.41	9.15	$11,651

Exercisable at December 31, 2009	687,939	20.63	6.87	$11,292

Year Ended December 31, 2008
Outstanding at January 1, 2008	1,215,067	$26.75
Options granted	10,000	45.39
Options exercised	(112,614)	17.23
Options canceled, forfeited, or expired	(20,000)	38.46

Outstanding at December 31, 2008	1,092,453	27.80	8.97	$27,438

Exercisable at December 31, 2008	582,900	19.16	7.33	$19,679

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007
Weighted average grant-date fair value per share of options granted	$20.37	$20.24	$17.50
Total intrinsic value of options exercised	314	3,391	1,282
Cash received from options exercised	378	1,940	756
Tax benefit realized from options exercised	122	1,312	496

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

The Company recorded share-based employee compensation expense of approximately $1.1 million in 2009 and $1.2 million in both 2008 and 2007.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company will continue to amortize the remaining fair value of these stock options of approximately $7.9 million over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	Year Ended December 31
	2009	2008	2007
Risk-free interest rate	2.17% to 3.64%	2.89% to 4.12%	4.64% to 4.90%
Dividend yield	1.50%	1.50%	1.50 to 1.55%
Stock price volatility	52.71% to 74.84%	38.05% to 61.53%	25.85% to 35.46%
Expected term	10Yrs	10Yrs	10Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company amended the BancFirst Deferred Stock Compensation Plan to increase the number of shares to be issued under the plan to 51,000 shares in May 2006 and to 80,000 shares in May 2009. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. A summary of the accumulated stock units is as follows:

	December 31,
	2009	2008
Accumulated stock units	44,540	40,352
Average price	$31.91	$31.39

(14) RETIREMENT PLANS

In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the “401(k)/ESOP”) effective January 1, 1985. The 401(k)/ESOP covers all eligible employees, as defined in the plan, of the Company and its subsidiaries. The 401(k)/ESOP allows employees to defer up to the maximum legal limit of their compensation, of which the Company may match 50%, but not to exceed 3% of their compensation. In addition, the Company may make discretionary contributions to the 401(k)/ESOP, as determined by the Company’s Board of Directors. The aggregate amounts of contributions by the Company to the 401(k)/ESOP for the years ended December 31, 2009, 2008 and 2007, were approximately $2.5 million, $3.3 million and $3.5 million, respectively.

(15) STOCKHOLDERS’ EQUITY

The following is a description of the capital stock of the Company:

(a) Senior Preferred Stock: $1.00 par value; 10,000,000 shares authorized; no shares issued or outstanding. Shares may be issued with such voting, dividend, redemption, sinking fund, conversion, exchange, liquidation and other rights as shall be determined by the Company’s Board of Directors, without

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(c) Common stock: $1.00 par value; 20,000,000 shares authorized. At December 31, 2009 and 2008, there were 15,308,741 shares and 15,281,141 shares issued and outstanding, respectively.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase up to 600,000 shares of the Company’s common stock. The SRP was amended in May 2001, August of 2002, and September of 2007 to increase the shares authorized to be purchased by 555,832 shares, 364,530 shares and 366,948 shares, respectively. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2009 there were 560,000 shares remaining that could be repurchased under the SRP. Below is a summary of the shares repurchased under the program.

	Year Ended December 31,
	2009	2008
Number of shares repurchased	—	40,000
Average price of shares repurchased	$—	$40.70

In September 2007, the Company completed a modified Dutch auction self-tender offer and purchased 539,453 shares of its common stock for the maximum offering price of $45.00 per share. Cash on hand was used to pay for the purchase of the stock.

BancFirst Corporation’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2010, approximately $47.2 million of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

During any deferral period or any event of default on the Junior Subordinated Debentures, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

Quantitative measures established by regulations to ensure capital adequacy require the Company and BancFirst to maintain minimum amounts and ratios (set forth in the table below) of total Tier 1 capital (as defined in the regulations) to risk-weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 2009, that the Company and BancFirst met all capital adequacy requirements to which they are subject.

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
	(Dollars in thousands)
As of December 31, 2009:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$440,258	14.96%	$235,372	8.00%	N/A	N/A
BancFirst	414,161	14.18%	233,671	8.00%	$292,088	10.00%

Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	403,875	13.73%	117,686	4.00%	N/A	N/A
BancFirst	377,779	12.93%	116,835	4.00%	175,253	6.00%

Tier I Capital
(to Total Assets)-
BancFirst Corporation	403,875	9.23%	132,483	3.00%	N/A	N/A
BancFirst	377,779	8.71%	131,076	3.00%	218,461	5.00%

As of December 31, 2008:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$418,710	13.78%	$243,083	8.00%	N/A	N/A
BancFirst	394,058	12.99%	242,732	8.00%	$303,415	10.00%

Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	383,255	12.61%	121,542	4.00%	N/A	N/A
BancFirst	358,603	11.82%	121,366	4.00%	182,049	6.00%

Tier I Capital
(to Total Assets)-
BancFirst Corporation	383,255	10.02%	116,016	3.00%	N/A	N/A
BancFirst	358,603	9.39%	115,532	3.00%	192,554	5.00%

As of December 31, 2009, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework for prompt corrective action. To be well capitalized under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(16) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(dollars in thousands, except per share data)
Year Ended December 31, 2009
Basic
Income available to common stockholders	$32,609	15,299,781	$2.13

Effect of stock options	—	294,008

Diluted
Income available to common stockholders plus assumed exercises of stock options	$32,609	15,593,789	$2.09

Year Ended December 31, 2008
Basic
Income available to common stockholders	$44,358	15,218,835	$2.91

Effect of stock options	—	359,628

Diluted
Income available to common stockholders plus assumed exercises of stock options	$44,358	15,578,463	$2.85

Year Ended December 31, 2007
Basic
Income available to common stockholders	$53,093	15,574,521	$3.41

Effect of stock options	—	370,101

Diluted
Income available to common stockholders plus assumed exercises of stock options	$53,093	15,944,622	$3.33

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2009	304,292	$43.01
December 31, 2008	244,415	$45.93
December 31, 2007	229,923	$45.51

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2009	2008
	(dollars in thousands)
ASSETS
Cash	$14,178	$16,847
Securities	299	299
Investments in subsidiaries	441,233	421,503
Intangible assets	624	624
Dividends receivable	4,517	4,348
Other assets	1,094	545

Total assets	$461,945	$444,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$4,392	$3,571
Junior subordinated debentures	26,804	26,804
Stockholders’ equity	430,749	413,791

Total liabilities and stockholders’ equity	$461,945	$444,166

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$16,609	$16,070	$35,442
Interest on interest-bearing deposits	228	281	528
Other	—	—	6

Total operating income	16,837	16,351	35,976

OPERATING EXPENSE
Interest	1,966	1,966	2,088
Other	236	189	2,290

Total operating expense	2,202	2,155	4,378

Income before taxes and equity in undistributed earnings of subsidiaries	14,635	14,196	31,598
Allocated income tax benefit	733	956	1,045

Income before equity in undistributed earnings of subsidiaries	15,368	15,152	32,643
Equity in undistributed earnings of subsidiaries	17,241	29,206	20,450

Net income	$32,609	$44,358	$53,093

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32,609	$44,358	$53,093
Adjustments to reconcile to net cash provided by operating activities:
Prepayment expenses of junior subordinated debentures	—	—	1,894
Equity in undistributed earnings of subsidiaries	(18,280)	(29,206)	(20,450)
Amortization of stock based compensation arrangements	1,038	1,192	1,241
Other, net	450	(794)	(1,199)

Net cash provided by operating activities	15,817	15,550	34,579

INVESTING ACTIVITIES
Net cash used for acquisitions	(5,452)	—	(3,344)
Proceeds from sale of assets	—	—	516
Purchases of securities	—	(13)	(26)
Other, net	—	—	5

Net cash used for investing activities	(5,452)	(13)	(2,849)

FINANCING ACTIVITIES
Prepayment of junior subordinated debentures	—	—	(26,894)
Issuance of common stock	740	2,970	1,303
Acquisition of common stock	—	(1,634)	(27,132)
Cash dividends paid	(13,774)	(12,785)	(11,747)
Other, net	—	—	(1,033)

Net cash used for financing activities	(13,034)	(11,449)	(65,503)

Net (decrease) increase in cash	(2,669)	4,088	(33,773)
Cash at the beginning of the period	16,847	12,759	46,532

Cash at the end of the period	$14,178	$16,847	$12,759

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$1,966	$1,966	$3,127

Cash received during the period for income taxes, net	$1,366	$2,317	$1,978

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

	December 31,
	2009	2008
	(dollars in thousands)
Loan commitments	$638,652	$678,546
Stand-by letters of credit	61,718	58,325

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

The Company leases office space in thirteen buildings, three parcels of land on which it owns buildings, and fourteen ATM locations. These leases expire at various dates through 2064.

The future minimum rental payments under these leases are as follows (dollars in thousands):

Year Ending December 31:
2010	$671
2011	485
2012	319
2013	173
2014	117
Later years	642

Total	$2,407

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $1.0 million, $1.0 million and $1.2 million during 2009, 2008 and 2007, respectively.

During the third quarter of 2009, the Company was advised by the State of Oklahoma of a demand for payment of $2.3 million related to an embezzlement conducted by an employee of the state who deposited stolen checks into an account at BancFirst that was opened under false pretenses. The Company settled the demand on February 9, 2010. The settlement did not have a material effect on the Company’s financial statements.

In 2005, the Company reported a $3.3 million cash shortfall at one of its branches. The Company notified its fidelity bond carrier of the pending claim and that a thorough investigation would ensue. Based on the facts available at the time and outside consultation, the Company recorded as an expense its deductible on the

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

coverage of $250 thousand and a receivable for the bond claim of approximately $3 million during 2005. It became apparent that the Company’s investigation was going to take much longer than management and the Company’s consultant originally expected. Specifically, the time frame for ongoing criminal investigation of the matter and the possibility of litigation amongst the parties had created uncertainty as to the timing of any recovery under the fidelity bond. While management still expected a significant recovery under its fidelity bond coverage, the amount and timing of the recovery was no longer reasonably estimable. As a result, the Company believed it was prudent to write off, and recognize as an expense, the $3 million bond claim receivable during 2005. In July 2007, the fidelity bond carrier awarded the Company the $3.1 million bond claim. The recovery was included in other noninterest income during 2007.

The Company is a defendant in legal actions arising from normal business activities. Management believes that all legal actions against the Company are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company’s financial position, results of operations or cash flows.

(20) FAIR VALUE MEASUREMENTS

FAS 157, subsequently incorporated into FASB ASC Topic 820, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value.

Securities Available for Sale

Securities classified as available for sale are reported at fair value. U.S. Treasuries are valued using Level 1 inputs. Other securities available for sale including U.S. federal agencies, mortgage backed securities, and states and political subdivisions are valued using prices from an independent pricing service utilizing Level 2 data. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company also invests in equity securities classified as available for sale for which observable information is not readily available. These securities are reported at fair value utilizing Level 3 inputs. For these securities, management determines the fair value based on replacement cost, the income approach or information provided by outside consultants or lead investors.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives

Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains dealer and market quotations to value its oil and gas swaps and options. The Company utilizes dealer quotes and observable market data inputs to substantiate internal valuation models.

Loans Held For Sale

The Company originates mortgage and student loans to be sold. At the time of origination, the acquiring bank or governmental agency has already been determined and the terms of the loan, including interest rate, have already been set by the acquiring bank or governmental agency, allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination and student loans are generally sold within one year. Loans held for sale are carried at lower of cost or market. Gains or losses recognized upon the sale of the loans are determined on a specific identification basis.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$921	$375,947	$10,508	$387,376
Derivative assets	—	7,544	—	7,544
Derivative liabilities	—	5,750	—	5,750
Loans held for sale	—	94,140	—	94,140

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Balance at the beginning of the year	$16,345	$13,981
Purchases	516	2,801
Sales	(5,017)	(643)
Total unrealized (losses) gains	(1,336)	206

Balance at the end of the year	$10,508	$16,345

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivatives

Derivatives are reported at fair value using dealer quotes and observable market data.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
FINANCIAL ASSETS
Cash and due from banks	$106,856	$106,827	$126,227	$126,634
Federal funds sold and interest-bearing deposits	934,654	933,907	327,874	327,218
Securities	417,172	418,112	455,568	456,075
Loans:
Loans (net of unearned interest)	2,738,654		2,757,854
Allowance for loan losses	(36,383)		(34,290)

Loans, net	2,702,271	2,694,276	2,723,564	2,754,328
Derivative assets	7,544	7,544	17,609	17,609
FINANCIAL LIABILITIES
Deposits	3,929,016	3,949,068	3,377,608	3,401,868
Short-term borrowings	100	100	12,884	12,886
Derivative liabilities	5,750	5,750	16,297	16,297
Junior subordinated debentures	26,804	26,847	26,804	26,804
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,118		1,187
Letters of credit		463		437

Non-financial Assets and Liabilities

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill and other intangible assets and other non-financial long-lived assets. These items are evaluated annually for impairment of which there was none as of December 31, 2009 or 2008. The overall level of non-financial assets and liabilities were not significant to the Company at December 31, 2009 or 2008.

The Company is required under current authoritative accounting guidance to disclose the estimated fair value of their financial instrument assets and liabilities including those subject to the requirements discussed above. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments as defined.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table (notional amounts and dollars in thousands):

		December 31,
		2009		2008
Oil and natural gas swaps and options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value

Oil
Derivative assets	Barrels	286	$6,138	273	$11,230
Derivative liabilities	Barrels	(286)	(5,682)	(273)	(10,750)

Natural gas
Derivative assets	MMBTUs	6,914	$4,564	(6,746)	$6,379
Derivative liabilities	MMBTUs	(6,914)	(3,226)	6,746	(5,547)

Total fair value	Included in
Derivative assets	Other assets		7,544		17,609
Derivative liabilities	Other liabilities		5,750		16,297

The Company recognized income related to this activity, which was included in Other Income of $616,000, $456,000 and $77,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Company had credit exposure relating to oil and gas swaps and options with bank counterparties of approximately $6.1 million at December 31, 2009 and $15.6 million at December 31, 2008.

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(dollars in thousands)
December 31, 2009
Net interest income (expense)	$40,308	$87,446	$7,391	$(3,824)	$—	$131,321
Provision for loan losses	6,673	3,618	97	1	—	10,389
Noninterest income	10,501	34,543	19,025	36,833	(34,038)	66,864
Depreciation and amortization	1,506	5,225	468	1,241	—	8,440
Other expenses	25,359	64,589	15,840	25,134	(245)	130,677

Income before taxes	$17,271	$48,557	$10,011	$6,633	$(33,793)	$48,679

Total assets	$1,386,748	$2,779,110	$221,033	$523,350	$(494,126)	$4,416,115

Capital expenditures	$1,625	$3,088	$91	$1,209	$—	$6,013

December 31, 2008
Net interest income (expense)	$42,067	$93,008	$7,159	$(3,127)	$—	$139,107
Provision for loan losses	4,048	6,330	321	(23)	—	10,676
Noninterest income	9,922	33,207	19,574	57,123	(45,441)	74,385
Depreciation and amortization	1,580	5,227	449	1,294	—	8,550
Other expenses	24,169	62,323	16,949	23,239	(224)	126,456

Income before taxes	$22,192	$52,335	$9,014	$29,486	$(45,217)	$67,810

Total assets	$1,256,685	$2,449,916	$218,984	$421,842	$(480,223)	$3,867,204

Capital expenditures	$4,419	$4,809	$290	$3,850	$—	$13,368

December 31, 2007
Net interest income (expense)	$45,982	$96,668	$7,239	$(1,545)	$(58)	$148,286
Provision for loan losses	1,005	2,187	129	8	—	3,329
Noninterest income	8,233	30,404	26,474	67,963	(61,936)	71,138
Depreciation and amortization	2,040	4,803	385	1,308	—	8,536
Other expenses	23,112	60,505	15,972	26,497	(176)	125,910

Income before taxes	$28,058	$59,577	$17,227	$38,605	$(61,818)	$81,649

Total assets	$1,123,148	$2,390,420	$206,060	$478,823	$(455,445)	$3,743,006

Capital expenditures	$5,606	$6,348	$431	$2,465	$—	$14,850

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

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(23) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 is as follows:

	Quarter
	Fourth	Third	Second	First
	(dollars in thousands, except per share data)
2009
Net interest income	$34,070	$32,952	$32,546	$31,753
Provision for loan losses	1,175	998	4,851	3,365
Noninterest income	16,160	17,039	17,043	16,622
Noninterest expense	33,889	35,481	35,218	34,529
Net income	9,834	9,390	6,260	7,125
Net income per common share:
Basic	0.64	0.61	0.41	0.47
Diluted	0.63	0.60	0.40	0.46

2008
Net interest income	$33,695	$35,251	$34,774	$35,387
Provision for loan losses	3,087	2,270	3,539	1,780
Noninterest income	16,030	17,784	23,330	17,241
Noninterest expense	34,175	34,307	33,596	32,928
Net income	8,069	10,958	13,737	11,594
Net income per common share:
Basic	0.53	0.72	0.91	0.76
Diluted	0.52	0.70	0.89	0.74

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.8	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.9	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.10	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

Exhibit Number	Exhibit
4.11	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.12	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.13	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Ninth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.7	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.8	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement adopted June 25, 2009 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted June 25, 2009 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Grant Thornton LLP.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.