Form 10-Q
period 2010-03-31
BANCFIRST CORP /OK/
filed 2010-05-10
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

N/A

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2010 there were 15,346,800 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,		December 31,
	2010	2009	2009
	(unaudited)	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$100,436	$123,378	$106,856
Interest-bearing deposits with banks	989,453	381,381	929,654
Federal funds sold	—	—	5,000
Securities (market value: $431,511, $439,963, and $418,112, respectively)	430,586	439,220	417,172
Loans:
Total loans (net of unearned interest)	2,766,304	2,808,499	2,738,654
Allowance for loan losses	(36,780)	(36,765)	(36,383)

Loans, net	2,729,524	2,771,734	2,702,271
Premises and equipment, net	91,329	91,806	91,794
Other real estate owned, net	10,069	5,245	9,505
Intangible assets, net	6,902	7,315	7,144
Goodwill	34,684	34,327	34,684
Accrued interest receivable	22,672	24,472	21,670
Other assets	93,134	79,277	90,365

Total assets	$4,508,789	$3,958,155	$4,416,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,201,577	$1,000,846	$1,157,688
Interest-bearing	2,807,440	2,470,672	2,771,328

Total deposits	4,009,017	3,471,518	3,929,016
Short-term borrowings	1,000	1,250	100
Accrued interest payable	3,400	4,734	3,886
Other liabilities	31,667	37,468	25,559
Junior subordinated debentures	26,804	26,804	26,804

Total liabilities	4,071,888	3,541,774	3,985,365

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,337,050, 15,291,641 and 15,308,741, respectively	15,337	15,292	15,309
Capital surplus	70,728	68,380	69,725
Retained earnings	340,473	319,615	334,693
Accumulated other comprehensive income, net of income tax of $(5,580), $(7,051) and $(5,915), respectively	10,363	13,094	11,023

Total stockholders’ equity	436,901	416,381	430,750

Total liabilities and stockholders’ equity	$4,508,789	$3,958,155	$4,416,115

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
INTEREST INCOME
Loans, including fees	$37,362	$38,268
Securities:
Taxable	3,010	3,626
Tax-exempt	329	381
Interest-bearing deposits with banks	574	359

Total interest income	41,275	42,634

INTEREST EXPENSE
Deposits	6,924	10,380
Short-term borrowings	—	10
Junior subordinated debentures	489	491

Total interest expense	7,413	10,881

Net interest income	33,862	31,753
Provision for loan losses	896	3,365

Net interest income after provision for loan losses	32,966	28,388

NONINTEREST INCOME
Trust revenue	1,398	1,315
Service charges on deposits	9,063	8,568
Securities transactions	136	339
Income from sales of loans	343	325
Insurance commissions	1,854	1,934
Cash management services	1,576	2,688
Gain on sale of other assets	105	15
Other	1,485	1,438

Total noninterest income	15,960	16,622

NONINTEREST EXPENSE
Salaries and employee benefits	19,948	20,117
Occupancy and fixed assets expense, net	2,108	2,210
Depreciation	1,811	1,771
Amortization of intangible assets	242	230
Data processing services	1,154	905
Net expense from other real estate owned	87	107
Marketing and business promotion	1,408	1,452
Deposit insurance	1,489	815
Other	6,654	6,922

Total noninterest expense	34,901	34,529

Income before taxes	14,025	10,481
Income tax expense	(4,722)	(3,356)

Net income	9,303	7,125
Other comprehensive income, net of tax:
Unrealized losses on securities	(748)	(2,774)
Reclassification adjustment for gains included in net income	88	1,191

Comprehensive income	$8,643	$5,542

NET INCOME PER COMMON SHARE
Basic	$0.61	$0.47

Diluted	$0.60	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
COMMON STOCK
Issued at beginning of period	$15,309	$15,281
Shares issued	28	11
Shares acquired and canceled	—	—

Issued at end of period	$15,337	$15,292

CAPITAL SURPLUS
Balance at beginning of period	$69,725	$67,975
Common stock issued	591	106
Tax effect of stock options	42	33
Stock option expense	370	266

Balance at end of period	$70,728	$68,380

RETAINED EARNINGS
Balance at beginning of period	$334,693	$315,858
Net income	9,303	7,125
Dividends on common stock	(3,523)	(3,368)
Common stock acquired and canceled	—	—

Balance at end of period	$340,473	$319,615

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities
Balance at beginning of period	$11,023	$14,677
Net change	(660)	(1,583)

Balance at end of period	$10,363	$13,094

Total stockholders’ equity	$436,901	$416,381

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES [1]	$(33,416)	$9,940

INVESTING ACTIVITIES
Purchases of securities:
Held for investment	(140)	—
Available for sale	(34,079)	—
Maturities of securities:
Held for investment	1,388	1,986
Available for sale	16,978	10,654
Proceeds from sales and calls of securities:
Held for investment	7	9
Available for sale	1,068	839
Net decrease in federal funds sold	5,000	1,000
Purchases of loans	(89)	(18,879)
Proceeds from sales of loans	2,372	2,061
Net other decrease (increase) in loans	16,356	(34,023)
Purchases of premises, equipment and other	(1,531)	(2,319)
Proceeds from the sale of other assets	1,426	1,333

Net cash provided by (used in) investing activities	8,756	(37,339)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	95,201	66,975
Net (decrease) increase in certificates of deposits and IRA’s	(15,200)	26,935
Net increase (decrease) in short-term borrowings	900	(11,634)
Issuance of common stock	661	150
Cash dividends paid	(3,523)	(3,369)

Net cash provided by financing activities	78,039	79,057

Net increase in cash, due from banks and interest bearing deposits	53,379	51,658
Cash, due from banks and interest bearing deposits at the beginning of the period	1,036,510	453,101

Cash, due from banks and interest bearing deposits at the end of the period	$1,089,889	$504,759

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$7,899	$11,975

[1]	Includes $48.1 million net loan originations of loans held for sale for the three months ended March 31, 2010

The accompanying notes are an integral part of these condensed consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BancFirst Agency, Inc., Lenders Collection Corporation and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2009, the date of the most recent annual report.

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

In January 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Vale Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Codification Subtopic 820-10 to now require entities to make new disclosures about the different classes of assets and liabilities measured at fair value. The new requirements are as follows: (1) a reporting entity should disclose separately the amounts of significant transfers between Level 1 and Level 2 fair-value measurements and the reasons for the transfers, and (2) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information on purchases, sales, issuances and settlements on a gross basis. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair-value measurements. Except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years, the new guidance is effective for the Company’s financial statements for the periods ending after December 15, 2009. The adoption of this disclosure-only guidance will not have an effect on the Company’s results of operations or financial position. See Note 14 for disclosure.

(3)	RECENT DEVELOPMENTS: MERGERS, ACQUISITIONS AND DISPOSALS

In April 2010 the Company elected to cease participation in the Transaction Account Guarantee Program for extended coverage of noninterest bearing transaction deposit accounts. As of March 31, 2010, the Company had approximately $600 million of deposits covered under this program. The Company’s participation in the Transaction Account Guarantee Program will expire on June 30, 2010.

On April 1, 2010, the Company’s insurance agency BancFirst Insurance Services, Inc., formerly known as Wilcox, Jones & McGrath, Inc., completed its acquisition of RBC Agency, Inc., which has offices in Shawnee and Stillwater. BancFirst Insurance Services, Inc. has offices in Oklahoma City, Tulsa, Lawton and Muskogee. The acquisition did not have a material effect on the results of operations for the Company.

On March 21, 2010, Congress passed student loan reform centralizing student lending in a governmental agency, which as of June 30, 2010, will result in an end to the student loan programs provided by the Company. As of March 31, 2010, the Company had approximately $198 million of student loans with $136 million held for sale.

On December 8, 2009, the Company completed the acquisition of First Jones Bancorporation. First State Bank, Jones operated as a subsidiary of BancFirst Corporation until it was merged into the BancFirst system in early March 2010. The acquisition enhanced the presence of BancFirst in eastern Oklahoma County. The acquisition did not have a material effect on the results of operations for the Company.

(4)	SECURITIES

The following table summarizes securities held for investment and securities available for sale (dollars in thousands):

	March 31,		December 31,
	2010	2009	2009
Held for investment, at cost (market value; $29,465, $33,216 and $30,736, respectively)	$28,540	$32,473	$29,796
Available for sale, at market value	402,046	406,747	387,376

Total	$430,586	$439,220	$417,172

The following table summarizes the maturity of securities (dollars in thousands):

	March 31,		December 31,
	2010	2009	2009
Contractual maturity of debt securities:
Within one year	$162,641	$122,977	$69,093
After one year but within five years	245,586	272,772	267,375
After five years	12,472	27,466	70,196

Total debt securities	420,699	423,215	406,664
Equity securities	9,887	16,005	10,508

Total	$430,586	$439,220	$417,172

The Company held 207 and 221 debt securities available for sale that had unrealized gains as of March 31, 2010 and 2009, respectively. These securities had a market value totaling $293.3 million and $390.0 million, respectively, and unrealized gains totaling $14.5 million and $17.3 million, respectively. The Company also held 26 and 15 debt securities available for sale that had unrealized losses, respectively. These securities had a market value totaling $76.0 million and $1.2 million and unrealized losses totaling $409,000 and $11,000, respectively. The Company has both the intent and ability to hold these debt securities until the unrealized losses are recovered.

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	March 31,				December 31,
	2010		2009		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$504,624	18.24%	$533,837	19.01%	$515,762	18.83%
Oil & gas production & equipment	83,351	3.01	86,803	3.09	84,199	3.07
Agriculture	81,943	2.96	82,947	2.96	83,519	3.05
State and political subdivisions:
Taxable	10,171	0.37	6,154	0.22	12,066	0.44
Tax-exempt	8,329	0.30	8,108	0.29	8,840	0.32
Real Estate:
Construction	208,136	7.53	237,948	8.47	201,704	7.37
Farmland	83,875	3.03	87,610	3.12	85,620	3.13
One to four family residences	564,189	20.40	551,645	19.64	569,592	20.80
Multifamily residential properties	29,417	1.07	48,575	1.73	29,964	1.09
Commercial	767,946	27.76	760,630	27.08	765,911	27.97
Consumer	396,024	14.32	374,019	13.32	352,477	12.88
Other	28,299	1.01	30,223	1.07	29,000	1.05

Total loans	$2,766,304	100.00%	$2,808,499	100.00%	$2,738,654	100.00%

Loans held for sale (included above)	$142,903		$8,772		$94,140

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

Loans held for sale included $135.7 million and $82.4 million of student loans as of March 31, 2010 and December 31, 2009, respectively. Student loans are classified as consumer loans in the preceding table and valued at the lower of cost or market.

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

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Balance at beginning of period	$36,383	$34,290

Charge-offs	(638)	(1,068)
Recoveries	139	178

Net charge-offs	(499)	(890)

Provisions charged to operations	896	3,365

Balance at end of period	$36,780	$36,765

The net charge-offs by category are summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Commercial, financial and other	$92	$377
Real estate – construction	4	135
Real estate – mortgage	274	224
Consumer	129	154

Total	$499	$890

(6)	NONPERFORMING AND RESTRUCTURED ASSETS

The following is a summary of nonperforming and restructured assets (dollars in thousands):

	March 31,		December 31,
	2010	2009	2009
Past due over 90 days and still accruing	$589	$867	$853
Nonaccrual	37,801	25,255	37,133
Restructured	1,912	353	1,970

Total nonperforming and restructured loans	40,302	26,475	39,956
Other real estate owned and repossessed assets	10,272	5,576	9,881

Total nonperforming and restructured assets	$50,574	$32,051	$49,837

Nonperforming and restructured loans to total loans	1.46%	0.94%	1.46%

Nonperforming and restructured assets to total assets	1.12%	0.81%	1.13%

(7)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	March 31,				December 31,
	2010		2009		2009
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Core deposit intangibles	$7,222	$(3,739)	$6,722	$(3,054)	$7,222	$(3,558)
Customer relationship intangibles	4,448	(1,029)	4,429	(782)	4,448	(968)

Total	$11,670	$(4,768)	$11,151	$(3,836)	$11,670	$(4,526)

Amortization of intangible assets and estimated amortization of intangible assets are as follows: (dollars in thousands):

Amortization:
Three months ended March 31, 2010	$242
Three months ended March 31, 2009	230
Year ended December 31, 2009	920

Estimated Amortization
Year ending December 31:
2010	$969
2011	969
2012	958
2013	815
2014	586

The following is a summary of goodwill by business segment (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Consolidated
Three Months Ended March 31, 2010
Balance at beginning and end of period	$6,150	$23,652	$4,258	$624	$34,684

Three Months Ended March 31, 2009
Balance at beginning and end of period	$6,150	$23,295	$4,258	$624	$34,327

Year Ended December 31, 2009
Balance at beginning of period	$6,150	$23,295	$4,258	$624	$34,327
Acquisitions	—	357	—	—	357

Balance at end of period	$6,150	$23,652	$4,258	$624	$34,684

(8)	CAPITAL

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

	Minimum	March 31,		December 31,
	Required	2010	2009	2009
Tier 1 capital		$410,928	$387,622	$403,875
Total capital		$447,621	$424,387	$440,258
Risk-adjusted assets		$2,935,332	$3,022,808	$2,942,152
Leverage ratio	3.00%	9.20%	9.90%	9.23%
Tier 1 capital ratio	4.00%	14.00%	12.82%	13.73%
Total capital ratio	8.00%	15.25%	14.04%	14.96%

As of March 31, 2010 and 2009, and December 31, 2009, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(9)	STOCK REPURCHASE PLAN

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for stockholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At March 31, 2010 there were 560,000 shares remaining that could be repurchased under the SRP. The Company did not repurchase shares under the SRP for the three months ended March 31, 2010 or 2009.

(10)	SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,650,000 shares in May 2009. At March 31, 2010, 113,860 shares are available for future grants. The BancFirst ISOP will terminate December 31, 2014. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted prior to 1996 expire at the end of eleven years from the date of the grant. Options granted after January 1, 1996 expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2010 will become exercisable through the year 2016. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At March 31, 2010, 50,000 shares are available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2010 will become exercisable through the year 2011. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The following is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended March 31, 2010
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,209,553	$27.41
Options granted	—	—
Options exercised	(27,972)	21.74
Options canceled	(6,400)	30.53

Outstanding at March 31, 2010	1,175,181	27.53	8.97	$11,181

Exercisable at March 31, 2010	691,467	21.28	6.76	$10,899

The following is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Weighted average grant-date fair value per share of options granted	N/A	N/A
Total intrinsic value of options exercised	$553	$17
Cash received from options exercised	608	8
Tax benefit realized from options exercised	213	7

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

For the three months ended March 31, 2010 and 2009, the Company recorded share-based employee compensation expense of approximately $227,000 and $163,000, respectively, net of tax.

The Company will continue to amortize the remaining fair value of these stock options of approximately $5.8 million, over the remaining vesting period of approximately seven years. The following table shows the assumptions used for computing share-based employee compensation expense under the fair value method.

	March 31,
	2010	2009
Risk-free interest rate	4.00%	2.17%
Dividend yield	1.50%	1.50%
Stock price volatility	38.61%	68.96%
Expected term	10 Yrs	10 Yrs

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

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. The following is a summary of the tax effects of this unrealized gain or loss (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Unrealized loss during the period:
Before-tax amount	$(995)	$(2,436)
Tax benefit	335	853

Net-of-tax amount	$(660)	$(1,583)

The amount of unrealized gain included, net of tax, in accumulated other comprehensive income is summarized in the following table (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Unrealized gain on securities:
Beginning balance	$11,023	$14,677
Current period change	(748)	(2,774)
Reclassification adjustment for gains included in net income	88	1,191

Ending balance	$10,363	$13,094

(12)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows (dollars in thousands, except per share data):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended March 31, 2010 Basic Income available to common stockholders	$9,303	15,319,111	$0.61

Effect of stock options	—	308,901

Diluted Income available to common stockholders plus assumed exercises of stock options	$9,303	15,628,012	$0.60

Three Months Ended March 31, 2009 Basic Income available to common stockholders	$7,125	15,291,636	$0.47

Effect of stock options	—	287,454

Diluted Income available to common stockholders plus assumed exercises of stock options	$7,125	15,579,090	$0.46

The following table contains the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the proceeds that would be received from the options’ exercise were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended March 31, 2010	398,200	$40.06
Three Months Ended March 31, 2009	267,417	$36.99

(13)	SEGMENT INFORMATION

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

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
Three Months Ended:
March 31, 2010
Net interest income (expense)	$11,258	$21,991	$1,451	$(838)	$—	$33,862
Noninterest income	2,562	8,355	4,342	10,424	(9,723)	15,960
Income before taxes	7,005	11,924	1,619	3,149	(9,672)	14,025

March 31, 2009
Net interest income (expense)	$9,245	$21,337	$1,846	$(675)	$—	$31,753
Noninterest income	2,868	8,298	4,795	8,149	(7,488)	16,622
Income before taxes	4,428	11,577	1,991	(70)	(7,445)	10,481

Total Assets:
March 31, 2010	$1,472,093	$2,807,863	$280,694	$440,146	$(492,007)	$4,508,789
March 31, 2009	$1,277,940	$2,511,295	$272,162	$377,807	$(481,049)	$3,958,155
December 31, 2009	$1,386,748	$2,779,110	$221,033	$523,350	$(494,126)	$4,416,115

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

(14)	FAIR VALUE MEASUREMENTS

ASC Topic 820 (formerly FAS 157), establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities Available for Sale	$912	$391,247	$9,887	$402,046
Derivative Assets	—	10,635	—	10,635
Derivative Liabilities	—	8,820	—	8,820
Loans Held For Sale	—	142,903	—	142,903

The changes in Level 3 assets measured at estimated fair value on a recurring basis were as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Beginning balance	$10,508	$16,345
Purchases	—	—
Sales	(617)	—
Total unrealized losses	(4)	(339)

Ending balance	$9,887	$16,006

(15)	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table (notional amounts and dollars in thousands):

		March 31,				December 31,
		2010		2009		2009
Oil and natural gas swaps and options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Oil
Derivative assets	Barrels	302	$5,663	256	$9,396	286	$6,138
Derivative liabilities	Barrels	(302)	(5,172)	(256)	(8,725)	(286)	(5,682)
Natural Gas
Derivative assets	MMBTUs	4,174	8,007	7,301	9,862	6,914	$4,564
Derivative liabilities	MMBTUs	(4,174)	(6,683)	(7,301)	(8,337)	(6,914)	(3,226)
Total fair value	Included in
Derivative assets	Other assets		10,635		19,043		7,544
Derivative liabilities	Other liabilities		8,820		16,847		5,750

The Company recognized income related to this activity, which was included in other noninterest income, of $108,000 and $372,000 for the three months ended March 31, 2010 and 2009, respectively.

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

The Company had credit exposure relating to oil and gas swaps and options with bank counterparties of approximately $10.0 million at March 31, 2010, $17.6 million at March 31, 2009 and $6.1 million at December 31, 2009.

The Company entered into a $30 million five year guaranty with a counterparty on June 4, 2008 for the timely payment of the obligations of its subsidiary Bank related to the settlement of oil and gas positions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This discussion and analysis should be read in conjunction with the Company’s December 31, 2009 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the Company’s consolidated financial statements and the related notes included in Item 1.

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

SUMMARY

BancFirst Corporation’s net income for the first quarter of 2010 was $9.3 million compared to $7.1 million for the first quarter of 2009. Diluted net income per share was $0.60 and $0.46 for the first quarter of 2010 and 2009, respectively.

Net interest income for the first quarter of 2010 was $33.9 million, compared to $31.8 million for the first quarter of 2009. The Company’s net interest margin was 3.38% the first quarter of 2010 down 31 basis points from 3.69% for the first quarter of 2009. The decrease is due to lower interest rates brought about by a slowing national economy, reflected in the national unemployment rate reaching 10%. Provision for loan losses was $896,000 for the first quarter of 2010 compared to $3.4 million for the first quarter of 2009. Noninterest income was $16.0 million for the first quarter of 2010 compared to $16.6 million for the first quarter of 2009, while noninterest expense was $34.9 million for the first quarter of 2010 compared to $34.5 million for the first quarter of 2009.

Total assets at March 31, 2010 were $4.5 billion, up $551 million or 13.9% from a year ago. Compared to year end 2009, total assets grew by $93 million from $4.4 billion. Total loans at March 31, 2010 were $2.8 billion, a decrease of $42 million or 1.5% from March 31, 2009, compared to an increase of $28 million from December 31, 2009. At March 31, 2010 total deposits were $4.0 billion, up $538 million or 15.5% from March 31, 2009 and up $80 million from December 31, 2009. The Company’s liquidity remains strong as its average loan-to-deposit ratio was 70.1% at March 31, 2010 compared to 83.3% at March 31, 2009. Stockholders’ equity was $437 million as of March 31, 2010, an increase of $21 million from March 31, 2009 and $6 million from December 31, 2009. Average stockholders’ equity to average assets was 9.86% at March 31, 2010, compared to 10.85% at March 31, 2009. The Company’s borrowings include no brokered deposits and no Federal Home Loan Bank borrowings at March 31, 2010.

Asset quality began to deteriorate in 2009, which resulted in a ratio of nonperforming and restructured assets to total assets of 1.12% at March 31, 2010, compared to 0.81% at March 31, 2009 and 1.13% for the year ended December 31, 2009. The allowance for loan losses equaled 91.3% of nonperforming and restructured loans at March 31, 2010, versus 138.9% at March 31, 2009 and 91.1% at December 31, 2009. Net charge-offs to average loans decreased to 0.07% at March 31, 2010, compared to 0.13% at March 31, 2009. The allowance for loan losses as a percentage of total loans remained fairly constant at 1.33% at March 31, 2010 compared to 1.31% at March 31, 2009 and 1.33% at December 31, 2009.

In April 2010 the Company elected to cease participation in the Transaction Account Guarantee Program (“TAGP”) for extended coverage of noninterest bearing transaction deposit accounts. As of March 31, 2010, the Company had approximately $600 million of deposits covered under this program. The Company’s participation in the TAGP will expire on June 30, 2010.

On March 21, 2010, Congress passed student loan reform centralizing student lending in a governmental agency, which as of June 30, 2010, will result in an end to the student loan programs provided by the Company. As of March 31, 2010, the Company had approximately $198 million of student loans with $136 million held for sale.

On April 1, 2010, the Company’s insurance agency BancFirst Insurance Services, Inc., formerly known as Wilcox, Jones & McGrath, Inc., completed its acquisition of RBC Agency, Inc., which has offices in Shawnee and Stillwater. BancFirst Insurance Services, Inc. has offices in Oklahoma City, Tulsa, Lawton and Muskogee. The acquisition did not have a material effect on the results of operations for the Company.

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Income Statement Data
Net interest income	$33,862	$31,753
Provision for loan losses	896	3,365
Securities transactions	136	339
Total noninterest income	15,960	16,622
Salaries and employee benefits	19,948	20,117
Total noninterest expense	34,901	34,529
Net income	9,303	7,125
Per Common Share Data
Net income – basic	$0.61	$0.47
Net income – diluted	0.60	0.46
Cash dividends	0.23	0.22
Performance Data
Return on average assets	0.85%	0.75%
Return on average stockholders’ equity	8.66	6.92
Cash dividend payout ratio	37.70	46.81
Net interest spread	3.05	3.06
Net interest margin	3.38	3.69
Efficiency ratio	70.05	71.38
Net charge-offs to average loans	0.07	0.13

	March 31,		December 31,
	2010	2009	2009
Balance Sheet Data
Total assets	$4,508,789	$3,958,155	$4,416,115
Total loans	2,766,304	2,808,499	2,738,654
Allowance for loan losses	(36,780)	(36,765)	(36,383)
Securities	430,586	439,220	417,172
Deposits	4,009,017	3,471,518	3,929,016
Stockholders’ equity	436,901	416,381	430,750
Book value per common share	28.49	27.23	28.14
Tangible book value per common share	25.78	24.51	25.41
Average loans to deposits (year-to-date)	70.05%	83.29%	74.57%
Average earning assets to total assets (year-to-date)	92.62	91.51	92.56
Average stockholders’ equity to average assets (year-to-date)	9.86	10.85	10.15
Asset Quality Ratios
Nonperforming and restructured loans to total loans	1.46%	0.94%	1.46%
Nonperforming and restructured assets to total assets	1.12	0.81	1.13
Allowance for loan losses to total loans	1.33	1.31	1.33
Allowance for loan losses to nonperforming and restructured loans	91.26	138.87	91.06

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, totaled $33.9 million for the first quarter of 2010, an increase of $2.1 million, or 6.6%, compared to the first quarter of 2009. Net interest income for the first quarter of 2010 included nonrecurring interest income on nonaccrual loans of $360,000. The Company’s net interest margin on a taxable equivalent basis for the first quarter of 2010 was 3.38% compared to 3.69% for the same period a year ago. The lower interest rate environment in 2010 compared to a year ago has caused the Company’s net interest margin to decline. In addition, an increase in earning assets and a higher level of overnight investments at lower rates caused further compression of the net interest margin. This compression was somewhat offset by the implementation of interest rate floors on loans implemented during 2009. If interest rates do not increase, the Company could experience continued compression of its net interest margin in 2010 as higher rate assets mature in a continued low interest rate environment. Furthermore, due to the interest rate floors implemented, short-term interest rates would have to increase approximately 100 basis points before the Company’s loan portfolio would experience a measurable increase in yield. From March 31, 2009 earning assets increased $574 million to $4.1 billion. During the quarter, the Company’s net interest margin experienced a volume variance of negative $1.4 million offset by a positive rate variance of $3.5 million due to lower interest expense on deposits.

Provision for Loan Losses

The Company’s provision for loan losses for the first quarter of 2010 was $896,000 compared to $3.4 million during the same period a year ago. The decrease in the loan loss provision was due to minimal net change in the level of nonperforming or potential problem loans. Net loan charge-offs were $499,000 for the first quarter of 2010, compared to $890,000 for the first quarter of 2009. The net charge-offs represent a rate of 0.07% of average total loans for the first quarter of 2010 compared to 0.13% for the same period in 2009.

Noninterest Income

At March 31, 2010, noninterest income was $16.0 million, down $662,000 or 4.0% over noninterest income for the same quarter a year ago. The decrease in noninterest income was due to lower electronic banking fees as deposits in money-markets funds declined. The lower electronic banking fees were offset somewhat by higher service charges on deposits.

Noninterest Expense

At March 31, 2010, noninterest expense was $34.9 million up $372,000 from $34.5 million for the same period last year. Noninterest expense rose slightly due to higher FDIC insurance premium of $675,000 and acquisition expenses of $389,000 offset by lower other operating expense.

Income Taxes

The Company’s effective tax rate was 33.7% for the quarter compared to 32.0% a year ago due to federal and state tax credits and an increase in pretax earnings.

FINANCIAL POSITION

Cash, Federal Funds Sold and Interest Bearing Balances with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of March 31, 2010 increased $48 million from December 31, 2009 and $585 million from March 31, 2009. The increase was mainly from deposit growth. Federal funds sold consists of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the Federal funds market that has resulted in near zero overnight fed funds rates, the Company has maintained its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

Securities

At March 31, 2010, total securities increased $13 million or 3.2% compared to December 31, 2009 and decreased $9 million or 2.0% compared to March 31, 2009. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $15.9 million at the end of the first quarter of 2010, compared to $20.1 million at March 31, 2009.

Loans

For the quarter ended March 31, 2010, total loans were approximately $2.8 billion, up $28 million or 1.0% from December 31, 2009 and down $42 million or 1.5% from March 31, 2009. The allowance for loan losses remained constant at $36.8 million compared to the first quarter of 2009, and increased slightly by $397,000 or 1.1% from year-end 2009. The allowance as a percentage of total loans was 1.33%, 1.33% and 1.31% at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. The allowance to nonperforming and restructured loans at the same dates was 91.3%, 91.1% and 138.9%, respectively.

Nonperforming and Restructured Loans

Nonperforming and restructured loans totaled $40.3 million at March 31, 2010, compared to $40.0 million at December 31, 2009 and $26.5 million at March 31, 2009. The ratio of nonperforming and restructured loans to total loans for the same periods was 1.46%, 1.46% and 0.94%, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic conditions.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $75.1 million of these loans at March 31, 2010 compared to $73.6 million at December 31, 2009 and $68.4 million at March 31, 2009. These loans are not included in nonperforming and restructured assets. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Deposits

At March 31, 2010 total deposits were $4.0 billion, an increase of $538 million or 15.5% from March 31, 2009 and $80 million or 2.0% from December 31, 2009. The increase from March 31, 2009 was due largely to overnight sweep funds that moved into low-rate interest-bearing transaction accounts due to low interest rates on money market funds. These deposits were insured because the Company participated in the TAGP and will continue to do so until June 30, 2010. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 9.4% of total deposits at March 31, 2010, compared to 9.7% at December 31, 2009 and 10.5% at March 31, 2009. The TAGP will expire on June 30, 2010. At March 31, 2010 the Company held approximately $600 million of deposits covered under TAGP. Some of the deposits currently insured by the TAGP could move back into money market funds or to other depository institutions.

Short-Term Borrowings

Short-term borrowings increased $900,000 from December 31, 2009, and decreased $250,000 from March 31, 2009. Fluctuations in short-term borrowings are a function of federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

Capital Resources

Stockholders’ equity was $437 million or 9.7% of total assets as of March 31, 2010, an increase of $6 million from year-end 2009 and an increase of $21 million from the first quarter of 2009 due to accumulated earnings. Average stockholders’ equity to average assets for the first quarter of 2010 was 9.86%, compared to 10.85% for the first quarter of 2009. The Company’s leverage ratio and total risk-based capital ratio were 9.20% and 15.25%, respectively, at March 31, 2010, well in excess of the regulatory minimums.

CONTRACTUAL OBLIGATIONS

There have not been material changes in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See note (2) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

SEGMENT INFORMATION

See note (13) of the Notes to Consolidated Financial Statements for disclosures regarding business segments.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,755,744	$37,442	5.51%	$2,801,385	$38,344	5.55%
Securities – taxable	387,459	3,010	3.15	408,908	3,626	3.60
Securities – tax exempt	36,704	507	5.60	41,518	586	5.72
Interest Bearing Deposits with Banks and Federal funds sold	916,510	574	0.25	270,854	359	0.54

Total earning assets	4,096,417	41,533	4.11	3,522,665	42,915	4.94

Nonearning assets:
Cash and due from banks	109,758			127,832
Interest receivable and other assets	253,165			233,479
Allowance for loan losses	(36,419)			(34,550)

Total nonearning assets	326,504			326,761

Total assets	$4,422,921			$3,849,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$609,443	$367	0.24%	$356,831	$226	0.26%
Savings deposits	1,326,881	3,073	0.94	1,102,520	4,599	1.69
Time deposits	859,118	3,484	1.64	849,815	5,555	2.65
Short-term borrowings	763	—	—	8,714	10	0.47
Junior subordinated debentures	26,804	489	7.40	26,804	491	7.43

Total interest-bearing liabilities	2,823,009	7,413	1.06	2,344,684	10,881	1.88

Interest-free funds:
Noninterest-bearing deposits	1,138,291			1,054,079
Interest payable and other liabilities	25,724			32,860
Stockholders’ equity	435,897			417,803

Total interest free funds	1,599,912			1,504,742

Total liabilities and stockholders’ equity	$4,422,921			$3,849,426

Net interest income		$34,120			$32,034

Net interest spread			3.05%			3.06%

Net interest margin			3.38%			3.69%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2009, the date of its annual report to stockholders.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Treasurer, Bank Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the first fiscal quarter of 2010 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Corporation and its subsidiaries are subject to various claims and legal actions that have arisen in the normal course of conducting business. None of these actions are believed by management to involve amounts that will be material to the Company’s consolidated financial position, results of operations or liquidity.

The Company is not currently aware of any additional or material changes to pending or threatened litigation against the Company or its subsidiaries or that involves any of the Company or its subsidiaries property that could have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Amended and Restated Declaration of Trust of BFC Capital Trust I dated as of February 4, 1997 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.3	Form of 9.65% Series B Cumulative Trust Preferred Security Certificate for BFC Capital Trust I (included as Exhibit D to Exhibit 4.2).

4.4	Indenture dated as of February 4, 1997, relating to the 9.65% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust I (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 4, 1997 and incorporated herein by reference).

4.5	Form of Certificate of 9.65% Series B Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Exhibit A to Exhibit 4.4).

4.6	Form of Series B Guarantee of BancFirst Corporation relating to the 9.65% Series B Cumulative Trust Preferred Securities of BFC Capital Trust I (filed as Exhibit 4.7 to the Company’s registration statement on Form S-4, File No. 333-25599, and incorporated herein by reference).

4.7	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.8	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.9	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

Exhibit Number	Exhibit
4.10	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.11	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.12	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.10).

4.13	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

10.1	Ninth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	1988 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.4	1993 Incentive Stock Option Plan of Security Corporation as assumed by BancFirst Corporation (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.5	1995 Non-Employee Director Stock Plan of AmQuest Financial Corp. as assumed by BancFirst Corporation (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8, File No. 333-65129 and incorporated herein by reference).

10.6	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.7	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.8	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement adopted June 25, 2009 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted June 25, 2009 (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: May 10, 2010	/s/ Joe T. Shockley, Jr.
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer