Form 10-Q
period 2010-06-30
BANCFIRST CORP /OK/
filed 2010-08-09
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2010 there were 15,356,300 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,		December 31,
	2010	2009	2009
	(unaudited)	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$114,655	$111,277	$106,856
Interest-bearing deposits with banks	908,653	796,035	929,654
Federal funds sold	5,000	2,200	5,000
Securities (market value: $581,106, $418,468, and $418,112, respectively)	580,317	417,738	417,172
Loans:
Total loans (net of unearned interest)	2,793,346	2,738,238	2,738,654
Allowance for loan losses	(37,002)	(39,334)	(36,383)

Loans, net	2,756,344	2,698,904	2,702,271
Premises and equipment, net	91,809	91,390	91,794
Other real estate owned	9,517	11,190	9,505
Intangible assets, net	7,837	7,085	7,144
Goodwill	35,886	34,327	34,684
Accrued interest receivable	25,475	25,323	21,670
Other assets	92,529	73,856	90,365

Total assets	$4,628,022	$4,269,325	$4,416,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,253,808	$1,085,234	$1,157,688
Interest-bearing	2,863,552	2,697,588	2,771,328

Total deposits	4,117,360	3,782,822	3,929,016
Short-term borrowings	2,100	500	100
Accrued interest payable	3,019	4,740	3,886
Other liabilities	33,147	35,257	25,559
Junior subordinated debentures	26,804	26,804	26,804

Total liabilities	4,182,430	3,850,123	3,985,365

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,346,800, 15,301,641 and 15,308,741, respectively	15,347	15,302	15,309
Capital surplus	71,196	68,919	69,725
Retained earnings	347,979	322,508	334,693
Accumulated other comprehensive income, net of income tax of $(5,960), $(6,716) and $(5,915), respectively	11,070	12,473	11,023

Total stockholders’ equity	445,592	419,202	430,750

Total liabilities and stockholders’ equity	$4,628,022	$4,269,325	$4,416,115

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans, including fees	$38,714	$38,467	$76,076	$76,735
Securities:
Taxable	2,994	3,464	6,004	7,090
Tax-exempt	310	357	639	738
Interest-bearing deposits with banks	618	537	1,192	896

Total interest income	42,636	42,825	83,911	85,459

INTEREST EXPENSE
Deposits	6,471	9,786	13,395	20,166
Short-term borrowings	1	1	1	11
Junior subordinated debentures	494	492	983	983

Total interest expense	6,966	10,279	14,379	21,160

Net interest income	35,670	32,546	69,532	64,299
Provision for loan losses	871	4,851	1,767	8,216

Net interest income after provision for loan losses	34,799	27,695	67,765	56,083

NONINTEREST INCOME
Trust revenue	1,547	1,407	2,945	2,722
Service charges on deposits	9,901	9,168	18,964	17,736
Securities transactions	(150)	(37)	(14)	302
Income from sales of loans	464	1,057	807	1,382
Insurance commissions	2,166	1,600	4,020	3,534
Cash management services	1,640	2,565	3,216	5,253
Gain on sale of other assets	272	145	377	160
Other	1,170	1,138	2,655	2,576

Total noninterest income	17,010	17,043	32,970	33,665

NONINTEREST EXPENSE
Salaries and employee benefits	19,710	19,896	39,658	40,013
Occupancy and fixed assets expense, net	2,085	1,997	4,193	4,207
Depreciation	1,836	1,841	3,647	3,612
Amortization of intangible assets	268	229	510	459
Data processing services	1,024	880	2,178	1,785
Net expense from other real estate owned	164	102	251	209
Marketing and business promotion	1,277	1,163	2,685	2,615
Deposit insurance	1,574	3,117	3,063	3,932
Other	6,567	5,993	13,221	12,915

Total noninterest expense	34,505	35,218	69,406	69,747

Income before taxes	17,304	9,520	31,329	20,001
Income tax expense	(6,262)	(3,260)	(10,984)	(6,616)

Net income	11,042	6,260	20,345	13,385
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	805	(597)	56	(2,400)
Reclassification adjustment for (losses) gains included in net income	(98)	(24)	(9)	196

Comprehensive income	$11,749	$5,639	$20,392	$11,181

NET INCOME PER COMMON SHARE
Basic	$0.72	$0.41	$1.33	$0.88

Diluted	$0.71	$0.40	$1.30	$0.86

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
COMMON STOCK
Issued at beginning of period	$15,337	$15,292	$15,309	$15,281
Shares issued	10	10	38	21

Issued at end of period	$15,347	$15,302	$15,347	$15,302

CAPITAL SURPLUS
Balance at beginning of period	$70,728	$68,380	$69,725	$67,975
Common stock issued	157	218	748	325
Tax effect of stock options	78	56	120	89
Stock options expense	233	265	603	530

Balance at end of period	$71,196	$68,919	$71,196	$68,919

RETAINED EARNINGS
Balance at beginning of period	$340,473	$319,615	$334,693	$315,858
Net income	11,042	6,260	20,345	13,385
Dividends on common stock	(3,536)	(3,367)	(7,059)	(6,735)

Balance at end of period	$347,979	$322,508	$347,979	$322,508

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$10,363	$13,093	$11,023	$14,677
Net change	707	(620)	47	(2,204)

Balance at end of period	$11,070	$12,473	$11,070	$12,473

Total stockholders’ equity	$445,592	$419,202	$445,592	$419,202

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES [1]	$(43,706)	$23,886

INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions	(1,000)	—
Purchases of securities:
Held for investment	(140)	—
Available for sale	(191,369)	(20,160)
Maturities of securities:
Held for investment	2,862	4,689
Available for sale	21,366	42,442
Proceeds from sales and calls of securities:
Held for investment	11	15
Available for sale	3,232	6,267
Net increase in federal funds sold	—	(1,200)
Purchases of loans	(2,244)	(23,622)
Proceeds from sales of loans	30,085	53,160
Net other increase in loans	(16,291)	(17,366)
Purchases of premises, equipment and other	(3,962)	(3,948)
Proceeds from the sale of other assets	3,763	3,518

Net cash (used) provided by investing activities	(153,687)	43,795

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	245,089	308,759
Net (decrease) increase in certificates of deposits and IRA’s	(56,745)	96,454
Net increase (decrease) in short-term borrowings	2,000	(12,384)
Issuance of common stock	906	435
Cash dividends paid	(7,059)	(6,734)

Net cash provided by financing activities	184,191	386,530

Net (decrease) increase in cash, due from banks and interest bearing deposits	(13,202)	454,211
Cash, due from banks and interest bearing deposits at the beginning of the period	1,036,510	453,101

Cash, due from banks and interest bearing deposits at the end of the period	$1,023,308	$907,312

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$15,246	$22,246

Cash paid during the period for income taxes	$10,600	$3,800

[1]	Includes $69.9 million net loan originations of loans held for sale for the six months ended June 30, 2010.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States inherently involves the use of estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. These estimates relate principally to the determination of the allowance for loan losses, income taxes, the fair values of financial instruments and the valuation of intangibles. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported.

(2)	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Vale Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Codification Subtopic 820-10 to now require entities to make new disclosures about the different classes of assets and liabilities measured at fair value. The new requirements are as follows: (1) a reporting entity should disclose separately the amounts of significant transfers between Level 1 and Level 2 fair-value measurements and the reasons for the transfers, and (2) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information on purchases, sales, issuances and settlements on a gross basis. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair-value measurements. Except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years, the new guidance is effective for the Company’s financial statements for the periods ending after December 15, 2009. The adoption of this disclosure-only guidance will not have an effect on the Company’s results of operation or its financial position. See Note 14 for disclosure.

In July 2010, the FASB issued ASU 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for loan losses. ASU 2010-20 is effective for the Company as of December 31, 2010 and is not expected to have a significant impact on the Company’s financial statements.

(3)	RECENT DEVELOPMENTS: MERGERS, ACQUISITIONS AND DISPOSALS

On July 13, 2010, the Company announced it had entered into an agreement to purchase Union National Bancshares, Inc., and its subsidiary bank, Union Bank of Chandler with offices in Chandler and Tulsa, Oklahoma. The Company expects to pay a premium of $7 million above the tangible equity of Union National Bancshares, Inc. Union Bank of Chandler has approximately $135 million in total assets, $86 million in loans, $120 million in deposits, and $14 million in equity capital. The bank will operate as Union Bank of Chandler until it is merged into the BancFirst, which is expected to be during the fourth quarter of 2010. The transaction is scheduled to be completed by October 15, 2010, and is subject to regulatory approval. The acquisition is not expected to have a material effect on the results of operations for the Company.

In April 2010 the Company elected to cease participation as of June 30, 2010 in the Transaction Account Guarantee Program for extended coverage of noninterest bearing transaction deposit accounts. As of June 30, 2010, the Company had approximately $641 million of deposits covered under this program.

On April 1, 2010, the Company’s insurance agency, BancFirst Insurance Services, Inc. (formerly known as Wilcox, Jones & McGrath, Inc.) completed its acquisition of RBC Agency, Inc., which had offices in Shawnee and Stillwater. BancFirst Insurance Services, Inc. also has offices in Oklahoma City, Tulsa, Lawton and Muskogee. The acquisition did not have a material effect on the results of operations of the Company.

On March 21, 2010, Congress passed student loan reform centralizing student lending in a governmental agency, which resulted in an end to the student loan programs provided by the Company effective June 30, 2010. The Company had approximately $206 million of student loans with $146 million held for sale as of that date.

On December 8, 2009, the Company completed the acquisition of First Jones Bancorporation. First State Bank, Jones operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst in early March 2010. The acquisition enhanced the presence of BancFirst in eastern Oklahoma County. The acquisition did not have a material effect on the results of operations of the Company.

On May 22, 2009, the FDIC imposed a Special Assessment on member financial institutions that was based on June 30, 2009 assets less tier one capital. The amount of $1.9 million was expensed on June 30, 2009.

(4)	SECURITIES

The following table summarizes securities held for investment and securities available for sale (dollars in thousands):

	June 30,		December 31, 2009
	2010	2009
Held for investment, at cost (market value; $27,850, $30,494 and $30,736, respectively)	$27,061	$29,764	$29,796
Available for sale, at market value	553,256	387,974	387,376

Total	$580,317	$417,738	$417,172

The following table summarizes the maturity of securities (dollars in thousands):

	June 30,		December 31, 2009
	2010	2009
Contractual maturity of debt securities:
Within one year	$261,284	$91,189	$69,093
After one year but within five years	297,726	289,185	267,375
After five years	10,825	26,528	70,196

Total debt securities	569,835	406,902	406,664
Equity securities	10,482	10,836	10,508

Total	$580,317	$417,738	$417,172

The Company held 216, 220 and 219 debt securities available for sale that had unrealized gains as of June 30, 2010 and 2009 and December 31, 2009, respectively. These securities had a market value totaling $378.8 million, $377.0 million and $336.9 million, respectively, and unrealized gains totaling $14.7 million, $16.6 million and $15.4 million, respectively. The Company also held 13, 6 and 29 debt securities available for sale that had unrealized losses, respectively. These securities had a market value totaling $163.8 million, $553,000 and $40.2 million and unrealized losses totaling $250,000, $6,000 and $290,000, respectively. These unrealized losses occurred due to increases in interest rates and spreads and not as a result of a decline in credit quality. The Company has both the intent and ability to hold these debt securities until the unrealized losses are recovered.

Securities having book values of $519.5 million, $375.3 million and $292.8 million as of June 30, 2010 and 2009 and December 31, 2009, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	June 30,				December 31,
	2010		2009		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$503,561	18.02%	$523,667	19.13%	$515,762	18.83%
Oil & gas production & equipment	80,853	2.90	91,285	3.33	84,199	3.07
Agriculture	77,751	2.78	79,225	2.89	83,519	3.05
State and political subdivisions:
Taxable	9,749	0.35	7,425	0.27	12,066	0.44
Tax-exempt	10,580	0.38	8,988	0.33	8,840	0.32
Real Estate:
Construction	213,635	7.65	217,159	7.93	201,704	7.37
Farmland	87,255	3.13	88,190	3.22	85,620	3.13
One to four family residences	572,927	20.51	558,085	20.38	569,592	20.80
Multifamily residential properties	29,798	1.07	48,640	1.78	29,964	1.09
Commercial	773,203	27.68	755,615	27.60	765,911	27.97
Consumer	404,183	14.47	331,055	12.09	352,477	12.88
Other	29,851	1.06	28,904	1.05	29,000	1.05

Total loans	$2,793,346	100.00%	$2,738,238	100.00%	$2,738,654	100.00%

Loans held for sale (included above)	$157,687		$79,849		$94,140

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

Loans held for sale include $146.1 million, $68.5 million and $82.4 million of guaranteed student loans for the periods ended June 30, 2010, June 30, 2009 and December 31, 2009, respectively. Student loans are classified as consumer loans in the preceding table and valued at the lower of cost or market.

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

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$36,780	$36,765	$36,383	$34,290
Charge-offs	(770)	(2,419)	(1,408)	(3,487)
Recoveries	121	137	260	315

Net charge-offs	(649)	(2,282)	(1,148)	(3,172)

Provisions charged to operations	871	4,851	1,767	8,216

Balance at end of period	$37,002	$39,334	$37,002	$39,334

The net charge-offs by category are summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Commercial, financial and other	$100	$1,157	$192	$1,534
Real estate – construction	7	24	11	159
Real estate – mortgage	380	911	654	1,135
Consumer	162	190	291	344

Total	$649	$2,282	$1,148	$3,172

(6)	NONPERFORMING AND RESTRUCTURED ASSETS

The following table is a summary of nonperforming and restructured assets (dollars in thousands):

	June 30,		December 31, 2009
	2010	2009
Past due over 90 days and still accruing	$1,911	$21,530	$853
Nonaccrual	38,328	24,186	37,133
Restructured	1,677	357	1,970

Total nonperforming and restructured loans	41,916	46,073	39,956
Other real estate owned and repossessed assets	9,748	11,543	9,881

Total nonperforming and restructured assets	$51,664	$57,616	$49,837

Nonperforming and restructured loans to total loans	1.50%	1.68%	1.46%

Nonperforming and restructured assets to total assets	1.12%	1.35%	1.13%

(7)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	June 30,				December 31,
	2010		2009		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$7,222	$(3,920)	$6,722	$(3,223)	$7,222	$(3,558)
Customer relationship intangibles	5,651	(1,116)	4,429	(843)	4,448	(968)

Total	$12,873	$(5,036)	$11,151	$(4,066)	$11,670	$(4,526)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization:
Three months ended June 30, 2010	$268
Three months ended June 30, 2009	229
Six months ended June 30, 2010	510
Six months ended June 30, 2009	459
Year ended December 31, 2009	920

Estimated Amortization
Year ending December 31:
2010	$1,044
2011	1,070
2012	1,058
2013	915
2014	686

The following is a summary of goodwill by business segment (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Consolidated
For the Six Months Ended June 30, 2010
Balance at beginning of period	$6,150	$23,652	$4,258	$624	$34,684
Acquisitions	—	—	1,202	—	1,202

Balance at end of period	$6,150	$23,652	$5,460	$624	$35,886

For the Six Months Ended June 30, 2009
Balance at beginning and end of period	$6,150	$23,295	$4,258	$624	$34,327

For the Year Ended December 31, 2009
Balance at beginning of period	$6,150	$23,295	$4,258	$624	$34,327
Acquisitions	—	357	—	—	357

Balance at end of period	$6,150	$23,652	$4,258	$624	$34,684

(8)	CAPITAL

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

	Minimum	June 30,		December 31,
	Required	2010	2009	2009
Tier 1 capital		$416,791	$391,294	$403,875
Total capital		$453,793	$428,597	$440,258
Risk-adjusted assets		$2,966,905	$2,982,198	$2,942,152
Leverage ratio	3.00%	9.09%	9.26%	9.23%
Tier 1 capital ratio	4.00%	14.05%	13.12%	13.73%
Total capital ratio	8.00%	15.30%	14.37%	14.96%

As of June 30, 2010 and 2009, and December 31, 2009, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(9)	STOCK REPURCHASE PLAN

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At June 30, 2010 there were 560,000 shares remaining that could be repurchased under the SRP. The Company did not repurchase shares under the SRP for the six months ended June 30, 2010 or 2009.

(10)	SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,650,000 shares in May 2009. At June 30, 2010, 84,860 shares were available for future grants. The BancFirst ISOP will terminate December 31, 2014. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2010 will become exercisable through the year 2017. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At June 30, 2010, 50,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2010 will become exercisable through the year 2011. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The following is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Six Months Ended June 30, 2010
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,209,553	$27.41
Options granted	29,000	43.75
Options exercised	(37,722)	20.55
Options cancelled	(6,400)	30.53

Outstanding at June 30, 2010	1,194,431	28.00	8.91	$10,136

Exercisable at June 30, 2010	706,331	21.28	6.55	$10,610

The following is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average grant-date fair value per share of options granted	$18.57	N/A	$18.57	N/A
Total intrinsic value of options exercised	278	181	831	199
Cash received from options exercised	167	228	775	237
Tax benefit realized from options exercised	108	70	322	77

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

For the three months ended June 30, 2010 and 2009, the Company recorded share-based employee compensation expense, net of tax, of approximately $143,000 and $163,000, respectively; and approximately $370,000 and $325,000 for the six months ended June 30, 2010 and 2009, respectively.

The Company will continue to amortize the remaining fair value of these stock options of approximately $6.0 million, net of tax, over the remaining vesting period of approximately seven years. Share-based employee compensation expense under the fair value method was measured using the following assumptions for the options granted:

	2010	2009
Risk-free interest rate	4.00%	2.64%
Dividend yield	2.00%	1.50%
Stock price volatility	38.61%	74.84%
Expected term	10 Yrs	10 Yrs

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

The only component of comprehensive income reported by the Company is the unrealized gain or loss on securities available for sale. The amount of this unrealized gain or loss, net of tax, has been presented in the statement of income for each period as a component of other comprehensive income. The following is a summary of the tax effects of this unrealized gain or loss (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Unrealized gain (loss) during the period:
Before-tax amount	$1,087	$(955)	$92	$(3,391)
Tax (expense) benefit	(380)	334	(45)	1,187

Net-of-tax amount	$707	$(621)	$47	$(2,204)

The amount of unrealized gain included, net of tax, in accumulated other comprehensive income is summarized in the following (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Unrealized gain (loss) on securities:
Beginning balance	$10,363	$13,094	$11,023	$14,677
Current period change	805	(597)	56	(2,400)
Reclassification adjustment for (losses) gains included in net income	(98)	(24)	(9)	196

Ending balance	$11,070	$12,473	$11,070	$12,473

(12)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows (dollars in thousands, except per share data):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended June 30, 2010 Basic - Income available to common stockholders	$11,042	15,344,374	$0.72

Effect of stock options	—	308,247

Diluted - Income available to common stockholders plus assumed exercises of stock options	$11,042	15,652,621	$0.71

Three Months Ended June 30, 2009 Basic - Income available to common stockholders	$6,260	15,298,075	$0.41

Effect of stock options	—	306,204

Diluted - Income available to common stockholders plus assumed exercises of stock options	$6,260	15,604,279	$0.40

Six Months Ended June 30, 2010 Basic - Income available to common stockholders	$20,345	15,331,812	$1.33

Effect of stock options	—	309,519

Diluted - Income available to common stockholders plus assumed exercises of stock options	$20,345	15,641,331	$1.30

Six Months Ended June 30, 2009 Basic - Income available to common stockholders	$13,385	15,294,873	$0.88

Effect of stock options	—	297,527

Diluted - Income available to common stockholders plus assumed exercises of stock options	$13,385	15,592,400	$0.86

The following table contains the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended June 30, 2010	403,244	$41.08
Three Months Ended June 30, 2009	266,000	$39.73
Six Months Ended June 30, 2010	411,233	$40.58
Six Months Ended June 30, 2009	266,704	$38.37

(13)	SEGMENT INFORMATION

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

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Elimin- ations	Consol- idated
Three Months Ended:
June 30, 2010
Net interest income (expense)	$11,485	$22,979	$2,050	$(844)	$—	$35,670
Noninterest income	2,581	9,125	4,777	12,102	(11,575)	17,010
Income before taxes	6,987	13,634	2,263	5,954	(11,534)	17,304

June 30, 2009
Net interest income (expense)	$9,739	$21,959	$1,917	$(1,069)	$—	$32,546
Noninterest income	2,647	8,695	4,848	7,428	(6,575)	17,043
Income before taxes	2,011	12,169	2,987	(1,105)	(6,542)	9,520

Six Months Ended:
June 30, 2010
Net interest income (expense)	$22,743	$44,970	$3,501	$(1,682)	$—	$69,532
Noninterest income	5,143	17,480	9,119	22,526	(21,298)	32,970
Income before taxes	13,992	25,558	3,882	9,103	(21,206)	31,329

June 30, 2009
Net interest income (expense)	$18,984	$43,296	$3,763	$(1,744)	$—	$64,299
Noninterest income	5,515	16,993	9,643	15,577	(14,063)	33,665
Income before taxes	6,439	23,746	4,978	(1,175)	(13,987)	20,001

Total Assets:
June 30, 2010	$1,471,112	$2,857,377	$359,901	$442,798	$(503,166)	$4,628,022
June 30, 2009	$1,380,136	$2,651,317	$209,279	$514,822	$(486,229)	$4,269,325
December 31, 2009	$1,386,748	$2,779,110	$221,033	$523,350	$(494,126)	$4,416,115

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

FASB ASC Topic 820 (formerly FAS 157), establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$5,440	$537,334	$10,482	$553,256
Derivative assets	—	11,098	—	11,098
Derivative liabilities	—	9,253	—	9,253
Loans held for sale	—	157,687	—	157,687

The changes in Level 3 assets measured at estimated fair value on a recurring basis were as follows (dollars in thousands):

	Six Months Ended June 30,
	2010	2009
Beginning balance	$10,508	$16,345
Purchases, issuances and settlements	58	13
Sales	(622)	(4,923)
Losses included in earnings	(196)	—
Total unrealized gains (losses)	734	(599)

Ending balance	$10,482	$10,836

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

The estimated fair values of the Company’s financial instruments are as follows (dollars in thousands):

	June 30,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
FINANCIAL ASSETS
Cash and due from banks	$114,655	$114,655	$111,277	$111,277
Federal funds sold and interest-bearing deposits	913,653	913,653	798,235	798,235
Securities	580,317	581,106	417,738	418,468
Loans:
Loans (net of unearned interest)	2,793,346		2,738,238
Allowance for loan losses	(37,002)		(39,334)

Loans, net	2,756,344	2,781,907	2,698,904	2,700,462
Derivative assets	11,098	11,098	12,572	12,572
FINANCIAL LIABILITIES
Deposits	4,117,360	4,145,328	3,782,822	3,808,997
Short-term borrowings	2,100	2,100	500	500
Derivative liabilities	9,253	9,253	10,509	10,509
Junior subordinated debentures	26,804	27,608	26,804	26,536
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,092		1,134
Letters of credit		460		517

Non-financial Assets and Liabilities

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill and other intangible assets and other non-financial long-lived assets. These items are evaluated annually for impairment of which there was none as of June 30, 2010 or 2009. The overall level of non-financial assets and liabilities were not significant to the Company at June 30, 2010 or 2009.

The Company is required under current authoritative accounting guidance to disclose the estimated fair value of their financial instrument assets and liabilities including those subject to the requirements discussed above. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments as defined.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Impaired loans are reported at the fair value of the underlying collateral if repayment is dependent on liquidation of the collateral. The impaired loans are adjusted to fair value through a specific allocation of the allowance for possible loan losses.

Application of ASC Topic 820 to non-financial assets and non-financial liabilities became effective January 1, 2009. The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

Foreclosed assets, upon initial recognition, are measured and adjusted to fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset.

Other real estate owned is remeasured at fair value subsequent to initial recognition, with any losses recognized in net expense from other real estate owned.

The following table summarizes assets measured at fair value on a nonrecurring basis as of June 30, 2010 and the related gains or losses recognized during the period (amounts and dollars in thousands).

Description	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
Impaired Loans	—	—	$10,717	$10,717	$—
Other Real Estate Owned	—	—	$9,517	$9,517	$(176)

(15)	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table (notional amounts and dollars in thousands):

		June 30,				December 31,
		2010		2009		2009
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Oil
Derivative assets	Barrels	198	$4,514	356	$6,449	286	$6,138
Derivative liabilities	Barrels	(198)	(3,868)	(356)	(5,823)	(286)	(5,682)
Natural Gas
Derivative assets	MMBTUs	4,841	6,813	8,085	6,460	6,914	4,564
Derivative liabilities	MMBTUs	(4,841)	(5,614)	(8,085)	(5,023)	(6,914)	(3,226)
Total Fair Value	Included in
Derivative assets	Other assets		11,098		12,572		7,544
Derivative liabilities	Other liabilities		9,253		10,509		5,750

The Company recognized income related to the activity, which was included in other noninterest income, of $102,000 and $79,000 for the three months ended June 30, 2010 and 2009, respectively, and $209,000 and $451,000 for the six months ended June 30, 2010 and 2009, respectively.

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

The Company had credit exposure relating to oil and gas swaps and options with bank counterparties of approximately $10.9 million at June 30, 2010, $11.1 million at June 30, 2009 and $6.1 million at December 31, 2009.

The Company entered into a $30 million five year guaranty with a counterparty on June 4, 2008 for the timely payment of the obligations BancFirst related to the settlement of oil and gas positions.

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

SUMMARY

BancFirst Corporation’s net income for the second quarter of 2010 was $11.0 million compared to $6.3 million for the second quarter of 2009. Diluted net income per share was $0.71 and $0.40 for the second quarter of 2010 and 2009, respectively. For the first six months of 2010, net income was $20.3 million, compared to $13.4 million for the first six months of 2009. Diluted net income per share for the first six months of 2010 was $1.30 compared to $0.86 for the first six months of 2009.

Net interest income for the second quarter of 2010 was $35.7 million, compared to $32.5 million for the second quarter of 2009. The Company’s net interest margin was constant at 3.44% compared to a year ago, due to continued low interest rates. Provision for loan losses was $871,000 for the second quarter of 2010 compared to $4.9 million for the second quarter of 2009. Noninterest income was $17.0 million for both the second quarter of 2010 and the second quarter of 2009, while noninterest expense was down slightly at $34.5 million for the second quarter of 2010 compared to $35.2 million for the second quarter of 2009. This decrease was due to the FDIC special Assessment of $1.9 million paid during the second quarter of 2009, partially offset by an increase in regular FDIC premiums.

Total assets at June 30, 2010 were $4.6 billion, up $359 million or 8.4% over the second quarter a year ago. Compared to year-end 2009, total assets grew by $212 million or 4.8%. Total loans at June 30, 2010 were $2.8 billion, an increase of $55 million from June 30, 2009 and December 31, 2009. At June 30, 2010 total deposits were $4.1 billion, up $335 million or 8.8% from June 30, 2009 and up $188 million or 4.8% from December 31, 2009. The Company’s liquidity remains strong as its average loan-to-deposit ratio was 69.5% at June 30, 2010 compared to 79.7% at June 30, 2009 and 74.6% at December 31, 2009. Stockholders’ equity was $446 million at June 30, 2010, an increase of $26.4 million from June 30, 2009 and $14.8 million from December 31, 2009. Average stockholders’ equity to average assets was 9.81% at June 30, 2010, compared to 10.52% at June 30, 2009 and 10.15% at December 31, 2009. The Company’s borrowings include no brokered deposits and no Federal Home Loan Bank borrowings at June 30, 2010.

Asset quality has improved somewhat in 2010 after deteriorating in 2009, which resulted in a ratio of nonperforming and restructured assets to total assets of 1.12% at June 30, 2010, compared to 1.35% at June 30, 2009 and 1.13% for the year ended December 31, 2009. The allowance for loan losses equaled 88.3% of nonperforming and restructured loans at June 30, 2010, versus 84.0% at June 30, 2009 and 91.1% at December 31, 2009. Net charge-offs to average loans decreased to 0.09% at June 30, 2010, compared to 0.33% at June 30, 2009 and 0.30% at December 31, 2009. The allowance for loan losses as a percentage of total loans remained fairly constant at 1.32% at June 30, 2010 compared to 1.44% at June 30, 2009 and 1.33% at December 31, 2009.

On July 13, 2010, the Company announced it had entered into an agreement to purchase Union National Bancshares, Inc., and its subsidiary bank, Union Bank of Chandler with offices in Chandler and Tulsa, Oklahoma. The Company expects to pay a premium of $7 million above the tangible equity of Union National Bancshares, Inc. Union Bank of Chandler has approximately $135 million in total assets, $86 million in loans, $120 million in deposits, and $14 million in equity capital. The bank will operate as Union Bank of Chandler until it is merged into BancFirst, which is expected to be during the fourth quarter of 2010. The transaction is scheduled to be completed by October 15, 2010, and is subject to regulatory approval. The acquisition is not expected to have a material effect on the results of operations of the Company.

In April 2010 the Company elected to cease participation as of June 30, 2010 in the Transaction Account Guarantee Program (“TAGP”) for extended coverage of noninterest bearing transaction deposit accounts. As of June 30, 2010, the Company had approximately $641 million of deposits covered under this program.

On April 1, 2010, the Company’s insurance agency, BancFirst Insurance Services, Inc. (formerly known as Wilcox, Jones & McGrath, Inc.) completed its acquisition of RBC Agency, Inc., which had offices in Shawnee and Stillwater. BancFirst Insurance Services, Inc. also has offices in Oklahoma City, Tulsa, Lawton and Muskogee. The acquisition did not have a material effect on the results of operations of the Company.

On March 21, 2010, Congress passed student loan reform centralizing student lending in a governmental agency, which resulted in an end to the student loan programs provided by the Company as of June 30, 2010. The Company had approximately $206 million of student loans with $146 million held for sale as of that date.

On December 8, 2009, the Company completed the acquisition of First Jones Bancorporation. First State Bank, Jones operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst in early March 2010. The acquisition enhanced the presence of BancFirst in eastern Oklahoma County. The acquisition did not have a material effect on the results of operations of the Company.

On May 22, 2009, the FDIC increased deposit insurance premiums in 2009 and imposed a Special Assessment on member financial institutions that was based on June 30, 2009 assets less tier one capital. These increases caused the Company’s noninterest expense to increase in 2009. The amount of $1.9 million was expensed on June 30, 2009.

RECENT LEGISLATION

On July 21, 2010, the President signed a financial reform program that will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near-term impact on the Company. Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s net interest margin. The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase the Company’s operating and compliance costs and could increase the Company’s interest expense.

RESULTS OF OPERATIONS

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income Statement Data
Net interest income	$35,670	$32,546	$69,532	$64,299
Provision for loan losses	871	4,851	1,767	8,216
Securities transactions	(150)	(37)	(14)	302
Total noninterest income	17,010	17,043	32,970	33,665
Salaries and employee benefits	19,710	19,896	39,658	40,013
Total noninterest expense	34,505	35,218	69,406	69,747
Net income	11,042	6,260	20,345	13,385
Per Common Share Data
Net income – basic	$0.72	$0.41	$1.33	$0.88
Net income – diluted	0.71	0.40	1.30	0.86
Cash dividends	0.23	0.22	0.46	0.44
Performance Data
Return on average assets	0.98%	0.61%	0.92%	0.68%
Return on average stockholders’ equity	10.01	5.95	9.34	6.43
Cash dividend payout ratio	31.94	53.66	34.59	50.00
Net interest spread	3.12	2.86	3.08	2.95
Net interest margin	3.44	3.44	3.40	3.56
Efficiency ratio	65.50	71.02	67.71	71.20
Net charge-offs to average loans	0.09	0.33	0.08	0.23

Net Interest Income

For the three months ended June 30, 2010, net interest income totaled $35.7 million, an increase of $3.1 million, or 9.6%, compared to the three months ended June 30, 2009. Net interest income for the second quarter of 2010 included nonrecurring interest income on nonaccrual loans of $297,000. The Company’s net interest margin remained constant at 3.44% for the three months ended June 30, 2010 and 2009 due to the continued low rate environment.

Net interest income for the six months ended June 30, 2010 was $69.5 million, an increase of $5.2 million from the same period in 2009. Net interest income for the six months ended June 30, 2010 included nonrecurring interest income on nonaccrual loans of $662,000. The net interest margin for the six months ended June 30, 2010 decreased to 3.40% from 3.56% for the first six months of 2009. The lower interest rate environment for the first six months of 2010 compared to the first six months of 2009, when rates declined substantially in the first quarter of 2009, has caused the Company’s net interest margin to decline. In addition, an increase in earning assets and a higher level of overnight investments at lower rates caused further compression of the net interest margin. This compression was somewhat offset by the implementation of interest rate floors on loans implemented during 2009. If interest rates do not increase, the Company could experience continued compression of its net interest margin in 2010 as higher rate assets mature in a continued low interest rate environment. Furthermore, due to the interest rate floors implemented, short-term interest rates would have to increase approximately 100 basis points before the Company’s loan portfolio would experience a measurable increase in yield.

Provision for Loan Losses

The Company’s provision for loan losses was $871,000 for the three months ended June 30, 2010, compared to $4.9 million during the three months ended June 30, 2009. The larger provision in 2009 was due to an increase in non-performing loans. Net loan charge-offs were $649,000 for the three months ended June 30, 2010, compared to $2.3 million for the three months ended June 30, 2009. The net charge-offs represent a rate of 0.09% of average total loans for the three months ended June 30, 2010, compared to 0.33% for the three months ended June 30, 2009.

The Company’s loan loss provision was $1.8 million in the first six months of 2010, compared to $8.2 million for the same period of 2009 due to an increase in non-performing loans last year. Net loan charge-offs were $1.1 million for the six months ended June 30, 2010, compared to $3.2 million for the six months ended June 30, 2009. The net charge-offs represent an annualized rate of 0.08% of average total loans for the first six months of 2010 compared to 0.23% for the first six months of 2009.

Noninterest Income

Noninterest income was $17.0 million for both the three months ended June 30, 2010 and 2009.

Noninterest income for the six months ended June 30, 2010 decreased slightly to $33.0 million compared to $33.7 million for the same period in 2009. The decrease in noninterest income was due to lower revenue from treasury and cash management services as deposits swept into money-market funds declined. The lower treasury and cash management fees were offset somewhat by higher service charges on deposits.

Noninterest Expense

Noninterest expense totaled $34.5 million for the three months ended June 30, 2010, versus $35.2 million for the three months ended June 30, 2009, which included the FDIC Special Assessment of $1.9 million. Apart from the Special Assessment, noninterest expense increased compared to the previous year due to higher FDIC insurance premium of $360,000 and slightly higher operating expenses.

Noninterest expense totaled $69.4 million for the six months ended June 30, 2010; a decrease of $341,000 compared to the six months ended June 30, 2009. Apart from the Special Assessment of $1.9 million, noninterest expense increased compared to the previous year due to higher FDIC insurance premium of $1.1 million, acquisition expenses of $389,000 and slightly higher operating expenses.

Income Taxes

The Company’s effective tax rate on income before taxes was 36.2% for the second quarter of 2010, compared to 34.2% for the second quarter of 2009. The increase is a result of federal and state tax credits combined with an increase in pretax earnings.

The Company’s effective tax rate on income before taxes was 35.1% for the first six months of 2010, compared to 33.1% for the first six months of 2009. The increase is a result of federal and state tax credits combined with an increase in pretax earnings.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	June 30,
	2010 (unaudited)	2009 (unaudited)	December 31, 2009
Balance Sheet Data
Total assets	$4,628,022	$4,269,325	$4,416,115
Total loans	2,793,346	2,738,238	2,738,654
Allowance for loan losses	(37,002)	(39,334)	(36,383)
Securities	580,317	417,738	417,172
Deposits	4,117,360	3,782,822	3,929,016
Stockholders’ equity	445,592	419,202	430,750
Book value per share	29.03	27.40	28.14
Tangible book value per share	26.19	24.69	25.41
Average loans to deposits (year-to-date)	69.46%	79.67%	74.57%
Average earning assets to total assets (year-to-date)	92.69	92.08	92.56
Average stockholders’ equity to average assets (year-to-date)	9.81	10.52	10.15
Asset Quality Ratios
Nonperforming and restructured loans to total loans	1.50%	1.68%	1.46%
Nonperforming and restructured assets to total assets	1.12	1.35	1.13
Allowance for loan losses to total loans	1.32	1.44	1.33
Allowance for loan losses to nonperforming and restructured loans	88.28	83.99	91.06

Cash, Federal Funds Sold and Interest Bearing Balances with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of June 30, 2010 increased $119 million from June 30, 2009 and decreased $13 million from December 31, 2009. The increase year-over-year was mainly from deposit growth. The slight decrease from year end was due to deposit growth offset primarily by securities purchases. Federal funds sold consists of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the Federal funds market that has resulted in near zero overnight fed funds rates, the Company has maintained its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

Securities

At June 30, 2010, total securities increased $162.6 million compared to June 30, 2009 and $163.1 million compared to December 31, 2009. The increase was due primarily to increased pledging requirements for public deposits with the Company’s decision to elect out of the TAGP. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $17.0 million at June 30, 2010, compared to an unrealized gain of $19.2 million at June 30, 2009, and an unrealized gain of $16.9 million at December 31, 2009.

Loans

At June 30, 2010, total loans were approximately $2.8 billion, up $55 million or 2.0% from June 30, 2009 and December 31, 2009. The increase was due primarily to an increase in student loans. At June 30, 2010, the allowance for loan losses was $37.0 million, a decrease of $2.3 million or 5.9% from June 30, 2009, and a small increase of $619,000 or 1.7% from year-end 2009. The allowance as a percentage of total loans was 1.32%, 1.44% and 1.33% at June 30, 2010, June 30, 2009 and December 31, 2009, respectively. The allowance to nonperforming and restructured loans at the same dates was 88.28%, 83.99% and 91.06%, respectively.

Nonperforming and Restructured Loans

Nonperforming and restructured loans totaled $41.9 million at June 30, 2010, compared to $46.1 million at June 30, 2009 and $40.0 million at December 31, 2009. During the second quarter of 2009, the Company transferred a commercial real estate property consisting of undeveloped land into other real estate owned. The property was recorded at net realizable value. The ratios of nonperforming and restructured loans to total loans were 1.50%, 1.68% and 1.46%, at June 30, 2010, June 30, 2009 and December 31, 2009, respectively. The level of nonperforming loans and loan losses may rise over time as a result of economic conditions.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $71.4 million of these loans at June 30, 2010 compared to $67.1 million at June 30, 2009 and $73.6 million at December 31, 2009. These loans are not included in nonperforming and restructured assets. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Deposits

At June 30, 2010 total deposits were $4.1 billion, an increase of $335 million compared to June 30, 2009, and $188 million compared to December 31, 2009. The increase from June 30, 2009 was due largely to overnight sweep funds that moved into low-rate interest-bearing transaction accounts due to low interest rates on money market funds. These deposits were insured because the Company participated in the TAGP and continued to do so until June 30, 2010, at which time the Company elected to terminate coverage under the TAGP. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 8.5% of total deposits at June 30, 2010, compared to 11.4% at June 30, 2009 and 9.7% at December 31, 2009. Noninterest bearing deposits to total deposits were 30.5% at June 30, 2010, compared to 28.7% at June 30, 2009 and 29.5% at December 31, 2009. At June 30, 2010 the Company held approximately $641 million of deposits covered under TAGP. Some of the deposits previously insured under the TAGP could move back into money market funds or to other depository institutions.

Short-Term Borrowings

Short-term borrowings increased $1.6 million from June 30, 2009, and $2.0 million from December 31, 2009 to $2.1 million at June 30, 2010. Fluctuations in short-term borrowings are a function of Federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

The Company does not have any borrowings from the Federal Home Loan Bank at June 30, 2010.

Capital Resources

Stockholders’ equity was $446 million at June 30, 2010 which was an increase of $26 million from the second quarter of 2009 and $15 million from year-end 2009, due to accumulated earnings. Average stockholders’ equity to average assets as of June 30, 2010 was 9.77%, compared to10.52% at June 30, 2009 and 9.84% at year-end 2009. The Company’s leverage ratio and total risk-based capital ratio were 9.09% and 15.30%, respectively, at June 30, 2010, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,774,473	$38,791	5.61%	$2,787,199	$38,551	5.55%
Securities – taxable	411,214	2,994	2.92	391,268	3,464	3.55
Securities – tax exempt	34,699	477	5.51	38,926	549	5.66
Interest bearing deposits w/ banks & FFS	979,207	618	0.25	610,372	537	0.35

Total earning assets	4,199,593	42,880	4.10	3,827,765	43,101	4.52

Nonearning assets:
Cash and due from banks	107,270			109,223
Interest receivable and other assets	257,105			232,990
Allowance for loan losses	(36,787)			(36,376)

Total nonearning assets	327,588			305,837

Total assets	$4,527,181			$4,133,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$614,115	$362	0.24%	$392,130	$315	0.32%
Savings deposits	1,364,794	3,007	0.88	1,166,063	4,136	1.42
Time deposits	834,506	3,102	1.49	903,331	5,336	2.37
Short-term borrowings	1,352	1	0.30	1,190	1	0.34
Junior subordinated debentures	26,804	494	7.39	26,804	491	7.35

Total interest-bearing liabilities	2,841,571	6,966	0.98	2,489,518	10,279	1.66

Interest-free funds:
Noninterest-bearing deposits	1,214,005			1,188,547
Interest payable and other liabilities	29,104			33,569
Stockholders’ equity	442,501			421,968

Total interest free funds	1,685,610			1,644,084

Total liabilities and stockholders’ equity	$4,527,181			$4,133,602

Net interest income		$35,914			$32,822

Net interest spread			3.12%			2.86%

Net interest margin			3.44%			3.44%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,765,160	$76,233	5.56%	$2,794,253	$76,895	5.55%
Securities – taxable	399,402	6,004	3.03	400,039	7,090	3.57
Securities – tax exempt	35,696	984	5.56	40,215	1,136	5.70
Interest bearing deposits w/ banks & FFS	948,032	1,192	0.25	441,551	897	0.41

Total earning assets	4,148,290	84,413	4.10	3,676,058	86,018	4.72

Nonearning assets:
Cash and due from banks	108,507			118,476
Interest receivable and other assets	255,146			233,234
Allowance for loan losses	(36,604)			(35,469)

Total nonearning assets	327,049			316,241

Total assets	$4,475,339			$3,992,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$611,792	$729	0.24%	$374,578	$541	0.29%
Savings deposits	1,345,942	6,080	0.91	1,134,467	8,735	1.55
Time deposits	846,744	6,586	1.57	876,721	10,890	2.50
Short-term borrowings	1,059	1	0.19	4,931	11	0.45
Junior subordinated debentures	26,804	983	7.40	26,804	983	7.40

Total interest-bearing liabilities	2,832,341	14,379	1.02	2,417,501	21,160	1.77

Interest-free funds:
Noninterest-bearing deposits	1,176,357			1,121,684
Interest payable and other liabilities	27,424			33,217
Stockholders’ equity	439,217			419,897

Total interest free funds	1,642,998			1,574,798

Total liabilities and stockholders’ equity	$4,475,339			$3,992,299

Net interest income		$70,034			$64,858

Net interest spread			3.08%			2.95%

Net interest margin			3.40%			3.56%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2009, the date of its annual report to stockholders.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Treasurer, Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the second fiscal quarter of 2010 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3, File No. 333-112488, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (included as Exhibit D to Exhibit 4.8).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed on Form S-3 to the Company’s registration statement, File No. 333-112488, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (included as Section 2.2 and Section 2.3 of Exhibit 4.6).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed on Form S-3 to the Company’s registration statement, File No. 333-112488, and incorporated herein by reference).

10.1	Ninth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

Exhibit Number	Exhibit
10.3	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.5	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement adopted June 25, 2009 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.6*	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010

10.7*	Amendment (Code Section 415 Compliance) to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009.

10.8*	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date August 9, 2010	/s/ Joe T. Shockley, Jr.
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)