Form 10-Q
period 2010-09-30
BANCFIRST CORP /OK/
filed 2010-11-09
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 29, 2010 there were 15,358,672 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,		December 31,
	2010 (unaudited)	2009 (unaudited)	2009 (see Note 1)
ASSETS
Cash and due from banks	$106,498	$104,224	$106,856
Interest-bearing deposits with banks	918,725	911,015	929,654
Federal funds sold	5,000	—	5,000
Securities (market value: $580,739, $392,532, and $418,112, respectively)	579,839	391,627	417,172
Loans:
Total loans (net of unearned interest)	2,756,118	2,713,169	2,738,654
Allowance for loan losses	(35,681)	(36,016)	(36,383)

Loans, net	2,720,437	2,677,153	2,702,271
Premises and equipment, net	92,005	90,659	91,794
Other real estate owned	21,252	10,211	9,505
Intangible assets, net	7,577	6,867	7,144
Goodwill	35,890	34,327	34,684
Accrued interest receivable	24,114	22,056	21,670
Other assets	87,845	73,964	90,365

Total assets	$4,599,182	$4,322,103	$4,416,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,232,548	$1,081,441	$1,157,688
Interest-bearing	2,850,020	2,750,382	2,771,328

Total deposits	4,082,568	3,831,823	3,929,016
Short-term borrowings	2,700	1,100	100
Accrued interest payable	2,903	4,300	3,886
Other liabilities	30,338	32,438	25,559
Junior subordinated debentures	26,804	26,804	26,804

Total liabilities	4,145,313	3,896,465	3,985,365

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,358,672, 15,302,891and 15,308,741, respectively	15,359	15,303	15,309
Capital surplus	72,403	69,242	69,725
Retained earnings	355,340	328,379	334,693
Accumulated other comprehensive income, net of income tax of $(5,797), $(6,846) and $(5,915), respectively	10,767	12,714	11,023

Total stockholders’ equity	453,869	425,638	430,750

Total liabilities and stockholders’ equity	$4,599,182	$4,322,103	$4,416,115

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans, including fees	$38,900	$37,699	$114,976	$114,434
Securities:
Taxable	3,163	3,267	9,167	10,357
Tax-exempt	256	330	895	1,068
Federal funds sold	1	1	1	1
Interest-bearing deposits with banks	552	702	1,744	1,598

Total interest income	42,872	41,999	126,783	127,458

INTEREST EXPENSE
Deposits	6,308	8,556	19,703	28,722
Short-term borrowings	1	—	2	11
Junior subordinated debentures	491	491	1,474	1,474

Total interest expense	6,800	9,047	21,179	30,207

Net interest income	36,072	32,952	105,604	97,251
Provision for loan losses	469	998	2,236	9,214

Net interest income after provision for loan losses	35,603	31,954	103,368	88,037

NONINTEREST INCOME
Trust revenue	1,774	1,632	4,719	4,354
Service charges on deposits	10,036	9,551	29,000	27,287
Securities transactions	333	20	319	322
Income from sales of loans	506	775	1,313	2,157
Insurance commissions	2,520	1,889	6,540	5,423
Cash management services	1,653	2,251	4,869	7,504
Gain (loss) on sale of other assets	4	(9)	381	151
Other	1,336	930	3,991	3,506

Total noninterest income	18,162	17,039	51,132	50,704

NONINTEREST EXPENSE
Salaries and employee benefits	20,692	19,938	60,350	59,951
Occupancy and fixed assets expense, net	2,374	2,004	6,567	6,211
Depreciation	1,879	1,943	5,526	5,555
Amortization of intangible assets	267	210	777	669
Data processing services	1,022	924	3,200	2,709
Net expense from other real estate owned	125	164	376	373
Marketing and business promotion	1,402	1,229	4,087	3,844
Deposit insurance	1,310	2,430	4,373	6,363
Other	6,318	6,639	19,539	19,553

Total noninterest expense	35,389	35,481	104,795	105,228

Income before taxes	18,376	13,512	49,705	33,513
Income tax expense	6,589	4,122	17,573	10,738

Net income	11,787	9,390	32,132	22,775
Other comprehensive income, net of tax:
Unrealized (losses) gains on securities	(519)	228	(463)	(2,172)
Reclassification adjustment for gains included in net income	216	13	207	209

Comprehensive income	$11,484	$9,631	$31,876	$20,812

NET INCOME PER COMMON SHARE
Basic	$0.77	$0.61	$2.09	$1.49

Diluted	$0.75	$0.60	$2.05	$1.46

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
COMMON STOCK
Issued at beginning of period	$15,347	$15,302	$15,309	$15,281
Shares issued	28	1	66	22
Shares acquired and canceled	(16)	—	(16)	—

Issued at end of period	$15,359	$15,303	$15,359	$15,303

CAPITAL SURPLUS
Balance at beginning of period	$71,196	$68,919	$69,725	$67,975
Common stock issued	606	24	1,354	349
Tax effect of stock options	220	56	340	144
Stock options expense	381	243	984	774

Balance at end of period	$72,403	$69,242	$72,403	$69,242

RETAINED EARNINGS
Balance at beginning of period	$347,979	$322,508	$334,693	$315,858
Net income	11,787	9,390	32,132	22,775
Dividends on common stock	(3,837)	(3,519)	(10,896)	(10,254)
Common stock acquired and canceled	(589)	—	(589)	—

Balance at end of period	$355,340	$328,379	$355,340	$328,379

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities
Balance at beginning of period	$11,070	$12,473	$11,023	$14,677
Net change	(303)	241	(256)	(1,963)

Balance at end of period	$10,767	$12,714	$10,767	$12,714

Total stockholders’ equity	$453,869	$425,638	$453,869	$425,638

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES [1]	$(28,920)	$39,458

INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions	(1,000)	—
Purchases of securities:
Held for investment	(345)	(1,285)
Available for sale	(221,449)	(31,533)
Maturities of securities:
Held for investment	7,851	7,014
Available for sale	44,606	78,375
Proceeds from sales and calls of securities:
Held for investment	154	20
Available for sale	4,591	6,554
Net increase in federal funds sold	—	1,000
Purchases of loans	(2,832)	(25,473)
Proceeds from sales of loans	30,908	99,725
Net other decrease (increase) in loans	9,759	(44,254)
Purchases of premises, equipment and other	(6,125)	(5,403)
Proceeds from the sale of other assets	5,104	5,248

Net cash (used in) provided by investing activities	(128,778)	89,988

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	208,415	388,433
Net (decrease) increase in certificates of deposits and IRA’s	(54,863)	65,782
Net increase (decrease) in short-term borrowings	2,600	(11,784)
Issuance of common stock	1,760	515
Acquisition of common stock	(605)	—
Cash dividends paid	(10,896)	(10,254)

Net cash provided by financing activities	146,411	432,692

Net (decrease) increase in cash, due from banks and interest bearing deposits	(11,287)	562,138
Cash, due from banks and interest bearing deposits at the beginning of the period	1,036,510	453,101

Cash, due from banks and interest bearing deposits at the end of the period	$1,025,223	$1,015,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22,163	$31,734

Cash paid during the period for income taxes	$17,540	$10,900

[1]	Includes $73.3 million net loan originations of loans held for sale for the nine months ended September 30, 2010 and $2.3 million of net loan sales of loans held for sale for the nine months ended September 30, 2009.

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services Inc., and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BancFirst Agency, Inc., Lenders Collection Corporation and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2009, the date of the most recent annual report and audited financial statements.

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

In July 2010, the FASB issued ASU 2010-20 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for loan losses. The new disclosures that relate to information as of the end of the reporting period is effective as of December 31, 2010, whereas the disclosures related to activity that occurred during the reporting periods is effective January 1, 2011. The adoption of this disclosure-only guidance will not have an effect on the Company’s results of operations or financial position.

(3)	RECENT DEVELOPMENTS: MERGERS, ACQUISITIONS AND DISPOSALS

On October 8, 2010, the Company completed the previously announced acquisition of Union National Bancshares, Inc., and its subsidiary bank, Union Bank of Chandler with offices in Chandler and Tulsa, Oklahoma. As of September 30, 2010, Union Bank of Chandler had approximately $132 million in total assets, $90 million in loans, $116 million in deposits, and $15 million in equity capital. The bank will operate under its present name until it is merged into BancFirst, which is expected to be on November 12, 2010. The acquisition did not have a material effect on the results of operations for the Company.

On September 30, 2010, the Company announced it had entered into an agreement to acquire OK Bancorporation, Inc., and its subsidiary bank, The Okemah National Bank. The Okemah National Bank has approximately $74 million in total assets, $32 million in loans, $59 million in deposits, and $13 million in equity capital. The bank will operate as The Okemah National Bank until it is merged into BancFirst, which is expected to be during October, 2011. The transaction is scheduled to be completed by December 15, 2010, and is subject to regulatory approval. The acquisition is not expected to have a material effect on the results of operations for the Company.

On September 2, 2010, the Company announced it had entered into an agreement to acquire Exchange Bancshares of Moore, Inc., and its subsidiary bank, Exchange National Bank of Moore. Exchange National Bank of Moore has approximately $146 million in total assets, $57 million in loans, $109 million in deposits, and $13 million in equity capital. The bank will operate as Exchange National Bank of Moore until it is merged into BancFirst, which is expected to be during the second quarter of 2011. The transaction is scheduled to be completed by December 15, 2010. The acquisition is not expected to have a material effect on the results of operations for the Company.

The Company expects to incur total intangibles of approximately $14.6 million for the above combined acquisitions, which will result in an increase in excess cost of approximately $11.1 million and an increase in core deposit intangibles of approximately $3.5 million. The above acquisitions will add approximately $350 million in total assets, $174 million in loans and $287 million in deposits by year end. The effects of these acquisitions will be included in the consolidated financial statements of the Company from the date of acquisition forward. The Company does not believe these acquisitions, individually or in aggregate will be material to the Company’s consolidated financial statements.

In April 2010 the Company elected to cease participation as of June 30, 2010 in the Transaction Account Guarantee Program (“TAGP”) for extended coverage of noninterest bearing transaction deposit accounts. At June 30, 2010, the Company had approximately $641 million of deposits covered under this program.

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

On March 21, 2010, Congress passed student loan reform centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. As of September 30, 2010, the Company had approximately $203 million of student loans with $145 million held for sale all of which were sold in October 2010.

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

(4)	SECURITIES

The following table summarizes securities held for investment and securities available for sale (dollars in thousands):

	September 30,		December 31,
	2010	2009	2009
Held for investment, at cost (market value: $23,038, $29,622 and $30,736, respectively)	$22,138	$28,717	$29,796
Available for sale, at market value	557,701	362,910	387,376

Total	$579,839	$391,627	$417,172

The following table summarizes the maturity of securities (dollars in thousands):

	September 30,		December 31,
	2010	2009	2009
Contractual maturity of debt securities:
Within one year	$267,228	$76,927	$69,093
After one year but within five years	205,508	276,022	267,375
After five years but within ten years	17,913	12,904	18,377
After ten years	78,816	14,474	51,819

Total debt securities	569,465	380,327	406,664
Equity securities	10,374	11,300	10,508

Total	$579,839	$391,627	$417,172

The following table summarizes the amortized cost and estimated market values of debt securities held for investment:

	Number of Securities	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
Held for Investment
September 30, 2010
With unrealized gains	172	$902	$—	$22,765
With unrealized losses	3	—	(2)	273
September 30, 2009
With unrealized gains	191	919	—	28,853
With unrealized losses	9	—	(12)	769
December 31, 2009
With unrealized gains	196	948	—	30,060
With unrealized losses	9	—	(7)	676

The following table summarizes the amortized cost and estimated market values of debt securities available for sale.

	Number of Securities	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
Available for Sale
September 30, 2010
With unrealized gains	211	$14,260	$—	$525,841
With unrealized losses	5	—	(20)	21,486
September 30, 2009
With unrealized gains	211	17,049	—	340,288
With unrealized losses	7	—	(68)	11,322
December 31, 2009
With unrealized gains	216	15,386	—	336,660
With unrealized losses	29	—	(290)	40,208

Securities having book values of $507.7 million, $325.3 million and $292.8 million as of September 30, 2010 and 2009 and December 31, 2009, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category (dollars in thousands):

	September 30,				December 31,
	2010		2009		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial and industrial	$492,823	17.88%	$503,584	18.56%	$515,762	18.83%
Oil & gas production & equipment	81,816	2.97	91,275	3.37	84,199	3.07
Agriculture	74,494	2.70	73,879	2.72	83,519	3.05
State and political subdivisions:
Taxable	8,794	0.32	9,842	0.36	12,066	0.44
Tax-exempt	10,322	0.38	9,031	0.33	8,840	0.32
Real Estate:
Construction	212,830	7.72	206,793	7.62	201,704	7.37
Farmland	89,048	3.23	86,543	3.19	85,620	3.13
One to four family residences	568,755	20.64	563,982	20.79	569,592	20.80
Multifamily residential properties	29,123	1.06	32,190	1.19	29,964	1.09
Commercial	754,066	27.36	757,311	27.91	765,911	27.97
Consumer	409,754	14.87	349,080	12.87	352,477	12.88
Other	24,293	0.87	29,659	1.09	29,000	1.05

Total loans	$2,756,118	100.00%	$2,713,169	100.00%	$2,738,654	100.00%

Loans held for sale (included above)	$159,660		$86,450		$94,140

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

Loans held for sale include $145.2 million, $77.6 million and $82.4 million of guaranteed student loans for the periods ended September 30, 2010, September 30, 2009 and December 31, 2009, respectively. Student loans are classified as consumer loans in the preceding table and valued at the lower of cost or market.

The amount of estimated loss due to credit risk in the Company’s loan portfolio is provided for in the allowance for loan losses. The amount of the allowance required to provide for all existing losses in the loan portfolio is an estimate based upon evaluations of loans, appraisals of collateral and other estimates which are subject to rapid change due to changing economic conditions and the economic prospects of borrowers. Given the current environment of instability in the economy at large, it is possible that a material change could occur in the estimated allowance for loan losses in the near term.

Changes in the allowance for loan losses are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$37,002	$39,334	$36,383	$34,290

Charge-offs	(1,942)	(4,449)	(3,350)	(7,935)
Recoveries	152	133	412	447

Net charge-offs	(1,790)	(4,316)	(2,938)	(7,488)

Provisions charged to operations	469	998	2,236	9,214

Balance at end of period	$35,681	$36,016	$35,681	$36,016

The net charge-offs by category are summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Commercial, financial and other	$44	$3,886	$236	$5,420
Real estate – construction	2	66	13	225
Real estate – mortgage	1,635	180	2,289	1,315
Consumer	109	184	400	528

Total	$1,790	$4,316	$2,938	$7,488

(6)	NONPERFORMING AND RESTRUCTURED ASSETS

The following table is a summary of nonperforming and restructured assets (dollars in thousands):

	September 30,		December 31,
	2010	2009	2009
Past due over 90 days and still accruing	$563	$9,941	$853
Nonaccrual	25,684	37,319	37,133
Restructured	378	561	1,970

Total nonperforming and restructured loans	26,625	47,821	39,956
Other real estate owned and repossessed assets	21,499	10,587	9,881

Total nonperforming and restructured assets	$48,124	$58,408	$49,837

Nonperforming and restructured loans to total loans	0.97%	1.76%	1.46%

Nonperforming and restructured assets to total assets	1.05%	1.35%	1.13%

(7)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets (dollars in thousands):

	September 30,				December 31,
	2010		2009		2009
	Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Core deposit intangibles.	$7,223	$(4,100)	$6,722	$(3,390)	$7,222	$(3,558)
Customer relationship intangibles	5,657	(1,203)	4,441	(906)	4,448	(968)

Total	$12,880	$(5,303)	$11,163	$(4,296)	$11,670	$(4,526)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization:
Three months ended September 30, 2010	$267
Three months ended September 30, 2009	210
Nine months ended September 30, 2010	777
Nine months ended September 30, 2009	669
Year ended December 31, 2009	920

Estimated Amortization
Year ending December 31:
2010	$1,044
2011	1,070
2012	1,058
2013	915
2014	686

The following is a summary of goodwill by business segment (dollars in thousands):

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
For the Nine Months Ended September 30, 2010
Balance at beginning of period	$6,150	$23,652	$4,258	$624	$34,684
Acquisitions	—	—	1,206	—	1,206

Balance at end of period	$6,150	$23,652	$5,464	$624	$35,890

For the Nine Months Ended September 30, 2009
Balance at beginning and end of period	$6,150	$23,295	$4,258	$624	$34,327

For the Year Ended December 31, 2009
Balance at beginning of period	$6,150	$23,295	$4,258	$624	$34,327
Acquisitions	—	357	—	—	357

Balance at end of period	$6,150	$23,652	$4,258	$624	$34,684

(8)	CAPITAL

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

	Minimum	September 30,		December 31,
	Required	2010	2009	2009
Tier 1 capital		$425,627	$397,706	$403,875
Total capital		$461,308	$433,722	$440,258
Risk-adjusted assets		$2,923,824	$2,916,529	$2,942,152
Leverage ratio	3.00%	9.34%	9.29%	9.23%
Tier 1 capital ratio	4.00%	14.56%	13.64%	13.73%
Total capital ratio	8.00%	15.78%	14.87%	14.96%

As of September 30, 2010 and 2009, and December 31, 2009, BancFirst was considered to be “well capitalized”. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(9)	STOCK REPURCHASE PLAN

In November 1999, the Company adopted a new Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At September 30, 2010 there were 543,900 shares remaining that could be repurchased under the SRP.

The following table is a summary of the shares repurchased under the program.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Number of shares repurchased	16,500	—	16,500	—
Average price of shares repurchased	$36.69	—	$36.69	—

(10)	SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,650,000 shares in May 2009. At September 30, 2010, 79,860 shares are available for future grants. The BancFirst ISOP will terminate December 31, 2014. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2010 will become exercisable through the year 2017. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At September 30, 2010, 50,000 shares are available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2010 will become exercisable through the year 2011. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Nine Months Ended September 30, 2010
	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term		Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,209,553	$27.41
Options granted	39,000	41.68
Options exercised	(65,472)	21.23
Options cancelled	(11,400)	33.59

Outstanding at September 30, 2010	1,171,681	28.17	8.76	Yrs.	$14,402

Exercisable at September 30, 2010	698,456	21.69	6.32	Yrs.	$13,113

The following table is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average grant-date fair value per share of options granted	$10.97	$21.93	$16.62	$21.93
Total intrinsic value of options exercised	440	20	1,271	218
Cash received from options exercised	615	25	1,390	262
Tax benefit realized from options exercised	170	8	492	85

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

For the three months ended September 30, 2010 and 2009, the Company recorded share-based employee compensation expense of approximately $236,000 and $149,000, respectively, net of tax and approximately $606,000 and $475,000 net of tax, for the nine months ended September 30, 2010 and 2009, respectively.

The Company will continue to amortize the remaining fair value of these stock options of approximately $5.8 million, net of tax, over the remaining vesting period of approximately seven years. The following table shows the assumptions used for computing share-based employee compensation expense under the fair value method.

	2010	2009
Risk-free interest rate	3.08%	3.64%
Dividend yield	2.00%	1.50%
Stock price volatility	27.77%	63.28%
Expected term	10 Yrs	10 Yrs

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Unrealized (loss) gain during the period:
Before-tax amount	$(799)	$350	$(693)	$(3,342)
Tax benefit (expense)	280	(122)	230	1,170

Net-of-tax amount	$(519)	$228	$(463)	$(2,172)

The amount of unrealized gain included, net of tax, in accumulated other comprehensive income is summarized in the following table (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Unrealized gain on securities:
Beginning balance	$11,070	$12,473	$11,023	$14,677
Current period change	(519)	228	(463)	(2,172)
Reclassification adjustment for gains included in net income	216	13	207	209

Ending balance	$10,767	$12,714	$10,767	$12,714

(12)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows (dollars in thousands, except per share data):

	Income (Numerator)	Shares (Denominator)	Per Share Amount
Three Months Ended September 30, 2010 Basic Income available to common stockholders	$11,787	15,356,366	$0.77

Effect of stock options	—	288,720

Diluted Income available to common stockholders plus assumed exercises of stock options	$11,787	15,645,086	$0.75

Three Months Ended September 30, 2009 Basic Income available to common stockholders	$9,390	15,302,199	$0.61

Effect of stock options	—	283,756

Diluted Income available to common stockholders plus assumed exercises of stock options	$9,390	15,585,955	$0.60

Nine Months Ended September 30, 2010 Basic Income available to common stockholders	$32,132	15,340,087	$2.09

Effect of stock options	—	302,467

Diluted Income available to common stockholders plus assumed exercises of stock options	$32,132	15,642,554	$2.05

Nine Months Ended September 30, 2009 Basic Income available to common stockholders	$22,775	15,297,342	$1.49

Effect of stock options	—	293,809

Diluted Income available to common stockholders plus assumed exercises of stock options	$22,775	15,591,151	$1.46

The following table shows the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended September 30, 2010	435,570	$38.21
Three Months Ended September 30, 2009	405,150	$35.79
Nine Months Ended September 30, 2010	415,075	$39.77
Nine Months Ended September 30, 2009	285,063	$37.47

(13)	SEGMENT INFORMATION

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

The results of operations and selected financial information for the four business units are as follows (dollars in thousands):

			Other	Executive,
	Metropolitan	Community	Financial	Operations	Elimin-	Consol-
	Banks	Banks	Services	& Support	ations	idated
Three Months Ended:
September 30, 2010
Net interest income (expense)	$12,028	$22,680	$2,099	$(735)	$—	$36,072
Noninterest income	2,734	8,947	5,843	12,844	(12,206)	18,162
Income before taxes	7,513	13,375	3,117	6,430	(12,059)	18,376

September 30, 2009
Net interest income (expense)	$10,233	$21,948	$1,860	$(1,089)	$—	$32,952
Noninterest income	2,617	8,677	5,131	10,417	(9,803)	17,039
Income before taxes	4,219	12,023	2,810	4,124	(9,664)	13,512
Nine Months Ended:

September 30, 2010
Net interest income (expense)	$34,771	$67,650	$5,600	$(2,417)	$—	$105,604
Noninterest income	7,877	26,427	14,962	35,370	(33,504)	51,132
Income before taxes	21,505	38,933	6,999	15,533	(33,265)	49,705

September 30, 2009
Net interest income (expense)	$29,217	$65,244	$5,623	$(2,833)	$—	$97,251
Noninterest income	8,132	25,670	14,774	25,994	(23,866)	50,704
Income before taxes	10,658	35,769	7,788	2,949	(23,651)	33,513

Total Assets:
September 30, 2010	$1,543,550	$2,816,654	$302,948	$446,157	$(510,127)	$4,599,182
September 30, 2009	$1,402,690	$2,650,800	$241,422	$514,112	$(486,921)	$4,322,103
December 31, 2009	$1,386,748	$2,779,110	$221,033	$523,350	$(494,126)	$4,416,115

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (dollars in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Securities available for sale	$5,037	$542,290	$10,374	$557,701
Derivative assets	—	6,590	—	6,590
Derivative liabilities	—	5,082	—	5,082
Loans held for sale	—	159,660	—	159,660

The changes in Level 3 assets measured at estimated fair value on a recurring basis were as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Beginning balance	$10,508	$16,345
Purchases, issuances and settlements	226	513
Sales	(625)	(4,939)
Losses included in earnings	(196)	—
Total unrealized gains (losses)	461	(619)

Ending balance	$10,374	$11,300

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
FINANCIAL ASSETS
Cash and due from banks	$106,498	$107,251	$104,224	$105,120
Federal funds sold and interest-bearing deposits	923,725	923,336	911,015	907,737
Securities	579,839	580,739	391,627	392,532
Loans:
Loans (net of unearned interest)	2,756,118		2,713,169
Allowance for loan losses	(35,681)		(36,016)

Loans, net	2,720,437	2,752,604	2,677,153	2,682,595
Derivative assets	6,590	6,590	9,975	9,975
FINANCIAL LIABILITIES
Deposits	4,082,568	4,112,117	3,831,823	3,856,516
Short-term borrowings	2,700	2,700	1,100	1,100
Derivative liabilities	5,082	5,082	7,925	7,925
Junior subordinated debentures	26,804	28,895	26,804	27,233
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,067		1,137
Letters of credit		417		570

Non-financial Assets and Liabilities

Certain non-financial assets and non-financial liabilities measured at fair value on a recurring and non-recurring basis include goodwill and other intangible assets and other non-financial long-lived assets. These items are evaluated annually for impairment of which there was none as of September 30, 2010 or 2009. The overall level of non-financial assets and liabilities were not significant to the Company at September 30, 2010 or 2009.

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

Application of ASC Topic 820 to non-financial assets and non-financial liabilities became effective January 1, 2009. The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

Foreclosed assets, upon initial recognition, are measured and adjusted to fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset.

Other real estate owned is remeasured at fair value subsequent to initial recognition, with any losses recognized in net expense from other real estate owned.

The following table summarizes assets measured at fair value on a nonrecurring basis as of September 30, 2010 and the related gains or losses recognized during the period (amounts and dollars in thousands).

Description	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
Impaired Loans	—	—	$7,738	$7,738	$—
Other Real Estate Owned	—	—	$21,252	$21,252	$(201)

(15)	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table (notional amounts and dollars in thousands):

		September 30,				December 31,
		2010		2009		2009
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Oil
Derivative assets	Barrels	204	$4,085	328	$5,751	286	$6,138
Derivative liabilities	Barrels	(204)	(3,422)	(328)	(5,200)	(286)	(5,682)
Natural Gas
Derivative assets	MMBTUs	852	3,222	6,862	4,648	6,914	$4,564
Derivative liabilities	MMBTUs	(852)	(2,377)	(6,862)	(3,148)	(6,914)	(3,226)
Total Fair Value	Included in
Derivative assets	Other assets		6,590		9,975		7,544
Derivative liabilities	Other liabilities		5,082		7,925		5,750

The Company recognized income related to the activity, which was included in other noninterest income, of $178,000 and $121,000 for the three months ended September 30, 2010 and 2009, respectively and $388,000 and $572,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

The Company had credit exposure relating to oil and gas swaps and options with bank counterparties of approximately $6.3 million at September 30, 2010, $7.9 million at September 30, 2009 and $6.1 million at December 31, 2009.

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

SUMMARY

BancFirst Corporation’s net income for the third quarter of 2010 was $11.8 million compared to $9.4 million for the third quarter of 2009. Diluted net income per share was $0.75 and $0.60 for the third quarter of 2010 and 2009, respectively. For the first nine months of 2010, net income was $32.1 million, compared to $22.8 million for the first nine months of 2009. Diluted net income per share for the first nine months of 2010 was $2.05 compared to $1.46 for the first nine months of 2009. The results for 2010 and 2009 include several one-time items that are more fully described below.

Net interest income for the third quarter of 2010 was $36.1 million, up $3.1 million from $33.0 million for the third quarter of 2009. The increase was attributable to the improvement in the net interest margin combined with the growth in the Company’s earning assets. The Company’s net interest margin for the quarter was 3.40% up from 3.27% a year ago. The Company’s average earning assets were $4.2 billion an increase of $202 million compared to the third quarter of 2009. The loan losses provision for the quarter was $469,000 down from $998,000 for the third quarter of 2009. Noninterest income for the quarter was $18.2 million a $1.1 million increase over the same period in 2009. The increase is primarily attributable to an increase in insurance commissions. Noninterest expense for the quarter was $35.4 million, down slightly from $35.5 million in the third quarter a year ago.

Total assets at September 30, 2010 were $4.6 billion, up $277 million or 6.4% over September 30, 2009. Compared to year-end 2009, total assets grew by $183 million or 4.2%. Total loans were $2.8 billion, an increase of $43 million from September 30, 2009 and $17 million from December 31, 2009. At September 30, 2010 total deposits were $4.1 billion, up $251 million or 6.5% from September 30, 2009 and up $154 million or 3.9% from December 31, 2009. The Company’s liquidity remains strong as its average loan-to-deposit ratio was 69.2% at September 30, 2010 compared to 76.3% at September 30, 2009 and 74.6% at December 31, 2009. Stockholders’ equity was $454 million at September 30, 2010, an increase of $28 million or 6.6% over September 30, 2009 and $23 million or 5.4% from December 31, 2009. Average stockholders’ equity to average assets was 9.85% at September 30, 2010, compared to 10.26% at September 30, 2009 and 10.15% at December 31, 2009. The Company’s borrowings include no brokered deposits and no Federal Home Loan Bank borrowings at September 30, 2010.

Asset quality has improved somewhat in 2010 after deteriorating in 2009, which resulted in a ratio of nonperforming and restructured assets to total assets of 1.05% at September 30, 2010, compared to 1.35% at September 30, 2009 and 1.13% for the year ended December 31, 2009. The allowance for loan losses equaled 134.01% of nonperforming and restructured loans at September 30, 2010, versus 75.31% at September 30, 2009 and 91.06% at December 31, 2009. Net charge-offs to average loans decreased to 0.14% at September 30, 2010, compared to 0.36% at September 30, 2009 and 0.30% at December 31, 2009. The allowance for loan losses as a percentage of total loans remained fairly constant at 1.29% at September 30, 2010 compared to 1.33% at September 30, 2009 and December 31, 2009.

On October 8, 2010, the Company completed the previously announced acquisition of Union National Bancshares, Inc., and its subsidiary bank, Union Bank of Chandler with offices in Chandler and Tulsa, Oklahoma. As of September 30, 2010, Union Bank of Chandler had approximately $132 million in total assets, $90 million in loans, $116 million in deposits, and $15 million in equity capital. The bank will operate under its present name until it is merged into BancFirst, which is expected to be on November 12, 2010. The acquisition did not have a material effect on the results of operations for the Company.

On September 30, 2010, the Company announced it had entered into an agreement to acquire OK Bancorporation, Inc., and its subsidiary bank, The Okemah National Bank. The Okemah National Bank has approximately $74 million in total assets, $32 million in loans, $59 million in deposits, and $13 million in equity capital. The bank will operate as The Okemah National Bank until it is merged into BancFirst, which is expected to be during October, 2011. The transaction is scheduled to be completed by December 15, 2010, and is subject to regulatory approval. The acquisition is not expected to have a material effect on the results of operations for the Company.

On September 2, 2010, the Company announced it had entered into an agreement to acquire Exchange Bancshares of Moore, Inc., and its subsidiary bank, Exchange National Bank of Moore. Exchange National Bank of Moore has approximately $146 million in total assets, $57 million in loans, $109 million in deposits, and $13 million in equity capital. The bank will operate as Exchange National Bank of Moore until it is merged into BancFirst, which is expected to be during the second quarter of 2011. The transaction is scheduled to be completed by December 15, 2010. The acquisition is not expected to have a material effect on the results of operations for the Company.

The Company expects to incur total intangibles of approximately $14.6 million for the above combined acquisitions, which will result in an increase in excess cost of approximately $11.1 million and an increase in core deposit intangibles of approximately $3.5 million. The above acquisitions will add approximately $350 million in total assets, $174 million in loans and $287 million in deposits by year end. The effects of these acquisitions will be included in the consolidated financial statements of the Company from the date of acquisition forward. The Company does not believe these acquisitions, individually or in aggregate will be material to the Company’s consolidated financial statements.

In April 2010 the Company elected to cease participation as of June 30, 2010 in the Transaction Account Guarantee Program (“TAGP”) for extended coverage of noninterest bearing transaction deposit accounts. The standard insurance amount remains in effect for the Corporation’s deposit accounts. At June 30, 2010, the Company had approximately $641 million of deposits covered under this program.

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

On May 22, 2009 the FDIC increased deposit insurance premiums in 2009 and imposed a Special Assessment on member financial institutions that was based on June 30, 2009 assets less tier one capital. These increases caused the Company’s noninterest expense to increase in 2009. The amount of $1.9 million was expensed on June 30, 2009.

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

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written rules and regulations will have on community banks. However, it is expected that at a minimum they will increase the Company’s operating and compliance costs and could increase the Company’s interest expense.

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income Statement Data
Net interest income	$36,072	$32,952	$105,604	$97,251
Provision for loan losses	469	998	2,236	9,214
Securities transactions	333	20	319	322
Total noninterest income	18,162	17,039	51,132	50,704
Salaries and employee benefits	20,692	19,938	60,350	59,951
Total noninterest expense	35,389	35,481	104,795	105,228
Net income	11,787	9,390	32,132	22,775
Per Common Share Data
Net income – basic	0.77	0.61	2.09	1.49
Net income – diluted	0.75	0.60	2.05	1.46
Cash dividends	0.25	0.23	0.71	0.67
Performance Data
Return on average assets	1.03%	0.86%	0.95%	0.74%
Return on average stockholders’ equity	10.34	8.77	9.68	7.22
Cash dividend payout ratio	32.47	37.70	33.97	44.97
Net interest spread	3.10	2.78	3.08	2.89
Net interest margin	3.40	3.27	3.40	3.45
Efficiency ratio	65.25	70.97	66.86	71.12
Net charge-offs to average loans	0.26	0.63	0.14	0.36

Net Interest Income

For the three months ended September 30, 2010, net interest income increased $3.1 million, or 9.5%, compared to the three months ended September 30, 2009. The increase in income was attributable to decreasing deposit rates combined with growth in the Company’s earning assets. The Company’s net interest margin increased 0.13% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, due to lower interest expense. Net interest income for the third quarter of 2010 included nonrecurring interest income on nonaccrual loans of $744,000.

Net interest income for the nine months ended September 30, 2010 increased $8.4 million, or 8.6%, from the same period in 2009. The increase in income was attributable primarily to the decrease in deposit rates. Net interest income for the nine months ended September 30, 2010 included nonrecurring interest income on nonaccrual loans of $1.4 million. The net interest margin for the nine months ended September 30, 2010 decreased 0.05% compared to the first nine months of 2009. The lower interest rate environment for the first nine months of 2010 compared to the first nine months of 2009, when rates declined substantially in the first quarter of 2009, has caused the Company’s net interest margin to decline. In addition, an increase in earning assets and a higher level of overnight investments at lower rates caused further compression of the net interest margin. This compression was somewhat offset by the implementation of interest rate floors on loans implemented during 2009. If interest rates do not increase, the Company could experience continued compression of its net interest margin as higher rate assets mature in a continued low interest rate environment. Furthermore, due to the interest rate floors implemented, short-term interest rates would have to increase approximately 100 basis points before the Company’s loan portfolio would experience a measurable increase in yield.

Provision for Loan Losses

The Company’s provision for loan losses decreased $529,000 or 53.0% for the three months ended September 30, 2010, compared to the same period a year ago. The larger provision in 2009 was due to an increase in non-performing loans. Net loan charge-offs were $1.8 million for the third quarter of 2010, compared to $4.3 million for the third quarter of 2009. One charge-off of a commercial loan which had been fully provided for accounted for $3.5 million of the total for the third quarter of 2009. The rate of net charge-offs to average total loans is presented above.

The Company’s provision for loan losses decreased $7.0 million or 75.7% for the first nine months of 2010, compared to the same period a year ago, due to an increase in non-performing loans during 2009. The larger loan provision in 2009 was driven primarily by the identification of certain commercial credits that were internally downgraded by management. Net loan charge-offs were $2.9 million for the first nine months of 2010, compared to $7.5 million for the first nine months of 2009.

Noninterest Income

Noninterest income increased $1.1 million or 6.6% for the three months ended September 30, 2010 compared to the same period in 2009. The increase is primarily attributable to an increase in insurance commissions.

Noninterest income for the nine months ended September 30, 2010, increased slightly by $428,000 compared to the same period in 2009. The increase in noninterest income was due to an increase in insurance commissions and increased income on deposit service charges due to increased deposits, offset by lower revenue from treasury and cash management services as deposits swept into money-market funds declined and a decrease in the premium of loan sales.

The Company had income from check card usage totaling $9.4 million and $7.9 million during the nine months ended September 30, 2010 and 2009, respectively. As stated above under Recent Legislation the Dodd-Frank Act has given the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. Because of the uncertainty as to any future rulemaking by the Federal Reserve, the Company cannot provide any assurance as the ultimate impact of the Dodd-Frank Act on the amount of income from check card usage reported in future periods.

Noninterest Expense

For the three months ended September 30, 2010, noninterest expense decreased slightly by $92,000, compared to the three months ended September 30, 2009. Noninterest expense decreased compared to the previous year due to the ending of the Company’s participation in the TAGP program, which was somewhat offset by slightly higher operating expenses.

For the nine months ended September 30, 2010, noninterest expense decreased by $433,000 or 0.41% compared to the nine months ended September 30, 2009. The nine months ended September 30, 2009 included an FDIC Special Assessment of $1.9 million. Apart from the Special Assessment, noninterest expense increased compared to the previous year due to expenses from acquisitions of $1.1 million and slightly higher operating expenses.

Income Taxes

The Company’s effective tax rate on income before taxes was 35.9% for the third quarter of 2010, compared to 30.5% for the third quarter of 2009. The increase is a result of federal and state tax credits combined with an increase in pretax earnings.

The Company’s effective tax rate on income before taxes was 35.4% for the first nine months of 2010, compared to 32.0% for the first nine months of 2009. The increase is a result of federal and state tax credits combined with an increase in pretax earnings.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	September 30,		December 31,
	2010	2009	2009
Balance Sheet Data
Total assets	$4,599,182	$4,322,103	$4,416,115
Total loans	2,756,118	2,713,169	2,738,654
Allowance for loan losses	(35,681)	(36,016)	(36,383)
Securities	579,839	391,627	417,172
Deposits	4,082,568	3,831,823	3,929,016
Stockholders’ equity	453,869	425,638	430,750
Book value per share	29.55	27.81	28.14
Tangible book value per share	26.72	25.12	25.41
Average loans to deposits (year-to-date)	69.20%	76.34%	74.57%
Average earning assets to total assets (year-to-date)	92.74	92.40	92.56
Average stockholders’ equity to average assets (year-to-date)	9.85	10.26	10.15
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.97%	1.76%	1.46%
Nonperforming and restructured assets to total assets	1.05	1.35	1.13
Allowance for loan losses to total loans	1.29	1.33	1.33
Allowance for loan losses to nonperforming and restructured loans	134.01	75.31	91.06

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of September 30, 2010 increased $15.0 million from September 30, 2009 and decreased $11.3 million from December 31, 2009. The increase year-over-year was mainly from deposit growth. The slight decrease from year end was due to deposit growth offset primarily by securities purchases. Federal funds sold consists of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention in the Federal funds market that has resulted in near zero overnight fed funds rates, the Company has maintained its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

Securities

At September 30, 2010, total securities increased $188.2 million compared to September 30, 2009 and $162.7 million compared to December 31, 2009. The increase was due primarily to purchases of securities to satisfy increased pledging requirements for public deposits after the Company’s decision to opt out of the TAGP. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $16.6 million at September 30, 2010, compared to an unrealized gain of $19.6 million at September 30, 2009, and an unrealized gain of $16.9 million at December 31, 2009.

Loans

At September 30, 2010, total loans were up $42.9 million or 1.6% from September 30, 2009 and $17.5 million or 0.6% from December 31, 2009. The increase was due primarily to an increase in student loans. At September 30, 2010, the allowance for loan losses decreased $335,000 or 0.9% from September 30, 2009, and $702,000 or 1.9% from year-end 2009. The allowance as a percentage of total loans was 1.29%, 1.33% and 1.33% at September 30, 2010, September 30, 2009 and December 31, 2009, respectively. The allowance to nonperforming and restructured loans at the same dates was 134.01%, 75.31% and 91.06%, respectively.

On March 21, 2010, Congress passed student loan reform centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. As of September 30, 2010, the Company had approximately $145 million of student loans held for sale, all of which were sold in October 2010.

Nonperforming Loans, Restructured Loans and Other Real Estate Owned

Nonperforming and restructured loans totaled $26.6 million at September 30, 2010, compared to $47.8 million at September 30, 2009 and $40.0 million at December 31, 2009. During the second quarter of 2009, the Company transferred a commercial real estate property consisting of undeveloped land into other real estate owned. In September 2010, the Company transferred two commercial properties totaling $11.6 million from nonperforming loans to other real estate owned. The properties were recorded at net realizable value. A related nonperforming commercial real estate property was sold at a sheriff’s sale for $6.3 million which paid off the Company’s loan balance and the interest due on the loan. The level of nonperforming loans and loan losses may rise over time as a result of economic conditions.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $60.0 million of these loans at September 30, 2010 compared to $72.3 million at September 30, 2009 and $73.6 million at December 31, 2009. These loans are not included in nonperforming and restructured assets. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Deposits

At September 30, 2010 total deposits increased $250.7 million compared to September 30, 2009, and $153.6 million compared to December 31, 2009. The increase from September 30, 2009 was due largely to overnight sweep funds that moved into low-rate interest-bearing transaction accounts due to low interest rates on money market funds. These deposits were insured because the Company participated in the TAGP and continued to do so until June 30, 2010, at which time the Company elected to terminate participation in the TAGP. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s deposit base continues to be comprised substantially of core deposits, with large denomination certificates of deposit being only 8.7% of total deposits at September 30, 2010, compared to 10.7% at September 30, 2009 and 9.7% at December 31, 2009. Noninterest-bearing deposits to total deposits were 30.2% at September 30, 2010, compared to 28.2% at September 30, 2009 and 29.5% at December 31, 2009.

Short-Term Borrowings

Short-term borrowings increased $1.6 million from September 30, 2009, and $2.6 million from December 31, 2009 to $2.7 million at September 30, 2010. Fluctuations in short-term borrowings are a function of Federal funds purchased from correspondent banks, customer demand for repurchase agreements and liquidity needs of the bank.

The Company does not have any borrowings from the Federal Home Loan Bank at September 30, 2010.

Capital Resources and Liquidity

Stockholders’ equity increased $28.2 million from September 30, 2009 and $23.1 million from December 31, 2009, due to accumulated earnings. The ratios of average stockholders’ equity to average assets are presented above. The Company’s leverage ratio and total risk-based capital ratio were 9.34% and 15.78%, respectively, at September 30, 2010, well in excess of the regulatory minimums.

See note (8) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

There have not been material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$2,780,674	$38,972	5.56%	$2,709,421	$37,783	5.53%
Securities – taxable	539,703	3,163	2.33	363,763	3,267	3.56
Securities – tax exempt	27,948	393	5.58	36,102	508	5.58
Interest bearing deposits w/ banks & FFS	884,429	553	0.25	921,711	702	0.30

Total earning assets	4,232,754	43,081	4.04	4,030,997	42,260	4.16

Nonearning assets:
Cash and due from banks	104,373			107,829
Interest receivable and other assets	259,274			236,238
Allowance for loan losses	(36,853)			(39,370)

Total nonearning assets	326,794			304,697

Total assets	$4,559,548			$4,335,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$596,290	$332	0.22%	$375,863	$352	0.37%
Savings deposits	1,422,735	3,031	0.85	1,291,694	3,419	1.05
Time deposits	811,634	2,945	1.44	910,662	4,785	2.08
Short-term borrowings	2,934	1	0.14	634	—	—
Junior subordinated debentures	26,804	491	7.27	26,804	491	7.27

Total interest-bearing liabilities	2,860,397	6,800	0.94	2,605,657	9,047	1.38

Interest-free funds:
Noninterest-bearing deposits	1,217,088			1,271,062
Interest payable and other liabilities	29,873			34,401
Stockholders’ equity	452,190			424,574

Total interest free funds	1,699,151			1,730,037

Total liabilities and stockholders’ equity	$4,559,548			$4,335,694

Net interest income		$36,281			$33,213

Net interest spread			3.10%			2.78%

Net interest margin			3.40%			3.27%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2010			2009
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$2,770,388	$115,205	5.56%	$2,765,665	$114,678	5.54%
Securities – taxable	446,683	9,167	2.74	387,814	10,357	3.57
Securities – tax exempt	33,085	1,376	5.56	38,829	1,644	5.66
Interest bearing deposits w/ banks & FFS	926,598	1,745	0.25	603,363	1,598	0.35

Total earning assets	4,176,754	127,493	4.08	3,795,671	128,277	4.52

Nonearning assets:
Cash and due from banks	107,114			114,888
Interest receivable and other assets	256,538			234,247
Allowance for loan losses	(36,688)			(36,784)

Total nonearning assets	326,964			312,351

Total assets	$4,503,718			$4,108,022

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$606,568	$1,061	0.23%	$375,011	$893	0.32%
Savings deposits	1,371,821	9,112	0.89	1,187,452	12,154	1.37
Time deposits	834,912	9,530	1.53	888,159	15,675	2.36
Short-term borrowings	1,691	2	0.16	3,483	11	0.42
Junior subordinated debentures	26,804	1,474	7.35	26,804	1,474	7.35

Total interest-bearing liabilities	2,841,796	21,179	1.00	2,480,909	30,207	1.63

Interest-free funds:
Noninterest-bearing deposits	1,190,083			1,172,024
Interest payable and other liabilities	28,250			33,616
Stockholders’ equity	443,589			421,473

Total interest free funds	1,661,922			1,627,113

Total liabilities and stockholders’ equity	$4,503,718			$4,108,022

Net interest income		$106,314			$98,070

Net interest spread			3.08%			2.89%

Net interest margin			3.40%			3.45%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2009, the date of its annual report to stockholders.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Senior Vice President of Corporate Finance and Treasurer, Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the third fiscal quarter of 2010 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Except as set forth below, as of September 30, 2010, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Recently enacted regulatory reforms could have a significant impact on our business, financial condition and results of operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. Many of these provisions are subject to further study, rule making, and the discretion of regulatory bodies, such as the Financial Stability Oversight Council, which will regulate the systemic risk of the financial system. While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Dodd-Frank Act also contains many provisions which will affect smaller institutions such as ours in substantial ways. Compliance with the Dodd-Frank Act’s provisions may curtail our revenue opportunities, increase our operating costs, require us to hold higher levels of regulatory capital or liquidity or both or otherwise adversely affect our business or financial results in the future. Our management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and result of operations. However, because many aspects of the Dodd-Frank Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company at this time.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2010 to July 31, 2010	—	—	—	560,400
August 1, 2010 to August 31, 2010 (1)	16,500	$36.69	16,500	543,900
September 1, 2010 to September 30, 2010	—	—	—	543,900

(1)	Represents repurchases made in connection with the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

Exhibit Number	Exhibit
4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

10.1	Ninth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.5	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement adopted June 25, 2009 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.6	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment (Code Section 415 Compliance) to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit
10.8	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date November 9, 2010	/s/ Joe T. Shockley, Jr.
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)