Form 10-K
period 2010-12-31
BANCFIRST CORP /OK/
filed 2011-03-15
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2010 was approximately $270,901,000.

As of February 28, 2011, there were 15,379,756 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders of the registrant (the “2011 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

FORM 10-K

CROSS-REFERENCE INDEX

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is an Oklahoma business corporation and a financial holding company under Federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust II and 100% of the common securities of Union National Statutory Trust I, both Delaware business trusts; 100% of Exchange National Bank of Moore in Moore, Oklahoma; 100% of Okemah National Bank in Okemah, Oklahoma; 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities, and 100% of BancFirst Insurance Services, Inc., an Oklahoma business corporation operating as an independent insurance agency. The Company plans to merge Exchange National Bank of Moore and Okemah National Bank into BancFirst during 2011.

The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. The Company currently has 89 banking locations serving 50 communities throughout Oklahoma.

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

The Company had approximately 1,532 full-time equivalent employees at December 31, 2010, compared to approximately 1,428 full-time equivalent employees at December 31, 2009. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

Management believes the Company is in an advantageous competitive position operating as a “super community bank.” Under this strategy, the Company provides a broad line of financial products and services to small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and neither offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s market share of deposits for Oklahoma was 6.25% as of June 30, 2010 and 5.64% as of June 30, 2009.

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

Operating Segments

The Company has four principal business units: metropolitan banks, community banks, other financial services, and executive, operations and support. For more information on the Company’s Operating Segments see Note (22), “Segment Information” to the Company’s Consolidated Financial Statements.

Control of the Company

Affiliates of the Company beneficially own approximately 53% of the outstanding shares of the Company’s common stock outstanding as of February 28, 2011. Under Oklahoma law and the Company’s Certificate of Incorporation, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the affiliates have the ability to control the business and affairs of the Company.

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

To be “well capitalized” under federal bank regulatory agency definitions, a depository institution must have (i) a Tier 1 risk-based capital ratio of 6% or greater, (ii) a total risk-based capital ratio of 10% or greater, and (iii) a leverage ratio of 5% or greater. An “adequately capitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of 4% or greater, (ii) a total risk-based capital ratio of 8% or greater, and (iii) a leverage ratio of 4% or greater, and an “undercapitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of less than 4%, (ii) a total risk-based capital ratio of less than 8%, and (iii) a leverage ratio of less than 4%. A bank is considered “significantly undercapitalized” if the bank has (i) a Tier 1 risk-based capital ratio of less than 3%, (ii) a total risk-based capital ratio of less than 6%, and (iii) a leverage ratio of less than 3%, and “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The applicable federal regulatory agency for a bank that is “well capitalized” may reclassify it as an “adequately capitalized” or “undercapitalized” institution and subject it to the supervisory actions applicable to the next lower capital category, if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. Under federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution. As of December 31, 2010, the Bank had a Tier 1 ratio of 13.37%, a combined Tier 1 and Tier 2 ratio of 14.57%, and a leverage ratio of 8.37% and, accordingly, was considered to be “well capitalized” as of such date.

In addition, the Federal Reserve Board has established minimum risk based capital guidelines and leverage ratio guidelines for bank holding companies that are substantially similar to those adopted by bank regulatory agencies with respect to depository institutions. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. As of December 31, 2010, the Company had a Tier 1 ratio of 13.53%, a combined Tier 1 and Tier 2 ratio of 14.68%, and a leverage ratio of 8.39% and, accordingly, was in compliance with all of the Federal Reserve Board’s capital guidelines.

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

The FDI Act requires federal bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

Deposit Insurance Assessments

The Bank is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government. Under current law, the basic deposit insurance limit is $250,000, with unlimited insurance coverage of non-interest-bearing transaction accounts beginning December 31, 2010, through December 31, 2012.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for one of four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s current risk-based assessment rules, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and range from 22 basis points to 45 basis points for Risk Categories II – IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, and 17 to 77.5 basis points for Risk Categories II – IV.

In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, in May 2009 the FDIC imposed a special assessment of 5 basis points on the amount of each depository institution’s assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, which was collected on September 30, 2009. The Company’s deposit insurance expense during 2009 included $1.9 million recognized in the second quarter related to the special assessment.

In November 2009, as a result of a decline in the reserve ratio (the ratio of the net worth of the DIF to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the DIF, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and each institution will continue to record quarterly expenses for deposit insurance. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. In December 2009, we paid $20.2 million in prepaid risk-based assessments, which included $1.2 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. Prepaid deposit insurance of approximately $15.0 million and $19.0 million was included in other assets in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively.

In November 2010, the Board of Directors of the FDIC approved the Dodd-Frank rule that requires the base on which assessments are charged be revised from one based on deposits to one based on consolidated assets less tangible capital. This change will become effective April 1, 2011.

FDIC insurance expense totaled $5.7 million, $7.8 million and $489,000 in 2010, 2009 and 2008, respectively. FDIC insurance expense includes deposit insurance assessments as well as Financing Corporation (“FICO”) assessments. All FDIC-insured depository institutions must pay an annual FICO assessment to provide funds for the payment of interest on bonds issued by FICO during the 1980s to resolve the thrift bailout. FDIC-insured depository institutions paid an average of 1.04 basis points on assessable deposits in 2010.

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

Financial Reform

The Dodd-Frank Act

In July 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

While many provisions of the Dodd-Frank Act apply to banks with over $10 billion in assets, certain provisions of the Dodd-Frank Act are expected to have a near-term impact on the Company. Effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s net interest margin. The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Federal Reserve Board and FDIC released final guidance on incentive compensation during 2010.

The Dodd-Frank Act includes certain related provisions which are often referred to as the “Collins Amendment.” These provisions are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as our company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed above. The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. The Act requires these new capital regulations to be adopted by the Federal Reserve in final form 18 months after the date of enactment of the Dodd-Frank Act (July 21, 2010).

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

Temporary Liquidity Guarantee Program

In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was announced by the FDIC in October 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, NOW accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010 which was extended until December 31, 2010. The Company elected to participate in the full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts only through June 30, 2010. The Company elected not to participate in the TLG Program from July to December 2010. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000. During the extension period in 2010, the fee assessment increased to 15 basis points per quarter for institutions that are in Risk Category 1 of the risk-based premium system. Deposit coverage going forward will be subject to provisions in the Dodd-Frank Act previously discussed.

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

Available Information

The Company maintains a website www.bancfirst.com. The Company provides copies of the most recently filed 10-K, 10-Q and proxy statement, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the SEC. The website also provides links to the SEC’s website (http://www.sec.gov) where all of the Company’s filings with the SEC can be obtained immediately upon filing. You may also request a copy of the Company’s filings, at no cost, by writing or telephoning us at the following address:

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

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sustained declines in the value of financial instruments and real estate values, and while we are taking steps to reduce our market and credit risk exposure, we nonetheless are affected by these issues in view of our retaining a securities portfolio and a loan portfolio consisting of commercial and residential construction loans, residential and commercial real estate loans and commercial and industrial loans. Possible declines in the value of our investment securities could result in our recording losses on the other-than-temporary impairment (“OTTI”) of securities, which would reduce our earnings and therefore our capital. Declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including relatively high unemployment, continue to have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in further increases in loan delinquencies; increases in problem assets and foreclosures; and declines in the values of the collateral for our loans, which could reduce our customers’ borrowing power. Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate an increase in our provision for loan losses, which, in turn, would reduce our earnings and capital. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

Beginning in the fourth quarter of 2008, the U.S. government has responded to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. The U.S. Treasury, the FDIC and the Federal Reserve Board each have developed programs and facilities, including, among others, the TARP Capital Purchase Program, Dodd-Frank Act and other efforts, designed to increase inter-bank lending, improve funding for consumer receivables and restore consumer and counterparty confidence in the banking sector, as more particularly described in “Item 1. Business—Supervision and Regulation.” The final form of any such programs or initiatives or related legislation cannot be known at this time. There can be no assurance as to the impact that any such initiatives or governmental programs will have on the financial markets, including the high levels of volatility and limited credit availability. The failure of these efforts to stabilize the financial markets, the continuation or worsening of current financial market conditions or unintended long-term consequences of these programs or initiatives could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock and other equity and debt securities.

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

During 2008 and continuing in 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the DIF. In addition, the Dodd-Frank Act has permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. These programs have placed additional stress on the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured depository institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If additional bank or financial institution failures continue or increase, or if the cost of resolving prior failures exceeds expectations, we may be required to pay even higher FDIC premiums than these recently increased levels. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.

Our FDIC insurance related costs were $5.7 million for the year ended December 31, 2010 compared with $7.8 million and $489,000 for the years ended December 31, 2009 and 2008, respectively. We are unable to predict the impact in future periods; including whether and when additional special assessments will occur, in the event the economic crisis continues.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies or financial institutions could cause us to incur increased costs as we evaluate the implications of new rules and respond to new requirements. We continue to evaluate and monitor developments with respect to these new and proposed rules, and we cannot predict or estimate the amount of the additional costs, if any, we may incur or the timing of such costs.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. Many of these provisions are subject to further study, rulemaking, and the discretion of regulatory bodies, such as the Financial Stability Oversight Council, which will regulate the systemic risk of the financial system. While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions with assets over $10 billion, the Dodd-Frank Act also contains many provisions which will affect smaller institutions such as ours in substantial ways. Compliance with the Dodd-Frank Act’s provisions may curtail our revenue opportunities, increase our operating costs, require us to hold higher levels of regulatory capital or liquidity or both or otherwise adversely affect our business or financial results in the future. Our management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations. However, because many aspects of the Dodd-Frank Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company at this time.

Changes in monetary policies may have an adverse effect on our business.

Our results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand or business earnings. See “Item 1—Business-Supervision and Regulation.”

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

Loans secured by real estate have been a large portion of our loan portfolio. At December 31, 2010, this percentage was 62.6% compared to 60.4% at December 31, 2009. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. Although we were not, and are not, involved in subprime lending, the ramifications of the subprime lending crisis and the turmoil in the financial and capital markets that followed have been far-reaching, with real estate values declining and unemployment and bankruptcies rising throughout the nation, including the region we serve. The ability of our borrowers to repay their loans could be adversely impacted by the significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for loan losses. In addition, because multi-family and commercial real estate (“CRE”) loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

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

Risks Associated with Our Common Stock

Our stock price can be volatile.

Investors should carefully consider the risks described in this “Risk Factors” section and the other information in this report, including our consolidated financial statements with related notes and documents incorporated by reference. If any of these risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things: actual or anticipated variations in quarterly results of operations; recommendations by securities analysts; operating and stock price performance of other companies that investors deem comparable to us; news reports relating to trends, concerns and other issues in the financial services industry; perceptions in the marketplace regarding us and/or our competitors; new technology used, or services offered, by competitors; significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; failure to integrate acquisitions or realize anticipated benefits from acquisitions; changes in government regulations; and geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

Our directors and executive officers, as a group, beneficially owned approximately 53% of our outstanding common stock as of February 28, 2011. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our shareholders for approval, including the election of directors. The directors and executive officers may vote to cause us to take actions with which our other shareholders do not agree.

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

Item 1b. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank, a technology and operations center, 90 branches and two subsidiary banks. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties. (See Note (6), “Premises and Equipment, Net” to the Consolidated Financial Statements for further information on the Company’s properties).

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

	Price Range
	High	Low	Cash Dividends Declared
2010
Fourth Quarter	$43.58	$39.70	$0.25
Third Quarter	$41.88	$34.87	$0.25
Second Quarter	$47.15	$36.23	$0.23
First Quarter	$44.20	$35.58	$0.23

2009
Fourth Quarter	$38.95	$35.13	$0.23
Third Quarter	$39.96	$31.47	$0.23
Second Quarter	$45.59	$34.46	$0.22
First Quarter	$53.80	$29.05	$0.22

As of February 28, 2011 there were 333 holders of record of the Common Stock.

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate.

BancFirst Corporation is a legal entity separate and distinct from the Bank, and its ability to pay dividends is substantially dependent upon dividend payments received from the Bank. Various laws, regulations and regulatory policies limit the Bank’s ability to pay dividends to BancFirst Corporation, as well as BancFirst Corporation’s ability to pay dividends to its shareholders. See “Liquidity and Funding” and “Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Description of Business—Supervision and Regulation” and Note (15) of the Notes to Consolidated Financial Statements for further information regarding limitations on the payment of dividends by BancFirst Corporation and the Bank.

Stock Repurchases

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. During the three months ended December 31, 2010, no purchases of the Company’s common stock were made by the Company nor any “affiliated purchaser” (as defined in Rule 10b-18 (a)(3) under the Securities Exchange Act of 1934). At December 31, 2010 there were 543,900 shares remaining that could be repurchased under the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

Performance Graph

The Company performance graph is incorporated by reference from “Company Performance” contained on page A-67 of the attached Appendix.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk” contained on page A-23 through A-24 of the attached Appendix.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of BancFirst Corporation and its subsidiaries, are incorporated by reference from pages A-26 through A-66 of the attached Appendix, and include the following:

a.	Reports of Independent Registered Public Accounting Firm

b.	Consolidated Balance Sheets

c.	Consolidated Statements of Income and Comprehensive Income

d.	Consolidated Statements of Stockholders’ Equity

e.	Consolidated Statements of Cash Flow

f.	Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Treasurer, Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter of 2010 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K will be contained in the 2011 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2011 Proxy Statement under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2011 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2011 Proxy Statement under the caption “Compensation of Directors and Executive Officers” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 201(d) of Regulation S-K will be contained in the 2011 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans” and is hereby incorporated by reference. The information required by Item 403 of Regulation S-K will be contained in the 2011 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K will be contained in the 2011 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2011 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flow for the three years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

The above financial statements are incorporated by reference from pages A-26 through A-66 of the attached Appendix.

(2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

Exhibit Number	Exhibit
3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.9*	Form of Indenture relating to the Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee.

10.1	Ninth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

Exhibit Number	Exhibit
10.3	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.5	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement adopted June 25, 2009 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.6	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment (Code Section 415 Compliance) to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.8	Amendment (Pension Protection Act, HEART Act and the Worker, Retiree, and Employer Recovery Act) to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.9*	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2011	BANCFIRST CORPORATION

/s/ David E. Rainbolt
David E. Rainbolt
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2011.

/s/ H. E. Rainbolt	/s/ David E. Rainbolt
H. E. Rainbolt	David E. Rainbolt
Chairman of the Board	President, Chief Executive Officer and Director
(Principal Executive Officer)	(Principal Executive Officer)

/s/ Dennis L. Brand	/s/ C. L. Craig, Jr.
Dennis L. Brand	C. L. Craig, Jr.
Chief Executive Officer, BancFirst and Director	Director
(Principal Executive Officer)

/s/ William H. Crawford	/s/ James R. Daniel
William H. Crawford	James R. Daniel
Director	Vice Chairman of the Board
(Principal Executive Officer)

/s/ F. Ford Drummond	/s/ K. Gordon Greer
F. Ford Drummond	K. Gordon Greer
Director	Vice Chairman of the Board
(Principal Executive Officer)

/s/ Dr. Donald B. Halverstadt	/s/ William O. Johnstone
Dr. Donald B. Halverstadt	William O. Johnstone
Director	Vice Chairman of the Board
(Principal Executive Officer)

/s/ J. Ralph McCalmont	/s/ Tom H. McCasland, III
J. Ralph McCalmont	Tom H. McCasland, III
Director	Director

/s/ Ronald J. Norick
Ronald J. Norick	Paul B. Odom, Jr.
Director	Director

/s/ Cynthia S. Ross
David Ragland	Cynthia S. Ross
Director	Director

/s/ G. Rainey Williams, Jr.	/s/ Michael K. Wallace
G. Rainey Williams, Jr.	Michael K. Wallace
Director	Director

/s/ Randy Foraker	/s/ Joe T. Shockley, Jr.
Randy Foraker	Joe T. Shockley, Jr.
Executive Vice President and Chief Risk Officer	Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)	(Principal Financial Officer)

APPENDIX A

BancFirst Corporation

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain historical consolidated financial data as of and for the five years ended December 31, 2010. The historical consolidated financial data has been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes included elsewhere in this report.

	At and for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)
Income Statement Data
Net interest income	$142,776	$131,321	$139,107	$148,286	$143,688
Provision for loan losses	2,954	10,389	10,676	3,329	1,790
Noninterest income	69,919	66,864	74,385	71,138	58,424
Noninterest expense	144,095	139,117	135,006	134,446	124,557
Net income	42,309	32,609	44,358	53,093	49,352
Balance Sheet Data
Total assets	$5,060,249	$4,416,115	$3,867,204	$3,743,006	$3,418,574
Securities	746,343	417,172	455,568	467,719	432,910
Total loans (net of unearned interest)	2,811,964	2,738,654	2,757,854	2,487,099	2,325,548
Allowance for loan losses	35,745	36,383	34,290	29,127	27,700
Deposits	4,503,754	3,929,016	3,377,608	3,288,504	2,974,305
Long-term borrowings	34,265	—	—	606	1,339
Junior subordinated debentures	28,866	26,804	26,804	26,804	51,804
Stockholders’ equity	458,594	430,750	413,791	371,962	348,355
Per Common Share Data
Net income—basic	$2.76	$2.13	$2.91	$3.41	$3.14
Net income—diluted	2.70	2.09	2.85	3.33	3.07
Cash dividends	0.96	0.90	0.84	0.76	0.68
Book value	29.84	28.14	27.08	24.44	22.10
Tangible book value	26.19	25.41	24.34	21.66	19.57
Selected Financial Ratios
Performance ratios:
Return on average assets	0.92%	0.78%	1.17%	1.49%	1.46%
Return on average stockholders’ equity	9.45	7.70	11.30	14.66	15.10
Cash dividend payout ratio	34.78	42.25	28.87	22.29	21.73
Net interest spread	3.06	2.97	3.31	3.59	3.80
Net interest margin	3.37	3.42	4.05	4.63	4.75
Efficiency ratio	67.75	70.20	63.24	61.27	61.63
Balance Sheet Ratios:
Average loans to deposits	67.58%	74.57%	78.82%	76.04%	79.19%
Average earning assets to total assets	92.74	92.56	91.23	90.86	90.20
Average stockholders’ equity to average assets	9.74	10.15	10.35	10.18	9.68
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	1.00%	1.46%	0.86%	0.54%	0.51%
Nonperforming and restructured assets to total assets	1.01	1.13	0.72	0.40	0.40
Allowance for loan losses to total loans	1.27	1.33	1.24	1.17	1.19
Allowance for loan losses to nonperforming and restructured loans	127.25	91.06	144.52	215.57	231.41
Net chargeoffs to average loans	0.13	0.30	0.21	0.08	0.09

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis (Dollars in thousands)

	December 31, 2010			December 31, 2009			December 31, 2008
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,761,986	$155,131	5.62%	$2,749,544	$153,059	5.57%	$2,612,553	$172,556	6.59%
Securities—taxable	481,783	12,378	2.57	379,702	13,436	3.54	416,587	16,387	3.92
Securities—tax exempt	36,228	1,913	5.28	38,081	2,151	5.65	38,000	2,214	5.81
Federal funds sold and interest-bearing deposits with banks	982,059	2,474	0.25	695,167	2,241	0.32	385,825	7,864	2.03

Total earning assets	4,262,056	171,896	4.03	3,862,494	170,887	4.42	3,452,965	199,021	5.75

Nonearning assets:
Cash and due from banks	108,440			113,207			138,002
Interest receivable and other assets	261,521			233,885			225,879
Allowance for loan losses	(36,466)			(36,607)			(31,939)

Total nonearning assets	333,495			310,485			331,942

Total assets	$4,595,551			$4,172,979			$3,784,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$612,442	1,404	0.23%	$518,914	1,218	0.23%	$423,773	2,126	0.50%
Savings deposits	1,424,252	12,215	0.86	1,228,697	15,513	1.26	1,100,184	24,945	2.26
Time deposits	838,589	12,462	1.49	885,403	19,777	2.23	834,712	29,313	3.50
Short-term borrowings	3,099	6	0.19	2,883	11	0.38	21,322	458	2.14
Long-term borrowings	3,129	61	1.95	—	—	—	218	9	4.12
Junior subordinated debentures	27,284	1,993	7.30	26,804	1,966	7.33	26,738	1,966	7.33

Total interest-bearing liabilities	2,908,795	28,141	0.97	2,662,701	38,485	1.45	2,406,947	58,817	2.44

Interest-free funds:
Noninterest-bearing deposits	1,211,712			1,054,291			955,847
Interest payable and other liabilities	27,487			32,239			30,537
Stockholders’ equity	447,557			423,748			391,576

Total interest free-funds	1,686,756			1,510,278			1,377,960

Total liabilities and stockholders’ equity	$4,595,551			$4,172,979			$3,784,907

Net interest income		$143,755			$132,402			$140,204

Net interest spread			3.06%			2.97%			3.31%

Net interest margin			3.37%			3.42%			4.05%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2010. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

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

SUMMARY

BancFirst Corporation’s net income for 2010 was $42.3 million, or $2.70 per diluted share, compared to $32.6 million, or $2.09 per diluted share for 2009 and $44.4 million, or $2.85 per diluted share for 2008. The results for 2010, 2009 and 2008 include several one-time items that are more fully described below.

In 2010, net interest income was $142.8 million, compared to $131.3 million in 2009 and $139.1 million in 2008. The Company’s net interest margin was 3.37% for 2010 down 5 basis points from 3.42% in 2009 and down 68 basis points from 4.05% in 2008. The decrease in 2010 was due to the continued low interest rate environment and maturities of higher yielding fixed rate loans and securities partially offset by lower interest expense on deposits. Provision for loan losses was $3.0 million in 2010 compared to $10.4 million in 2009 and $10.7 million in 2008. Noninterest income was $69.9 million in 2010 compared to $66.9 million in 2009 and $74.4 million in 2008, while noninterest expense was $144.1 million in 2010 compared to $139.1 million in 2009 and $135.0 million in 2008.

Total assets at December 31, 2010 were $5.1 billion, up from $4.4 billion at December 31, 2009 and $3.9 billion at December 31, 2008. Total loans at December 31, 2010 were $2.8 billion versus $2.7 billion for 2009 and $2.8 billion for 2008. Total deposits increased to $4.5 billion from $3.9 billion for 2009 and $3.4 billion for 2008. The Company’s liquidity remains strong as its average loan-to-deposit ratio was 67.6% for 2010, compared to 74.6% for 2009 and 78.8% for 2008. Stockholders’ equity was $458.6 million, an increase of $27.8 million over a year ago, compared to $430.8 million for 2009 and $413.8 million for 2008. Average stockholders’ equity to average assets was 9.74% at December 31, 2010, compared to 10.15% at December 31, 2009 and 10.35% at December 31, 2008. The Company’s borrowings included no brokered deposits at December 31, 2010, 2009 or 2008.

Asset quality improved somewhat in 2010 after deteriorating from 2007 through 2009, as measured by a ratio of nonperforming and restructured assets to total assets of 1.01% for the year ended December 31, 2010, compared to 1.13% at December 31, 2009 and 0.72% at December 31, 2008. The allowance for loan losses equaled 127.2% of nonperforming and restructured loans at December 31, 2010, versus 91.1% at the end of 2009 and 144.5% at the end of 2008. Net charge-offs to average loans for 2010 decreased to 0.13%, compared to 0.30% for 2009 and 0.21% for 2008. The allowance for loan losses as a percentage of total loans was 1.27% in 2010 compared to 1.33% in 2009 and 1.24% in 2008.

The earnings of the Company in 2010 were affected primarily by the continued low interest rate environment which resulted in a slightly lower net interest margin partially offset by growth in earning assets and lower provisions for loan losses.

On December 15, 2010, the Company completed the acquisition of OK Bancorporation, Inc., and its subsidiary bank, The Okemah National Bank. At acquisition, The Okemah National Bank had approximately $73 million in total assets, $32 million in loans, $62 million in deposits, and $9 million in equity capital. The bank will operate as The Okemah National Bank until it is merged into BancFirst, which is expected to be during the fourth quarter of 2011. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On December 10, 2010, the Company completed the acquisition of Exchange Bancshares of Moore, Inc., and its subsidiary bank, Exchange National Bank of Moore. At acquisition, Exchange National Bank of Moore had approximately $147 million in total assets, $47 million in loans, $116 million in deposits, and $10 million in equity capital. The bank will operate as Exchange National Bank of Moore until it is merged into BancFirst, which is expected to be during the second quarter of 2011. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On October 8, 2010, the Company completed the acquisition of Union National Bancshares, Inc., and its subsidiary bank, Union Bank of Chandler with offices in Chandler and Tulsa, Oklahoma. At acquisition, Union Bank of Chandler had approximately $134 million in total assets, $90 million in loans, $117 million in deposits, and $15 million in equity capital. Union Bank of Chandler operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on November 12, 2010. The acquisition did not have a material effect on the Company’s consolidated financial statements.

The Company recorded a total of $13.3 million of goodwill and core deposit intangibles as a result of the three acquisitions above. The combined acquisitions added approximately $371 million in total assets, $169 million in loans and $295 million in deposits. The effects of these acquisitions are included in the consolidated financial statements of the Company from the date of acquisition forward. The Company does not believe these acquisitions, individually or in aggregate are material to the Company’s consolidated financial statements.

Effective as of June 30, 2010, the Company ceased participation in the Transaction Account Guarantee Program (“TAGP”) for extended coverage of noninterest-bearing transaction deposit accounts. Accordingly, the standard insurance amount of $250,000 was in effect for the Company’s deposit accounts through December 31, 2010. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

On April 1, 2010, the Company’s insurance agency BancFirst Insurance Services, Inc., formerly known as Wilcox, Jones & McGrath, Inc., completed its acquisition of RBC Agency, Inc., which has offices in Shawnee and Stillwater. BancFirst Insurance Services, Inc. has offices in Oklahoma City, Tulsa, Lawton and Muskogee. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. As of December 31, 2010, the Company had approximately $56.3 million of student loans remaining in the loan portfolio.

On December 8, 2009, the Company completed the acquisition of First Jones Bancorporation. On November 30, 2009, First State Bank, Jones, the subsidiary bank, had approximately $36 million in assets, $31 million in deposits, and $4.5 million in equity capital. First State Bank, Jones operated as a subsidiary of

BancFirst Corporation until it was merged into BancFirst in early March 2010. The acquisition enhanced the presence of BancFirst in eastern Oklahoma County. The acquisition did not have a material effect on the Company’s consolidated financial statements.

In November 2009, the Federal Deposit Insurance Corporation (“FDIC”) issued a rule that required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In December 2009, the Company paid $20.2 million in prepaid risk-based assessments, which included $1.2 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. Prepaid deposit insurance of approximately $15.0 million and $19.0 million was included in other assets in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively.

On May 22, 2009 the FDIC increased deposit insurance premiums and imposed a Special Assessment on member financial institutions that was based on June 30, 2009 assets less tier one capital. These increases caused the Company’s noninterest expense to increase in 2009. The amount of $1.9 million was expensed on June 30, 2009.

In November 2008 the Company announced it would not accept funds from the U.S. Treasury’s Capital Purchase Program due to current capital levels that exceeded well-capitalized guidelines and the potential for additional governmental regulation related to the program. The Company also did not elect to participate in the Debt Guarantee Program for newly issued senior unsecured debt. The Company did elect to participate in the Transaction Account Guarantee Program for extended coverage on noninterest-bearing transaction deposit accounts at a cost of 10 basis points per assessable deposits. The Company ceased participation in the TAGP on June 30, 2010.

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

Management performs an analysis of the Company’s tax positions annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of eight to eighteen years. Goodwill is not amortized. At least annually in the fourth quarter, intangible assets are reviewed for reassessment of useful lives and goodwill is evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the income statement.

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

The evaluation of intangible assets and goodwill for the years ended December 31, 2010, 2009 and 2008 resulted in no material impairments.

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

Future Application of Accounting Standards

See Note (1) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Segment Information

See Note (22) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s operating business segments.

RESULTS OF OPERATIONS

Net Interest Income

In 2010, net interest income, which is the Company’s principal source of operating revenue, increased $11.4 million to $142.8 million compared to a decrease of $7.8 million in 2009, and a decrease of $9.2 million in 2008. The net interest margin on a taxable equivalent basis for 2010 was 3.37%, compared to 3.42% for 2009 and 4.05% for 2008. Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2010 and 2009. Lower deposit rates in 2010 resulted in a positive rate variance partially offset by higher deposit volumes. For 2009, declining loan rates resulted in a significant decrease in net interest income. If interest rates and/or loan volume do not increase, management expects continued compression of its net interest margin in 2011.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2010			Change in 2009
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$2,072	$184	$1,888	$(19,485)	$7,938	$(27,423)
Investments—taxable	(1,058)	3,486	(4,544)	(2,875)	(1,496)	(1,379)
Investments—tax exempt	(238)	(151)	(87)	(66)	3	(69)
Interest-bearing deposits with banks and Federal funds sold	232	924	(692)	(5,708)	(2,284)	(3,424)

Total interest income	1,008	4,443	(3,435)	(28,134)	4,161	(32,295)

Interest Expense:
Transaction deposits	186	206	(20)	(1,939)	(1,643)	(296)
Savings deposits	(3,333)	(2,861)	(472)	(3,343)	3,437	(6,780)
Time deposits	(7,314)	4,559	(11,873)	(14,594)	6,404	(20,998)
Short-term borrowings	(5)	(3)	(2)	(447)	(389)	(58)
Long-term borrowings	95	69	26	(9)	(9)	—
Junior subordinated debentures	27	35	(8)	—	5	(5)

Total interest expense	(10,344)	2,005	(12,349)	(20,332)	7,805	(28,137)

Net interest income	$11,352	$2,438	$8,914	$(7,802)	$(3,644)	$(4,158)

(1)	Changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

The following interest rate sensitivity analysis measures the sensitivity of the Company’s net interest margin to changes in interest rates by analyzing the repricing relationship between its earning assets and interest-bearing liabilities. This analysis is limited by the fact that it presents a static position as of a single day and is not necessarily indicative of the Company’s position at any other point in time, and does not take into account the sensitivity of rates of specific assets and liabilities to changes in market rates. The Company’s approach to managing the interest sensitivity gap limits risk while taking advantage of the Company’s stable core deposit base and the historical existence of a positively sloped yield curve.

The Analysis of Interest Rate Sensitivity presents the Company’s earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 2010. The Company’s cumulative negative gap position in the one year interval decreased to $621 million at December 31, 2010 from $713 million at December 31, 2009, and decreased as a percentage of total earning assets to 13.2% from 17.4% for the years ended December 31, 2010 and 2009, respectively. This negative gap position assumes that the Company’s core savings and transaction deposits are immediately rate sensitive. In a falling rate or sustained low rate environment, the benefit of the Company’s noninterest-bearing funds is decreased, resulting in a decrease in the Company’s net interest margin over time.

ANALYSIS OF INTEREST RATE SENSITIVITY

December 31, 2010

	Interest Rate Sensitive		Noninterest Rate Sensitive
	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
EARNING ASSETS
Loans	$483,679	$566,148	$1,179,897	$582,240	$2,811,964
Securities	106,935	260,936	190,596	187,876	746,343
Federal funds sold and interest-bearing deposits	1,152,227	—	—	—	1,152,227

Total	$1,742,841	$827,084	$1,370,493	$770,116	$4,710,534

FUNDING SOURCES
Noninterest-bearing demand deposits (1)	$—	$—	$—	$996,236	$996,236
Savings and transaction deposits	2,280,008	—	—	—	2,280,008
Time deposits of $100 or more	254,118	151,405	3,946	—	409,469
Time deposits under $100	293,821	196,585	5,290	150	495,846
Short-term borrowings	7,250	—	—	—	7,250
Long-term borrowings	—	7,906	26,359	—	34,265
Junior subordinated debentures	—	—	—	28,866	28,866
Stockholders’ equity	—	—	—	458,594	458,594

Total	$2,835,197	$355,896	$35,595	$1,483,846	$4,710,534

Interest sensitivity gap	$(1,092,356)	$471,188	$1,334,898	$(713,730)
Cumulative gap	$(1,092,356)	$(621,168)	$713,730	$—
Cumulative gap as a percentage of total earning assets	(23.2)%	(13.2)%	15.2%	—%

(1)	Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders’ equity.

Provision for Loan Losses

The provision for loan losses was $3.0 million for 2010, compared to $10.4 million for 2009 and $10.7 million for 2008. During 2010, credit quality generally stabilized as previously identified problem loans were moved to other real estate owned while potential problem loans decreased. In 2009, credit quality deteriorated with higher levels of potential problem loans and nonperforming loans resulting in an additional provision for loan losses. In 2008, the increase was due to the deterioration of the credit quality of a small number of specific loans resulting from declining collateral values and to a lesser extent, nonperformance. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Net loan charge-offs were $3.6 million for 2010, compared to $8.3 million for 2009 and $5.5 million for 2008. The net charge-offs equated to 0.13%, 0.30% and 0.21% of average loans for 2010, 2009 and 2008, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans.”

Noninterest Income

Noninterest income was $69.9 million in 2010 versus $66.9 million in 2009 and $74.4 million in 2008. Total noninterest income increased $3.0 million in 2010, an increase of 4.5%. This compares to a decrease of $7.5 million, or 10.1%, in 2009. Noninterest income was higher in 2010 due to higher service charge revenues and higher insurance commissions partially offset by lower cash management fee revenues. Core noninterest income was up in 2009 due to increases in commercial deposit income and sales of mortgage loans and student loans offset by lower cash management revenues. Results for 2008 included one-time items totaling $9.1 million before taxes including pretax gains of approximately $1.8 million from the Company’s interest in the Visa initial public offering, $6.1 million on the sale of securities, and $1.2 million on the sale of an asset. The Company’s fee income has increased in each of the last five years due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth.

Service charges on deposits have increased as a result of growth in deposit accounts and overdraft fee revenue combined with the lower earnings credit on deposit balances.

The Company had income from check card usage totaling $12.8 million, $10.8 million and $9.8 million for the years 2010, 2009 and 2008, respectively. The recently enacted Dodd-Frank Act has given the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. Because of the uncertainty as to any future rulemaking by the Federal Reserve, the Company cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of income from check card usage reported in future periods.

The Company recognized a net gain on the sale of securities of $324,000 in 2010, compared to a gain of $336,000 in 2009 and a gain of $6.9 million in 2008. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. The Company has the ability and intent to hold securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost. The net gain on sale of securities in 2008 was primarily due to the sale of U.S. Treasuries and simultaneous purchase of senior GSE debt.

The Company earned $2.9 million on the sale of loans in 2010 compared to $2.8 million in 2009 and $2.1 million in 2008. The activity in the secondary market for mortgage loans increased during 2010 and 2009 due to a large number of refinancings in the historically low interest rate environment. The final sale of student loans occurred in 2010 while activity in student loans was up slightly in 2009 due to less local competition in the market. Student loan activity ceased during 2010 when Congress passed student loan reform legislation centralizing student lending in a governmental agency, which eliminated guaranteed student lending by financial institutions.

Noninterest Expense

Total noninterest expense increased by $5.0 million, or 3.6% to $144.1 million in 2010. This compares to increases of $4.1 million, or 3.0%, for 2009, and $560,000, or 0.4%, for 2008. Noninterest expense rose in 2010 due to higher benefit and acquisition costs partially offset by lower FDIC insurance costs. The increase in noninterest expense in 2009 was primarily due to the FDIC special assessment and higher deposit insurance premium totaling $7.3 million which was partially offset by a $1.8 million reduction in loan origination expense and $900,000 in lower salaries and employee benefits.

During 2009 and 2008, in response to the higher noninterest expense and lower operating margins, the Company implemented a salary freeze for all non-exempt employees along with suspension of branch expansion. These measures were relaxed during 2010.

Income Taxes

Income tax expense totaled $23.3 million in 2010, compared to $16.1 million in 2009 and $23.5 million for 2008. Income tax expense declined in 2009 due to lower pretax income. The effective tax rates for 2010, 2009 and 2008 were 35.5%, 33.0% and 34.6%, respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits, and state tax expense. The Company had approximately $1.5 million of Federal tax credits that were fully utilized during 2010, which was the final year for these credits.

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

FINANCIAL POSITION

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and other amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the Federal funds market that has resulted in near zero overnight fed funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

The amount of cash, Federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing, and the Company’s requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and Federal funds sold increased $203.8 million in 2010, increased $587.4 million in 2009 and decreased $141.4 million in 2008. The increases in 2010 and 2009 were primarily due to increased deposits.

Securities

For the year ended December 31, 2010, total securities increased $329.2 million to $746.3 million, an increase of 78.9%. This compares to a decrease of $38.4 million, or 8.4%, in 2009 and $12.2 million, or 2.6%, in 2008. For the year ended December 31, 2010, securities increased due to acquisitions and higher pledging requirements for public deposits. Securities available for sale represented 97.1% of the total securities portfolio at December 31, 2010, compared to 92.9% at December 31, 2009 and 92.4% at December 31, 2008. Securities available for sale had a net unrealized gain of $13.0 million at December 31, 2010, compared to a net unrealized gain of $16.9 million at December 31, 2009 and a net unrealized gain of $22.6 million at December 31, 2008. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $8.5 million, $11.0 million and $14.7 million for December 31, 2010, 2009 and 2008 respectively.

SECURITIES

	December 31
	2010	2009	2008
	(Dollars in thousands)
Held for Investment (at amortized cost)
U.S. Treasury, other Federal agencies and mortgage-backed securities	$1,207	$1,446	$1,855
States and political subdivisions	20,804	28,350	32,613

Total	$22,011	$29,796	$34,468

Estimated market value	$22,640	$30,736	$34,975

Available for Sale (at estimated market value)
U.S. Treasury, other Federal agencies and mortgage-backed securities	$646,665	$346,837	$372,667
States and political subdivisions	64,210	9,625	11,722
Other securities	13,457	30,914	36,711

Total	$724,332	$387,376	$421,100

Total Securities	$746,343	$417,172	$455,568

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. As of December 31, 2010, the Company had net unrealized gains largely due to decreases in market interest rates from the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date or if market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Furthermore, as of December 31, 2010, management also had the ability and intent to hold all securities classified as available for sale with an unrealized loss for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2010, management believes the impairments were temporary and no material impairment loss was realized in the Company’s consolidated income statement. At December 31, 2010, 2009 and 2008, the Company held Class A shares in the Federal Home Loan Bank of Topeka, Kansas. The book value at December 31, 2010, 2009 and 2008 was $2.5 million, $1.0 million and $5.7 million, respectively. The value of the stock was not considered to be impaired.

MATURITY DISTRIBUTION OF SECURITIES

The following maturity distribution of securities table summarizes the weighted average maturity and weighted average taxable equivalent yields of the securities portfolio at December 31, 2010. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represent 82.4% of the total portfolio.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
U.S. Treasury and other federal agencies	$41	2.72%	$661	4.02%	$504	6.02%	$1	2.40%	$1,207	4.83%
State and political subdivisions	5,720	5.31	12,782	5.27	2,302	6.50	—	—	20,804	5.42

Total	$5,761	5.29	$13,443	5.21	$2,806	6.41	$1	2.40	$22,011	5.38

Percentage of total	26.2%		61.0%		12.8%		—%		100.0%

Available for Sale
U.S. Treasury and other federal agencies	$359,795	1.17%	$208,869	3.85%	$26,003	1.32%	$51,998	1.08%	$646,665	2.03%
State and political subdivisions	2,693	3.40	24,715	3.18	24,857	4.22	11,945	6.10	64,210	4.13
Other securities	—	—	79	17.35	—	—	13,378	6.98	13,457	7.05

Total	$362,488	1.18	$233,663	3.78	$50,860	2.74	$77,321	2.88	$724,332	2.31

Percentage of total	50.0%		32.3%		7.0%		10.7%		100.0%

Total securities	$368,249	1.25%	$247,106	3.87%	$53,666	2.94%	$77,322	2.88%	$746,343	2.41%

Percentage of total	49.3%		33.1%		7.2%		10.4%		100.0%

 * Yield on a taxable equivalent basis

Loans

The Company has historically generated loan growth from both internal originations and acquisitions. Total loans increased $73.3 million to $2.8 billion, an increase of 2.7%, in 2010 compared to a decrease of $19.2 million, or 0.7%, in 2009 and an increase of $270.8 million, or 10.9%, in 2008. Loans increased in 2010 due to bank acquisitions offset by the sale of the student loan portfolio. Loans declined slightly in 2009 due to the slowing regional economy.

Composition

The Company’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in light manufacturing, retail and service industries. Consumer loans were comprised primarily of loans to individuals for automobiles. Student loans have decreased to $56.3 million at December 31, 2010 down from $148.2 million at December 31, 2009 and $131.2 million at December 31, 2008. On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. The Company sold all student loans held for sale of $144.5 million in October 2010. The Company did not have any credit card receivables at year end 2010, 2009 or 2008.

Loans secured by real estate including farmland, multifamily, commercial, one to four family housing and construction and development loans, have been a large portion of the Company’s loan portfolio. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards.

LOANS BY CATEGORY

	December 31,
	2010		2009		2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$777,576	27.65%	$733,386	26.76%	$726,602	26.35%	$711,124	28.59%	$621,675	26.73%
Real estate—construction	230,367	8.19	201,704	7.37	246,269	8.93	222,820	8.96	223,561	9.61
Real estate—one to four family	608,786	21.65	569,592	20.80	543,183	19.70	513,969	20.67	516,727	22.22
Real estate—farmland, multifamily and commercial	921,958	32.79	881,495	32.19	905,862	32.84	768,451	30.89	705,452	30.34
Consumer	273,277	9.72	352,477	12.88	335,938	12.18	270,735	10.89	258,133	11.10

Total	$2,811,964	100.00%	$2,738,654	100.00%	$2,757,854	100.00%	$2,487,099	100.00%	$2,325,548	100.00%

MATURITY AND RATE SENSITIVITY OF LOANS

The following table presents the Maturity and Rate Sensitivity of Loans at December 31, 2010, for commercial, financial and other loans, and real estate loans, excluding one to four family residential loans and consumer loans. Approximately 46% of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, approximately 62% of the commercial real estate and other commercial loans had adjustable interest rates at December 31, 2010.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and other	$454,263	$287,956	$35,357	$777,576
Real estate—construction	159,574	57,705	13,088	230,367
Real estate—farmland, multifamily and commercial
(excluding loans secured by 1 to 4 family residential properties)	271,002	382,280	268,676	921,958

Total	$884,839	$727,941	$317,121	$1,929,901

Loans with predetermined interest rates	$340,481	$337,556	$63,020	$741,057
Loans with adjustable interest rates	544,358	390,385	254,101	1,188,844

Total	$884,839	$727,941	$317,121	$1,929,901

Percentage of total	45.9%	37.7%	16.4%	100.0%

During 2009 the Company set rate floors. At December 31, 2010 approximately 74% of the floating rate loan portfolio was at the floor rate. Short-term rates would have to increase approximately 100 basis points before the Company’s loan portfolio would experience a measurable increase in yield.

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Assets

During 2010, nonperforming and restructured assets increased $1.4 million to $51.3 million, an increase of 2.9%. This compares to an increase of $22.1 million to $49.8 million, or 79.8%, in 2009 and an increase of $12.6 million to $27.7 million, or 83.8%, in 2008. The slight increase in 2010 was due primarily to acquisitions while the increase in 2009 and 2008 resulted from nonperformance on loans of several commercial customers. Nonperforming and restructured loans as a percentage of total loans was 1.00% at December 31, 2010, compared to 1.46% at December 31, 2009 and 0.86% at December 31, 2008.

Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Nonaccrual loans decreased $10.4 million to $26.7 million, a decrease of 28.1%, in 2010, compared to an increase of $15.8 million or 73.9% in 2009 and an increase of $9.8 million or 84.6% in 2008. Total interest income which was not accrued on nonaccrual loans outstanding was approximately $1.0 million at December 31, 2010 and $1.4 million at December 31, 2009 and 2008. Only a small amount of this interest is expected to be ultimately collected. Net interest income for 2010 included nonrecurring interest income of $1.3 million.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although in a weakening economy, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for loan losses. At December 31, 2010, the allowance for loan losses as a percentage of nonperforming and restructured loans was 127.3%, compared to 91.1%, at the end of 2009 and 144.5% at the end of 2008.

At December 31, 2010, other real estate owned and repossessed assets increased to $23.2 million from $9.9 million at December 31, 2009 and $4.0 million at December 31, 2008. The increase during 2010 was due to two commercial loans that were previously on nonaccrual that were transferred to other real estate owned. Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair market values based upon appraisals, less estimated costs to sell. Writedowns arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for loan losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense.

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2010	2009	2008	2007	2006
		(Dollars in thousands)
Past due over 90 days and still accruing	$1,096	$853	$1,346	$823	$1,884
Nonaccrual	26,701	37,133	21,359	11,568	9,371
Restructured	294	1,970	1,022	1,121	715

Total nonperforming and restructured loans	28,091	39,956	23,727	13,512	11,970
Other real estate owned and repossessed assets	23,179	9,881	3,997	1,568	1,675

Total nonperforming and restructured assets	$51,270	$49,837	$27,724	$15,080	$13,645

Nonperforming and restructured loans to total loans	1.00%	1.46%	0.86%	0.54%	0.51%

Nonperforming and restructured assets to total assets	1.01%	1.13%	0.72%	0.40%	0.40%

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. BancFirst had approximately $60.3 million, $73.6 million and $66.8 million of these loans at December 31, 2010, 2009 and 2008, respectively, which were not included in nonperforming and restructured assets. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Allowance for Loan Losses

The allowance for loan losses reflects management’s estimate of loss incurred in the Company’s loan portfolio through the balance sheet date. The allowance and its adequacy is determined through consideration of many factors, including past loan loss experience, current evaluations of known impaired loans, levels of adversely classified loans, general economic conditions and other environmental factors. The Company’s methodology causes an increase in the reserve upon identification of a potential problem loan. The process of evaluating the adequacy of the allowance for loan losses necessarily involves the exercise of judgment and consideration of numerous subjective factors existing at year end. Accordingly, there can be no assurance that the estimate of incurred losses will not change as economic and environmental factors change from that date. Furthermore, in the future, additional loan loss provisions will be required for future losses as they occur. At December 31, 2010, the Company’s allowance for loan losses represented 1.27% of total loans, compared to 1.33% at December 31, 2009 and 1.24% at December 31, 2008. The overall credit portfolio generally stabilized and net charge-offs declined in 2010. In 2009 and 2008, the Company’s loan portfolio began to experience some isolated credit issues with several customers due primarily to a decline in collateral values and to a lesser extent, nonperformance. If deterioration in the national economy and the credit markets continues, it would be reasonable to expect that the allowance for loan losses would increase in future periods.

Notwithstanding the foregoing, the Company’s recent net charge-off experience continued to remain low compared to the banking industry at both the state and national levels. In 2010, the Company recognized $3.6 million of net charge-offs, which represented 0.13% of average loans, compared to $8.3 million, or 0.30% for 2009 and $5.5 million, or 0.21%, for 2008.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$36,383	$34,290	$29,127	$27,700	$27,517

Charge-offs:
Commercial	(584)	(4,940)	(1,901)	(455)	(1,383)
Real estate	(2,851)	(2,182)	(3,326)	(1,304)	(778)
Consumer	(689)	(1,008)	(897)	(888)	(1,226)
Other	(56)	(823)	(151)	(36)	(94)

Total charge-offs	(4,180)	(8,953)	(6,275)	(2,683)	(3,481)

Recoveries:
Commercial	151	172	187	200	277
Real estate	141	137	118	203	686
Consumer	185	252	221	312	342
Other	111	96	236	66	59

Total recoveries	588	657	762	781	1,364

Net charge-offs	(3,592)	(8,296)	(5,513)	(1,902)	(2,117)
Provision charged to operations	2,954	10,389	10,676	3,329	1,790
Additions from acquisitions	—	—	—	—	510

Balance at end of period	$35,745	$36,383	$34,290	$29,127	$27,700

Average loans	$2,761,986	$2,749,544	$2,612,553	$2,364,618	$2,321,459

Total loans	$2,811,964	$2,738,654	$2,757,854	$2,487,099	$2,325,548

Net charge-offs to average loans	0.13%	0.30%	0.21%	0.08%	0.09%

Allowance to total loans	1.27%	1.33%	1.24%	1.17%	1.19%

Allocation of the allowance by category of loans:
Commercial, financial and other	$10,558	$9,789	$9,520	$8,453	$7,364
Real estate—construction	3,884	3,447	3,231	3,261	2,939
Real estate—mortgage	18,060	18,533	17,421	14,269	14,121
Consumer	3,243	4,614	4,118	3,144	3,276

Total	$35,745	$36,383	$34,290	$29,127	$27,700

Percentage of loans in each category to total loans:
Commercial, financial and other	29.54%	26.90%	27.76%	29.02%	26.58%
Real estate—construction	10.86	9.47	9.42	11.20	10.61
Real estate—mortgage	50.52	50.95	50.81	48.99	50.98
Consumer	9.08	12.68	12.01	10.79	11.83

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $56.2 million, $41.8 million and $41.8 million at December 31, 2010, 2009 and 2008, respectively. The increase in 2010 was due to the acquisition of an insurance agency and three community banks. The value of these intangible assets and goodwill was not considered to be impaired. Other assets at December 31, 2010 include $55.1 million of cash surrender value of life insurance from life insurance companies with satisfactory credit ratings and $15.0 million of prepaid FDIC deposit insurance premium. Other assets at December 31, 2009 include $46.4 million of cash surrender value of life insurance from life insurance companies with satisfactory credit ratings and $19.0 million of prepaid FDIC deposit insurance premium.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions, and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can, to a limited extent, affect its level of deposits. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. In addition to deposits, short-term borrowings comprised primarily of Federal funds purchased and repurchase agreements provide additional funding sources. The Company does not utilize brokered CDs and currently does not rely heavily on long-term borrowings. The Company could also utilize the sale of loans, securities, and liquidation of other assets as sources of liquidity and funding.

Total deposits increased $575 million to $4.5 billion, an increase of 14.6% in 2010, compared to an increase of $551 million or 16.3%, in 2009, and $89 million, or 2.7%, in 2008. The increase in deposits during 2010 was due to acquisitions and internal growth while the increase in 2009 was largely due to approximately $450 million in overnight sweep funds that moved into interest-bearing transaction accounts due to low interest rates on money market funds. Demand deposits as a percentage of total deposits averaged 29.7% in 2010, 28.5% in 2009 and 28.8% in 2008. The Company’s core deposits provide it with a stable, low-cost funding source. Core deposits averaged 90.4%, 89.3% and 89.7% of total deposits in 2010, 2009 and 2008, respectively. Some of the deposits which migrated from overnight sweep funds may move back into money market funds or to other depository institutions if interest rates rise.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(Dollars in thousands)
Average Balances
Demand deposits	$1,211,712	$1,054,291	$955,847	$877,474	$874,013
Interest-bearing transaction deposits	612,442	518,914	423,773	398,786	428,620
Savings deposits	1,424,252	1,228,697	1,100,184	1,048,935	884,714
Time deposits under $100	446,799	504,931	492,651	486,089	499,293

Total core deposits	3,695,205	3,306,833	2,972,455	2,811,284	2,686,640
Time deposits of $100 or more	391,790	395,438	342,061	298,316	255,959

Total deposits	$4,086,995	$3,702,271	$3,314,516	$3,109,600	$2,942,599

Percentage of Total Average Deposits and Average Rates Paid

	2010		2009		2008		2007		2006
	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Demand deposits	29.65%		28.47%		28.84%		28.22%		29.70%
Interest-bearing transaction deposits	14.99	0.23%	14.02	0.23%	12.79	0.50%	12.83	0.75%	14.57	0.81%
Savings deposits	34.85	0.86	33.19	1.26	33.19	2.21	33.73	3.81	30.06	3.43
Time deposits under $100	10.93	1.49	13.64	2.26	14.86	3.52	15.63	4.47	16.97	3.85

Total core deposits	90.42		89.32		89.68		90.41		91.30
Time deposits of $100 or more	9.58	1.49	10.68	2.19	10.32	3.67	9.59	4.71	8.70	4.13

Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%

Average rate paid on interest-bearing deposits		0.91%		1.36%		2.39%		3.52%		3.07%

At December 31, 2010, 76.7% of its time deposits of $100,000 or more mature in one year or less.

MATURITY OF CERTIFICATES OF DEPOSIT

December 31, 2010
(In thousands)
$100,000 or More
Three months or less	$125,755
Over three months through six months	77,855
Over six months through twelve months	110,357
Over twelve months	95,503

Total	$409,470

Short-term borrowings, consisting primarily of Federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $7.2 million at December 31, 2010, compared to $100,000 at December 31, 2009 and $12.9 million at December 31, 2008.

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages, are pledged as collateral for the borrowings under the line of credit. The Company had no FHLB borrowings as of December 31, 2009. As of December 31, 2010, the Company had the ability to draw up to $44.3 million on the FHLB line of credit with approximately $19.8 million in advances outstanding due to acquisitions. On October 8, 2010, the Company completed the acquisition of Union National Bancshares, Inc., and its subsidiary bank, Union Bank of Chandler, which had $765,000 in FHLB advances outstanding as of that date. On December 10, 2010, the Company completed the acquisition of Exchange Bancshares of Moore, Inc., and its subsidiary bank, Exchange National Bank of Moore, which had $19 million in FHLB advances outstanding as of this date. The advances mature at varying dates through 2014 and had rates between 1.7% and 4.3% at December 31, 2010.

On December 13, 2010, the Company borrowed $14.5 million from a commercial bank for a three year term. The loan has an interest rate of 3% per annum, payable quarterly on the first day of March, June,

September and December until the maturity date of November 30, 2013, at which time the entire unpaid balance including all accrued and unpaid interest would be due and payable. A scheduled principal reduction payment will be made on or before November 30, 2011 and November 30, 2012 equal to 25% of the unpaid principal amount outstanding. The loan may be prepaid in whole or in part without fee or penalty at any time. The proceeds were used to fund a portion of the Company’s recent acquisitions.

Historically, the Bank is more liquid than its peers. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2011, the Bank had approximately $43.1 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2010, the Bank declared four common stock dividends totaling $14.8 million and two preferred stock dividends totaling $1.9 million.

Capital Resources

Stockholders’ equity totaled $459 million at December 31, 2010, compared to $431 million at December 31, 2009 and $414 million at December 31, 2008. Stockholders’ equity has continued to increase due to net earnings retained, stock option exercises, and unrealized gains on securities, partially offset by common stock repurchases, dividends and unrealized losses on securities. The Company’s average equity capital ratio for 2010 was 9.74%, compared to 10.15% for 2009 and 10.35% for 2008. At December 31, 2010, the Company’s leverage ratio was 8.39%, its Tier 1 capital ratio was 13.53%, and its total risk-based capital ratio was 14.68%; compared to minimum requirements of 3%, 4% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels.

See Note (15) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase shares of the Company’s common stock. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2010 there were 543,900 shares remaining that could be repurchased under the SRP. For the year ended December 31, 2010 the Company repurchased 16,500 shares of its common stock for $605,400 or an average price of $36.69 per share under the SRP and for the year ended December 31, 2008, the Company repurchased 40,000 shares of its common stock for $1.63 million or an average price of $40.70 per share under the SRP. No shares were repurchased in 2009.

In January 2004, BancFirst Corporation established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of BFC II. In February 2004, BFC II issued $25 million of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Cumulative Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1 million in Cumulative Trust Preferred Securities through the execution of an over-allotment option. The proceeds from the sale of the Cumulative Trust Preferred Securities and the common securities of BFC II were invested in $26.8 million of 7.20% Junior Subordinated Debentures of BancFirst Corporation. Interest payments on the $26.8 million of 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the $26.8 million of 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Cumulative

Trust Preferred Securities represent an undivided interest in the $26.8 million of 7.20% Junior Subordinated Debentures and are guaranteed by BancFirst Corporation. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock. In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Cumulative Trust Preferred Securities were callable at par, in whole or in part, after March 31, 2009.

In October 2010, BancFirst Corporation acquired Union National Statutory Trust I (“UNST I”), a trust formed under the Delaware Business Trust Act, from the merger of Union National Bancshares, Inc. BancFirst Corporation owns all of the common securities of UNST I. The trust had issued $2 million of aggregate liquidation amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Deferrable Interest Debentures”) to other investors. The proceeds from the sale of the Deferrable Interest Debentures and the common securities of UNST I were invested in $2.1 million of Junior Subordinated Debentures of Union National Bancshares, Inc., which were assumed by BancFirst Corporation as a result of the merger. Interest payments on the $2.1 million of Junior Subordinated Debentures are payable March 15, June 15, September 15 and December 15 of each year. The interest rate on the $2.1 million of Junior Subordinated Debentures was set at 6.5% through March 2011 at which time the rate would switch to three-month LIBOR plus 165 basis points. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the $2.1 million of Junior Subordinated Debentures is March 15, 2036, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Deferrable Interest Debentures represent an undivided interest in the $2.1 million of Junior Subordinated Debentures and are guaranteed by BancFirst Corporation. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock. In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Deferrable Interest Debentures were callable at par, in whole or in part, after March 15, 2011.

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2011.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

CONTRACTUAL OBLIGATIONS

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations, by payment due period, as of December 31, 2010.

	Payment Due By Period
	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years	Indeterminate Maturity	Totals
			(Dollars in Thousands)
Junior subordinated debentures (1)	$2,025	$3,942	$3,942	$64,287	$—	$74,196
Operating lease payments	749	794	200	626	—	2,369
Long-term borrowings	7,906	22,359	4,000	—	—	34,265
Certificates of deposit	703,099	158,585	43,314	317	—	905,315

Total contractual cash obligations	$713,779	$185,680	$51,456	$65,230	$—	$1,016,145

(1)	Includes principal and interest.

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

As of December 31, 2010, the model simulations projected that a 100 and 200 basis point increase would result in positive variances in net interest income of 3.81% and 8.88%, respectively, relative to the base case, over the next 12 months. Conversely, the model simulation projected that a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 2.24% relative to the base case, over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2010 was considered to be remote given prevailing interest rate levels.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2010.

	Avg Rate	Expected Maturity / Principal Repayments at December 31,						Balance	Fair Value
		2011	2012	2013	2014	2015	Thereafter
	(Dollars in thousands)
Interest Sensitive Assets
Loans	5.62%	$1,728,918	$455,527	$390,747	$88,791	$82,489	$65,492	$2,811,964	$2,791,741
Securities	2.35	368,249	119,324	36,999	27,945	62,838	130,988	746,343	746,972
Federal funds sold and interest- bearing deposits	0.25	1,152,227	—	—	—	—	—	1,152,227	1,149,766
Interest Sensitive Liabilities
Savings and transaction deposits	0.67	3,598,439	—	—	—	—	—	3,598,439	3,604,060
Time deposits	1.49	703,099	123,830	34,755	24,184	19,130	317	905,315	910,122
Short-term borrowings	0.14	7,250	—	—	—	—	—	7,250	7,250
Long-term borrowings	3.90	7,906	9,013	13,346	4,000	—	—	34,265	33,520
Junior subordinated debentures	7.44	—	—	—	—	—	28,866	28,866	31,010
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	1,095
Letters of credit		—	—	—	—	—	—	—	415

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2010.

Grant Thornton LLP, independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

March 15, 2011

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
Executive Vice President and
Chief Risk Officer
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BancFirst Corporation

We have audited BancFirst Corporation (an Oklahoma corporation) and Subsidiaries’ (collectively, the Company) internal control over financial reporting of as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancFirst Corporation and Subsidiaries, as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 15, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BancFirst Corporation

We have audited the accompanying consolidated balance sheets of BancFirst Corporation (an Oklahoma corporation) and Subsidiaries (collectively, the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancFirst Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 15, 2011

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Cash and due from banks	$93,059	$106,856
Interest-bearing deposits with banks	1,111,020	929,654
Federal funds sold	41,207	5,000
Securities (market value: $746,972 and $418,112, respectively)	746,343	417,172
Loans:
Total loans (net of unearned interest)	2,811,964	2,738,654
Allowance for loan losses	(35,745)	(36,383)

Loans, net	2,776,219	2,702,271
Premises and equipment, net	97,796	91,794
Other real estate owned, net	22,956	9,505
Intangible assets, net	11,610	7,144
Goodwill	44,548	34,684
Accrued interest receivable	21,914	21,670
Other assets	93,577	90,365

Total assets	$5,060,249	$4,416,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,318,431	$1,157,688
Interest-bearing	3,185,323	2,771,328

Total deposits	4,503,754	3,929,016
Short-term borrowings	7,250	100
Accrued interest payable	3,235	3,886
Long-term borrowings	34,265	—
Other liabilities	24,285	25,559
Junior subordinated debentures	28,866	26,804

Total liabilities	4,601,655	3,985,365

Commitments and contingent liabilities (Note (19))
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par; 20,000,000 shares authorized; shares issued and outstanding: 15,368,717 and 15,308,741, respectively	15,369	15,309
Capital surplus	73,040	69,725
Retained earnings	361,680	334,693
Accumulated other comprehensive income, net of income tax of $4,551 and $5,915, respectively	8,505	11,023

Total stockholders’ equity	458,594	430,750

Total liabilities and stockholders’ equity	$5,060,249	$4,416,115

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
INTEREST INCOME
Loans, including fees	$154,822	$152,731	$172,234
Securities:
Taxable	12,378	13,436	16,387
Tax-exempt	1,243	1,398	1,439
Federal funds sold	12	1	7,315
Interest-bearing deposits with banks	2,462	2,240	549

Total interest income	170,917	169,806	197,924

INTEREST EXPENSE
Deposits	26,081	36,508	56,384
Short-term borrowings	6	11	458
Long-term borrowings	61	—	9
Junior subordinated debentures	1,993	1,966	1,966

Total interest expense	28,141	38,485	58,817

Net interest income	142,776	131,321	139,107
Provision for loan losses	2,954	10,389	10,676

Net interest income after provision for loan losses	139,822	120,932	128,431

NONINTEREST INCOME
Trust revenue	6,288	5,826	5,972
Service charges on deposits	39,343	37,096	33,060
Securities transactions	324	336	6,938
Income from sales of loans	2,942	2,779	2,127
Insurance commissions	8,543	6,979	6,913
Cash management	6,536	8,476	10,796
Gain on sale of other assets	379	213	2,971
Other	5,564	5,159	5,608

Total noninterest income	69,919	66,864	74,385

NONINTEREST EXPENSE
Salaries and employee benefits	82,359	79,019	79,886
Occupancy and fixed assets expense, net	9,050	8,346	8,956
Depreciation	7,424	7,520	7,647
Amortization of intangible assets	1,107	920	902
Data processing services	4,352	3,636	3,297
Net expense from other real estate owned	948	366	179
Marketing and business promotion	5,887	5,529	6,271
Deposit insurance	5,722	7,833	489
Other	27,246	25,948	27,379

Total noninterest expense	144,095	139,117	135,006

Income before taxes	65,646	48,679	67,810
Income tax expense	23,337	16,070	23,452

Net income	42,309	32,609	44,358
Other comprehensive (loss) income, net of tax of $(1,417), $(1,988) and $4,161, respectively Unrealized (losses) gains on securities	(2,729)	(3,872)	3,218
Reclassification adjustment for gains included in net income	211	218	4,510

Comprehensive income	$39,791	$28,955	$52,086

NET INCOME PER COMMON SHARE
Basic	$2.76	$2.13	$2.91

Diluted	$2.70	$2.09	$2.85

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2010		2009		2008
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	15,308,741	$15,309	15,281,141	$15,281	15,217,230	$15,217
Shares issued	76,476	76	27,600	28	103,911	104
Shares acquired and canceled	(16,500)	(16)	—	—	(40,000)	(40)

Issued at end of period	15,368,717	$15,369	15,308,741	$15,309	15,281,141	$15,281

CAPITAL SURPLUS
Balance at beginning of period		$69,725		$67,975		$63,917
Common stock issued		1,581		460		1,763
Tax effect of stock options		516		252		1,103
Stock option expense		1,218		1,038		1,192

Balance at end of period		$73,040		$69,725		$67,975

RETAINED EARNINGS
Balance at beginning of period		$334,693		$315,858		$285,879
Net income		42,309		32,609		44,358
Dividends on common stock ($0.96, $0.90 and $0.84 per share, respectively)		(14,733)		(13,774)		(12,785)
Common stock acquired and canceled		(589)		—		(1,594)

Balance at end of period		$361,680		$334,693		$315,858

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period		$11,023		$14,677		$6,949
Net change		(2,518)		(3,654)		7,728

Balance at end of period		$8,505		$11,023		$14,677

Total stockholders’ equity		$458,594		$430,750		$413,791

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,309	$32,609	$44,358
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	2,954	10,389	10,676
Depreciation and amortization	8,531	8,440	8,549
Net amortization of securities premiums and discounts	2,723	2,556	1,888
Realized securities gains	(324)	(336)	(6,938)
Gain on sales of loans	(2,942)	(2,779)	(2,127)
Cash receipts from the sale of loans originated for sale	313,902	287,795	122,910
Cash disbursements for loans originated for sale	(239,439)	(321,856)	(118,460)
Deferred income tax provision	(58)	467	(825)
Gains on other assets	(341)	(57)	(3,020)
Decrease in interest receivable	1,666	2,728	1,695
Decrease in interest payable	(1,152)	(1,941)	(2,004)
Amortization of stock based compensation arrangements	1,218	1,038	1,192
Prepayment of deposit insurance	—	(19,075)	—
Other, net	1,843	728	2,610

Net cash provided by operating activities	130,890	706	60,504

INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions	(37,226)	(5,452)	(311)
Purchases of securities:
Held for investment	(345)	(2,423)	(14,035)
Available for sale	(296,959)	(91,292)	(233,774)
Maturities of securities:
Held for investment	7,978	7,067	4,786
Available for sale	67,927	109,822	182,611
Proceeds from sales and calls of securities:
Held for investment	155	24	47
Available for sale	5,783	7,413	89,455
Net decrease (increase) in Federal funds sold	1,749	(4,000)	398,000
Purchases of loans	(3,935)	(27,278)	(60,328)
Proceeds from sales of loans	27,818	14,895	43,447
Net other (decrease) increase in loans	(22,726)	46,689	(267,213)
Purchases of premises, equipment and computer software	(7,508)	(6,013)	(13,368)
Proceeds from the sale of other assets	6,458	7,661	7,258

Net cash (used in) provided by investing activities	(250,831)	57,113	136,575

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	323,196	523,533	56,072
Net (decrease) increase in certificates of deposits	(43,237)	27,875	33,032
Net increase (decrease) in short-term borrowings	7,250	(12,784)	(17,517)
Issuance and assumption (paydown) of long-term borrowings	13,466	—	(606)
Issuance of common stock	2,173	740	2,970
Acquisition of common stock	(605)	—	(1,634)
Cash dividends paid	(14,733)	(13,774)	(12,785)

Net cash provided by financing activities	287,510	525,590	59,532

Net increase in cash, due from banks and interest-bearing deposits	167,569	583,409	256,611
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,036,510	453,101	196,490

Cash, due from banks and interest-bearing deposits at the end of the period	$1,204,079	$1,036,510	$453,101

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$28,792	$40,426	$60,822

Cash paid during the year for income taxes	$23,389	$12,400	$24,357

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services Inc., Exchange National Bank of Moore, The Okemah National Bank and BancFirst and its subsidiaries (the “Bank”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate Inc., BancFirst Agency, Inc., Lenders Collection Corporation and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

Loans

Loans originated within the bank are stated at the principal amount outstanding, net of unearned interest, loan fees, and allowance for loan losses. Interest income on certain installment loans is recorded by use of a method that produces a reasonable approximation of a constant yield on the outstanding principal. Interest on all other performing loans is recognized, on a simple interest basis, based upon the principal amount outstanding. A loan is placed on nonaccrual status when, in the opinion of management, the future collectibility of interest and/or principal is not probable. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Loans acquired in business combinations since December 2009 are reported at fair value as of the acquisition date. Fair value is estimated considering adjustments for credit quality and contractual interest rates. Any difference between the fair value and principal amount outstanding is amortized into income or expense over the remaining life of the loan. See Note (5) for loan disclosures.

Loans Held For Sale

The Company originates mortgage loans to be sold in the secondary market. At the time of origination, the acquiring bank has already been determined and the terms of the loan, including the interest rate, have already been set by the acquiring bank allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination. Loans held for sale are carried at the lower of cost or market. Gains or losses recognized upon the sale of the loans are determined on a specific identification basis.

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable credit losses related to specifically identified loans and for losses inherent in the portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The amount of the allowance for loan losses is based on past loan loss experience, evaluations of known impaired loans, levels of adversely graded loans, general economic conditions and other environmental factors. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in aggregate for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific allowance is provided, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected primarily from the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years. Goodwill is not amortized, but is evaluated at least annually for impairment. Customer relationship intangibles are amortized on a straight-line basis over the estimated useful lives of eight to eighteen years. All intangible assets are reviewed annually in the fourth quarter for reassessment of useful lives. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the income statement.

Derivatives

The Company recognizes all of its derivative instruments as assets or liabilities in the balance sheet at fair value and recognizes the realized and unrealized change in fair value in the income statement.

Share-Based Compensation

The Company recognizes share-based compensation as compensation cost in the income statement based on the fair value of the Company’s stock options on the measurement date, which, for the Company, is the date of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

Income Taxes

The Company files a consolidated income tax return with its subsidiaries. Federal and state income tax expense or benefit has been allocated to subsidiaries on a separate return basis. Deferred taxes are recognized under the liability method based upon the future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using the tax rates expected to apply to taxable income in the periods when the related temporary differences are expected to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) was effective for the Company’s financial statements for periods ending after September 15, 2009. On July 1, 2009, the ASC became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed non-authoritative. Implementation of the ASC did not have a significant impact on the Company’s financial statements.

In January 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-01 which temporarily defers the effective date in ASU 2010-20 for disclosure about troubled debt restructuring by creditors to coincide with the effective date of the proposed guidance clarifying what constitutes a troubled debt restructuring. The adoption of this disclosure-only guidance is not expected to have an effect on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805)—Disclosures of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update affect any public entity as defined in Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in the update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after December 15, 2010. The Company did not have any material business combination(s) for the periods presented. The adoption of this update did not have an effect on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-28 “Intangibles – Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not have any reporting units with zero or negative carrying amounts, therefore the adoption of this update did not have an effect on the Company’s financial statements.

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for loan losses. The new disclosures that relate to information as of the end of the reporting period is effective as of December 31, 2010, whereas the disclosures related to activity that occurred during the reporting periods is effective January 1, 2011. The adoption of this disclosure-only guidance did not have an effect on the Company’s financial statements. See Note (5) for disclosure.

In January 2010 the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Codification Subtopic 820-10 to now require entities to make new disclosures about the different classes of assets and liabilities measured at fair value. The new requirements are as follows: (1) a reporting entity should disclose separately the amounts of significant transfers between Level 1 and Level 2 fair value measurements and the reasons for the transfers, and (2) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information on purchases, sales, issuances and settlements on a gross basis. The FASB also clarified existing fair value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years, the new guidance is effective for the Company’s financial statements for the periods ending after December 15, 2009. The adoption of this disclosure-only guidance did not have an effect on the Company’s financial statements. See Note (20) for disclosure.

In April 2009, the FASB issued ASC Topic 320 “Investments – Debt and Equity Securities Recognition and Presentation of Other-Than-Temporary Impairments” amends the other-than-temporary impairment guidance under GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statements. The ASU specifies that if a company does not have the intent to sell a debt security prior to recovery and it is more likely than not that it will not have to sell the debt security prior to recovery; the security would not be considered other-than-temporarily impaired unless there is a credit loss. The credit loss component of other-than-temporarily impaired debt security must be determined based on the company’s best estimate of cash flows expected to be collected. This guidance became effective for the interim and annual periods ending after June 15, 2009. Implementation of this pronouncement did not have a significant impact on the Company’s financial statements. See Note (4) for disclosure.

In March 2008, the FASB issued FASB ASC Topic 815 “Derivatives and Hedging.” This new accounting guidance expanded the disclosure requirements for derivative and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The guidance became effective for the Company on January 1, 2009. Implementation of this pronouncement did not have a significant impact on the Company’s financial statements. See Note (21) for disclosure.

Effective January 1, 2008, the Company adopted the provisions of FASB ASC Topic 820 “Fair Value Measurements and Disclosures” for financial assets and financial liabilities. The Company adopted the provisions of FASB ASC Topic 820 for non-financial assets and non-financial liabilities on January 1, 2009. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In April 2009 additional new accounting guidance under ASC Topic 820 expanded certain disclosure requirements. Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly, provides additional guidance for estimating fair value in accordance with ASC Topic 820, when the volume and level of activity for the asset and liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC Topic 820 does not prescribe a methodology for making significant adjustments to transactions or quoted prices when estimating fair value in these situations but states that a change in valuation technique or the use of multiple valuation techniques may be appropriate. Interim disclosures about fair value of financial instruments requires companies to provide the same fair value of financial instruments disclosures presently required on an annual basis on a quarterly interim basis. This guidance became effective for the interim and annual periods ending after June 15, 2009. Implementation of this ASC Topic did not have a significant impact on the Company’s financial statements. See Note (20) for disclosure.

Effective January 1, 2009, the Company adopted the provisions of FASB ASC Topic 805 “Business Combinations,” which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. The provision applies prospectively to business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Implementation of this pronouncement did not have a material effect on the Company’s financial statements.

(2) RECENT TRANSACTIONS, INCLUDING MERGERS & ACQUISITIONS

On December 15, 2010, the Company completed the acquisition of OK Bancorporation, Inc., and its subsidiary bank, The Okemah National Bank. At acquisition, The Okemah National Bank had approximately $73 million in total assets, $32 million in loans, $62 million in deposits, and $9 million in equity capital. The bank will operate as The Okemah National Bank until it is merged into BancFirst, which is expected to be during the fourth quarter of 2011. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On December 10, 2010, the Company completed the acquisition of Exchange Bancshares of Moore, Inc., and its subsidiary bank, Exchange National Bank of Moore. At acquisition, Exchange National Bank of Moore had approximately $147 million in total assets, $47 million in loans, $116 million in deposits, and $10 million in equity capital. The bank will operate as Exchange National Bank of Moore until it is merged into BancFirst, which is expected to be during the second quarter of 2011. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On October 8, 2010, the Company completed the acquisition of Union National Bancshares, Inc., and its subsidiary bank, Union Bank of Chandler with offices in Chandler and Tulsa, Oklahoma. At acquisition, Union Bank of Chandler had approximately $134 million in total assets, $90 million in loans, $117 million in deposits, and $15 million in equity capital. Union Bank of Chandler operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on November 12, 2010. The acquisition did not have a material effect on the Company’s consolidated financial statements.

The Company recorded a total of $13.3 million of goodwill and core deposit intangibles as a result of the three acquisitions above. The combined acquisitions added approximately $371 million in total assets, $169 million in loans and $295 million in deposits. The effects of these acquisitions were included in the consolidated financial statements of the Company from the date of acquisition forward. The Company does not believe these acquisitions, individually or in aggregate were material to the Company’s consolidated financial statements.

Effective as of June 30, 2010, the Company ceased participation in the Transaction Account Guarantee Program (“TAGP”) for extended coverage of noninterest-bearing transaction deposit accounts. Accordingly, the standard insurance amount was in effect for the Company’s deposit accounts through December 31, 2010. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

On April 1, 2010, the Company’s insurance agency BancFirst Insurance Services, Inc., formerly known as Wilcox, Jones & McGrath, Inc., completed its acquisition of RBC Agency, Inc., which has offices in Shawnee and Stillwater. BancFirst Insurance Services, Inc. has offices in Oklahoma City, Tulsa, Lawton and Muskogee. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. As of December 31, 2010, the Company had no student loans held for sale and had approximately $56.3 million of student loans held for investment.

On December 8, 2009, the Company completed the acquisition of First Jones Bancorporation. On November 30, 2009, First State Bank, Jones, the subsidiary bank, had approximately $36 million in assets, $31 million in deposits, and $4.5 million in equity capital. First State Bank, Jones operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst in early March 2010. The acquisition enhanced the presence of BancFirst in eastern Oklahoma County. The acquisition did not have a material effect on the Company’s consolidated financial statements.

In November 2009, the Federal Deposit Insurance Corporation (“FDIC”) issued a rule that required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In December 2009, the Company paid $20.2 million in prepaid risk-based assessments, which included $1.2 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount was included in deposit insurance expense for 2009. Prepaid deposit insurance of approximately $15.0 million and $19.0 million was included in other assets in the accompanying consolidated balance sheets for the years ended December 31, 2010 and 2009, respectively.

In May 2009 the FDIC imposed a Special Assessment on member financial institutions that was based on June 30, 2009 assets less tier one capital. The amount of $1.9 million was expensed on June 30, 2009.

In November 2008 the Company announced it would not accept funds from the U.S. Treasury’s Capital Purchase Program due to current capital levels that exceeded well-capitalized guidelines and the potential for additional governmental regulation related to the program. Also, the Company did not elect to participate in the Debt Guarantee Program for newly issued senior unsecured debt. The Company did elect to participate in the Transaction Account Guarantee Program for extended coverage on noninterest-bearing transaction deposit accounts through June 30, 2010.

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

(3) CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with various other financial institutions and the Federal Reserve Bank, primarily for the purpose of clearing cash items. It also sells Federal funds to certain of these institutions on an overnight basis. At December 31, 2010 and 2009 the Company had no significant concentrations of credit risk. At December 31, 2010, the Company maintained excess funds with the Federal Reserve Bank totaling $1.1 billion compared to $863 million at December 31, 2009.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or cash on deposit with the Federal Reserve Bank. The average amount of required reserves for each of the years ended December 31, 2010 and 2009 was approximately $46.0 million and $41.6 million, respectively.

(4) SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	December 31,
	2010	2009
	(dollars in thousands)
Held for investment at cost (market value: $22,640 and $30,736, respectively)	$22,011	$29,796
Available for sale, at market value	724,332	387,376

Total	$746,343	$417,172

The following table summarizes the amortized cost and estimated market values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
December 31, 2010
U.S. treasury and other federal agencies	$1,207	$82	$—	$1,289
States and political subdivisions	20,804	556	(9)	21,351

Total	$22,011	$638	$(9)	$22,640

December 31, 2009
U.S. Treasury and other federal agencies	$1,446	$74	$—	$1,520
States and political subdivisions	28,350	874	(8)	29,216

Total	$29,796	$948	$(8)	$30,736

The following table summarizes the amortized cost and estimated market values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(dollars in thousands)
December 31, 2010
U.S. treasuries	$64,962	$8	$—	$64,970
U.S. federal agencies (1)	560,247	11,177	(719)	570,705
Mortgage backed securities	10,779	222	(11)	10,990
States and political subdivisions	65,115	235	(1,140)	64,210
Other securities (2)	10,226	3,653	(422)	13,457

Total	$711,329	$15,295	$(2,292)	$724,332

December 31, 2009
U.S. treasuries	$921	$—	$—	$921
U.S. federal agencies (1)	324,297	14,561	(268)	338,590
Mortgage backed securities	7,137	208	(19)	7,326
States and political subdivisions	9,390	235	—	9,625
Other securities (2)	28,672	2,563	(321)	30,914

Total	$370,417	$17,567	$(608)	$387,376

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of government guaranteed corporate bonds, FHLB stock and equity securities.

The maturities of securities held for investment and available for sale are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been presented at their contractual maturity.

	December 31,
	2010		2009
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$5,722	$5,779	$7,869	$7,938
After one year but within five years	12,815	13,267	18,314	19,129
After five years but within ten years	2,483	2,528	3,502	3,561
After ten years	991	1,066	111	108

Total	$22,011	$22,640	$29,796	$30,736

Available for Sale
Contractual maturity of debt securities:
Within one year	$360,682	$362,149	$60,684	$61,224
After one year but within five years	168,310	177,781	234,299	249,061
After five years but within ten years	69,276	68,389	14,882	14,875
After ten years	102,914	102,635	51,906	51,708

Total debt securities	701,182	710,954	361,771	376,868
Equity securities	10,147	13,378	8,646	10,508

Total	$711,329	$724,332	$370,417	$387,376

The following is a detail of proceeds from sales, realized securities gains and losses, and impairments on available for sale securities:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Proceeds	$5,783	$7,413	$89,455
Gross gains realized	528	380	6,938
Gross losses realized	204	44	—

Securities having book values of $628.9 million and $292.8 million at December 31, 2010 and 2009, respectively, were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law.

A total of 206 and 39 securities had unrealized losses at December 31, 2010 and 2009 respectively. These securities, with unrealized losses, segregated by the duration of the unrealized loss, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(dollars in thousands)
December 31, 2010
Held for Investment
U.S. federal agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	105	—	521	9	626	9

Total	$105	$—	$521	$9	$626	$9

Available for Sale
U.S. federal agencies	$20,442	$23	$59,703	$1,129	$80,145	$1,152
States and political subdivisions	357	2	51,973	1,138	52,330	1,140

Total	$20,799	$25	$111,676	$2,267	$132,475	$2,292

December 31, 2009
Held for Investment
U.S. federal agencies	$1	$—	$—	$—	$1	$—
States and political subdivisions	157	—	518	8	675	8

Total	$158	$—	$518	$8	$676	$8

Available for Sale
U.S. federal agencies	$38,866	$287	$151	$—	$39,017	$287
States and political subdivisions	2,243	321	920	—	3,163	321

Total	$41,109	$608	$1,071	$—	$42,180	$608

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2010 and 2009, the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality and therefore has not recognized any impairment in the Company’s consolidated income statement.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial and industrial	$549,050	19.53%	$515,762	18.83%
Oil & gas production & equipment	94,535	3.36	84,199	3.07
Agriculture	87,879	3.13	83,519	3.05
State and political subdivisions:
Taxable	9,627	0.34	12,066	0.44
Tax-exempt	10,301	0.37	8,840	0.32
Real Estate:
Construction	230,367	8.19	201,704	7.37
Farmland	93,137	3.31	85,620	3.13
One to four family residences	608,786	21.65	569,592	20.80
Multifamily residential properties	31,257	1.11	29,964	1.09
Commercial	797,564	28.36	765,911	27.97
Consumer	273,277	9.73	352,477	12.88
Other	26,184	0.92	29,000	1.05

Total loans	$2,811,964	100.00%	$2,738,654	100.00%

Loans held for sale (included above)	$11,776		$94,140

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

Loans held for sale include $82.4 million of guaranteed student loans as of December 31, 2009. Student loans are classified as consumer loans in the preceding table and valued at the lower of cost or market. On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. During October 2010 the Company sold student loans held for sale of approximately $144.5 million. As of December 31, 2010, the Company had no student loans held for sale and has approximately $56.3 million of student loans held for investment.

Appraisal Policy

An updated appraisal of the collateral is obtained when a loan is first identified as a problem loan. Appraisals are reviewed annually and are updated as needed, or are updated more frequently if significant changes are believed to have occurred in the collateral or market conditions.

Nonaccrual Policy

The Company does not accrue interest on (1) any loan upon which a default of principal or interest has existed for a period of ninety (90) days or over unless the collateral margin or guarantor support are such that full collection of principal and interest are not in doubt, and an orderly plan for collection is in process; and (2) any other loan for which it is expected full collection of principal and interest is not probable.

A nonaccrual loan may be restored to an accrual status when none of its principal and interest is past due and unpaid or otherwise becomes well secured and in the process of collection and when prospects for future contractual payments are no longer in doubt. With the exception of a formal debt forgiveness agreement, no loan which has had principal charged-off shall be restored to accrual status unless the charged-off principal has been recovered.

Nonaccrual loans totaled $26.7 million at December 31, 2010 and $37.1 million at December 31, 2009. Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $1.0 million in 2010, $1.4 million in 2009 and $1.4 million in 2008.

Accruing loans past due more than 90 days totaled $1.1 million at December 31, 2010 and $900,000 at December 31, 2009. Restructured loans outstanding totaled $300,000 at December 31, 2010 and $2.0 million at December 31, 2009. Net interest income for 2010 included nonrecurring interest income of $1.3 million.

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the credit risk component in the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

As of December 31, 2010
(dollars in thousands)
Non-residential real estate	$11,343
Residential real estate	7,033
Non-consumer non-real estate	1,586
Consumer non-real estate	297
Other loans	4,574
Acquired loans	1,868

Total	$26,701

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Receivables
	As of December 31, 2010
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(dollars in thousands)
Non-residential real estate	$3,806	$2,150	$5,956	$905,782	$911,738	$559
Residential real estate	4,625	3,018	7,643	665,245	672,888	212
Non-consumer non-real estate	4,844	729	5,573	690,674	696,247	39
Consumer non-real estate	2,240	168	2,408	196,666	199,074	94
Other loans.	3,402	4,075	7,477	147,826	155,303	—
Acquired loans	1,528	1,635	3,163	173,551	176,714	192

Total	$20,445	$11,775	$32,220	$2,779,744	$2,811,964	$1,096

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect the full amount of scheduled principal and interest payments in accordance with the original contractual terms of the loan agreement. If a loan is impaired, a specific valuation allowance may be allocated if necessary so that the loan is reported net at the present value of future cash flows using the loan’s existing rate or the fair value of collateral if repayment is expected solely from the collateral. When it is not deemed necessary to allocate a specific valuation allowance to an impaired loan, the loan nevertheless has an allowance based on a historically adequate percentage determined for the class of loans.

The following table presents impaired loans, segregated by class of loans as of December 31, 2010. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(dollars in thousands)
Non-residential real estate	$12,364	$11,343	$1,046	$20,975
Residential real estate	7,861	7,033	1,770	6,363
Non-consumer non-real estate	2,492	1,586	451	1,804
Consumer non-real estate	308	297	102	291
Other loans	4,644	4,574	143	3,605
Acquired loans	1,967	1,868	—	525

Total	$29,636	$26,701	$3,512	$33,563

Credit Risk Monitoring and Loan Grading

The Company employs several means to monitor the risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical loan loss experience, and economic conditions.

Loans are subject to an internal risk grading system which indicates the risk and acceptability of that loan. The loan grades used by the Company are for internal risk identification purposes and do not directly correlate to regulatory classification categories or any financial reporting definitions.

The general characteristics of the risk grades are as follows:

Grade 1 – Acceptable—Loans graded 1 represent reasonable and satisfactory credit risk which requires normal attention and supervision. Capacity to repay through primary and/or secondary sources is not questioned.

Grade 2 – Acceptable—Increased Attention—This category consists of loans that have credit characteristics deserving management’s close attention. These potential weaknesses could result in deterioration of the repayment prospects for the loan or the Bank’s credit position at some future date. Such credit characteristics include loans to highly leveraged borrowers in cyclical industries, adverse financial trends which could potentially weaken repayment capacity, loans that have fundamental structure deficiencies, loans lacking secondary sources of repayment where prudent, and loans with deficiencies in essential documentation, including financial information.

Grade 3—Problem Loans/Assets—Performing—This category consists of performing loans which are considered to be problems. Loans in this category would generally include, but not be limited to, borrowers with a weakened financial condition or poor performance history, past dues, loans restructured to reduce payments and/or loans with severe documentation problems. In general, these loans have no identifiable loss potential in the near future, however, the possibility of a loss developing is heightened.

Grade 4—Problem Loans/Assets—Nonperforming—This category consists of nonperforming loans/assets which are considered to be problems. Nonperforming loans are described as being 90 days and over past due and still accruing, and loans that are nonaccrual. Other nonperforming assets in this category will be other real estate and repossessed assets which formerly secured loans.

Grade 5—Loss Potential—This category consists of loans/assets which are considered to possess loss potential. While the loss may not occur in the current year, management expects that loans/assets in this category will ultimately result in a loss, unless substantial improvement occurs.

Grade 6—Charge Off—This category consists of loans that are considered uncollectible and other assets with little or no value.

The following table presents internal loan grading by class of loans as of December 31, 2010:

	Grade
	1	2	3	4	5	Total
	(dollars in thousands)
Non-residential real estate	$782,616	$89,501	$29,159	$10,462	$—	$911,738
Residential real estate	578,003	74,737	12,833	7,315	—	672,888
Non-consumer non-real estate	595,071	87,400	11,707	2,069	—	696,247
Consumer non-real estate	188,919	7,865	2,098	189	3	199,074
Other loans	146,750	3,054	1,542	3,957	—	155,303
Acquired loans	135,000	30,406	9,416	1,892	—	176,714

Total	$2,426,359	$292,963	$66,755	$25,884	$3	$2,811,964

Allowance for Loan Losses Methodology

The allowance for loan losses (“ALLL”) is determined by a calculation based on segmenting the loans into the following categories: (1) adversely graded loans [grades 3, 4, and 5] that have a specific reserve allocation; (2) loans without a specific reserve segmented by loans secured by real estate other than 1-4 family residential property, loans secured by 1-4 family residential property, commercial, industrial, and agricultural loans not secured by real estate, consumer purpose loans not secured by real estate, and loans over 60 days past due that are not otherwise Grade 3, 4, or 5; (3) grade 2 loans; (4) grade 1 loans; and (5) loans held for sale which are excluded.

The ALLL is calculated as the sum of the following: (1) the total dollar amount of specific reserve allocations; (2) the dollar amount derived by multiplying each segment of adversely graded loans without a specific reserve allocation times its respective reserve factor; (3) the dollar amount derived by multiplying Grade 2 loans and Grade 1 loans (less exclusions) times the respective reserve factor; and (4) other adjustments as deemed appropriate and documented by the Senior Loan Committee or Board of Directors.

The amount of the ALLL is an estimate based upon factors which are subject to rapid change due to changing economic conditions and the economic prospects of borrowers. It is reasonably possible that a material change could occur in the estimated ALLL in the near term.

Changes in the ALLL are summarized as follows:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Balance at beginning of period	$36,383	$34,290	$29,127

Charge-offs	(4,180)	(8,953)	(6,275)
Recoveries	588	657	762

Net charge-offs	(3,592)	(8,296)	(5,513)

Provisions charged to operations	2,954	10,389	10,676

Balance at end of period	$35,745	$36,383	$34,290

The following table details activity in the ALLL by class of loans for the year ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Non-Residential Real Estate	Residential Real Estate	Non- Consumer Non-Real Estate	Consumer Non-Real Estate	Other Loans	Acquired Loans	Total
	(dollars in thousands)
Allowance for credit losses:
Beginning balance	$14,044	$8,963	$9,454	$2,441	$1,481	$—	$36,383
Charge-offs	(1,687)	(1,102)	(477)	(520)	(241)	(153)	(4,180)
Recoveries	72	71	213	118	48	66	588

Net charge-offs	(1,615)	(1,031)	(264)	(402)	(193)	(87)	(3,592)
Provisions charged to operations	713	1,025	397	262	470	87	2,954

Balance at end of year	$13,142	$8,957	$9,587	$2,301	$1,758	$—	$35,745

Ending balances:
Individually evaluated for impairment	$3,986	$1,874	$2,261	$321	$242	$—	$8,684
Collectively evaluated for impairment	9,156	7,083	7,326	1,980	1,516	—	27,061

Balance at end of year	$13,142	$8,957	$9,587	$2,301	$1,758	$—	$35,745

Loans—Ending balances:
Individually evaluated for impairment	$40,566	$19,987	$10,517	$2,613	$447	$—	$74,130
Collectively evaluated for impairment	871,172	652,901	685,730	196,461	154,856	165,406	2,726,526
Loans acquired with deteriorated credit quality	—	—	—	—	—	11,308	11,308

Balance at end of year	$911,738	$672,888	$696,247	$199,074	$155,303	$176,714	$2,811,964

The following table is a summary of amounts included in the ALLL for impaired loans with specific reserves and the recorded balance of the related loans. The average recorded investment in all impaired loans with specific reserves was $9.0 million in 2010, $9.4 million in 2009 and $8.9 million in 2008. No material amounts of interest income were collected on impaired loans with specific reserves for 2010, 2009 or 2008.

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Allowance for loss on impaired loans	$3,040	$1,782	$1,599
Recorded balance of impaired loans	10,510	7,423	11,400

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $18.8 million, $13.4 million and $5.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Related Party Loans

The Company has made loans in the ordinary course of business to the executive officers and directors of the Company and to certain affiliates of these executive officers and directors. Management believes that all such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and do not represent more than a normal risk of collectibility or present other unfavorable features. A summary of these loans is as follows:

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
(dollars in thousands)
2010	$20,222	$36,968	$(35,903)	$21,287
2009	$21,918	$35,132	$(36,828)	$20,222
2008	$15,808	$50,282	$(44,172)	$21,918

(6) PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment by classification:

	Estimated Useful Lives	December 31,
		2010	2009
		(dollars in thousands)
Land		$23,593	$21,921
Buildings	10 to 40 years	103,064	96,870
Furniture, fixtures and equipment	3 to 15 years	53,636	57,666
Accumulated depreciation		(82,497)	(84,663)

Premises and equipment, net		$97,796	$91,794

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	December 31,
	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Core deposit intangibles	$11,586	$(4,343)	$7,222	$(3,558)
Customer relationship intangibles	5,657	(1,290)	4,448	(968)

Total	$17,243	$(5,633)	$11,670	$(4,526)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization
Year ended December 31:
2010	$1,107
2009	920
2008	902

Estimated Amortization
Year ending December 31:
2011	$1,507
2012	1,507
2013	1,340
2014	1,123
2015	1,116

At December 31, 2010, the weighted-average remaining life all intangible assets was 8.6 years which consisted of customer relationship intangibles with a weighted-average life of 13.3 years and core deposit intangibles with a weighted-average life of 6.7 years.

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Consolidated
	(dollars in thousands)
Year Ended December 31, 2010
Balance at beginning of period	$6,150	$23,652	$4,258	$624	$34,684
Acquisitions	1,929	7,032	1,206	—	10,167
Adjustments	—	(177)	—	(126)	(303)

Balance at end of period	$8,079	$30,507	$5,464	$498	$44,548

Year Ended December 31, 2009
Balance at beginning of period	$6,150	$23,295	$4,258	$624	$34,327
Acquisitions	—	357	—	—	357

Balance at end of period	$6,150	$23,652	$4,258	$624	$34,684

(8) TIME DEPOSITS

Certificates of deposit in denominations of $100,000 or more totaled $409 million and $380 million at December 31, 2010 and 2009, respectively. At December 31, 2010, the scheduled maturities of all certificates of deposit are as follows (dollars in thousands):

2011	$703,099
2012	123,830
2013	34,755
2014	24,184
2015	19,130
Thereafter	317

Total	$905,315

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2010	2009
	(dollars in thousands)
Federal funds purchased	$6,000	$100
Repurchase agreements	1,250	—

Total	$7,250	$100

Weighted average interest rate	0.14%	0.38%

End of period interest rate	0.18%	0.20%

Federal funds purchased represents borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

(10) LONG-TERM BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages, are pledged as collateral for the borrowings under the line of credit. The Company had no FHLB borrowings as of December 31, 2009. As of December 31, 2010, the Company had the ability to draw up to $44.3 million on the FHLB line of credit with approximately $19.8 million in advances outstanding due to acquisitions. On October 8, 2010, the Company completed the acquisition of Union National Bancshares, Inc., and its subsidiary bank, Union Bank of Chandler, which had $765,000 in FHLB advances outstanding as of that date. On December 10, 2010, the Company completed the acquisition of Exchange Bancshares of Moore, Inc., and its subsidiary bank, Exchange National Bank of Moore, which had $19 million in FHLB advances outstanding as of this date. The advances mature at varying dates through 2014 and had rates between 1.7% and 4.3% at December 31, 2010.

On December 13, 2010, the Company borrowed $14.5 million from a commercial bank for a three year term. The loan has an interest rate of 3% per annum, payable quarterly on the first day of March, June, September and December until the maturity date of November 30, 2013, at which time the entire unpaid balance including all accrued and unpaid interest would be due and payable. A scheduled principal reduction payment will be made on or before November 30, 2011 and November 30, 2012 equal to 25% of the unpaid principal amount outstanding. The loan may be prepaid in whole or in part without fee or penalty at any time. The proceeds were used to fund a portion of the Company’s recent acquisitions.

The following shows the contractual maturities of the long-term borrowings:

	December 31,
	2010	2009
	(dollars in thousands)
2011	$7,906	$—
2012	9,013	—
2013	13,346	—
2014	4,000	—

Total	$34,265	$—

(11) JUNIOR SUBORDINATED DEBENTURES

In January 2004, BancFirst Corporation established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. BancFirst Corporation owns all of the common securities of BFC II. In February 2004, BFC II issued $25 million of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Cumulative Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1 million in Cumulative Trust Preferred Securities through the execution of an over-allotment option. The proceeds from the sale of the Cumulative Trust Preferred Securities and the common securities of BFC II were invested in $26.8 million of 7.20% Junior Subordinated Debentures of BancFirst Corporation. Interest payments on the $26.8 million of 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the $26.8 million of 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Cumulative Trust Preferred Securities represent an undivided interest in the $26.8 million of 7.20% Junior Subordinated Debentures and are guaranteed by BancFirst Corporation. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock. In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Cumulative Trust Preferred Securities were callable at par, in whole or in part, after March 31, 2009.

In October 2010, BancFirst Corporation acquired Union National Statutory Trust I (“UNST I”), a trust formed under the Delaware Business Trust Act, from the merger of Union National Bancshares, Inc. BancFirst Corporation owns all of the common securities of UNST I. The trust had issued $2 million of aggregate liquidation amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Deferrable Interest Debentures”) to other investors. The proceeds from the sale of the Deferrable Interest Debentures and the common securities of UNST I were invested in $2.1 million of Junior Subordinated Debentures of Union National Bancshares, Inc., which were assumed by BancFirst Corporation as a result of the merger. Interest payments on the $2.1 million of Junior Subordinated Debentures are payable March 15, June 15, September 15 and December 15 of each year. The interest rate on the $2.1 million of Junior Subordinated Debentures was set at 6.5% through March 2011 at which time the rate would switch to three-month LIBOR plus 165 basis points. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the $2.1 million of Junior Subordinated Debentures is March 15, 2036, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Deferrable Interest Debentures represent an undivided interest in the $2.1 million of Junior Subordinated Debentures and are guaranteed by BancFirst Corporation. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock. In March 2005, the Federal Reserve Board adopted a final rule that allows the continued limited inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Deferrable Interest Debentures were callable at par, in whole or in part, after March 15, 2011.

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Current taxes:
Federal	$20,240	$13,886	$21,870
State	3,155	1,717	2,407
Deferred taxes	(58)	467	(825)

Total income taxes	$23,337	$16,070	$23,452

Income tax expense applicable to securities transactions approximated $106,000, $134,000 and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes is presented in the following table:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
Tax expense at the federal statutory tax rate	$22,976	$17,038	$23,733
Increase (decrease) in tax expense from:
Tax-exempt income, net	(648)	(701)	(714)
State tax expense, net of federal tax benefit	3,098	1,737	2,379
Federal tax credits	(1,914)	(1,709)	(1,741)
Other, net	(175)	(295)	(205)

Total tax expense	$23,337	$16,070	$23,452

The net deferred tax liability consisted of the following:

	December 31,
	2010	2009
	(dollars in thousands)
Provision for loan losses	$13,014	$12,733
Discount on securities of banks acquired	(1,308)	(35)
Write-downs of other real estate owned	247	69
Deferred compensation	1,499	878
Other	2,420	1,947

Gross deferred tax assets	15,872	15,592

Unrealized net gains on securities available for sale	(4,551)	(5,915)
Basis difference related to tax credits	(3,875)	(3,269)
Depreciation	(3,326)	(2,915)
Leveraged lease	(3,350)	(3,711)
Other	(2,629)	(2,376)

Gross deferred tax liabilities	(17,731)	(18,186)

Net deferred tax liability	$(1,859)	$(2,594)

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2010, 2009 and 2008, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination which includes the years 2008 to 2010. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,650,000 shares in May 2009. At December 31, 2010, 69,860 shares were available for future grants. The BancFirst ISOP will terminate December 31, 2014. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2010 will become exercisable through the year 2017. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At December 31, 2010, 50,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2010 will become exercisable through the year 2011. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

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

The following is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(dollars in thousands, except per share data)
Year Ended December 31, 2010
Outstanding at December 31, 2009	1,209,553	$27.41
Options granted	49,000	41.64
Options exercised	(74,972)	21.49
Options canceled, forfeited, or expired	(11,400)	33.59

Outstanding at December 31, 2010	1,172,181	28.32	8.58	$15,085

Exercisable at December 31, 2010	699,656	21.95	6.13	$13,465

Year Ended December 31, 2009
Outstanding at December 31, 2008	1,092,453	$27.80
Options granted	317,200	36.91
Options exercised	(17,600)	21.49
Options canceled, forfeited, or expired	(182,500)	46.87

Outstanding at December 31, 2009	1,209,553	27.41	9.15	$11,651

Exercisable at December 31, 2009	687,939	20.63	6.87	$11,292

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$15.69	$20.37	$20.24
Total intrinsic value of options exercised	1,445	314	3,391
Cash received from options exercised	1,611	378	1,940
Tax benefit realized from options exercised	559	122	1,312

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

The Company recorded share-based employee compensation expense of approximately $1.2 million in 2010, $1.1 million in 2009 and $1.2 million in 2008.

The Company will continue to amortize the remaining fair value of these stock options of approximately $5.6 million, net of tax, over the remaining vesting period of approximately seven years. The following table shows the assumptions used for computing share-based employee compensation expense under the fair value method:

	Year Ended December 31
	2010	2009	2008
Risk-free interest rate	2.62% to 4.00%	2.17% to 3.64%	2.89% to 4.12%
Dividend yield	2.00%	1.50%	1.50%
Stock price volatility	27.28% to 38.61%	52.71% to 74.84%	38.05% to 61.53%
Expected term	10Yrs	10Yrs	10Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company amended the BancFirst Deferred Stock Compensation Plan to increase the number of shares to be issued under the plan to 80,000 shares in May 2009. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. A summary of the accumulated stock units is as follows:

	December 31,
	2010	2009
Accumulated stock units	47,971	44,540
Average price	$32.89	$31.91

(14) RETIREMENT PLANS

In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan (the “401(k)/ESOP”) effective January 1, 1985. The 401(k)/ESOP covers all eligible employees, as defined in the plan, of the Company and its subsidiaries. The 401(k)/ESOP allows employees to defer up to the maximum legal limit of their compensation, of which the Company may match 50%, but not to exceed 3% of their compensation. In addition, the Company may make discretionary contributions to the 401(k)/ESOP, as determined by the Company’s Board of Directors. The aggregate amounts of contributions by the Company to the 401(k)/ESOP for the years ended December 31, 2010, 2009 and 2008, were approximately $2.8 million, $2.5 million and $3.3 million, respectively.

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

(c) Common stock: $1.00 par value; 20,000,000 shares authorized. At December 31, 2010 and 2009, there were 15,368,717 shares and 15,308,741 shares issued and outstanding, respectively.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and must be approved by the Company’s Executive Committee. At December 31, 2010 there were 543,900 shares remaining that could be repurchased under the SRP.

The following table is a summary of the shares repurchased under the program:

	Year Ended December 31,
	2010	2009	2008
Number of shares repurchased	16,500	—	40,000
Average price of shares repurchased	$36.69	$—	$40.70

BancFirst Corporation’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2011, approximately $43.7 million of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

During any deferral period or any event of default on the Junior Subordinated Debentures, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2010, that the Company and BancFirst met all capital adequacy requirements to which they are subject. The required capital amounts and the Company’s and BancFirst’s respective ratios are shown in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$455,668	14.68%	$248,379	8.00%	N/A	N/A
BancFirst	435,083	14.57%	238,913	8.00%	$298,641	10.00%

Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	419,923	13.53%	124,190	4.00%	N/A	N/A
BancFirst	399,344	13.37%	119,456	4.00%	179,184	6.00%

Tier I Capital
(to Total Assets)-
BancFirst Corporation	419,923	8.39%	151,807	3.00%	N/A	N/A
BancFirst	399,344	8.37%	144,256	3.00%	240,427	5.00%

As of December 31, 2009:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$440,258	14.96%	$235,372	8.00%	N/A	N/A
BancFirst	414,161	14.18%	233,671	8.00%	$292,088	10.00%

Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	403,875	13.73%	117,686	4.00%	N/A	N/A
BancFirst	377,779	12.93%	116,835	4.00%	175,253	6.00%

Tier I Capital
(to Total Assets)-
BancFirst Corporation	403,875	9.23%	132,483	3.00%	N/A	N/A
BancFirst	377,779	8.71%	131,076	3.00%	218,461	5.00%

As of December 31, 2010, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework for prompt corrective action. To be well capitalized under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(16) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(dollars in thousands, except per share data)
Year Ended December 31, 2010
Basic
Income available to common stockholders	$42,309	15,348,102	$2.76

Effect of stock options	—	303,210

Diluted
Income available to common stockholders plus assumed exercises of stock options	$42,309	15,651,312	$2.70

Year Ended December 31, 2009
Basic
Income available to common stockholders	$32,609	15,299,781	$2.13

Effect of stock options	—	294,008

Diluted
Income available to common stockholders plus assumed exercises of stock options	$32,609	15,593,789	$2.09

Year Ended December 31, 2008
Basic
Income available to common stockholders	$44,358	15,218,835	$2.91

Effect of stock options	—	359,628

Diluted
Income available to common stockholders plus assumed exercises of stock options	$44,358	15,578,463	$2.85

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2010	420,679	$38.31
December 31, 2009	304,292	$43.01
December 31, 2008	244,415	$45.93

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2010	2009
	(dollars in thousands)
ASSETS
Cash	$3,088	$14,178
Securities	217	299
Premises and equipment, net	240	—
Investments in subsidiaries	493,487	441,233
Intangible assets	498	624
Dividends receivable	4,800	4,517
Other assets	4,827	1,094

Total assets	$507,157	$461,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$5,197	$4,392
Long-term borrowings	14,500	—
Junior subordinated debentures	28,866	26,804
Stockholders’ equity	458,594	430,749

Total liabilities and stockholders’ equity	$507,157	$461,945

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$17,762	$16,609	$16,070
Interest on interest-bearing deposits	153	228	281
Other	(190)	—	—

Total operating income	17,725	16,837	16,351

OPERATING EXPENSE
Interest	2,016	1,966	1,966
Other	299	236	189

Total operating expense	2,315	2,202	2,155

Income before taxes and equity in undistributed earnings of subsidiaries	15,410	14,635	14,196
Allocated income tax benefit	689	733	956

Income before equity in undistributed earnings of subsidiaries	16,099	15,368	15,152
Equity in undistributed earnings of subsidiaries	26,210	17,241	29,206

Net income	$42,309	$32,609	$44,358

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2010	2009	2008
	(dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$42,309	$32,609	$44,358
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(27,428)	(18,280)	(29,206)
Amortization of stock based compensation arrangements	1,218	1,038	1,192
Other, net	(1,790)	450	(794)

Net cash provided by operating activities	14,309	15,817	15,550

INVESTING ACTIVITIES
Net cash used for acquisitions	(26,934)	(5,452)	—
Purchases of securities	—	—	(13)
Sales and maturities of held for investment and available for sale securities	200	—	—

Net cash used for investing activities	(26,734)	(5,452)	(13)

FINANCING ACTIVITIES
Issuance of common stock	2,173	740	2,970
Acquisition of common stock	(605)	—	(1,634)
Cash dividends paid	(14,733)	(13,774)	(12,785)
Issuance of long-term borrowings	14,500	—	—

Net cash used for financing activities	1,335	(13,034)	(11,449)

Net (decrease) increase in cash	(11,090)	(2,669)	4,088
Cash at the beginning of the period	14,178	16,847	12,759

Cash at the end of the period	$3,088	$14,178	$16,847

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$2,039	$1,966	$1,966

Cash received during the period for income taxes, net	$1,089	$1,366	$2,317

(18) RELATED PARTY TRANSACTIONS

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

	December 31,
	2010	2009
	(dollars in thousands)
Loan commitments	$625,970	$638,652
Stand-by letters of credit	55,339	61,718

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

The Company leases office space in fourteen buildings, three parcels of land on which it owns buildings, and fifteen ATM locations. These leases expire at various dates through 2064.

The future minimum rental payments under these leases are as follows (dollars in thousands):

Year Ending December 31:
2011	$749
2012	489
2013	305
2014	162
2015	38
Later years	626

Total	$2,369

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis, totaled $1.0 million during each of the years ended December 31, 2010, 2009 and 2008.

The Company is a defendant in legal actions arising from normal business activities. Management believes that all legal actions against the Company are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company’s financial position, results of operations or cash flows.

(20) FAIR VALUE MEASUREMENTS

FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Loans Held For Sale

The Company originates mortgage loans to be sold. At the time of origination, the acquiring bank has already been determined and the terms of the loan, including interest rate, have already been set by the acquiring bank allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination. Loans held for sale are carried at lower of cost or market. Gains or losses recognized upon the sale of the loans are determined on a specific identification basis.

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
December 31, 2010
Securities available for sale	$64,970	$645,984	$13,378	$724,332
Derivative assets	—	5,229	—	5,229
Derivative liabilities	—	3,664	—	3,664
Loans held for sale	—	11,776	—	11,776

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(dollars in thousands)
December 31, 2009
Securities available for sale	$921	$375,947	$10,508	$387,376
Derivative assets	—	7,544	—	7,544
Derivative liabilities	—	5,750	—	5,750
Loans held for sale	—	94,140	—	94,140

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
	(dollars in thousands)
Balance at the beginning of the year	$10,508	$16,345
Purchases, issuances and settlements	2,454	516
Sales	(752)	(5,017)
Losses included in earnings	(200)	—
Total unrealized gains (losses)	1,368	(1,336)

Balance at the end of the year	$13,378	$10,508

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

Loans

For certain homogeneous categories of loans, such as some residential mortgages, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. For residential mortgage loans held for sale, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

Junior Subordinated Debentures

The fair value of junior subordinated debentures is estimated using the rates that would be charged for junior subordinated debentures of similar remaining maturities.

Loan Commitments and Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the terms of the agreements. The fair value of letters of credit is based on fees currently charged for similar agreements.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(dollars in thousands)
FINANCIAL ASSETS
Cash and due from banks	$93,059	$96,065	$106,856	$106,827
Federal funds sold and interest-bearing deposits	1,152,227	1,149,766	934,654	933,907
Securities	746,343	746,972	417,172	418,112
Loans:
Loans (net of unearned interest)	2,811,964		2,738,654
Allowance for loan losses	(35,745)		(36,383)

Loans, net	2,776,219	2,791,741	2,702,271	2,694,276
Derivative assets	5,229	5,229	7,544	7,544
FINANCIAL LIABILITIES
Deposits	4,503,754	4,514,182	3,929,016	3,949,068
Short-term borrowings	7,250	7,250	100	100
Long-term borrowings	34,265	33,520	—	—
Derivative liabilities	3,664	3,664	5,750	5,750
Junior subordinated debentures	28,866	31,010	26,804	26,847
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,095		1,118
Letters of credit		415		463

Non-financial Assets and Non-financial Liabilities

Application of ASC Topic 820 to non-financial assets and non-financial liabilities became effective January 1, 2009. The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include foreclosed assets (upon initial recognition or subsequent impairment), and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. These items are evaluated at least annually for impairment, of which there was none as of December 31, 2010 or 2009. The overall level of non-financial assets and non-financial liabilities were not considered to be significant to the Company at December 31, 2010 or 2009.

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

Impaired loans are reported at the fair value of the underlying collateral if repayment is dependent on liquidation of the collateral. The impaired loans are adjusted to fair value through a specific allocation of the allowance for loan losses.

Foreclosed assets, upon initial recognition, are measured and adjusted to fair value through a charge-off to the allowance for loan losses based upon the fair value of the foreclosed asset.

Other real estate owned is remeasured at fair value subsequent to initial recognition, with any losses recognized in net expense from other real estate owned.

The following table summarizes assets measured at fair value on a nonrecurring basis as of December 31, 2010 and the related gains or losses recognized during the year:

Description	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(dollars in thousands)
Impaired loans	—	—	$10,510	$10,510	$—
Foreclosed assets	—	—	222	222	—
Other real estate owned	—	—	22,956	22,956	(650)

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		December 31,
		2010		2009
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(notional amounts and dollars in thousands)

Oil
Derivative assets	Barrels	372	$5,417	286	$6,138
Derivative liabilities	Barrels	(372)	(4,627)	(286)	(5,682)

Natural Gas
Derivative assets	MMBTUs	1,733	$2,329	6,914	$4,564
Derivative liabilities	MMBTUs	(1,733)	(1,554)	(6,914)	(3,226)

Total Fair Value	Included in
Derivative assets	Other assets		5,229		7,544
Derivative liabilities	Other liabilities		3,664		5,750

The Company recognized income related to this activity, which was included in other noninterest income of $501,000, $616,000 and $456,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The Company had credit exposure relating to oil and gas swaps and options with bank counterparties of approximately $3.2 million at December 31, 2010 and $6.1 million at December 31, 2009.

The Company entered into a $30 million five year guaranty with a counterparty on June 4, 2008 for the timely payment of the obligations of its subsidiary Bank related to the settlement of oil and gas positions.

(22) SEGMENT INFORMATION

The Company evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The four principal business units were metropolitan banks, community banks, other financial services, and executive, operations and support. Metropolitan and community banks offer traditional banking products such as commercial and retail lending, and a full line of deposit accounts. Metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. Community banks consist of banking locations in communities throughout Oklahoma. Other financial services are specialty product business units including guaranteed small business lending, residential mortgage lending, trust services, securities brokerage, electronic banking and insurance. The executive, operations and support groups represent executive management, operational support and corporate functions that are not allocated to the other business units.

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(dollars in thousands)
December 31, 2010
Net interest income (expense)	$46,928	$91,730	$7,489	$(3,371)	$—	$142,776
Provision for loan losses	528	2,199	228	(1)	—	2,954
Noninterest income	10,687	35,818	20,822	46,790	(44,198)	69,919
Depreciation and amortization	1,628	5,269	502	1,132	—	8,531
Other expenses	26,738	66,838	18,394	23,879	(285)	135,564

Income before taxes	$28,721	$53,242	$9,187	$18,409	$(43,913)	$65,646

Total assets	$1,534,552	$3,298,409	$140,854	$611,979	$(525,545)	$5,060,249

Capital expenditures	$1,614	$4,584	$162	$1,148	$—	$7,508

December 31, 2009
Net interest income (expense)	$40,308	$87,446	$7,391	$(3,824)	$—	$131,321
Provision for loan losses	6,673	3,618	97	1	—	10,389
Noninterest income	10,501	34,543	19,025	36,833	(34,038)	66,864
Depreciation and amortization	1,506	5,225	468	1,241	—	8,440
Other expenses	25,359	64,589	15,840	25,134	(245)	130,677

Income before taxes	$17,271	$48,557	$10,011	$6,633	$(33,793)	$48,679

Total assets	$1,386,748	$2,779,110	$221,033	$523,350	$(494,126)	$4,416,115

Capital expenditures	$1,625	$3,088	$91	$1,209	$—	$6,013

December 31, 2008
Net interest income (expense)	$42,067	$93,008	$7,159	$(3,127)	$—	$139,107
Provision for loan losses	4,048	6,330	321	(23)	—	10,676
Noninterest income	9,922	33,207	19,574	57,123	(45,441)	74,385
Depreciation and amortization	1,580	5,227	449	1,294	—	8,550
Other expenses	24,169	62,323	16,949	23,239	(224)	126,456

Income before taxes	$22,192	$52,335	$9,014	$29,486	$(45,217)	$67,810

Total assets	$1,256,685	$2,449,916	$218,984	$421,842	$(480,223)	$3,867,204

Capital expenditures	$4,419	$4,809	$290	$3,850	$—	$13,368

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

(23) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 is as follows:

	Quarter
	Fourth	Third	Second	First
	(dollars in thousands, except per share data)
2010
Net interest income	$37,172	$36,072	$35,670	$33,862
Provision for loan losses	718	469	871	896
Noninterest income	18,787	18,162	17,010	15,960
Noninterest expense	39,300	35,389	34,505	34,901
Net income	10,177	11,787	11,042	9,303
Net income per common share:
Basic	0.66	0.77	0.72	0.61
Diluted	0.65	0.75	0.71	0.60

2009
Net interest income	$34,070	$32,952	$32,546	$31,753
Provision for loan losses	1,175	998	4,851	3,365
Noninterest income	16,160	17,039	17,043	16,622
Noninterest expense	33,889	35,481	35,218	34,529
Net income	9,834	9,390	6,260	7,125
Net income per common share:
Basic	0.64	0.61	0.41	0.47
Diluted	0.63	0.60	0.40	0.46

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index, both as compiled by the University of Chicago Center for Research in Security Price (“CRSP”). The period presented is from January 1, 2006 through December 31, 2010. The graph assumes an investment on January 1, 2006 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each quarter during the period represent the cumulative market values of the respective investment.

INDEX TO EXHIBITS

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

Exhibit Number	Exhibit

4.9*	Form of Indenture relating to the Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee.

10.1	Ninth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.5	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement adopted June 25, 2009 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.6	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment (Code Section 415 Compliance) to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.8	Amendment (Pension Protection Act, HEART Act and the Worker, Retiree, and Employer Recovery Act) to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.9*	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.