Form 10-Q
period 2011-03-31
BANCFIRST CORP /OK/
filed 2011-05-10
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2011 there were 15,390,357 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,		December 31,
	2011	2010	2010
	(unaudited)	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$133,639	$100,436	$93,059
Interest-bearing deposits with banks	1,333,106	989,453	1,111,020
Federal funds sold	38,961	—	41,207
Securities (market value: $684,894, $431,511, and $746,972, respectively)	684,228	430,586	746,343
Loans:
Total loans (net of unearned interest)	2,796,390	2,766,304	2,811,964
Allowance for loan losses	(36,136)	(36,780)	(35,745)

Loans, net	2,760,254	2,729,524	2,776,219
Premises and equipment, net	98,584	91,329	97,796
Other real estate owned	15,587	10,069	22,956
Intangible assets, net	11,233	6,902	11,610
Goodwill	44,593	34,684	44,548
Accrued interest receivable	19,852	22,672	21,914
Other assets	99,621	93,134	93,577

Total assets	$5,239,658	$4,508,789	$5,060,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,416,335	$1,201,577	$1,318,431
Interest-bearing	3,249,864	2,807,440	3,185,323

Total deposits	4,666,199	4,009,017	4,503,754
Short-term borrowings	7,100	1,000	7,250
Accrued interest payable	3,150	3,400	3,235
Long-term borrowings	33,196	—	34,265
Other liabilities	34,320	31,667	24,285
Junior subordinated debentures	28,866	26,804	28,866

Total liabilities	4,772,831	4,071,888	4,601,655

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,390,357, 15,337,050 and 15,368,717, respectively	15,390	15,337	15,369
Capital surplus	73,935	70,728	73,040
Retained earnings	369,189	340,473	361,680
Accumulated other comprehensive income, net of income tax of $4,476, $5,580 and $4,551, respectively	8,313	10,363	8,505

Total stockholders’ equity	466,827	436,901	458,594

Total liabilities and stockholders’ equity	$5,239,658	$4,508,789	$5,060,249

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
INTEREST INCOME
Loans, including fees	$39,257	$37,362
Securities:
Taxable	3,627	3,010
Tax-exempt	630	329
Federal funds sold	21	—
Interest-bearing deposits with banks	775	574

Total interest income	44,310	41,275

INTEREST EXPENSE
Deposits	6,245	6,924
Short-term borrowings	4	—
Long-term borrowings	246	—
Junior subordinated debentures	525	489

Total interest expense	7,020	7,413

Net interest income	37,290	33,862
Provision for loan losses	788	896

Net interest income after provision for loan losses	36,502	32,966

NONINTEREST INCOME
Trust revenue	1,587	1,398
Service charges on deposits	9,752	9,063
Securities transactions	8	136
Income from sales of loans	452	343
Insurance commissions	2,422	1,854
Cash management services	1,765	1,576
Gain on sale of other assets	9	105
Other	1,734	1,485

Total noninterest income	17,729	15,960

NONINTEREST EXPENSE
Salaries and employee benefits	21,812	19,948
Occupancy and fixed assets expense, net	2,451	2,108
Depreciation	1,904	1,811
Amortization of intangible assets	377	242
Data processing services	1,250	1,154
Net (income) expense from other real estate owned	(906)	87
Marketing and business promotion	1,538	1,408
Deposit insurance	1,426	1,489
Other	6,545	6,654

Total noninterest expense	36,397	34,901

Income before taxes	17,834	14,025
Income tax expense	(6,479)	(4,722)

Net income	11,355	9,303
Other comprehensive loss, net of tax of $213 and $335, respectively
Unrealized losses on securities	(197)	(748)
Reclassification adjustment for gains included in net income	5	88

Comprehensive income	$11,163	$8,643

NET INCOME PER COMMON SHARE
Basic	$0.74	$0.61

Diluted	$0.72	$0.60

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
COMMON STOCK
Issued at beginning of period	$15,369	$15,309
Shares issued	21	28
Shares acquired and canceled	—	—

Issued at end of period	$15,390	$15,337

CAPITAL SURPLUS
Balance at beginning of period	$73,040	$69,725
Common stock issued	474	591
Tax effect of stock options	46	42
Stock options expense	375	370

Balance at end of period	$73,935	$70,728

RETAINED EARNINGS
Balance at beginning of period	$361,680	$334,693
Net income	11,355	9,303
Dividends on common stock	(3,846)	(3,523)

Balance at end of period	$369,189	$340,473

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities
Balance at beginning of period	$8,505	$11,023
Net change	(192)	(660)

Balance at end of period	$8,313	$10,363

Total stockholders’ equity	$466,827	$436,901

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,355	$9,303
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	788	896
Depreciation and amortization	2,281	2,053
Net amortization of securities premiums and discounts	1,352	428
Realized securities gains	(8)	(136)
Gain on sales of loans	(452)	(343)
Cash receipts from the sale of loans originated for sale	40,593	27,776
Cash disbursements for loans originated for sale	(35,510)	(75,903)
Deferred income tax provision	(350)	(52)
(Gains) losses on other assets	(1,049)	(53)
Decrease (increase) in interest receivable	1,977	(1,488)
Amortization of stock based compensation arrangements	375	370
Other, net	4,633	3,733

Net cash provided (used) by operating activities	25,985	(33,416)

INVESTING ACTIVITIES
Purchases of securities:
Held for investment	—	(140)
Available for sale	(31,126)	(34,079)
Maturities of securities:
Held for investment	1,270	1,388
Available for sale	28,189	16,978
Proceeds from sales and calls of securities:
Held for investment	1	7
Available for sale	62,159	1,068
Net decrease in federal funds sold	2,246	5,000
Purchases of loans	(1,304)	(89)
Proceeds from sales of loans	737	2,372
Net other decrease in loans	8,453	16,356
Purchases of premises, equipment and other	(2,782)	(1,531)
Proceeds from the sale of other assets	10,917	1,426

Net cash provided by investing activities	78,760	8,756

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	151,921	95,201
Net increase (decrease) in certificates of deposits and IRA’s	10,524	(15,200)
Net (decrease) increase in short-term borrowings	(150)	900
Net decrease in long-term borrowings	(1,069)	—
Issuance of common stock	541	661
Cash dividends paid	(3,846)	(3,523)

Net cash provided by financing activities	157,921	78,039

Net increase in cash, due from banks and interest bearing deposits	262,666	53,379
Cash, due from banks and interest bearing deposits at the beginning of the period	1,204,079	1,036,510

Cash, due from banks and interest bearing deposits at the end of the period	$1,466,745	$1,089,889

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$7,105	$7,899

The accompanying Notes are an integral part of these condensed consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., Exchange National Bank of Moore, The Okemah National Bank and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BancFirst Agency, Inc., Lenders Collection Corporation and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2010, the date of the most recent annual report.

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

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20 “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for loan losses. The new disclosures that relate to information as of the end of the reporting period were effective as of December 31, 2010, whereas the disclosures related to activity that occurred during the reporting periods were effective January 1, 2011. The adoption of this disclosure-only guidance did not have an effect on the Company’s financial statements. See Note (5) for disclosure.

In December 2010, the FASB issued ASU 2010-28 “Intangibles – Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. For public entities, the amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not have any reporting units with zero or negative carrying amounts, therefore the adoption of this update did not have an effect on the Company’s financial statements.

In January 2011, the FASB issued ASU 2011-01 “Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” which temporarily defers the effective date in ASU 2010-20 for disclosure about troubled debt restructuring by creditors to coincide with the effective date of the proposed guidance clarifying what constitutes a troubled debt restructuring. The adoption of this disclosure-only guidance is not expected to have an effect on the Company’s financial statements.

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected have a significant effect on the Company’s financial statements.

(3)	RECENT TRANSACTIONS, INCLUDING MERGERS & ACQUISITIONS

On April 7, 2011, the Company announced it had entered into an agreement to acquire FBC Financial Corporation and its subsidiary bank, 1st Bank Oklahoma with banking locations in Claremore, Tulsa, Verdigris, and Inola, Oklahoma. The Company expects to pay a premium of $1.5 million above the equity capital of FBC Financial Corporation. 1st Bank Oklahoma has approximately $256 million in total assets, $117 million in loans, $187 million in deposits and $24 million in equity capital. The transaction is scheduled to be completed in July 2011, and is subject to regulatory approval. The bank will operate under its present name until it is merged into BancFirst, which is expected to be during the first quarter of 2012. The acquisition is not expected to have a material effect on the Company’s consolidated financial statements.

On December 15, 2010, the Company completed the previously announced acquisition of OK Bancorporation, Inc., and its subsidiary bank, The Okemah National Bank. At acquisition, The Okemah National Bank had approximately $73 million in total assets, $32 million in loans, $62 million in deposits, and $9 million in equity capital. The bank will operate as The Okemah National Bank until it is merged into BancFirst, which is expected to be during the fourth quarter of 2011. The acquisition did not have a material effect on the Company’s consolidated financial statements.

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

The Company recorded a total of $13.3 million of goodwill and core deposit intangibles as a result of the three acquisitions completed in 2010. The combined acquisitions added approximately $371 million in total assets, $169 million in loans and $295 million in deposits. The effects of these acquisitions were included in the consolidated financial statements of the Company from the date of acquisition forward. The Company does not believe these acquisitions, individually or in aggregate were material to the Company’s consolidated financial statements.

Effective June 30, 2010, the Company ceased participation in the Transaction Account Guarantee Program (“TAGP”) for extended coverage of noninterest-bearing transaction deposit accounts. Accordingly, the standard insurance amount was in effect for the Company’s deposit accounts through December 31, 2010. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

On April 1, 2010, the Company’s insurance agency BancFirst Insurance Services, Inc., also operating as Wilcox & McGrath, Inc., completed its acquisition of RBC Agency, Inc., which has offices in Shawnee and Stillwater. BancFirst Insurance Services, Inc. has offices in Oklahoma City, Tulsa, Lawton and Muskogee. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. As of March 31, 2011, the Company had no student loans held for sale and had approximately $54 million of student loans held for investment.

(4)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	March 31,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Held for investment, at cost (market value; $21,406, $29,465 and $22,640, respectively)	$20,740	$28,540	$22,011
Available for sale, at market value	663,488	402,046	724,332

Total	$684,228	$430,586	$746,343

The following table summarizes the maturity of securities:

	March 31,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Contractual maturity of debt securities:
Within one year	$357,811	$73,659	$367,871
After one year but within five years	147,924	244,598	190,596
After five years but within ten years	65,693	20,968	70,872
After ten years	98,954	81,474	103,626

Total debt securities	670,382	420,699	732,965
Equity securities	13,846	9,887	13,378

Total	$684,228	$430,586	$746,343

The following table summarizes the amortized cost and estimated market values of debt securities held for investment:

	Number of Securities	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
Held for Investment
March 31, 2011
With unrealized gains	162	$669	$—	$21,029
With unrealized losses	4	—	(3)	377
March 31, 2010
With unrealized gains	198	929	—	29,078
With unrealized losses	4	—	(4)	387
December 31, 2010
With unrealized gains	164	638	—	22,014
With unrealized losses	7	—	(9)	626

The following table summarizes the amortized cost and estimated market values of debt securities available for sale (excludes equity securities):

	Number of Securities	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
Available for Sale
March 31, 2011
With unrealized gains	314	$10,458	$—	$558,712
With unrealized losses	127	—	(952)	90,930
March 31, 2010
With unrealized gains	207	14,494	—	316,132
With unrealized losses	26	—	(409)	76,027
December 31, 2010
With unrealized gains	291	11,642	—	580,028
With unrealized losses	199	—	(1,869)	130,926

The following table is a summary of the Company’s book value of pledged securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	March 31,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Book value of pledged securities	$520,191	$289,276	$628,911

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	March 31,				December 31,
	2011		2010		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$535,881	19.16%	$504,624	18.24%	$549,050	19.53%
Oil & gas production & equipment	100,565	3.60	83,351	3.01	94,535	3.36
Agriculture	77,745	2.78	81,943	2.96	87,879	3.13
State and political subdivisions:
Taxable	9,380	0.34	10,171	0.37	9,627	0.34
Tax-exempt	10,736	0.38	8,329	0.30	10,301	0.37
Real Estate:
Construction	228,340	8.17	208,136	7.53	230,367	8.19
Farmland	91,907	3.29	83,875	3.03	93,137	3.31
One to four family residences	600,547	21.48	564,189	20.40	608,786	21.65
Multifamily residential properties	31,937	1.14	29,417	1.07	31,257	1.11
Commercial	824,105	29.47	767,946	27.76	797,564	28.36
Consumer	260,067	9.30	396,024	14.32	273,277	9.73
Other	25,180	0.89	28,299	1.01	26,184	0.92

Total loans	$2,796,390	100.00%	$2,766,304	100.00%	$2,811,964	100.00%

Loans held for sale (included above)	$7,143		$142,903		$11,776

The Company’s loans are mostly to customers within Oklahoma and over 60% of the loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

As of March 31, 2011, the Company had no student loans held for sale and had approximately $54 million of student loans held for investment. Loans held for sale included $136 million of guaranteed student loans at March 31, 2010. Student loans are classified as consumer loans in the preceding table and valued at the lower of cost or market. On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. During October 2010 the Company sold student loans held for sale of approximately $144 million.

Appraisal Policy

An updated appraisal of the collateral is obtained when a loan is first identified as a problem loan. Appraisals are reviewed annually and are updated as needed, or are updated more frequently if significant changes are believed to have occurred in the collateral or market conditions.

Nonaccrual Policy

The Company does not accrue interest on (1) any loan upon which a default of principal or interest has existed for a period of 90 days or over unless the collateral margin or guarantor support are such that full collection of principal and interest are not in doubt, and an orderly plan for collection is in process; and (2) any other loan for which it is expected full collection of principal and interest is not probable.

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

Nonaccrual loans, accruing loans past due more than 90 days, and restructured loans are shown in the table below. Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $264,000 for the three months ended March 31, 2011.

The following is a summary of nonperforming and restructured assets:

	March 31,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Past due over 90 days and still accruing	$3,016	$589	$1,096
Nonaccrual	24,391	37,801	26,701
Restructured	316	1,912	294

Total nonperforming and restructured loans	27,723	40,302	28,091
Other real estate owned and repossessed assets	15,974	10,272	23,179

Total nonperforming and restructured assets	$43,697	$50,574	$51,270

Nonperforming and restructured loans to total loans	0.99%	1.46%	1.00%

Nonperforming and restructured assets to total assets	0.83%	1.12%	1.01%

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the credit risk component in the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

As of March 31, 2011
(Dollars in thousands)
Non-residential real estate	$10,091
Residential real estate	6,639
Non-consumer non-real estate	2,186
Consumer non-real estate	160
Other loans	4,530
Acquired loans	785

Total	$24,391

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Receivables
	As of March 31, 2011
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
Non-residential real estate	$1,654	$1,272	$2,926	$944,336	$947,262	$712
Residential real estate	3,727	1,637	5,364	667,141	672,505	202
Non-consumer non-real estate	3,780	1,643	5,423	671,979	677,402	1,231
Consumer non-real estate	1,840	187	2,027	194,412	196,439	166
Other loans	3,507	3,577	7,084	152,877	159,961	508
Acquired loans	2,258	866	3,124	139,697	142,821	197

Total	$16,766	$9,182	$25,948	$2,770,442	$2,796,390	$3,016

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

The following table presents impaired loans, segregated by class of loans as of March 31, 2011. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
Non-residential real estate	$10,491	$10,091	$873	$10,717
Residential real estate	7,178	6,639	1,633	6,836
Non-consumer non-real estate	2,440	2,186	566	1,886
Consumer non-real estate	195	160	46	228
Other loans	4,871	4,530	143	4,552
Acquired loans	795	785	56	1,326

Total	$25,970	$24,391	$3,317	$25,545

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

Grade 6—Charge Off—This category consists of loans that are considered uncollectible and other assets with little or no value.

The following table presents internal loan grading by class of loans as of March 31, 2011:

	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
Non-residential real estate	$799,790	$107,120	$30,599	$9,753	$—	$947,262
Residential real estate	582,923	70,233	12,490	6,859	—	672,505
Non-consumer non-real estate	590,490	76,218	8,677	1,722	295	677,402
Consumer non-real estate	186,306	7,704	2,211	218	—	196,439
Other loans	152,750	2,477	1,879	2,854	—	159,960
Acquired loans	112,593	22,710	6,733	635	151	142,822

Total	$2,424,852	$286,462	$62,589	$22,041	$446	$2,796,390

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

Changes in the ALLL are summarized as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$35,745	$36,383

Charge-offs	(561)	(638)
Recoveries	164	139

Net charge-offs	(397)	(499)

Provisions charged to operations	788	896

Balance at end of period	$36,136	$36,780

The following table details activity in the ALLL by class of loans for the quarter presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Non- Residential Real Estate	Residential Real Estate	Non- Consumer Non-Real Estate	Consumer Non-Real Estate	Other Loans	Acquired Loans	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance	$13,142	$8,957	$9,587	$2,301	$1 ,758	$—	$35,745

Charge-offs	(133)	(189)	(5)	(105)	(100)	(29)	(561)
Recoveries	9	56	55	32	2	10	164

Net charge-offs	(124)	(133)	50	(73)	(98)	(19)	(397)

Provisions charged to operations	(39)	788	(472)	30	39	442	788

Balance at March 31, 2011	$12,979	$9,612	$9,165	$2,258	$1,699	$423	$36,136

Ending balances:
Individually evaluated for impairment	$3,198	$2,631	$1966	$311	$250	$—	$8,356
Collectively evaluated for impairment	9,781	6,981	7,199	1,947	1,449	423	27,780

Balance at March 31, 2011	$12,979	$9,612	$9,165	$2,258	$1,699	$423	$36,136

Loans-Ending balances:
Individually evaluated for impairment	$40,352	$19,349	$10,694	$2,429	$552	$—	$73,376
Collectively evaluated for impairment	906,910	653,156	666,708	194,010	159,409	135,303	2,715,496
Loans acquired with deteriorated credit quality	—	—	—	—	—	7,518	7,518

Balance at March 31, 2011	$947,262	$672,505	$677,402	$196,439	$159,961	$142,821	$2,796,390

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets are summarized as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Other real estate owned	$2,182	$1,531
Repossessed assets	478	151

Total	$2,660	$1,682

(6)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	March 31,				December 31,
	2011		2010		2010
	(Dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$11,586	$(4,633)	$7,222	$(3,739)	$11,586	$(4,343)
Customer relationship intangibles	5,657	(1,377)	4,448	(1,029)	5,657	(1,290)

Total	$17,243	$(6,010)	$11,670	$(4,768)	$17,243	$(5,633)

Amortization of intangible assets and estimated amortization of intangible assets are as follows: (dollars in thousands):

Amortization:
Three months ended March 31, 2011	$377
Three months ended March 31, 2010	242
Year ended December 31, 2010	1,107
Estimated Amortization
Year ending December 31:
2011	$1,507
2012	1,507
2013	1,340
2014	1,123
2015	1,116

At March 31, 2011, the weighted-average remaining life all intangible assets was 8.4 years which consisted of customer relationship intangibles with a weighted-average life of 13.0 years and core deposit intangibles with a weighted-average life of 6.4 years.

(7)	COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit which involve elements of credit and interest-rate risk to varying degrees. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the instrument’s contractual amount. To control this credit risk, the Company uses the same underwriting standards as it uses for loans recorded on the balance sheet.

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

(8)	LONG-TERM BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $440 million, are pledged as collateral for the borrowings under the line of credit. As of March 31, 2011, the Company had approximately $18.7 million in advances outstanding due to acquisitions during 2010. On October 8, 2010, the Company completed the acquisition of Union National Bancshares, Inc., and its subsidiary bank, Union Bank of Chandler, which had $765,000 in FHLB advances outstanding as of that date. On December 10, 2010, the Company completed the acquisition of Exchange Bancshares of Moore, Inc., and its subsidiary bank, Exchange National Bank of Moore, which had $19 million in FHLB advances outstanding as of this date. The advances mature at varying dates through 2014. The Company had no FHLB borrowings as of March 31, 2010.

On December 13, 2010, the Company borrowed $14.5 million from a commercial bank for a three year term. The loan has an interest rate of 3% per annum, payable quarterly on the first day of March, June, September and December until the maturity date of November 30, 2013. A scheduled principal reduction payment will be made on or before November 30, 2011 and November 30, 2012 equal to 25% of the unpaid principal amount outstanding. The loan may be prepaid in whole or in part without fee or penalty at any time. The proceeds were used to fund a portion of the Company’s recent acquisitions.

(9)	JUNIOR SUBORDINATED DEBENTURES

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

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,650,000 shares in May 2009. At March 31, 2011, 2,360 shares were available for future grants. The BancFirst ISOP will terminate December 31, 2014. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2011 will become exercisable through the year 2018. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At March 31, 2011, 30,000 shares are available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2011 will become exercisable through the year 2015. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The following is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended March 31, 2011
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at December 31, 2010	1,172,181	$28.32
Options granted	87,500	41.51
Options exercised	(20,000)	21.92

Outstanding at March 31, 2011	1,239,681	29.35	8.85	$16,519

Exercisable at March 31, 2011	711,156	22.63	5.98	$14,261

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)
Weighted average grant date fair value per share of options granted	$12.99	N/A
Total intrinsic value of options exercised	405	$553
Cash received from options exercised	438	608
Tax benefit realized from options exercised	157	213

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded share-based employee compensation expense, net of tax, for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Share-based employee compensation expense	$230	$227

The Company will continue to amortize the remaining fair value of these stock options of approximately $6.3 million, over the remaining vesting period of approximately seven years. The following table shows the assumptions used for computing share-based employee compensation expense under the fair value method.

	March 31,
	2011	2010
Risk-free interest rate	3.44%	4.00%
Dividend yield	2.00%	1.50%
Stock price volatility	27.30%	38.61%
Expected term	10Yrs	10Yrs

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

(11)	STOCKHOLDERS’ EQUITY

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for stockholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At March 31, 2011 there were 543,900 shares remaining that could be repurchased under the SRP. The Company did not repurchase shares under the SRP for the three months ended March 31, 2011 or 2010.

The Company is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes, as of March 31, 2011, that the Company met all capital adequacy requirements to which they are subject. The required minimums and the Company’s respective ratios are shown as follows:

	Minimum Required	March 31,		December 31, 2010
		2011	2010
		(Dollars in thousands)
Tier 1 capital		$431,546	$410,928	$419,923
Total capital		$467,683	$447,621	$455,668
Risk-adjusted assets		$3,107,366	$2,935,332	$3,104,737
Leverage ratio	3.00%	8.33%	9.20%	8.39%
Tier 1 capital ratio	4.00%	13.89%	14.00%	13.53%
Total capital ratio	8.00%	15.05%	15.25%	14.68%

As of March 31, 2011 and 2010, and December 31, 2010, BancFirst was considered to be “well capitalized”. To be well capitalized under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(12)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2011
Basic
Income available to common stockholders	$11,355	15,375,644	$0.74

Effect of stock options	—	303,653

Diluted
Income available to common stockholders plus assumed exercises of stock options	$11,355	15,679,297	$0.72

Three Months Ended March 31, 2010
Basic
Income available to common stockholders	$9,303	15,319,111	$0.61

Effect of stock options	—	308,901

Diluted
Income available to common stockholders plus assumed exercises of stock options	$9,303	15,628,012	$0.60

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the effect of the assumed exercises was greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended March 31, 2011	454,450	$38.52
Three Months Ended March 31, 2010	398,200	$40.06

(13)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2011
Securities available for sale	$35,128	$614,514	$13,846	$663,488
Derivative assets	—	10,179	—	10,179
Derivative liabilities	—	8,537	—	8,537
Loans held for sale	—	7,143	—	7,143

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2010
Securities available for sale	$912	$391,247	$9,887	$402,046
Derivative assets	—	10,635	—	10,635
Derivative liabilities	—	8,820	—	8,820
Loans held for sale	—	142,903	—	142,903

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Beginning balance	$13,378	$10,508
Purchases	528	—
Sales	(53)	(617)
Gains included in earnings	2	—
Total unrealized losses	(9)	(4)

Ending balance	$13,846	$9,887

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Cash and due from banks	$133,639	$133,639	$100,436	$100, 436
Federal funds sold and interest-bearing deposits	1,372,067	1,371,457	989,453	988,396
Securities	684,228	684,894	430,586	431,511
Loans:
Loans (net of unearned interest)	2,796,390		2,766,304
Allowance for loan losses	(36,136)		(36,780)

Loans, net	2,760,254	2,770,479	2,729,524	2,740,868
Derivative assets	10,179	10,179	10,635	10,635
FINANCIAL LIABILITIES
Deposits	4,666,199	4,678,571	4,009,017	4,036,050
Short-term borrowings	7,100	7,100	1,000	1,000
Long-term borrowings	33,196	32,539	—	—
Derivative liabilities	8,537	8,537	8,820	8,820
Junior subordinated debentures	28,866	30,260	26,804	27,619
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,147		1,151
Letters of credit		435		454

Non-financial Assets and Non-financial Liabilities

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include foreclosed assets (valued upon initial recognition or subsequent impairment), and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. These items are evaluated at least annually for impairment. The overall level of non-financial assets and non-financial liabilities were not considered to be significant to the Company at March 31, 2011 or 2010.

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

Impaired loans are generally collateral dependent and are reported at book balance before deducting any specific or general allowance for those loans. The fair value of those loans is the remainder after deducting the specific and general allowance. Impaired loans, upon initial recognition, are measured and adjusted to fair value through a charge-off to the allowance for possible loan losses.

Foreclosed assets, upon initial recognition, are measured and adjusted to fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset.

Other real estate owned is remeasured at fair value subsequent to initial recognition, with any losses recognized in net expense from other real estate owned.

The following table summarizes assets measured at fair value on a nonrecurring basis as of March 31, 2011 and the related gains or losses recognized during the period:

Description	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Impaired loans	—	—	$21,074	$21,074	$—
Foreclosed assets	—	—	387	387	—
Other real estate owned	—	—	15,587	15,587	—

(14)	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		March 31,				December 31,
		2011		2010		2010
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	456	$8,056	302	$5,663	372	$5,417
Derivative liabilities	Barrels	(456)	(7,191)	(302)	(5,172)	(372)	(4,627)
Natural Gas
Derivative assets	MMBTUs	3,161	2,123	4,174	8,007	1,733	2,329
Derivative liabilities	MMBTUs	(3,161)	(1,346)	(4,174)	(6,683)	(1,733)	(1,554)
Total Fair Value	Included in
Derivative assets	Other assets		10,179		10,635		5,229
Derivative liabilities	Other liabilities		8,537		8,820		3,664

The following table is a summary of the Company’s recognized income related to this activity, which was included in other noninterest income:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Derivative income	$124	$108

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

Customer credit exposure is managed by strict position and maturity limits and is primarily offset by first liens on production while the remainder is offset by cash. Counterparty credit exposure is managed by selecting highly rated counterparties (rated A- or better by Standard and Poor’s) and monitoring market information or utilizing fully margined accounts with futures merchants authorized by the applicable futures exchanges.

The following table is a summary of the Company’s credit exposure relating to oil and gas swaps and options with bank counterparties:

	March 31,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Credit exposure	$64	$10,000	$3,244

The Company entered into a $30 million five year guaranty with a counterparty on June 4, 2008 for the timely payment of the obligations of its subsidiary Bank related to the settlement of oil and gas positions.

(15)	SEGMENT INFORMATION

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended:
March 31, 2011
Net interest income (expense)	$12,172	$24,137	$1,992	$(1,011)	$—	$37,290
Noninterest income	2,806	9,038	5,154	12,647	(11,916)	17,729
Income before taxes	8,482	13,220	2,500	5,487	(11,855)	17,834
March 31, 2010
Net interest income (expense)	$11,258	$21,991	$1,451	$(838)	$—	$33,862
Noninterest income	2,562	8,355	4,342	10,424	(9,723)	15,960
Income before taxes	7,005	11,924	1,619	3,149	(9,672)	14,025
Total Assets:
March 31, 2011	$1,608,389	$3,388,106	$156,061	$627,984	$(540,882)	$5,239,658
March 31, 2010	$1,472,093	$2,807,863	$280,694	$440,146	$(492,007)	$4,508,789
December 31, 2010	$1,534,552	$3,298,409	$140,854	$611,979	$(525,545)	$5,060,249

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

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This discussion and analysis should be read in conjunction with the Company’s December 31, 2010 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the Company’s consolidated financial statements and the related Notes included in Item 1.

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

SUMMARY

BancFirst Corporation’s net income for the first quarter of 2011 was $11.4 million compared to $9.3 million for the first quarter of 2010. Diluted net income per share was $0.72 and $0.60 for the first quarter of 2011 and 2010, respectively.

Net interest income for the first quarter of 2011 was $37.3 million, compared to $33.9 million for the first quarter of 2010. The increase in the Company’s net interest income was due to the growth in earning assets which totaled $4.8 billion at March 31, 2011. The Company’s net interest margin was 3.21% for the first quarter of 2011 compared to 3.38% for the first quarter of 2010 due to the repricing of higher yielding loans and securities at lower rates as interest rates remain at historically low levels. Provision for loan losses was $788,000 for the first quarter of 2011 compared to $896,000 for the first quarter of 2010. Noninterest income totaled $17.7 million for the first quarter of 2011, an increase of 11.1% over $16.0 million for the first quarter of 2010. Noninterest expense was $36.4 million for the first quarter of 2011 compared to $34.9 million for the first quarter of 2010.

Total assets at March 31, 2011 were $5.2 billion, up $731 million or 16.2% from a year ago due in part to the three bank acquisitions in the fourth quarter of 2010. Compared to year end 2010, total assets grew by $179 million from $5.1 billion. Total loans at March 31, 2011 were $2.8 billion, an increase of $30 million or 1.1% from March 31, 2010, compared to a decrease of $16 million from December 31, 2010. At March 31, 2011 total deposits were $4.7 billion, up $657 million or 16.4% from March 31, 2010 and up $162 million or 3.6% from December 31, 2010. The Company’s liquidity remains strong as its average loan-to-deposit ratio was 60.8% at March 31, 2011 compared to 70.1% at March 31, 2010. Stockholders’ equity was $466.8 million as of March 31, 2011, an increase of $29.9 million from March 31, 2010 and $8.2 million from December 31, 2010. Average stockholders’ equity to average assets was 9.03% at March 31, 2011, compared to 9.86% at March 31, 2010. The Company’s deposits included no brokered deposits at March 31, 2011.

Asset quality has improved somewhat in 2011 and 2010 after deteriorating from 2007 through 2009, as measured by a ratio of nonperforming and restructured assets to total assets of 0.83% at March 31, 2011, compared to 1.12% at March 31, 2010 and 1.01% for the year ended December 31, 2010. The Company sold a commercial property held in other real estate owned valued at $6.9 million in the first quarter of 2011. The allowance for loan losses equaled 130.4% of nonperforming and restructured loans at March 31, 2011, versus 91.3% at March 31, 2010 and 127.2% at December 31, 2009. Quarterly net charge-offs to average loans remained low at 0.06% at March 31, 2011, compared to 0.07% at March 31, 2010 and 0.09% at December 31, 2010. The allowance for loan losses as a percentage of total loans was 1.29% at March 31, 2011 compared to 1.33% at March 31, 2010 and 1.27% at December 31, 2010.

On April 7, 2011, the Company announced it had entered into an agreement to acquire FBC Financial Corporation and its subsidiary bank, 1st Bank Oklahoma with banking locations in Claremore, Tulsa, Verdigris, and Inola, Oklahoma. The Company expects to pay a premium of $1.5 million above the equity capital of FBC Financial Corporation. 1st Bank Oklahoma has approximately $256 million in total assets, $117 million in loans, $187 million in deposits and $24 million in equity capital. The transaction is scheduled to be completed in July 2011, and is subject to regulatory approval. The bank will operate under its present name until it is merged into BancFirst, which is expected to be during the first quarter of 2012. The acquisition is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company recorded a total of $13.3 million of goodwill and core deposit intangibles as a result of the three acquisitions completed in 2010. The combined acquisitions added approximately $371 million in total assets, $169 million in loans and $295 million in deposits. The effects of these acquisitions are included in the consolidated financial statements of the Company from the date of acquisition forward. The Company does not believe these acquisitions, individually or in aggregate are material to the Company’s consolidated financial statements.

Effective June 30, 2010, the Company ceased participation in the Transaction Account Guarantee Program (“TAGP”) for extended coverage of noninterest-bearing transaction deposit accounts. Accordingly, the standard insurance amount of $250,000 was in effect for the Company’s deposit accounts through December 31, 2010. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for non-interest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

On April 1, 2010, the Company’s insurance agency BancFirst Insurance Services, Inc., also operating as Wilcox & McGrath, Inc., completed its acquisition of RBC Agency, Inc., which has offices in Shawnee and Stillwater. BancFirst Insurance Services, Inc. has offices in Oklahoma City, Tulsa, Lawton and Muskogee. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. As of March 31, 2011, the Company had approximately $54 million of student loans held for investment remaining in the loan portfolio.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note (2) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

SEGMENT INFORMATION

See Note (15) of the Notes to Consolidated Financial Statements for disclosures regarding business segments.

RESULTS OF OPERATIONS

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Income Statement Data
Net interest income	$37,290	$33,862
Provision for loan losses	788	896
Securities transactions	8	136
Total noninterest income	17,729	15,960
Salaries and employee benefits	21,812	19,948
Total noninterest expense	36,397	34,901
Net income	11,355	9,303
Per Common Share Data
Net income – basic	$0.74	$0.61
Net income – diluted	0.72	0.60
Cash dividends	0.25	0.23
Performance Data
Return on average assets	0.89%	0.85%
Return on average stockholders’ equity	9.90	8.66
Cash dividend payout ratio	33.78	37.70
Net interest spread	2.95	3.05
Net interest margin	3.21	3.38
Efficiency ratio	66.15	70.05
Net charge-offs to average loans	0.06	0.07

Net Interest Income

For the three months ended March 31, 2011, net interest income, which is the Company’s principal source of operating revenue, increased $3.4 million, or 10.1%, compared to the three months ended March 31, 2010. The increase in income was attributable to the increase in the Company’s average earning assets which were $4.8 billion, up $668 million from March 31, 2010. The Company’s net interest margin decreased 0.17% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, as interest rates remain at historically low levels and due to the increase in earning assets at relatively low rates. If interest rates and/or loan volume do not increase, management expects continued compression of its net interest margin in 2011.

Provision for Loan Losses

The Company’s provision for loan losses decreased $108,000 or 12.1% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease in the loan loss provision during the year was due to decreases in the levels of nonperforming and potential problem loans. Net loan charge-offs were $397,000 for the first quarter of 2011, compared to $499,000 for the first quarter of 2010. The rate of net charge-offs to average total loans is presented above.

Noninterest Income

Noninterest income increased $1.8 million or 11.1% for the three months ended March 31, 2011 compared to the same period in 2010. Noninterest income was higher in 2011 due to higher trust and commercial deposit revenues, insurance commissions and treasury management services.

The Company had income from check card usage totaling $3.4 million and $2.9 million during the three months ended March 31, 2011 and 2010, respectively. The recently enacted Dodd-Frank Act has given the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers. Because of the uncertainty as to any future rulemaking by the Federal Reserve, the Company cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of income from check card usage reported in future periods.

Noninterest Expense

Noninterest expense increased $1.5 million or 4.3% for the three months ended March 31, 2011 compared to the same period in 2010. The increase in noninterest expense was due to the acquisitions made in the later part of 2010, partially offset by a gain on the sale of other real estate of approximately $988,000.

Income Taxes

The Company’s effective tax rate on income before taxes was 36.3% for the first quarter of 2011 compared to 33.7% for the first quarter of 2010. The increase was a result of higher pretax earnings and Federal tax credits that were fully utilized during 2010, which was the final year for these credits.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	March 31,
	2011	2010	December 31,
	(unaudited)	(unaudited)	2010
Balance Sheet Data
Total assets	$5,239,658	$4,508,789	$5,060,249
Total loans (net of unearned interest)	2,796,390	2,766,304	2,811,964
Allowance for loan losses	36,136	36,780	35,745
Securities	684,228	430,586	746,343
Deposits	4,666,199	4,009,017	4,503,754
Stockholders’ equity	466,827	436,901	458,594
Book value per share	30.33	28.49	29.84
Tangible book value per share	26.71	25.78	26.19
Average loans to deposits (year-to-date)	60.83%	70.05%	67.58%
Average earning assets to total assets (year-to-date)	92.49	92.62	92.74
Average stockholders’ equity to average assets (year-to-date)	9.03	9.86	9.74
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.99%	1.46%	1.00%
Nonperforming and restructured assets to total assets	0.83	1.12	1.01
Allowance for loan losses to total loans	1.29	1.33	1.27
Allowance for loan losses to nonperforming and restructured loans	130.35	91.26	127.25

Cash, Federal Funds Sold and Interest Bearing Balances with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of March 31, 2011 increased $416 million from March 31, 2010 and $260 million from December 31, 2010. The increase was primarily from deposit growth. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the high degree of counterparty instability in the Fed Funds market and near zero overnight fed funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

Securities

At March 31, 2011, total securities increased $254 million or 58.9% compared to March 31, 2010 and decreased $62 million or 8.3% compared to December 31, 2010. The size of the Company’s securities portfolio is a function of pledging requirements, liquidity management and excess funds available for investment. The Company has historically maintained a liquid securities portfolio to provide funds for loan growth. Over the past two years, the Company’s traditional deposits grew when funds from commercial sweep balances flowed into the bank. This excess liquidity has been maintained at the Federal Reserve since these deposits are expected to be transitory and will most likely revert to sweep accounts when interest rates rise. The net unrealized gain on securities available for sale, before taxes, was $12.8 million at March 31, 2011, compared to a net unrealized gain of $15.9 million at March 31, 2010 and a net unrealized gain of $13.0 million at December 31, 2010. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $8.3 million, $10.4 million and $8.5 million respectively.

Loans

At March 31, 2011, total loans were up $30 million or 1.1% from March 31, 2010 and were down $16 million or 0.6% from December 31, 2010. The increase compared to a year ago was due primarily to the Company’s recent acquisitions partially offset by the sale of approximately $144 million of student loans. The allowance for loan losses decreased by $644,000 or 1.8% compared to the first quarter of 2010 and increased by $391,000 or 1.1% from year-end 2010. The allowance for loan losses as a percentage of total loans and the allowance to nonperforming and restructured loans are shown in the table above.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $43.7 million at March 31, 2011, compared to $50.6 million at March 31, 2010 and $51.3 million at December 31, 2010. An other real estate owned property valued at $6.9 million was sold in the first quarter of 2011 which resulted in a pre tax gain of $988,000. Nonperforming and restructured assets as a percentage of total loans is shown in the table above.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $62.6 million of these loans at March 31, 2011 compared to $75.1 million at March 31, 2010 and $60.3 million at December 31, 2010. These loans are not included in nonperforming and restructured assets. In general, these loans are adequately collateralized and have no identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Deposits

At March 31, 2011 total deposits increased $657 million compared to March 31, 2010, and $162 million compared to December 31, 2010. The increase from March 31, 2010 was due to acquisitions and internal growth. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s deposit base continued to be comprised substantially of core deposits, with certificates of deposit exceeding $100,000 being only 9.2% of total deposits at March 31, 2011, compared to 9.4% at March 31, 2010 and 9.1% at December 31, 2010.

Short-Term Borrowings

Short-term borrowings consist primarily of Federal funds purchased and repurchase agreements and are another source of funds for the Company. Fluctuations in short-term borrowings are a function of Federal funds purchased from correspondent banks, customer demand for repurchase agreements and the liquidity needs of the bank. Short-term borrowings increased $6.1 million from March 31, 2010, and decreased $150,000 from December 31, 2010.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $440 million, are pledged as collateral for the borrowings under the line of credit. As of March 31, 2011, the Company had approximately $18.7 million in advances outstanding due to acquisitions during 2010. On October 8, 2010, the Company completed the acquisition of Union National Bancshares, Inc., and its subsidiary bank, Union Bank of Chandler, which had $765,000 in FHLB advances outstanding as of that date. On December 10, 2010, the Company completed the acquisition of Exchange Bancshares of Moore, Inc., and its subsidiary bank, Exchange National Bank of Moore, which had $19 million in FHLB advances outstanding as of this date. The advances mature at varying dates through 2014. The Company had no FHLB borrowings as of March 31, 2010.

On December 13, 2010, the Company borrowed $14.5 million from a commercial bank for a three year term. The loan has an interest rate of 3% per annum, payable quarterly on the first day of March, June, September and December until the maturity date of November 30, 2013. A scheduled principal reduction payment will be made on or before November 30, 2011 and November 30, 2012 equal to 25% of the unpaid principal amount outstanding. The loan may be prepaid in whole or in part without fee or penalty at any time. The proceeds were used to fund a portion of the Company’s recent acquisitions.

Capital Resources and Liquidity

At March 31, 2011, stockholders’ equity increased $29.9 million from March 31, 2010 and $8.2 million from December 31, 2010 due to net earnings retained, stock option exercises, and unrealized gains on securities, partially offset by dividends and unrealized losses on securities. The Company’s leverage ratio and total risk-based capital ratio were 8.33% and 15.05%, respectively, at March 31, 2011, well in excess of the regulatory minimums.

See Note (11) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

There have not been material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

CONTRACTUAL OBLIGATIONS

There have not been any material changes in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$2,793,378	$39,350	5.71%	$2,755,744	$37,442	5.51%
Securities – taxable	618,709	3,627	2.38	387,459	3,010	3.15
Securities – tax exempt	79,273	969	4.96	36,704	507	5.60
Interest bearing deposits with banks and Federal funds sold	1,272,987	796	0.25	916,510	574	0.25

Total earning assets	4,764,347	44,742	3.81	4,096,417	41,533	4.11

Nonearning assets:
Cash and due from banks	137,393			109,758
Interest receivable and other assets	285,353			253,165
Allowance for loan losses	(35,930)			(36,419)

Total nonearning assets	386,816			326,504

Total assets	$5,151,163			$4,422,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$712,074	$412	0.23%	$609,443	$367	0.24%
Savings deposits	1,603,653	2,849	0.72	1,326,881	3,073	0.94
Time deposits	915,971	2,984	1.32	859,118	3,484	1.64
Short-term borrowings	6,603	4	0.25	763	—	—
Long-term borrowings	33,719	246	2.96	—	—	—
Junior subordinated debentures	28,866	525	7.38	26,804	489	7.40

Total interest-bearing liabilities	3,300,886	7,020	0.86	2,823,009	7,413	1.06

Interest-free funds:
Noninterest-bearing deposits	1,360,631			1,138,291
Interest payable and other liabilities	24,458			25,724
Stockholders’ equity	465,188			435,897

Total interest free funds	1,850,277			1,599,912

Total liabilities and stockholders’ equity	$5,151,163			$4,422,921

Net interest income		$37,722			$34,120

Net interest spread			2.95%			3.05%

Net interest margin			3.21%			3.38%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2010, the date of its annual report to stockholders.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Treasurer, Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the first fiscal quarter of 2011 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries are subject to various claims and legal actions that have arisen in the normal course of conducting business. None of these actions are believed by management to involve amounts that will be material to the Company’s consolidated financial position, results of operations or liquidity.

The Company is not currently aware of any additional or material changes to pending or threatened litigation against the Company or its subsidiaries or that involves any of the Company or its subsidiaries’ property that could have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors.

As of March 31, 2011, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.9	Form of Indenture relating to the Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, and Form of Certificate to Trustee. (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit

10.1	Ninth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.5	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement adopted June 25, 2009 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.6	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment (Code Section 415 Compliance) to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.8	Amendment (Pension Protection Act, HEART Act and the Worker, Retiree, and Employer Recovery Act) to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION

Date: May 10, 2011	/s/ Joe T. Shockley, Jr.
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)