Form 10-Q
period 2011-06-30
BANCFIRST CORP /OK/
filed 2011-08-09
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (sec. 232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2011 there were 15,256,464 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,		December 31, 2010 (see Note 1)
	2011	2010
	(unaudited)	(unaudited)
ASSETS
Cash and due from banks	$153,997	$114,655	$93,059
Interest-bearing deposits with banks	1,417,102	908,653	1,111,020
Federal funds sold	100	5,000	41,207
Securities (market value: $583,414, $581,106, and $746,972, respectively)	582,843	580,317	746,343
Loans:
Total loans (net of unearned interest)	2,861,844	2,793,346	2,811,964
Allowance for loan losses	(37,092)	(37,002)	(35,745)

Loans, net	2,824,752	2,756,344	2,776,219
Premises and equipment, net	102,801	91,809	97,796
Other real estate owned	14,991	9,517	22,956
Intangible assets, net	10,857	7,837	11,610
Goodwill	44,593	35,886	44,548
Accrued interest receivable	19,863	25,475	21,914
Other assets	95,546	92,529	93,577

Total assets	$5,267,445	$4,628,022	$5,060,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,509,433	$1,253,808	$1,318,431
Interest-bearing	3,192,566	2,863,552	3,185,323

Total deposits	4,701,999	4,117,360	4,503,754
Short-term borrowings	1,400	2,100	7,250
Accrued interest payable	3,107	3,019	3,235
Long-term borrowings	32,121	—	34,265
Other liabilities	29,555	33,147	24,285
Junior subordinated debentures	28,866	26,804	28,866

Total liabilities	4,797,048	4,182,430	4,601,655

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,273,181, 15,346,800 and 15,368,717, respectively	15,273	15,347	15,369
Capital surplus	74,229	71,196	73,040
Retained earnings	371,150	347,979	361,680
Accumulated other comprehensive income, net of income tax of $5,080, $5,960 and $4,551, respectively	9,745	11,070	8,505

Total stockholders’ equity	470,397	445,592	458,594

Total liabilities and stockholders’ equity	$5,267,445	$4,628,022	$5,060,249

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans, including fees	$40,256	$38,714	$79,513	$76,076
Securities:
Taxable	3,032	2,994	6,659	6,004
Tax-exempt	602	310	1,232	639
Federal funds sold	20	—	41	—
Interest-bearing deposits with banks	886	618	1,661	1,192

Total interest income	44,796	42,636	89,106	83,911

INTEREST EXPENSE
Deposits	5,986	6,471	12,231	13,395
Short-term borrowings	3	1	7	1
Long-term borrowings	255	—	501	—
Junior subordinated debentures	525	494	1,050	983

Total interest expense	6,769	6,966	13,789	14,379

Net interest income	38,027	35,670	75,317	69,532
Provision for loan losses	2,013	871	2,801	1,767

Net interest income after provision for loan losses	36,014	34,799	72,516	67,765

NONINTEREST INCOME
Trust revenue	1,631	1,547	3,218	2,945
Service charges on deposits	10,449	9,901	20,201	18,964
Securities transactions	1,316	(150)	1,324	(14)
Income from sales of loans	420	464	872	807
Insurance commissions	2,471	2,166	4,893	4,020
Cash management services	1,927	1,640	3,692	3,216
Gain/(loss) on sale of other assets	(5)	272	4	377
Other	1,449	1,170	3,183	2,655

Total noninterest income	19,658	17,010	37,387	32,970

NONINTEREST EXPENSE
Salaries and employee benefits	22,557	19,710	44,369	39,658
Occupancy and fixed assets expense, net	2,411	2,085	4,862	4,193
Depreciation	1,889	1,836	3,793	3,647
Amortization of intangible assets	377	268	754	510
Data processing services	1,168	1,024	2,418	2,178
Net expense from other real estate owned	775	164	(131)	251

Marketing and business promotion	1,653	1,277	3,191	2,685
Deposit insurance	764	1,574	2,190	3,063
Other	8,016	6,567	14,561	13,221

Total noninterest expense	39,610	34,505	76,007	69,406

Income before taxes	16,062	17,304	33,896	31,329
Income tax expense	(5,947)	(6,262)	(12,426)	(10,984)

Net income	10,115	11,042	21,470	20,345
Other comprehensive income, net of tax of $742, $380, $529 and $45, respectively
Unrealized gains on securities	578	805	380	56
Reclassification adjustment for gains (losses) included in net income	854	(98)	860	(9)

Comprehensive income	$11,547	$11,749	$22,710	$20,392

NET INCOME PER COMMON SHARE
Basic	$0.66	$0.72	$1.40	$1.33

Diluted	$0.65	$0.71	$1.37	$1.30

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
COMMON STOCK
Issued at beginning of period	$15,390	$15,337	$15,369	$15,309
Shares issued	—	10	21	38
Shares acquired and canceled	(117)	—	(117)	—

Issued at end of period	$15,273	$15,347	$15,273	$15,347

CAPITAL SURPLUS
Balance at beginning of period	$73,935	$70,728	$73,040	$69,725
Common stock issued	—	157	474	748
Tax effect of stock options	23	78	69	120
Stock options expense	271	233	646	603

Balance at end of period	$74,229	$71,196	$74,229	$71,196

RETAINED EARNINGS
Balance at beginning of period	$369,189	$340,473	$361,680	$334,693
Net income	10,115	11,042	21,470	20,345
Dividends on common stock	(3,848)	(3,536)	(7,694)	(7,059)
Common stock acquired and canceled	(4,306)	—	(4,306)	—

Balance at end of period	$371,150	$347,979	$371,150	$347,979

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$8,313	$10,363	$8,505	$11,023
Net change	1,432	707	1,240	47

Balance at end of period	$9,745	$11,070	$9,745	$11,070

Total stockholders’ equity	$470,397	$445,592	$470,397	$445,592

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,470	$20,345
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	2,801	1,767
Depreciation and amortization	4,547	4,157
Net amortization of securities premiums and discounts	2,558	908
Realized securities (gains) losses	(1,324)	14
Gain on sales of loans	(872)	(807)
Cash receipts from the sale of loans originated for sale	75,562	69,247
Cash disbursements for loans originated for sale	(74,175)	(139,127)
Deferred income tax provision	(1,309)	86
Gains on other assets	(1,058)	(184)
Decrease (increase) in interest receivable	1,923	(4,672)
Amortization of stock based compensation arrangements	646	603
Other, net	4,076	3,957

Net cash provided (used) by operating activities	34,845	(43,706)

INVESTING ACTIVITIES
Net cash and due from banks used for acquisitions	—	(1,000)
Purchases of securities:
Held for investment	(6,400)	(140)
Available for sale	(32,183)	(191,369)
Maturities of securities:
Held for investment	2,755	2,862
Available for sale	134,557	21,366
Proceeds from sales and calls of securities:
Held for investment	2	11
Available for sale	65,478	3,232
Net decrease in federal funds sold	41,107	—
Purchases of loans	(26,847)	(2,244)
Proceeds from sales of loans	3,226	30,085
Net other increase in loans	(32,286)	(16,291)
Purchases of premises, equipment and other	(8,135)	(3,962)
Proceeds from the sale of other assets	12,196	3,763

Net cash provided (used) by investing activities	153,470	(153,687)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	215,139	245,089
Net decrease in certificates of deposits and IRA’s	(16,894)	(56,745)
Net (decrease) increase in short-term borrowings	(5,850)	2,000
Issuance of common stock	564	906
Net decrease in long-term borrowings	(2,144)	—
Common stock acquired	(4,423)	—
Cash dividends paid	(7,687)	(7,059)

Net cash provided by financing activities	178,705	184,191

Net increase (decrease) in cash, due from banks and interest bearing deposits	367,020	(13,202)
Cash, due from banks and interest bearing deposits at the beginning of the period	1,204,079	1,036,510

Cash, due from banks and interest bearing deposits at the end of the period	$1,571,099	$1,023,308

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,917	$15,246

Cash paid during the period for income taxes	$14,000	$10,600

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., The Okemah National Bank and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BancFirst Agency, Inc., Lenders Collection Corporation and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected to have a significant effect on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”).” ASU 2011-04 is an update to explain how to measure fair value. This amendment does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This amendment was put forth in order to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements consistent with IFRS. ASU 2011-04 will be effective for the Company on December 16, 2011, and applies prospectively. Adoption of ASU 2011-04 is not expected to have a significant effect on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 is an update to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. ASU 2011-05 will be effective for the Company on December 16, 2011, and applies retrospectively. Adoption of ASU 2011-05 is not expected to have a significant effect on the Company’s financial statements.

(3)	RECENT TRANSACTIONS, INCLUDING MERGERS & ACQUISITIONS

On July 12, 2011, the Company completed the acquisition of FBC Financial Corporation and its subsidiary bank, 1st Bank Oklahoma with banking locations in Claremore, Tulsa, Verdigris, and Inola, Oklahoma. The Company paid a premium of $1.5 million above the equity capital of FBC Financial Corporation. At June 30, 2011, 1st Bank Oklahoma had approximately $256 million in total assets, $117 million in loans, $187 million in deposits and $24 million in equity capital. The bank will operate under its present name until it is merged into BancFirst, which is expected to be during the first quarter of 2012. The acquisition is not expected to have a material effect on the Company’s consolidated financial statements.

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

On December 10, 2010, the Company completed the acquisition of Exchange Bancshares of Moore, Inc., and its subsidiary bank, Exchange National Bank of Moore. At acquisition, Exchange National Bank of Moore had approximately $147 million in total assets, $47 million in loans, $116 million in deposits, and $10 million in equity capital. Exchange National Bank of Moore operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on June 17, 2011. The acquisition did not have a material effect on the Company’s consolidated financial statements.

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

The Federal Reserve enacted a final rule on June 29, 2011 establishing the interchange rate at $0.21 per transaction and five basis points multiplied by the value of the transaction that will be effective on October 1, 2011 for banks with asset sizes of other than $10 billion.

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

On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. As of June 30, 2011, the Company had no student loans held for sale and had approximately $51.6 million of student loans held for investment.

(4)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	June 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Held for investment, at cost (market value; $26,225, $27,850 and $22,640, respectively)	$25,654	$27,061	$22,011
Available for sale, at market value	557,189	553,256	724,332

Total	$582,843	$580,317	$746,343

The following table summarizes the maturity of securities:

	June 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Contractual maturity of debt securities:
Within one year	$278,649	$174,005	$367,871
After one year but within five years	123,350	296,815	190,596
After five years but within ten years	70,342	19,267	70,872
After ten years	95,220	79,748	103,626

Total debt securities	567,561	569,835	732,965
Equity securities	15,282	10,482	13,378

Total	$582,843	$580,317	$746,343

The following table summarizes the unrealized gains and losses and estimated market values of debt securities held for investment:

	Number of Securities	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
Held for Investment
June 30, 2011
With unrealized gains	156	$575	$—	$25,913
With unrealized losses	3	—	(3)	312
June 30, 2010
With unrealized gains	183	806	—	25,322
With unrealized losses	5		(17)	2,528
December 31, 2010
With unrealized gains	164	638	—	22,014
With unrealized losses	7	—	(9)	626

The following table summarizes the unrealized gains and losses and estimated market values of debt securities available for sale (excludes equity securities):

	Number of Securities	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
Available for Sale
June 30, 2011
With unrealized gains	406	$10,242	$—	$531,345
With unrealized losses	23	—	(105)	10,562
June 30, 2010
With unrealized gains	214	14,684	—	378,979
With unrealized losses	13	—	(250)	163,795
December 31, 2010
With unrealized gains	291	11,642	—	580,028
With unrealized losses	199	—	(1,869)	130,926

The following table is a summary of the Company’s book value of pledged securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	June 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Book value of pledged securities	$475,079	$519,532	$628,911

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	June 30,				December 31,
	2011		2010		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$551,293	19.26%	$503,561	18.02%	$549,050	19.53%
Oil & gas production & equipment	113,868	3.98	80,853	2.90	94,535	3.36
Agriculture	74,221	2.59	77,751	2.78	87,879	3.13
State and political subdivisions:
Taxable	7,281	0.25	9,749	0.35	9,627	0.34
Tax-exempt	11,920	0.42	10,580	0.38	10,301	0.37
Real Estate:
Construction	236,660	8.27	213,635	7.65	230,367	8.19
Farmland	86,285	3.02	87,255	3.13	93,137	3.31
One to four family residences	618,428	21.61	572,927	20.51	608,786	21.65
Multifamily residential properties	34,040	1.19	29,798	1.07	31,257	1.11
Commercial	846,684	29.59	773,203	27.68	797,564	28.36
Consumer	255,975	8.94	404,183	14.47	273,277	9.73
Other	25,189	0.88	29,851	1.06	26,184	0.92

Total loans	$2,861,844	100.00%	$2,793,346	100.00%	$2,811,964	100.00%

Loans held for sale (included above)	$11,258		$157,687		$11,776

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

As of June 30, 2011, the Company had no student loans held for sale and had approximately $51.6 million of student loans held for investment. Loans held for sale included $146.1 million of guaranteed student loans at June 30, 2010. Student loans are classified as consumer loans in the preceding table and valued at the lower of cost or market. On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. During October 2010 the Company sold student loans held for sale of approximately $144 million.

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

When a loan is placed on nonaccrual, previously accrued but uncollected interest is reversed in accordance with generally accepted accounting principles. The application of any subsequent payment to interest on a cash basis only occurs if management reasonably expects that principal can be collected in full from collateral or guarantor support.

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

Nonaccrual loans, accruing loans past due more than 90 days, and restructured loans are shown in the table below. Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $562,000 for the six months ended June 30, 2011.

The following is a summary of nonperforming and restructured assets:

	June 30,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Past due over 90 days and still accruing	$1,166	$1,911	$1,096
Nonaccrual	22,469	38,328	26,701
Restructured	344	1,677	294

Total nonperforming and restructured loans	23,979	41,916	28,091
Other real estate owned and repossessed assets	15,501	9,748	23,179

Total nonperforming and restructured assets	$39,480	$51,664	$51,270

Nonperforming and restructured loans to total loans	0.84%	1.50%	1.00%

Nonperforming and restructured assets to total assets	0.75%	1.12%	1.01%

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the credit risk component in the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one to four family real estate.

As of June 30, 2011
(Dollars in thousands)
Non-residential real estate	$9,235
Residential real estate	5,860
Non-consumer non-real estate	1,547
Consumer non-real estate	178
Other loans	4,285
Acquired loans	1,364

Total	$22,469

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Receivables As of June 30, 2011
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
Non-residential real estate	$1,720	$573	$2,293	$978,409	$980,702	$1
Residential real estate	2,617	2,208	4,825	684,344	689,169	927
Non-consumer non-real estate	1,474	324	1,798	710,640	712,438	6
Consumer non-real estate	1,822	173	1,995	196,583	198,578	116
Other loans	3,489	3,766	7,255	152,982	160,237	89
Acquired loans	908	920	1,828	118,892	120,720	27

Total	$12,030	$7,964	$19,994	$2,841,850	$2,861,844	$1,166

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

The following table presents impaired loans, segregated by class of loans as of June 30, 2011. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
Non-residential real estate	$9,723	$9,235	$978	$10,223
Residential real estate	6,466	5,860	1,520	6,511
Non-consumer non-real estate	1,873	1,547	358	1,806
Consumer non-real estate	211	178	47	212
Other loans	4,418	4,285	193	4,312
Acquired loans	1,529	1,364	92	1,339

Total	$24,220	$22,469	$3,188	$24,403

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

Grade 2 – Acceptable—Increased Attention—This category consists of loans that have credit characteristics deserving management’s close attention. These characteristics could result in deterioration of the repayment of the loan according to its original terms, under certain circumstances, at some future date. Such credit characteristics include loans to highly leveraged borrowers in cyclical industries, adverse financial trends which could potentially weaken repayment capacity, loans that have fundamental structure deficiencies, loans lacking secondary sources of repayment where prudent, and loans with deficiencies in essential documentation, including financial information.

Grade 3—Loans with Problem Potential—This category consists of performing loans which are considered to exhibit problem potential. Loans in this category would generally include, but not be limited to, borrowers with a weakened financial condition or poor performance history, past dues, loans restructured to reduce payments to an amount that is below market standards and/or loans with severe documentation problems. In general, these loans have no identifiable loss potential in the near future, however, the possibility of a loss developing is heightened.

Grade 4—Problem Loans/Assets—Nonperforming—This category consists of nonperforming loans/assets which are considered to be problems. Nonperforming loans are described as being 90 days and over past due and still accruing, and loans that are nonaccrual. Other nonperforming assets in this category will be other real estate and repossessed assets which formerly secured loans.

Grade 5—Loss Potential—This category consists of loans/assets on which management expects loss to occur. While the loss may not occur in the current year, loans/assets in this category will ultimately result in a loss, unless substantial improvement occurs.

Grade 6—Charge Off—This category consists of loans that are considered uncollectible and other assets with little or no value.

The following table presents internal loan grading by class of loans as of June 30, 2011:

	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
Non-residential real estate	$834,857	$103,359	$33,446	$9,040	$—	$980,702
Residential real estate	601,469	68,651	12,970	6,079	—	689,169
Non-consumer non-real estate	638,872	61,481	10,710	1,375	—	712,438
Consumer non-real estate	189,220	6,891	2,172	295	—	198,578
Other loans	153,104	2,463	2,050	2,620	—	160,237
Acquired loans	84,482	26,475	8,398	1,267	98	120,720

Total	$2,502,004	$269,320	$69,746	$20,676	$98	$2,861,844

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

Changes in the ALLL are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$36,136	$36,780	$35,745	$36,383

Charge-offs	(1,174)	(770)	(1,735)	(1,408)
Recoveries	117	121	281	260

Net charge-offs	(1,057)	(649)	(1,454)	(1,148)

Provisions charged to operations	2,013	871	2,801	1,767

Balance at end of period	$37,092	$37,002	$37,092	$37,002

The following table details activity in the ALLL by class of loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Non-Residential Real Estate	Residential Real Estate	Non- Consumer Non-Real Estate	Consumer Non-Real Estate	Other Loans	Acquired Loans	Total
	(Dollars in thousands)
Three Months Ended June 30, 2011
Allowance for credit losses:
Beginning balance	$12,979	$9,612	$9,165	$2,258	$1,699	$423	$36,136

Charge-offs	(136)	(312)	(179)	(223)	(22)	(302)	(1,174)
Recoveries	7	39	29	36	5	1	117

Net charge-offs	(129)	(273)	(150)	(187)	(17)	(301)	(1,057)

Provisions charged to operations	801	41	319	166	30	656	2,013

Balance at June 30, 2011	$13,651	$9,380	$9,334	$2,237	$1,712	$778	$37,092

Six Months Ended June 30, 2011
Allowance for credit losses:
Beginning balance	$13,142	$8,957	$9,587	$2,301	$1,758	$—	$35,745

Charge-offs	(269)	(501)	(184)	(328)	(122)	(331)	(1,735)
Recoveries	16	95	84	68	7	11	281

Net charge-offs	(253)	(406)	(100)	(260)	(115)	(320)	(1,454)

Provisions charged to operations	762	829	(153)	196	69	1,098	2,801

Balance at June 30, 2011	$13,651	$9,380	$9,334	$2,237	$1,712	$778	$37,092

Ending balances:
Individually evaluated for impairment	$3,694	$2,314	$2,021	$297	$285	$—	$8,611
Collectively evaluated for impairment	9,957	7,066	7,313	1,940	1,427	778	28,481

Balance at June 30, 2011	$13,651	$9,380	$9,334	$2,237	$1,712	$778	$37,092

Loans-Ending balances:
Individually evaluated for impairment	$42,486	$19,049	$12,085	$2,467	$413	$—	$76,500
Collectively evaluated for impairment	938,216	670,120	700,353	196,111	159,824	110,957	2,775,581
Loans acquired with deteriorated credit quality	—	—	—	—	—	9,763	9,763

Balance at June 30, 2011	$980,702	$689,169	$712,438	$198,578	$160,237	$120,720	$2,861,844

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets are summarized as follows:

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Other real estate owned	$3,145	$2,831
Repossessed assets	913	466

Total	$4,058	$3,297

(6)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	June 30,				December 31,
	2011		2010		2010
	(Dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$11,586	$(4,922)	$7,222	$(3,920)	$11,586	$(4,343)
Customer relationship intangibles	5,657	(1,464)	5,651	(1,116)	5,657	(1,290)

Total	$17,243	$(6,386)	$12,873	$(5,036)	$17,243	$(5,633)

Amortization of intangible assets and estimated amortization of intangible assets are as follows (dollars in thousands):

Amortization:
Three months ended June 30, 2011	$376
Three months ended June 30, 2010	268
Six months ended June 30, 2011	753
Six months ended June 30, 2010	510
Year ended December 31, 2010	1,107
Estimated Amortization
Year ending December 31:
2011	$1,507
2012	1,507
2013	1,340
2014	1,123
2015	1,116

At June 30, 2011, the weighted-average remaining life of all intangible assets was 8.1 years which consisted of customer relationship intangibles with a weighted-average life of 12.8 years and core deposit intangibles with a weighted-average life of 6.2 years.

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
For the Six Months Ended June 30, 2011
Balance at beginning of period.	$8,079	$30,507	$5,464	$498	$44,548
Adjustments	—	45	—	—	45

Balance at end of period	$8,079	$30,552	$5,464	$498	$44,593

For the Six Months Ended June 30, 2010
Balance at beginning of period.	$6,150	$23,652	$4,258	$624	$34,684
Acquisitions	—	—	1,202	—	1,202

Balance at end of period	$6,150	$23,652	$5,460	$624	$35,886

For the Year Ended December 31, 2010
Balance at beginning of period.	$6,150	$23,652	$4,258	$624	$34,684
Acquisitions	1,929	7,032	1,206	—	10,167
Adjustments	—	(177)	—	(126)	(303)

Balance at end of period	$8,079	$30,507	$5,464	$498	$44,548

(7)	LONG-TERM BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $455 million, are pledged as collateral for the borrowings under the line of credit. As of June 30, 2011, the Company had approximately $17.6 million in advances outstanding due to acquisitions during 2010. On October 8, 2010, the Company completed the acquisition of Union National Bancshares, Inc., and its subsidiary bank, Union Bank of Chandler, which had $765,000 in FHLB advances outstanding as of that date. On December 10, 2010, the Company completed the acquisition of Exchange Bancshares of Moore, Inc., and its subsidiary bank, Exchange National Bank of Moore, which had $19 million in FHLB advances outstanding as of that date. The advances mature at varying dates through 2014. The Company had no FHLB borrowings as of June 30, 2010.

On December 13, 2010, the Company borrowed $14.5 million from a commercial bank for a three year term. The loan has an interest rate of 3% per annum, payable quarterly on the first day of March, June, September and December until the maturity date of November 30, 2013. Scheduled principal payments are due on or before November 30, 2011 and November 30, 2012 equal to 25% of the unpaid principal amount outstanding. The loan may be prepaid in whole or in part without fee or penalty at any time. The proceeds were used to fund a portion of the Company’s recent acquisitions.

On July 22, 2011, the Company made an advance payment of $6.0 million on the commercial bank loan described above. As the payment was made subsequent to June 30, 2011, the payment was not included in the consolidated financial statements included in this report.

(8)	JUNIOR SUBORDINATED DEBENTURES

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

In October 2010, BancFirst Corporation acquired Union National Statutory Trust I (“UNST I”), a trust formed under the Delaware Business Trust Act, from the merger of Union National Bancshares, Inc. BancFirst Corporation owns all of the common securities of UNST I. The trust had issued $2 million of aggregate liquidation amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Deferrable Interest Debentures”) to other investors. The proceeds from the sale of the Deferrable Interest Debentures and the common securities of UNST I were invested in $2.1 million of Junior Subordinated Debentures of Union National Bancshares, Inc., which were assumed by BancFirst Corporation as a result of the merger. Interest payments on the $2.1 million of Junior Subordinated Debentures are payable March 15, June 15, September 15 and December 15 of each year. The interest rate on the $2.1 million of Junior Subordinated Debentures was set at 6.5% through March 2011 at which time the rate switched to three-month LIBOR plus 165 basis points. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the $2.1 million of Junior Subordinated Debentures is March 15, 2036, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Deferrable Interest Debentures represent an undivided interest in the $2.1 million of Junior Subordinated Debentures and are guaranteed by BancFirst Corporation. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock. The Deferrable Interest Debentures were callable at par, in whole or in part, after March 15, 2011.

On July 12, 2011, BancFirst Corporation acquired FBC Financial Corp. Statutory Trust I (“FBCST I”), a trust formed under the Delaware Business Trust Act, from the merger of FBC Financial Corp. BancFirst Corporation owns all of the common securities of FBCST I. The trust had issued $7 million of aggregate liquidation amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Deferrable Interest Debentures”) to other investors. The proceeds from the sale of the Deferrable Interest Debentures and the common securities of FBCST I were invested in $7.3 million of Junior Subordinated Debentures of FBC Financial Corp., which were assumed by BancFirst Corporation as a result of the merger. Interest payments on the $7.3 million of Junior Subordinated Debentures are payable March 17, June 17, September 17 and December 17 of each year. The interest rate on the $7.3 million of Junior Subordinated Debentures was set at three-month LIBOR plus 285 basis points. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the $7.3 million of Junior Subordinated Debentures is December 17, 2033, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Deferrable Interest Debentures represent an undivided interest in the $7.3 million of Junior Subordinated Debentures and are guaranteed by BancFirst Corporation. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock. The Deferrable Interest Debentures were callable at par, in whole or in part, after December 17, 2008. As the merger occurred subsequent to June 30, 2011, the junior subordinated debentures related to this merger were not included in the consolidated financial statements included in this report.

(9)	SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,800,000 shares in May 2011. At June 30, 2011, 112,360 shares were available for future grants. The BancFirst ISOP will terminate December 31, 2014. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2011 will become exercisable through the year 2018. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At June 30, 2011, 30,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2011 will become exercisable through the year 2015. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The following is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Six Months Ended June 30, 2011
	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term		Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at December 31, 2010	1,172,181	$28.32
Options granted	127,500	40.37
Options exercised	(20,000)	21.92
Options cancelled	—	—

Outstanding at June 30, 2011	1,279,681	29.62	8.80	Yrs.	$11,490

Exercisable at June 30, 2011	712,406	22.67	5.77	Yrs.	$11,353

The following is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$11.36	$18.57	$12.48	$18.57
Total intrinsic value of options exercised	—	278	405	831
Cash received from options exercised	—	167	438	775
Tax benefit realized from options exercised	—	108	157	322

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded share-based employee compensation expense, net of tax, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Share-based employee compensation expense	$166	$143	$396	$370

The Company will continue to amortize the remaining fair value of these stock options of approximately $6.4 million, net of tax, over the remaining vesting period of approximately seven years. The following table shows the assumptions used for computing share-based employee compensation expense under the fair value method.

	Six Months Ended June 30,
	2011	2010
Risk-free interest rate	3.61%	4.00%
Dividend yield	2.00%	2.00%
Stock price volatility	25.26%	38.61%
Expected term	10 Yrs	10 Yrs

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

(10)	STOCKHOLDERS’ EQUITY

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At June 30, 2011 there were 426,724 shares remaining that could be repurchased under the SRP. The Company did not repurchase shares under the SRP for the six months ended June 30, 2010.

The following table is a summary of the shares repurchased under the program.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Number of shares repurchased	117,176	—	117,176	—
Average price of shares repurchased	$37.75	—	$37.75	—

The Company is subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes, as of June 30, 2011, that the Company met all capital adequacy requirements to which they are subject. The required minimums and the Company’s respective ratios are shown in the following table:

	Minimum Required	June 30,		December 31, 2010
		2011	2010
		(Dollars in thousands)
Tier 1 capital		$434,058	$416,791	$419,923
Total capital		$471,150	$453,793	$455,668
Risk-adjusted assets		$3,128,407	$2,966,905	$3,104,737
Leverage ratio	3.00%	8.33%	9.09%	8.39%
Tier 1 capital ratio	4.00%	13.87%	14.05%	13.53%
Total capital ratio	8.00%	15.06%	15.30%	14.68%

As of June 30, 2011 and 2010, and December 31, 2010, BancFirst was considered to be “well capitalized”. To be well capitalized under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(11) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended June 30, 2011
Basic
Income available to common stockholders	$10,115	15,364,738	$0.66

Effect of stock options	—	287,215

Diluted
Income available to common stockholders plus assumed exercises of stock options	$10,115	15,651,953	$0.65

Three Months Ended June 30, 2010
Basic
Income available to common stockholders	$11,042	15,344,374	$0.72

Effect of stock options	—	308,247

Diluted
Income available to common stockholders plus assumed exercises of stock options	$11,042	15,652,621	$0.71

Six Months Ended June 30, 2011
Basic
Income available to common stockholders	$21,470	15,362,764	$1.40

Effect of stock options	—	295,723

Diluted
Income available to common stockholders plus assumed exercises of stock options	$21,470	15,658,487	$1.37

Six Months Ended June 30, 2010
Basic
Income available to common stockholders	$20,345	15,331,812	$1.33

Effect of stock options	—	309,519

Diluted
Income available to common stockholders plus assumed exercises of stock options	$20,345	15,641,331	$1.30

The following table shows the number and average exercise prices of options that were excluded from the computation of diluted net income per common share for each period because the effect of the assumed exercises was greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended June 30, 2011	537,008	$38.94
Three Months Ended June 30, 2010	403,244	$41.08
Six Months Ended June 30, 2011	503,857	$38.80
Six Months Ended June 30, 2010	411,233	$40.58

(12)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2011
Securities available for sale	$35,096	$506,811	$15,282	$557,189
Derivative assets	—	6,663	—	6,663
Derivative liabilities	—	5,136	—	5,136
Loans held for sale	—	11,258	—	11,258

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2010
Securities available for sale	$5,440	$537,334	$10,482	$553,256
Derivative assets	—	11,098	—	11,098
Derivative liabilities	—	9,253	—	9,253
Loans held for sale	—	157,687	—	157,687

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Beginning balance	$13,378	$10,508
Purchases, issuances and settlements	854	58
Sales	(804)	(622)
Gains (losses) included in earnings	20	(196)
Total unrealized gains	1,834	734

Ending balance	$15,282	$10,482

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Cash and due from banks	$153,997	$153,997	$114,655	$114,655
Federal funds sold and interest-bearing deposits	1,417,202	1,416,992	913,653	913,653
Securities	582,843	583,415	580,317	581,106
Loans:
Loans (net of unearned interest)	2,861,844		2,793,346
Allowance for loan losses	(37,092)		(37,002)

Loans, net	2,824,752	2,843,098	2,756,344	2,781,907
Derivative assets	6,663	6,663	11,098	11,098
FINANCIAL LIABILITIES
Deposits	4,701,999	4,732,880	4,117,360	4,145,328
Short-term borrowings	1,400	1,400	2,100	2,100
Long-term borrowings	32,121	32,620	—	—
Derivative liabilities	5,136	5,136	9,253	9,253
Junior subordinated debentures	28,866	31,997	26,804	27,608
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,058		1,092
Letters of credit		441		460

Non-financial Assets and Non-financial Liabilities

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include foreclosed assets (valued upon initial recognition or subsequent impairment), and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. These items are evaluated at least annually for impairment. The overall level of non-financial assets and non-financial liabilities were not considered to be significant to the Company at June 30, 2011 or 2010.

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

The following table summarizes assets measured at fair value on a nonrecurring basis as of June 30, 2011 and the related gains or losses recognized during the period:

Description	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Impaired loans	—	—	$19,281	$19,281	$—
Foreclosed assets	—	—	$510	$510	$—
Other real estate owned	—	—	$14,991	$14,991	$763

(13)	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		June 30,				December 31,
		2011		2010		2010
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	501	$5,257	198	$4,514	372	$5,417
Derivative liabilities	Barrels	(501)	(4,447)	(198)	(3,868)	(372)	(4,627)
Natural Gas
Derivative assets	MMBTUs	3,829	1,406	4,841	6,813	1,733	2,329
Derivative liabilities	MMBTUs	(3,829)	(689)	(4,841)	(5,614)	(1,733)	(1,554)
Total Fair Value	Included in
Derivative assets	Other assets		6,663		11,098		5,229
Derivative liabilities	Other liabilities		5,136		9,253		3,664

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Derivative income	$74	$102	$198	$209

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended:
June 30, 2011
Net interest income (expense)	$12,311	$24,921	$1,759	$(964)	$—	$38,027
Noninterest income	2,706	9,647	6,427	11,595	(10,717)	19,658
Income before taxes	6,398	13,616	3,132	3,603	(10,687)	16,062
June 30, 2010
Net interest income (expense)	$11,485	$22,979	$2,050	$(844)	$—	$35,670
Noninterest income	2,581	9,125	4,777	12,102	(11,575)	17,010
Income before taxes	6,987	13,634	2,263	5,954	(11,534)	17,304
Six Months Ended:
June 30, 2011
Net interest income (expense)	$24,483	$49,058	$3,751	$(1,975)	$—	$75,317
Noninterest income	5,512	18,685	11,581	24,242	(22,633)	37,387
Income before taxes	14,880	26,836	5,632	9,090	(22,542)	33,896
June 30, 2010
Net interest income (expense)	$22,743	$44,970	$3,501	$(1,682)	$—	$69,532
Noninterest income	5,143	17,480	9,119	22,526	(21,298)	32,970
Income before taxes	13,992	25,558	3,882	9,103	(21,206)	31,329
Total Assets:
June 30, 2011	$1,656,064	$3,401,037	$151,220	$605,726	$(546,602)	$5,267,445
June 30, 2010	$1,471,112	$2,857,377	$359,901	$442,798	$(503,166)	$4,628,022
December 31, 2010	$1,534,552	$3,298,409	$140,854	$611,979	$(525,545)	$5,060,249

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

SUMMARY

BancFirst Corporation’s net income for the second quarter of 2011 was $10.1 million compared to $11.0 million for the second quarter of 2010. Diluted net income per share was $0.65 and $0.71 for the second quarter of 2011 and 2010, respectively. For the first six months of 2011, net income was $21.5 million compared to $20.3 million for the first six months of 2010. Diluted net income per share for the first six months of 2011 was $1.37 compared to $1.30 for the first six months of 2010.

Net interest income for the second quarter of 2011 was $38.0 million compared to $35.7 million for the second quarter of 2010. The increase was attributable to the increase in the Company’s average earning assets. Average earning assets grew $666.9 million from a year ago, which consisted of $268.2 million from acquisitions and the remainder from internal growth. The Company’s net interest margin for the second quarter of 2011 was 3.17% versus 3.44% a year ago as interest rates remain at historically low levels. Provision for loan losses was $2.0 million for the second quarter of 2011 compared to $871,000 for the second quarter of 2010. Loans grew by approximately $65 million during the second quarter of 2011, which generated a portion of the loan loss provision in the quarter. Noninterest income totaled $19.7 million for the second quarter of 2011, an increase of $2.7 million from a year ago. Included in this quarter’s noninterest income was a securities gain of $1.2 million on the sale of an investment made by the Company’s venture capital subsidiary, Council Oak Investment Corporation. Noninterest expense was $39.6 million for the second quarter of 2011 compared to $34.5 million for the second quarter of 2010. The increase in noninterest expense was primarily related to the Company’s 2010 acquisitions, which added approximately $2.2 million of noninterest expense. In addition, the Company had a write down on other real estate of $660,000 and a one-time merger related expense of $800,000.

Total assets at June 30, 2011 were $5.3 billion, up $639.4 million or 13.8% from June 30, 2010. Compared to year-end 2010, total assets grew by $207.2 million or 4.1%. Total loans at June 30, 2011 were $2.9 billion, an increase of $68.5 million from June 30, 2010 and an increase of $49.9 million from December 31, 2010. At June 30, 2011 total deposits were $4.7 billion, up $584.6 million or 14.2% compared to June 30, 2010 and up $198.2 million or 4.4% from December 31, 2010. The Company’s liquidity remains strong as its average loan-to-deposit ratio was 60.5% at June 30, 2011 compared to 69.5% at June 30, 2010. Stockholders’ equity was $470.4 million at June 30, 2011, an increase of $24.8 million from June 30, 2010 and $11.8 million from December 31, 2010. Average stockholders’ equity to average assets was 9.00% at June 30, 2011, compared to 9.81% at June 30, 2010.

Asset quality has improved somewhat in 2011, as measured by a ratio of nonperforming and restructured assets to total assets of 0.75% at June 30, 2011, compared to 1.12% at June 30, 2010 and 1.01% for the year ended December 31, 2010. The Company sold a commercial property held in other real estate owned valued at $6.9 million in the first quarter of 2011. The allowance for loan losses equaled 154.7% of nonperforming and restructured loans at June 30, 2011, versus 88.3% at June 30, 2010 and 127.2% at December 31, 2010. Quarterly net charge-offs to average loans remained low at 0.15% at June 30, 2011, compared to 0.09% at June 30, 2010 and 0.09% at December 31, 2010. The allowance for loan losses as a percentage of total loans was 1.30% at June 30, 2011 compared to 1.32% at June 30, 2010 and 1.27% at December 31, 2010.

On July 12, 2011, the Company acquired FBC Financial Corporation and its subsidiary bank, 1st Bank Oklahoma with banking locations in Claremore, Tulsa, Verdigris, and Inola, Oklahoma. The Company paid a premium of $1.5 million above the equity capital of FBC Financial Corporation. At June 30, 2011, 1st Bank Oklahoma had approximately $256 million in total assets, $117 million in loans, $187 million in deposits and $24 million in equity capital. The bank will operate under its present name until it is merged into BancFirst, which is expected to be during the first quarter of 2012. The acquisition is not expected to have a material effect on the Company’s consolidated financial statements.

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

On December 10, 2010, the Company completed the acquisition of Exchange Bancshares of Moore, Inc., and its subsidiary bank, Exchange National Bank of Moore. At acquisition, Exchange National Bank of Moore had approximately $147 million in total assets, $47 million in loans, $116 million in deposits, and $10 million in equity capital. Exchange National Bank of Moore operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on June 17, 2011. The acquisition did not have a material effect on the Company’s consolidated financial statements.

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

On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. As of June 30, 2011, the Company had approximately $51.6 million of student loans held for investment remaining in the loan portfolio.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note (2) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

SEGMENT INFORMATION

See Note (14) of the Notes to Consolidated Financial Statements for disclosures regarding business segments.

RESULTS OF OPERATIONS

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income Statement Data
Net interest income	$38,027	$35,670	$75,317	$69,532
Provision for loan losses	2,013	871	2,801	1,767
Securities transactions	1,316	(150)	1,324	(14)
Total noninterest income	19,658	17,010	37,387	32,970
Salaries and employee benefits	22,557	19,710	44,369	39,658
Total noninterest expense	39,610	34,505	76,007	69,406
Net income	10,115	11,042	21,470	20,345
Per Common Share Data
Net income – basic	$0.66	$0.72	$1.40	$1.33
Net income – diluted	0.65	0.71	1.37	1.30
Cash dividends	0.25	0.23	0.50	0.46
Performance Data
Return on average assets	0.77%	0.98%	0.83%	0.92%
Return on average stockholders’ equity	8.59	10.01	9.24	9.34
Cash dividend payout ratio	37.88	31.94	35.71	34.59
Net interest spread	2.91	3.12	2.93	3.08
Net interest margin	3.17	3.44	3.19	3.40
Efficiency ratio	68.67	65.50	67.44	67.71
Net charge-offs to average loans	0.15	0.09	0.10	0.08

Net Interest Income

For the three months ended June 30, 2011, net interest income which is the Company’s principal source of operating revenue, increased $2.4 million, or 6.6%, compared to the three months ended June 30, 2010. The Company’s net interest margin decreased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as shown in the preceding table due to these low interest rates and due to the increase in earning assets at relatively low rates. If interest rates and/or loan volume do not increase, management expects continued compression of its net interest margin for the remainder of 2011.

Net interest income for the six months ended June 30, 2011 increased $5.8 million, or 8.3% compared to the six months ended June 30, 2010. The net interest margin for the six months ended June 30, 2011 decreased compared to the six months ended June 30, 2010 as shown in the preceding table.

Provision for Loan Losses

The Company’s provision for loan losses increased $1.1 million or 131.1% for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. A portion of the increase in the loan loss provision during the quarter was due to an increase in loans of approximately $65 million. Net loan charge-offs were $1.1 million for the three months ended June 30, 2011, compared to $649,000 for the three months ended June 30, 2010. The rate of net charge-offs to average total loans is presented above.

The Company’s provision for loan losses increased $1.0 million or 58.5% for the first six months of 2011, compared to the same period of 2010. Net loan charge-offs were $1.5 million for the six months ended June 30, 2011, compared to $1.1 million for the six months ended June 30, 2010.

Noninterest Income

Noninterest income increased $2.6 million or 15.6% for the three months ended June 30, 2011 compared to the same period in 2010. Included in this quarter’s noninterest income was a securities gain of $1.2 million on the sale of an investment made by the Company’s venture capital subsidiary, Council Oak Investment Corporation. In addition, noninterest income was higher in 2011 due to higher trust and commercial deposit revenues, insurance commissions and treasury management services.

Noninterest income for the six months ended June 30, 2011 increased $4.4 million or 13.4% compared to the same period in 2010 for the reasons mentioned above.

The Company had income from check card usage totaling $7.1 million and $6.2 million during the six months ended June 30, 2011 and 2010, respectively. The Federal Reserve enacted a final rule on June 29, 2011 establishing the interchange rate at $0.21 per transaction and five basis points multiplied by the value of the transaction that will be effective on October 1, 2011 for banks with asset size greater than $10 billion. Because of the uncertainty regarding how this new rate will affect interchange rates for banks with assets below $10 billion, the Company cannot determine the ultimate impact this change may have on check card income for future periods, if any.

Noninterest Expense

Noninterest expense increased $5.1 million or 14.8% for the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase in noninterest expense was primarily related to the Company’s 2010 acquisitions, which added approximately $2.2 million of noninterest expense. In addition, the Company had a write down on other real estate of $660,000 and a one-time merger related expense of $800,000.

Noninterest expense increased $6.6 million or 9.5% for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase in noninterest expense was primarily related to the Company’s 2010 acquisitions, which added approximately $4.2 million of noninterest expense, a write down on other real estate of $660,000, and a one-time merger related expense of $800,000, partially offset by a gain on the sale of other real estate of approximately $988,000.

Income Taxes

The Company’s effective tax rate on income before taxes was 37.0% for the second quarter of 2011, compared to 36.2% for the second quarter of 2010. The increase was a result of higher pretax earnings and Federal tax credits that were fully utilized during 2010, which was the final year for these credits.

The Company’s effective tax rate on income before taxes was 36.7% for the first six months of 2011, compared to 35.1% for the first six months of 2010. The increase was a result of higher pretax earnings and Federal tax credits that were fully utilized during 2010, which was the final year for these credits.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	June 30,
	2011	2010	December 31,
	(unaudited)	(unaudited)	2010
Balance Sheet Data
Total assets	$5,267,445	$4,628,022	$5,060,249
Total loans (net of unearned interest)	2,861,844	2,793,346	2,811,964
Allowance for loan losses	37,092	37,002	35,745
Securities	582,843	580,317	746,343
Deposits	4,701,999	4,117,360	4,503,754
Stockholders’ equity	470,397	445,592	458,594
Book value per share	30.80	29.03	29.84
Tangible book value per share	27.17	26.19	26.19
Average loans to deposits (year-to-date)	60.49%	69.46%	67.58%
Average earning assets to total assets (year-to-date)	92.49	92.69	92.74
Average stockholders’ equity to average assets (year-to-date)	9.00	9.81	9.74
Asset Quality Ratios
Nonperforming and restructured assets to total loans	0.84%	1.50%	1.00%
Nonperforming and restructured assets to total assets	0.75	1.12	1.01
Allowance for loan losses to total loans	1.30	1.32	1.27
Allowance for loan losses to nonperforming and restructured loans	154.68	88.28	127.25

Cash, Federal Funds Sold and Interest Bearing Balances with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of June 30, 2011 increased $542.9 million from June 30, 2010 and $325.9 million from December 31, 2010. The increase was primarily from deposit growth which is explained later under “Deposits”. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the high degree of counterparty instability in the Fed Funds market and near zero overnight fed funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

Securities

At June 30, 2011, total securities increased $2.5 million compared to June 30, 2010 and decreased $163.5 million compared to December 31, 2010. The size of the Company’s securities portfolio is a function of pledging requirements, liquidity management and excess funds available for investment. The Company has historically maintained a liquid securities portfolio to provide funds for loan growth. Over the past two years, the Company’s traditional deposits grew when funds from commercial sweep balances flowed into the bank. This excess liquidity has been maintained at the Federal Reserve since these deposits are expected to be transitory and will most likely revert to sweep accounts when interest rates rise. The net unrealized gain on securities available for sale, before taxes, was $14.8 million at June 30, 2011, compared to a net unrealized gain of $17.0 million at June 30, 2010 and a net unrealized gain of $13.0 million at December 31, 2010. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $9.7 million, $11.1 million and $8.5 million respectively.

Loans

At June 30, 2011, total loans were up $68.5 million or 2.5% from June 30, 2010 and $49.9 million or 1.8% from December 31, 2010. The increase compared to a year ago was due primarily to the Company’s recent acquisitions partially offset by the sale of approximately $144 million of student loans during 2010. At June 30, 2011, the allowance for loan losses was relatively constant compared to June 30, 2010, and increased by $1.3 million or 3.8% from year-end 2010. The allowance for loan losses as a percentage of total loans and the allowance to nonperforming and restructured loans are shown in the preceding table.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $39.5 million at June 30, 2011, compared to $51.7 million at June 30, 2010 and $51.3 million at December 31, 2010. Nonperforming and restructured assets include loans which are considered to have identifiable probable loss potential. These loans are placed on nonaccrual status and are allocated a specific allowance or directly charged down. The Company’s nonaccrual loans are primarily commercial and real estate loans. An other real estate owned property valued at $6.9 million was sold in the first quarter of 2011. Nonperforming and restructured assets as a percentage of total loans is shown in the preceding table.

Potential problem loans are loans which are not now considered nonperforming, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms which would result in the loan being classified as nonperforming. The Company had approximately $7.5 million of these loans at June 30, 2011 compared to $6.1 million at June 30, 2010 and $10.1 million at December 31, 2010.

Deposits

At June 30, 2011 total deposits increased $584.6 million compared to June 30, 2010, and $198.2 million compared to December 31, 2010. The increase from June 30, 2010 was due to acquisitions and internal growth. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s deposit base continues to be comprised substantially of core deposits, with certificates of deposit exceeding $100,000 being only 8.8% of total deposits at June 30, 2011, compared to 8.5% at June 30, 2010 and 9.1% at December 31, 2010.

Short-Term Borrowings

Short-term borrowings consist primarily of Federal funds purchased and repurchase agreements and are another source of funds for the Company. Fluctuations in short-term borrowings are a function of Federal funds purchased from correspondent banks, customer demand for repurchase agreements and the liquidity needs of the bank. Short-term borrowings decreased $700,000 from June 30, 2010, and $5.8 million from December 31, 2010.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $455 million, are pledged as collateral for the borrowings under the line of credit. As of June 30, 2011, the Company had approximately $17.6 million in advances outstanding due to acquisitions during 2010. On October 8, 2010, the Company completed the acquisition of Union National Bancshares, Inc., and its subsidiary bank, Union Bank of Chandler, which had $765,000 in FHLB advances outstanding as of that date. On December 10, 2010, the Company completed the acquisition of Exchange Bancshares of Moore, Inc., and its subsidiary bank, Exchange National Bank of Moore, which had $19 million in FHLB advances outstanding as of that date. The advances mature at varying dates through 2014. The Company had no FHLB borrowings as of June 30, 2010.

On December 13, 2010, the Company borrowed $14.5 million from a commercial bank for a three year term. The loan has an interest rate of 3% per annum, payable quarterly on the first day of March, June, September and December until the maturity date of November 30, 2013. Scheduled principal payments are due on or before November 30, 2011 and November 30, 2012 equal to 25% of the unpaid principal amount outstanding. The loan may be prepaid in whole or in part without fee or penalty at any time. The proceeds were used to fund a portion of the Company’s recent acquisitions. The Company made an advance payment of $6.0 million on July 22, 2011 reducing the principal balance to $8.5 million.

Capital Resources and Liquidity

At June 30, 2011 stockholders’ equity increased $24.8 million from June 30, 2010 and $11.8 million from December 31, 2010 due to net earnings retained, stock option exercises, and unrealized gains on securities, partially offset by dividends, stock buybacks and unrealized losses on securities. The Company’s leverage ratio and total risk-based capital ratio were 8.33% and 15.06%, respectively, at June 30, 2011, well in excess of the regulatory minimums.

On July 12, 2011 the Company acquired $7.3 million of Trust Preferred securities related to the acquisition of FBC Financial Corporation.

See Note (10) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

There have not been material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

CONTRACTUAL OBLIGATIONS

On July 12, 2011, the Company assumed $7.3 million of Trust Preferred Securities related to the acquisition of FBC Financial Corporation. In addition, on July 22, 2011, the Company made an advance payment of $6.0 million on the commercial bank loan described above. As both of these events occurred subsequent to June 30, 2011, they were not included in the consolidated financial statements included in this report.

Except for the items described above, there have not been material changes in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$2,821,461	$40,344	5.74%	$2,774,473	$38,791	5.61%
Securities – taxable	544,915	3,032	2.23	411,214	2,994	2.92
Securities – tax exempt	77,031	927	4.83	34,699	477	5.51
Interest bearing deposits with banks and Federal Funds sold	1,423,104	906	0.26	979,207	618	0.25

Total earning assets	4,866,511	45,209	3.73	4,199,593	42,880	4.10

Nonearning assets:
Cash and due from banks	141,218			107,270
Interest receivable and other assets	290,152			257,105
Allowance for loan losses	(36,185)			(36,787)

Total nonearning assets	395,185			327,588

Total assets	$5,261,696			$4,527,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$723,429	$390	0.22%	$614,115	$362	0.24%
Savings deposits	1,608,045	2,719	0.68	1,364,794	3,007	0.88
Time deposits	905,940	2,877	1.27	834,506	3,102	1.49
Short-term borrowings	6,585	3	0.18	1,352	1	0.30
Long-term borrowings	34,522	255	2.96	—	—	—
Junior subordinated debentures	28,866	525	7.29	26,804	494	7.39

Total interest-bearing liabilities	3,307,387	6,769	0.82	2,841,571	6,966	0.98

Interest-free funds:
Noninterest-bearing deposits	1,452,690			1,214,005
Interest payable and other liabilities	29,286			29,104
Stockholders’ equity	472,333			442,501

Total interest free funds	1,954,309			1,685,610

Total liabilities and stockholders’ equity	$5,261,696			$4,527,181

Net interest income		$38,440			$35,914

Net interest spread			2.91%			3.12%

Net interest margin			3.17%			3.44%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Six Months Ended June 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$2,807,497	$79,694	5.72%	$2,765,160	$76,233	5.56%
Securities – taxable	581,608	6,659	2.31	399,402	6,004	3.03
Securities – tax exempt	78,146	1,896	4.89	35,696	984	5.56
Interest bearing deposits with banks and Federal funds sold	1,348,460	1,702	0.25	948,032	1,192	0.25

Total earning assets	4,815,711	89,951	3.77	4,148,290	84,413	4.10

Nonearning assets:
Cash and due from banks	139,316			108,507
Interest receivable and other assets	287,766			255,146
Allowance for loan losses	(36,058)			(36,604)

Total nonearning assets	391,024			327,049

Total assets	$5,206,735			$4,475,339

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$717,783	$802	0.23%	$611,792	$729	0.24%
Savings deposits	1,605,861	5,568	0.70	1,345,942	6,080	0.91
Time deposits	910,928	5,861	1.30	846,744	6,586	1.57
Short-term borrowings	6,594	7	0.21	1,059	1	0.19
Long-term borrowings	34,773	501	2.91	—	—	—
Junior subordinated debentures	28,866	1,050	7.34	26,804	983	7.40

Total interest-bearing liabilities	3,304,805	13,789	0.84	2,832,341	14,379	1.02

Interest-free funds:
Noninterest-bearing deposits	1,406,915			1,176,357
Interest payable and other liabilities	26,235			27,424

Stockholders’ equity	468,780			439,217

Total interest free funds	1,901,930			1,642,998

Total liabilities and stockholders’ equity	$5,206,735			$4,475,339

Net interest income		$76,162			$70,034

Net interest spread			2.93%			3.08%

Net interest margin			3.19%			3.40%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2010, the date of its annual report to shareholders.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Treasurer, Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the second fiscal quarter of 2011 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

As of June 30, 2011, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2011 to April 30, 2011	—	—	—	543,900
May 1, 2011 to May 31, 2011 (1)	24,100	$38.05	—	519,800
June 1, 2011 to June 30, 2011 (1)	93,076	$37.75	—	426,724

(1)	Represents repurchases made in connection with the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Amendment to the Second Amended and Restated Certificate of Incorporation (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.7	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

Exhibit Number	Exhibit

4.9	Form of Indenture relating to the Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee. (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

10.1	Tenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s registration statement on Form S-8, File No. 333-175914 dated July 29, 2011, and incorporated herein by reference).

10.2	Amended and Restated BancFirst Corporation Employee Stock Ownership and Thrift Plan, as amended by amendments dated September 19, 1992, November 21, 2002 and December 18, 2003 (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.3	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.5	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement adopted June 25, 2009 (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.6	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment (Code Section 415 Compliance) to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.8	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION (Registrant)

Date: August 9, 2011	/s/ Joe T. Shockley, Jr.
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)