Form 10-Q
period 2011-09-30
BANCFIRST CORP /OK/
filed 2011-11-08
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2011 there were 15,130,708 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010	September 30, 2010
	(unaudited)	(see Note 1)	(unaudited)
ASSETS
Cash and due from banks	$146,904	$93,059	$106,498
Interest-bearing deposits with banks	1,463,388	1,111,020	918,725
Federal funds sold	—	41,207	5,000
Securities (market value: $607,626, $744,432, and $579,737, respectively)	607,046	743,803	578,837
Loans:
Total loans (net of unearned interest)	2,984,114	2,811,964	2,756,118
Allowance for loan losses	(37,456)	(35,745)	(35,681)

Loans, net	2,946,658	2,776,219	2,720,437
Premises and equipment, net	110,001	97,796	92,005
Other real estate owned	16,222	22,956	21,252
Intangible assets, net	14,883	11,610	7,577
Goodwill	44,593	44,548	35,890
Accrued interest receivable	17,657	21,914	24,114
Other assets	104,954	96,117	88,847

Total assets	$5,472,306	$5,060,249	$4,599,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,624,314	$1,318,431	$1,232,548
Interest-bearing	3,263,018	3,185,323	2,850,020

Total deposits	4,887,332	4,503,754	4,082,568
Short-term borrowings	12,279	7,250	2,700
Accrued interest payable	2,874	3,235	2,903
Long-term borrowings	28,049	34,265	—
Other liabilities	31,293	24,285	30,338
Junior subordinated debentures	36,083	28,866	26,804

Total liabilities	4,997,910	4,601,655	4,145,313

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,125,541, 15,368,717 and 15,358,672, respectively	15,126	15,369	15,359
Capital surplus	74,966	73,040	72,403
Retained earnings	374,140	361,680	355,340
Accumulated other comprehensive income, net of income tax of $5,484, $4,551 and $5,797, respectively	10,164	8,505	10,767

Total stockholders’ equity	474,396	458,594	453,869

Total liabilities and stockholders’ equity	$5,472,306	$5,060,249	$4,599,182

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans, including fees	$42,074	$38,900	$121,587	$114,976
Securities:
Taxable	2,754	3,162	9,391	9,162
Tax-exempt	502	256	1,734	895
Federal funds sold	—	1	41	1
Interest-bearing deposits with banks	930	552	2,591	1,744

Total interest income	46,260	42,871	135,344	126,778

INTEREST EXPENSE
Deposits	5,159	6,308	17,390	19,703
Short-term borrowings	26	1	33	2
Long-term borrowings	332	—	833	—
Junior subordinated debentures	525	491	1,575	1,474

Total interest expense	6,042	6,800	19,831	21,179

Net interest income	40,218	36,071	115,513	105,599
Provision for loan losses	885	469	3,686	2,236

Net interest income after provision for loan losses	39,333	35,602	111,827	103,363

NONINTEREST INCOME
Trust revenue	1,779	1,774	4,997	4,719
Service charges on deposits	11,386	10,036	31,587	29,000
Gains on sale of securities	39	156	819	139
Gains reclassified from other comprehensive income	11	177	555	180
Income from sales of loans	529	506	1,401	1,313
Insurance commissions	2,910	2,520	7,803	6,540
Cash management services	1,848	1,653	5,540	4,869
Gain on sale of other assets	3	4	7	381
Other	1,612	1,337	4,817	3,996

Total noninterest income	20,117	18,163	57,526	51,137

NONINTEREST EXPENSE
Salaries and employee benefits	23,845	20,692	68,215	60,350
Occupancy and fixed assets expense, net	2,667	2,374	7,529	6,567
Depreciation	2,117	1,879	5,910	5,526
Amortization of intangible assets	458	267	1,211	777
Data processing services	1,302	1,022	3,720	3,200
Net expense from other real estate owned	965	125	834	376
Marketing and business promotion	1,550	1,402	4,741	4,087
Deposit insurance	786	1,310	2,976	4,373
Other	7,569	6,318	22,130	19,539

Total noninterest expense	41,259	35,389	117,266	104,795

Income before taxes	18,191	18,376	52,087	49,705
Income tax expense	5,638	6,589	18,064	17,573

Net income	12,553	11,787	34,023	32,132

NET INCOME PER COMMON SHARE
Basic	$0.82	$0.77	$2.22	$2.09

Diluted	$0.81	$0.75	$2.18	$2.05

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of tax of $(273), $67, $(1,232) and $21, respectively	430	(126)	2,214	(76)
Reclassification adjustment for gains included in net income, net of tax of $6, $96, $299 and $97, respectively	(11)	(177)	(555)	(180)

Other comprehensive income, net of tax of $(267), $163, $(933) and $118, respectively	419	(303)	1,659	(256)

Comprehensive income	$12,972	$11,484	$35,682	$31,876

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
COMMON STOCK
Issued at beginning of period	$15,273	$15,347	$15,369	$15,309
Shares issued	16	28	37	66
Shares acquired and canceled	(163)	(16)	(280)	(16)

Issued at end of period	$15,126	$15,359	$15,126	$15,359

CAPITAL SURPLUS
Balance at beginning of period	$74,229	$71,196	$73,040	$69,725
Common stock issued	248	606	722	1,354
Tax effect of stock options	118	220	187	340
Stock based compensation arrangements	371	381	1,017	984

Balance at end of period	$74,966	$72,403	$74,966	$72,403

RETAINED EARNINGS
Balance at beginning of period	$371,150	$347,979	$361,680	$334,693
Net income	12,553	11,787	34,023	32,132
Dividends on common stock	(4,097)	(3,837)	(11,791)	(10,896)
Common stock acquired and canceled	(5,466)	(589)	(9,772)	(589)

Balance at end of period	$374,140	$355,340	$374,140	$355,340

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities
Balance at beginning of period	$9,745	$11,070	$8,505	$11,023
Other comprehensive income, net of tax	419	(303)	1,659	(256)

Balance at end of period	$10,164	$10,767	$10,164	$10,767

Total stockholders’ equity	$474,396	$453,869	$474,396	$453,869

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,023	$32,132
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	3,686	2,236
Depreciation and amortization	7,121	6,303
Net amortization of securities premiums and discounts	3,339	1,793
Realized securities gains	(1,374)	(319)
Gain on sales of loans	(1,401)	(1,313)
Cash receipts from the sale of loans originated for sale	117,751	116,920
Cash disbursements for loans originated for sale	(117,667)	(190,203)
Deferred income tax (benefit) provision	(3,476)	206
Gains on other assets	(1,066)	(322)
Decrease (increase) in interest receivable	4,448	(3,427)
Amortization of stock based compensation arrangements	1,017	984
Other, net	6,205	6,090

Net cash provided (used) by operating activities	52,606	(28,920)

INVESTING ACTIVITIES
Net cash and due from banks received from (used for) acquisitions	32,186	(1,000)
Purchases of securities:
Held for investment	(6,400)	(345)
Available for sale	(166,140)	(221,449)
Maturities of securities:
Held for investment	5,731	7,851
Available for sale	264,978	44,606
Proceeds from sales and calls of securities:
Held for investment	2	154
Available for sale	79,770	4,591
Net decrease in federal funds sold	41,207	—
Purchases of loans	(28,404)	(2,832)
Proceeds from sales of loans	9,298	30,908
Net other (increase) decrease in loans	(44,259)	9,759
Purchases of premises, equipment and other	(12,439)	(6,125)
Proceeds from the sale of other assets	14,125	5,104

Net cash provided by (used in) investing activities	189,655	(128,778)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	250,170	208,415
Net decrease in certificates of deposits and IRA’s	(43,780)	(54,863)
Net (decrease) increase in short-term borrowings	(5,857)	2,600
Net decrease in long-term borrowings	(15,968)	—
Issuance of common stock	946	1,760
Common stock acquired	(10,052)	(605)
Cash dividends paid	(11,507)	(10,896)

Net cash provided by financing activities	163,952	146,411

Net increase (decrease) in cash, due from banks and interest bearing deposits	406,213	(11,287)
Cash, due from banks and interest bearing deposits at the beginning of the period	1,204,079	1,036,510

Cash, due from banks and interest bearing deposits at the end of the period	$1,610,292	$1,025,223

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$20,192	$22,163

Cash paid during the period for income taxes	$21,802	$17,540

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., The Okemah National Bank, 1st Bank Oklahoma and BancFirst and its subsidiaries (the “Company”). The operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BancFirst Agency, Inc., Lenders Collection Corporation and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States inherently involves the use of estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. These estimates relate principally to the determination of the allowance for loan losses, income taxes, the fair value of financial instruments and the valuation of intangibles. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported. Certain items in prior financial statements have been reclassified to conform to the current presentation.

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

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 was effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 did not have a significant effect on the Company’s financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 is an update to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income, and to facilitate convergence of GAAP and IFRS. The Company adopted ASU 2011-05 as of September 30, 2011, and it applies retrospectively. The adoption of ASU 2011-05 did not have a significant effect on the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350).” ASU 2011-08 is an update to simplify how entities test for goodwill impairment. The amendments in the update permit the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If these factors determined that the fair value exceeds the carrying amount then the Company is not required to calculate the fair value of the reporting unit. The Company adopted ASU 2011-08 as of September 30, 2011. Adoption of ASU 2011-08 did not have a significant effect on the Company’s financial statements.

(3)	RECENT TRANSACTIONS, INCLUDING MERGERS & ACQUISITIONS

On July 12, 2011, the Company completed the acquisition of FBC Financial Corporation and its subsidiary bank, 1st Bank Oklahoma with banking locations in Claremore, Tulsa, Verdigris, and Inola, Oklahoma. The Company paid a premium of $1.5 million above the equity capital of FBC Financial Corporation. At acquisition, 1st Bank Oklahoma had approximately $217 million in total assets, $116 million in loans, $178 million in deposits and $18 million in equity capital. The bank will operate under its present name until it is merged into BancFirst, which is expected to be on February 17, 2012. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On December 15, 2010, the Company completed the acquisition of OK Bancorporation, Inc., and its subsidiary bank, The Okemah National Bank. At acquisition, The Okemah National Bank had approximately $73 million in total assets, $32 million in loans, $62 million in deposits, and $9 million in equity capital. The bank operated as The Okemah National Bank until it was merged into BancFirst on October 21, 2011. The acquisition did not have a material effect on the Company’s consolidated financial statements.

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

The Company recorded a total of $13.3 million of goodwill and core deposit intangibles as a result of the three acquisitions completed in 2010. The combined acquisitions added approximately $354 million in total assets, $169 million in loans and $295 million in deposits. The effects of these acquisitions were included in the consolidated financial statements of the Company from the date of acquisition forward. The Company does not believe these acquisitions, individually or in aggregate were material to the Company’s consolidated financial statements.

The Federal Reserve enacted a final rule on June 29, 2011 establishing the debit card interchange rate at $0.21 per transaction and five basis points multiplied by the value of the transaction that was effective on October 1, 2011 for banks exceeding $10 billion in assets.

Effective June 30, 2010, the Company ceased participation in the Transaction Account Guarantee Program (“TAGP”) for extended coverage of noninterest-bearing transaction deposit accounts. Accordingly, the standard insurance amount was in effect for the Company’s deposit accounts through December 31, 2010. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

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

On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. As of September 30, 2011, the Company had no student loans held for sale and had approximately $48.4 million of student loans held for investment.

(4)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

September 30, 2011
(Dollars in thousands)
Held for investment, at cost (market value: $23,257)	$22,677
Available for sale, at market value	584,369

Total	$607,046

The following table summarizes the amortized cost and estimated market values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
September 30, 2011
U.S. treasury and other federal agencies	$1,046	$79	$—	$1,125
States and political subdivisions	21,631	502	(1)	22,132

Total	$22,677	$581	$(1)	$23,257

The following table summarizes the amortized cost and estimated market values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
September 30, 2011
U.S. treasuries	$30,027	$10	$—	$30,037
U.S. federal agencies (1)	437,594	7,822	(172)	445,244
Mortgage backed securities	31,798	628	(9)	32,417
States and political subdivisions	61,650	2,377	(27)	64,000
Other securities (2)	7,605	5,066	—	12,671

Total	$568,674	$15,903	$(208)	$584,369

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	September 30, 2011
	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$5,809	$5,907
After one year but within five years	13,871	14,191
After five years but within ten years	2,281	2,352
After ten years	716	807

Total	$22,677	$23,257

Available for Sale
Contractual maturity of debt securities:
Within one year	$195,364	$198,664
After one year but within five years	199,037	202,827
After five years but within ten years	76,955	78,140
After ten years	89,713	92,067

Total debt securities	561,069	571,698
Equity securities	7,605	12,671

Total	$568,674	$584,369

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

September 30, 2011
(Dollars in thousands)
Book value of pledged securities	$474,653

(5)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	September 30,		December 31,		September 30,
	2011		2010		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$542,189	18.17%	$549,050	19.53%	$492,823	17.88%
Oil & gas production & equipment	109,272	3.66	94,535	3.36	81,816	2.97
Agriculture	73,021	2.45	87,879	3.13	74,494	2.70
State and political subdivisions:
Taxable	7,079	0.24	9,627	0.34	8,794	0.32
Tax-exempt	12,192	0.41	10,301	0.37	10,322	0.38
Real estate:
Construction	258,182	8.65	230,367	8.19	212,830	7.72
Farmland	97,041	3.25	93,137	3.31	89,048	3.23
One to four family residences	655,007	21.95	608,786	21.65	568,755	20.64
Multifamily residential properties	37,173	1.24	31,257	1.11	29,123	1.06
Commercial	908,207	30.43	797,564	28.36	754,066	27.36
Consumer	260,718	8.74	273,277	9.73	409,754	14.87
Other	24,033	0.81	26,184	0.92	24,293	0.87

Total loans	$2,984,114	100.00%	$2,811,964	100.00%	$2,756,118	100.00%

Loans held for sale (included above)	$13,066		$11,776		$159,660

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

As of September 30, 2011, the Company had no student loans held for sale and had approximately $48.4 million of student loans held for investment. Loans held for sale included $145.2 million of guaranteed student loans at September 30, 2010. Student loans are classified as consumer loans in the preceding table and valued at the lower of cost or market. On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. During October 2010 the Company sold student loans held for sale of approximately $144 million.

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

Nonperforming and Restructured Assets

Nonaccrual loans, accruing loans past due more than 90 days, and restructured loans are shown in the table below. Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $860,000 for the nine months ended September 30, 2011.

The following is a summary of nonperforming and restructured assets:

	September 30,	December 31,	September 30,
	2011	2010	2010
	(Dollars in thousands)
Past due over 90 days and still accruing	$1,413	$1,096	$563
Nonaccrual	24,088	26,701	25,684
Other acquired loans covered by escrow	4,951	—	—
Restructured	1,059	294	378

Total nonperforming and restructured loans	31,511	28,091	26,625
Other real estate owned and repossessed assets	16,723	23,179	21,499

Total nonperforming and restructured assets	$48,234	$51,270	$48,124

Nonperforming and restructured loans to total loans	1.06%	1.00%	0.97%

Nonperforming and restructured assets to total assets	0.88%	1.01%	1.05%

The other acquired loans covered by escrow listed above are a part of the loan portfolio of 1st Bank Oklahoma that were acquired in the third quarter of 2011 and are covered by an escrow agreement whereby a portion of the purchase price was set aside to reimburse the Company for potential future losses. These loans were recorded at fair value at the acquisition date and were classified as nonperforming loans at September 30, 2011. The Company is still evaluating the loans and estimates that a substantial portion of the above amount may ultimately be reclassified to performing status.

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the credit risk component in the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

As of September 30, 2011
(Dollars in thousands)
Non-residential real estate	$8,671
Residential real estate	5,871
Non-consumer non-real estate	1,286
Consumer non-real estate	180
Other loans	3,794
Acquired loans	4,286

Total	$24,088

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Receivables As of September 30, 2011
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
Non-residential real estate	$2,269	$542	$2,811	$1,026,738	$1,029,549	$1
Residential real estate	4,462	1,723	6,185	689,731	695,916	225
Non-consumer non-real estate	2,077	374	2,451	690,059	692,510	149
Consumer non-real estate	2,594	354	2,948	198,684	201,632	310
Other loans	2,749	3,492	6,241	152,302	158,543	108
Acquired loans	1,108	1,913	3,021	202,943	205,964	620

Total	$15,259	$8,398	$23,657	$2,960,457	$2,984,114	$1,413

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

The following table presents impaired loans, segregated by class of loans as of September 30, 2011. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
Non-residential real estate	$9,285	$8,671	$978	$9,835
Residential real estate	6,520	5,871	1,520	6,351
Non-consumer non-real estate	1,584	1,286	358	1,676
Consumer non-real estate	215	180	47	204
Other loans	3,888	3,794	342	4,296
Acquired loans	5,609	4,286	100	2,229

Total	$27,101	$24,088	$3,345	$24,591

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

Grade 6—Charge Off—This category consists of loans that are considered uncollectible and other assets with little or no value.

The following table presents internal loan grading by class of loans as of September 30, 2011:

	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
Non-residential real estate	$881,622	$107,228	$32,223	$8,476	$—	$1,029,549
Residential real estate	602,621	72,095	14,805	6,395	—	695,916
Non-consumer non-real estate	620,123	63,375	7,881	1,131	—	692,510
Consumer non-real estate	189,895	8,950	2,380	407	—	201,632
Other loans	151,336	2,608	1,874	2,725	—	158,543
Acquired loans	151,103	35,609	8,264	10,891	97	205,964

Total	$2,596,700	$289,865	$67,427	$30,025	$97	$2,984,114

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

Changes in the ALLL are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$37,092	$37,002	$35,745	$36,383

Charge-offs	(629)	(1,942)	(2,364)	(3,350)
Recoveries	108	152	389	412

Net charge-offs	(521)	(1,790)	(1,975)	(2,938)

Provisions charged to operations	885	469	3,686	2,236

Balance at end of period	$37,456	$35,681	$37,456	$35,681

The following table details activity in the ALLL by class of loans for the quarter presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Non-Residential Real Estate	Residential Real Estate	Non- Consumer Non-Real Estate	Consumer Non-Real Estate	Other Loans	Acquired Loans	Total
	(Dollars in thousands)
Three Months Ended September 30, 2011
Allowance for credit losses:
Beginning balance	$13,651	$9,380	$9,334	$2,237	$1 ,712	$778	$37,092

Charge-offs	(67)	(21)	(210)	(72)	(121)	(138)	(629)
Recoveries	7	20	46	24	2	9	108

Net charge-offs	(60)	(1)	(164)	(48)	(119)	(129)	(521)

Provisions charged to operations	290	472	(460)	136	156	291	885

Balance at September 30, 2011	$13,881	$9,851	$8,710	$2,325	$1,749	$940	$37,456

Nine Months Ended September 30, 2011
Allowance for credit losses:
Beginning balance	$13,142	$8,957	$9,587	$2,301	$1,758	$—	$35,745

Charge-offs	(336)	(522)	(394)	(400)	(243)	(469)	(2,364)
Recoveries	23	115	130	92	9	20	389

Net charge-offs	(313)	(407)	(264)	(308)	(234)	(449)	(1,975)

Provisions charged to operations	1,052	1,301	(613)	332	225	1,389	3,686

Balance at September 30, 2011	$13,881	$9,851	$8,710	$2,325	$1,749	$940	$37,456

Ending balances:
Individually evaluated for impairment	$3,351	$2,681	$1,528	$318	$232	$—	$8,110
Collectively evaluated for impairment	10,530	7,170	7,182	2,007	1,517	940	29,346

Balance at September 30, 2011	$13,881	$9,851	$8,710	$2,325	$1,749	$940	$37,456

Loans-Ending balances:
Individually evaluated for impairment	$40,700	$21,200	$9,012	$2,787	$257	$—	$73,956
Collectively evaluated for impairment	988,849	674,716	683,498	198,845	158,286	186,712	2,890,906
Loans acquired with deteriorated credit quality	—	—	—	—	—	19,252	19,252

Balance at September 30, 2011	$1,029,549	$695,916	$692,510	$201,632	$158,543	$205,964	$2,984,114

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets are summarized as follows:

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Other real estate owned	$3,831	$15,543
Repossessed assets	1,096	816

Total	$4,927	$16,359

(6)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	September 30, 2011
	(Dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$14,799	$(5,292)	$9,507
Customer relationship intangibles	5,657	(1,551)	4,106
Mortgage servicing intangibles	1,270	—	1,270

Total	$21,726	$(6,843)	$14,883

Estimated amortization of intangible assets is as follows (dollars in thousands):

Year ending December 31:
Remainder of 2011	$457
2012	1,828
2013	1,635
2014	1,444
2015	1,437

At September 30, 2011, the weighted-average remaining life all intangible assets was 7.9 years which consisted of customer relationship intangibles with a weighted-average life of 12.5 years and core deposit intangibles with a weighted-average life of 6.3 years.

The following is a summary of goodwill by business segment for the nine months ended September 30, 2011:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Balance at December 31, 2010	$8,079	$30,507	$5,464	$498	$44,548
Adjustments	—	45	—	—	45

Balance at September 30, 2011	$8,079	$30,552	$5,464	$498	$44,593

(7)	LONG-TERM BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $482.1 million, are pledged as collateral for the borrowings under the line of credit. As of September 30, 2011, the Company had approximately $19.5 million in advances outstanding due to recent acquisitions.

On December 13, 2010, the Company borrowed $14.5 million from a commercial bank for a three year term. The loan has an interest rate of 3% per annum, payable quarterly on the first day of March, June, September and December until the maturity date of November 30, 2013. Scheduled principal payments are due on or before November 30, 2011 and November 30, 2012 equal to 25% of the unpaid principal amount outstanding. The loan may be prepaid in whole or in part without fee or penalty at any time. The proceeds were used to fund a portion of the Company’s recent acquisitions. On July 22, 2011, the Company made an advance payment of $6.0 million on this commercial bank loan. As of September 30, 2011, the remaining balance is $8.5 million. The Company paid off the remaining balance of $8.5 million on October 25, 2011.

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

On July 12, 2011, BancFirst Corporation acquired FBC Financial Corp. Statutory Trust I (“FBCST I”), a trust formed under the Delaware Business Trust Act, from the merger of FBC Financial Corp. BancFirst Corporation owns all of the common securities of FBCST I. The trust had issued $7 million of aggregate liquidation amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Deferrable Interest Debentures”) to other investors. The proceeds from the sale of the Deferrable Interest Debentures and the common securities of FBCST I were invested in $7.2 million of Junior Subordinated Debentures of FBC Financial Corp., which were assumed by BancFirst Corporation as a result of the merger. Interest payments on the $7.2 million of Junior Subordinated Debentures are payable March 17, June 17, September 17 and December 17 of each year. The interest rate on the $7.2 million of Junior Subordinated Debentures was set at three-month LIBOR plus 285 basis points. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the $7.2 million of Junior Subordinated Debentures is December 17, 2033, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Deferrable Interest Debentures represent an undivided interest in the $7.2 million of Junior Subordinated Debentures and are guaranteed by BancFirst Corporation. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock. The Deferrable Interest Debentures were callable at par, in whole or in part, after December 17, 2008.

(9)	SHARE-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,800,000 shares in May 2011. At September 30, 2011, 109,860 shares are available for future grants. The BancFirst ISOP will terminate December 31, 2014. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options granted expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2011 will become exercisable through the year 2018. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At September 30, 2011, 30,000 shares are available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2011 will become exercisable through the year 2015. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Nine Months Ended September 30, 2011
		Price	Contractual Term		Value
	(Dollars in thousands, except per share data)
Outstanding at December 31, 2010	1,172,181	$28.32
Options granted	135,000	40.21
Options exercised	(35,250)	19.90
Options cancelled	(5,000)	37.50

Outstanding at September 30, 2011	1,266,931	29.79	8.63	Yr	$4,275

Exercisable at September 30, 2011	709,531	22.95	5.56	Yr	$7,246

The following table is additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$12.11	$10.97	$12.46	$16.62
Total intrinsic value of options exercised	264	440	669	1,271
Cash received from options exercised	263	615	701	1,390
Tax benefit realized from options exercised	102	170	259	492

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded share-based employee compensation expense, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Share-based employee compensation expense, net of tax	$227	$236	$623	$606

The Company will continue to amortize the remaining fair value of stock options, over the remaining vesting period of approximately seven years. The following table shows the remaining fair value of stock options, net of tax:

September 30, 2011
(Dollars in thousands)
Fair value of stock options, net of tax	$6,097

The following table shows the assumptions used for computing share-based employee compensation expense under the fair value method:

	Nine Months Ended September 30,
	2011	2010
Risk-free interest rate	3.32%	3.08%
Dividend yield	2.00%	2.00%
Stock price volatility	28.86%	27.77%
Expected term	10 Yrs	10 Yrs

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

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for shareholders wishing to sell their stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At September 30, 2011 there were 263,834 shares remaining that could be repurchased under the SRP.

The following table is a summary of the shares repurchased under the program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Number of shares repurchased	162,890	16,500	280,066	16,500
Average price of shares repurchased	$34.56	$36.69	$35.89	$36.69

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes, as of September 30, 2011, that the Company and BancFirst met all capital adequacy requirements to which they are subject. The required capital amounts and the Company’s and BancFirst’s respective ratios are shown in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2011:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$479,559	14.52%	$265,025	8.00%	N/A	N/A
BancFirst	453,249	14.56%	249,005	8.00%	$311,256	10.00%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$442,103	13.39%	$132,512	4.00%	N/A	N/A
BancFirst	415,961	13.36%	124,502	4.00%	$186,753	6.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$442,103	8.17%	$164,169	3.00%	N/A	N/A
BancFirst	415,961	8.08%	155,809	3.00%	$259,682	5.00%

As of September 30, 2011, BancFirst was considered to be “well capitalized”. To be well capitalized under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(11)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended September 30, 2011
Basic
Income available to common stockholders	$12,553	15,210,090	$0.82

Effect of stock options	—	261,569

Diluted
Income available to common stockholders plus assumed exercises of stock options	$12,553	15,471,659	$0.81

Three Months Ended September 30, 2010
Basic
Income available to common stockholders	$11,787	15,356,366	$0.77

Effect of stock options	—	288,720

Diluted
Income available to common stockholders plus assumed exercises of stock options	$11,787	15,645,086	$0.75

Nine Months Ended September 30, 2011
Basic
Income available to common stockholders	$34,023	15,316,218	$2.22

Effect of stock options	—	286,905

Diluted
Income available to common stockholders plus assumed exercises of stock options	$34,023	15,603,123	$2.18

Nine Months Ended September 30, 2010
Basic
Income available to common stockholders	$32,132	15,340,087	$2.09

Effect of stock options	—	302,467

Diluted
Income available to common stockholders plus assumed exercises of stock options	$32,132	15,642,554	$2.05

The following table shows the number and average exercise prices of options that were excluded from the computation of diluted net income per share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended September 30, 2011	649,347	$38.61
Three Months Ended September 30, 2010	435,570	$38.21
Nine Months Ended September 30, 2011	535,781	$38.86
Nine Months Ended September 30, 2010	415,075	$39.77

(12)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2011
Securities available for sale	$30,036	$541,662	$12,671	$584,369
Derivative assets	—	7,590	—	7,590
Derivative liabilities	—	6,017	—	6,017
Loans held for sale	—	13,066	—	13,066

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2010
Securities available for sale	$5,037	$542,290	$9,372	$556,699
Derivative assets	—	6,590	—	6,590
Derivative liabilities	—	5,082	—	5,082
Loans held for sale	—	159,660	—	159,660

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Beginning balance	$10,837	$9,506
Purchases, issuances and settlements	224	226
Sales	(223)	(625)
Losses included in earnings	(3)	(196)
Total unrealized gains	1,836	461

Ending balance	$12,671	$9,372

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Cash and due from banks	$146,904	$146,904	$106,498	$106,498
Federal funds sold and interest-bearing deposits	1,463,388	1,463,388	923,725	923,725
Securities	607,046	607,626	578,837	579,737
Loans:
Loans (net of unearned interest)	2,984,114		2,756,118
Allowance for loan losses	(37,456)		(35,681)

Loans, net	2,946,658	2,979,289	2,720,437	2,752,604
Derivative assets	7,590	7,590	6,590	6,590
FINANCIAL LIABILITIES
Deposits	4,887,332	4,898,752	4,082,568	4,112,117
Short-term borrowings	12,279	12,279	2,700	2,700
Long-term borrowings	28,049	28,236	—	—
Derivative liabilities	6,017	6,017	5,082	5,082
Junior subordinated debentures	36,083	37,691	26,804	28,895
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,119		1,067
Letters of credit		439		417

Non-financial Assets and Liabilities

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include foreclosed assets (valued upon initial recognition or subsequent impairment), and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. These items are evaluated at least annually for impairment. The overall level of non-financial assets and non-financial liabilities were not considered to be significant to the Company at September 30, 2011 or 2010.

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

The following table summarizes assets measured at fair value on a nonrecurring basis as of September 30, 2011 and the related gains or losses recognized during the period:

Description	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Impaired loans	—	—	$25,694	$25,694	$—
Foreclosed assets	—	—	$501	$501	$—
Other real estate owned	—	—	$16,222	$16,222	$(1,620)

(13)	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

	September 30, 2011
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	293	$5,604
Derivative liabilities	Barrels	(293)	(4,757)
Natural Gas
Derivative assets	MMBTUs	3,286	1,986
Derivative liabilities	MMBTUs	(3,286)	(1,260)
Total Fair Value	Included in
Derivative assets	Other assets		7,590
Derivative liabilities	Other liabilities		6,017

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Derivative income	$128	$178	$326	$388

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

The following table is a summary of the Company’s credit exposure relating to oil and gas swaps and options with bank counterparties:

September 30, 2011
(Dollars in thousands)
Credit exposure	$7,537

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended:
September 30, 2011
Net interest income (expense)	$13,167	$26,518	$1,620	$(1,087)	$—	$40,218
Noninterest income	2,979	10,607	5,845	13,897	(13,211)	20,117
Income before taxes	7,612	14,867	2,217	6,557	(13,062)	18,191
September 30, 2010
Net interest income (expense)	$12,028	$22,680	$2,099	$(736)	$—	$36,071
Noninterest income	2,734	8,947	5,843	12,845	(12,206)	18,163
Income before taxes	7,513	13,375	3,117	6,430	(12,059)	18,376
Nine Months Ended:
September 30, 2011
Net interest income (expense)	$37,650	$75,576	$5,349	$(3,062)	$—	$115,513
Noninterest income	8,491	29,292	17,448	38,139	(35,844)	57,526
Income before taxes	22,492	41,703	7,849	15,647	(35,604)	52,087
September 30, 2010
Net interest income (expense)	$34,771	$67,650	$5,600	$(2,422)	$—	$105,599
Noninterest income	7,877	26,427	14,962	35,375	(33,504)	51,137
Income before taxes	21,505	38,933	6,999	15,533	(33,265)	49,705
Total Assets:
September 30, 2011	$1,660,756	$3,615,387	$134,984	$612,535	$(551,356)	$5,472,306
December 31, 2010	$1,534,552	$3,298,409	$140,854	$611,979	$(525,545)	$5,060,249
September 30, 2010	$1,543,550	$2,816,654	$302,948	$446,157	$(510,127)	$4,599,182

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

SUMMARY

BancFirst Corporation’s net income for the third quarter of 2011 was $12.6 million compared to $11.8 million for the third quarter of 2010. Diluted net income per share was $0.81 and $0.75 for the third quarter of 2011 and 2010, respectively. For the first nine months of 2011, net income was $34.0 million compared to $32.1 million for the first nine months of 2010. Diluted net income per share for the first nine months of 2011 was $2.18 compared to $2.05 for the first nine months of 2010.

Net interest income for the third quarter of 2011 was $40.2 million, up $4.1 million or 11.5% from the third quarter of 2010. The increase was attributable to the increase in the Company’s earning assets. Average earning assets grew $813 million from a year ago including $323 million from acquisitions in addition to internal growth. While the Company’s net interest income increased, the net interest margin declined to 3.20% from 3.40%. The decline was due to further margin compression as interest rates remain at historically low levels and the earning asset growth was largely in lower yielding investments. The Company’s loan loss provision for the quarter was $885,000 compared to $469,000 for the third quarter of 2010. At September 30, 2011, nonperforming assets declined to 0.88% of total assets compared to 1.05% at September 30, 2010. Noninterest income for the quarter totaled $20.1 million a $2.0 million increase over the same period in 2010. Noninterest income growth stemmed from higher commercial deposit revenues, insurance commissions, treasury management services and rental income on other real estate. Noninterest expense for the quarter was $41.3 million, compared to $35.4 million in the third quarter a year ago. The primary driver for the increase was from the acquisitions made in the fourth quarter of 2010 and in July 2011 which approximated $3.7 million of third quarter noninterest expense. Additionally, third quarter results included a $729,000 write down on other real estate. The Company’s effective tax rate fell to 31.0% for the third quarter of 2011 compared to 35.9% a year ago. The decrease was largely due to $790,000 of income tax benefits realized from federal tax credit investments made in 2010 and 2011.

Total assets at September 30, 2011 were $5.5 billion, up $412.1 million or 8.1% over December 31, 2010. Compared to September 30, 2010, total assets grew by $873.1 million or 19.0%. Total loans were $3.0 billion, an increase of $172.2 million from December 31, 2010 and $228.0 million from September 30, 2010. At September 30, 2011 total deposits were $4.9 billion, up $383.6 million or 8.5% from December 31, 2010 and up $804.8 million or 19.7% from September 30, 2010. The Company’s liquidity remains strong as its average loan-to-deposit ratio was 60.5% at September 30, 2011 compared to 67.6% at December 31, 2010 and 69.2% at September 30, 2010. Stockholders’ equity was $474.4 million at September 30, 2011, an increase of $15.8 million or 3.4% over December 31, 2010 and $20.5 million or 4.5% from September 30, 2010. Average stockholders’ equity to average assets was 8.89% at September 30, 2011, compared to 9.74% at December 31, 2010 and 9.85% at September 30, 2010.

Asset quality has improved somewhat in 2011 as measured by a ratio of nonperforming and restructured assets to total assets of 0.88% at September 30, 2011, compared to 1.01% at December 31, 2010 and 1.05% at September 30, 2010. The Company sold a commercial property held in other real estate owned valued at $6.9 million in the first quarter of 2011.The allowance for loan losses equaled 118.9% of nonperforming and restructured loans at September 30, 2011, versus 127.2% at December 31, 2010 and 134.0% at September 30, 2010. Net charge-offs to average loans remained low at 0.09% at September 30, 2011, compared to 0.13% at December 31, 2010 and 0.14% at September 30, 2010. The allowance for loan losses as a percentage of total loans was 1.26% at September 30, 2011 compared to 1.27% at December 31, 2010 and 1.29% at September 30, 2010.

On July 12, 2011, the Company completed the acquisition of FBC Financial Corporation and its subsidiary bank, 1st Bank Oklahoma with banking locations in Claremore, Tulsa, Verdigris, and Inola, Oklahoma. The Company paid a premium of $1.5 million above the equity capital of FBC Financial Corporation. At acquisition, 1st Bank Oklahoma had approximately $217 million in total assets, $116 million in loans, $178 million in deposits and $18 million in equity capital. The bank will operate under its present name until it is merged into BancFirst, which is expected to be on February 17, 2012. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On December 15, 2010, the Company completed the acquisition of OK Bancorporation, Inc., and its subsidiary bank, The Okemah National Bank. At acquisition, The Okemah National Bank had approximately $73 million in total assets, $32 million in loans, $62 million in deposits, and $9 million in equity capital. The bank operated as The Okemah National Bank until it was merged into BancFirst on October 21, 2011. The acquisition did not have a material effect on the Company’s consolidated financial statements.

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

The Company recorded a total of $13.3 million of goodwill and core deposit intangibles as a result of the three acquisitions completed in 2010. The combined acquisitions added approximately $354 million in total assets, $169 million in loans and $295 million in deposits. The effects of these acquisitions are included in the consolidated financial statements of the Company from the date of acquisition forward. The Company does not believe these acquisitions, individually or in aggregate are material to the Company’s consolidated financial statements.

The Federal Reserve enacted a final rule on June 29, 2011 establishing the debit card interchange rate at $0.21 per transaction and five basis points multiplied by the value of the transaction that was effective on October 1, 2011 for banks exceeding $10 billion in assets.

Effective June 30, 2010, the Company ceased participation in the Transaction Account Guarantee Program (“TAGP”) for extended coverage of noninterest-bearing transaction deposit accounts. Accordingly, the standard insurance amount was in effect for the Company’s deposit accounts through December 31, 2010. In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

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

On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. As of September 30, 2011, the Company had approximately $48.4 million of student loans held for investment remaining in the loan portfolio.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income Statement Data
Net interest income	$40,218	$36,071	$115,513	$105,599
Provision for loan losses	885	469	3,686	2,236
Gain on sale of securities	50	333	1,374	319
Total noninterest income	20,117	18,163	57,526	51,137
Salaries and employee benefits	23,845	20,692	68,215	60,350
Total noninterest expense	41,259	35,389	117,266	104,795
Net income	12,553	11,787	34,023	32,132
Per Common Share Data
Net income – basic	0.82	0.77	2.22	2.09
Net income – diluted	0.81	0.75	2.18	2.05
Cash dividends	0.27	0.25	0.77	0.71
Performance Data
Return on average assets	0.91%	1.03%	0.86%	0.95%
Return on average stockholders’ equity	10.50	10.34	9.66	9.68
Cash dividend payout ratio	32.93	32.47	34.68	33.97
Net interest spread	2.99	3.10	2.94	3.08
Net interest margin	3.20	3.40	3.18	3.40
Efficiency ratio	68.38	65.25	67.77	66.86
Net charge-offs to average loans	0.07	0.26	0.09	0.14

Net Interest Income

For the three months ended September 30, 2011, net interest income which is the Company’s principal source of operating revenue, increased $4.1 million, or 11.5%, compared to the three months ended September 30, 2010. The Company’s net interest margin decreased for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 as shown in the preceding table due to these low interest rates and due to the increase in earning assets at relatively low rates. If interest rates and/or loan volume do not increase, management expects continued compression of its net interest margin for the remainder of 2011. Net interest income for the third quarter of 2010 included interest collected on nonaccrual loans of $744,000.

Net interest income for the nine months ended September 30, 2011 increased $9.9 million, or 9.4%, from the same period in 2010. Net interest income for the nine months ended September 30, 2010 included interest collected on nonaccrual loans of $1.4 million. The net interest margin for the nine months ended September 30, 2011 decreased compared to the first nine months of 2010 as shown in the preceding table.

Provision for Loan Losses

The Company’s provision for loan losses increased $416,000 for the three months ended September 30, 2011, compared to the same period a year ago. A portion of the increase in the loan loss provision during the quarter was due to internal loan growth. Net loan charge-offs were $521,000 for the third quarter of 2011, compared to $1.8 million for the third quarter of 2010. The rate of net charge-offs to average total loans is presented in the preceding table.

The Company’s provision for loan losses increased $1.4 million for the first nine months of 2011, compared to the same period a year ago. Net loan charge-offs were $2.0 million for the first nine months of 2011, compared to $2.9 million for the first nine months of 2010.

Noninterest Income

Noninterest income increased $2.0 million or 10.8% for the three months ended September 30, 2011 compared to the same period in 2010. Noninterest income growth stemmed from higher commercial deposit revenues, insurance commissions, treasury management services and rental income on other real estate.

Noninterest income for the nine months ended September 30, 2011, increased $6.4 million or 12.5% compared to the same period in 2010. For the nine months ended September 30, 2011, noninterest income included a securities gain of $1.2 million on the sale of an investment made by the Company’s venture capital subsidiary, Council Oak Investment Corporation. In addition, noninterest income was higher in 2011 due to higher trust and commercial deposit revenues, insurance commissions, treasury management services and rental income on other real estate.

The Company had income from debit card usage totaling $11.3 million and $9.4 million during the nine months ended September 30, 2011 and 2010, respectively. The recently enacted Dodd-Frank Act has given the Federal Reserve the authority to establish rules regarding debit card interchange fees charged for electronic debit transactions by payment card issuers. Because of the uncertainty as to any future rulemaking by the Federal Reserve and the inability to forecast competitive responses, the Company cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of income from debit card usage reported in future periods.

Noninterest Expense

For the three months ended September 30, 2011, noninterest expense increased $5.9 million or 16.6%, compared to the three months ended September 30, 2010. The increase in noninterest expense was primarily driven by the Company’s acquisitions made in the later part of 2010 and the acquisition made during 2011, which added approximately $3.7 million of noninterest expense, and a write down on other real estate of $729,000.

For the nine months ended September 30, 2011, noninterest expense increased $12.5 million or 11.9% compared to the nine months ended September 30, 2010. The increase in noninterest expense was primarily related to the Company’s acquisitions made in the later part of 2010 and the acquisition made during 2011, which added approximately $7.8 million of noninterest expense, write downs on other real estate of $1.4 million, and a one-time merger related expense of $800,000, partially offset by a gain on the sale of other real estate of approximately $988,000 from the first quarter of 2011.

Income Taxes

The Company’s effective tax rate on income before taxes was 31.0% for the third quarter of 2011, compared to 35.9% for the third quarter of 2010. The decrease was largely due to $790,000 of income tax benefits realized from Federal tax credit investments made in 2010 and 2011.

The Company’s effective tax rate on income before taxes was 34.7% for the first nine months of 2011, compared to 35.4% for the first nine months of 2010. The decrease was a result of Federal tax credit investments made in 2010 and 2011.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2011	2010	2010
Balance Sheet Data
Total assets	$5,472,306	$5,060,249	$4,599,182
Total loans	2,984,114	2,811,964	2,756,118
Allowance for loan losses	37,456	35,745	35,681
Securities	607,046	743,803	578,837
Deposits	4,887,332	4,503,754	4,082,568
Stockholders’ equity	474,396	458,594	453,869
Book value per share	31.36	29.84	29.55
Tangible book value per share	27.52	26.19	26.72
Average loans to deposits (year-to-date)	60.52%	67.58%	69.20%
Average earning assets to total assets (year-to-date)	92.40	92.74	92.74
Average stockholders’ equity to average assets (year-to-date)	8.89	9.74	9.85
Asset Quality Ratios
Nonperforming and restructured loans to total loans	1.06%	1.00%	0.97%
Nonperforming and restructured assets to total assets	0.88	1.01	1.05
Allowance for loan losses to total loans	1.26	1.27	1.29
Allowance for loan losses to nonperforming and restructured loans	118.87	127.25	134.01

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of September 30, 2011 increased $365.0 million from December 31, 2010 and increased $580.1 million from September 30, 2010. The increase year-over-year was primarily from deposit growth which is explained later under “Deposits”. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the high degree of counterparty instability in the federal funds market and near zero overnight federal funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

Securities

At September 30, 2011, total securities decreased $136.8 million compared to December 31, 2010, and increased $28.2 million compared to September 30, 2010. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $15.6 million at September 30, 2011, compared to an unrealized gain of $13.1 million at December 31, 2010, and an unrealized gain of $16.6 million at September 30, 2010. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $10.2 million, $8.5 million and $10.8 million respectively.

Loans (Including Acquired Loans)

At September 30, 2011, total loans were up $172.2 million or 6.1% from December 31, 2010 and $228.0 million or 8.3% from September 30, 2010 due primarily to acquisitions and internal growth. The Company had acquired loans from acquisitions of approximately $214 million at September 30, 2011, compared to $166 million at December 31, 2010 and $6 million at September 30, 2010. The book value of these loans was reduced by fair market value adjustment of approximately $4.3 million, $2.3 million and $105,000, respectively, for the same time periods.

Allowance for Loan Losses/Fair Market Value Adjustments on Acquired Loans

At September 30, 2011, the allowance for loan losses increased $1.7 million or 4.8% from December 31, 2010, and $1.8 million or 5.0% from September 30, 2010. The allowance for loan losses as a percentage of total loans and the allowance to nonperforming and restructured loans are shown in the preceding table.

The fair market value adjustment on acquired loans contains a market component to adjust the rates on the loans to market value and a credit component to estimate the credit exposure as of the acquisition date. The credit component is available to absorb potential and identified credit exposures in the acquired loans. The credit component was $3.7 million at September 30, 2011, $2.9 million at December 31, 2010, and $152,000 at September 30, 2010.

Nonperforming Loans, Restructured Loans and Other Real Estate Owned

Nonperforming and restructured loans totaled $31.5 million at September 30, 2011, compared to $28.1 million at December 31, 2010 and $26.6 million at September 30, 2010. At September 30, 2011, the Company had approximately $5.0 million of nonperforming loans covered by escrow from the 1st Bank Oklahoma acquisition. The Company is still evaluating the loans and estimates that a substantial portion of the above amount may ultimately be reclassified to performing status. In September 2010, the Company transferred two commercial properties totaling $11.6 million from nonperforming loans to other real estate owned. The properties were recorded at net realizable value. A related nonperforming commercial real estate property was sold at a sheriff’s sale for $6.3 million which paid off the Company’s loan balance and the interest due on the loan. The level of nonperforming loans and loan losses may rise over time as a result of economic conditions. Nonperforming and restructured assets as a percentage of total loans is shown in the preceding table.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $24.9 million of these loans at September 30, 2011 compared to $10.1 million at December 31, 2010 and $9.4 million at September 30, 2010. These loans are not included in nonperforming and restructured assets. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Deposits

At September 30, 2011 total deposits increased $383.6 million compared to December 31, 2010, and $804.8 million compared to September 30, 2010. The increase from September 30, 2010 was due to acquisitions made in December 2010 and July 2011 combined with internal deposit growth due in part to FDIC coverage on noninterest bearing accounts and low yields on alternative investments. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s deposit base continues to be comprised substantially of core deposits, with certificates of deposit exceeding $100,000 being only 10.0% of total deposits at September 30, 2011, compared to 9.1% at December 31, 2010 and 8.7% at September 30, 2010. Noninterest-bearing deposits to total deposits were 33.2% at September 30, 2011, compared to 29.3% at December 31, 2010 and 30.2% at September 30, 2010.

Short-Term Borrowings

Short-term borrowings consist primarily of Federal funds purchased and repurchase agreements and are another source of funds for the Company. Fluctuations in short-term borrowings are a function of Federal funds purchased from correspondent banks, customer demand for repurchase agreements and the liquidity needs of the bank. As of September 30, 2011, short-term borrowings were $12.3 million, an increase of $5.0 million from December 31, 2010, and $9.6 million from September 30, 2010.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $482.1 million, are pledged as collateral for the borrowings under the line of credit. As of September 30, 2011, the Company had approximately $19.5 million in advances outstanding due to recent acquisitions. The advances mature at varying dates through 2014. The Company had no FHLB borrowings as of September 30, 2010.

On December 13, 2010, the Company borrowed $14.5 million from a commercial bank for a three year term. The loan had an interest rate of 3% per annum, payable quarterly on the first day of March, June, September and December until the maturity date of November 30, 2013. The proceeds were used to fund a portion of the Company’s recent acquisitions. On July 22, 2011, the Company made a payment of $6.0 million and paid the remaining balance of $8.5 million on October 25, 2011.

Capital Resources and Liquidity

Stockholders’ equity increased $15.8 million from December 31, 2010 and $20.5 million from September 30, 2010, due to accumulated earnings net of dividends and stock repurchases. The ratios of average stockholders’ equity to average assets are presented above. The Company’s leverage ratio and total risk-based capital ratio were 8.17% and 14.52%, respectively, at September 30, 2011, well in excess of the regulatory minimums.

On July 12, 2011 the Company assumed $7.2 million of junior subordinated debentures related to the acquisition of FBC Financial Corporation.

See Note (10) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

There have not been material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

CONTRACTUAL OBLIGATIONS

On July 12, 2011, the Company assumed $7.2 million of junior subordinated debentures related to the acquisition of FBC Financial Corporation and advances outstanding due to the FHLB of $3.0 million. In addition, the Company had a commercial bank loan, described above, which at September 30, 2011 had a balance of $8.5 million. The Company paid off the remaining balance of $8.5 million on October 25, 2011.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$2,957,867	$42,167	5.66%	$2,780,674	$38,972	5.56%
Securities – taxable	563,791	2,754	1.94	539,703	3,163	2.33
Securities – tax exempt	68,179	773	4.50	27,948	393	5.58
Interest bearing deposits w/ banks & FFS	1,455,577	930	0.25	884,429	553	0.25

Total earning assets	5,045,414	46,624	3.67	4,232,754	43,081	4.04

Nonearning assets:
Cash and due from banks	152,892			104,373
Interest receivable and other assets	310,065			259,274
Allowance for loan losses	(37,189)			(36,853)

Total nonearning assets	425,768			326,794

Total assets	$5,471,182			$4,559,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$731,347	$342	0.19%	$596,290	$332	0.22%
Savings deposits	1,759,400	1,902	0.43	1,422,735	3,031	0.85
Time deposits	946,326	2,915	1.22	811,634	2,945	1.44
Short-term borrowings	13,188	26	0.78	2,934	1	0.14
Long-term borrowings	32,933	332	4.00	—	—	—
Junior subordinated debentures	35,219	525	5.91	26,804	491	7.27

Total interest-bearing liabilities	3,518,413	6,042	0.68	2,860,397	6,800	0.94

Interest-free funds:
Noninterest-bearing deposits	1,445,458			1,217,088
Interest payable and other liabilities	32,934			29,873
Stockholders’ equity	474,377			452,190

Total interest free funds	1,952,769			1,699,151

Total liabilities and stockholders’ equity	$5,471,182			$4,559,548

Net interest income		$40,582			$36,281

Net interest spread			2.99%			3.10%

Net interest margin			3.20%			3.40%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSES

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$2,858,171	$121,861	5.70%	$2,770,388	$115,205	5.56%
Securities – taxable	575,604	9,391	2.18	446,683	9,167	2.74
Securities – tax exempt	74,787	2,668	4.77	33,085	1,376	5.56
Interest bearing deposits w/ banks & FFS	1,384,558	2,632	0.25	926,598	1,745	0.25

Total earning assets	4,893,120	136,552	3.73	4,176,754	127,493	4.08

Nonearning assets:
Cash and due from banks	143,891			107,114
Interest receivable and other assets	295,282			256,538
Allowance for loan losses	(36,439)			(36,688)

Total nonearning assets	402,734			326,964

Total assets	$5,295,854			$4,503,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$722,354	$1,144	0.21%	$606,568	$1,061	0.23%
Savings deposits	1,657,603	7,470	0.60	1,371,821	9,112	0.89
Time deposits	922,857	8,776	1.27	834,912	9,530	1.53
Short-term borrowings	8,816	33	0.50	1,691	2	0.16
Long-term borrowings	34,153	833	3.26	—	—	—
Junior subordinated debentures	31,007	1,575	6.79	26,804	1,474	7.35

Total interest-bearing liabilities	3,376,790	19,831	0.79	2,841,796	21,179	1.00

Interest-free funds:
Noninterest-bearing deposits	1,419,904			1,190,083
Interest payable and other liabilities	28,494			28,250
Stockholders’ equity	470,666			443,589

Total interest free funds	1,919,064			1,661,922

Total liabilities and stockholders’ equity	$5,295,854			$4,503,718

Net interest income		$116,721			$106,314

Net interest spread			2.94%			3.08%

Net interest margin			3.18%			3.40%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2010, the date of its annual report to stockholders.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Senior Vice President of Corporate Finance and Treasurer, Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the third fiscal quarter of 2011 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

As of September 30, 2011, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2011 to July 31, 2011	17,467	$38.29	—	409,257
August 1, 2011 to August 31, 2011	99,728	$34.51	—	309,529
September 1, 2011 to September 30, 2011	45,695	$33.23	—	263,834

(1)	Represents repurchases made in connection with the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated June 15, 2004 (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designation of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

Exhibit Number	Exhibit

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.9	Form of Indenture relating to the Union National Bancshares, Inc. (BancFirst Corp. as successor) Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee. (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

4.10*	Form of Indenture relating to the FBC Financial Corporation (BancFirst Corp. as successor) Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee.

10.1	Tenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s registration statement on Form S-8, File No. 333-175914 dated July 29, 2011, and incorporated herein by reference).

10.2	BancFirst Corporation Employee Stock Ownership and Trust Agreement adopted December 21, 2006 effective January 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

10.3	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.5	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.6	Amendment (Code Section 415 Compliance) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.8	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Exhibit

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION (Registrant)

Date: November 8, 2011	/s/ Joe T. Shockley, Jr.
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)