Form 10-K
period 2011-12-31
BANCFIRST CORP /OK/
filed 2012-03-15
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2011 was approximately $282,700,842.

As of February 28, 2012, there were 15,136,680 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders of the registrant (the “2012 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

BANCFIRST CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is an Oklahoma business corporation and a financial holding company under Federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust II, 100% of the common securities of Union National Statutory Trust I (both Delaware business trusts), 100% of the common securities of FBC Statutory Trust I (a Connecticut business trust); 100% of 1st Bank Oklahoma in Claremore, Oklahoma; 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities, and 100% of BancFirst Insurance Services, Inc., an Oklahoma business corporation operating as an independent insurance agency. The Company merged 1st Bank Oklahoma into BancFirst on February 17, 2012.

The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. The Company currently has 93 banking locations serving 51 communities throughout Oklahoma.

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

The Bank’s range of deposit services include checking accounts, Negotiable Order of Withdrawal (“NOW”) accounts, savings accounts, money market accounts, sweep accounts, club accounts, individual retirement accounts and certificates of deposit. Overdraft protection and auto draft services are also offered. Deposits of the Bank are insured by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”). In addition, certain Bank employees are licensed insurance agents qualified to offer tax deferred annuities.

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

BancFirst has the following principal subsidiaries: Council Oak Investment Corporation, a small business investment corporation, Council Oak Real Estate, Inc., a real estate investment company, BancFirst Agency, Inc., a credit life insurance agency, and BancFirst Community Development Corporation, a certified community development entity. All of these companies are Oklahoma corporations.

The Company had approximately 1,641 full-time equivalent employees at December 31, 2011, compared to approximately 1,532 full-time equivalent employees at December 31, 2010. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

Market Areas and Competition

The banking environment in Oklahoma is very competitive. The geographic dispersion of the Company’s banking locations presents several different levels and types of competition. In general, however, each location competes with other banking institutions, savings and loan associations, brokerage firms, personal loan finance companies and credit unions within their respective market areas. The communities in which the Bank maintains offices are generally local trade centers throughout Oklahoma. The major areas of competition include interest rates charged on loans, underwriting terms and conditions, interest rates paid on deposits, fees on non-credit services, levels of service charges on deposits, completeness of product lines and quality of service.

Management believes the Company is in an advantageous competitive position operating as a “super community bank.” Under this strategy, the Company provides a broad line of financial products and services to small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and neither offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s market share of deposits for Oklahoma (including 1st Bank Oklahoma acquired in July 2011) was 6.90% as of June 30, 2011 and 6.25% as of June 30, 2010.

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

Control of Company

Affiliates of the Company beneficially own approximately 53% of the outstanding shares of the Company’s common stock as of February 28, 2012. Under Oklahoma law and the Company’s Certificate of Incorporation, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the affiliates have the ability to control the business and affairs of the Company.

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

The primary goals of the bank regulatory framework are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. This regulatory framework is intended primarily for the protection of a financial institution’s depositors, rather than the institution’s stockholders and creditors. The following discussion describes certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their subsidiaries and provides certain specific information relevant to the Company, which is both a bank holding company and a financial holding company. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed. Further, such statutes, regulations and policies are continually under review by Congress and state legislatures, and Federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company, including changes in interpretation or implementation thereof, could have a material effect on the Company’s business.

Regulatory Agencies

As a financial holding company and a bank holding company, the Company is subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), the Dodd-Frank Wall Street Reform and Consumer

Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, and other legislation (as so amended, the “Bank Holding Company Act”), as well as other Federal and state laws governing the banking business. The Company must file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and the Company and non-banking affiliates are subject to examination by the Federal Reserve Board. Under Federal Reserve Board policy, the Dodd-Frank Act and Federal Reserve Board regulations, a bank holding company must serve as a source of strength for its subsidiary banks. The Federal Reserve Board may require a holding company to contribute additional capital to an undercapitalized subsidiary bank. The Bank Holding Company Act provides that a bank holding company must obtain Federal Reserve Board approval before:

•

Acquiring directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);

•	Acquiring all or substantially all of the assets of another bank or bank holding company, or

•	Merging or consolidating with another bank holding company.

The Bank Holding Company Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things: lending; operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and United States Savings Bonds (until December 31, 2011); real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. These activities may also be affected by Federal legislation.

The GLB Act amended portions of the Bank Holding Company Act of 1956 to authorize bank holding companies, such as the Company, directly or through non-bank subsidiaries to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. In order to undertake these activities, a bank holding company must become a “financial holding company” by submitting to the appropriate Federal Reserve Bank a declaration that the company elects to be a financial holding company and a certification that all of the depository institutions controlled by the company are well capitalized and well managed. The Company became a financial holding company in March 2000.

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

The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to either acquire existing banks and to establish new branches in other states where authorized under the laws of those states.

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

Holding Company Structure

Transfer of Funds from Subsidiary Bank

The Bank is subject to restrictions under Federal law that limits the transfer of funds or other items of value from the Bank to the Company and its nonbank subsidiaries (including affiliates) in so-called “covered transactions.” In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value from a subsidiary bank to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a subsidiary bank with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its nonbank affiliates are also generally required to be on arm’s length terms.

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

Depositor Preference

The Federal Deposit Insurance Act (the “FDI Act”) provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors with respect to any extensions of credit they have made to such insured depository institution.

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

To be “well capitalized” under Federal bank regulatory agency definitions, a depository institution must have (i) a Tier 1 risk-based capital ratio of 6% or greater, (ii) a total risk-based capital ratio of 10% or greater, and (iii) a leverage ratio of 5% or greater. An “adequately capitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of 4% or greater, (ii) a total risk-based capital ratio of 8% or greater, and (iii) a leverage ratio of 4% or greater, and an “undercapitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of less than 4%, (ii) a total risk-based capital ratio of less than 8%, and (iii) a leverage ratio of less than 4%. A bank is considered “significantly undercapitalized” if the bank has (i) a Tier 1 risk-based capital ratio of less than 3%, (ii) a total risk-based capital ratio of less than 6%, and (iii) a leverage ratio of less than 3%, and “critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The applicable Federal regulatory agency for a bank that is “well capitalized” may reclassify it as an “adequately capitalized” or “undercapitalized” institution and subject it to the supervisory actions applicable to the next lower capital category, if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. Under Federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to Federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution. As of December 31, 2011, the Bank had a Tier 1 ratio of 13.09%, a combined Tier 1 and Tier 2 ratio of 14.25%, and a leverage ratio of 7.88% and, accordingly, was considered to be “well capitalized” as of such date.

In addition, the Federal Reserve Board has established minimum risk based capital guidelines and leverage ratio guidelines for bank holding companies that are substantially similar to those adopted by bank regulatory agencies with respect to depository institutions. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. As of December 31, 2011, the Company had a Tier 1 ratio of 13.49%, a combined Tier 1 and Tier 2 ratio of 14.62%, and a leverage ratio of 8.14% and, accordingly, was in compliance with all of the Federal Reserve Board’s capital guidelines.

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

Deposit Insurance Assessments

The bank is a member of the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC, backed by the full faith and credit of the United States Government. Under current law, the basic deposit insurance limit is $250,000, with unlimited insurance coverage of noninterest-bearing transaction accounts through December 31, 2012. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by DIF-insured institutions. It also may prohibit any DIF-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against insured institutions.

The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly, based on annualized rates for one of four risk categories, subject to certain adjustments. Under the rules in effect through March 31, 2011, these rates were applied to the institution’s deposits. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC’s current risk-based assessment rules, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and range from 22 basis points to 45 basis points for Risk Categories II – IV. Initial base assessment rates are subject to adjustments based on an institution’s unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, and 17 to 77.5 basis points for Risk Categories II – IV.

On April 1, 2011, the deposit insurance assessment base changed from total domestic deposits to average total assets minus average tangible equity, pursuant to rules issued by the FDIC as required by the Dodd-Frank Act. Under these rules, an institution with total assets of less than $10 billion was assigned to a Risk Category as described above, and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment. The Company’s deposit insurance expense during 2009 included $1.9 million recognized in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of December 31, 2011, $12.3 million in prepaid deposit insurance is included in other assets in the accompanying consolidated balance sheet.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

The Company’s FDIC insurance expense totaled $3.7 million, $5.7 million and $7.8 million in 2011, 2010 and 2009, respectively. FDIC insurance expense includes deposit insurance assessments as well as Financing Corporation (“FICO”) assessments. All FDIC-insured depository institutions must pay an annual FICO assessment to provide funds for the payment of interest on bonds issued by FICO during the 1980s to resolve the thrift bailout. FDIC-insured depository institutions paid an average of 0.93 basis points on assessable deposits in 2011.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged or is engaging in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The Company does not know of any practice, condition or violation that might lead to termination of deposit insurance for its banking subsidiary.

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

Regulation of Securities Activities of Banks

The GLB Act also amended the Federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker” and “dealer”, but provided for certain transactional activities that would not be considered “brokerage” activities, which banks could effect without having to register as a broker. In September 2007, the Federal Reserve Board and the SEC approved Regulation R to clarify the permissible bank securities activities that can be conducted under the transactional exceptions provided by the GLB Act. Regulation R provides exceptions for networking arrangements with third party broker-dealers and authorizes compensation for bank employees who refer bank customers to such broker-dealers. The rules also provide exemptions to banks for effecting securities transactions in a trustee or fiduciary capacity, for sweeping funds into certain money market funds, and for accepting orders to effect securities transactions for custody accounts. Banks that conduct activities outside the exceptions provided by Regulation R had until the first day of their first fiscal year that commenced after September 30, 2008 to either register as a broker-dealer or “push out” their brokerage activities to affiliated broker-dealers. Regulation R did not have an effect on the securities activities that the Bank currently conducts for customers.

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

Community Reinvestment Act

The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the Bank Holding Company Act, or to acquire any company engaged in any new activity permitted by the Bank Holding Company Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulations take into account CRA rating when considering approval of a proposed transaction.

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

The Dodd-Frank Act

The Dodd-Frank Act significantly revised and expanded the rulemaking, supervisory, and enforcement authority of the Federal bank regulatory agencies. The numerous rules and regulations that have been promulgated and are yet to be promulgated and finalized under the Dodd-Frank Act are likely to significantly impact the Company’s operations and compliance costs. The Dodd-Frank Act followed the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”) as legislative responses to the economic downturn and financial industry instability. Additional initiatives may be proposed or introduced before Congress and other government bodies in the future. Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions and may subject the Company to increased supervision and disclosure and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the Company would be affected thereby.

The Dodd-Frank Act impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Many of the following key provisions of the Dodd-Frank Act affecting the financial industry are now either effective or are in the proposed rule or implementation stage:

•	the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

•	expanded FDIC authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

•

the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

•	the requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

•	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks ( the “Volcker Rule”);

•	the termination of investments by the U.S. Treasury under the Troubled Asset Relief Program (“TARP”);

•	the elimination and phase out of trust preferred securities from Tier 1 capital generally for banks exceeding $10 billion in assets (the Company is currently exempt);

•

a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of Federal deposit coverage until January 1, 2013, for the full net amount held by depositors in non-interest bearing transaction accounts;

•	authorization for financial institutions to pay interest on business checking accounts;

•

changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution’s deposit base, but instead, will be its average consolidated total assets less its average tangible equity;

•	the elimination of remaining barriers to de novo interstate branching by banks;

•

expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;

•

the elimination of the Office of Thrift Supervision and the transfer of oversight of thrift institutions and their holding companies to the Office of the Comptroller of the Currency or the FDIC and the Federal Reserve;

•

provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including (i) stockholder advisory votes on executive compensation, (ii) executive compensation “clawback” requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria, (iii) enhanced independence requirements for compensation committee members, and (iv) giving the SEC authority to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company’s proxy statement;

•	limits on debit card interchange fees charged by issuer banks (commonly known as the Durbin Amendment); and

•

the creation of a Bureau of Consumer Financial Protection, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and which may examine and enforce its regulations on banks with more than $10 billion in assets.

In general, more stringent capital, liquidity and leverage requirements are expected to impact our business as the Dodd-Frank Act is fully implemented. The Federal agencies have issued proposed rules which will apply directly to larger institutions with either more than $50 billion in assets or more than $10 billion in assets, such as proposed Federal Reserve regulations for financial institutions deemed systemically significant. The Federal Reserve and the FDIC have proposed rules requiring stress tests and the Federal Reserve has proposed rules to implement the Volcker Rule. Further, the requirements and policies imposed on larger institutions may, in some cases, become “best practices” for smaller institutions. Therefore, as a result of the changes required by the Dodd-Frank Act, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices. These changes may also require us to devote significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

State Regulation

BancFirst is an Oklahoma-chartered state bank. Accordingly, BancFirst’s operations are subject to various requirements and restrictions of Oklahoma state law relating to loans, lending limits, interest rates payable on deposits, investments, mergers and acquisitions, borrowings, dividends, capital adequacy, and other matters. However, Oklahoma banking law specifically empowers a state-chartered bank such as BancFirst to exercise the same powers as are conferred upon national banks by the laws of the United States and the regulations and policies of the Office of the Comptroller of the Currency, unless otherwise prohibited or limited by the State Banking Commissioner or the State Banking Board. Accordingly, unless a specific provision of Oklahoma law otherwise provides, a state-chartered bank is empowered to conduct all activities that a national bank may conduct.

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

In addition to the provisions of the GLB Act that authorize state nonmember banks to invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) on the same conditions that apply to national banks, FDICIA provides that FDIC-insured state banks such as BancFirst may engage directly or through a subsidiary in certain activities that are not permissible for a national bank, if the activity is authorized by applicable state law, the FDIC determines that the activity does not pose a significant risk to the DIF, and the bank is in compliance with its applicable capital standards.

Securities Laws

The Company’s common stock is publicly held and listed on the NASDAQ Global Select Market, and the Company is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the SEC promulgated thereunder as well as listing requirements of the NASDAQ. In addition, the Dodd-Frank Act includes provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including the Company, as describe above under “the Dodd-Frank Act”.

The Company is also subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:

•	required executive certification of financial presentation;

•	increased requirements for board audit committees and their members;

•	enhanced disclosures of controls and procedures and internal control over financial reporting;

•	enhanced controls over, and reporting of, insider trading; and

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

Available Information

The Company maintains a website at www.bancfirst.com. The Company provides copies of the most recently filed 10-K, 10-Q and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the SEC. The website also provides links to the SEC’s website (http://www.sec.gov) where all of the Company’s filings with the SEC can be obtained immediately upon filing. You may also request a copy of the Company’s filings, at no cost, by writing or telephoning us at the following address:

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

Risks Related to Our Industry

Changes in the economic and financial environment pose significant challenges for us and could adversely affect our financial condition and results of operations.

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sustained declines in the value of financial instruments and real estate values, and while we are taking steps to manage our market and credit risk exposure, we nonetheless are affected by these issues in view of our retaining a securities portfolio and a loan portfolio consisting of commercial and residential construction loans, residential and commercial real estate loans and commercial and industrial loans. Possible declines in the value of our investment securities could result in our recording losses on the other-than-temporary impairment (“OTTI”) of securities, which would reduce our earnings and therefore our capital. Declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including relatively high unemployment, continue to have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, deterioration in local economic conditions, could result in further increases in loan delinquencies; increases in problem assets and foreclosures; and declines in the values of the collateral for our loans, which could reduce our customers’ borrowing power. Furthermore, further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate an increase in our provision for loan losses, which, in turn, would reduce our earnings and capital. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

Beginning in the fourth quarter of 2008, the U.S. Government responded to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. The U.S. Treasury, the FDIC and the Federal Reserve Board each have developed programs and facilities, including, among others, the TARP Capital Purchase Program, the Dodd-Frank Act and other efforts, designed to increase inter-bank lending, improve funding for consumer receivables and restore consumer and counterparty confidence in the banking sector, as more particularly described in “Item 1. Business—Supervision and Regulation.” There can be no assurance as to the impact that any such initiatives or governmental programs will have on the financial markets, including the high levels of volatility and limited credit availability. The failure of these efforts to stabilize the financial markets, the continuation or worsening of current financial market conditions or unintended long-term consequences of these programs or initiatives could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock and other equity and debt securities.

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

During 2008 and continuing in 2009, higher levels of bank failures dramatically increased resolution costs of the FDIC and depleted the DIF. In addition, the Dodd-Frank Act has permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and noninterest-bearing transactions accounts have unlimited deposit insurance through December 31, 2012. These programs have placed additional stress on the DIF. In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured depository institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of estimated deposit insurance premiums by December 31, 2009. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If additional bank or financial institution failures continue or increase, or if the cost of resolving prior failures exceeds expectations, we may be required to pay even higher FDIC premiums than these recently increased levels. Any future increases or required prepayments of FDIC insurance premiums may adversely impact our earnings and financial condition.

Our FDIC insurance related costs were $3.7 million for the year ended December 31, 2011 compared with $5.7 million and $7.8 million for the years ended December 31, 2010 and 2009, respectively. We are unable to predict the impact in future periods; including whether and when additional special assessments will occur, in the event the economic crisis continues.

Tax law changes may adversely affect our net income, effective tax rate and our overall results of operations and financial condition.

Our financial performance is impacted by Federal and state tax laws. Given the current economic and political environment, and ongoing state budgetary pressures, the enactment of new Federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on our financial condition and results of operations.

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

The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. Many of these provisions are subject to further study, rulemaking, and the discretion of regulatory bodies, such as the Financial Stability Oversight Council, which will regulate the systemic risk of the financial system. While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions with assets over $10 billion and most likely to affect institutions with assets greater than $50 billion, the Dodd-Frank Act also contains many provisions which will affect smaller institutions such as ours in substantial ways. For example, one year after the date of its enactment, the Dodd-Frank Act eliminated the Federal prohibitions on paying interest on business checking accounts, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. Compliance with the Dodd-Frank Act’s provisions may curtail our revenue opportunities, increase our operating costs, require us to hold higher levels of regulatory capital or liquidity or both or otherwise adversely affect our business or financial results in the future. Our management continues to actively review the provisions of the Dodd-Frank Act and assess its probable impact on our business, financial condition, and results of operations. However, because many aspects of the Dodd-Frank Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on us at this time.

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

As a lender, we face the risk that a significant number of our borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability, and financial condition. We have established an evaluation process designed to recognize loan losses as they occur. While this evaluation process uses historical and other objective information, the classification of loans and the estimation of loan losses are dependent to a great extent on our experience and judgment. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses. We cannot assure you that our future loan losses will not have any material adverse effects on our business, profitability or financial condition.

Adverse changes in economic conditions, especially in the State of Oklahoma, could have a material adverse effect on our business, growth, and profitability.

Our bank subsidiary operates exclusively within the State of Oklahoma and, unlike larger national or superregional banks that serve a broader and more diverse geographic region; our lending is also primarily concentrated in the State of Oklahoma. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in our state. Our continued success is largely dependent upon the continued growth or stability of the communities we serve. A decline in the economies of these communities could negatively impact our net income and profitability. Additionally, declines in the economies of these communities and of the State of Oklahoma in general could affect our ability to generate new loans or to receive repayments of existing loans, and our ability to attract new deposits, adversely affecting our financial condition.

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

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Continued deterioration in the real estate markets could lead to additional losses, which could have a material negative effect on our financial condition and results of operations.

Loans secured by real estate have been a large portion of our loan portfolio. At December 31, 2011, this percentage was 65.2% compared to 62.6% at December 31, 2010. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. Although we were not, and are not, involved in subprime lending, the ramifications of the subprime lending crisis and the turmoil in the financial and capital markets that followed have been far-reaching, with real estate values declining and unemployment and bankruptcies rising throughout the nation, including the region we serve. The ability of our borrowers to repay their loans could be adversely impacted by the significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for loan losses. In addition, because multi-family and commercial real estate (“CRE”) loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

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

Our completed acquisitions, or any future acquisition, may not produce the revenue, cost savings, earnings or synergies that we anticipated. The process of integrating acquired companies into our business may also result in unforeseen difficulties. Unforeseen operating difficulties may absorb significant management attention, which we might otherwise devote to our existing business. Also, the process may require significant financial resources that we might otherwise allocate to other activities, including the ongoing development or expansion of our existing operations. Additionally, we may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be negatively affected.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting. These requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. If we or our auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and have an adverse effect on our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our historic growth and our planned expansion through acquisitions present challenges to maintaining the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls we could be subject to regulatory scrutiny and sanctions, our ability to recognize revenue could be impaired and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will continue to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal control over financial reporting is effective in future periods.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving our customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

The recent repeal of Federal prohibitions on payment of interest on business checking accounts could increase our Company’s interest expense.

All Federal prohibitions on the ability of financial institutions to pay interest on business checking accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. As a result, some financial institutions have commenced offering interest on business checking accounts to compete for customers. We do not yet know what interest rates other institutions may offer as market interest rates begin to increase. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on business checking accounts to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

We cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the capital markets, or a downgrade of our debt ratings, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and we would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition and results of operations.

Risks Associated with Our Common Stock

Our stock price can be volatile.

Investors should carefully consider the risks described in this “Risk Factors” section and the other information in this report, including our consolidated financial statements with related notes and documents incorporated by reference. If any of these risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things: actual or anticipated variations in quarterly results of operations; recommendations by securities analysts; operating and stock price performance of other companies that investors deem comparable to us; news reports relating to trends, concerns and other issues in the financial services industry; perceptions in the marketplace regarding us and/or our competitors; new technology used, or services offered by competitors; significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; failure to integrate acquisitions or realize anticipated benefits from acquisitions; changes in government regulations; and geopolitical conditions such as acts or threats of terrorism or military conflicts.

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

Our directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 53% of our outstanding common stock as of February 28, 2012. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors. The directors and executive officers may vote to cause us to take actions with which our other stockholders do not agree.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank, a technology and operations center and 92 branches. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties. (See Note 6—“Premises and Equipment, Net” to the Consolidated Financial Statements for further information on the Company’s properties).

Item 3. Legal Proceedings.

The Company has been named as a defendant in various legal actions arising from the conduct of its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial statements of the Company.

Item 4. (Removed and Reserved).

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

	Price Range
	High	Low	Cash Dividends Declared
2011
Fourth Quarter	$40.85	$31.35	$0.27
Third Quarter	$39.98	$30.50	$0.27
Second Quarter	$43.06	$35.03	$0.25
First Quarter	$44.67	$40.50	$0.25

2010
Fourth Quarter	$43.58	$39.70	$0.25
Third Quarter	$41.88	$34.87	$0.25
Second Quarter	$47.15	$36.23	$0.23
First Quarter	$44.20	$35.58	$0.23

As of February 28, 2012 there were 326 holders of record of the Common Stock. The closing price of our Common Stock on February 28, 2012 was $41.55 per share.

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate.

BancFirst Corporation is a legal entity separate and distinct from the Bank, and its ability to pay dividends is substantially dependent upon dividend payments received from the Bank. Various laws, regulations and regulatory policies limit the Bank’s ability to pay dividends to BancFirst Corporation, as well as BancFirst Corporation’s ability to pay dividends to its stockholders. See “Liquidity and Funding” and “Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Description of Business-Supervision and Regulation” and Note (15) of the Notes to Consolidated Financial Statements for further information regarding limitations on the payment of dividends by BancFirst Corporation and the Bank.

Stock Repurchases

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2011 there were 241,751 shares remaining that could be repurchased under the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2011 to October 31, 2011 (1)	5,305	$32.72	—	258,529
November 1, 2011 to November 30, 2011 (1)	16,778	$34.17	—	241,751
December 1, 2011 to December 31, 2011	—	$—	—	241,751

(1)	Represents repurchases made in connection with the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

Performance Graph

The Company’s performance graph is incorporated by reference from “Company Performance” contained on the last page of this 10-K report.

Item 6. Selected Financial Data.

The following table sets forth certain historical consolidated financial data as of and for the five years ended December 31, 2011. The historical consolidated financial data has been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes included elsewhere in this report.

	At and for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Income Statement Data
Net interest income	$156,897	$142,757	$131,304	$139,006	$148,033
Provision for loan losses	4,515	2,954	10,389	10,676	3,329
Noninterest income	76,961	69,938	66,881	74,486	71,391
Noninterest expense	158,646	144,095	139,117	135,006	134,446
Net income	45,621	42,309	32,609	44,358	53,093
Balance Sheet Data
Total assets	$5,608,825	$5,060,249	$4,416,115	$3,867,204	$3,743,006
Securities	614,977	743,803	416,170	449,780	461,884
Total loans (net of unearned interest)	3,013,498	2,811,964	2,738,654	2,757,854	2,487,099
Allowance for loan losses	37,656	35,745	36,383	34,290	29,127
Deposits	5,037,735	4,503,754	3,929,016	3,377,608	3,288,504
Long-term borrowings	18,476	34,265	—	—	606
Junior subordinated debentures	36,083	28,866	26,804	26,804	26,804
Stockholders’ equity	483,041	458,594	430,750	413,791	371,962
Per Common Share Data
Net income—basic	$2.99	$2.76	$2.13	$2.91	$3.41
Net income—diluted	2.93	2.70	2.09	2.85	3.33
Cash dividends	1.04	0.96	0.90	0.84	0.76
Book value	31.95	29.84	28.14	27.08	24.44
Tangible book value	28.07	26.19	25.41	24.34	21.66
Selected Financial Ratios
Performance ratios:
Return on average assets	0.85%	0.92%	0.78%	1.17%	1.49%
Return on average stockholders’ equity	9.65	9.45	7.70	11.30	14.66
Cash dividends payout ratio	34.78	34.78	42.25	28.87	22.29
Net interest spread	2.96	3.06	2.97	3.31	3.59
Net interest margin	3.20	3.37	3.42	4.05	4.63
Efficiency ratio	67.84	67.75	70.20	63.24	61.27
Balance Sheet Ratios:
Average loans to deposits	60.64%	67.58%	74.57%	78.82%	76.04%
Average earning assets to total assets	92.49	92.74	92.56	91.23	90.86
Average stockholders’ equity to average assets	8.85	9.74	10.15	10.35	10.18
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	0.76%	1.00%	1.46%	0.86%	0.54%
Nonperforming and restructured assets to total assets	0.71	1.01	1.13	0.72	0.40
Allowance for loan losses to total loans	1.25	1.27	1.33	1.24	1.17
Allowance for loan losses to nonperforming and restructured loans	163.54	127.25	91.06	144.52	215.57
Net charge-offs to average loans	0.09	0.13	0.30	0.21	0.08

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis (Dollars in thousands)

	December 31, 2011			December 31, 2010			December 31, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$2,893,263	$164,484	5.69%	$2,761,986	$155,131	5.62%	$2,749,544	$153,059	5.57%
Securities—taxable	571,193	12,321	2.16	481,783	12,378	2.57	379,702	13,436	3.54
Securities—tax exempt	69,921	2,889	4.13	36,228	1,913	5.28	38,081	2,151	5.65
Federal funds sold and interest-bearing deposits with banks	1,410,788	3,585	0.25	982,059	2,474	0.25	695,167	2,241	0.32

Total earning assets	4,945,165	183,279	3.71	4,262,056	171,896	4.03	3,862,494	170,887	4.42

Nonearning assets:
Cash and due from banks	142,256			108,440			113,207
Interest receivable and other assets	295,963			261,521			233,885
Allowance for loan losses	(36,729)			(36,466)			(36,607)

Total nonearning assets	401,490			333,495			310,485

Total assets	$5,346,655			$4,595,551			$4,172,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$709,609	$1,423	0.20%	$612,442	$1,404	0.23%	$518,914	$1,218	0.23%
Savings deposits	1,633,555	8,981	0.55	1,424,252	12,215	0.86	1,228,697	15,513	1.26
Time deposits	921,984	11,467	1.24	838,589	12,462	1.49	885,403	19,777	2.23
Short-term borrowings	8,276	58	0.70	3,099	6	0.19	2,883	11	0.38
Long-term borrowings	31,826	882	2.77	3,129	61	1.95	—	—	—
Junior subordinated debentures	32,287	2,184	6.76	27,284	1,993	7.30	26,804	1,966	7.33

Total interest-bearing liabilities	3,337,537	24,995	0.75	2,908,795	28,141	0.97	2,662,701	38,485	1.45

Interest-free funds:
Noninterest-bearing deposits	1,506,371			1,211,712			1,054,291
Interest payable and other liabilities	29,755			27,487			32,239
Stockholders’ equity	472,992			447,557			423,748

Total interest free-funds	2,009,118			1,686,756			1,510,278

Total liabilities and stockholders’ equity	$5,346,655			$4,595,551			$4,172,979

Net interest income		$158,284			$143,755			$132,402

Net interest spread			2.96%			3.06%			2.97%

Net interest margin			3.20%			3.37%			3.42%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2011. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

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

SUMMARY

BancFirst Corporation’s net income for 2011 was $45.6 million, or $2.93 per diluted share, compared to $42.3 million, or $2.70 per diluted share for 2010 and $32.6 million, or $2.09 per diluted share for 2009.

In 2011, net interest income was $156.9 million, compared to $142.8 million in 2010 and $131.3 million in 2009. The Company’s net interest margin was 3.20% for 2011, down 17 basis points from 3.37% in 2010 and down 22 basis points from 3.42% in 2009. Provision for loan losses was $4.5 million in 2011 compared to $3.0 million in 2010 and $10.4 million in 2009. Noninterest income was $77.0 million in 2011 compared to $69.9 million in 2010 and $66.9 million in 2009, while noninterest expense was $158.6 million in 2011 compared to $144.1 million in 2010 and $139.1 million in 2009. The earnings of the Company in 2011 and 2010 were affected primarily by the continued low interest rate environment which resulted in a slightly lower net interest margin partially offset by growth in earning assets.

Total assets at December 31, 2011 were $5.6 billion, up from $5.1 billion at December 31, 2010 and $4.4 billion at December 31, 2009. Total loans at December 31, 2011 were $3.0 billion versus $2.8 billion for 2010 and $2.7 billion for 2009. Total deposits increased to $5.0 billion from $4.5 billion for 2010 and $3.9 billion for 2009. The Company’s liquidity remains strong as its average loan-to-deposit ratio was 60.6% for 2011, compared to 67.6% for 2010 and 74.6% for 2009. Stockholders’ equity was $483.0 million compared to $458.6 million for 2010 and $430.8 million for 2009. Average stockholders’ equity to average assets was 8.85% at December 31, 2011, compared to 9.74% at December 31, 2010 and 10.15% at December 31, 2009.

Asset quality improved in 2011 as measured by a ratio of nonperforming and restructured assets to total assets of 0.71% for the year ended December 31, 2011, compared to 1.01% at December 31, 2010 and 1.13% at December 31, 2009. The Company sold a commercial property held in other real estate owned valued at $6.0 million in the first quarter of 2011. The allowance for loan losses equaled 163.5% of nonperforming and restructured loans at December 31, 2011, versus 127.2% at the end of 2010 and 91.1% at the end of 2009. Net charge-offs to average loans for 2011 decreased to 0.09%, compared to 0.13% for 2010 and 0.30% for 2009. The allowance for loan losses as a percentage of total loans was 1.25% in 2011 compared to 1.27% in 2010 and 1.33% in 2009.

On January 19, 2012, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst completed the sale of one of its investments that resulted in a pretax gain of approximately $4.5 million. After related expenses and income taxes, the increase in net income approximated $2.6 million or $0.17 per share on a fully diluted basis. The gain will be included in first quarter 2012 earnings.

On July 12, 2011, the Company completed the acquisition of FBC Financial Corporation and its subsidiary bank, 1st Bank Oklahoma with banking locations in Claremore, Verdigris, and Inola, Oklahoma. The Company paid a premium of $1.5 million above the equity capital of FBC Financial Corporation. At acquisition, 1st Bank Oklahoma had approximately $217 million in total assets, $116 million in loans, $178 million in deposits and $18 million in equity capital. 1st Bank Oklahoma operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on February 17, 2012. The acquisition did not have a material effect on the Company’s consolidated financial statements.

The Federal Reserve enacted a final rule on June 29, 2011 establishing the debit card interchange rate at $0.21 per transaction and five basis points multiplied by the value of the transaction that was effective on October 1, 2011 for banks exceeding $10 billion in assets. Although the rule does not apply directly to the Company, the possible competitive response may have an impact on the Company’s pricing of these services.

On December 15, 2010, the Company completed the acquisition of OK Bancorporation, Inc., and its subsidiary bank, The Okemah National Bank. At acquisition, The Okemah National Bank had approximately $73 million in total assets, $32 million in loans, $62 million in deposits, and $9 million in equity capital. The Okemah National Bank operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on October 21, 2011. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On December 10, 2010, the Company completed the acquisition of Exchange Bancshares of Moore, Inc., and its subsidiary bank, Exchange National Bank of Moore. At acquisition, Exchange National Bank of Moore had approximately $147 million in total assets, $47 million in loans, $116 million in deposits, and $10 million in equity capital. Exchange National Bank operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on June 17, 2011. The acquisition did not have a material effect on the Company’s consolidated financial statements.

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

Effective June 30, 2010, the Company ceased participation in the Transaction Account Guarantee Program (“TAGP”) for extended coverage of noninterest-bearing transaction deposit accounts. Accordingly, the standard deposit insurance amount was in effect for the Company’s deposit accounts through December 31, 2010. In November 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

On April 1, 2010, the Company’s insurance agency BancFirst Insurance Services, Inc., formerly known as Wilcox, Jones & McGrath, Inc., completed its acquisition of RBC Agency, Inc., which had offices in Shawnee and Stillwater. BancFirst Insurance Services, Inc. also has offices in Oklahoma City, Tulsa, Lawton and Muskogee. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. The Company sold all student loans held for sale of $144.5 million in October 2010. As of December 31, 2011, the Company had approximately $46.7 million of student loans held for investment remaining in the loan portfolio.

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

In November 2009, the FDIC issued a rule that required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In December 2009, the Company paid $20.2 million in prepaid risk-based assessments, which included $1.2 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount is included in deposit insurance expense for 2009. Prepaid deposit insurance of approximately $12.3 million and $15.0 million was included in other assets in the accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively.

On May 22, 2009 the FDIC increased deposit insurance premiums and imposed a Special Assessment on member financial institutions that was based on June 30, 2009 assets less tier one capital. These increases caused the Company’s noninterest expense to increase in 2009. The amount of $1.9 million was expensed on June 30, 2009.

The Company did not accept funds from the U.S. Treasury’s Capital Purchase Program and also did not participate in the Debt Guarantee Program for newly issued senior unsecured debt. The Company’s capital levels have continued to exceed the well-capitalized guidelines.

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

The amount of the allowance for loan losses is first estimated by each business unit’s management based on their evaluation of their unit’s portfolio. This evaluation involves identifying impaired and adversely classified loans. Specific allowances for losses are determined for impaired loans based on either the loans’ estimated discounted cash flows or the fair values of the collateral. Allowances for adversely classified loans are estimated using historical loss percentages for each type of loan adjusted for various economic and environmental factors related to the underlying loans. An allowance is also estimated for non-adversely classified loans using a historical loss percentage based on losses arising specifically from non-adversely classified loans, adjusted for various economic and environmental factors related to the underlying loans. Each month the Company’s Senior Loan Committee reviews each business unit’s allowance, and the aggregate allowance for the Company and, on a quarterly basis, adjusts and approves the adequacy of the allowance. In addition, annually or more frequently as needed, the Senior Loan Committee evaluates and establishes the loss percentages used in the estimates of the allowance based on historical loss data, and giving consideration to their assessment of current economic and environmental conditions. To facilitate the Senior Loan Committee’s evaluation, the Company’s Asset Quality Department performs periodic reviews of each of the Company’s business units and reports on the adequacy of management’s identification of impaired and adversely classified loans, and their adherence to the Company’s loan policies and procedures.

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of eight to eighteen years. Mortgage servicing rights are amortized based on current prepayment assumptions. Goodwill is not amortized. At least annually in the fourth quarter, intangible assets, excluding mortgage servicing rights, and goodwill are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the statement of comprehensive income. Mortgage servicing rights are revalued quarterly.

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

The evaluation of intangible assets and goodwill for the years ended December 31, 2011, 2010 and 2009 resulted in no material impairments.

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

RESULTS OF OPERATIONS

Net Interest Income

In 2011, net interest income, which is the Company’s principal source of operating revenue, increased $14.1 million to $156.9 million compared to an increase of $11.4 million in 2010, and a decrease of $7.8 million in 2009. In 2011, $12.0 million of the increase in net interest income was related to the Company’s acquisitions made in the later part of 2010 and the acquisition made during 2011. The net interest margin on a taxable equivalent basis for 2011 was 3.20%, compared to 3.37% for 2010 and 3.42% for 2009. Changes in the volume of earning assets and interest-bearing liabilities, and changes in interest rates determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2011 and 2010. For 2011, the decrease in net interest margin was due to continued low interest rates and an increase in earning assets at relatively low rates. For 2010, lower deposit rates resulted in a positive rate variance partially offset by higher deposit volumes. For 2009, declining loan rates resulted in a significant decrease in net interest income. If interest rates and/or loan volume do not increase, management expects continued compression of its net interest margin in 2012 as higher yielding loans and securities mature and are replaced at current market rates.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2011			Change in 2010
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$9,353	$12,739	$(3,386)	$2,072	$184	$1,888
Investments—taxable	(57)	1,675	(1,732)	(1,058)	3,486	(4,544)
Investments—tax exempt	976	1,846	(870)	(238)	(151)	(87)
Interest-bearing deposits with banks and Federal funds sold	1,111	1,073	38	232	924	(692)

Total interest income	11,383	17,333	(5,950)	1,008	4,443	(3,435)

Interest Expense:
Transaction deposits	19	109	(90)	186	206	(20)
Savings deposits	(3,234)	(2,661)	(573)	(3,333)	(2,861)	(472)
Time deposits	(995)	5,507	(6,502)	(7,314)	4,559	(11,873)
Short-term borrowings	52	35	17	(5)	(3)	(2)
Long-term borrowings	821	630	191	95	69	26
Junior subordinated debentures	191	367	(176)	27	35	(8)

Total interest expense	(3,146)	3,987	(7,133)	(10,344)	2,005	(12,349)

Net interest income	$14,529	$13,346	$1,183	$11,352	$2,438	$8,914

(1)	Changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

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

The Analysis of Interest Rate Sensitivity presents the Company’s earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 2011. The Company’s cumulative negative gap position in the one year interval decreased to $193 million at December 31, 2011 from $621 million at December 31, 2010, and decreased as a percentage of total earning assets to 3.7% from 13.2% for the years ended December 31, 2011 and 2010, respectively. This negative gap position assumes that the Company’s core savings and transaction deposits are immediately rate sensitive. In a falling rate or sustained low rate environment, the benefit of the Company’s noninterest-bearing funds is decreased, resulting in a decrease in the Company’s net interest margin over time.

In the first quarter of 2011 with rates remaining at historically low levels, the Company, through its Asset and Liability Committee (“ALCO”) and Senior Loan Committee decided to offer a seven to fifteen year, fixed rate, amortizing loan product primarily for commercial real estate loans. During 2011, the Company added approximately $160 million of this fixed rate product with maturities between seven and fifteen years and amortizations ranging primarily from ten to twenty years. To offset this fixed rate exposure, the Company purchased approximately $254 million of floating rate securities from securities maturing during 2011. The Company believes this will help stabilize its net interest margin if rates remain low for the next several years.

ANALYSIS OF INTEREST RATE SENSITIVITY

December 31, 2011

	Interest Rate Sensitive		Noninterest Rate Sensitive
	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
EARNING ASSETS
Loans	$466,902	$550,748	$1,229,082	$766,766	$3,013,498
Securities	274,099	73,692	177,241	89,945	614,977
Federal funds sold and interest-bearing deposits	1,544,435	—	—	—	1,544,435

Total	$2,285,436	$624,440	$1,406,323	$856,711	$5,172,910

FUNDING SOURCES
Noninterest-bearing demand deposits (1)	$—	$—	$—	$1,294,450	$1,294,450
Savings and transaction deposits	2,424,573	—	—	—	2,424,573
Time deposits of $100 or more	108,018	180,973	101,847	24,096	414,934
Time deposits under $100	128,902	242,736	98,248	23,193	493,079
Short-term borrowings	8,274	—	—	—	8,274
Long-term borrowings	—	9,294	9,182	—	18,476
Junior subordinated debentures	—	—	—	36,083	36,083
Stockholders’ equity	—	—	—	483,041	483,041

Total	$2,669,767	$433,003	$209,277	$1,860,863	$5,172,910

Interest sensitivity gap	$(384,331)	$191,437	$1,197,046	$(1,004,152)
Cumulative gap	$(384,331)	$(192,894)	$1,004,152	$—
Cumulative gap as a percentage of total earning assets	(7.4)%	(3.7)%	19.4%	—%

(1)	Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders’ equity.

Provision for Loan Losses

The provision for loan losses was $4.5 million for 2011, compared to $3.0 million for 2010 and $10.4 million for 2009. During 2011, $1.7 million of the increase in the provision for loan losses was related to the Company’s acquisitions made in the later part of 2010 and the acquisition made during 2011. During 2010, credit quality generally stabilized as previously identified problem loans were moved to other real estate owned while potential problem loans decreased. In 2009, credit quality deteriorated with higher levels of potential problem loans and nonperforming loans resulting in an additional provision for loan losses. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Net loan charge-offs were $2.6 million for 2011, compared to $3.6 million for 2010 and $8.3 million for 2009. The net charge-offs equated to 0.09%, 0.13% and 0.30% of average loans for 2011, 2010 and 2009, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans (Including Acquired Loans).”

Noninterest Income

Noninterest income was $77.0 million in 2011 versus $69.9 million in 2010 and $66.9 million in 2009. Total noninterest income increased $7.1 million in 2011, an increase of 10.0%. This compares to an increase of $3.0 million, or 4.5%, in 2010. For 2011, the Company’s acquisitions made in the later part of 2010 and the acquisition made during 2011 increased noninterest income by approximately $3.3 million. In addition, noninterest income was higher in 2011 due to a securities gain of $1.3 million on the sale of an investment made by the Company’s venture capital subsidiary, Council Oak Investment Corporation, higher commercial deposit revenues, trust income and insurance commissions. Noninterest income was higher in 2010 due to higher deposit revenues, trust income and insurance commissions partially offset by lower cash management fee revenues. Core noninterest income was up in 2009 due to increases in commercial deposit income and sales of mortgage loans and student loans offset by lower cash management revenues. The Company’s fee income has increased in each of the last five years due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth.

The Company had income from debit card usage totaling $15.1 million, $12.8 million and $10.8 million for the years 2011, 2010 and 2009, respectively. The recently enacted Dodd-Frank Act has given the Federal Reserve the authority to establish rules regarding debit card interchange fees charged for electronic debit transactions by payment card issuers. Because of the uncertainty as to any future rulemaking by the Federal Reserve and the inability to forecast competitive responses, the Company cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of income from debit card usage reported in future periods.

The Company recognized a net gain on the sale of securities of $1.6 million in 2011 due primarily to an investment sale made by the Company’s venture capital subsidiary, Council Oak Investment Corporation, compared to a gain of $324,000 in 2010 and a gain of $336,000 in 2009. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. The Company has the ability and intent to hold securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost.

The Company earned $2.0 million on the sale of loans in 2011 compared to $2.9 million in 2010 and $2.8 million in 2009. The activity in the secondary market for mortgage loans increased during 2010 and 2009 due to a large number of refinancings in the historically low interest rate environment. The final sale of student loans occurred in 2010 while activity in student loans was up slightly in 2009 due to less local competition in the market. Student loan activity ceased during 2010 when Congress passed student loan reform legislation centralizing student lending in a governmental agency, which eliminated guaranteed student lending by financial institutions.

Noninterest Expense

Total noninterest expense increased by $14.6 million, or 10.1% to $158.6 million in 2011. This compares to increases of $5.0 million, or 3.6%, for 2010, and $4.1 million, or 3.0%, for 2009. The increase in noninterest expense during 2011 was primarily related to the Company’s acquisitions made in the later part of 2010 and the acquisition made during 2011, which added approximately $10.1 million of noninterest expense. Other factors were an increase in salaries and benefits excluding acquisitions of approximately $2.6 million, write downs on other real estate of $1.7 million, and merger related expenses of approximately $884,000, partially offset by a gain on the sale of other real estate of approximately $1.1 million. Noninterest expense increased in 2010 due to higher benefit and acquisition costs partially offset by lower FDIC insurance costs. The increase in noninterest expense in 2009 was primarily due to the FDIC special assessment and higher deposit insurance premium totaling $7.3 million which was partially offset by a $1.8 million reduction in loan origination expense and $900,000 in lower salaries and employee benefits.

During 2009, in response to the higher noninterest expense and lower operating margins, the Company continued a salary freeze for all non-exempt employees along with suspension of branch expansion. These measures were relaxed during 2010 and 2011.

Income Taxes

Income tax expense totaled $25.1 million in 2011, compared to $23.3 million in 2010 and $16.1 million for 2009. Income tax expense declined in 2009 due to lower pretax income. The effective tax rates for 2011, 2010 and 2009 were 35.5%, 35.5% and 33.0%, respectively. The primary reasons for the difference between the Company’s effective tax rate and the Federal statutory rate were tax-exempt income, nondeductible amortization, Federal and state tax credits, and state tax expense. The Company’s effective tax rate increased in 2010 due to the full utilization of $1.5 million of Federal tax credits.

Certain financial information is prepared on a taxable equivalent basis to facilitate analysis of yields and changes in components of earnings. Average balance sheets, comprehensive income statements and other financial statistics are also presented on a taxable equivalent basis.

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

FINANCIAL POSITION

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the Federal funds market that has resulted in near zero overnight Fed funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

The amount of cash, Federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing, and the Company’s requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and Federal funds sold increased $462.8 million in 2011, $203.8 million in 2010 and $587.4 million in 2009. The increases were primarily due to increased deposits.

Securities

For the year ended December 31, 2011, total securities decreased $128.8 million to $615.0 million, a decrease of 17.3%. This compares to an increase of $329.2 million, or 78.9%, in 2010 and a decrease of $38.4 million, or 8.4%, in 2009. For the year ended December 31, 2011, securities decreased due to a shift in emphasis to higher yielding loans from lower yielding securities available in the current market. For the year ended December 31, 2010, securities increased due to acquisitions and higher pledging requirements for public deposits. Securities available for sale represented 96.3% of the total securities portfolio at December 31, 2011, compared to 97.1% at December 31, 2010 and 92.9% at December 31, 2009. Securities available for sale had a net unrealized gain of $14.6 million at December 31, 2011, compared to a net unrealized gain of $13.0 million at December 31, 2010 and a net unrealized gain of $16.9 million at December 31, 2009. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $9.4 million, $8.5 million and $11.0 million for December 31, 2011, 2010 and 2009 respectively.

SECURITIES

	December 31
	2011	2010	2009
	(Dollars in thousands)
Held for Investment (at amortized cost)
U.S. Treasury, other Federal agencies and mortgage-backed securities	$997	$1,207	$1,446
States and political subdivisions	21,480	20,804	28,350

Total	$22,477	$22,011	$29,796

Estimated market value	$22,958	$22,640	$30,736

Available for Sale (at estimated market value)
U.S. Treasury, other Federal agencies and mortgage-backed securities	$517,629	$646,665	$346,837
States and political subdivisions	62,709	64,210	9,625
Other securities	12,162	10,917	29,912

Total	$592,500	$721,792	$386,374

Total Securities	$614,977	$743,803	$416,170

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. As of December 31, 2011, the Company had net unrealized gains largely due to decreases in market interest rates from the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date or if market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Furthermore, as of December 31, 2011, management also had the ability and intent to hold all securities classified as available for sale with an unrealized loss for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2011, management believes the impairments were temporary and no material impairment loss was realized in the Company’s consolidated statement of comprehensive income.

MATURITY DISTRIBUTION OF SECURITIES

The following maturity distribution of securities table summarizes the weighted average maturity and weighted average taxable equivalent yields of the securities portfolio at December 31, 2011. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represent 79.7% of the total portfolio.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
U.S. Treasury and other Federal agencies	$23	1.79%	$603	4.12%	$370	5.81%	$1	1.96%	$997	4.69%
State and political subdivisions	5,845	5.43	13,911	4.51	1,724	6.51	—	—	21,480	4.92

Total	$5,868	5.42	$14,514	4.49	$2,094	6.39	$1	1.96	$22,477	4.91

Percentage of total	26.1%		64.6%		9.3%		—%		100.0%

Available for Sale
U.S. Treasury and other Federal agencies	$102,646	4.60%	$339,238	1.15%	$18,265	2.04%	$57,480	1.02%	$517,629	1.85%
State and political subdivisions	4,923	3.86	23,177	3.23	23,728	4.52	10,881	6.09	62,709	4.27
Other securities	—	—	—	—	—	—	12,162	13.92	12,162	13.92

Total	$107,569	4.57	$362,415	1.28	$41,993	3.44	$80,523	3.65	$592,500	2.35

Percentage of total	18.1%		61.2%		7.1%		13.6%		100.0%

Total securities	$113,437	4.62%	$376,929	1.41%	$44,087	3.59%	$80,524	3.65%	$614,977	2.45%

Percentage of total	18.4%		61.3%		7.2%		13.1%		100.0%

 * Yield on a taxable equivalent basis

Loans (Including Acquired Loans)

The Company has historically generated loan growth from both internal originations and acquisitions. Total loans increased $201.5 million to $3.0 billion, an increase of 7.2%, in 2011 compared to an increase of $73.3 million or 2.7% in 2010 and a decrease of $19.2 million, or 0.7%, in 2009. Loans increased in 2011 due primarily to bank acquisitions and internal growth. Loans increased in 2010 due to bank acquisitions offset by the sale of the student loan portfolio. Loans declined slightly in 2009 due to the slowing regional economy. During 2011, the Company acquired loans from acquisitions of approximately $108.2 million, compared to $161.8 million during 2010.

Composition

The Company’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in light manufacturing, retail and service industries. Consumer loans were comprised primarily of loans to individuals for automobiles. Student loans have decreased to $46.7 million at December 31, 2011 down from $57.4 million at December 31, 2010 and $148.2 million at December 31, 2009. On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. The Company sold all student loans held for sale of $144.5 million in October 2010. The Company did not have any credit card receivables at year end 2011, 2010 or 2009 and does not expect to engage in this type of activity.

Loans secured by real estate, including farmland, multifamily, commercial, one to four family housing and construction and development loans, have been a large portion of the Company’s loan portfolio. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards.

LOANS BY CATEGORY

	December 31,
	2011		2010		2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$796,349	26.43%	$777,576	27.65%	$733,386	26.76%	$726,602	26.35%	$711,124	28.59%
Real estate—construction	207,953	6.90	230,367	8.19	201,704	7.37	246,269	8.93	222,820	8.96
Real estate—one to four family	655,134	21.74	608,786	21.65	569,592	20.80	543,183	19.70	513,969	20.67
Real estate—farmland, multifamily and commercial	1,101,731	36.56	921,958	32.79	881,495	32.19	905,862	32.84	768,451	30.89
Consumer	252,331	8.37	273,277	9.72	352,477	12.88	335,938	12.18	270,735	10.89

Total	$3,013,498	100.00%	$2,811,964	100.00%	$2,738,654	100.00%	$2,757,854	100.00%	$2,487,099	100.00%

MATURITY AND RATE SENSITIVITY OF LOANS

The following table presents the Maturity and Rate Sensitivity of Loans at December 31, 2011, for commercial, financial and other loans, and real estate loans, excluding one to four family residential loans and consumer loans. Approximately 41% of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, approximately 57% of the commercial real estate and other commercial loans had adjustable interest rates at December 31, 2011.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and other	$406,285	$341,113	$48,951	$796,349
Real estate—construction	162,315	31,058	14,580	207,953
Real estate—farmland, multifamily and commercial (excluding loans secured by 1 to 4 family residential properties)	294,531	395,787	411,413	1,101,731

Total	$863,131	$767,958	$474,944	$2,106,033

Loans with predetermined interest rates	$327,224	$376,560	$197,196	$900,980
Loans with adjustable interest rates	535,907	391,398	277,748	1,205,053

Total	$863,131	$767,958	$474,944	$2,106,033

Percentage of total	41.0%	36.5%	22.5%	100.0%

During 2009 the Company set rate floors. At December 31, 2011 approximately 74% of the floating rate loan portfolio was at the floor rate. Short-term rates would have to increase approximately 100 basis points before the Company’s loan portfolio would experience a measurable increase in yield.

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming Loans, Restructured Loans and Other Real Estate Owned

During 2011, nonperforming and restructured loans decreased $5.1 million to $23.0 million, a decrease of 18.0%. This compares to a decrease of $11.9 million to $28.1 million, or 29.7%, in 2010 and an increase of $16.2 million to $40.0 million, or 68.4%, in 2009. The decrease in 2011 was primarily due to the transfer of several commercial properties from nonperforming loans to other real estate owned. The decrease in 2010 was due to the transfer of two commercial properties totaling $11.6 million from nonperforming loans to other real estate owned while the increase in 2009 resulted from nonperformance on loans of several commercial customers. Nonperforming and restructured loans as a percentage of total loans, is shown in the table below.

Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. In 2011, nonaccrual loans decreased $5.5 million, a decrease of 20.7%, compared to a decrease of $10.4 million or 28.1% in 2010 and an increase of $15.8 million or 73.9% in 2009. Total interest income which was not accrued on nonaccrual loans outstanding was approximately $1.1 million at December 31, 2011, $1.0 million at December 31, 2010 and $1.4 million at December 31, 2009. Only a small amount of this interest is expected to be ultimately collected. Net interest income for 2010 included nonrecurring interest income from the disposition of nonperforming assets of $1.3 million.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although in a weakening economy, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for loan losses. At December 31, 2011, the allowance for loan losses as a percentage of nonperforming and restructured loans was 163.5%, compared to 127.3%, at the end of 2010 and 91.1% at the end of 2009.

At December 31, 2011, other real estate owned and repossessed assets decreased as shown in the following table. In addition to several sales and write downs of other real estate owned and repossessed assets, the decrease in 2011 was due in part to the sale of one nonperforming commercial real estate property valued at $6.9 million, sold at a sheriff’s sale, which paid off the Company’s loan balance and the interest due on the loan. The increase during 2010 was due to two commercial properties totaling $11.6 million that were previously on nonaccrual that were transferred to other real estate owned. Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair market values based upon appraisals, less estimated costs to sell. Write downs arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for loan losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense.

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2011	2010	2009	2008	2007
		(Dollars in thousands)
Past due over 90 days and still accruing	$798	$1,096	$853	$1,346	$823
Nonaccrual	21,187	26,701	37,133	21,359	11,568
Restructured	1,041	294	1,970	1,022	1,121

Total nonperforming and restructured loans	23,026	28,091	39,956	23,727	13,512
Other real estate owned and repossessed assets	16,640	23,179	9,881	3,997	1,568

Total nonperforming and restructured assets	$39,666	$51,270	$49,837	$27,724	$15,080

Nonperforming and restructured loans to total loans	0.76%	1.00%	1.46%	0.86%	0.54%

Nonperforming and restructured assets to total assets	0.71%	1.01%	1.13%	0.72%	0.40%

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $26.3 million, $10.1 million and $8.6 million of these loans at December 31, 2011, 2010 and 2009, respectively, which were not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Allowance for Loan Losses/Fair Market Value Adjustments on Acquired Loans

The allowance for loan losses reflects management’s estimate of loss incurred in the Company’s loan portfolio through the balance sheet date. The allowance and its adequacy is determined through consideration of many factors, including past loan loss experience, current evaluations of known impaired loans, levels of adversely classified loans, general economic conditions and other environmental factors. The Company’s methodology causes an increase in the reserve upon identification of a potential problem loan. The process of evaluating the adequacy of the allowance for loan losses necessarily involves the exercise of judgment and consideration of numerous subjective factors existing at year end. Accordingly, there can be no assurance that the estimate of incurred losses will not change as economic and environmental factors change from that date. Furthermore, in the future, additional loan loss provisions will be required for future losses as they occur. At December 31, 2011, the Company’s allowance for loan losses represented 1.25% of total loans, compared to 1.27% at December 31, 2010 and 1.33% at December 31, 2009. The overall credit portfolio generally stabilized and net charge-offs declined in 2011 and 2010. In 2009, the Company’s loan portfolio began to experience some isolated credit issues with several customers due primarily to a decline in collateral values and to a lesser extent, nonperformance. Although the national economy and the credit markets have recently stabilized, if unforeseen deterioration occurs, it would be reasonable to expect that the allowance for loan losses would increase in future periods.

Notwithstanding the foregoing, the Company’s recent net charge-off experience continued to remain low compared to the banking industry at both the state and national levels. In 2011, the Company recognized $2.6 million of net charge-offs, which represented 0.09% of average loans, compared to $3.6 million, or 0.13% for 2010 and $8.3 million, or 0.30% for 2009.

The fair market value adjustment on acquired loans contains a market component to adjust the rates on the loans to market value and a credit component to absorb potential and identified credit exposures in the acquired loans. The credit component was $3.7 million at December 31, 2011 and $2.8 million at December 31, 2010, while the acquired loans outstanding were $193.4 million and $161.8 million, respectively.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$35,745	$36,383	$34,290	$29,127	$27,700

Charge-offs:
Commercial	(925)	(584)	(4,940)	(1,901)	(455)
Real estate	(1,292)	(2,851)	(2,182)	(3,326)	(1,304)
Consumer	(822)	(689)	(1,008)	(897)	(888)
Other	(58)	(56)	(823)	(151)	(36)

Total charge-offs	(3,097)	(4,180)	(8,953)	(6,275)	(2,683)

Recoveries:
Commercial	134	151	172	187	200
Real estate	169	141	137	118	203
Consumer	131	185	252	221	312
Other	59	111	96	236	66

Total recoveries	493	588	657	762	781

Net charge-offs	(2,604)	(3,592)	(8,296)	(5,513)	(1,902)
Provision charged to operations	4,515	2,954	10,389	10,676	3,329

Balance at end of period	$37,656	$35,745	$36,383	$34,290	$29,127

Average loans	$2,893,263	$2,761,986	$2,749,544	$2,612,553	$2,364,618

Total loans	$3,013,498	$2,811,964	$2,738,654	$2,757,854	$2,487,099

Net charge-offs to average loans	0.09%	0.13%	0.30%	0.21%	0.08%

Allowance to total loans	1.25%	1.27%	1.33%	1.24%	1.17%

Allocation of the allowance by category of loans:
Commercial, financial and other	$9,703	$10,558	$9,789	$9,520	$8,453
Real estate—construction	4,229	3,884	3,447	3,231	3,261
Real estate—mortgage	20,741	18,060	18,533	17,421	14,269
Consumer	2,983	3,243	4,614	4,118	3,144

Total	$37,656	$35,745	$36,383	$34,290	$29,127

Percentage of loans in each category to total loans:
Commercial, financial and other	25.77%	29.54%	26.90%	27.76%	29.02%
Real estate—construction	11.23	10.86	9.47	9.42	11.20
Real estate—mortgage	55.08	50.52	50.95	50.81	48.99
Consumer	7.92	9.08	12.68	12.01	10.79

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Goodwill, Other Intangible Assets and Other Assets

Identifiable intangible assets and goodwill totaled $58.8 million, $56.2 million and $41.8 million at December 31, 2011, 2010 and 2009, respectively. The increase in 2011 was due to the acquisition of one community bank. The increase in 2010 was due to the acquisitions of an insurance agency and three community banks.

Other assets at December 31, 2011 include $57.4 million of cash surrender value of life insurance from life insurance companies with satisfactory credit ratings and $12.3 million of prepaid FDIC deposit insurance premium. Other assets at December 31, 2010 include $55.1 million of cash surrender value of life insurance from life insurance companies with satisfactory credit ratings and $15.0 million of prepaid FDIC deposit insurance premium. Other assets at December 31, 2009 include $46.4 million of cash surrender value of life insurance from life insurance companies with satisfactory credit ratings and $19.0 million of prepaid FDIC deposit insurance premium.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions, and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can, to a limited extent, affect its level of deposits. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. In addition to deposits, short-term borrowings comprised primarily of Federal funds purchased and repurchase agreements provide additional funding sources. The Company had $5.0 million in brokered CDs due to its 2011 acquisition, which were liquidated in February 2012. The Company currently does not rely heavily on long-term borrowings. The Company could utilize the sale of loans, securities, and liquidation of other assets as sources of liquidity and funding.

Historically, the Bank is more liquid than its peers. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2012, the Bank had approximately $54.4 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2011, the Bank declared four common stock dividends totaling $16.0 million and two preferred stock dividends totaling $1.9 million.

Deposits

Total deposits increased $534.0 million to $5.0 billion, an increase of 11.9% in 2011, compared to an increase of $574.7 million or 14.6%, in 2010, and $551.4 million or 16.3%, in 2009. The increase in deposits during 2011 and 2010 was due to acquisitions and internal growth while the increase in 2009 was largely due to approximately $450 million in overnight sweep funds that moved into interest-bearing transaction accounts due to low interest rates on money market funds. Demand deposits as a percentage of total deposits averaged 31.6% in 2011, 29.7% in 2010 and 28.5% in 2009. The Company’s core deposits provide it with a stable, low-cost funding source. Core deposits averaged 91.2%, 90.4% and 89.3% of total deposits in 2011, 2010 and 2009, respectively. If interest rates were to rise, some of the deposits which migrated from overnight sweep funds during 2009 and some of the deposit growth in 2010 and 2011 may move back into money market funds or to other depository institutions.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2011	2010	2009	2008	2007
		(Dollars in thousands)
Average Balances
Demand deposits	$1,506,371	$1,211,712	$1,054,291	$955,847	$877,474
Interest-bearing transaction deposits	709,609	612,442	518,914	423,773	398,786
Savings deposits	1,633,555	1,424,252	1,228,697	1,100,184	1,048,935
Time deposits under $100	499,707	446,799	504,931	492,651	486,089

Total core deposits	4,349,242	3,695,205	3,306,833	2,972,455	2,811,284
Time deposits of $100 or more	422,277	391,790	395,438	342,061	298,316

Total deposits	$4,771,519	$4,086,995	$3,702,271	$3,314,516	$3,109,600

PERCENTAGE OF TOTAL AVERAGE DEPOSITS AND AVERAGE RATES PAID

	2011		2010		2009		2008		2007
	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Demand deposits	31.57%		29.65%		28.47%		28.84%		28.22%
Interest-bearing transaction deposits	14.87	0.20%	14.99	0.23%	14.02	0.23%	12.79	0.50%	12.83	0.75%
Savings deposits	34.24	0.55	34.85	0.86	33.19	1.26	33.19	2.21	33.73	3.81
Time deposits under $100	10.47	1.21	10.93	1.49	13.64	2.26	14.86	3.52	15.63	4.47

Total core deposits	91.15		90.42		89.32		89.68		90.41
Time deposits of $100 or more	8.85	1.29	9.58	1.49	10.68	2.19	10.32	3.67	9.59	4.71

Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%

Average rate paid on interest- bearing deposits		0.67%		0.91%		1.36%		2.39%		3.52%

At December 31, 2011, 69.6% of the Company’s time deposits of $100,000 or more mature in one year or less. The following table shows the maturity of time deposits of $100,000 or more:

MATURITY OF TIME DEPOSITS

December 31, 2011
(Dollars in thousands)
$100,000 or More
Three months or less	$108,018
Over three months through six months	77,324
Over six months through twelve months	103,649
Over twelve months	125,943

Total	$414,934

Short-Term Borrowings

Short-term borrowings, consisting primarily of Federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $8.3 million at December 31, 2011, compared to $7.2 million at December 31, 2010 and $100,000 at December 31, 2009.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $503.8 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2011, the Company had the ability to draw up to $48.8 million on the FHLB line of credit based on FHLB stock holdings of $3.0 million with approximately $18.5 million in advances outstanding due to recent acquisitions. The advances mature at varying dates through 2014 and had rates between 1.7% and 4.3%. The Company had approximately $19.8 million in advances outstanding due to acquisitions at December 31, 2010 and no FHLB borrowings at December 31, 2009.

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

Capital Resources

Stockholders’ equity totaled $483.0 million at December 31, 2011, compared to $458.6 million at December 31, 2010 and $430.8 million at December 31, 2009. Stockholders’ equity has continued to increase due to net earnings retained, stock option exercises, and unrealized gains on securities, partially offset by common stock repurchases, dividends and unrealized losses on securities. The Company’s average equity capital ratio for 2011 was 8.85%, compared to 9.74% for 2010 and 10.15% for 2009. At December 31, 2011, the Company’s leverage ratio was 8.14%, its Tier 1 capital ratio was 13.49%, and its total risk-based capital ratio was 14.62%; compared to minimum requirements of 3%, 4% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels.

See Note (15) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”) authorizing management to repurchase shares of the Company’s common stock. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2011 there were 241,751 shares remaining that could be repurchased under the SRP. For the year ended December 31, 2011 the Company repurchased 302,149 shares of its common stock for $10.8 million or an average price of $35.74 per share under the SRP and for the year ended December 31, 2010, the Company repurchased 16,500 shares of its common stock for $605,400 or an average price of $36.69 per share under the SRP. No shares were repurchased in 2009.

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

On July 12, 2011, BancFirst Corporation acquired FBC Financial Corp. Statutory Trust I (“FBCST I”), a trust formed under the Connecticut Business Trust Act, from the merger of FBC Financial Corp. BancFirst Corporation owns all of the common securities of FBCST I. The trust had issued $7 million of aggregate liquidation amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Deferrable Interest Debentures”) to other investors. The proceeds from the sale of the Deferrable Interest Debentures and the common securities of FBCST I were invested in $7.2 million of Junior Subordinated Debentures of FBC Financial Corp., which were assumed by BancFirst Corporation as a result of the merger. Interest payments on the $7.2 million of Junior Subordinated Debentures are payable March 17, June 17, September 17 and December 17 of each year. The interest rate on the $7.2 million of Junior Subordinated Debentures was set at three-month LIBOR plus 285 basis points. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the $7.2 million of Junior Subordinated Debentures is December 17, 2033, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Deferrable Interest Debentures represent an undivided interest in the $7.2 million of Junior Subordinated Debentures and are guaranteed by BancFirst Corporation. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock. The Deferrable Interest Debentures were callable at par, in whole or in part, after December 17, 2008.

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company and the Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2012.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

CONTRACTUAL OBLIGATIONS

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations, by payment due period, as of December 31, 2011.

	Payment Due By Period
	Less Than One Year	1 to 3 Years	3 to 5 Years	Over Five Years	Indeterminate Maturity	Total
			(Dollars in Thousands)
Junior subordinated debentures (1)	$2,296	$4,592	$4,592	$75,054	$—	$86,534
Operating lease payments	764	746	255	621	—	2,386
Long-term borrowings	9,294	9,182	—	—	—	18,476
Time deposits	663,876	196,985	47,146	6	—	908,013

Total contractual cash obligations	$676,230	$211,505	$51,993	$75,681	$—	$1,015,409

(1)	Includes principal and interest

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Interest rate risk on the Company’s balance sheet consists of repricing, option, and basis risks. Repricing risk results from the differences in the maturity, or repricing, of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Company. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

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

As of December 31, 2011, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 3.86% and 9.37%, respectively, relative to the base case, over the next 12 months. Conversely, the model simulation projected that a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.36% relative to the base case, over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2011 was considered to be remote given prevailing interest rate levels.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2011.

	Avg. Rate	Expected Maturity / Principal Repayments at December 31,						Balance	Fair Value
		2012	2013	2014	2015	2016	Thereafter
	(Dollars in thousands)
Interest Sensitive Assets
Loans	5.69%	$1,682,904	$515,794	$347,581	$129,197	$129,290	$208,732	$3,013,498	$3,060,275
Securities	2.45	113,437	107,109	181,219	51,062	37,538	124,612	614,977	615,458
Federal funds sold and interest-bearing deposits	0.25	1,544,435	—	—	—	—	—	1,544,435	1,544,435
Interest Sensitive Liabilities
Savings and transaction deposits	0.44	4,129,722	—	—	—	—	—	4,129,722	4,138,579
Time deposits	1.24	663,876	150,354	46,631	20,727	26,419	6	908,013	913,891
Short-term borrowings	0.70	8,274	—	—	—	—	—	8,274	8,274
Long-term borrowings	2.77	9,294	5,182	4,000	—	—	—	18,476	18,578
Junior subordinated debentures	6.76	—	—	—	—	—	36,083	36,083	39,300
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	1,257
Letters of credit		—	—	—	—	—	—	—	419

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BancFirst Corporation

We have audited the accompanying consolidated balance sheets of BancFirst Corporation (an Oklahoma corporation) and Subsidiaries (collectively, the Company) as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancFirst Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 15, 2012

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Cash and due from banks	$163,698	$93,059
Interest-bearing deposits with banks	1,544,035	1,111,020
Federal funds sold	400	41,207
Securities (market value: $615,458 and $744,432, respectively)	614,977	743,803
Loans:
Total loans (net of unearned interest)	3,013,498	2,811,964
Allowance for loan losses	(37,656)	(35,745)

Loans, net	2,975,842	2,776,219
Premises and equipment, net	111,355	97,796
Other real estate owned, net	16,109	22,956
Intangible assets, net	14,219	11,610
Goodwill	44,545	44,548
Accrued interest receivable	18,662	21,914
Other assets	104,983	96,117

Total assets	$5,608,825	$5,060,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,704,996	$1,318,431
Interest-bearing	3,332,739	3,185,323

Total deposits	5,037,735	4,503,754
Short-term borrowings	8,274	7,250
Accrued interest payable	2,710	3,235
Long-term borrowings	18,476	34,265
Other liabilities	22,506	24,285
Junior subordinated debentures	36,083	28,866

Total liabilities	5,125,784	4,601,655

Commitments and contingent liabilities (Note 19)
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par; 20,000,000 shares authorized; shares issued and outstanding: 15,117,430 and 15,368,717, respectively	15,118	15,369
Capital surplus	77,462	73,040
Retained earnings	381,017	361,680
Accumulated other comprehensive income, net of income tax of $5,084 and $4,551, respectively	9,444	8,505

Total stockholders’ equity	483,041	458,594

Total liabilities and stockholders’ equity	$5,608,825	$5,060,249

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
INTEREST INCOME
Loans, including fees	$164,108	$154,822	$152,731
Securities:
Taxable	12,321	12,359	13,419
Tax-exempt	1,878	1,243	1,398
Federal funds sold	48	12	1
Interest-bearing deposits with banks	3,537	2,462	2,240

Total interest income	181,892	170,898	169,789

INTEREST EXPENSE
Deposits	21,871	26,081	36,508
Short-term borrowings	58	6	11
Long-term borrowings	882	61	—
Junior subordinated debentures	2,184	1,993	1,966

Total interest expense	24,995	28,141	38,485

Net interest income	156,897	142,757	131,304
Provision for loan losses	4,515	2,954	10,389

Net interest income after provision for loan losses	152,382	139,803	120,915

NONINTEREST INCOME
Trust revenue	6,672	6,288	5,826
Service charges on deposits	42,683	39,343	37,096
Securities transactions	1,598	324	336
Income from sales of loans	2,015	2,942	2,779
Insurance commissions	10,457	8,543	6,979
Cash management	7,430	6,536	8,476
Gain on sale of other assets	3	379	213
Other	6,103	5,583	5,176

Total noninterest income	76,961	69,938	66,881

NONINTEREST EXPENSE
Salaries and employee benefits	92,231	82,359	79,019
Occupancy and fixed assets expense, net	10,128	9,050	8,346
Depreciation	8,014	7,424	7,520
Amortization of intangible assets	1,668	1,107	920
Data processing services	4,942	4,352	3,636
Net expense from other real estate owned	958	948	366
Marketing and business promotion	6,552	5,887	5,529
Deposit insurance	3,674	5,722	7,833
Other	30,479	27,246	25,948

Total noninterest expense	158,646	144,095	139,117

Income before taxes	70,697	65,646	48,679
Income tax expense	25,076	23,337	16,070

Net income	$45,621	$42,309	$32,609

NET INCOME PER COMMON SHARE
Basic	$2.99	$2.76	$2.13

Diluted	$2.93	$2.70	$2.09

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of tax of $(763), $1,265 and $1,862, respectively	$1,367	$(2,334)	$(3,421)
Reclassification adjustment for gains included in net income, net of tax of $230, $99 and $126, respectively	(428)	(184)	(233)

Other comprehensive income (loss), net of tax of $(533), $1,364 and $1,988, respectively	939	(2,518)	(3,654)

Comprehensive income	$46,560	$39,791	$28,955

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	15,368,717	$15,369	15,308,741	$15,309	15,281,141	$15,281
Shares issued	50,862	51	76,476	76	27,600	28
Shares acquired and canceled	(302,149)	(302)	(16,500)	(16)	—	—

Issued at end of period	15,117,430	$15,118	15,368,717	$15,369	15,308,741	$15,309

CAPITAL SURPLUS
Balance at beginning of period		$73,040		$69,725		$67,975
Common stock issued		990		1,581		460
Tax effect of stock options		357		516		252
Stock based compensation arrangements		3,075		1,218		1,038

Balance at end of period		$77,462		$73,040		$69,725

RETAINED EARNINGS
Balance at beginning of period		$361,680		$334,693		$315,858
Net income		45,621		42,309		32,609
Dividends on common stock ($1.04, $0.96 and $0.90 per share, respectively)		(15,787)		(14,733)		(13,774)
Common stock acquired and canceled		(10,497)		(589)		—

Balance at end of period		$381,017		$361,680		$334,693

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period		$8,505		$11,023		$14,677
Net change		939		(2,518)		(3,654)

Balance at end of period		$9,444		$8,505		$11,023

Total stockholders’ equity		$483,041		$458,594		$430,750

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,621	$42,309	$32,609
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	4,515	2,954	10,389
Depreciation and amortization	9,682	8,531	8,440
Net amortization of securities premiums and discounts	3,907	2,723	2,556
Realized securities gains	(1,598)	(324)	(336)
Gain on sales of loans	(2,015)	(2,942)	(2,779)
Cash receipts from the sale of loans originated for sale	166,254	313,902	287,795
Cash disbursements for loans originated for sale	(164,665)	(239,439)	(321,856)
Deferred income tax (benefit) provision	(5,282)	(58)	467
Gain on other assets	(1,060)	(341)	(57)
Decrease in interest receivable	3,874	1,666	2,728
Decrease in interest payable	(595)	(1,152)	(1,941)
Amortization of stock based compensation arrangements	3,075	1,218	1,038
Prepayment of deposit insurance	—	—	(19,075)
Other, net	697	1,843	728

Net cash provided by operating activities	62,410	130,890	706

INVESTING ACTIVITIES
Net cash and due from banks provided by (used for) acquisitions	27,741	(37,226)	(5,452)
Purchases of securities:
Held for investment	(6,400)	(345)	(2,423)
Available for sale	(286,186)	(296,959)	(91,292)
Maturities of securities:
Held for investment	5,930	7,978	7,067
Available for sale	360,536	67,927	109,822
Proceeds from sales and calls of securities:
Held for investment	2	155	24
Available for sale	94,658	5,783	7,413
Net decrease/(increase) in Federal funds sold	40,807	1,749	(4,000)
Purchases of loans	(41,395)	(3,935)	(27,278)
Proceeds from sales of loans	9,458	27,818	14,895
Net other (increase)/decrease in loans	(63,956)	(22,726)	46,689
Purchases of premises, equipment and computer software	(16,380)	(7,508)	(6,013)
Proceeds from the sale of other assets	15,588	6,458	7,661

Net cash provided by (used in) investing activities	140,403	(250,831)	57,113

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	433,205	323,196	523,533
Net (decrease)/increase in time deposits	(71,967)	(43,237)	27,875
Net (decrease)/increase in short-term borrowings	(9,862)	7,250	(12,784)
(Paydown)/issuance of long-term borrowings	(25,541)	13,466	—
Issuance of common stock	1,398	2,173	740
Acquisition of common stock	(10,799)	(605)	—
Cash dividends paid	(15,593)	(14,733)	(13,774)

Net cash provided by financing activities	300,841	287,510	525,590

Net increase in cash, due from banks and interest-bearing deposits	503,654	167,569	583,409
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,204,079	1,036,510	453,101

Cash, due from banks and interest-bearing deposits at the end of the period	$1,707,733	$1,204,079	$1,036,510

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$25,520	$28,792	$40,426

Cash paid during the year for income taxes	$29,202	$23,389	$12,400

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

Nature of Operations

BancFirst Corporation is an Oklahoma business corporation and a financial holding company under Federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Bank provides a wide range of retail and commercial banking services, including: commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; retail brokerage services; and other services tailored for both individual and corporate customers. The Bank also offers trust services and acts as executor, administrator, trustee, transfer agent and in various other fiduciary capacities. Through its Technology and Operations Center, the Bank provides item processing, research and other correspondent banking services to financial institutions and governmental units.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services Inc., 1st Bank Oklahoma and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate Inc., BancFirst Agency, Inc., and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts from 2010 and 2009 have been reclassified to conform to the 2011 presentation. These reclassifications were not material to the Company’s financial statements.

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

Loans

Loans originated within the bank are stated at the principal amount outstanding, net of unearned interest, loan fees, and allowance for loan losses. Interest income on certain installment loans is recorded by use of a method that produces a reasonable approximation of a constant yield on the outstanding principal. Interest on all other performing loans is recognized, on a simple interest basis, based upon the principal amount outstanding. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest and/or principal is not probable. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. See Note (5) for loan disclosures.

Acquired Loans

Loans acquired through business combinations since December 2009 are required to be carried at fair value as of the date of the combination. Loans that would have a general allowance for loan losses or have specific evidence of deterioration of credit quality since origination are adjusted to fair value and any allowance for loan losses is eliminated. The fair value adjustment estimates the current value of the loans for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments (as determined by the present value of expected future cash flows). The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized in interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as yield adjustments or as loss accruals or valuation allowances. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairments. Any probable loss due to subsequent credit deterioration of the loans since acquisition is provided for in the allowance for loan losses.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of probable credit losses related to specifically identified loans and for losses inherent in the portfolio that have been incurred as of the balance sheet date. The allowance for loan losses is increased by provisions charged to operating expense and is reduced by net loan charge-offs. The amount of the allowance for loan losses is based on past loan loss experience, evaluations of known impaired loans, levels of adversely graded loans, general economic conditions and other environmental factors. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in aggregate for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific allowance is provided, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected primarily from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operating expense and is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred while improvements are capitalized. Premises and equipment is tested for impairment if events or changes in circumstances occur that indicate that the carrying amount of any premises and equipment may not be recoverable. Impairment losses are measured by comparing the fair values of the premises and equipment with their recorded amounts. Premises that are identified to be sold are transferred to other real estate owned at the lower of their carrying amounts or their fair market values less estimated costs to sell. Any losses on premises identified to be sold are charged to operating expense. When premises and equipment are transferred to other real estate owned, sold, or otherwise retired, the cost and applicable accumulated depreciation are removed from the respective accounts and any resulting gains or losses are reported in the statement of comprehensive income.

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years. Goodwill is not amortized, but is evaluated at a reporting unit level at least annually for impairment or more frequently if other indicators of impairment are present. Customer relationship intangibles are amortized on a straight-line basis over the estimated useful lives of eight to eighteen years. Mortgage servicing rights are amortized based on current prepayment assumptions. All intangible assets are reviewed annually in the fourth quarter for impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the statement of comprehensive income.

Derivatives

The Company recognizes all of its derivative instruments as assets or liabilities in the balance sheet at fair value and recognizes the realized and unrealized change in fair value in the statement of comprehensive income.

Stock-Based Compensation

The Company recognizes stock-based compensation as compensation cost in the statement of comprehensive income based on the fair value of the Company’s stock options on the measurement date, which, for the Company, is the date of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

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

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. Besides net income, other components of the Company’s comprehensive income includes the after tax effect of changes in the net unrealized gain/loss on securities available for sale.

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

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company’s financial statements.

In November 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosure about Offsetting Assets and Liabilities.” ASU 2011-11 is an amendment to require an entity to disclose both net and gross information about offsetting assets and liabilities to enable users of its financial statements to understand the effect of those arrangements. Arrangements include derivatives, sale and repurchase agreements and transactions, securities borrowing and securities lending arrangements. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013 and is not expected to have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350).” ASU 2011-08 is an update to simplify how entities test for goodwill impairment. The amendments in the update permit the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If these factors determined that the fair value exceeds the carrying amount then the Company is not required to calculate the fair value of the reporting unit. The Company adopted ASU 2011-08 as of September 30, 2011. Adoption of ASU 2011-08 did not have a significant effect on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 is an update to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income, and to facilitate convergence of GAAP and International Financial Reporting Standards (“IFRS”). The Company adopted ASU 2011-05 as of September 30, 2011, and it applies retrospectively. The adoption of ASU 2011-05 did not have a significant effect on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS.” ASU 2011-04 is an update to explain how to measure fair value. This amendment does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This amendment was put forth in order to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements consistent with IFRS. ASU 2011-04 is effective for annual and interim periods beginning after December 16, 2011, and applies prospectively. Adoption of ASU 2011-04 is not expected to have a significant effect on the Company’s financial statements.

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

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805)—Disclosures of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update affect any public entity as defined in Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in the update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update were effective prospectively for business combinations for which the acquisition date was on or after December 15, 2010. The Company did not have any material business combination(s) for the periods presented. The adoption of this update did not have an effect on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-28 “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. For public entities, the amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not have any reporting units with zero or negative carrying amounts, therefore the adoption of this update did not have an effect on the Company’s financial statements.

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

In January 2010 the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Codification Subtopic 820-10 to now require entities to make new disclosures about the different classes of assets and liabilities measured at fair value. The new requirements are as follows: (1) a reporting entity should disclose separately the amounts of significant transfers between Level 1 and Level 2 fair value measurements and the reasons for the transfers, and (2) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information on purchases, sales, issuances and settlements on a gross basis. The FASB also clarified existing fair value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for certain detailed Level 3 disclosures, which were effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years, the new guidance was effective for the Company’s financial statements for the periods ending after December 15, 2009. The adoption of this disclosure-only guidance did not have an effect on the Company’s financial statements. See Note (20) for disclosure.

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

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS & ACQUISITIONS

On July 12, 2011, the Company completed the acquisition of FBC Financial Corporation and its subsidiary bank, 1st Bank Oklahoma with banking locations in Claremore, Verdigris, and Inola, Oklahoma. The Company paid a premium of $1.5 million above the equity capital of FBC Financial Corporation. At acquisition, 1st Bank Oklahoma had approximately $217 million in total assets, $116 million in loans, $178 million in deposits and $18 million in equity capital. 1st Bank Oklahoma operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on February 17, 2012. The acquisition did not have a material effect on the Company’s consolidated financial statements.

The Federal Reserve enacted a final rule on June 29, 2011 establishing the debit card interchange rate at $0.21 per transaction and five basis points multiplied by the value of the transaction that was effective on October 1, 2011 for banks exceeding $10 billion in assets. Although the rule does not apply directly to the Company, the possible competitive response may have an impact on the Company’s pricing of these services.

On December 15, 2010, the Company completed the acquisition of OK Bancorporation, Inc., and its subsidiary bank, The Okemah National Bank. At acquisition, The Okemah National Bank had approximately $73 million in total assets, $32 million in loans, $62 million in deposits, and $9 million in equity capital. The Okemah National Bank operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on October 21, 2011. The acquisition did not have a material effect on the Company’s consolidated financial statements.

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

Effective as of June 30, 2010, the Company ceased participation in the Transaction Account Guarantee Program (“TAGP”) for extended coverage of noninterest-bearing transaction deposit accounts. Accordingly, the standard deposit insurance amount was in effect for the Company’s deposit accounts through December 31, 2010. In November 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

On April 1, 2010, the Company’s insurance agency BancFirst Insurance Services, Inc., formerly known as Wilcox, Jones & McGrath, Inc., completed its acquisition of RBC Agency, Inc., which had offices in Shawnee and Stillwater. BancFirst Insurance Services, Inc. also has offices in Oklahoma City, Tulsa, Lawton and Muskogee. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. The Company sold all student loans held for sale of $144.5 million in October 2010. As of December 31, 2011 and 2010, the Company had no student loans held for sale. See Note (5) for the amount of student loans held for investment.

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

In November 2009, the FDIC issued a rule that required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In December 2009, the Company paid $20.2 million in prepaid risk-based assessments, which included $1.2 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. This amount was included in deposit insurance expense for 2009. Prepaid deposit insurance of approximately $12.3 million and $15.0 million was included in other assets in the accompanying consolidated balance sheets for the years ended December 31, 2011 and 2010, respectively.

On May 22, 2009 the FDIC increased deposit insurance premiums and imposed a Special Assessment on member financial institutions that was based on June 30, 2009 assets less tier one capital. The amount of $1.9 million was expensed on June 30, 2009.

(3) CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with the Federal Reserve Bank and various other financial institutions primarily for the purpose of holding excess liquidity and clearing cash items. It may also sell Federal funds to certain of these institutions on an overnight basis. At December 31, 2011 and 2010 the Company had no significant concentrations of credit risk with other financial institutions. The Company maintained vault cash and excess funds with the Federal Reserve Bank, which is included in the table below.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or cash on deposit with the Federal Reserve Bank. The average amount of required reserves for each of the years ended December 31, 2011 and 2010 is included in the following table:

	December 31,
	2011	2010
	(Dollars in thousands)
Vault cash and excess funds with the Federal Reserve Bank	$1,554,010	$1,112,694
Average required reserves	35,744	45,896

(4) SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	December 31,
	2011	2010
	(Dollars in thousands)
Held for investment at cost (market value: $22,958 and $22,640, respectively)	$22,477	$22,011
Available for sale, at market value	592,500	721,792

Total	$614,977	$743,803

The following table summarizes the amortized cost and estimated market values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
December 31, 2011
U.S. Treasury and other Federal agencies	$997	$75	$—	$1,072
States and political subdivisions	21,480	406	—	21,886

Total	$22,477	$481	$—	$22,958

December 31, 2010
U.S. Treasury and other Federal agencies	$1,207	$82	$—	$1,289
States and political subdivisions	20,804	556	(9)	21,351

Total	$22,011	$638	$(9)	$22,640

The following table summarizes the amortized cost and estimated market values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
December 31, 2011
U.S. Treasuries	$—	$—	$—	$—
U.S. Federal agencies (1)	481,486	6,673	(116)	488,043
Mortgage backed securities	28,984	615	(13)	29,586
States and political subdivisions	60,239	2,490	(20)	62,709
Other securities (2)	7,222	4,940	—	12,162

Total	$577,931	$14,718	$(149)	$592,500

December 31, 2010
U.S. Treasuries	$64,962	$8	$—	$64,970
U.S. Federal agencies (1)	560,247	11,177	(719)	570,705
Mortgage backed securities	10,779	222	(11)	10,990
States and political subdivisions	65,115	235	(1,140)	64,210
Other securities (2)	7,686	3,653	(422)	10,917

Total	$708,789	$15,295	$(2,292)	$721,792

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of government guaranteed corporate bonds and equity securities.

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

	December 31,
	2011		2010
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$5,845	$5,908	$5,722	$5,779
After one year but within five years	13,967	14,256	12,815	13,267
After five years but within ten years	1,883	1,943	2,483	2,528
After ten years	782	851	991	1,066

Total	$22,477	$22,958	$22,011	$22,640

Available for Sale
Contractual maturity of debt securities:
Within one year	$105,169	$107,109	$360,682	$362,149
After one year but within five years	317,979	321,661	168,310	177,781
After five years but within ten years	61,412	63,358	69,276	68,390
After ten years	86,149	88,210	102,914	102,635

Total debt securities	570,709	580,338	701,182	710,955
Equity securities	7,222	12,162	7,607	10,837

Total	$577,931	$592,500	$708,789	$721,792

The following is a detail of proceeds from sales and calls, and realized securities gains and losses, on available for sale securities:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Proceeds	$94,658	$5,783	$7,413
Gross gains realized	1,940	528	380
Gross losses realized	342	204	44

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Book value of pledged securities	$527,211	$628,911

The following table summarizes securities with unrealized losses, segregated by the duration of the unrealized loss, at December 31, 2011 and 2010 respectively:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2011
Held for Investment
U.S. Federal agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	205	—	—	—	205	—

Total	$205	$—	$—	$—	$205	$—

Available for Sale
U.S. Federal agencies	$—	$—	$148,576	$116	$148,576	$116
States and political subdivisions	40	—	3,571	33	3,611	33

Total	$40	$—	$152,147	$149	$152,187	$149

December 31, 2010
Held for Investment
U.S. Federal agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	105	—	521	9	626	9

Total	$105	$—	$521	$9	$626	$9

Available for Sale
U.S. Federal agencies	$20,442	$23	$59,703	$1,129	$80,145	$1,152
States and political subdivisions	357	2	51,973	1,138	52,330	1,140

Total	$20,799	$25	$111,676	$2,267	$132,475	$2,292

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2011 and 2010, the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality and therefore has not recognized any impairment in the Company’s consolidated statement of comprehensive income.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$547,942	18.19%	$549,050	19.53%
Oil & gas production & equipment	115,786	3.84	94,535	3.36
Agriculture	86,297	2.86	87,879	3.13
State and political subdivisions:
Taxable	6,939	0.23	9,627	0.34
Tax-exempt	17,070	0.57	10,301	0.37
Real estate:
Construction	207,953	6.90	230,367	8.19
Farmland	103,923	3.45	93,137	3.31
One to four family residences	655,134	21.74	608,786	21.65
Multifamily residential properties	37,734	1.25	31,257	1.11
Commercial	960,074	31.86	797,564	28.36
Consumer	252,331	8.37	273,277	9.73
Other	22,315	0.74	26,184	0.92

Total loans	$3,013,498	100.00%	$2,811,964	100.00%

Loans held for sale (included above)	$12,126		$11,776

Student loans held for investment (included above)	$46,651		$57,375

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

As of December 31, 2011 and 2010, the Company had no student loans held for sale. Student loans held for investment are included in the table above. Student loans are classified as consumer loans in the preceding table and valued at the lower of cost or market. On March 21, 2010, Congress passed student loan reform legislation centralizing student lending in a governmental agency, which as of June 30, 2010 resulted in an end to the student loan programs provided by the Company. During October 2010 the Company sold student loans held for sale of approximately $144.5 million.

Appraisal Policy

An updated appraisal of the collateral is obtained when a loan is first identified as a problem loan. Appraisals are reviewed annually and are updated as needed, or are updated more frequently if significant changes are believed to have occurred in the collateral or market conditions. Other real estate owned appraisals are consistent with this policy.

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

Charge-off Policy

When a loan deteriorates to the point that the account officer or the Loan Committee concludes it no longer represents a viable asset, it will be charged off. Similarly, any portion of a loan that is deemed to no longer be a viable asset will be charged off. A loan will not be charged off unless such action has been approved by the branch President.

Nonperforming and Restructured Assets

Nonaccrual loans, accruing loans past due more than 90 days, and restructured loans are shown in the table below. Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $1.1 million in 2011, $1.0 million in 2010 and $1.4 million in 2009.

The following is a summary of nonperforming and restructured assets:

	December 31,
	2011	2010
	(Dollars in thousands)
Past due over 90 days and still accruing	$798	$1,096
Nonaccrual	21,187	26,701
Restructured	1,041	294

Total nonperforming and restructured loans	23,026	28,091
Other real estate owned and repossessed assets	16,640	23,179

Total nonperforming and restructured assets	$39,666	$51,270

Nonperforming and restructured loans to total loans	0.76%	1.00%

Nonperforming and restructured assets to total assets	0.71%	1.01%

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the credit risk component in the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

	December 31,
	2011	2010
	(Dollars in thousands)
Non-residential real estate	$8,576	$11,343
Residential real estate	4,798	7,033
Non-consumer non-real estate	1,214	1,586
Consumer non-real estate	161	297
Other loans	3,247	4,574
Acquired loans	3,191	1,868

Total	$21,187	$26,701

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Receivables
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of December 31, 2011
Non-residential real estate	$18,678	$755	$19,433	$1,031,765	$1,051,198	$—
Residential real estate	4,760	1,769	6,529	688,094	694,623	375
Non-consumer non-real estate	2,424	252	2,676	724,014	726,690	24
Consumer non-real estate	2,416	254	2,670	197,546	200,216	241
Other loans	2,366	2,774	5,140	153,903	159,043	60
Acquired loans	2,325	963	3,288	178,440	181,728	98

Total	$32,969	$6,767	$39,736	$2,973,762	$3,013,498	$798

As of December 31, 2010
Non-residential real estate	$3,806	$2,150	$5,956	$905,782	$911,738	$559
Residential real estate	4,625	3,018	7,643	665,245	672,888	212
Non-consumer non-real estate	4,844	729	5,573	690,674	696,247	39
Consumer non-real estate	2,240	168	2,408	196,666	199,074	94
Other loans	3,402	4,075	7,477	147,826	155,303	—
Acquired loans	1,528	1,635	3,163	173,551	176,714	192

Total	$20,445	$11,775	$32,220	$2,779,744	$2,811,964	$1,096

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect the full amount of scheduled principal and interest payments in accordance with the original contractual terms of the loan agreement. If a loan is impaired, a specific valuation allowance may be allocated, if necessary, so that the loan is reported net at the present value of future cash flows using the loan’s existing rate or the fair value of collateral if repayment is expected solely from the collateral. When it is not deemed necessary to allocate a specific valuation allowance to an impaired loan, the loan nevertheless will have an allowance based on a historically adequate percentage determined for the class of loans.

The following table presents impaired loans, segregated by class of loans. No material amount of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of December 31, 2011
Non-residential real estate	$9,311	$8,576	$952	$9,583
Residential real estate	5,526	4,798	1,331	6,040
Non-consumer non-real estate	1,535	1,214	282	1,584
Consumer non-real estate	196	161	24	195
Other loans	3,345	3,247	405	4,086
Acquired loans	4,513	3,191	20	3,289

Total	$24,426	$21,187	$3,014	$24,777

As of December 31, 2010
Non-residential real estate	$12,364	$11,343	$1,046	$20,975
Residential real estate	7,861	7,033	1,770	6,363
Non-consumer non-real estate	2,492	1,586	451	1,804
Consumer non-real estate	308	297	102	291
Other loans	4,644	4,574	143	3,605
Acquired loans	1,967	1,868	—	525

Total	$29,636	$26,701	$3,512	$33,563

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

The general characteristics of the risk grades are as follows:

Grade 1—Acceptable—Loans graded 1 represent reasonable and satisfactory credit risk which requires normal attention and supervision. Capacity to repay through primary and/or secondary sources is not questioned.

Grade 2—Acceptable—Increased Attention—This category consists of loans that have credit characteristics deserving management’s close attention. These potential weaknesses could result in deterioration of the repayment prospects for the loan or the Bank’s credit position at some future date. Such credit characteristics include loans to highly leveraged borrowers in cyclical industries, adverse financial trends which could potentially weaken repayment capacity, loans that have fundamental structure deficiencies, loans lacking secondary sources of repayment where prudent, and loans with deficiencies in essential documentation, including financial information.

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

Grade 4—Problem Loans/Assets—Nonperforming—This category consists of nonperforming loans/assets which are considered to be problems. Nonperforming loans are described as being 90 days and over past due and still accruing, and loans that are nonaccrual. The government guaranteed portion of SBA loans is excluded.

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of December 31, 2011
Non-residential real estate	$907,687	$104,614	$30,519	$8,378	$—	$1,051,198
Residential real estate	599,337	74,480	15,567	5,239	—	694,623
Non-consumer non-real estate	626,735	91,497	7,399	1,059	—	726,690
Consumer non-real estate	188,180	9,229	2,431	376	—	200,216
Other loans	152,798	2,546	1,653	2,046	—	159,043
Acquired loans	131,534	37,192	9,581	3,421	—	181,728

Total	$2,606,271	$319,558	$67,150	$20,519	$—	$3,013,498

As of December 31, 2010
Non-residential real estate	$782,616	$89,501	$29,159	$10,462	$—	$911,738
Residential real estate	578,003	74,737	12,833	7,315	—	672,888
Non-consumer non-real estate	595,071	87,400	11,707	2,069	—	696,247
Consumer non-real estate	188,919	7,865	2,098	189	3	199,074
Other loans	146,750	3,054	1,542	3,957	—	155,303
Acquired loans	135,000	30,406	9,416	1,892	—	176,714

Total	$2,426,359	$292,963	$66,755	$25,884	$3	$2,811,964

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

Changes in the ALLL are summarized as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$35,745	$36,383	$34,290

Charge-offs	(3,097)	(4,180)	(8,953)
Recoveries	493	588	657

Net charge-offs	(2,604)	(3,592)	(8,296)

Provisions charged to operations	4,515	2,954	10,389

Balance at end of period	$37,656	$35,745	$36,383

The following table details activity in the ALLL by class of loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	ALLL
	Non-Residential Real Estate	Residential Real Estate	Non- Consumer Non-Real Estate	Consumer Non-Real Estate	Other Loans	Acquired Loans	Total
	(Dollars in thousands)
As of December 31, 2011
Allowance for loan losses:
Balance at December 31, 2010	$13,142	$8,957	$9,587	$2,301	$1,758	$—	$35,745
Charge-offs	(353)	(752)	(524)	(652)	(270)	(546)	(3,097)
Recoveries	23	141	156	120	28	25	493

Net charge-offs	(330)	(611)	(368)	(532)	(242)	(521)	(2,604)
Provisions charged to operations	1,136	1,418	(63)	546	370	1,108	4,515

Balance at December 31, 2011	$13,948	$9,764	$9,156	$2,315	$1,886	$587	$37,656

Ending balances:
Individually evaluated for impairment	$3,295	$2,636	$1,445	$328	$254	$—	$7,958
Collectively evaluated for impairment	10,653	7,128	7,711	1,987	1,632	587	29,698

Balance at December 31, 2011	$13,948	$9,764	$9,156	$2,315	$1,886	$587	$37,656

Loans—ending balances:
Individually evaluated for impairment	$38,897	$20,806	$8,458	$2,807	$261	$—	$71,229
Collectively evaluated for impairment	1,012,301	673,817	718,232	197,409	158,782	168,726	2,929,267
Loans acquired with deteriorated credit quality	—	—	—	—	—	13,002	13,002

Balance at December 31, 2011	$1,051,198	$694,623	$726,690	$200,216	$159,043	$181,728	$3,013,498

	ALLL
	Non-Residential Real Estate	Residential Real Estate	Non- Consumer Non-Real Estate	Consumer Non-Real Estate	Other Loans	Acquired Loans	Total
	(Dollars in thousands)
As of December 31, 2010
Allowance for loan losses:
Balance at December 31, 2009	$14,044	$8,963	$9,454	$2,441	$1,481	$—	$36,383
Charge-offs..	(1,687)	(1,102)	(477)	(520)	(241)	(153)	(4,180)
Recoveries	72	71	213	118	48	66	588

Net charge-offs.	(1,615)	(1,031)	(264)	(402)	(193)	(87)	(3,592)
Provisions charged to operations	713	1,025	397	262	470	87	2,954

Balance at December 31, 2010	$13,142	$8,957	$9,587	$2,301	$1,758	$—	$35,745

Ending balances:
Individually evaluated for impairment	$3,986	$1,874	$2,261	$321	$242	$—	$8,684
Collectively evaluated for impairment	9,156	7,083	7,326	1,980	1,516	—	27,061

Balance at December 31, 2010	$13,142	$8,957	$9,587	$2,301	$1,758	$—	$35,745

Loans—ending balances:
Individually evaluated for impairment	$40,566	$19,987	$10,517	$2,613	$447	$—	$74,130
Collectively evaluated for impairment	871,172	652,901	685,730	196,461	154,856	165,406	2,726,526
Loans acquired with deteriorated credit quality	—	—	—	—	—	11,308	11,308

Balance at December 31, 2010	$911,738	$672,888	$696,247	$199,074	$155,303	$176,714	$2,811,964

The following table is a summary of amounts included in the ALLL for impaired loans with specific reserves and the recorded balance of the related loans. No material amounts of interest income were collected on impaired loans with specific reserves for 2011, 2010 or 2009.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Allowance for loss on impaired loans	$2,779	$3,040	$1,782
Recorded balance of impaired loans	13,437	10,510	7,423
Average recorded investment.	11,974	8,967	9,412

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets are summarized as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Other real estate owned	$5,091	$17,651
Repossessed assets	1,460	1,190

Total	$6,551	$18,841

Related Party Loans

The Company has made loans in the ordinary course of business to the executive officers and directors of the Company and to certain affiliates of these executive officers and directors. Management believes that all such loans were made on substantially the same terms as those prevailing at the time for comparable transactions with other persons and do not represent more than a normal risk of collectability or present other unfavorable features. A summary of these loans is as follows:

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
(Dollars in thousands)
2011	$21,287	$8,162	$(4,185)	$25,264
2010	$20,222	$36,968	$(35,903)	$21,287
2009	$21,918	$35,132	$(36,828)	$20,222

(6) PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment by classification:

	Estimated Useful Lives	December 31,
		2011	2010
		(Dollars in thousands)
Land		$27,738	$23,593
Buildings	10 to 40 years	112,614	103,064
Furniture, fixtures and equipment	3 to 15 years	58,340	53,636
Accumulated depreciation		(87,337)	(82,497)

Premises and equipment, net		$111,355	$97,796

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2011
Core deposit intangibles	$14,800	$(5,662)	$9,138
Customer relationship intangibles	5,657	(1,639)	4,018
Mortgage servicing intangibles	1,100	(37)	1,063

Total	$21,557	$(7,338)	$14,219

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2010
Core deposit intangibles	$11,586	$(4,343)	$7,243
Customer relationship intangibles	5,657	(1,290)	4,367
Mortgage servicing intangibles	—	—	—

Total	$17,243	$(5,633)	$11,610

Estimated amortization of intangible assets, as of December 31, 2011, is as follows (dollars in thousands):

Estimated Amortization
2012	$1,896
2013	1,703
2014	1,512
2015	1,504
2016	1,293

At December 31, 2011, the weighted-average remaining life all intangible assets was approximately 7.8 years which consisted of customer relationship intangibles with a weighted-average life of 12.3 years and core deposit intangibles with a weighted-average life of 6.0 years. Mortgage servicing intangibles had a weighted-average life of 9.8 years based on current prepayment assumptions.

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2011
Balance at beginning of period	$8,079	$30,507	$5,464	$498	$44,548
Adjustments	—	45	—	(48)	(3)

Balance at end of period	$8,079	$30,552	$5,464	$450	$44,545

Year Ended December 31, 2010
Balance at beginning of period	$6,150	$23,652	$4,258	$624	$34,684
Acquisitions	1,929	7,032	1,206	—	10,167
Adjustments	—	(177)	—	(126)	(303)

Balance at end of period	$8,079	$30,507	$5,464	$498	$44,548

(8) TIME DEPOSITS

Time deposits include certificates of deposit and individual retirement accounts.

At December 31, 2011, the scheduled maturities of all time deposits are as follows (Dollars in thousands):

2012	$663,876
2013	150,354
2014	46,631
2015	20,727
2016	26,419
Thereafter	6

Total	$908,013

The following table is a summary of large time deposits for the periods presented:

	December 31,
	2011	2010
	(Dollars in thousands)
Time deposits of $100,000 or more	$414,934	$409,470

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2011	2010
	(Dollars in thousands)
Federal funds purchased	$—	$6,000
Repurchase agreements	8,274	1,250

Total	$8,274	$7,250

Weighted average interest rate	0.70%	0.19%

End of period interest rate	0.54%	0.18%

Federal funds purchased represents borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

(10) LONG-TERM BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $503.8 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2011, the Company had the ability to draw up to $48.8 million on the FHLB line of credit based on FHLB stock holdings of $3.0 million with approximately $18.5 million in advances outstanding due to recent acquisitions. The advances mature at varying dates through 2014 and had rates between 1.7% and 4.6% at December 31, 2011.

On December 13, 2010, the Company borrowed $14.5 million from a commercial bank for a three year term. The loan had an interest rate of 3% per annum, payable quarterly on the first day of March, June, September and December until the maturity date of November 30, 2013. Scheduled principal payments were due on or before November 30, 2011 and November 30, 2012 equal to 25% of the unpaid principal amount outstanding. The loan could be prepaid in whole or in part without fee or penalty at any time. The proceeds were used to fund a portion of the Company’s recent acquisitions. The Company made an advance payment of $6.0 million on July 22, 2011 and paid off the remaining balance of $8.5 million on October 25, 2011.

The following table shows the contractual maturities of the long-term borrowings at December 31, 2011, (Dollars in thousands):

2012	$9,294
2013	5,182
2014	4,000

Total	$18,476

(11) JUNIOR SUBORDINATED DEBENTURES

The following is a summary of the Junior Subordinated Debentures:

December 31, 2011
Issue	Amount	Rate	Maturity
(Dollars in thousands)
BFC II	$26,804	7.20%	03/31/2034
UNST I	2,062	3 month LIBOR + 1.65%	03/15/2036
FBCST I	7,217	3 month LIBOR + 2.85%	12/17/2033

Total	$36,083

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

On July 12, 2011, BancFirst Corporation acquired FBC Financial Corp. Statutory Trust I (“FBCST I”), a trust formed under the Connecticut Business Trust Act, from the merger of FBC Financial Corp. BancFirst Corporation owns all of the common securities of FBCST I. The trust had issued $7 million of aggregate liquidation amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Deferrable

Interest Debentures”) to other investors. The proceeds from the sale of the Deferrable Interest Debentures and the common securities of FBCST I were invested in $7.2 million of Junior Subordinated Debentures of FBC Financial Corp., which were assumed by BancFirst Corporation as a result of the merger. Interest payments on the $7.2 million of Junior Subordinated Debentures are payable March 17, June 17, September 17 and December 17 of each year. The interest rate on the $7.2 million of Junior Subordinated Debentures was set at three-month LIBOR plus 285 basis points. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the $7.2 million of Junior Subordinated Debentures is December 17, 2033, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Deferrable Interest Debentures represent an undivided interest in the $7.2 million of Junior Subordinated Debentures and are guaranteed by BancFirst Corporation. During any deferral period or during any event of default, BancFirst Corporation may not declare or pay any dividends on any of its capital stock. The Deferrable Interest Debentures were callable at par, in whole or in part, after December 17, 2008.

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Current taxes:
Federal	$26,489	$20,240	$13,886
State	3,869	3,155	1,717
Deferred taxes.	(5,282)	(58)	467

Total income taxes	$25,076	$23,337	$16,070

Income tax expense applicable to securities transactions approximated $560,000, $106,000 and $134,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

A reconciliation of tax expense at the Federal statutory tax rate applied to income before taxes is presented in the following table:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Tax expense at the Federal statutory tax rate	$24,744	$22,976	$17,038
Increase (decrease) in tax expense from:
Tax-exempt income, net	(904)	(648)	(701)
Modified endowment life contracts	(809)	(705)	(715)
State tax expense, net of Federal tax benefit	3,916	3,098	1,737
Federal tax credits	(1,227)	(1,914)	(1,709)
Other, net	(644)	530	420

Total tax expense	$25,076	$23,337	$16,070

The net deferred tax asset/(liability) consisted of the following:

	December 31,
	2011	2010
	(Dollars in thousands)
Provision for loan losses	$14,252	$13,014
Write-downs of other real estate owned	973	247
Deferred compensation	1,787	1,499
Stock based compensation	2,260	1,795
Other	910	625

Gross deferred tax assets	20,182	17,180

Unrealized net gains on securities	(5,085)	(4,551)
Premium on securities of banks acquired	(1,080)	(1,308)
Intangibles	(2,175)	(1,936)
Basis difference related to tax credits	(664)	(3,875)
Depreciation	(3,923)	(3,326)
Leveraged lease	(2,982)	(3,350)
Other	(1,336)	(693)

Gross deferred tax liabilities	(17,245)	(19,039)

Net deferred tax asset/( liability)	$2,937	$(1,859)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2011, 2010 and 2009, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination which includes the years 2009 to 2011. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) STOCK-BASED COMPENSATION

BancFirst Corporation adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,800,000 shares in May 2011. At December 31, 2011, 64,860 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2014. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2011 will become exercisable through the year 2018. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At December 31, 2011, 30,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2011 will become exercisable through the year 2015. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

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

The Company currently uses newly issued stock to satisfy stock-based exercises, but reserves the right to use treasury stock purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Year Ended December 31, 2011
Outstanding at December 31, 2010	1,172,181	$28.32
Options granted	180,000	39.39
Options exercised	(48,750)	19.76
Options canceled, forfeited, or expired	(5,000)	37.50

Outstanding at December 31, 2011	1,298,431	30.14	8.66	$9,607

Exercisable at December 31, 2011	706,731	23.27	5.34	$10,083

Year Ended December 31, 2010
Outstanding at December 31, 2009	1,209,553	$27.41
Options granted	49,000	41.64
Options exercised	(74,972)	21.49
Options canceled, forfeited, or expired	(11,400)	33.59

Outstanding at December 31, 2010	1,172,181	28.32	8.58	$15,085

Exercisable at December 31, 2010	699,656	21.95	6.13	$13,465

The following table is a summary of the Company’s non-vested options as of December 31, 2011, and any changes during the year ending December 31, 2011:

Options
Non-vested at December 31, 2010	472,525
Options granted	180,000
Options vested	(55,825)
Options forfeited	(5,000)

Non-vested at December 31, 2011	591,700

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$12.79	$15.69	$20.37
Total intrinsic value of options exercised	912	1,445	314
Cash received from options exercised	963	1,611	378
Tax benefit realized from options exercised	353	559	122

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based employee compensation expense:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Stock-based employee compensation expense	$1,375	$1,218	$1,073
Tax	532	471	415

Stock-based employee compensation expense, net of tax	$843	$747	$658

The Company will continue to amortize the remaining fair value of stock options over the remaining vesting period of approximately seven years. The following table shows the remaining fair value of stock options:

December 31, 2011
(Dollars in thousands)
Fair value of stock options	$ 6,360

The following table shows the assumptions used for computing stock-based employee compensation expense under the fair value method:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.97% to 3.61%	2.62% to 4.00%	2.17% to 3.64%
Dividend yield	2.00%	2.00%	1.50%
Stock price volatility	25.26% to 38.43%	27.28% to 38.61%	52.71% to 74.84%
Expected term	10Yrs	10Yrs	10Yrs

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

	December 31,
	2011	2010
Accumulated stock units	51,190	47,971
Average price	$33.21	$32.89

(14) RETIREMENT PLANS

In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership (“ESOP”) and Thrift Plan (“401(k)”) effective January 1, 1985. The plan was separated into two individual plans effective January 1, 2009. The 401(k) and ESOP plans cover all eligible employees, as defined in the plans, of the Company and its subsidiaries. The 401(k) plan allows employees to defer up to the maximum legal limit of their compensation, of which the Company may match 50%, but not to exceed 3% of their compensation. In addition, the Company may make discretionary contributions based on employee contributions or eligible compensation to the ESOP plan, as determined by the Company’s Board of Directors. The aggregate amounts of contributions by the Company to the 401(k) and ESOP plans are shown in the following table:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
401(k) contributions	$1,534	$1,465	$1,378
ESOP contributions	1,629	1,353	1,102

Total contributions	$3,163	$2,818	$2,480

(15) STOCKHOLDERS’ EQUITY

As of December 31, 2011, 2010 and 2009, the Company’s authorized and outstanding preferred and common stock, was as follows:

	No. of Shares Authorized at December 31, 2011	No. of Shares Outstanding at December 31,			Par Value Share	Dividends	Voting Rights
Class of Stock		2011	2010	2009
Senior Preferred	10,000,000	—	—	—	$1.00	As declared	Voting
10% Cumulative Preferred	900,000	—	—	—	$5.00	As declared	Non-voting
Common	20,000,000	15,117,430	15,368,717	15,308,741	$1.00	As declared	Voting

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

(b) 10% Cumulative Preferred Stock: Redeemable at the Company’s option at $5.00 per share plus accumulated dividends; non-voting; cumulative dividends at the rate of 10% payable semi-annually on January 15 and July 15; no shares issued or outstanding.

(c) Common stock: At December 31, 2011, 2010 and 2009 the shares issued equaled shares outstanding.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2011 there were 241,751 shares remaining that could be repurchased under the SRP.

The following table is a summary of the shares repurchased under the program:

	Year Ended December 31,
	2011	2010	2009
Number of shares repurchased	302,149	16,500	—
Average price of shares repurchased	$35.74	$36.69	$—

BancFirst Corporation’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2012, approximately $54.4 million of the equity of BancFirst was available for dividend payments to BancFirst Corporation.

During any deferral period or any event of default on the Junior Subordinated Debentures, BancFirst Corporation may not declare or pay any dividends on any of its capital stock.

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2011, that the Company and BancFirst met all capital adequacy requirements to which they are subject. The required capital amounts and the Company’s and BancFirst’s respective ratios are shown in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$489,629	14.62%	$267,937	8.00%	N/A	N/A
BancFirst	459,978	14.25%	258,209	8.00%	$322,761	10.00%
Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	451,973	13.49%	133,969	4.00%	N/A	N/A
BancFirst	422,429	13.09%	129,104	4.00%	193,656	6.00%
Tier I Capital
(to Total Assets)-
BancFirst Corporation	451,973	8.14%	168,410	3.00%	N/A	N/A
BancFirst	422,429	7.88%	162,234	3.00%	270,390	5.00%
As of December 31, 2010:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$455,668	14.68%	$248,379	8.00%	N/A	N/A
BancFirst	435,083	14.57%	238,913	8.00%	$298,641	10.00%
Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	419,923	13.53%	124,190	4.00%	N/A	N/A
BancFirst	399,344	13.37%	119,456	4.00%	179,184	6.00%
Tier I Capital
(to Total Assets)-
BancFirst Corporation	419,923	8.39%	151,807	3.00%	N/A	N/A
BancFirst	399,344	8.37%	144,256	3.00%	240,427	5.00%

As of December 31, 2011, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework for prompt corrective action. To be well capitalized under Federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. The Company’s trust preferred securities will continue to be included in Tier 1 capital as the Company’s total assets do not exceed $10 billion. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would change its category.

(16) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Year Ended December 31, 2011
Basic
Income available to common stockholders	$45,621	15,267,357	$2.99

Effect of stock options	—	282,774

Diluted
Income available to common stockholders plus assumed exercises of stock options	$45,621	15,550,131	$2.93

Year Ended December 31, 2010
Basic
Income available to common stockholders	$42,309	15,348,102	$2.76

Effect of stock options	—	303,210

Diluted
Income available to common stockholders plus assumed exercises of stock options	$42,309	15,651,312	$2.70

Year Ended December 31, 2009
Basic
Income available to common stockholders	$32,609	15,299,781	$2.13

Effect of stock options	—	294,008

Diluted
Income available to common stockholders plus assumed exercises of stock options	$32,609	15,593,789	$2.09

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2011	550,495	$38.85
December 31, 2010	420,679	$38.31
December 31, 2009	304,292	$43.01

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS
Cash	$4,774	$3,088
Securities	199	217
Premises and equipment, net	—	240
Investments in subsidiaries	511,698	493,487
Intangible assets	450	498
Dividends receivable	5,138	4,800
Other assets	1,654	4,827

Total assets	$523,913	$507,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$4,789	$5,197
Long-term borrowings	—	14,500
Junior subordinated debentures	36,083	28,866
Stockholders’ equity	483,041	458,594

Total liabilities and stockholders’ equity	$523,913	$507,157

STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$19,011	$17,762	$16,609
Interest on interest-bearing deposits	20	153	228
Other	88	(190)	—

Total operating income	19,119	17,725	16,837

OPERATING EXPENSE
Interest	2,501	2,016	1,966
Other	740	299	236

Total operating expense	3,241	2,315	2,202

Income before taxes and equity in undistributed earnings of subsidiaries	15,878	15,410	14,635
Allocated income tax benefit	886	689	733

Income before equity in undistributed earnings of subsidiaries	16,764	16,099	15,368
Equity in undistributed earnings of subsidiaries	28,857	26,210	17,241

Net income	$45,621	$42,309	$32,609

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,621	$42,309	$32,609
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(31,856)	(27,428)	(18,280)
Amortization of stock based compensation arrangements	3,075	1,218	1,038
Other, net	12,326	(1,790)	450

Net cash provided by operating activities	29,166	14,309	15,817

INVESTING ACTIVITIES
Net cash used for acquisitions	11,748	(26,934)	(5,452)
Purchases of securities	(2)	—	—
Sales and maturities of held for investment and available for sale securities	28	200	—
Other, net	240	—	—

Net cash provided by (used for) investing activities	12,014	(26,734)	(5,452)

FINANCING ACTIVITIES
Issuance of common stock	1,398	2,173	740
Acquisition of common stock	(10,799)	(605)	—
Cash dividends paid	(15,593)	(14,733)	(13,774)
(Paydown)/issuance of long-term borrowings	(14,500)	14,500	—

Net cash (used for) provided by financing activities	(39,494)	1,335	(13,034)

Net increase (decrease) in cash	1,686	(11,090)	(2,669)
Cash at the beginning of the period	3,088	14,178	16,847

Cash at the end of the period	$4,774	$3,088	$14,178

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$2,818	$2,039	$1,966

Cash received during the period for income taxes, net	$1,195	$1,089	$1,366

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

	December 31,
	2011	2010
	(Dollars in thousands)
Loan commitments	$718,191	$625,970
Stand-by letters of credit	55,804	55,339

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

The Company leases office space in seventeen buildings, three parcels of land on which it owns buildings, and fifteen ATM locations. These leases expire at various dates through 2064.

The future minimum rental payments under these leases at December 31, 2011, were as follows (Dollars in thousands):

2012	$764
2013	476
2014	270
2015	139
2016	116
Later years	621

Total	$2,386

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2011	$1,112
2010	$1,044
2009	$1,035

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

The Company reviews the prices for Level 1 and Level 2 securities supplied by the independent pricing service for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are esoteric or that have complicated structures. The Company’s entire portfolio consists of traditional investments including U.S. Treasury obligations, Federal agency mortgage pass-through securities, general obligation municipal bonds and a small amount of municipal revenue bonds. Pricing for such instruments is fairly generic and is easily obtained. For in-state bond issues that have relatively low issue sizes and liquidity, the Company utilizes the same parameters adjusted for the specific issue. From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third party sources.

Derivatives

Derivatives are reported at fair value utilizing Level 2 inputs. The Company obtains dealer and market quotations to value its oil and gas swaps and options. The Company utilizes dealer quotes and observable market data inputs to substantiate internal valuation models.

Loans Held For Sale

The Company originates mortgage loans to be sold. At the time of origination, the acquiring bank has already been determined and the terms of the loan, including interest rate, have already been set by the acquiring bank allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination. Loans held for sale are valued using Level 2 inputs. Gains or losses recognized upon the sale of the loans are determined on a specific identification basis.

The following tables summarize financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
December 31, 2011
Securities available for sale	$—	$580,338	$12,162	$592,500
Derivative assets	—	7,082	—	7,082
Derivative liabilities	—	5,420	—	5,420
Loans held for sale	—	12,126	—	12,126
December 31, 2010
Securities available for sale	$64,970	$645,985	$10,837	$721,792
Derivative assets	—	5,229	—	5,229
Derivative liabilities	—	3,664	—	3,664
Loans held for sale	—	11,776	—	11,776

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
	(Dollars in thousands)
Balance at the beginning of the year	$10,837	$9,506
Purchases, issuances and settlements	92	914
Sales	(473)	(751)
Losses included in earnings	(4)	(200)
Total unrealized gains	1,710	1,368

Balance at the end of the year	$12,162	$10,837

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Due from Banks; Federal Funds Sold and Interest-Bearing Deposits

The carrying amounts of these short-term instruments are reasonable estimates of fair value.

Securities

For securities, which are generally traded in secondary markets, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities making adjustments for credit or liquidity if applicable. The Company also invests in equity securities for which observable information is not readily available. These securities are reported at fair valued based on replacement cost, the income approach or information provided by outside consultants or lead advisors.

Loans

For certain homogeneous categories of loans, such as some residential mortgages, fair values are estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. For residential mortgage loans held for sale, the carrying amount is a reasonable estimate of fair value. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Derivatives

Derivatives are reported at fair value using dealer quotes and observable market data.

Deposits

The fair values of transaction and savings accounts are the amounts payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using the rates currently offered for deposits of similar remaining maturities.

Short-term Borrowings

The amounts payable on these short-term instruments are reasonable estimates of fair value.

Long-term Borrowings

The fair values of fixed-rate long-term borrowings are estimated using the rates that would be charged for borrowings of similar remaining maturities.

Junior Subordinated Debentures

The fair values of junior subordinated debentures are estimated using the rates that would be charged for junior subordinated debentures of similar remaining maturities.

Loan Commitments and Letters of Credit

The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the terms of the agreements. The fair values of letters of credit are based on fees currently charged for similar agreements.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Cash and due from banks	$163,698	$163,698	$93,059	$93,059
Federal funds sold and interest-bearing deposits	1,544,435	1,544,435	1,152,227	1,152,227
Securities	614,977	615,458	743,803	744,432
Loans:
Loans (net of unearned interest)	3,013,498		2,811,964
Allowance for loan losses	(37,656)		(35,745)

Loans, net	2,975,842	3,022,619	2,776,219	2,791,741
Derivative assets	7,082	7,082	5,229	5,229
FINANCIAL LIABILITIES
Deposits	5,037,735	5,052,470	4,503,754	4,514,182
Short-term borrowings	8,274	8,274	7,250	7,250
Long-term borrowings	18,476	18,578	34,265	33,520
Derivative liabilities	5,420	5,420	3,664	3,664
Junior subordinated debentures	36,083	39,300	28,866	31,010
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,257		1,095
Letters of credit		419		415

Non-financial Assets and Non-financial Liabilities

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include foreclosed assets (upon initial recognition or subsequent impairment), and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. These items are evaluated at least annually for impairment, of which there were none as of December 31, 2011 or 2010. The overall levels of non-financial assets and non-financial liabilities were not considered to be significant to the Company at December 31, 2011 or 2010.

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

Foreclosed assets, upon initial recognition, are measured and adjusted to fair value through charge-offs to the allowance for loan losses based upon the fair values of the foreclosed assets.

Other real estate owned is remeasured at fair value subsequent to initial recognition, with any losses recognized in net expense from other real estate owned.

The following table summarizes assets measured at fair value on a nonrecurring basis and the related gains or losses recognized during the year:

	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Year Ended December 31, 2011
Impaired loans (less specific allowance)	—	—	$18,173	$18,173	$—
Foreclosed assets	—	—	531	531	(4,205)
Other real estate owned	—	—	16,109	16,109	1,057
Year Ended December 31, 2010
Impaired loans (less specific allowance)	—	—	$10,510	$10,510	$—
Foreclosed assets	—	—	223	223	—
Other real estate owned	—	—	22,956	22,956	(650)

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		December 31,
		2011		2010
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	454	$4,693	372	$5,417
Derivative liabilities	Barrels	(454)	(3,693)	(372)	(4,627)

Natural Gas
Derivative assets	MMBTUs	3,307	$2,389	1,733	$2,329
Derivative liabilities	MMBTUs	(3,307)	(1,727)	(1,733)	(1,554)

Total Fair Value	Included in
Derivative assets	Other assets		7,082		5,229
Derivative liabilities	Other liabilities		5,420		3,664

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Derivative income	$569	$501	$616

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

The following table is a summary of the Company’s credit exposure relating to oil and gas swaps and options with bank counterparties:

	December 31,
	2011	2010
	(Dollars in thousands)
Credit exposure	$2,258	$3,244

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2011
Net interest income (expense)	$50,952	$102,528	$7,055	$(3,638)	$—	$156,897
Provision for loan losses	21	4,205	276	13	—	4,515
Noninterest income	11,226	39,529	23,148	51,144	(48,086)	76,961
Depreciation and amortization	1,733	6,128	505	1,316	—	9,682
Other expenses	29,527	74,527	19,569	25,627	(286)	148,964

Income before taxes	$30,897	$57,197	$9,853	$20,550	$(47,800)	$70,697

Total assets	$1,738,426	$3,660,239	$153,872	$602,577	$(546,289)	$5,608,825

Capital expenditures	$2,265	$12,561	$107	$1,447	$—	$16,380

December 31, 2010
Net interest income (expense)	$46,928	$91,730	$7,489	$(3,390)	$—	$142,757
Provision for loan losses	528	2,199	228	(1)	—	2,954
Noninterest income	10,687	35,818	20,822	46,809	(44,198)	69,938
Depreciation and amortization	1,628	5,269	502	1,132	—	8,531
Other expenses	26,738	66,838	18,394	23,879	(285)	135,564

Income before taxes	$28,721	$53,242	$9,187	$18,409	$(43,913)	$65,646

Total assets	$1,534,552	$3,298,409	$140,854	$611,979	$(525,545)	$5,060,249

Capital expenditures	$1,614	$4,584	$162	$1,148	$—	$7,508

December 31, 2009
Net interest income (expense)	$40,308	$87,446	$7,391	$(3,841)	$—	$131,304
Provision for loan losses	6,673	3,618	97	1	—	10,389
Noninterest income	10,501	34,543	19,025	36,850	(34,038)	66,881
Depreciation and amortization	1,506	5,225	468	1,241	—	8,440
Other expenses	25,359	64,589	15,840	25,134	(245)	130,677

Income before taxes	$17,271	$48,557	$10,011	$6,633	$(33,793)	$48,679

Total assets	$1,386,748	$2,779,110	$221,033	$523,350	$(494,126)	$4,416,115

Capital expenditures	$1,625	$3,088	$91	$1,209	$—	$6,013

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

(23) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 is as follows:

	Quarter
	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
2011
Net interest income	$41,384	$40,218	$38,006	$37,289
Provision for loan losses	829	885	2,013	788
Noninterest income	19,435	20,117	19,679	17,730
Noninterest expense	41,380	41,259	39,610	36,397
Net income	11,598	12,553	10,115	11,355
Net income per common share:
Basic	0.77	0.82	0.66	0.74
Diluted	0.75	0.81	0.65	0.72
2010
Net interest income	$37,158	$36,071	$35,668	$33,860
Provision for loan losses	718	469	871	896
Noninterest income	18,801	18,163	17,012	15,962
Noninterest expense	39,300	35,389	34,505	34,901
Net income	10,177	11,787	11,042	9,303
Net income per common share:
Basic	0.66	0.77	0.72	0.61
Diluted	0.65	0.75	0.71	0.60

(24) SUBSEQUENT EVENT

On January 19, 2012, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, completed the sale of one of its investments that resulted in a pretax gain of approximately $4.5 million. After related expenses and income taxes, the increase in net income approximated $2.6 million or $0.17 per share on a fully diluted basis. The gain will be included in first quarter 2012 earnings.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Treasurer, Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the

Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter of 2011 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2011.

Grant Thornton LLP, independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

March 15, 2012

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
Executive Vice President and
Chief Risk Officer
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BancFirst Corporation

We have audited BancFirst Corporation (an Oklahoma corporation) and Subsidiaries (collectively, the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BancFirst Corporation and Subsidiaries, as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 15, 2012

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K will be contained in the 2012 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2012 Proxy Statement under the caption “16(a) Beneficial Ownership Reporting Compliance” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2012 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2012 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 201(d) of Regulation S-K will be contained in the 2012 Proxy Statement under the caption “Equity Compensation Plan Information” and is hereby incorporated by reference. The information required by Item 403 of Regulation S-K will be contained in the 2012 Proxy Statement under the caption “Security Ownership” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K will be contained in the 2012 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2012 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) For the financial statements of BancFirst Corporation, reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

(1) Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flow for the three years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated June 15, 2004 (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

Exhibit Number	Exhibit

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A,
File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement,
File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.9	Form of Indenture relating to the Union National Bancshares, Inc. (BancFirst Corp. as successor) Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee. (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

4.10	Form of Indenture relating to the FBC Financial Corporation (BancFirst Corp. as successor) Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee. (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011 and incorporated herein by reference).

10.1	Tenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s registration statement on Form S-8, File No. 333-175914 dated July 29, 2011, and incorporated herein by reference).

10.2	BancFirst Corporation Employee Stock Ownership and Trust Agreement adopted December 21, 2006 effective January 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

10.3	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.5	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.6	Amendment (Code Section 415 Compliance) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit

10.7	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.8	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

10.9*	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted October 27, 2011 effective October 1, 2011.

10.10*	Amendment to the Amended and Restated BancFirst Corporation Employee Ownership Plan adopted October 27, 2011 effective October 1, 2011.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2012	BANCFIRST CORPORATION

/s/ David E. Rainbolt
David E. Rainbolt
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2012.

/s/ H. E. Rainbolt	/s/ David E. Rainbolt
H. E. Rainbolt	David E. Rainbolt
Chairman of the Board	President, Chief Executive Officer and Director
(Principal Executive Officer)	(Principal Executive Officer)

/s/ Dennis L. Brand	/s/ C. L. Craig, Jr.
Dennis L. Brand	C. L. Craig, Jr.
Chief Executive Officer, BancFirst and Director	Director
(Principal Executive Officer)

/s/ William H. Crawford	/s/ James R. Daniel
William H. Crawford	James R. Daniel
Director	Vice Chairman of the Board
(Principal Executive Officer)

/s/ F. Ford Drummond	/s/ K. Gordon Greer
F. Ford Drummond	K. Gordon Greer
Director	Vice Chairman of the Board
(Principal Executive Officer)

/s/ Dr. Donald B. Halverstadt	/s/ William O. Johnstone
Dr. Donald B. Halverstadt	William O. Johnstone
Director	Vice Chairman of the Board
(Principal Executive Officer)

/s/ J. Ralph McCalmont	/s/ Tom H. McCasland, III
J. Ralph McCalmont	Tom H. McCasland, III
Director	Director

/s/ Ronald J. Norick	/s/ Paul B. Odom, Jr.
Ronald J. Norick	Paul B. Odom, Jr.
Director	Director

/s/ David Ragland	/s/ Cynthia S. Ross
David Ragland	Cynthia S. Ross
Director	Director

/s/ G. Rainey Williams, Jr.	/s/ Michael K. Wallace
G. Rainey Williams, Jr.	Michael K. Wallace
Director	Director

/s/ Randy Foraker	/s/ Joe T. Shockley, Jr.
Randy Foraker	Joe T. Shockley, Jr.
Executive Vice President and Chief Risk Officer	Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)	(Principal Financial Officer)

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index, both as compiled by the University of Chicago Center for Research in Security Price (“CRSP”). The period presented is from January 1, 2007 through December 31, 2011. The graph assumes an investment on January 1, 2007 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each quarter during the period represent the cumulative market values of the respective investment.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated June 15, 2004 (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

Exhibit Number	Exhibit

4.9	Form of Indenture relating to the Union National Bancshares, Inc. (BancFirst Corp. as successor) Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee. (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

4.10	Form of Indenture relating to the FBC Financial Corporation (BancFirst Corp. as successor) Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee. (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011 and incorporated herein by reference).

10.1	Tenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s registration statement on Form S-8, File No. 333-175914 dated July 29, 2011, and incorporated herein by reference).

10.2	BancFirst Corporation Employee Stock Ownership and Trust Agreement adopted December 21, 2006 effective January 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

10.3	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.5	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.6	Amendment (Code Section 415 Compliance) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.8	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

10.9*	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted October 27, 2011 effective October 1, 2011.

10.10*	Amendment to the Amended and Restated BancFirst Corporation Employee Ownership Plan adopted October 27, 2011 effective October 1, 2011.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Exhibit

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.