Form 10-Q
period 2012-03-31
BANCFIRST CORP /OK/
filed 2012-05-10
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2012 there were 15,159,153 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011	March 31, 2011
	(unaudited)	(see Note 1)	(unaudited)
ASSETS
Cash and due from banks	$143,515	$163,698	$133,639
Interest-bearing deposits with banks	1,693,439	1,544,035	1,333,106
Federal funds sold	—	400	38,961
Securities (market value: $574,230, $615,458, and $681,825, respectively)	573,801	614,977	681,159
Loans:
Total loans (net of unearned interest)	3,049,376	3,013,498	2,796,390
Allowance for loan losses	(37,633)	(37,656)	(36,136)

Loans, net	3,011,743	2,975,842	2,760,254
Premises and equipment, net	114,115	111,355	98,584
Other real estate owned	12,005	16,109	15,587
Intangible assets, net	13,703	14,219	11,233
Goodwill	44,545	44,545	44,593
Accrued interest receivable	17,157	18,662	19,852
Other assets	113,971	104,983	102,690

Total assets	$5,737,994	$5,608,825	$5,239,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,817,907	$1,704,996	$1,416,335
Interest-bearing	3,334,949	3,332,739	3,249,864

Total deposits	5,152,856	5,037,735	4,666,199
Short-term borrowings	7,323	8,274	7,100
Accrued interest payable	2,473	2,710	3,150
Long-term borrowings	13,403	18,476	33,196
Other liabilities	33,899	22,506	34,320
Junior subordinated debentures	36,083	36,083	28,866

Total liabilities	5,246,037	5,125,784	4,772,831

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,145,280, 15,117,430 and 15,390,357, respectively	15,145	15,118	15,390
Capital surplus	78,420	77,462	73,935
Retained earnings	390,881	381,017	369,189
Accumulated other comprehensive income, net of income tax of $4,043, $5,084 and $4,476, respectively	7,511	9,444	8,313

Total stockholders’ equity	491,957	483,041	466,827

Total liabilities and stockholders’ equity	$5,737,994	$5,608,825	$5,239,658

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
INTEREST INCOME
Loans, including fees	$41,960	$39,257
Securities:
Taxable	2,407	3,626
Tax-exempt	424	630
Federal funds sold	1	21
Interest-bearing deposits with banks	973	775

Total interest income	45,765	44,309

INTEREST EXPENSE
Deposits	4,249	6,245
Short-term borrowings	8	4
Long-term borrowings	105	246
Junior subordinated debentures	586	525

Total interest expense	4,948	7,020

Net interest income	40,817	37,289
Provision for loan losses	173	788

Net interest income after provision for loan losses	40,644	36,501

NONINTEREST INCOME
Trust revenue	1,707	1,587
Service charges on deposits	10,607	9,752
Securities transactions	4,032	8
Income from sales of loans	572	452
Insurance commissions	2,993	2,422
Cash management	1,939	1,765
Gain on sale of other assets	20	9
Other	1,567	1,735

Total noninterest income	23,437	17,730

NONINTEREST EXPENSE
Salaries and employee benefits	24,800	21,812
Occupancy and fixed assets expense, net	2,446	2,451
Depreciation	2,131	1,904
Amortization of intangible assets	457	377
Data processing services	1,283	1,250
Net expense from other real estate owned	247	(906)
Marketing and business promotion	1,655	1,538
Deposit insurance	719	1,426
Other	8,299	6,545

Total noninterest expense	42,037	36,397

Income before taxes	22,044	17,834
Income tax expense	(8,039)	(6,479)

Net income	$14,005	$11,355

NET INCOME PER COMMON SHARE
Basic	$0.93	$0.74

Diluted	$0.91	$0.72

OTHER COMPREHENSIVE INCOME
Unrealized losses on securities, net of tax of $318 and $75, respectively	$(591)	$(192)
Reclassification adjustment for gains included in net income, net of tax of $723	(1,342)	—

Other comprehensive loss, net of tax of $1,041 and $75, respectively	(1,933)	(192)

Comprehensive income	$12,072	$11,163

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
COMMON STOCK
Issued at beginning of period	$15,118	$15,369
Shares issued	27	21

Issued at end of period	$15,145	$15,390

CAPITAL SURPLUS
Balance at beginning of period	$77,462	$73,040
Common stock issued	455	474
Tax effect of stock options	62	46
Stock based compensation arrangements	441	375

Balance at end of period	$78,420	$73,935

RETAINED EARNINGS
Balance at beginning of period	$381,017	$361,680
Net income	14,005	11,355
Dividends on common stock	(4,141)	(3,846)

Balance at end of period	$390,881	$369,189

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period	$9,444	$8,505
Net change	(1,933)	(192)

Balance at end of period	$7,511	$8,313

Total stockholders’ equity	$491,957	$466,827

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,005	$11,355
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	173	788
Depreciation and amortization	2,588	2,281
Net amortization of securities premiums and discounts	412	1,352
Realized securities gains	(4,032)	(8)
Gain on sales of loans	(572)	(452)
Cash receipts from the sale of loans originated for sale	45,767	40,593
Cash disbursements for loans originated for sale	(48,734)	(35,510)
Deferred income tax benefit	(20)	(350)
Gains on other assets	(30)	(1,049)
Decrease in interest receivable	1,505	2,062
Decrease in interest payable	(237)	(85)
Amortization of stock based compensation arrangements	441	375
Other, net	3,619	4,633

Net cash provided by operating activities	14,885	25,985

INVESTING ACTIVITIES
Purchases of securities:
Available for sale	(9,785)	(31,126)
Maturities of securities:
Held for investment	1,099	1,270
Available for sale	44,034	28,189
Proceeds from sales and calls of securities:
Held for investment	—	1
Available for sale	6,470	62,159
Net decrease in Federal funds sold	400	2,246
Purchases of loans	(542)	(1,304)
Proceeds from sales of loans	11,485	737
Net other (increase)/decrease in loans	(44,317)	8,453
Purchases of premises, equipment and computer software	(5,005)	(2,782)
Proceeds from the sale of other assets	4,937	10,917

Net cash provided by investing activities	8,776	78,760

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	148,109	151,921
Net (decrease)/increase in time deposits	(32,988)	10,524
Net decrease in short-term borrowings	(951)	(150)
Paydown of long-term borrowings	(5,073)	(1,069)
Issuance of common stock	544	541
Cash dividends paid	(4,081)	(3,846)

Net cash provided by financing activities	105,560	157,921

Net increase in cash, due from banks and interest-bearing deposits	129,221	262,666
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,707,733	1,204,079

Cash, due from banks and interest-bearing deposits at the end of the period	$1,836,954	$1,466,745

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,185	$7,105

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)     GENERAL

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., and BancFirst and its subsidiaries (the “Company”). The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BancFirst Agency, Inc., and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

The unaudited interim financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2011, the date of the most recent annual report.

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

(2)     RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 was effective for annual and interim periods beginning after December 15, 2011. Adoption of ASU 2011-12 did not have a significant effect on the Company’s financial statements.

In November 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosure about Offsetting Assets and Liabilities.” ASU 2011-11 is an amendment to require an entity to disclose both net and gross information about offsetting assets and liabilities to enable users of its financial statements to understand the effect of those arrangements. Arrangements include derivatives, sale and repurchase agreements and transactions, securities borrowing and securities lending arrangements. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013 and is not expected to have a significant effect on the Company’s financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 is an update to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income, and to facilitate convergence of GAAP and IFRS. The Company adopted ASU 2011-05 as of September 30, 2011 and the standard was applied retrospectively. The adoption of ASU 2011-05 did not have a significant effect on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”).” ASU 2011-04 is an update to explain how to measure fair value. This amendment does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. This amendment was put forth in order to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements consistent with IFRS. ASU 2011-04 was effective for the Company on January 1, 2012, and was applied prospectively. Adoption of ASU 2011-04 did not have a significant effect on the Company’s financial statements.

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 was effective for the Company on July 1, 2011, and was applied retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 did not have a significant effect on the Company’s financial statements.

(3)     RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On January 19, 2012, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, completed the sale of one of its investments that resulted in a pretax gain of approximately $4.5 million. After related expenses and income taxes, the increase in net income approximated $2.6 million or $0.17 per share on a fully diluted basis. The gain was included in first quarter 2012 earnings.

On July 12, 2011, the Company completed the acquisition of FBC Financial Corporation and its subsidiary bank, 1st Bank Oklahoma with banking locations in Claremore, Verdigris and Inola, Oklahoma. The Company paid a premium of $1.5 million above the equity capital of FBC Financial Corporation. At acquisition, 1st Bank Oklahoma had approximately $217 million in total assets, $116 million in loans, $178 million in deposits and $18 million in equity capital. 1st Bank Oklahoma operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on February 17, 2012. The acquisition did not have a material effect on the Company’s consolidated financial statements.

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

(4)     SECURITIES

The following table summarizes securities held for investment and securities available for sale:

March 31, 2012
(Dollars in thousands)
Held for investment, at cost (market value: $21,788)	$21,359
Available for sale, at market value	552,442

Total	$573,801

The following table summarizes the amortized cost and estimated market values of securities held for investment:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
U.S. treasury and other Federal agencies	$950	$74	$—	$1,024
States and political subdivisions	20,409	355	—	20,764

Total	$21,359	$429	$—	$21,788

The following table summarizes the amortized cost and estimated market values of securities available for sale:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
U.S. Federal agencies (1)	$447,995	$5,375	$(123)	$453,247
Mortgage backed securities	26,519	840	(3)	27,356
States and political subdivisions	59,838	2,650	(22)	62,466
Other securities (2)	6,498	2,875	—	9,373

Total	$540,850	$11,740	$(148)	$552,442

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	March 31, 2012
	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$5,050	$5,082
After one year but within five years	13,897	14,164
After five years but within ten years	1,741	1,804
After ten years	671	738

Total	$21,359	$21,788

Available for Sale
Contractual maturity of debt securities:
Within one year	$76,102	$77,447
After one year but within five years	319,115	322,207
After five years but within ten years	55,372	57,277
After ten years	83,763	86,138

Total debt securities	534,352	543,069
Equity securities	6,498	9,373

Total	$540,850	$552,442

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

March 31, 2012
(Dollars in thousands)
Book value of pledged securities	$499,578

(5)     LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	March 31, 2012		December 31, 2011		March 31, 2011
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Commercial and industrial	$526,028	17.25%	$547,942	18.19%	$535,881	19.16%
Oil & gas production & equipment	129,710	4.25	115,786	3.84	100,565	3.60
Agriculture	90,659	2.97	86,297	2.86	77,745	2.78
State and political subdivisions:
Taxable	7,332	0.24	6,939	0.23	9,380	0.34
Tax-exempt	15,810	0.52	17,070	0.57	10,736	0.38
Real estate:
Construction	200,609	6.58	207,953	6.90	228,340	8.17
Farmland	107,751	3.53	103,923	3.45	91,907	3.29
One to four family residences	660,725	21.67	655,134	21.74	600,547	21.48
Multifamily residential properties	40,164	1.32	37,734	1.25	31,937	1.14
Commercial	1,004,596	32.94	960,074	31.86	824,105	29.47
Consumer	244,171	8.01	252,331	8.37	260,067	9.30
Other	21,821	0.72	22,315	0.74	25,180	0.89

Total loans	$3,049,376	100.00%	$3,013,498	100.00%	$2,796,390	100.00%

Loans held for sale (included above)	$15,585		$12,126		$7,143

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

Nonperforming and Restructured Assets

Nonaccrual loans, accruing loans past due more than 90 days, and restructured loans are shown in the table below. Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $338,000 for the three months ended March 31, 2012 and approximately $264,000 for the three months ended March 31, 2011.

The following is a summary of nonperforming and restructured assets:

	March 31,	December 31,	March 31,
	2012	2011	2011
	(Dollars in thousands)
Past due over 90 days and still accruing	$1,150	$ 798	$3,016
Nonaccrual	20,721	21,187	24,391
Restructured	18,483	1,041	316

Total nonperforming and restructured loans	40,354	23,026	27,723
Other real estate owned and repossessed assets	12,408	16,640	15,974

Total nonperforming and restructured assets	$52,762	$39,666	$43,697

Nonperforming and restructured loans to total loans	1.32%	0.76%	0.99%

Nonperforming and restructured assets to total assets	0.92%	0.71%	0.83%

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the credit risk component in the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

	March 31, 2012	March 31, 2011
	(Dollars in thousands)
Non-residential real estate	$9,768	$10,091
Residential real estate	4,754	6,639
Non-consumer non-real estate	1,425	2,186
Consumer non-real estate	143	160
Other loans	1,464	4,530
Acquired loans	3,167	785

Total	$20,721	$24,391

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Receivables
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of March 31, 2012
Non-residential real estate	$3,924	$849	$4,773	$1,097,141	$1,101,914	$192
Residential real estate	3,218	1,915	5,133	690,937	696,070	436
Non-consumer non-real estate	1,311	633	1,944	723,144	725,088	132
Consumer non-real estate	1,767	220	1,987	198,221	200,208	195
Other loans	1,414	1,352	2,766	160,722	163,488	59
Acquired loans	2,707	934	3,641	158,967	162,608	136

Total	$14,341	$5,903	$20,244	$3,029,132	$3,049,376	$1,150

As of March 31, 2011
Non-residential real estate	$1,654	$1,272	$2,926	$944,336	$947,262	$712
Residential real estate	3,727	1,637	5,364	667,141	672,505	202
Non-consumer non-real estate	3,780	1,643	5,423	671,979	677,402	1,231
Consumer non-real estate	1,840	187	2,027	194,412	196,439	166
Other loans	3,507	3,577	7,084	152,877	159,961	508
Acquired loans	2,258	866	3,124	139,697	142,821	197

Total	$16,766	$9,182	$25,948	$2,770,442	$2,796,390	$3,016

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of March 31, 2012
Non-residential real estate	$28,420	$27,558	$2,235	$22,887
Residential real estate	6,185	5,695	1,432	5,557
Non-consumer non-real estate	2,062	1,748	605	1,664
Consumer non-real estate	567	477	65	452
Other loans	1,880	1,524	320	2,666
Acquired loans	16,850	14,173	275	15,780

Total	$55,964	$51,175	$4,932	$49,006

As of March 31, 2011
Non-residential real estate	$10,491	$10,091	$873	$10,717
Residential real estate	7,178	6,639	1,633	6,836
Non-consumer non-real estate	2,440	2,186	566	1,886
Consumer non-real estate	195	160	46	228
Other loans	4,871	4,530	143	4,552
Acquired loans	795	785	56	1,326

Total	$25,970	$24,391	$3,317	$25,545

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

The following table presents internal loan grading by class of loans.

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of March 31, 2012
Non-residential real estate	$951,016	$112,408	$28,721	$9,769	$—	$1,101,914
Residential real estate	591,818	83,250	15,579	5,423	—	696,070
Non-consumer non-real estate	636,582	79,548	7,480	1,478	—	725,088
Consumer non-real estate	187,999	9,690	2,132	387	—	200,208
Other loans	158,729	2,775	1,725	259	—	163,488
Acquired loans	119,165	31,319	8,901	3,223	—	162,608

Total	$2,645,309	$318,990	$64,538	$20,539	$—	$3,049,376

As of March 31, 2011
Non-residential real estate	$799,790	$107,120	$30,599	$9,753	$—	$947,262
Residential real estate	582,923	70,233	12,490	6,859	—	672,505
Non-consumer non-real estate	590,490	76,218	8,677	1,722	295	677,402
Consumer non-real estate	186,306	7,704	2,211	218	—	196,439
Other loans	152,750	2,477	1,879	2,854	—	159,960
Acquired loans	112,593	22,710	6,733	635	151	142,822

Total	$2,424,852	$286,462	$62,589	$22,041	$446	$2,796,390

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

Changes in the ALLL are summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$37,656	$35,745

Charge-offs	(532)	(561)
Recoveries	336	164

Net charge-offs	(196)	(397)

Provisions charged to operations	173	788

Balance at end of period	$37,633	$36,136

The following table details activity in the ALLL by class of loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

			ALLL
	Non-Residential Real Estate	Residential Real Estate	Non- Consumer Non-Real Estate	Consumer Non-Real Estate	Other Loans	Acquired Loans	Total
	(Dollars in thousands)
Three Months Ended March 31, 2012
Allowance for credit losses:
Balance at December 31, 2011	$13,948	$9,764	$9,156	$2,315	$1,886	$587	$37,656

Charge-offs	(121)	(36)	(17)	(114)	(180)	(64)	(532)
Recoveries	37	96	98	84	19	2	336

Net charge-offs	(84)	60	81	(30)	(161)	(62)	(196)

Provisions charged to operations	245	(62)	(39)	(2)	125	(94)	173

Balance at March 31, 2012	$14,109	$9,762	$9,198	$2,283	$1,850	$431	$37,633

Ending balances:
Individually evaluated for impairment	$3,085	$2,692	$1,741	$300	$183	$—	$8,001
Collectively evaluated for impairment	11,024	7,070	7,457	1,983	1,667	431	29,632

Balance at March 31, 2012	$14,109	$9,762	$9,198	$2,283	$1,850	$431	$37,633

Loans-Ending balances:
Individually evaluated for impairment	$38,489	$21,002	$8,958	$2,519	$147	$—	$71,115
Collectively evaluated for impairment	1,063,425	675,068	716,130	197,689	163,341	150,484	2,966,137
Loans acquired with deteriorated credit quality	—	—	—	—	—	12,124	12,124

Balance at March 31, 2012	$1,101,914	$696,070	$725,088	$200,208	$163,488	$162,608	$3,049,376

Three Months Ended March 31, 2011
Allowance for credit losses:
Balance at December 31, 2010	$13,142	$8,957	$9,587	$2,301	$1,758	$—	$35,745

Charge-offs	(133)	(189)	(5)	(105)	(100)	(29)	(561)
Recoveries	9	56	55	32	2	10	164

Net charge-offs	(124)	(133)	50	(73)	(98)	(19)	(397)

Provisions charged to operations	(39)	788	(472)	30	39	442	788

Balance at March 31, 2011	$12,979	$9,612	$9,165	$2,258	$1,699	$423	$36,136

Ending balances:
Individually evaluated for impairment	$3,198	$2,631	$1,966	$311	$250	$—	$8,356
Collectively evaluated for impairment	9,781	6,981	7,199	1,947	1,449	423	27,780

Balance at March 31, 2011	$12,979	$9,612	$9,165	$2,258	$1,699	$423	$36,136

Loans-Ending balances:
Individually evaluated for impairment	$40,352	$19,349	$10,694	$2,429	$552	$—	$73,376
Collectively evaluated for impairment	906,910	653,156	666,708	194,010	159,409	135,303	2,715,496
Loans acquired with deteriorated credit quality	—	—	—	—	—	7,518	7,518

Balance at March 31, 2011	$947,262	$672,505	$677,402	$196,439	$159,961	$142,821	$2,796,390

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets are summarized as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Other real estate owned	$659	$2,182
Repossessed assets	180	478

Total	$839	$2,660

(6)     INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of March 31, 2012
Core deposit intangibles	$14,800	$(6,032)	$8,768
Customer relationship intangibles	5,657	(1,726)	3,931
Mortgage servicing intangibles	1,058	(54)	1,004

Total	$21,515	$(7,812)	$13,703

(7)     STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,800,000 shares in May 2011. At March 31, 2012, 64,860 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2014. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2012 will become exercisable through the year 2018. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At March 31, 2012, 30,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2012 will become exercisable through the year 2015. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued stock to satisfy stock-based exercises, but reserves the right to use treasury stock purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term		Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2012
Outstanding at December 31, 2011	1,298,431	$30.14
Options granted	—	—
Options exercised	(27,850)	17.34
Options cancelled, forfeited, or expired	—	—

Outstanding at March 31, 2012	1,270,581	30.42	8.56	Yr	$16,325

Exercisable at March 31, 2012	712,881	24.25	5.45	Yr	$13,561

The following table is a summary of the Company’s non-vested options as of March 31, 2012 and any changes during the three months ended March 31, 2012:

Options
Non-vested at December 31, 2011	591,700
Options granted	—
Options vested	(34,000)
Options forfeited	—

Non-vested at March 31, 2012	557,700

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$—	$12.99
Total intrinsic value of options exercised	1,132	405
Cash received from options exercised	483	438
Tax benefit realized from options exercised	438	157

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Stock-based compensation expense	$441	$375
Tax	171	145

Stock-based compensation expense, net of tax	$270	$230

The Company will continue to amortize the remaining fair value of stock options over the remaining vesting period of approximately seven years. The following table shows the remaining fair value of stock options:

March 31, 2012
(Dollars in thousands)
Fair value of stock options	$6,010

The following table shows the assumptions used for computing stock-based employee compensation expense under the fair value method:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	1.95%	3.44%
Dividend yield	2.00%	2.00%
Stock price volatility	38.75%	27.30%
Expected term	10 Yrs	10 Yrs

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

(8)     STOCKHOLDERS’ EQUITY

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At March 31, 2012 there were 241,751 shares remaining that could be repurchased under the SRP. The Company did not repurchase shares under the SRP for the three months ended March 31, 2012 or 2011.

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes, as of March 31, 2012, that the Company and BancFirst met all capital adequacy requirements to which they are subject. The required capital amounts and the Company’s and BancFirst’s respective ratios are shown in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2012:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$500,912	14.84%	$270,097	8.00%	N/A	N/A
BancFirst	467,796	13.88%	269,589	8.00%	$336,986	10.00%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$463,279	13.72%	$135,048	4.00%	N/A	N/A
BancFirst	430,163	12.76%	134,795	4.00%	$202,192	6.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$463,279	8.15%	$172,203	3.00%	N/A	N/A
BancFirst	430,163	7.58%	171,674	3.00%	$286,123	5.00%

As of March 31, 2012, BancFirst was considered to be “well capitalized”. To be well capitalized under Federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. The Company’s trust preferred securities will continue to be included in Tier 1 capital as the Company’s total assets do not exceed $10 billion. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category.

9)     NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2012
Basic
Income available to common stockholders	$14,005	15,134,606	$0.93

Effect of stock options	—	280,905

Diluted
Income available to common stockholders plus assumed exercises of stock options	$14,005	15,415,511	$0.91

Three Months Ended March 31, 2011
Basic
Income available to common stockholders	$11,355	15,375,644	$0.74

Effect of stock options	—	303,653

Diluted
Income available to common stockholders plus assumed exercises of stock options	$11,355	15,679,297	$0.72

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
Three Months Ended March 31, 2012	607,200	$38.70
Three Months Ended March 31, 2011	454,450	$38.52

(10)     FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

• Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset and liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes certain impaired loans, certain other real estate, goodwill, and other intangible assets.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2012
Securities available for sale	$—	$543,069	$9,373	$552,442
Derivative assets	—	10,578	—	10,578
Derivative liabilities	—	8,576	—	8,576
Loans held for sale	—	15,585	—	15,585

March 31, 2011
Securities available for sale	$35,128	$614,514	$10,777	$660,419
Derivative assets	—	10,179	—	10,179
Derivative liabilities	—	8,537	—	8,537
Loans held for sale	—	7,143	—	7,143

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Balance at the beginning of the year	$12,162	$10,837
Purchases, issuances and settlements	200	—
Sales	(477)	(53)
(Losses) gains included in earnings	(447)	2
Total unrealized losses	(2,065)	(9)

Balance at the end of the period	$9,373	$10,777

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

Other real estate owned is revalued at fair value subsequent to initial recognition, with any losses recognized in net expense from other real estate owned.

The following table summarizes assets measured at fair value on a nonrecurring basis and the related gains or losses recognized during the period:

	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Three Months Ended March 31, 2012
Impaired loans	—	—	$46,243	$46,243	$—
Foreclosed assets	—	—	$403	$403	$(1)
Other real estate owned	—	—	$12,005	$12,005	$(154)

Three Months Ended March 31, 2011
Impaired loans	—	—	$21,074	$21,074	$—
Foreclosed assets	—	—	$387	$387	$4
Other real estate owned	—	—	$15,587	$15,587	$1,040

Financial Assets and Financial Liabilities Estimated at Fair Value

The Company is required under current authoritative accounting guidance to disclose the estimated fair value of their financial instrument assets and liabilities including those subject to the requirements discussed below. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments as defined. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

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

Loans

For certain homogeneous categories of loans, such as some residential mortgages, fair values are estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. For residential mortgage loans held for sale, the carrying amounts are a reasonable estimate of fair values. The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Cash and due from banks	$143,515	$143,515	$133,639	$133,639
Federal funds sold and interest-bearing deposits	1,693,439	1,693,439	1,372,067	1,372,067
Securities	573,801	574,230	681,159	681,825
Loans:
Loans (net of unearned interest)	3,049,376		2,796,390
Allowance for loan losses	(37,633)		(36,136)

Loans, net	3,011,743	3,047,715	2,760,254	2,770,479
Derivative assets	10,578	10,578	10,179	10,179
FINANCIAL LIABILITIES
Deposits	5,152,856	5,186,324	4,666,199	4,678,571
Short-term borrowings	7,323	7,323	7,100	7,100
Long-term borrowings	13,403	13,440	33,196	32,539
Derivative liabilities	8,576	8,576	8,537	8,537
Junior subordinated debentures	36,083	39,289	28,866	30,260
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,197		1,147
Letters of credit		463		435

Non-financial Assets and Non-financial Liabilities Estimated at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities were not considered to be significant to the Company at March 31, 2012 or 2011.

(11)     DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

	March 31, 2012
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	619	$6,985
Derivative liabilities	Barrels	(619)	(5,753)
Natural Gas
Derivative assets	MMBTUs	4,802	3,593
Derivative liabilities	MMBTUs	(4,802)	(2,823)
Total Fair Value	Included in
Derivative assets	Other assets		10,578
Derivative liabilities	Other liabilities		8,576

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Derivative income	$209	$124

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

March 31, 2012
(Dollars in thousands)
Credit exposure	$457

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2012
Net interest income (expense)	$13,163	$26,631	$1,713	$(690)	$—	$40,817
Noninterest income	2,681	10,135	9,864	15,381	(14,624)	23,437
Income before taxes	8,432	15,255	6,387	6,533	(14,563)	22,044
Three Months Ended March 31, 2011
Net interest income (expense)	$12,172	$24,137	$1,992	$(1,012)	$—	$37,289
Noninterest income	2,806	9,038	5,154	12,648	(11,916)	17,730
Income before taxes	8,482	13,220	2,500	5,487	(11,855)	17,834
Total Assets:
March 31, 2012	$1,809,836	$3,760,533	$139,114	$590,597	$(562,086)	$5,737,994
December 31, 2011	$1,738,426	$3,660,239	$153,872	$602,577	$(546,289)	$5,608,825
March 31, 2011	$1,608,389	$3,388,106	$156,061	$627,984	$(540,882)	$5,239,658

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

(13)     SUBSEQUENT EVENT

On April 26, 2012 the Company notified the trustees of $9,279,000 of trust preferred securities and related debentures that the Company would redeem the securities and related debentures at par value on the next payment date in June 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This discussion and analysis should be read in conjunction with the Company’s December 31, 2011 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the Company’s consolidated financial statements and the related Notes included in Item 1.

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

SUMMARY

BancFirst Corporation’s net income for the first quarter of 2012 was $14.0 million compared to $11.4 million for the first quarter of 2011. Diluted net income per share was $0.91 and $0.72 for the first quarter of 2012 and 2011, respectively. Included in this quarter’s financial results are a $4.5 million pretax securities gain, partially offset by merger related expenses and other non-operating costs totaling $2.5 million. The Company’s core operating net income for the first quarter would be approximately $12.7 million or 11.5% over the first quarter of 2011 without the items described above.

Net interest income for the first quarter of 2012 was $40.8 up $3.5 million or 9.5% from the first quarter of 2011. The increase was attributable to the increase in the Company’s average loans which were $3.0 billion, up $233.1 million from the prior year as a result of internal growth combined with the acquisition made in July 2011. The Company’s net interest margin for the quarter was 3.18% compared to 3.21% a year ago as interest rates remain at historically low levels. The Company’s loan loss provision for the first quarter of 2012 was $173,000 down from $788,000 for the first quarter of 2011. At March 31, 2012, nonperforming and restructured assets were 0.92% of total assets, up from 0.71% at December 31, 2011. The increase was primarily due to a commercial real estate loan that was restructured and believed to be well collateralized. Net charge-offs for the quarter were 0.03% of average loans compared to 0.08% for the quarter ended December 31, 2011. Noninterest income for the quarter totaled $23.4 million, a $5.7 million increase over the same period in 2011. The increase in revenues were primarily from the sale of an investment by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, and increased revenues from trust, commercial deposit revenues, insurance commissions and treasury management services. Noninterest expense for the quarter was $42.0 million up from $36.4 million in the first quarter a year ago. Included in this quarter’s noninterest expense were $1.6 million in merger related costs and approximately $500,000 of expenses related to the sale of the previously mentioned investment. Additionally, this quarter included $1.7 million of ongoing operating expenses related to the July 2011 bank acquisition.

At March 31, 2012, the Company’s total assets were $5.7 billion, up $129.2 million or 2.3% over December 31, 2011. Total loans were $3.0 billion, up $35.9 million or 1.2% over December 31, 2011. At March 31, 2012, total deposits were $5.2 billion, up $115.1 million from December 31, 2011. Stockholders’ equity was $492.0 million at March 31, 2012, an increase of $8.9 million or 1.8% over December 31, 2011.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Income Statement Data
Net interest income	$40,817	$37,289
Provision for loan losses	173	788
Securities transactions	4,032	8
Total noninterest income	23,437	17,730
Salaries and employee benefits	24,800	21,812
Total noninterest expense	42,037	36,397
Net income	14,005	11,355
Per Common Share Data
Net income – basic	$0.93	$0.74
Net income – diluted	0.91	0.72
Cash dividends	0.27	0.25
Performance Data
Return on average assets	1.00%	0.89%
Return on average stockholders’ equity	11.45	9.90
Cash dividend payout ratio	29.03	33.78
Net interest spread	2.98	2.95
Net interest margin	3.18	3.21
Efficiency ratio	65.42	66.15
Net charge-offs to average loans	0.03	0.06

Net Interest Income

For the three months ended March 31, 2012, net interest income, which is the Company’s principal source of operating revenue, increased $3.5 million, or 9.5%, compared to the three months ended March 31, 2011. The increase was attributable to the increase in the Company’s average loans which were $3.0 billion, up $233.1 million from the prior year. In addition, interest expense decreased due to interest rates remaining at historically low levels. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin decreased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, as shown in the preceding table, which was due to continued low interest rates and an increase in earning assets at relatively low rates. If interest rates and/or loan volume do not increase, management expects continued compression of its net interest margin for the remainder of 2012 as higher yielding loans and securities mature and are replaced at current market rates.

Provision for Loan Losses

For the three months ended March 31, 2012, the Company’s provision for loan losses was $173,000, a decrease of $615,000 compared to the same period a year ago. The decrease in the provision for loan losses during the first quarter of 2012 compared to the same quarter in 2011 is reflective of the decreasing trend in classified loans and a decrease in net charge-offs. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses. Net loan charge-offs were $196,000 for the first quarter of 2012, compared to $397,000 for the first quarter of 2011. The rate of net charge-offs to average total loans is presented in the preceding table.

Noninterest Income

Noninterest income increased $5.7 million or 32.2% for the three months ended March 31, 2012 compared to the same period in 2011. The increase in revenues were primarily from a $4.5 million pretax securities gain from the sale of an investment by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, and increased revenues from trust, commercial deposit revenues, insurance commissions and treasury management services.

The Company had income from debit card usage totaling $4.1 million and $3.5 million during the three months ended March 31, 2012 and 2011, respectively. The Dodd-Frank Act has given the Federal Reserve the authority to establish rules regarding debit card interchange fees charged for electronic debit transactions by payment card issuers. Because of the uncertainty as to any future rulemaking by the Federal Reserve and the inability to forecast competitive responses, the Company cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of income from debit card usage reported in future periods.

Noninterest Expense

For the three months ended March 31, 2012, noninterest expense increased $5.6 million or 15.5%, compared to the three months ended March 31, 2011. Included in this quarter’s noninterest expense were $1.6 million in merger related costs and approximately $500,000 of expenses related to the sale of the previously mentioned investment. Additionally, this quarter included $1.7 million of ongoing operating expenses related to the July 2011 bank acquisition.

Noninterest expense included deposit insurance expense which totaled $719,000 for the three months ended March 31, 2012, compared to $1.4 million for the three months ended March 31, 2011. The decrease in deposit insurance expense during the first quarter of 2012 compared to the same quarter of 2011 was primarily related to the April 1, 2011 change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined, which is more fully discussed in the Company’s 2011 Form 10-K.

Income Taxes

The Company’s effective tax rate on income before taxes was 36.5% for the first quarter of 2012, compared to 36.3% for the first quarter of 2011.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2012	2011	2011
	(unaudited)		(unaudited)
Balance Sheet Data
Total assets	$5,737,994	$5,608,825	$5,239,658
Total loans	3,049,376	3,013,498	2,796,390
Allowance for loan losses	37,633	37,656	36,136
Securities	573,801	614,977	681,159
Deposits	5,152,856	5,037,735	4,666,199
Stockholders’ equity	491,957	483,041	466,827
Book value per share	32.48	31.95	30.33
Tangible book value per share	28.64	28.07	26.71
Average loans to deposits (year-to-date)	59.99%	60.64%	60.83%
Average earning assets to total assets (year-to-date)	92.51	92.49	92.49
Average stockholders’ equity to average assets (year-to-date)	8.73	8.85	9.03
Asset Quality Ratios
Nonperforming and restructured loans to total loans	1.32%	0.76%	0.99%
Nonperforming and restructured assets to total assets	0.92	0.71	0.83
Allowance for loan losses to total loans	1.23	1.25	1.29
Allowance for loan losses to nonperforming and restructured loans	93.26	163.54	130.35

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and Federal funds sold as of March 31, 2012 increased $128.8 million from December 31, 2011 and $331.2 million from March 31, 2011. The increase was primarily due to increased deposits. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the high degree of counterparty instability in the Federal funds market and near zero overnight Federal funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

Securities

At March 31, 2012, total securities decreased $41.2 million compared to December 31, 2011 and $107.4 million compared to March 31, 2011. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $11.6 million at March 31, 2012, compared to an unrealized gain of $14.6 million at December 31, 2011 and $12.7 million at March 31, 2011. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $7.5 million, $9.4 million and $8.3 million respectively.

Loans (Including Acquired Loans)

At March 31, 2012, total loans were up $35.9 million or 1.2% from December 31, 2011 due to internal growth and up $253.0 million or 9.1% from March 31, 2011 due to internal growth and the July 2011 acquisition.

Allowance for Loan Losses/Fair Market Value Adjustments on Acquired Loans

At March 31, 2012, the allowance for loan losses represented 1.23% of total loans, compared to 1.25% at December 31, 2011 and 1.29% at March 31, 2011. The allowance for loan losses as a percentage of total loans and the allowance to nonperforming and restructured loans are shown in the preceding table.

The fair market value adjustment on acquired loans contains a market component to adjust the rates on the loans to market value and a credit component to absorb potential and identified credit exposures in the acquired loans. The credit component was $3.8 million at March 31, 2012, $3.7 million at December 31, 2011 and $2.2 million at March 31, 2011 while the acquired loans outstanding were $162.6 million, $181.7 million and $142.8 million, respectively.

Nonperforming Loans, Restructured Loans and Other Real Estate Owned

Nonperforming and restructured loans totaled $40.4 million at March 31, 2012, compared to $23.0 million at December 31, 2011 and $27.7 million at March 31, 2011. The increase in 2012 was due to the restructuring of one real estate credit valued at approximately $18.0 million. The level of nonperforming loans and loan losses may rise over time as a result of economic conditions. Nonperforming and restructured assets as a percentage of total loans are shown in the preceding table.

Other real estate owned and repossessed assets totaled $12.4 million at March 31, 2012, compared to $16.6 million at December 31, 2011 and $16.0 million at March 31, 2011. The decrease was due to the sale of a commercial real estate property.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $7.3 million of these loans at March 31, 2012 compared to $26.3 million at December 31, 2011 and $8.7 million at March 31, 2011. These loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Liquidity and Funding

Deposits

At March 31, 2012 total deposits increased $115.1 million compared to December 31, 2011 and $486.7 million compared to March 31, 2011. The increase from December 2011 was due to internal deposit growth due in part to FDIC coverage on noninterest-bearing accounts and low yields on alternative investments, and the increase from March 2011 was due to internal growth and the July 2011 acquisition. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits averaged 92.2% at March 31, 2012, compared to 91.2% at December 31, 2011 and 91.2% at March 31, 2011. Noninterest-bearing deposits to total deposits were 35.3% at March 31, 2012, compared to 33.8% at December 31, 2011 and 30.4% at March 31, 2011.

Short-Term Borrowings

Short-term borrowings, consisting primarily of Federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. As of March 31, 2012, short-term borrowings were $7.3 million, a decrease of $1.0 million from December 31, 2011 and an increase of $223,000 from March 31, 2011.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $510.1 million, are pledged as collateral for the borrowings under the line of credit. As of March 31, 2012, the Company had approximately $13.4 million in advances outstanding due to acquisitions, compared to $18.5 million at December 31, 2011 and $18.7 million at March 31, 2011. The advances mature at varying dates through 2014.

In December 2010, the Company borrowed $14.5 million from a commercial bank to fund a portion of the Company’s acquisitions. The Company made a payment of $6.0 million in July 2011and paid the remaining balance of $8.5 million in October 2011.

There have not been material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Resources

At March 31, 2012, stockholders’ equity increased $8.9 million from December 31, 2011 and $25.1 million from March 31, 2011. In addition to net income of $14.0 million, other changes in stockholders’ equity during the three months ended March 31, 2012 included $544,000 related to stock option exercises, $441,000 related to stock-based compensation partially offset by $4.1 million in dividends and $1.9 million in change in other comprehensive income. Stockholders’ equity has continued to increase due to net earnings retained, stock option exercises and unrealized gains on securities, partially offset by common stock repurchases during 2011, dividends and unrealized losses on securities. The ratios of average stockholders’ equity to average assets are presented above. The Company’s leverage ratio and total risk-based capital ratio were 8.15% and 14.84%, respectively, at March 31, 2012, well in excess of the regulatory minimums.

See Note (8) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

CONTRACTUAL OBLIGATIONS

There have not been any material changes in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 other than the announcement of the redemption of $9,279,000 of trust preferred securities and related debentures on the next payment date in June 2012.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$3,026,473	$42,062	5.57%	$2,793,378	$39,350	5.71%
Securities – taxable	539,563	2,408	1.79	618,709	3,627	2.38
Securities – tax exempt	53,277	652	4.91	79,273	969	4.96
Interest-bearing deposits w/ banks & FFS	1,580,975	974	0.25	1,272,987	796	0.25

Total earning assets	5,200,288	46,096	3.56	4,764,347	44,742	3.81

Nonearning assets:
Cash and due from banks	145,970			137,393
Interest receivable and other assets	312,429			285,353
Allowance for loan losses	(37,663)			(35,930)

Total nonearning assets	420,736			386,816

Total assets	$5,621,024			$5,151,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$741,786	$274	0.15%	$712,074	$412	0.23%
Savings deposits	1,706,102	1,543	0.36	1,603,653	2,849	0.72
Time deposits	892,134	2,432	1.09	915,971	2,984	1.32
Short-term borrowings	7,891	8	0.41	6,603	4	0.25
Long-term borrowings	14,451	105	2.91	33,719	246	2.96
Junior subordinated debentures	36,083	586	6.51	28,866	525	7.38

Total interest-bearing liabilities	3,398,447	4,948	0.58	3,300,886	7,020	0.86

Interest-free funds:
Noninterest-bearing deposits	1,705,026			1,360,631
Interest payable and other liabilities	26,789			24,458
Stockholders’ equity	490,762			465,188

Total interest free funds	2,222,577			1,850,277

Total liabilities and stockholders’ equity	$5,621,024			$5,151,163

Net interest income		$41,148			$37,722

Net interest spread			2.98%			2.95%

Net interest margin			3.18%			3.21%

(1)	Non-accrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2011, the date of its most recent annual report to stockholders.

Item 4.	Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Senior Vice President of Corporate Finance and Treasurer, Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. No changes were made to the Company’s internal control over financial reporting during the first fiscal quarter of 2012 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting. There have been no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Item 1A.	Risk Factors.

As of March 31, 2012, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated June 15, 2004 (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designation of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).

3.5	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.9	Form of Indenture relating to the Union National Bancshares, Inc. (BancFirst Corp. as successor) Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

4.10	Form of Indenture relating to the FBC Financial Corporation (BancFirst Corp. as successor) Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011 and incorporated herein by reference).

10.1	Tenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s registration statement on Form S-8, File No. 333-175914 dated July 29, 2011, and incorporated herein by reference).

Exhibit Number	Exhibit
10.2	BancFirst Corporation Employee Stock Ownership and Trust Agreement adopted December 21, 2006 effective January 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008 and incorporated herein by reference).

10.3	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.5	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.6	Amendment (Code Section 415 Compliance) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.8	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.10	Amendment to the Amended and Restated BancFirst Corporation Employee Ownership Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION Registrant)

Date: May 10, 2012	/s/ Joe T. Shockley, Jr.
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)