Form 10-Q
period 2012-06-30
BANCFIRST CORP /OK/
filed 2012-08-09
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012 there were 15,161,446 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2012	December 31, 2011	June 30, 2011
	(unaudited)	(see Note 1)	(unaudited)
ASSETS
Cash and due from banks	$146,387	$163,698	$153,997
Interest-bearing deposits with banks	1,617,521	1,544,035	1,417,102
Federal funds sold	—	400	100
Securities (market value: $575,404, $615,458, and $580,630,respectively)	575,034	614,977	580,059
Loans:
Total loans (net of unearned interest)	3,065,439	3,013,498	2,861,844
Allowance for loan losses	(37,436)	(37,656)	(37,092)

Loans, net	3,028,003	2,975,842	2,824,752
Premises and equipment, net	113,836	111,355	102,801
Other real estate owned	10,088	16,109	14,991
Intangible assets, net	13,158	14,219	10,857
Goodwill	44,545	44,545	44,593
Accrued interest receivable	17,532	18,662	19,863
Other assets	105,607	104,983	98,330

Total assets	$5,671,711	$5,608,825	$5,267,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,842,680	$1,704,996	$1,509,433
Interest-bearing	3,256,968	3,332,739	3,192,566

Total deposits	5,099,648	5,037,735	4,701,999
Short-term borrowings	6,340	8,274	1,400
Accrued interest payable	2,260	2,710	3,107
Long-term borrowings	11,329	18,476	32,121
Other liabilities	25,769	22,506	29,555
Junior subordinated debentures	26,804	36,083	28,866

Total liabilities	5,172,150	5,125,784	4,797,048

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,153,991, 15,117,430 and 15,273,181, respectively	15,154	15,118	15,273
Capital surplus	79,181	77,462	74,229
Retained earnings	398,267	381,017	371,150
Accumulated other comprehensive income, net of income tax of $3,746, $5,084 and $5,217, respectively	6,959	9,444	9,745

Total stockholders’ equity	499,561	483,041	470,397

Total liabilities and stockholders’ equity	$5,671,711	$5,608,825	$5,267,445

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans, including fees	$41,857	$40,256	$83,817	$79,513
Securities:
Taxable	2,087	3,011	4,494	6,637
Tax-exempt	411	602	835	1,232
Federal funds sold	—	20	1	41
Interest-bearing deposits with banks	1,061	886	2,034	1,661

Total interest income	45,416	44,775	91,181	89,084

INTEREST EXPENSE
Deposits	3,883	5,986	8,132	12,231
Short-term borrowings	8	3	16	7
Long-term borrowings	91	255	196	501
Junior subordinated debentures	565	525	1,151	1,050

Total interest expense	4,547	6,769	9,495	13,789

Net interest income	40,869	38,006	81,686	75,295
Provision for loan losses	248	2,013	421	2,801

Net interest income after provision for loan losses	40,621	35,993	81,265	72,494

NONINTEREST INCOME
Trust revenue	1,823	1,631	3,530	3,218
Service charges on deposits	11,031	10,449	21,638	20,201
Securities transactions	226	1,316	4,258	1,324
Income from sales of loans	766	420	1,338	872
Insurance commissions	2,803	2,471	5,796	4,893
Cash management	2,041	1,927	3,980	3,692
Gain (loss) on sale of other assets	323	(5)	343	4
Other	1,351	1,470	2,918	3,205

Total noninterest income	20,364	19,679	43,801	37,409

NONINTEREST EXPENSE
Salaries and employee benefits	24,830	22,557	49,630	44,369
Occupancy and fixed assets expense, net	2,477	2,411	4,923	4,862
Depreciation	2,226	1,889	4,357	3,793
Amortization of intangible assets	457	377	914	754
Data processing services	1,158	1,168	2,441	2,418
Net expense from other real estate owned	922	775	1,169	(131)
Marketing and business promotion	1,679	1,653	3,334	3,191
Deposit insurance	724	764	1,443	2,190
Other	8,090	8,016	16,389	14,561

Total noninterest expense	42,563	39,610	84,600	76,007

Income before taxes	18,422	16,062	40,466	33,896
Income tax expense	(6,693)	(5,947)	(14,732)	(12,426)

Net income	$11,729	$10,115	$25,734	$21,470

NET INCOME PER COMMON SHARE
Basic	$0.77	$0.66	$1.70	$1.40

Diluted	$0.76	$0.65	$1.67	$1.37

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of tax of $292, $(1,034), $610 and $(959), respectively	$(541)	$1,976	$(1,132)	$1,784
Reclassification adjustment for gains included in net income, net of tax of $5, $293, $728 and $293, respectively	(11)	(544)	(1,353)	(544)

Other comprehensive income (loss), net of tax of $297, $(741), $1,338 and $(666), respectively	(552)	1,432	(2,485)	1,240

Comprehensive income	$11,177	$11,547	$23,249	$22,710

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
COMMON STOCK
Issued at beginning of period	$15,145	$15,390	$15,118	$15,369
Shares issued	16	—	43	21
Shares acquired and canceled	(7)	(117)	(7)	(117)

Issued at end of period	$15,154	$15,273	$15,154	$15,273

CAPITAL SURPLUS
Balance at beginning of period	$78,420	$73,935	$77,462	$73,040
Common stock issued	267	—	722	474
Tax effect of stock options	137	23	199	69
Stock-based compensation arrangements	357	271	798	646

Balance at end of period	$79,181	$74,229	$79,181	$74,229

RETAINED EARNINGS
Balance at beginning of period	$390,881	$369,189	$381,017	$361,680
Net income	11,729	10,115	25,734	21,470
Dividends on common stock	(4,094)	(3,848)	(8,235)	(7,694)
Common stock acquired and canceled	(249)	(4,306)	(249)	(4,306)

Balance at end of period	$398,267	$371,150	$398,267	$371,150

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period	$7,511	$8,313	$9,444	$8,505
Net change	(552)	1,432	(2,485)	1,240

Balance at end of period	$6,959	$9,745	$6,959	$9,745

Total stockholders’ equity	$499,561	$470,397	$499,561	$470,397

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,734	$21,470
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	421	2,801
Depreciation and amortization	5,271	4,547
Net amortization of securities premiums and discounts	782	2,558
Realized securities gains	(4,258)	(1,324)
Gain on sales of loans	(1,338)	(872)
Cash receipts from the sale of loans originated for sale	103,117	75,562
Cash disbursements for loans originated for sale	(106,365)	(74,175)
Deferred income tax benefit	(132)	(1,309)
Gains on other assets	(288)	(1,058)
Decrease in interest receivable	1,130	2,051
Decrease in interest payable	(450)	(128)
Amortization of stock-based compensation arrangements	798	646
Other, net	5,085	4,076

Net cash provided by operating activities	29,507	34,845

INVESTING ACTIVITIES
Net decrease in Federal funds sold	400	41,107
Purchases of securities:
Held for investment	(2,525)	(6,400)
Available for sale	(41,330)	(32,183)
Maturities of securities:
Held for investment	2,831	2,755
Available for sale	70,033	134,557
Proceeds from sales and calls of securities:
Held for investment	2,417	2
Available for sale	8,129	65,478
Purchases of loans	(17,255)	(26,847)
Proceeds from sales of loans	16,872	3,226
Net other increase in loans	(49,192)	(32,286)
Purchases of premises, equipment and computer software	(7,015)	(8,135)
Proceeds from the sale of other assets	7,213	12,196

Net cash (used in) provided by investing activities	(9,422)	153,470

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	112,565	215,139
Net decrease in time deposits	(50,652)	(16,894)
Net decrease in short-term borrowings	(1,934)	(5,850)
Paydown of long-term borrowings	(7,147)	(2,144)
Redemption of junior subordinated debentures	(9,279)	—
Issuance of common stock	964	564
Common stock acquired	(256)	(4,423)
Cash dividends paid	(8,171)	(7,687)

Net cash provided by financing activities	36,090	178,705

Net increase in cash, due from banks and interest-bearing deposits	56,175	367,020
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,707,733	1,204,079

Cash, due from banks and interest-bearing deposits at the end of the period	$1,763,908	$1,571,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$9,946	$13,917

Cash paid during the period for income taxes	$13,775	$14,000

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to generally accepted accounting principles and general practice within the banking industry. A summary of significant accounting policies can be found in Footnote (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BancFirst Agency, Inc., and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

The accompanying consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, should be referred to in connection with these unaudited interim consolidated financial statements.

The unaudited interim consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2011, the date of the most recent annual report.

Use of Estimates in the Preparation of Financial Statements

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

Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, stockholders’ equity or net income.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 was effective for annual and interim periods beginning after December 15, 2011. Adoption of ASU 2011-12 did not have a significant effect on the Company’s financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles (Topic 350) – Goodwill and Other.” ASU 2011-08 is an update to simplify how entities test for goodwill impairment. The amendments in the update permit the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If these factors determined that the fair value exceeds the carrying amount then the Company is not required to calculate the fair value of the reporting unit. The Company opted to continue to perform quantitative tests for goodwill impairment and not to perform qualitative tests for goodwill impairment under ASU 2011-08 as of September 30, 2011. Adoption of ASU 2011-08 did not have a significant effect on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 is an update to improve the comparability, consistency, and transparency of financial reporting, to increase the prominence of items reported in other comprehensive income, and to facilitate convergence of GAAP and IFRS. The Company adopted ASU 2011-05 as of September 30, 2011, and the standard was applied retrospectively. The adoption of ASU 2011-05 did not have a significant effect on the Company’s financial statements.

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

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

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

(3) SECURITIES

The following table summarizes securities held for investment and securities available for sale:

June 30, 2012
(Dollars in thousands)
Held for investment, at cost (market value: $20,104)	$19,734
Available for sale, at market value	555,300

Total	$575,034

The following table summarizes the amortized cost and estimated market values of securities held for investment:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
U.S. treasury and other Federal agencies	$901	$68	$—	$969
States and political subdivisions	18,833	302	—	19,135

Total	$19,734	$370	$—	$20,104

The following table summarizes the amortized cost and estimated market values of securities available for sale:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
U.S. Federal agencies (1)	$455,175	$4,512	$(121)	$459,566
Mortgage backed securities	23,869	843	(3)	24,709
States and political subdivisions	57,540	3,008	(10)	60,538
Other securities (2)	8,011	2,498	(22)	10,487

Total	$544,595	$10,861	$(156)	$555,300

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	June 30, 2012
	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,583	$1,602
After one year but within five years	14,679	14,909
After five years but within ten years	2,830	2,889
After ten years	642	704

Total	$19,734	$20,104

Available for Sale
Contractual maturity of debt securities:
Within one year	$85,373	$86,441
After one year but within five years	323,771	326,413
After five years but within ten years	46,982	49,031
After ten years	80,458	82,928

Total debt securities	536,584	544,813
Equity securities	8,011	10,487

Total	$544,595	$555,300

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

June 30, 2012
(Dollars in thousands)
Book value of pledged securities	$484,329

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	June 30, 2012		December 31, 2011		June 30, 2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$515,456	16.82%	$547,942	18.19%	$551,293	19.26%
Oil & gas production & equipment	125,228	4.08	115,786	3.84	113,868	3.98
Agriculture	77,882	2.54	86,297	2.86	74,221	2.59
State and political subdivisions:
Taxable	6,520	0.21	6,939	0.23	7,281	0.25
Tax-exempt	13,853	0.45	17,070	0.57	11,920	0.42
Real estate:
Construction	197,168	6.43	207,953	6.90	236,660	8.27
Farmland	111,472	3.64	103,923	3.45	86,285	3.02
One to four family residences	674,577	22.01	655,134	21.74	618,428	21.61
Multifamily residential properties	46,866	1.53	37,734	1.25	34,040	1.19
Commercial	1,036,322	33.81	960,074	31.86	846,684	29.59
Consumer	239,156	7.80	252,331	8.37	255,975	8.94
Other (not classified above)	20,939	0.68	22,315	0.74	25,189	0.88

Total loans	$3,065,439	100.00%	$3,013,498	100.00%	$2,861,844	100.00%

Loans held for sale (included above)	$16,612		$12,126		$11,258

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

Accounting policies related to appraisals, nonaccruals and charge-offs are disclosed in Footnote (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Nonperforming and Restructured Assets

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table below. Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $654,000 for the six months ended June 30, 2012 and approximately $562,000 for the six months ended June 30, 2011.

At June 30, 2012, troubled debt restructurings were primarily due to the principal deferral restructuring from one customer. This loan was evaluated by management and determined to be well collateralized. Additionally, none of the concessions granted involved a principal reduction or a change from the current market rate of interest. Collateral value will be monitored periodically to evaluate possible impairment. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be restructured were not considered to be material.

The following is a summary of nonperforming and restructured assets:

	June 30,	December 31,	June 30,
	2012	2011	2011
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,403	$798	$1,166
Nonaccrual	20,702	21,187	22,469
Restructured	18,089	1,041	344

Total nonperforming and restructured loans	40,194	23,026	23,979
Other real estate owned and repossessed assets	10,223	16,640	15,501

Total nonperforming and restructured assets	$50,417	$39,666	$39,480

Nonperforming and restructured loans to total loans	1.31%	0.76%	0.84%

Nonperforming and restructured assets to total assets	0.89%	0.71%	0.75%

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the credit risk component in the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

	June 30, 2012	June 30, 2011
	(Dollars in thousands)
Non-residential real estate	$9,711	$9,235
Residential real estate	4,098	5,860
Non-consumer non-real estate	1,142	1,547
Consumer non-real estate	140	178
Other loans	1,918	4,285
Acquired loans	3,693	1,364

Total	$20,702	$22,469

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Receivables
	30-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of June 30, 2012
Non-residential real estate	$2,649	$2,454	$5,103	$1,135,948	$1,141,051	$285
Residential real estate	4,240	1,288	5,528	715,621	721,149	478
Non-consumer non-real estate	1,285	244	1,529	695,887	697,416	16
Consumer non-real estate	2,002	183	2,185	198,242	200,427	122
Other loans	1,213	1,654	2,867	153,117	155,984	102
Acquired loans	3,134	1,352	4,486	144,926	149,412	400

Total	$14,523	$7,175	$21,698	$3,043,741	$3,065,439	$1,403

As of June 30, 2011
Non-residential real estate	$1,720	$573	$2,293	$978,409	$980,702	$1
Residential real estate	2,617	2,208	4,825	684,344	689,169	927
Non-consumer non-real estate	1,474	324	1,798	710,640	712,438	6
Consumer non-real estate	1,822	173	1,995	196,583	198,578	116
Other loans	3,489	3,766	7,255	152,982	160,237	89
Acquired loans	908	920	1,828	118,892	120,720	27

Total	$12,030	$7,964	$19,994	$2,841,850	$2,861,844	$1,166

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of June 30, 2012
Non-residential real estate	$28,184	$27,165	$2,122	$27,397
Residential real estate	5,839	5,384	1,468	5,547
Non-consumer non-real estate	1,792	1,163	302	1,512
Consumer non-real estate	349	325	59	389
Other loans	2,255	2,020	212	2,158
Acquired loans	13,648	11,522	291	13,263

Total	$52,067	$47,579	$4,454	$50,266

As of June 30, 2011
Non-residential real estate	$9,723	$9,235	$978	$10,223
Residential real estate	6,466	5,860	1,520	6,511
Non-consumer non-real estate	1,873	1,547	358	1,806
Consumer non-real estate	211	178	47	212
Other loans	4,418	4,285	193	4,312
Acquired loans	1,529	1,364	92	1,339

Total	$24,220	$22,469	$3,188	$24,403

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of June 30, 2012
Non-residential real estate	$983,946	$118,825	$28,514	$9,766	$—	$1,141,051
Residential real estate	619,115	81,324	15,920	4,790	—	721,149
Non-consumer non-real estate	610,214	78,825	7,211	1,166	—	697,416
Consumer non-real estate	187,768	10,204	2,122	333	—	200,427
Other loans	151,330	2,917	1,027	710	—	155,984
Acquired loans	110,506	27,002	7,898	4,006	—	149,412

Total	$2,662,879	$319,097	$62,692	$20,771	$—	$3,065,439

As of June 30, 2011
Non-residential real estate	$834,857	$103,359	$33,446	$9,040	$—	$980,702
Residential real estate	601,469	68,651	12,970	6,079	—	689,169
Non-consumer non-real estate	638,872	61,481	10,710	1,375	—	712,438
Consumer non-real estate	189,220	6,891	2,172	295	—	198,578
Other loans	153,104	2,463	2,050	2,620	—	160,237
Acquired loans	84,482	26,475	8,398	1,267	98	120,720

Total	$2,502,004	$269,320	$69,746	$20,676	$98	$2,861,844

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

ALLL
	Non-Residential Real Estate	Residential Real Estate	Non- Consumer Non-Real Estate	Consumer Non-Real Estate	Other Loans	Acquired Loans	Total
	(Dollars in thousands)
Three Months Ended June 30, 2012
Allowance for credit losses:
Balance at March 31, 2012	$14,109	$9,762	$9,198	$2,283	$1,850	$431	$37,633

Charge-offs	(7)	(95)	(313)	(77)	(27)	(12)	(531)
Recoveries	(6)	13	26	32	12	9	86

Net charge-offs	(13)	(82)	(287)	(45)	(15)	(3)	(445)

Provisions charged to operations	253	326	(353)	44	19	(41)	248

Balance at June 30, 2012	$14,349	$10,006	$8,558	$2,282	$1,854	$387	$37,436

Six Months Ended June 30, 2012
Allowance for credit losses:
Balance at December 31, 2011	$13,948	$9,764	$9,156	$2,315	$1,886	$587	$37,656

Charge-offs	(128)	(131)	(330)	(191)	(207)	(76)	(1,063)
Recoveries	31	109	124	116	31	11	422

Net charge-offs	(97)	(22)	(206)	(75)	(176)	(65)	(641)

Provisions charged to operations	498	264	(392)	42	144	(135)	421

Balance at June 30, 2012	$14,349	$10,006	$8,558	$2,282	$1,854	$387	$37,436

Ending balances:
Individually evaluated for impairment	$2,986	$2,760	$1,436	$302	$196	$—	$7,680
Collectively evaluated for impairment	11,363	7,246	7,122	1,980	1,658	387	29,756

Balance at June 30, 2012	$14,349	$10,006	$8,558	$2,282	$1,854	$387	$37,436

Loans-Ending balances:
Individually evaluated for impairment	$38,278	$20,710	$8,377	$2,455	$109	$—	$69,929
Collectively evaluated for impairment	1,102,773	700,439	689,039	197,972	155,875	137,508	2,983,606
Loans acquired with deteriorated credit quality	—	—	—	—	—	11,904	11,904

Balance at June 30, 2012	$1,141,051	$721,149	$697,416	$200,427	$155,984	$149,412	$3,065,439

ALLL
	Non-Residential Real Estate	Residential Real Estate	Non- Consumer Non-Real Estate	Consumer Non-Real Estate	Other Loans	Acquired Loans	Total
	(Dollars in thousands)
Three Months Ended June 30, 2011
Allowance for credit losses:
Balance at March 31, 2011	$12,979	$9,612	$9,165	$2,258	$1,699	$423	$36,136

Charge-offs	(136)	(312)	(179)	(223)	(22)	(302)	(1,174)
Recoveries	7	39	29	36	5	1	117

Net charge-offs	(129)	(273)	(150)	(187)	(17)	(301)	(1,057)

Provisions charged to operations	801	41	319	166	30	656	2,013

Balance at June 30, 2011	$13,651	$9,380	$9,334	$2,237	$1,712	$778	$37,092

Six Months Ended June 30, 2011
Allowance for credit losses:
Balance at December 31, 2010	$13,142	$8,957	$9,587	$2,301	$1 ,758	$—	$35,745

Charge-offs	(269)	(501)	(184)	(328)	(122)	(331)	(1,735)
Recoveries	16	95	84	68	7	11	281

Net charge-offs	(253)	(406)	(100)	(260)	(115)	(320)	(1,454)

Provisions charged to operations	762	829	(153)	196	69	1,098	2,801

Balance at June 30, 2011	$13,651	$9,380	$9,334	$2,237	$1,712	$778	$37,092

Ending balances:
Individually evaluated for impairment	$3,694	$2,314	$2,021	$297	$285	$—	$8,611
Collectively evaluated for impairment	9,957	7,066	7,313	1,940	1,427	778	28,481

Balance at June 30, 2011	$13,651	$9,380	$9,334	$2,237	$1,712	$778	$37,092

Loans-Ending balances:
Individually evaluated for impairment	$42,486	$19,049	$12,085	$2,467	$413	$—	$76,500
Collectively evaluated for impairment	938,216	670,120	700,353	196,111	159,824	110,957	2,775,581
Loans acquired with deteriorated credit quality	—	—	—	—	—	9,763	9,763

Balance at June 30, 2011	$980,702	$689,169	$712,438	$198,578	$160,237	$120,720	$2,861,844

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Other real estate owned	$1,284	$3,145
Repossessed assets	295	913

Total	$1,579	$4,058

(5) INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of June 30, 2012
Core deposit intangibles	$14,800	$(6,402)	$8,398
Customer relationship intangibles	5,657	(1,812)	3,845
Mortgage servicing intangibles	986	(71)	915

Total	$21,443	$(8,285)	$13,158

(6) JUNIOR SUBORDINATED DEBENTURES

The following is a summary of the Junior Subordinated Debentures:

	June 30, 2012	December 31, 2011
Issue	Amount	Amount	Rate	Maturity
	(Dollars in thousands)
BFC II	$26,804	$26,804	7.20%	03/31/2034
UNST I	—	2,062	3 month LIBOR + 1.65%	03/15/2036
FBCST I	—	7,217	3 month LIBOR + 2.85%	12/17/2033

Total	$26,804	$36,083

Refer to Note (11) in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, for further disclosures related to Junior Subordinated Debentures.

On June 15, 2012, BancFirst Corporation redeemed the Union National Statutory Trust I (“UNST I”) Junior Subordinated Debentures at par value.

On June 18, 2012, BancFirst Corporation redeemed the FBC Financial Corp. Statutory Trust I (“FBCST I”) Junior Subordinated Debentures at par value.

(7) STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,800,000 shares in May 2011. At June 30, 2012, 64,860 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2014. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2012 will become exercisable through the year 2018. The option price must be no less than 100% of the fair market value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At June 30, 2012, 30,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2012 will become exercisable through the year 2015. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued stock to satisfy stock-based exercises, but reserves the right to use treasury stock purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term		Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Six Months Ended June 30, 2012
Outstanding at December 31, 2011	1,298,431	$30.14
Options granted	—	—
Options exercised	(42,133)	17.13
Options canceled, forfeited, or expired	—	—

Outstanding at June 30, 2012	1,256,298	30.58	8.39	Yr	$14,237

Exercisable at June 30, 2012	699,848	24.44	5.27	Yr	$12,223

The following table is a summary of the Company’s non-vested options as of June 30, 2012, and any changes during the six months ended June 30, 2012:

Options
Non-vested at December 31, 2011	591,700
Options granted	—
Options vested	(35,250)
Options forfeited	—

Non-vested at June 30, 2012	556,450

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$—	$11.36	$—	$12.48
Total intrinsic value of options exercised	617	—	1,749	405
Cash received from options exercised	239	—	722	438
Tax benefit realized from options exercised	239	—	677	157

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Stock-based compensation expense	$357	$271	$798	$646
Tax	(138)	(105)	(309)	(250)

Stock-based compensation expense, net of tax	$219	$166	$489	$396

The Company will continue to amortize the remaining fair value of stock options over the remaining vesting period of approximately seven years. The following table shows the remaining fair value of stock options:

June 30, 2012
(Dollars in thousands)
Fair value of stock options	$5,675

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method:

	Six Months Ended June 30,
	2012		2011
Risk-free interest rate	1.78%		3.61%
Dividend yield	2.00%		2.00%
Stock price volatility	38.72%		25.26%
Expected term	10	Yrs	10	Yrs

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

The following table is a summary of the shares under the program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Number of shares repurchased	6,787	117,176	6,787	117,176
Average price of shares repurchased	$37.70	$37.75	$37.70	$37.75
Shares remaining to be repurchased	234,964	426,724	234,964	426,724

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes, as of June 30, 2012, that the Company and BancFirst met all capital adequacy requirements to which they are subject. The required capital amounts and the Company’s and BancFirst’s respective ratios are shown in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2012:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$500,048	14.62%	$273,588	8.00%	N/A	N/A
BancFirst	475,563	13.94%	272,894	8.00%	$341,118	10.00%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$462,612	13.53%	$136,794	4.00%	N/A	N/A
BancFirst	438,127	12.84%	136,447	4.00%	$204,671	6.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$462,612	8.24%	$170,193	3.00%	N/A	N/A
BancFirst	438,127	7.81%	169,614	3.00%	$282,690	5.00%

As of June 30, 2012, BancFirst was considered to be “well capitalized” and there are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date. To be well capitalized under Federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $10 billion.

(9) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended June 30, 2012
Basic
Income available to common stockholders	$11,729	15,155,525	$0.77

Effect of stock options	—	271,271

Diluted
Income available to common stockholders plus assumed exercises of stock options	$11,729	15,426,796	$0.76

Three Months Ended June 30, 2011
Basic
Income available to common stockholders	$10,115	15,364,738	$0.66

Effect of stock options	—	287,215

Diluted
Income available to common stockholders plus assumed exercises of stock options	$10,115	15,651,953	$0.65

Six Months Ended June 30, 2012
Basic
Income available to common stockholders	$25,734	15,145,066	$1.70

Effect of stock options	—	276,608

Diluted
Income available to common stockholders plus assumed exercises of stock options	$25,734	15,421,674	$1.67

Six Months Ended June 30, 2011
Basic
Income available to common stockholders	$21,470	15,362,764	$1.40

Effect of stock options	—	295,723

Diluted
Income available to common stockholders plus assumed exercises of stock options	$21,470	15,658,487	$1.37

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended June 30, 2012	607,200	$38.70
Three Months Ended June 30, 2011	537,008	$38.94
Six Months Ended June 30, 2012	607,200	$38.70
Six Months Ended June 30, 2011	503,857	$38.80

(10) FAIR VALUE MEASUREMENTS

Accounting standards define fair value as the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date.

FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

— Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

— Level 2	Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset and liability, either directly or indirectly, for substantially the full term of the financial instrument.

— Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes certain impaired loans, foreclosed assets, other real estate, goodwill and other intangible assets.

Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis

A description of the valuation methodologies and key inputs used to measure financial assets and financial liabilities at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to the following categories of the Company’s financial assets and financial liabilities.

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

Mortgage Servicing Intangibles

The Company acquired these Mortgage Servicing Intangibles with the acquisition of 1st Bank Oklahoma on July 12, 2011. The Company estimates the fair value of the Mortgage Servicing Intangibles with its carrying amount, based on the present value of future cash flows over several interest rate scenarios, which are then discounted at risk-adjusted rates. The Company considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. When available, fair value estimates and assumptions are compared to observable market data and the recent market activity and actual portfolio experience.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2012
Securities available for sale	$—	$544,813	$10,487	$555,300
Derivative assets	—	7,652	—	7,652
Derivative liabilities	—	5,648	—	5,648
Loans held for sale	—	16,612	—	16,612
Mortgage servicing intangibles	—	—	915	915
June 30, 2011
Securities available for sale	$35,096	$506,811	$12,498	$554,405
Derivative assets	—	6,663	—	6,663
Derivative liabilities	—	5,136	—	5,136
Loans held for sale	—	11,258	—	11,258
Mortgage servicing intangibles	—	—	—	—

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Balance at the beginning of the year	$13,225	$10,837
Purchases, issuances and settlements	1,770	—
Sales	(534)	(189)
(Losses) gains included in earnings	(596)	20
Total unrealized (losses) gains	(2,463)	1,830

Balance at the end of the period	$11,402	$12,498

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the six months ended June 30, 2012 and 2011, the Company did not transfer any securities between levels in the fair value hierarchy.

Financial Assets and Financial Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These financial assets and financial liabilities are reported at fair value utilizing Level 3 inputs.

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

The following table summarizes assets measured at fair value on a nonrecurring basis and the related gains or losses recognized during the period:

	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Six Months Ended June 30, 2012
Impaired loans	—	—	$43,125	$43,125	$—
Foreclosed assets	—	—	$135	$135	$(86)
Other real estate owned	—	—	$10,088	$10,088	$(1,067)
Six Months Ended June 30, 2011
Impaired loans	—	—	$19,281	$19,281	$—
Foreclosed assets	—	—	$510	$510	$1
Other real estate owned	—	—	$14,991	$14,991	$291

Estimated Fair Value of Financial Instruments

The Company is required under current authoritative accounting guidance to disclose the estimated fair value of their financial instruments that are not recorded at fair value. For the Company, as for most financial institutions, substantially all of its assets and liabilities are considered financial instruments. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents Include: Cash and Due from Banks; Federal Funds Sold and Interest-Bearing Deposits

The carrying amount of these short-term instruments is a reasonable estimate of fair value.

Securities Held for Investment

For securities held for investment, which are generally traded in secondary markets, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities making adjustments for credit or liquidity if applicable.

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,763,908	$1,763,908	$1,571,199	$1,571,199
Securities held for investment	19,734	20,104	25,654	26,225
Loans:
Loans (net of unearned interest)	3,065,439		2,861,844
Allowance for loan losses	(37,436)		(37,092)

Loans, net	3,028,003	3,092,725	2,824,752	2,843,098
FINANCIAL LIABILITIES
Deposits	5,099,648	5,121,335	4,701,999	4,732,880
Short-term borrowings	6,340	6,340	1,400	1,400
Long-term borrowings	11,329	11,431	32,121	32,620
Junior subordinated debentures	26,804	28,970	28,866	31,997
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,321		1,058
Letters of credit		428		441

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities were not considered to be significant to the Company at June 30, 2012 or 2011.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

	June 30, 2012
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	633	$5,062
Derivative liabilities	Barrels	(633)	(3,838)
Natural Gas
Derivative assets	MMBTUs	4,627	2,590
Derivative liabilities	MMBTUs	(4,627)	(1,810)
Total Fair Value	Included in

Derivative assets	Other assets		7,652
Derivative liabilities	Other liabilities		5,648

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Derivative income	$141	$74	$350	$198

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

June 30, 2012
(Dollars in thousands)
Credit exposure	$7,201

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended:

June 30, 2012
Net interest income (expense)	$13,354	$26,384	$1,721	$(590)	$—	$40,869
Noninterest income	2,672	10,721	6,214	13,245	(12,488)	20,364
Income before taxes	8,220	14,944	2,011	5,686	(12,439)	18,422

June 30, 2011
Net interest income (expense)	$12,311	$24,921	$1,759	$(985)	$—	$38,006
Noninterest income	2,706	9,647	6,427	11,616	(10,717)	19,679
Income before taxes	6,398	13,616	3,132	3,603	(10,687)	16,062
Six Months Ended:

June 30, 2012
Net interest income (expense)	$26,517	$53,015	$3,434	$(1,280)	$—	$81,686
Noninterest income	5,353	20,856	16,078	28,626	(27,112)	43,801
Income before taxes	16,652	30,199	8,398	12,219	(27,002)	40,466

June 30, 2011
Net interest income (expense)	$24,483	$49,058	$3,751	$(1,997)	$—	$75,295
Noninterest income	5,512	18,685	11,581	24,264	(22,633)	37,409
Income before taxes	14,880	26,836	5,632	9,090	(22,542)	33,896

Total Assets:
June 30, 2012	$1,801,752	$3,688,931	$130,762	$607,662	$(557,396)	$5,671,711
December 31, 2011	$1,738,426	$3,660,239	$153,872	$602,577	$(546,289)	$5,608,825
June 30, 2011	$1,656,064	$3,401,037	$151,220	$605,726	$(546,602)	$5,267,445

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This discussion and analysis should be read in conjunction with the Company’s December 31, 2011 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the Company’s consolidated financial statements and the related Notes included in Item 1.

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

SUMMARY

BancFirst Corporation’s net income was $11.7 million or $0.76 diluted earnings per share for the second quarter of 2012 and $25.7 million or $1.67 diluted earnings per share for the six months ended June 30, 2012. These results compared to net income of $10.1 million or $0.65 diluted earnings per share for the second quarter of 2011 and $21.5 million or $1.37 diluted earnings per share for the six months ended June 30, 2011.

Net interest income for the second quarter of 2012 was $40.9 million, up $2.9 million or 7.5% from the second quarter in 2011. The increase was attributable to growth in the Company’s average loans which totaled $3.1 billion, up $251.6 million from the prior year. The Company’s average earning assets rose to $5.3 billion as a result of internal growth combined with the acquisition made in July 2011. The Company’s net interest margin for the second quarter of 2012 was 3.14% versus 3.17% a year ago as interest rates remain at historically low levels. The Company’s loan loss provision for the second quarter was $248,000 down from $2.0 million for the same period in 2011. Nonperforming and restructured assets were 0.89% of total assets compared to 0.92% at March 31, 2012 and 0.71% at December 31, 2011. Net charge-offs were 0.06% compared to 0.15% for the same period a year ago. Noninterest income totaled $20.4 million which was up $685,000 from a year ago. Excluding security gains, core noninterest income increased $1.8 million or 9.7% from the prior year. The increases in revenues resulted primarily from growth in trust services, commercial deposit revenues, insurance commissions and treasury management services. Noninterest expense for the second quarter was $42.6 million compared to $39.6 million a year ago. The increase in noninterest expense is related to the acquisition made in July 2011 and net expense on other real estate of $922,000.

At June 30, 2012, the Company’s total assets were $5.7 billion, up $62.9 million or 1.1% over December 31, 2011. Total loans were $3.1 billion, up $51.9 million or 1.7% from December 31, 2011. At June 30, 2012, total deposits were $5.1 billion, up $61.9 million from December 31, 2011. Stockholders’ equity was $499.6 million at June 30, 2012, an increase of $16.5 million or 3.4% over December 31, 2011.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income Statement Data
Net interest income	$40,869	$38,006	$81,686	$75,295
Provision for loan losses	248	2,013	421	2,801
Securities transactions	226	1,316	4,258	1,324
Total noninterest income	20,364	19,679	43,801	37,409
Salaries and employee benefits	24,830	22,557	49,630	44,369
Total noninterest expense	42,563	39,610	84,600	76,007
Net income	11,729	10,115	25,734	21,470
Per Common Share Data
Net income – basic	$0.77	$0.66	$1.70	$1.40
Net income – diluted	0.76	0.65	1.67	1.37
Cash dividends	0.27	0.25	0.54	0.50
Performance Data
Return on average assets	0.83%	0.77%	0.91%	0.83%
Return on average stockholders’ equity	9.46	8.59	10.44	9.24
Cash dividend payout ratio	35.06	37.88	31.76	35.71
Net interest spread	2.95	2.91	2.96	2.93
Net interest margin	3.14	3.17	3.16	3.19
Efficiency ratio	69.51	68.67	67.42	67.44
Net charge-offs to average loans	0.06	0.15	0.04	0.10

Net Interest Income

For the three months ended June 30, 2012, net interest income, which is the Company’s principal source of operating revenue, increased $2.9 million, or 7.5%, compared to the three months ended June 30, 2011. The increase was attributable to the increase in the Company’s average loans, which were $3.1 billion, up $251.6 million from the prior year and $1.6 million from the ongoing operations of the Company’s July 2011 acquisition. In addition, interest expense decreased due to interest rates remaining at historically low levels. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin decreased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, as shown in the preceding table, which was due to continued low interest rates, the rolloff of higher yielding earning assets and an increase in earning assets at relatively low rates. If interest rates and/or loan volume do not increase, management expects continued compression of its net interest margin for the remainder of 2012 as higher yielding loans and securities mature and are replaced at current market rates.

Net interest income for the six months ended June 30, 2012 increased $6.4 million, or 8.5% compared to the six months ended June 30, 2011. The increase was due to the increase in the Company’s average loans and $3.3 million related to the ongoing operations of the Company’s July 2011 acquisition. The net interest margin for the six months ended June 30, 2012 decreased compared to the six months ended June 30, 2011 as shown in the preceding table.

Provision for Loan Losses

For the three months ended June 30, 2012, the Company’s provision for loan losses was $248,000, a decrease of $1.8 million compared to the same period a year ago. The decrease in the provision for loan losses during the second quarter of 2012 compared to the same quarter in 2011 is reflective of the decreasing trend in classified loans and a decrease in net charge-offs. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses. Net loan charge-offs were $445,000 for the second quarter of 2012, compared to $1.1 million for the second quarter of 2011. The rate of net charge-offs to average total loans is presented in the preceding table.

For the six months ended June 30, 2012, the Company’s provision for loan losses was $421,000, a decrease of $2.4 million compared to the same period of 2011. Net loan charge-offs were $641,000 for the six months ended June 30, 2012, compared to $1.5 million for the six months ended June 30, 2011.

Noninterest Income

Noninterest income increased $685,000 or 3.5% for the three months ended June 30, 2012 compared to the same period in 2011. Noninterest income growth stemmed from the Company’s July 2011 acquisition which added $671,000 along with increased revenues from trust services, commercial deposit revenues, insurance commissions and treasury management services.

Noninterest income for the six months ended June 30, 2012 increased $6.4 million or 17.1% compared to the same period in 2011. The increases in revenues were primarily from a $4.5 million pretax securities gain from the sale of an investment by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst. In addition, the ongoing operations of the Company’s July 2011 acquisition added $1.4 million, along with increased revenues from trust services, commercial deposit revenues, insurance commissions and treasury management services.

The Company had income from debit card usage totaling $8.2 million and $7.4 million during the six months ended June 30, 2012 and 2011, respectively. The Dodd-Frank Act has given the Federal Reserve the authority to establish rules regarding debit card interchange fees charged for electronic debit transactions by payment card issuers. Because of the uncertainty as to any future rulemaking by the Federal Reserve and the inability to forecast competitive responses, the Company cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of income from debit card usage reported in future periods.

Noninterest Expense

For the three months ended June 30, 2012, noninterest expense increased $3.0 million or 7.5%, compared to the three months ended June 30, 2011. The increase in noninterest expense included $2.0 million of ongoing operating expenses related to the July 2011 bank acquisition and an increase in salaries and benefits excluding acquisitions of $1.4 million.

Noninterest expense included deposit insurance expense which totaled $724,000 for the three months ended June 30, 2012, compared to $764,000 for the three months ended June 30, 2011. The decrease in deposit insurance expense during the second quarter of 2012 compared to the same quarter of 2011 was primarily related to the April 1, 2011 change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined, which is more fully discussed in the Company’s 2011 Form 10-K.

For the six months ended June 30, 2012, noninterest expense increased $8.6 million or 11.3%, compared to the six months ended June 30, 2011. Included in the 2012 noninterest expense was $1.6 million in merger related costs and approximately $500,000 of expenses related to the sale of the previously mentioned investment. Additionally, the six months ended June 30, 2012 included $4.2 million of ongoing operating expenses related to the July 2011 bank acquisition and net expense on other real estate of $1.2 million.

Noninterest expense included deposit insurance expense which totaled $1.4 million for the six months ended June 30, 2012, compared to $2.2 million for the six months ended June 30, 2011. The decrease in deposit insurance expense during the second quarter of 2012 compared to the same quarter of 2011 was primarily related to the April 1, 2011 change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined.

Income Taxes

The Company’s effective tax rate on income before taxes was 36.3% for the second quarter of 2012, compared to 37.0% for the second quarter of 2011.

The Company’s effective tax rate on income before taxes was 36.4% for the first six months of 2012, compared to 36.7% for the first six months of 2011.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	June 30,	December 31,	June 30,
	2012	2011	2011
	(unaudited)		(unaudited)
Balance Sheet Data
Total assets	$5,671,711	$5,608,825	$5,267,445
Total loans	3,065,439	3,013,498	2,861,844
Allowance for loan losses	37,436	37,656	37,092
Securities	575,034	614,977	580,059
Deposits	5,099,648	5,037,735	4,701,999
Stockholders’ equity	499,561	483,041	470,397
Book value per share	32.97	31.95	30.80
Tangible book value per share	29.16	28.07	27.17
Average loans to deposits (year-to-date)	60.17%	60.64%	60.49%
Average earning assets to total assets (year-to-date)	92.56	92.49	92.49
Average stockholders’ equity to average assets (year-to-date)	8.75	8.85	9.00
Asset Quality Ratios
Nonperforming and restructured loans to total loans	1.31%	0.76%	0.84%
Nonperforming and restructured assets to total assets	0.89	0.71	0.75
Allowance for loan losses to total loans	1.22	1.25	1.30
Allowance for loan losses to nonperforming and restructured loans	93.14	163.54	154.68

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and Federal funds sold as of June 30, 2012 increased $55.8 million from December 31, 2011 and $192.7 million from June 30, 2011. The increase was primarily due to increased deposits. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the high degree of counterparty instability in the Federal funds market and near zero overnight Federal funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

Securities

At June 30, 2012, total securities decreased $39.9 million compared to December 31, 2011, and $5.0 million compared to June 30, 2011. The size of the Company’s securities portfolio is a function of liquidity and rate risk management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $10.7 million at June 30, 2012, compared to an unrealized gain of $14.6 million at December 31, 2011, and $14.8 million at June 30, 2011. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $7.0 million, $9.4 million and $9.7 million, respectively.

Loans (Including Acquired Loans)

At June 30, 2012, total loans were up $51.9 million or 1.7% from December 31, 2011 due to internal growth and up $203.6 million or 7.1% from June 30, 2011 due to internal growth and the July 2011 acquisition.

Allowance for Loan Losses/Fair Market Value Adjustments on Acquired Loans

The allowance for loan losses as a percentage of total loans and the allowance to nonperforming and restructured loans are shown in the preceding table.

The fair market value adjustment on acquired loans contains a market component to adjust the rates on the loans to market value and a credit component to absorb potential and identified credit exposures in the acquired loans. The credit component was $3.2 million at June 30, 2012, $3.7 million at December 31, 2011, and $1.6 million at June 30, 2011 while the acquired loans outstanding were $149.4 million, $193.4 million and $120.7 million, respectively.

Nonperforming Loans, Restructured Loans and Other Real Estate Owned

Nonperforming and restructured loans totaled $40.2 million at June 30, 2012, compared to $23.0 million at December 31, 2011 and $24.0 million at June 30, 2011. The increase in restructured loans in 2012 was due primarily to the principal deferral of one real estate credit valued at approximately $18.0 million. This loan was evaluated by management and determined to be well collateralized. Additionally, none of the concessions granted involved a principal reduction or a change from the current market rate of interest. Collateral value will be monitored periodically to evaluate possible impairment. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings that were restructured during the period were not considered to be material. The level of nonperforming loans and loan losses may rise over time as a result of economic conditions. Nonperforming and restructured assets as a percentage of total assets are shown in the preceding table.

Other real estate owned and repossessed assets totaled $10.2 million at June 30, 2012, compared to $16.6 million at December 31, 2011 and $15.5 million at June 30, 2011. The decrease was due to the sale of a commercial real estate property.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $6.5 million of these loans at June 30, 2012 compared to $26.3 million at December 31, 2011 and $7.5 million at June 30, 2011. These loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Liquidity and Funding

Deposits

At June 30, 2012 total deposits increased $61.9 million compared to December 31, 2011, and $397.6 million compared to June 30, 2011. The increase from December 2011 was due to internal deposit growth due in part to FDIC coverage on noninterest-bearing accounts and low yields on alternative investments, and the increase from June 2011 was due to internal growth and the July 2011 acquisition. The Company’s deposit base continues to be comprised substantially of core deposits. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits averaged 92.4% at June 30, 2012 compared to 91.8% at December 31, 2011 and 91.2% at June 30, 2011. Noninterest-bearing deposits to total deposits were 36.1% at June 30, 2012, compared to 33.8% at December 31, 2011 and 32.1% at June 30, 2011.

The Company has recognized that it received depository funds due to the low interest rate environment and extended FDIC deposit insurance coverage provided by the U.S. Treasury under the Transaction Account Guaranty Program (“TAGP”). If interest rates increase or if the TAGP fails to be extended after December 31, 2012, the Company could lose deposits of an estimated $600 to $800 million over a short period of time. The Company maintains excess liquidity to absorb the potential loss of funds.

Short-Term Borrowings

Short-term borrowings, consisting primarily of Federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. As of June 30, 2012, short-term borrowings were $6.3 million, a decrease of $1.9 million from December 31, 2011, and an increase of $4.9 million from June 30, 2011.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $518.6 million, are pledged as collateral for the borrowings under the line of credit. As of June 30, 2012, the Company had approximately $11.3 million in advances outstanding due to acquisitions, compared to $18.5 million at December 31, 2011 and $17.6 million at June 30, 2011. The advances mature at varying dates through 2014.

In December 2010, the Company borrowed $14.5 million from a commercial bank to fund a portion of the Company’s acquisitions. The Company made a payment of $6.0 million in July 2011 and paid the remaining balance of $8.5 million in October 2011.

There have not been material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Capital Resources

At June 30, 2012, stockholders’ equity increased $16.5 million from December 31, 2011 and $29.2 million from June 30, 2011. In addition to net income of $25.7 million, other changes in stockholders’ equity during the six months ended June 30, 2012 included $964,000 related to stock option exercises, $798,000 related to stock-based compensation partially offset by $8.2 million in dividends, $256,000 of common stock repurchases and a $2.5 million change to other comprehensive income. Stockholders’ equity has continued to increase due to net earnings retained, stock option exercises and unrealized gains on securities, partially offset by common stock repurchases, dividends and unrealized losses on securities. The ratios of average stockholders’ equity to average assets are presented above. The Company’s leverage ratio and total risk-based capital ratio were 8.24% and 14.62%, respectively, at June 30, 2012, well in excess of the regulatory minimums.

See Note (8) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

CONTRACTUAL OBLIGATIONS

There have not been any material changes in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 other than the redemption of $9,279,000 of trust preferred securities and related debentures in June 2012.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,073,027	$41,952	5.48%	$2,821,461	$40,344	5.74%
Securities – taxable	516,195	2,087	1.62	544,915	3,032	2.23
Securities – tax exempt	51,731	632	4.90	77,031	927	4.83
Interest bearing deposits w/ banks & FFS	1,612,649	1,061	0.26	1,423,104	906	0.26

Total earning assets	5,253,602	45,732	3.49	4,866,511	45,209	3.73

Nonearning assets:
Cash and due from banks	146,124			141,218
Interest receivable and other assets	311,157			290,152
Allowance for loan losses	(37,635)			(36,185)

Total nonearning assets	419,646			395,185

Total assets	$5,673,248			$5,261,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$721,868	$260	0.14%	$723,429	$390	0.22%
Savings deposits	1,721,452	1,401	0.33	1,608,045	2,719	0.68
Time deposits	868,330	2,222	1.03	905,940	2,877	1.27
Short-term borrowings	7,361	8	0.44	6,585	3	0.18
Long-term borrowings	12,783	91	2.86	34,522	255	2.96
Junior subordinated debentures	34,691	565	6.53	28,866	525	7.29

Total interest bearing liabilities	3,366,485	4,547	0.54	3,307,387	6,769	0.82

Interest free funds:
Noninterest bearing deposits	1,780,168			1,452,690
Interest payable and other liabilities	29,051			29,286
Stockholders’ equity	497,544			472,333

Total interest free funds	2,306,763			1,954,309

Total liabilities and stockholders’ equity	$5,673,248			$5,261,696

Net interest income		$41,185			$38,440

Net interest spread			2.95%			2.91%

Net interest margin			3.14%			3.17%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Six Months Ended June 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,049,750	$84,014	5.52%	$2,807,497	$79,694	5.72%
Securities – taxable	527,879	4,494	1.71	581,608	6,659	2.31
Securities – tax exempt	52,504	1,284	4.90	78,146	1,896	4.89
Interest bearing deposits w/ banks & FFS	1,596,812	2,034	0.26	1,348,460	1,702	0.25

Total earning assets	5,226,945	91,826	3.52	4,815,711	89,951	3.77

Nonearning assets:
Cash and due from banks	146,047			139,316
Interest receivable and other assets	311,793			287,766
Allowance for loan losses	(37,649)			(36,058)

Total nonearning assets	420,191			391,024

Total assets	$5,647,136			$5,206,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Transaction deposits	$731,827	$534	0.15%	$717,783	$802	0.23%
Savings deposits	1,713,777	2,944	0.34	1,605,861	5,568	0.70
Time deposits	880,232	4,654	1.06	910,928	5,861	1.30
Short-term borrowings	7,626	16	0.42	6,594	7	0.21
Long-term borrowings	13,617	196	2.89	34,773	501	2.91
Junior subordinated debentures	35,387	1,151	6.52	28,866	1,050	7.34

Total interest bearing liabilities	3,382,466	9,495	0.56	3,304,805	13,789	0.84

Interest free funds:
Noninterest-bearing deposits	1,742,597			1,406,915
Interest payable and other liabilities	27,920			26,235
Stockholders’ equity	494,153			468,780

Total interest free funds	2,264,670			1,901,930

Total liabilities and stockholders’ equity	$5,647,136			$5,206,735

Net interest income		$82,331			$76,162

Net interest spread			2.96%			2.93%

Net interest margin			3.16%			3.19%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

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

No changes were made to the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, as of June 30, 2012, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Regulatory reforms under consideration could have a significant impact on our business, financial condition and results of operations.

Recently proposed changes in the laws and regulations affecting financial institutions could cause us to report capital under new methodologies or incur increased costs as we evaluate the implications of new rules and respond to new requirements. Compliance with the proposed rules under Basel III and some of the provisions of the Dodd-Frank Act related to the capital treatment of junior subordinated debentures may increase our operating costs, require us to hold higher levels of regulatory capital or liquidity or both or otherwise adversely affect our business or financial results in the future. Our management is actively reviewing the provisions of Basel III and certain provisions of the Dodd-Frank Act and assessing its probable impact on our business, financial condition, and results of operations. However, because many aspects of Basel III and the Dodd-Frank Act are in the comment phase or subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on us at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2012 to April 30, 2012	—	—	—	241,751
May 1, 2012 to May 31, 2012	3,887	$37.74	—	237,864
June 1, 2012 to June 30, 2012	2,900	$37.65	—	234,964

(1)	Represents repurchases made in connection with the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated June 15, 2004 (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designation of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

3.5	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.9	Form of Indenture relating to the Union National Bancshares, Inc. (BancFirst Corp. as successor) Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

4.10	Form of Indenture relating to the FBC Financial Corporation (BancFirst Corp. as successor) Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011 and incorporated herein by reference).

10.1	Tenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s registration statement on Form S-8, File No. 333-175914 dated July 29, 2011, and incorporated herein by reference).

Exhibit Number	Exhibit

10.2	BancFirst Corporation Employee Stock Ownership and Trust Agreement adopted December 21, 2006 effective January 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008 and incorporated herein by reference).

10.3	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.5	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.6	Amendment (Code Section 415 Compliance) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.8	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.10	Amendment to the Amended and Restated BancFirst Corporation Employee Ownership Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: August 9, 2012	/s/ Joe T. Shockley, Jr.
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)