Form 10-Q
period 2012-09-30
BANCFIRST CORP /OK/
filed 2012-11-08
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012 there were 15,224,808 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011	September 30, 2011
	(unaudited)	(see Note 1)	(unaudited)
ASSETS
Cash and due from banks	$139,004	$163,698	$146,904
Interest-bearing deposits with banks	1,773,610	1,544,035	1,463,388
Federal funds sold	—	400	—
Securities (market value: $540,786, $615,458, and $607,626, respectively)	540,475	614,977	607,046
Loans:
Total loans (net of unearned interest)	3,116,096	3,013,498	2,984,114
Allowance for loan losses	(37,258)	(37,656)	(37,456)

Loans, net	3,078,838	2,975,842	2,946,658
Premises and equipment, net	113,812	111,355	110,001
Other real estate owned	9,559	16,109	16,222
Intangible assets, net	12,630	14,219	14,883
Goodwill	44,545	44,545	44,593
Accrued interest receivable	16,666	18,662	17,657
Other assets	107,612	104,983	104,954

Total assets	$5,836,751	$5,608,825	$5,472,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,927,387	$1,704,996	$1,624,314
Interest-bearing	3,326,118	3,332,739	3,263,018

Total deposits	5,253,505	5,037,735	4,887,332
Short-term borrowings	5,665	8,274	12,279
Accrued interest payable	2,151	2,710	2,874
Long-term borrowings	11,255	18,476	28,049
Other liabilities	26,984	22,506	31,293
Junior subordinated debentures	26,804	36,083	36,083

Total liabilities	5,326,364	5,125,784	4,997,910

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,200,468, 15,117,430 and 15,125,541, respectively	15,200	15,118	15,126
Capital surplus	80,750	77,462	74,966
Retained earnings	407,732	381,017	374,140
Accumulated other comprehensive income, net of income tax of $3,609, $5,084 and $5,484, respectively	6,705	9,444	10,164

Total stockholders’ equity	510,387	483,041	474,396

Total liabilities and stockholders’ equity	$5,836,751	$5,608,825	$5,472,306

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME
Loans, including fees	$42,026	$42,074	$125,843	$121,587
Securities:
Taxable	1,681	2,754	6,175	9,391
Tax-exempt	366	502	1,201	1,734
Federal funds sold	—	—	1	41
Interest-bearing deposits with banks	1,071	930	3,105	2,591

Total interest income	45,144	46,260	136,325	135,344

INTEREST EXPENSE
Deposits	3,729	5,159	11,861	17,390
Short-term borrowings	7	26	23	33
Long-term borrowings	84	332	280	833
Junior subordinated debentures	492	525	1,643	1,575

Total interest expense	4,312	6,042	13,807	19,831

Net interest income	40,832	40,218	122,518	115,513
Provision for loan losses	233	885	654	3,686

Net interest income after provision for loan losses	40,599	39,333	121,864	111,827

NONINTEREST INCOME
Trust revenue	1,927	1,779	5,457	4,997
Service charges on deposits	11,896	11,386	33,534	31,587
Securities transactions	385	50	4,643	1,374
Income from sales of loans	737	529	2,075	1,401
Insurance commissions	3,661	2,910	9,457	7,803
Cash management	1,971	1,848	5,951	5,540
Gain on sale of other assets	26	3	369	7
Other	1,513	1,612	4,431	4,817

Total noninterest income	22,116	20,117	65,917	57,526

NONINTEREST EXPENSE
Salaries and employee benefits	24,641	23,845	74,271	68,215
Occupancy and fixed assets expense, net	2,877	2,667	7,800	7,529
Depreciation	2,253	2,117	6,610	5,910
Amortization of intangible assets	457	458	1,371	1,211
Data processing services	1,208	1,302	3,649	3,720
Net expense from other real estate owned	200	965	1,369	834
Marketing and business promotion	1,998	1,550	5,332	4,741
Deposit insurance	745	786	2,188	2,976
Other	8,086	7,569	24,475	22,130

Total noninterest expense	42,465	41,259	127,065	117,266

Income before taxes	20,250	18,191	60,716	52,087
Income tax expense	6,390	5,638	21,122	18,064

Net income	13,860	12,553	39,594	34,023

NET INCOME PER COMMON SHARE
Basic	$0.91	$0.82	$2.61	$2.22

Diluted	$0.90	$0.81	$2.57	$2.18

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of tax of $44, $(273), $654 and $(1,232), respectively	$(82)	$430	$(1,214)	$2,214
Reclassification adjustment for gains (losses) included in net income, net of tax of $93, $6, $821 and $299, respectively	(172)	(11)	(1,525)	(555)

Other comprehensive income (loss), net of tax of $137, $(267), $1,475 and $(933), respectively	(254)	419	(2,739)	1,659

Comprehensive income	$13,606	$12,972	$36,855	$35,682

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
COMMON STOCK
Issued at beginning of period	$15,154	$15,273	$15,118	$15,369
Shares issued	46	16	89	37
Shares acquired and canceled	—	(163)	(7)	(280)

Issued at end of period	$15,200	$15,126	$15,200	$15,126

CAPITAL SURPLUS
Balance at beginning of period	$79,181	$74,229	$77,462	$73,040
Common stock issued	748	248	1,470	722
Tax effect of stock options	430	118	629	187
Stock-based compensation arrangements	391	371	1,189	1,017

Balance at end of period	$80,750	$74,966	$80,750	$74,966

RETAINED EARNINGS
Balance at beginning of period	$398,267	$371,150	$381,017	$361,680
Net income	13,860	12,553	39,594	34,023
Dividends on common stock	(4,395)	(4,097)	(12,630)	(11,791)
Common stock acquired and canceled	—	(5,466)	(249)	(9,772)

Balance at end of period	$407,732	$374,140	$407,732	$374,140

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period	$6,959	$9,745	$9,444	$8,505
Net change	(254)	419	(2,739)	1,659

Balance at end of period	$6,705	$10,164	$6,705	$10,164

Total stockholder’s equity	$510,387	$474,396	$510,387	$474,396

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,594	$34,023
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	654	3,686
Depreciation and amortization	7,981	7,121
Net amortization of securities premiums and discounts	1,093	3,339
Realized securities gains	(4,643)	(1,374)
Gain on sales of loans	(2,075)	(1,401)
Cash receipts from the sale of loans originated for sale	169,065	117,751
Cash disbursements for loans originated for sale	(170,446)	(117,667)
Deferred income tax provision (benefit)	426	(3,476)
Gains on other assets	(323)	(1,066)
Decrease in interest receivable	1,996	4,879
Increase in interest payable	(559)	(431)
Amortization of stock-based compensation arrangements	1,189	1,017
Other, net	3,936	6,205

Net cash provided by operating activities	47,888	52,606

INVESTING ACTIVITIES
Net cash and due from banks provided by acquisitions	—	32,186
Net decrease in Federal funds sold	400	41,207
Purchases of securities:
Held for investment	(2,525)	(6,400)
Available for sale	(58,240)	(166,140)
Maturities of securities:
Held for investment	5,845	5,731
Available for sale	116,831	264,978
Proceeds from sales and calls of securities:
Held for investment	2,417	2
Available for sale	9,469	79,770
Purchases of loans	(22,215)	(28,404)
Proceeds from sales of loans	32,569	9,298
Net other increase in loans	(112,844)	(44,259)
Purchases of premises, equipment and computer software	(9,290)	(12,439)
Proceeds from the sale of other assets	8,245	14,125

Net cash (used in) provided by investing activities	(29,338)	189,655

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	274,556	250,170
Net decrease in time deposits	(58,786)	(43,780)
Net decrease in short-term borrowings	(2,609)	(5,857)
Paydown of long-term borrowings	(7,221)	(15,968)
Redemption of junior subordinated debentures	(9,279)	—
Issuance of common stock	2,188	946
Common stock acquired	(256)	(10,052)
Cash dividends paid	(12,262)	(11,507)

Net cash provided by financing activities	186,331	163,952

Net increase in cash, due from banks and interest-bearing deposits	204,881	406,213
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,707,733	1,204,079

Cash, due from banks and interest-bearing deposits at the end of the period	$1,912,614	$1,610,292

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$14,366	$20,192

Cash paid during the period for income taxes	$21,475	$21,802

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BancFirst Agency, Inc. and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles (Topic 350)—Goodwill and Other.” ASU 2012-02 simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The Company opted to continue to perform quantitative tests for indefinite-lived intangible assets other than goodwill and not to perform qualitative tests for impairment under ASU 2012-02 as of September 15, 2012. Adoption of ASU 2012-02 did not have a significant effect on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to re-deliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 was effective for annual and interim periods beginning after December 15, 2011. Adoption of ASU 2011-12 did not have a significant effect on the Company’s financial statements.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles (Topic 350)—Goodwill and Other.” ASU 2011-08 is an update to simplify how entities test for goodwill impairment. The amendments in the update permit the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If these factors determined that the fair value exceeds the carrying amount then the Company is not required to calculate the fair value of the reporting unit. The Company opted to continue to perform quantitative tests for goodwill impairment and not to perform qualitative tests for goodwill impairment under ASU 2011-08 as of September 30, 2011. Adoption of ASU 2011-08 did not have a significant effect on the Company’s financial statements.

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

On January 19, 2012, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, completed the sale of one of its investments that resulted in a pretax gain of approximately $4.5 million. After related expenses and income taxes, the increase in net income approximated $2.6 million or $0.17 per common share on a fully diluted basis. The gain was included in first quarter 2012 earnings.

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

(3)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

September 30, 2012
(Dollars in thousands)
Held for investment, at cost (market value: $17,080)	$16,769
Available for sale, at market value	523,706

Total	$540,475

The following table summarizes the amortized cost and estimated market values of securities held for investment:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
U.S. treasury and other Federal agencies	$844	$65	$—	$909
States and political subdivisions	15,925	254	(8)	16,171

Total	$16,769	$319	$(8)	$17,080

The following table summarizes the amortized cost and estimated market values of securities available for sale:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(Dollars in thousands)
U.S. Federal agencies (1)	$429,163	$4,126	$(158)	$433,131
Mortgage backed securities	21,453	939	(2)	22,390
States and political subdivisions	54,631	3,219	(21)	57,829
Other securities (2)	8,145	2,233	(22)	10,356

Total	$513,392	$10,517	$(203)	$523,706

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	September 30, 2012
	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$4,000	$4,069
After one year but within five years	9,355	9,484
After five years but within ten years	2,825	2,878
After ten years	589	649

Total	$16,769	$17,080

Available for Sale
Contractual maturity of debt securities:
Within one year	$117,905	$118,531
After one year but within five years	252,639	255,416
After five years but within ten years	41,284	43,218
After ten years	93,419	96,185

Total debt securities	505,247	513,350
Equity securities	8,145	10,356

Total	$513,392	$523,706

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

September 30, 2012
(Dollars in thousands)
Book value of pledged securities	$453,005

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	September 30, 2012		December 31, 2011		September 30, 2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$541,130	17.37%	$547,942	18.19%	$542,189	18.17%
Oil & gas production & equipment	131,642	4.22	115,786	3.84	109,272	3.66
Agriculture	83,146	2.67	86,297	2.86	73,021	2.45
State and political subdivisions:
Taxable	7,786	0.25	6,939	0.23	7,079	0.24
Tax-exempt	13,749	0.44	17,070	0.57	12,192	0.41
Real estate:
Construction	211,505	6.79	207,953	6.90	258,182	8.65
Farmland	114,043	3.66	103,923	3.45	97,041	3.25
One to four family residences	674,457	21.64	655,134	21.74	655,007	21.95
Multifamily residential properties	50,659	1.63	37,734	1.25	37,173	1.24
Commercial	1,026,097	32.93	960,074	31.86	908,207	30.43
Consumer	241,864	7.76	252,331	8.37	260,718	8.74
Other (not classified above)	20,018	0.64	22,315	0.74	24,033	0.81

Total loans	$3,116,096	100.00%	$3,013,498	100.00%	$2,984,114	100.00%

Loans held for sale (included above).	$15,479		$12,126		$13,066

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

Nonperforming and Restructured Assets

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table below. Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $953,000 for the nine months ended September 30, 2012 and approximately $860,000 for the nine months ended September 30, 2011.

At September 30, 2012, troubled debt restructurings were primarily due to the principal deferral restructuring from one customer. This loan was evaluated by management and determined to be well collateralized. Additionally, none of the concessions granted involved a principal reduction or a change from the current market rate of interest. Collateral value will be monitored periodically to evaluate possible impairment. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be restructured were not considered to be material.

The following is a summary of nonperforming and restructured assets:

	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Past due 90 days or more and still accruing	$731	$798	$1,413
Nonaccrual	22,101	21,187	24,088
Other acquired loans covered by escrow	—	—	4,951
Restructured	17,784	1,041	1,059

Total nonperforming and restructured loans	40,616	23,026	31,511
Other real estate owned and repossessed assets	9,796	16,640	16,723

Total nonperforming and restructured assets	$50,412	$39,666	$48,234

Nonperforming and restructured loans to total loans	1.30%	0.76%	1.06%

Nonperforming and restructured assets to total assets	0.86%	0.71%	0.88%

The other acquired loans covered by escrow listed above were a part of the loan portfolio of 1st Bank Oklahoma that were acquired in the third quarter of 2011 and were covered by an escrow agreement whereby a portion of the purchase price was set aside to reimburse the Company for potential future losses. These loans were recorded at fair value at the acquisition date and were classified as nonperforming loans at September 30, 2011. As of December 31, 2011, these loans were reclassified to performing status. The loan escrow was terminated effective June 30, 2012 pursuant to a negotiated settlement.

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the credit risk component in the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

September 30, 2012
(Dollars in thousands)
Non-residential real estate	$9,324
Residential real estate	4,179
Non-consumer non-real estate	2,527
Consumer non-real estate	138
Other loans	2,221
Acquired loans	3,712

Total	$22,101

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Receivables
	30-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of September 30, 2012
Non-residential real estate	$1,561	$2,425	$3,986	$1,145,584	$1,149,570	$349
Residential real estate	3,693	1,170	4,863	732,935	737,798	98
Non-consumer non-real estate	4,233	135	4,368	729,538	733,906	7
Consumer non-real estate	2,050	230	2,280	205,463	207,743	170
Other loans	1,706	1,447	3,153	147,329	150,482	43
Acquired loans	1,219	1,061	2,280	134,317	136,597	64

Total	$14,462	$6,468	$20,930	$3,095,166	$3,116,096	$731

As of September 30, 2011
Non-residential real estate	$2,269	$542	$2,811	$1,026,738	$1,029,549	$1
Residential real estate	4,462	1,723	6,185	689,731	695,916	225
Non-consumer non-real estate	2,077	374	2,451	690,059	692,510	149
Consumer non-real estate	2,594	354	2,948	198,684	201,632	310
Other loans	2,749	3,492	6,241	152,302	158,543	108
Acquired loans	1,108	1,913	3,021	202,943	205,964	620

Total	$15,259	$8,398	$23,657	$2,960,457	$2,984,114	$1,413

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of September 30, 2012
Non-residential real estate	$27,593	$26,434	$1,813	$26,733
Residential real estate	5,664	5,136	1,374	5,333
Non-consumer non-real estate	3,144	2,539	677	1,745
Consumer non-real estate	447	424	77	364
Other loans	2,420	2,265	264	1,975
Acquired loans	12,872	10,684	71	11,451

Total	$52,140	$47,482	$4,276	$47,601

As of September 30, 2011
Non-residential real estate	$9,285	$8 ,671	$978	$9,835
Residential real estate	6,520	5,871	1,520	6,351
Non-consumer non-real estate	1,584	1,286	358	1,676
Consumer non-real estate	215	180	47	204
Other loans	3,888	3,794	342	4,296
Acquired loans	5,609	4,286	100	2,229

Total	$27,101	$24,088	$3,345	$24,591

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

Grade 3—Loans with Problem Potential—This category consists of performing loans which are considered to exhibit problem potential. Loans in this category would generally include, but not be limited to, borrowers with a weakened financial condition or poor performance history, past dues, loans restructured to reduce payments to an amount that is below market standards and/or loans with severe documentation problems. In general, these loans have no identifiable loss potential in the near future, however; the possibility of a loss developing is heightened.

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of September 30, 2012
Non-residential real estate	$984,606	$127,768	$27,523	$9,673	$—	$1,149,570
Residential real estate	636,564	81,970	14,667	4,597	—	737,798
Non-consumer non-real estate	644,066	80,863	6,500	2,477	—	733,906
Consumer non-real estate	195,242	10,185	1,965	349	2	207,743
Other loans	146,037	2,726	887	832	—	150,482
Acquired loans	103,411	24,243	5,006	3,898	39	136,597

Total	$2,709,926	$327,755	$56,548	$21,826	$41	$3,116,096

As of September 30, 2011
Non-residential real estate	$881,622	$107,228	$32,223	$8,476	$—	$1,029,549
Residential real estate	602,621	72,095	14,805	6,395	—	695,916
Non-consumer non-real estate	620,123	63,375	7,881	1,131	—	692,510
Consumer non-real estate	189,895	8,950	2,380	407	—	201,632
Other loans	151,336	2,608	1,874	2,725	—	158,543
Acquired loans	151,103	35,609	8,264	10,891	97	205,964

Total	$2,596,700	$289,865	$67,427	$30,025	$97	$2,984,114

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

	ALLL
	Non-Residential Real Estate	Residential Real Estate	Non- Consumer Non-Real Estate	Consumer Non-Real Estate	Other Loans	Acquired Loans	Total
	(Dollars in thousands)
Three Months Ended September 30, 2012
Allowance for credit losses:
Balance at June 30, 2012	$14,349	$10,006	$8,558	$2,282	$1,854	$387	$37,436

Charge-offs	(30)	(157)	(119)	(117)	(24)	(53)	(500)
Recoveries	17	9	19	42	2	—	89

Net charge-offs	(13)	(148)	(100)	(75)	(22)	(53)	(411)

Provisions charged to operations	(453)	(137)	712	162	6	(57)	233

Balance at September 30, 2012	$13,883	$9,721	$9,170	$2,369	$1,838	$277	$37,258

Nine Months Ended September 30, 2012
Allowance for credit losses:
Balance at December 31, 2011	$13,948	$9,764	$9,156	$2,315	$1,886	$587	$37,656

Charge-offs	(158)	(288)	(449)	(308)	(231)	(129)	(1,563)
Recoveries	48	118	144	157	33	11	511

Net charge-offs	(110)	(170)	(305)	(151)	(198)	(118)	(1,052)

Provisions charged to operations	45	127	319	205	150	(192)	654

Balance at September 30, 2012	$13,883	$9,721	$9,170	$2,369	$1,838	$277	$37,258

Allowance for credit losses-ending balances:
Individually evaluated for impairment	$2,396	$2,305	$1,692	$315	$220	$—	$6,928
Collectively evaluated for impairment	11,487	7,416	7,478	2,054	1,618	277	30,330

Balance at September 30, 2012	$13,883	$9,721	$9,170	$2,369	$1,838	$277	$37,258

Loans-ending balances:
Individually evaluated for impairment	$37,195	$19,264	$8,976	$2,316	$264	$—	$68,015
Collectively evaluated for impairment	1,112,375	718,534	724,930	205,427	150,218	127,654	3,039,138
Loans acquired with deteriorated credit quality	—	—	—	—	—	8,943	8,943

Balance at September 30, 2012	$1,149,570	$737,798	$733,906	$207,743	$150,482	$136,597	$3,116,096

	ALLL
	Non- Residential Real Estate	Residential Real Estate	Non- Consumer Non-Real Estate	Consumer Non-Real Estate	Other Loans	Acquired Loans	Total
	(Dollars in thousands)
Three Months Ended September 30, 2011
Allowance for credit losses:
Balance at June 30, 2011	$13,651	$9,380	$9,334	$2,237	$1,712	$778	$37,092

Charge-offs	(67)	(21)	(210)	(72)	(121)	(138)	(629)
Recoveries	7	20	46	24	2	9	108

Net charge-offs	(60)	(1)	(164)	(48)	(119)	(129)	(521)

Provisions charged to operations	290	472	(460)	136	156	291	885

Balance at September 30, 2011	$13,881	$9,851	$8,710	$2,325	$1,749	$940	$37,456

Nine Months Ended September 30, 2011
Allowance for credit losses:
Balance at December 31, 2010	$13,142	$8,957	$9,587	$2,301	$1,758	$—	$35,745

Charge-offs	(336)	(522)	(394)	(400)	(243)	(469)	(2,364)
Recoveries	23	115	130	92	9	20	389

Net charge-offs	(313)	(407)	(264)	(308)	(234)	(449)	(1,975)

Provisions charged to operations	1,052	1,301	(613)	332	225	1,389	3,686

Balance at September 30, 2011	$13,881	$9,851	$8,710	$2,325	$1,749	$940	$37,456

Allowance for credit losses-ending balances:
Individually evaluated for impairment	$3,351	$2,681	$1,528	$318	$232	$—	$8,110
Collectively evaluated for impairment	10,530	7,170	7,182	2,007	1,517	940	29,346

Balance at September 30, 2011	$13,881	$9,851	$8,710	$2,325	$1,749	$940	$37,456

Loans-ending balances:
Individually evaluated for impairment	$40,700	$21,200	$9,012	$2,787	$257	$—	$73,956
Collectively evaluated for impairment	988,849	674,716	683,498	198,845	158,286	186,712	2,890,906
Loans acquired with deteriorated credit quality	—	—	—	—	—	19,252	19,252

Balance at September 30, 2011	$1,029,549	$695,916	$692,510	$201,632	$158,543	$205,964	$2,984,114

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Other real estate owned	$1,633	$3,831
Repossessed assets	664	1,096

Total	$2,297	$4,927

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of September 30, 2012
Core deposit intangibles	$14,800	$(6,772)	$8,028
Customer relationship intangibles	5,657	(1,899)	3,758
Mortgage servicing intangibles	931	(87)	844

Total	$21,388	$(8,758)	$12,630

(6)	JUNIOR SUBORDINATED DEBENTURES

The following is a summary of the Junior Subordinated Debentures:

	September 30, 2012	December 31, 2011
Issue	Amount	Amount	Rate	Maturity
	(Dollars in thousands)
BFC II	$26,804	$26,804	7.20%	03/31/2034
UNST I	—	2,062	3 month LIBOR + 1.65%	03/15/2036
FBCST I	—	7,217	3 month LIBOR + 2.85%	12/17/2033

Total	$26,804	$36,083

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

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,800,000 shares in May 2011. At September 30, 2012, 64,860 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2014. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2012 will become exercisable through the year 2018. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At September 30, 2012, 30,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2012 will become exercisable through the year 2015. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued stock to satisfy stock-based exercises, but reserves the right to use treasury stock purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term		Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Nine Months Ended September 30, 2012
Outstanding at December 31, 2011	1,298,431	$30.14
Options granted	—	—
Options exercised	(88,610)	17.11
Options canceled, forfeited or expired	—	—

Outstanding at September 30, 2012	1,209,821	31.10	8.40	Yrs	$14,354

Exercisable at September 30, 2012	655,871	25.03	5.27	Yrs	$11,764

The following table is a summary of the Company’s non-vested options as of September 30, 2012, and any changes during the nine months ended September 30, 2012:

Options
Non-vested at December 31, 2011	591,700
Options granted	—
Options vested	(37,750)
Options forfeited	—

Non-vested at September 30, 2012	553,950

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$—	$12.11	$—	$12.46
Total intrinsic value of options exercised	1,947	264	3,696	669
Cash received from options exercised	794	263	1,516	701
Tax benefit realized from options exercised	753	102	1,430	259

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Stock-based compensation expense	$391	$371	$1,189	$1,017
Tax	(151)	(144)	(460)	(394)

Stock-based compensation expense, net of tax	$240	$227	$729	$623

The Company will continue to amortize the remaining fair value of stock options, over the remaining vesting period of approximately seven years. The following table shows the remaining fair value of stock options:

September 30, 2012
(Dollars in thousands)
Fair value of stock options	$5,340

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method:

	Nine Months Ended September 30,
	2012		2011
Risk-free interest rate	1.74%		3.32%
Dividend yield	2.00%		2.00%
Stock price volatility	32.88%		28.86%
Expected term	10	Yrs	10	Yrs

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

The following table is a summary of the shares under the program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Number of shares repurchased	—	162,890	6,787	280,066
Average price of shares repurchased	—	$34.56	$37.70	$35.89
Shares remaining to be repurchased	—	263,834	234,964	263,834

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the

Company’s financial statements. Management believes, as of September 30, 2012, that the Company and BancFirst met all capital adequacy requirements to which they are subject. The required capital amounts and the Company’s and BancFirst’s respective ratios are shown in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2012:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$510,604	14.74%	$277,168	8.00%	N/A	N/A
BancFirst	485,030	14.04%	276,288	8.00%	$345,360	10.00%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$473,346	13.66%	$138,584	4.00%	N/A	N/A
BancFirst	447,772	12.97%	138,144	4.00%	$207,216	6.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$473,346	8.19%	$175,150	3.00%	N/A	N/A
BancFirst	447,772	7.76%	174,503	3.00%	$290,839	5.00%

As of September 30, 2012, BancFirst was considered to be “well capitalized” and there are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date. To be well capitalized under Federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $10 billion.

(9)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended September 30, 2012
Basic
Income available to common stockholders	$13,860	15,174,755	$0.91

Effect of stock options	—	272,639

Diluted
Income available to common stockholders plus assumed exercises of stock options	$13,860	15,447,394	$0.90

Three Months Ended September 30, 2011
Basic
Income available to common stockholders	$12,553	15,210,090	$0.82

Effect of stock options	—	261,569

Diluted
Income available to common stockholders plus assumed exercises of stock options	$12,553	15,471,659	$0.81

Nine Months Ended September 30, 2012
Basic
Income available to common stockholders	$39,594	15,155,035	$2.61

Effect of stock options	—	276,063

Diluted
Income available to common stockholders plus assumed exercises of stock options	$39,594	15,431,098	$2.57

Nine Months Ended September 30, 2011
Basic
Income available to common stockholders	$34,023	15,316,218	$2.22

Effect of stock options	—	286,905

Diluted
Income available to common stockholders plus assumed exercises of stock options	$34,023	15,603,123	$2.18

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended September 30, 2012	479,000	$39.21
Three Months Ended September 30, 2011	649,347	$38.61
Nine Months Ended September 30, 2012	597,200	$38.66
Nine Months Ended September 30, 2011	535,781	$38.86

(10)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2012
Securities available for sale	$—	$513,350	$10,356	$523,706
Derivative assets	—	4,175	—	4,175
Derivative liabilities	—	1,868	—	1,868
Loans held for sale	—	15,479	—	15,479
Mortgage servicing intangibles	—	—	844	844

September 30, 2011
Securities available for sale	$30,036	$541,662	$12,671	$584,369
Derivative assets	—	7,590	—	7,590
Derivative liabilities	—	6,017	—	6,017
Loans held for sale	—	13,066	—	13,066
Mortgage servicing intangibles	—	—	1,270	1,270

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Balance at the beginning of the year	$13,225	$10,837
Purchases, issuances and settlements	1,982	1,494
Sales	(611)	(223)
Losses included in earnings	(667)	(3)
Total unrealized (losses) gains	(2,729)	1,836

Balance at the end of the period	$11,200	$13,941

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the nine months ended September 30, 2012 and 2011, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis and the related gains or losses recognized during the period:

	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Nine Months Ended September 30, 2012
Impaired loans	—	—	$43,206	$43,206	$—
Foreclosed assets	—	—	$237	$237	$(84)
Other real estate owned	—	—	$9,559	$9,559	$(1,226)

Nine Months Ended September 30, 2011
Impaired loans	—	—	$25,694	$25,694	$—
Foreclosed assets	—	—	$501	$501	$—
Other real estate owned	—	—	$16,222	$16,222	$(562)

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

Cash and Cash Equivalents Include: Cash and Due from Banks, Federal Funds Sold and Interest-Bearing

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

The estimated fair values of the Company’s financial instruments are as follows:

	September 30,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,912,614	$1,912,614	$1,610,292	$1,610,292
Securities held for investment	16,769	17,080	22,677	23,257
Loans:
Loans (net of unearned interest)	3,116,096		2,984,114
Allowance for loan losses	(37,258)		(37,456)

Loans, net	3,078,838	3,143,799	2,946,658	2,979,289
FINANCIAL LIABILITIES
Deposits	5,253,505	5,275,969	4,887,332	4,898,752
Short-term borrowings	5,665	5,665	12,279	12,279
Long-term borrowings	11,255	11,333	28,049	28,236
Junior subordinated debentures	26,804	28,777	36,083	37,691
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,300		1,119
Letters of credit		458		439

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights which are valued quarterly) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities were not considered to be significant to the Company at September 30, 2012 or 2011.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

	September 30, 2012
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	724	$3,464
Derivative liabilities	Barrels	(724)	(1,948)
Natural Gas
Derivative assets	MMBTUs	4,227	1,424
Derivative liabilities	MMBTUs	(4,227)	(633)
Total Fair Value	Included in
Derivative assets	Other assets		4,175
Derivative liabilities	Other liabilities		(1,868)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Derivative income	$205	$128	$555	$326

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

September 30, 2012
(Dollars in thousands)
Credit exposure	$3,619

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

The results of operations and selected financial information for the four business units are as follows:

			Other	Executive,
	Metropolitan	Community	Financial	Operations	Elimin-	Consol-
	Banks	Banks	Services	& Support	ations	idated
	(Dollars in thousands)
Three Months Ended September 30, 2012
Net interest income (expense)	$13,267	$26,302	$1,777	$(514)	$—	$40,832
Noninterest income	2,840	11,153	7,404	14,881	(14,162)	22,116
Income before taxes	8,302	15,234	3,266	7,463	(14,015)	20,250

Three Months Ended September 30, 2011
Net interest income (expense)	$13,167	$26,518	$1,620	$(1,087)	$—	$40,218
Noninterest income	2,979	10,607	5,845	13,897	(13,211)	20,117
Income before taxes	7,612	14,867	2,217	6,557	(13,062)	18,191

Nine Months Ended September 30, 2012
Net interest income (expense)	$39,784	$79,317	$5,211	$(1,794)	$—	$122,518
Noninterest income	8,193	32,009	23,482	43,507	(41,274)	65,917
Income before taxes	24,954	45,433	11,664	19,682	(41,017)	60,716

Nine Months Ended September 30, 2011
Net interest income (expense)	$37,650	$75,576	$5,349	$(3,062)	$—	$115,513
Noninterest income	8,491	29,292	17,448	38,139	(35,844)	57,526
Income before taxes	22,492	41,703	7,849	15,647	(35,604)	52,087

Total Assets:
September 30, 2012	$1,892,444	$3,745,727	$126,704	$636,853	$(564,977)	$5,836,751
December 31, 2011	$1,738,426	$3,660,239	$153,872	$602,577	$(546,289)	$5,608,825
September 30, 2011	$1,660,756	$3,615,387	$134,984	$612,535	$(551,356)	$5,472,306

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

SUMMARY

BancFirst Corporation’s net income for the third quarter of 2012 was $13.9 million compared to $12.6 million for the third quarter of 2011. Diluted net income per common share was $0.90 and $0.81 for the third quarter of 2012 and 2011, respectively. For the first nine months of 2012, net income was $39.6 million compared to $34.0 million for the first nine months of 2011. Diluted net income per share for the first nine months of 2012 was $2.57 compared to $2.18 for the first nine months of 2011.

Net interest income for the third quarter of 2012 was $40.8 million, up slightly from the same period in 2011. The Company’s average earning assets grew $280 million from a year ago to $5.3 billion. The Company’s net interest margin for the third quarter of 2012 was 3.06% versus 3.20% a year ago as interest rates remain at historically low levels. The Company’s loan loss provision for the quarter was $233,000, down from $885,000 for the third quarter of 2011. At September 30, 2012, nonperforming assets were 0.86% of total assets compared to 0.88% at September 30, 2011. For the third quarter of 2012, net charge-offs were 0.05% compared to 0.07% for the same period a year ago. Noninterest income for the quarter totaled $22.1 million, a $2.0 million increase over the same period in 2011. The increases in revenues resulted primarily from growth in trust services, commercial deposit revenues, insurance commissions, treasury management services and income on mortgage loan sales. Noninterest expense for the third quarter was $42.5 million compared to $41.3 million a year ago, up 2.9%. In light of the additional tax credits realized in the quarter, the Company made a one-time contribution of $500,000 to its foundation which will help defray future contributions to community organizations. The Company’s effective tax rate was 31.6% for the third quarter of 2012 due largely to nonrecurring tax benefits realized from tax credit investments made in 2011 and 2012.

At September 30, 2012, the Company’s total assets were $5.8 billion, up $227.9 million or 4.1% over December 31, 2011. Total loans outstanding were $3.1 billion, up $102.6 million over December 31, 2011. Total deposits were $5.3 billion, up $215.8 million from December 31, 2011. Stockholders’ equity was $510.4 million, an increase of $27.3 million or 5.7% over December 31, 2011.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income Statement Data
Net interest income	$40,832	$40,218	$122,518	$115,513
Provision for loan losses	233	885	654	3,686
Securities transactions	385	50	4,643	1,374
Total noninterest income	22,116	20,117	65,917	57,526
Salaries and employee benefits	24,641	23,845	74,271	68,215
Total noninterest expense	42,465	41,259	127,065	117,266
Net income	13,860	12,553	39,594	34,023
Per Common Share Data
Net income – basic	0.91	0.82	2.61	2.22
Net income – diluted	0.90	0.81	2.57	2.18
Cash dividends	0.29	0.27	0.83	0.77
Performance Data
Return on average assets	0.96%	0.91%	0.93%	0.86%
Return on average stockholders’ equity	10.86	10.50	10.59	9.66
Cash dividend payout ratio	31.87	32.93	31.80	34.68
Net interest spread	2.87	2.99	2.94	2.94
Net interest margin	3.06	3.20	3.13	3.18
Efficiency ratio	67.46	68.38	67.43	67.77
Net charge-offs to average loans	0.05	0.07	0.05	0.09

Net Interest Income

For the three months ended September 30, 2012, net interest income, which is the Company’s principal source of operating revenue, increased slightly by 1.5% compared to the three months ended September 30, 2011. Interest expense decreased due to interest rates remaining at historically low levels. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin decreased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, as shown in the preceding table, which was due to continued low interest rates, the rolloff of higher yielding earning assets and an increase in earning assets at relatively low rates. If interest rates and/or loan volume do not increase, management expects continued compression of its net interest margin for the remainder of 2012 as higher yielding loans and securities mature and are replaced at current market rates.

Net interest income for the nine months ended September 30, 2012 increased $7.0 million, or 6.1% compared to the nine months ended September 30, 2011. The increase was largely due to the increase in the Company’s average loans and approximately $3.3 million related to the ongoing operations of the Company’s July 2011 acquisition. The net interest margin for the nine months ended September 30, 2012 decreased compared to the nine months ended September 30, 2011 as shown in the preceding table due to the factors stated in the preceding paragraph.

Provision for Loan Losses

For the three months ended September 30, 2012, the Company’s provision for loan losses was $233,000, a decrease of $652,000 compared to the same period a year ago. The decrease in the provision for loan losses during the third quarter of 2012 compared to the same quarter in 2011 is reflective of the decreasing trend in classified loans and a decrease in net charge-offs. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses. Net loan charge-offs were $411,000 for the third quarter of 2012, compared to $521,000 for the third quarter of 2011. The rate of net charge-offs to average total loans is presented in the preceding table.

For the nine months ended September 30, 2012, the Company’s provision for loan losses was $654,000, a decrease of $3.0 million compared to the same period of 2011. Net loan charge-offs were $1.1 million for the nine months ended September 30, 2012, compared to $2.0 million for the nine months ended September 30, 2011.

Noninterest Income

Noninterest income increased $2.0 million or 9.9% for the three months ended September 30, 2012 compared to the same period in 2011. The increase in noninterest income revenues resulted primarily from growth in trust services, commercial deposit revenues, insurance commissions, treasury management services and income on mortgage loan sales.

Noninterest income for the nine months ended September 30, 2012, increased $8.4 million or 14.6% compared to the same period in 2011. The increases in revenues were primarily from a $4.5 million pretax securities gain from the sale of an investment by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst. In addition, the ongoing operations of the Company’s July 2011 acquisition added approximately $1.4 million, along with increased revenues from trust services, commercial deposit revenues, insurance commissions and treasury management services.

The Company had income from debit card usage totaling $12.3 million and $11.3 million during the nine months ended September 30, 2012 and 2011, respectively. The Dodd-Frank Act has given the Federal Reserve the authority to establish rules regarding debit card interchange fees charged for electronic debit transactions by payment card issuers. Because of the uncertainty as to any future rulemaking by the Federal Reserve and the inability to forecast competitive responses, the Company cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of income from debit card usage reported in future periods.

Noninterest Expense

For the three months ended September 30, 2012, noninterest expense increased $1.2 million or 2.9%, compared to the three months ended September 30, 2011. The increase in noninterest expense was related to an increase in salaries and benefits of approximately $795,000, and a one-time contribution of $500,000 the Company made to its foundation, which will help defray future contributions to community organizations.

Noninterest expense included deposit insurance expense which totaled $745,000 for the three months ended September 30, 2012, compared to $786,000 for the three months ended September 30, 2011. The decrease in deposit insurance expense during the third quarter of 2012 compared to the same quarter of 2011 was primarily related to the change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined, which became effective in 2011 and is more fully discussed in the Company’s 2011 Form 10-K.

For the nine months ended September 30, 2012, noninterest expense increased $9.8 million or 8.4% compared to the nine months ended September 30, 2011. Included in the 2012 noninterest expense was $1.6 million in merger related costs and approximately $500,000 of expenses related to the sale of the previously mentioned contribution. Additionally, the nine months ended September 30, 2012 included approximately $4.2 million of ongoing operating expenses related to the July 2011 bank acquisition, net expense on other real estate of $1.2 million, an increase in salaries and benefits and the contribution mentioned above.

Noninterest expense included deposit insurance expense which totaled $2.2 million for the nine months ended September 30, 2012, compared to $3.0 million for the nine months ended September 30, 2011. The decrease in deposit insurance expense during the third quarter of 2012 compared to the same quarter of 2011 was primarily related to the change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined, which became effective in 2011.

Income Taxes

The Company’s effective tax rate on income before taxes was 31.6% for the third quarter of 2012, compared to 31.0% for the third quarter of 2011.

The Company’s effective tax rate on income before taxes was 34.8% for the first nine months of 2012, compared to 34.7% for the first nine months of 2011.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2012	2011	2011
	(unaudited)		(unaudited)
Balance Sheet Data
Total assets	$5,836,751	$5,608,825	$5,472,306
Total loans	3,116,096	3,013,498	2,984,114
Allowance for loan losses	37,258	37,656	37,456
Securities	540,475	614,977	607,046
Deposits	5,253,505	5,037,735	4,887,332
Stockholders’ equity	510,387	483,041	474,396
Book value per share	33.58	31.95	31.36
Tangible book value per share	29.82	28.07	27.52
Average loans to deposits (year-to-date)	60.11%	60.64%	60.52%
Average earning assets to total assets (year-to-date)	92.66	92.49	92.40
Average stockholders’ equity to average assets (year-to-date)	8.78	8.85	8.89
Asset Quality Ratios
Nonperforming and restructured loans to total loans	1.30%	0.76%	1.06%
Nonperforming and restructured assets to total assets	0.86	0.71	0.88
Allowance for loan losses to total loans	1.20	1.25	1.26
Allowance for loan losses to nonperforming and restructured loan	91.73	163.54	118.87

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and Federal funds sold as of September 30, 2012 increased $204.5 million from December 31, 2011 and increased $302.3 million from September 30, 2011. The increase was primarily due to increased deposits. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the high degree of counterparty instability in the Federal funds market and near zero overnight Federal funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

Securities

At September 30, 2012, total securities decreased $74.5 million compared to December 31, 2011 and decreased $66.6 million compared to September 30, 2011. The size of the Company’s securities portfolio is a function of liquidity management and excess funds available for investment. The Company has maintained a very liquid securities portfolio to provide funds for loan growth. The net unrealized gain on securities available for sale, before taxes, was $10.3 million at September 30, 2012, compared to an unrealized gain of $14.6 million at December 31, 2011, and an unrealized gain of $15.6 million at September 30, 2011. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $6.7 million, $9.4 million and $10.2 million respectively. With interest rates remaining at historically low levels, the Company has purchased more floating rate securities, which now comprise approximately 67% of the securities portfolio.

Loans (Including Acquired Loans)

At September 30, 2012, total loans were up $102.6 million or 3.4% from December 31, 2011 and $132.0 million or 4.4% from September 30, 2011 due primarily to the acquisition made in July 2011 and internal growth.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At September 30, 2012, the allowance for loan losses decreased $398,000 or 1.1% from December 31, 2011, and $198,000 or 0.5% from September 30, 2011. The allowance for loan losses as a percentage of total loans and the allowance to nonperforming and restructured loans are shown in the preceding table.

The fair value adjustment on acquired loans contains a market component to adjust the rates on the loans to fair value and a credit component to absorb potential and identified credit exposures in the acquired loans. The credit component was $3.1 million at September 30, 2012, $3.7 million at December 31, 2011, and $3.7 million at September 30, 2011 while the acquired loans outstanding were $136.6 million, $193.4 million and $206.0 million, respectively. The decrease in the credit component as of September 30, 2012, was due to improved asset quality, lower loan volumes and the early settlement of the loan escrow agreement.

Nonperforming Loans, Restructured Loans and Other Real Estate Owned

Nonperforming and restructured loans totaled $40.6 million at September 30, 2012, compared to $23.0 million at December 31, 2011 and $31.5 million at September 30, 2011. The increase in restructured loans in 2012 was due primarily to the principal deferral of one real estate credit valued at approximately $18.0 million. This loan was evaluated by management and determined to be well collateralized. Additionally, none of the concessions granted involved a principal reduction or a change from the current market rate of interest. Collateral value will be monitored periodically to evaluate possible impairment. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material. The level of nonperforming loans and loan losses may rise over time as a result of economic conditions. Nonperforming and restructured assets, as a percentage of total loans, is shown in the preceding table.

Other real estate owned and repossessed assets totaled $9.8 million at September 30, 2012, compared to $16.6 million at December 31, 2011 and $16.7 million at September 30, 2011. The decrease was due to the sale of a commercial real estate property in the first quarter of 2012.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $5.2 million of these loans at September 30, 2012 compared to $26.3 million at December 31, 2011 and $6.4 million at September 30, 2011. These loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Liquidity and Funding

Deposits

At September 30, 2012, total deposits increased $215.8 million compared to December 31, 2011 and $366.2 million compared to September 30, 2011. The increase was due to internal deposit growth due in part to FDIC coverage on noninterest-bearing accounts and low yields on alternative investments. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s deposit base continues to be comprised substantially of core deposits, with certificates of deposit exceeding $100,000 being only 7.4% of total deposits at September 30, 2012, compared to 8.2% at December 31, 2011 and 10.0% at September 30, 2011. Noninterest-bearing deposits to total deposits were 36.7% at September 30, 2012, compared to 33.8% at December 31, 2011 and 33.2% at September 30, 2011.

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

Short-Term Borrowings

Short-term borrowings, consisting primarily of Federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. As of September 30, 2012, short-term borrowings were $5.7 million, a decrease of $2.6 million from December 31, 2011, and a decrease of $6.6 million from September 30, 2011.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $525.0 million, are pledged as collateral for the borrowings under the line of credit. As of September 30, 2012 the Company had approximately $11.3 million in advances outstanding due to acquisitions. The advances mature at varying dates through 2014.

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

Capital Resources

At September 30, 2012, stockholders’ equity increased $27.3 million from December 31, 2011 and $36.0 million from September 30, 2011. In addition to net income of $39.6 million, other changes in stockholders’ equity during the nine months ended September 30, 2012 included $2.2 million related to stock option exercises, $1.2 million related to stock-based compensation partially offset by $12.6 million in dividends and a $2.7 million decrease in other comprehensive income. Stockholders’ equity has continued to increase due to net earnings retained, stock option exercises and unrealized gains on securities, partially offset by common stock repurchases, dividends and unrealized losses on securities. The ratios of average stockholders’ equity to average assets are in the preceding table. The Company redeemed $9.3 million of trust preferred securities and related debentures in June 2012. The Company’s leverage ratio and total risk-based capital ratio were 8.19% and 14.74%, respectively, at September 30, 2012, well in excess of the regulatory minimums.

See Note (8) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

CONTRACTUAL OBLIGATIONS

There have not been any material changes in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis, which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, other than the redemption of $9.3 million of trust preferred securities and related debentures in June 2012.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,093,928	$42,112	5.40%	$2,957,867	$42,167	5.66%
Securities – taxable	516,187	1,681	1.29	563,791	2,754	1.94
Securities – tax exempt	47,649	563	4.69	68,179	773	4.50
Interest-bearing deposits w/ banks & FFS	1,667,921	1,071	0.25	1,455,577	930	0.25

Total earning assets	5,325,685	45,427	3.38	5,045,414	46,624	3.67

Nonearning assets:
Cash and due from banks	141,353			152,892
Interest receivable and other assets	306,079			310,065
Allowance for loan losses	(37,533)			(37,189)

Total nonearning assets	409,899			425,768

Total assets	$5,735,584			$5,471,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$693,616	$224	0.13%	$731,347	$342	0.19%
Savings deposits	1,783,662	1,412	0.31	1,759,400	1,902	0.43
Time deposits	854,967	2,093	0.97	946,326	2,915	1.22
Short-term borrowings	6,521	7	0.43	13,188	26	0.78
Long-term borrowings	11,282	84	2.95	32,933	332	4.00
Junior subordinated debentures	26,804	492	7.28	35,219	525	5.91

Total interest-bearing liabilities	3,376,852	4,312	0.51	3,518,413	6,042	0.68

Interest-free funds:
Noninterest-bearing deposits	1,825,053			1,445,458
Interest payable and other liabilities	27,404			32,934
Stockholders’ equity	506,275			474,377

Total interest free funds	2,358,732			1,952,769

Total liabilities and stockholders’ equity	$5,735,584			$5,471,182

Net interest income		$41,115			$40,582

Net interest spread			2.87%			2.99%

Net interest margin			3.06%			3.20%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2012			2011
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,064,584	$126,126	5.48%	$2,858,171	$121,861	5.70%
Securities – taxable	523,953	6,174	1.57	575,604	9,391	2.18
Securities – tax exempt	50,874	1,847	4.84	74,787	2,668	4.77
Interest-bearing deposits w/ banks & FFS	1,620,688	3,105	0.26	1,384,558	2,632	0.25

Total earning assets	5,260,099	137,252	3.48	4,893,120	136,552	3.73

Nonearning assets:
Cash and due from banks	144,471			143,891
Interest receivable and other assets	309,874			295,282
Allowance for loan losses	(37,610)			(36,439)

Total nonearning assets	416,735			402,734

Total assets	$5,676,834			$5,295,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$718,997	$758	0.14%	$722,354	$1,144	0.21%
Savings deposits	1,737,242	4,356	0.33	1,657,603	7,470	0.60
Time deposits	871,749	6,747	1.03	922,857	8,776	1.27
Short-term borrowings	7,255	23	0.42	8,816	33	0.50
Long-term borrowings	12,832	280	2.91	34,153	833	3.26
Junior subordinated debentures	32,504	1,643	6.73	31,007	1,575	6.79

Total interest-bearing liabilities	3,380,579	13,807	0.54	3,376,790	19,831	0.79

Interest-free funds:
Noninterest-bearing deposits	1,770,283			1,419,904
Interest payable and other liabilities	27,749			28,494
Stockholders’ equity	498,223			470,666

Total interest free funds	2,296,255			1,919,064

Total liabilities and stockholders’ equity	$5,676,834			$5,295,854

Net interest income		$123,445			$116,721

Net interest spread			2.94%			2.94%

Net interest margin			3.13%			3.18%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2011, the date of its most recent annual report to stockholders.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Senior Vice President of Corporate Finance and Treasurer, Controller and General Counsel have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

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

Item 1A. Risk Factors.

Except as set forth below, as of September 30, 2012, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated June 15, 2004 (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designation of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

3.5	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

Exhibit Number	Exhibit

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.9	Form of Indenture relating to the Union National Bancshares, Inc. (BancFirst Corp. as successor) Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

4.10	Form of Indenture relating to the FBC Financial Corporation (BancFirst Corp. as successor) Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011 and incorporated herein by reference).

10.1	Tenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s registration statement on Form S-8, File No. 333-175914 dated July 29, 2011, and incorporated herein by reference).

10.2	BancFirst Corporation Employee Stock Ownership and Trust Agreement adopted December 21, 2006 effective January 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008 and incorporated herein by reference).

10.3	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.5	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.6	Amendment (Code Section 415 Compliance) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.8	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.10	Amendment to the Amended and Restated BancFirst Corporation Employee Ownership Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION (Registrant)

Date: November 8, 2012	/s/ Joe T. Shockley, Jr.
Joe T. Shockley, Jr.
Executive Vice President
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)