Form 10-K
period 2012-12-31
BANCFIRST CORP /OK/
filed 2013-03-18
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2012 was approximately $300,322,659.

As of February 28, 2013, there were 15,250,327 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders of the registrant (the “2013 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

BANCFIRST CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is an Oklahoma business corporation and a financial holding company under Federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust II (a Delaware business trusts), 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities, and 100% of BancFirst Insurance Services, Inc., an Oklahoma business corporation operating as an independent insurance agency.

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

The Company’s strategy focuses on providing a full range of commercial banking services to retail customers and small to medium-sized businesses in both the non-metropolitan trade centers and cities in the metropolitan statistical areas of Oklahoma. The Company operates as a “super community bank”, managing its community banking offices on a decentralized basis, which permits them to be responsive to local customer needs. Underwriting, funding, customer service and pricing decisions are made by presidents in each market within the Company’s strategic parameters. At the same time, the Company generally has a larger lending capacity, broader product line and greater operational scale than its principal competitors in the non-metropolitan market areas (which typically are independently-owned community banks). In the metropolitan markets served by the Company, the Company’s strategy is to focus on the needs of local businesses that are not served adequately by larger institutions.

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

The Bank provides a wide range of retail and commercial banking services, including: commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; trust services; retail brokerage services; and other services tailored for both individual and corporate customers. Through its Technology and Operations Center, the Bank provides item processing, research and other correspondent banking services to financial institutions and governmental units.

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

The Company had approximately 1,635 full-time equivalent employees at December 31, 2012, compared to approximately 1,641 full-time equivalent employees at December 31, 2011. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

Management believes the Company is in an advantageous competitive position operating as a “super community bank.” Under this strategy, the Company provides a broad line of financial products and services to small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and neither offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s market share of deposits for Oklahoma was 6.88% as of June 30, 2012 and 6.90% as of June 30, 2011 (including 1st Bank Oklahoma acquired in July 2011).

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

Control of Company

Affiliates of the Company beneficially own approximately 53% of the outstanding shares of the Company’s common stock as of February 28, 2013. Under Oklahoma law and the Company’s Certificate of Incorporation, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the affiliates have the ability to control the business and affairs of the Company.

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

The primary goals of the bank regulatory framework are to maintain a safe and sound banking system and to facilitate the conduct of monetary policy. This regulatory framework is intended primarily for the protection of a financial institution’s depositors, rather than the institution’s stockholders and creditors. The following discussion describes certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their subsidiaries and provides certain specific information relevant to the Company, which is both a bank holding company and a financial holding company. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed. Further, such statutes, regulations and policies are continually under review by Congress and state legislatures, and Federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company, including changes in interpretation or implementation thereof, could have a material effect on the Company’s business.

Regulatory Agencies

As a financial holding company and a bank holding company, the Company is subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, and other legislation (as so amended, the

“Bank Holding Company Act”), as well as other Federal and state laws governing the banking business. The Bank Holding Company Act (“the BHC Act”) provides generally for regulation of financial holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. Additionally, the Company is under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other restrictions and requirements of the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as a company whose shares are traded on the NASDAQ Global Select Market System, the rules of the NASDAQ Stock Market, Inc. (the “NASDAQ”).

The Company’s banking subsidiary, BancFirst, is chartered by the State of Oklahoma and at the state level is supervised and regulated by the Oklahoma State Banking Department under the Oklahoma Banking Code. BancFirst has elected not to be a member of the Federal Reserve System and, consequently, is supervised and regulated by the FDIC at the Federal level. The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC to the extent provided by law.

The Federal Reserve Board supervises non-banking activities conducted by companies directly and indirectly owned by the Company. In addition, the Company’s non-banking subsidiaries are subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Company and its ability to make distributions to stockholders.

Bank Holding Company and Financial Holding Company Activities

The list of activities permitted by the Federal Reserve Board includes, among other things: lending; operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders and travelers’ checks; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. These activities may also be affected by other Federal legislation.

However, Federal and state laws impose notice and approval requirements for mergers and acquisitions of other depository institutions or bank holding companies. Prior Federal Reserve Board approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares or substantially all of the assets of a bank holding company (including a financial holding company) or a bank. In determining whether to approve a proposed bank acquisition, Federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, and future prospects including current and projected capital ratios and levels, the competence, experience, and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the CRA, and the effectiveness of the acquiring institution in combating money laundering activities.

As a bank holding company that has elected to become a financial holding company pursuant to the BHC Act, the Company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and other activities that the Federal Reserve Board, in consultation with the Secretary of the U.S. Treasury, determines from time to time to be financial in nature or incidental to such financial activity or is complementary to a financial activity and does not pose a safety and soundness risk.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Requirements,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed’ under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve Board’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not return to compliance within 180 days, the Federal Reserve Board may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

In order for a financial holding company to commence any new activity permitted by the BHC Act or to acquire a company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the Community Reinvestment Act. See the section captioned “Community Reinvestment Act” included elsewhere in this item.

The Federal Reserve Board has the power to order any bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when the Federal Reserve Board has reasonable grounds to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial soundness, safety or stability of any bank subsidiary of the bank holding company.

The Dodd-Frank Act amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. In October 2011, federal regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal. Although the comment period has been closed for some time, a final rule has not been adopted. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and its subsidiaries, as the Company does not engage in the businesses prohibited by the Volcker Rule. The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until a final rule is adopted, the precise financial impact of the rule on the Company, its customers or the financial industry more generally, cannot be determined.

Dividend Restrictions

Various Federal and state statutory provisions and regulations limit the amount of dividends the Company’s subsidiary bank and certain other subsidiaries may pay without regulatory approval. The payment of dividends by its subsidiary bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has formal and informal policies which provide that insured banks should generally pay dividends only out of current operating earnings.

In October 2012, as required by the Dodd-Frank Act, the Federal Reserve Board announced publication of final rules regarding company-run stress testing, utilizing methodologies providing for results under at least three different sets of conditions, including baseline, adverse, and severely adverse conditions. It is anticipated that the capital ratios reflected in the stress test calculations will be an important factor considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. The rules apply to institutions with average total consolidated assets greater than $10 billion and, accordingly, do not currently apply to the Company, which had total consolidated assets at December 31, 2012 of approximately $6 billion. However, while the Federal Reserve Board has stated that smaller banking organizations such as the Company are not required or expected to conduct the types of stress-testing specifically mandated by the rules, they continue to emphasize that all banking institutions, regardless of size, should have the capacity to analyze the potential impact of adverse outcomes on their financial condition.

Transactions with Affiliates

The Company and the Bank are deemed affiliates of each other within the meaning of the Federal Reserve Act, and covered transactions between affiliates are subject to certain restrictions, including compliance with Sections 23A and 23B of the Federal Reserve Act and their implementing regulations. Generally, Sections 23A and 23B: (1) limit the extent to which a financial institution or its subsidiaries may engage in covered transactions (a) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution’s capital and surplus, and (b) with all affiliates, in the aggregate to an amount equal to 20% of such capital and surplus; and (2) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as the terms provided or that would be provided to a non-affiliate. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

Capital Requirements

The Company and the Bank are subject to the regulatory capital requirements administered by the Federal Reserve Board and, for the Bank, the FDIC. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. The risk-based guidelines define a three-tier capital framework. Core, or “Tier 1” capital, consists of common and qualifying preferred stockholders’ equity, less certain intangibles and other adjustments. Supplementary or “Tier 2” capital includes, among other items, certain other debt and equity investments that do not qualify as Tier 1 capital. Market risk, or “Tier 3” capital, includes qualifying unsecured subordinated debt. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%.

Applicable banking regulations also require banking holding companies and banks to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3%. The principal objective of this measure is to place a constraint on the maximum degree to which banking organizations can leverage their equity capital base. These ratio requirements are minimums. Any institution operating at or near those levels would be expected by the regulators to have well-diversified risk, including no undue interest rate risk exposures, excellent asset quality, high liquidity, and good earnings and, in general, would have to be considered a strong banking organization. All other organizations and any institutions experiencing or anticipating significant growth are expected to maintain capital ratios at least one to two percent above the minimum levels, and higher capital ratios can be required if warranted by particular circumstances or risk profile.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) for classifying insured depository institutions, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures, and requires the respective Federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. Such regulations establish progressively more restrictive constraints on operations, management and capital distributions depending on the category in which an institution is classified. See the section captioned “Prompt Corrective Action” included elsewhere in this item.

To be “well capitalized” under Federal bank regulatory agency definitions, a depository institution must have (i) a Tier 1 risk-based capital ratio of 6% or greater, (ii) a total risk-based capital ratio of 10% or greater, and (iii) a leverage ratio of 5% or greater. An “adequately capitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of 4% or greater, (ii) a total risk-based capital ratio of 8% or greater, and (iii) a leverage ratio of 4% or greater, and an “undercapitalized” bank is defined as one that has (i) a Tier 1 risk-based capital ratio of less than 4%, (ii) a total risk-based capital ratio of less than 8%, and (iii) a leverage ratio of less than 4%. A bank is considered “significantly undercapitalized” if the bank has (i) a Tier 1 risk-based capital ratio of less than 3%, (ii) a total risk-based capital ratio of less than 6%, and (iii) a leverage ratio of less than 3%, and “critically undercapitalized” if the bank has a ratio of tangible equity to average quarterly tangible assets equal to or less than 2%. The applicable Federal regulatory agency for a bank that is “well capitalized” may reclassify it as an “adequately capitalized” or “undercapitalized” institution and subject it to the supervisory actions applicable to the next lower capital category, if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. Under Federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to Federal regulatory authorities, including the termination of deposit insurance by the FDIC and seizure of the institution. As of December 31, 2012, the Bank had a Tier 1 ratio of 12.54%, a combined Tier 1 and Tier 2 ratio of 13.61%, and a leverage ratio of 7.63% and, accordingly, was considered to be “well capitalized” as of such date.

The Federal Reserve Board has established minimum risk based capital guidelines and leverage ratio guidelines for bank holding companies that are substantially similar to those adopted by bank regulatory agencies with respect to depository institutions. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies that meet certain specified criteria, including those having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. As of December 31, 2012, the Company had a Tier 1 ratio of 13.29%, a combined Tier 1 and Tier 2 ratio of 14.36%, and a leverage ratio of 8.10% and, accordingly, was in compliance with all of the Federal Reserve Board’s capital guidelines.

The Federal Deposit Insurance Act (“FDI Act”) requires Federal bank regulatory agencies to take “prompt corrective action” with respect to FDIC-insured depository institutions that do not meet minimum capital requirements. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation.

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

The Federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervisions (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2004, the Basel Committee on Banking Supervision published a new capital accord to replace Basel I, with an update in November 2005 (“Basel II”). Basel II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced or A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also sets capital requirements for operational risk and refines the existing capital requirements for market risk exposures.

In July 2007, the U.S. banking and thrift agencies reached an agreement on the implementation of the capital adequacy regulations and standards based on Basel II. In November 2007, the agencies approved final rules to implement the new risk-based capital requirements in the United States for large, internationally active banking organizations, or “core banks”—defined as those with consolidated total assets of $250 billion or more or consolidated balance sheet foreign exposures of $10 billion or more. The final rule was effective as of April 1, 2008. We are not a core bank and do not apply the BIS II approach to computing risk-weighted assets.

In response to the recent economic and financial industry crisis, the Basel Committee on Banking Supervision and their oversight body—the Group of Central Bank Governors and Heads of Supervision (GHOS)—set out in late 2009 to work on global initiatives to strengthen the financial regulatory system. In July 2010, the GHOS agreed on key design elements and in September 2010 agreed to transition and implementation measures. This work is known as Basel III, and it is designed to strengthen the regulation, supervision and risk management of the banking sector. In particular, Basel III will strengthen existing capital requirements and introduce a global liquidity standard.

In June 2012, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) jointly issued three notices of proposed rulemaking (“NPRs”) to, among other things; implement the Basel III minimum capital requirements. The comment period on the NPRs expired on October 22, 2012. Following the receipt of comment letters from multiple U.S. financial institutions, on November 9, 2012, the Federal Reserve Board, the FDIC, and the OCC indefinitely delayed the start date for the Basel III capital requirements and stated that they did not expect the final rules to implement the Basel III capital requirements to be in effect on January 1, 2013, the initial deadline. If approved, in their current form, the NPRs would be effective over a phased-in-period from 2013 to 2019. We are in the process of evaluating the impact of the proposed rules on both the Company and the Bank.

Prompt Corrective Action

The FDI Act, requires among other things, the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements, as discussed above in the section entitled “Capital Requirements.” An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDI Act generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company under the guaranty is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, dismissal of certain senior executive officers or directors, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDI Act provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

Deposit Insurance Assessments

The deposits of the Bank are insured up to the applicable limits by the DIF, of the FDIC. Under current law, the basic deposit insurance limit is $250,000 per depositor. From December 31, 2010 to December 31, 2012, the Dodd-Frank Act provided unlimited FDIC insurance for all noninterest-bearing transaction accounts, regardless of amount.

The FDIC maintains the DIF by assessing each depository institution an insurance premium. The FDIC’s risk-based assessment system requires members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution.

In October 2010, the FDIC adopted a new plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. In February 2011, the FDIC issued a final rule, effective April 1, 2011, to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, and to update the assessment rates. The DIF assessment base rate currently ranges from 2.5 to 45 basis points for institutions that do not trigger factors for brokered deposits and unsecured debt, and higher rates for those that do trigger those risk factors. On October 9, 2012, the FDIC revised this guidance to clarify definitions used to identify concentrations in certain high risk assets of depository institutions with more than $10 billion in assets. This guidance will be effective April 1, 2013, and provides for higher premiums in cases where high risk assets are in excess of prescribed thresholds.

At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of December 31, 2012, $9.7 million in prepaid deposit insurance is included in other assets in the accompanying consolidated balance sheet.

The Company’s FDIC insurance expense totaled $2.9 million, $3.7 million and $5.7 million in 2012, 2011 and 2010, respectively. FDIC insurance expense includes deposit insurance assessments as well as Financing Corporation (“FICO”) assessments. All FDIC-insured depository institutions must pay an annual FICO assessment to provide funds for the payment of interest on bonds issued by FICO during the 1980s to resolve the thrift bailout. FDIC-insured depository institutions paid an average of 66 cents for each $100 of assessable deposits in 2012.

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

Safety and Soundness Standards

The FDI Act requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the

“prompt corrective action” provisions of the FDI Act. See “—Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”) is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The Patriot Act substantially broadened the scope of the U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply various requirements of the Patriot Act to financial institutions such as the Bank. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing, and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act also requires Federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Community Reinvestment Act

The Community Reinvestment Act of 1977, or the CRA, requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulations take into account CRA rating when considering approval of a proposed transaction. During its last examination, a rating of “satisfactory” was received by the Bank.

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, as amended by the Dodd-Frank Act (the “Riegle-Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, control no more more than 10% of the total amount of deposits of insured depository institutions nationwide and no more than 30% of such deposits in that state (or such amount as set by the state if such amount is lower than 30%).

The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to either acquire existing banks and to establish new branches in other states where authorized under the laws of those states. Effective July 21, 2011, the Dodd-Frank Act also required that a bank holding company or bank be well-capitalized and well-managed (rather than simply adequately capitalized and adequately managed) in order to take advantage of these interstate banking and branching provisions.

Depositor Preference

The FDI Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors with respect to any extensions of credit they have made to such insured depository institution.

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

•

enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks ( commonly known as the Volcker Rule);

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

In general, more stringent capital, liquidity and leverage requirements are expected to impact our business as the Dodd-Frank Act is fully implemented. The Federal agencies have issued rules which apply directly to larger institutions with either more than $50 billion in assets or more than $10 billion in assets, such as Federal Reserve regulations for financial institutions deemed systemically significant. The Federal Reserve and the FDIC have issued rules requiring stress tests and the Federal Reserve has proposed rules to implement the Volcker Rule. Further, the requirements and policies imposed on larger institutions may, in some cases, become “best practices” for smaller institutions. Therefore, as a result of the changes required by the Dodd-Frank Act, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices. These changes may also require us to devote significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

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

In addition to the provisions of the GLB Act that authorize state nonmember banks to invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) on the same conditions that apply to national banks, Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) provides that FDIC-insured state banks such as BancFirst may engage directly or through a subsidiary in certain activities that are not permissible for a national bank, if the activity is authorized by applicable state law, the FDIC determines that the activity does not pose a significant risk to the DIF, and the bank is in compliance with its applicable capital standards.

Securities Laws

The Company’s common stock is publicly held and listed on the NASDAQ Global Select Market, and the Company is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the SEC promulgated thereunder as well as listing requirements of the NASDAQ. In addition, the Dodd-Frank Act includes provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including the Company, as described above under “the Dodd-Frank Act”.

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

ATTENTION: Randy Foraker

Executive Vice President

(405) 270-1044

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

Our business is affected by conditions outside our control, including the rate of economic growth in general, the level of unemployment, increases in inflation and the level of interest rates. Economic conditions affect the level of demand for and the profitability of our products and services. A slowdown in the general economic recovery, particularly in Oklahoma, could negatively impact our business. The fiscal and monetary policies of the United States government and its level of indebtedness may have an impact on interest rates and inflation, which may adversely affect our profitability and financial condition. Our profitability is greatly dependent upon our earning a positive interest spread between our loan and securities portfolio, and our funding deposits and borrowings. Changes in the level of interest rates, or a prolonged unfavorable interest rate environment, or a decrease in our level of deposits that increases our cost of funds could negatively affect our profitability and financial condition.

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

Our FDIC insurance related costs were $2.9 million for the year ended December 31, 2012 compared with $3.7 million and $5.7 million for the years ended December 31, 2011 and 2010, respectively. We are unable to predict the impact in future periods; including whether and when additional special assessments will occur, in the event the economic crisis continues.

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

The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. Many of these provisions are subject to further study, rulemaking, and the discretion of regulatory bodies, such as the Financial Stability Oversight Council, which will regulate the systemic risk of the financial system. While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions with assets over $10 billion and most likely to affect institutions with assets greater than $50 billion, the Dodd-Frank Act also contains many provisions which will affect smaller institutions such as ours in substantial ways. For example, one year after the date of its enactment, the Dodd-Frank Act eliminated the Federal prohibitions on paying interest on business checking accounts, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. Compliance with the Dodd-Frank Act’s provisions may curtail our revenue opportunities, increase our operating costs, require us to hold higher levels of regulatory capital or liquidity or both or otherwise adversely affect our business or financial results in the future. Our management continues to actively review the provisions of the Dodd-Frank Act and assess its probable impact on our business, financial condition, and results of operations. However, because many aspects of the Dodd-Frank Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on us at this time.

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

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to losses, which could have a material negative effect on our financial condition and results of operations.

Loans secured by real estate have been a large portion of our loan portfolio. At December 31, 2012, this percentage was 66.0% compared to 65.2% at December 31, 2011. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. Although we were not, and are not, involved in subprime lending, the ramifications of the subprime lending crisis and the turmoil in the financial and capital markets that followed have been far-reaching, with real estate values declining and unemployment and bankruptcies rising throughout the nation, including the region we serve. The ability of our borrowers to repay their loans could be adversely impacted by the significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for loan losses. In addition, because multi-family and commercial real estate (“CRE”) loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

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

Our directors and executive officers, as a group, beneficially owned approximately 53% of our outstanding common stock as of February 28, 2013. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors. The directors and executive officers may vote to cause us to take actions with which our other stockholders do not agree.

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

Item 4. Mine Safety Disclosures.

None.

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

	Price Range
	High	Low	Cash Dividends Declared
2012
Fourth Quarter	$44.90	$40.00	$0.29
Third Quarter	$44.00	$40.00	$0.29
Second Quarter	$44.00	$36.49	$0.27
First Quarter	$44.00	$37.56	$0.27

2011
Fourth Quarter	$40.85	$31.35	$0.27
Third Quarter	$39.98	$30.50	$0.27
Second Quarter	$43.06	$35.03	$0.25
First Quarter	$44.67	$40.50	$0.25

As of February 28, 2013 there were 321 holders of record of the Common Stock. The closing price of our Common Stock on February 28, 2013 was $40.04 per share.

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

Stock Repurchases

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2012 there were 234,964 shares remaining that could be repurchased under the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

No purchases were made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2012.

Performance Graph

The Company’s performance graph is incorporated by reference from “Company Performance” contained on the last page of this 10-K report.

Item 6. Selected Financial Data.

The following table sets forth certain historical consolidated financial data as of and for the five years ended December 31, 2012. The historical consolidated financial data has been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes included elsewhere in this report.

	At and for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Income Statement Data
Net interest income	$164,815	$156,897	$142,757	$131,304	$139,006
Provision for loan losses	3,100	4,515	2,954	10,389	10,676
Noninterest income	87,717	76,961	69,938	66,881	74,486
Noninterest expense	170,428	158,646	144,095	139,117	135,006
Net income	51,900	45,621	42,309	32,609	44,358
Balance Sheet Data
Total assets	$6,022,250	$5,608,825	$5,060,249	$4,416,115	$3,867,204
Securities	562,542	614,977	743,803	416,170	449,780
Total loans (net of unearned interest)	3,242,427	3,013,498	2,811,964	2,738,654	2,757,854
Allowance for loan losses	38,725	37,656	35,745	36,383	34,290
Deposits	5,440,830	5,037,735	4,503,754	3,929,016	3,377,608
Long-term borrowings	9,178	18,476	34,265	—	—
Junior subordinated debentures	26,804	36,083	28,866	26,804	26,804
Stockholders’ equity	519,567	483,041	458,594	430,750	413,791
Per Common Share Data
Net income—basic	$3.42	$2.99	$2.76	$2.13	$2.91
Net income—diluted	3.36	2.93	2.70	2.09	2.85
Cash dividends	1.12	1.04	0.96	0.90	0.84
Book value	34.09	31.95	29.84	28.14	27.08
Tangible book value	30.37	28.07	26.19	25.41	24.34
Selected Financial Ratios
Performance ratios:
Return on average assets	0.91%	0.85%	0.92%	0.78%	1.17%
Return on average stockholders’ equity	10.32	9.65	9.45	7.70	11.30
Cash dividends payout ratio	32.74	34.78	34.78	42.25	28.87
Net interest spread	2.93	2.96	3.06	2.97	3.31
Net interest margin	3.13	3.20	3.37	3.42	4.05
Efficiency ratio	67.49	67.84	67.75	70.20	63.24
Balance Sheet Ratios:
Average loans to deposits	60.27%	60.64%	67.58%	74.57%	78.82%
Average earning assets to total assets	92.73	92.49	92.74	92.56	91.23
Average stockholders’ equity to average assets	8.79	8.85	9.74	10.15	10.35
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	1.20%	0.76%	1.00%	1.46%	0.86%
Nonperforming and restructured assets to total assets	0.81	0.71	1.01	1.13	0.72
Allowance for loan losses to total loans	1.19	1.25	1.27	1.33	1.24
Allowance for loan losses to nonperforming and restructured loans	99.42	163.54	127.25	91.06	144.52
Net charge-offs to average loans	0.07	0.09	0.13	0.30	0.21

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis (Dollars in thousands)

	December 31, 2012			December 31, 2011			December 31, 2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$3,099,888	$169,510	5.47%	$2,893,263	$164,484	5.69%	$2,761,986	$155,131	5.62%
Securities—taxable	517,103	7,686	1.49	571,193	12,321	2.16	481,783	12,378	2.57
Securities—tax exempt	49,701	2,392	4.81	69,921	2,889	4.13	36,228	1,913	5.28
Federal funds sold and interest-bearing deposits with banks	1,641,366	4,203	0.26	1,410,788	3,585	0.25	982,059	2,474	0.25

Total earning assets	5,308,058	183,791	3.46	4,945,165	183,279	3.71	4,262,056	171,896	4.03

Nonearning assets:
Cash and due from banks	144,884			142,256			108,440
Interest receivable and other assets	308,643			295,963			261,521
Allowance for loan losses	(37,636)			(36,729)			(36,466)

Total nonearning assets	415,891			401,490			333,495

Total assets	$5,723,949			$5,346,655			$4,595,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$712,800	$966	0.14%	$709,609	$1,423	0.20%	$612,442	$1,404	0.23%
Savings deposits	1,757,331	5,571	0.32	1,633,555	8,981	0.55	1,424,252	12,215	0.86
Time deposits	864,524	8,713	1.01	921,984	11,467	1.24	838,589	12,462	1.49
Short-term borrowings	6,898	28	0.40	8,276	58	0.70	3,099	6	0.19
Long-term borrowings	12,323	360	2.92	31,826	882	2.77	3,129	61	1.95
Junior subordinated debentures	31,072	2,134	6.87	32,287	2,184	6.76	27,284	1,993	7.30

Total interest-bearing liabilities	3,384,948	17,772	0.53	3,337,537	24,995	0.75	2,908,795	28,141	0.97

Interest-free funds:
Noninterest-bearing deposits	1,809,102			1,506,371			1,211,712
Interest payable and other liabilities	26,990			29,755			27,487
Stockholders’ equity	502,909			472,992			447,557

Total interest free-funds	2,339,001			2,009,118			1,686,756

Total liabilities and stockholders’ equity	$5,723,949			$5,346,655			$4,595,551

Net interest income		$166,019			$158,284			$143,755

Net interest spread			2.93%			2.96%			3.06%

Effect of interest free funds			0.19%			0.24%			0.31%

Net interest margin			3.13%			3.20%			3.37%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2012. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

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

SUMMARY

BancFirst Corporation’s net income for 2012 was $51.9 million, or $3.36 per diluted share, compared to $45.6 million, or $2.93 per diluted share for 2011 and $42.3 million, or $2.70 per diluted share for 2010.

In 2012, net interest income was $164.8 million, compared to $156.9 million in 2011 and $142.8 million in 2010. The Company’s net interest margin was 3.13% for 2012, down from 3.20% for 2011 and 3.37% for 2010. The net interest margin has continued to be negatively impacted by the historically low interest rate environment. Provision for loan losses was $3.1 million in 2012 compared to $4.5 million in 2011 and $3.0 million in 2010. Noninterest income was $87.7 million in 2012 compared to $77.0 million in 2011 and $69.9 million in 2010, while noninterest expense was $170.4 million in 2012 compared to $158.6 million in 2011and $144.1 million in 2010.

Total assets at December 31, 2012 were $6.0 billion, up from $5.6 billion at December 31, 2011 and $5.1 billion at December 31, 2010. Total loans at December 31, 2012 were $3.2 billion versus $3.0 billion for 2011 and $2.8 billion for 2010. Total deposits increased to $5.4 billion from $5.0 billion for 2011 and $4.5 billion for 2010. A temporary inflow of deposits at year end 2012 was responsible for much of the increase in total assets and total deposits over year end 2011. The Company’s liquidity remained strong as its average loan-to-deposit ratio was 60.3% for 2012, compared to 60.6% for 2011 and 67.6% for 2010. Stockholders’ equity was $519.6 million compared to $483.0 million for 2011 and $458.6 million for 2010. Average stockholders’ equity to average assets was 8.79% at December 31, 2012, compared to 8.85% at December 31, 2011 and 9.74% at December 31, 2010.

Asset quality remained strong with a ratio of nonperforming and restructured assets to total assets of 0.81% for the year ended December 31, 2012, compared to 0.71% at December 31, 2011 and 1.01% at December 31, 2010. Net charge-offs to average loans for 2012 decreased to 0.07%, compared to 0.09% for 2011 and 0.13% for 2010. The allowance for loan losses as a percentage of total loans was 1.19% for 2012 compared to 1.25% for 2011 and 1.27% for 2010.

On January 19, 2012, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst completed the sale of one of its investments that resulted in a pretax gain of approximately $4.5 million. After related expenses and income taxes, the increase in net income approximated $2.6 million.

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

In November 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminated on December 31, 2012.

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

In November 2009, the FDIC issued a rule that required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Prepaid deposit insurance of approximately $9.7 million and $12.3 million was included in other assets in the accompanying consolidated balance sheets as of December 31, 2012 and 2011, respectively.

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of twelve to eighteen years. Mortgage servicing rights are amortized based on current prepayment assumptions. Goodwill is not amortized, but is evaluated at a reporting unit level at least annually for impairment or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets, excluding mortgage servicing rights, are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the statement of comprehensive income. Mortgage servicing rights are adjusted to fair value quarterly, if impaired.

The evaluation of remaining core deposit intangibles for possible impairment involves reassessing the useful lives and the recoverability of the intangible assets. The evaluation of the useful lives is performed by reviewing the levels of core deposits of the respective branches acquired. The actual life of a core deposit base may be longer than originally estimated due to more successful retention of customers, or may be shorter due to more rapid runoff. Amortization of core deposit intangibles would be adjusted, if necessary, to amortize the remaining net book values over the remaining lives of the core deposits. The evaluation for recoverability is only performed if events or changes in circumstances indicate that the carrying amount of the intangibles may not be recoverable.

The evaluation of goodwill for possible impairment is performed by comparing the fair values of the related reporting units with their carrying amounts including goodwill. The fair values of the related business units are estimated using market data for prices of recent acquisitions of banks and branches.

The evaluation of intangible assets and goodwill for the years ended December 31, 2012, 2011 and 2010 resulted in no impairments.

Fair Value of Financial Instruments

Securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated fair value. Unrealized gains or losses on securities available for sale are reported as a component of stockholders’ equity, net of income tax. Securities that are determined to be impaired, and for which such impairment is determined to be other than temporary, are adjusted to fair value and a corresponding loss is recognized in earnings.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased in 2012 by $7.9 million, to a total of $164.8 million, compared to an increase of $14.1 million in 2011 and an increase of $11.4 million in 2010. In 2012, net interest income increased due primarily to higher loan volume. In 2011, $12.0 million of the increase in net interest income was related to the Company’s acquisitions made in the latter part of 2010 and during 2011. In 2010, net interest income increased due to the decrease in interest rates along with approximately $1.7 million of the increase relating to the Company’s acquisitions made in the latter part of 2010.

The net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The net interest margin for 2012 was 3.13%, compared to 3.20% for 2011 and 3.37% for 2010. Net interest margin has decreased in recent years due to continued historically low interest rates, the maturity or pay down of higher-yielding earning assets and an increase in earning assets at relatively low rates.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2012 and 2011. If interest rates and/or loan volume do not increase, management expects continued compression of its net interest margin in 2013 as higher yielding loans and securities mature and are replaced at current market rates.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2012			Change in 2011
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$5,026	$12,718	$(7,692)	$9,353	$12,739	$(3,386)
Investments—taxable	(4,635)	(11)	(4,624)	(57)	1,675	(1,732)
Investments—tax exempt	(497)	(288)	(209)	976	1,846	(870)
Interest-bearing deposits with banks and Federal funds sold	618	637	(19)	1,111	1,073	38

Total interest income	512	13,056	(12,544)	11,383	17,333	(5,950)

Interest Expense:
Transaction deposits	(457)	(269)	(188)	19	109	(90)
Savings deposits	(3,410)	(2,424)	(986)	(3,234)	(2,661)	(573)
Time deposits	(2,754)	2,780	(5,534)	(995)	5,507	(6,502)
Short-term borrowings	(30)	(5)	(25)	52	35	17
Long-term borrowings	(522)	(519)	(3)	821	630	191
Junior subordinated debentures	(50)	(77)	27	191	367	(176)

Total interest expense	(7,223)	(514)	(6,709)	(3,146)	3,987	(7,133)

Net interest income	$7,735	$13,570	$(5,835)	$14,529	$13,346	$1,183

(1)	Changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

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

The Analysis of Interest Rate Sensitivity presents the Company’s earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 2012. The Company’s cumulative negative gap position in the one year interval decreased to $65 million at December 31, 2012 from $193 million at December 31, 2011, and decreased as a percentage of total earning assets to 1.2% from 3.7% at December 31, 2012 and 2011, respectively. This negative gap position assumes that the Company’s core savings and transaction deposits are immediately rate sensitive. In a falling rate or sustained low rate environment, the benefit of the Company’s noninterest-bearing funds is decreased, resulting in a decrease in the Company’s net interest margin over time.

ANALYSIS OF INTEREST RATE SENSITIVITY

December 31, 2012

	Interest Rate Sensitive		Noninterest Rate Sensitive
	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
EARNING ASSETS
Loans	$464,073	$587,407	$1,150,471	$1,040,476	$3,242,427
Securities	267,073	68,913	168,066	58,490	562,542
Federal funds sold and interest-bearing deposits	1,732,745	—	—	—	1,732,745

Total	$2,463,891	$656,320	$1,318,537	$1,098,966	$5,537,714

FUNDING SOURCES
Noninterest-bearing demand deposits (1)	$—	$—	$—	$1,553,596	$1,553,596
Savings and transaction deposits	2,580,578	—	—	—	2,580,578
Time deposits of $100 or more	89,592	178,396	125,484	—	393,472
Time deposits under $100	107,835	218,654	123,459	—	449,948
Short-term borrowings	4,571	—	—	—	4,571
Long-term borrowings	1,000	4,178	4,000	—	9,178
Junior subordinated debentures	—		—	26,804	26,804
Stockholders’ equity	—	—	—	519,567	519,567

Total	$2,783,576	$401,228	$252,943	$2,099,967	$5,537,714

Interest sensitivity gap	$(319,685)	$255,092	$1,065,594	$(1,001,001)
Cumulative gap	$(319,685)	$(64,593)	$1,001,001	$—
Cumulative gap as a percentage of total earning assets	(5.8)%	(1.2)%	18.1%	—%

(1)	Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders’ equity.

Provision for Loan Losses

The provision for loan losses was $3.1 million for 2012, compared to $4.5 million for 2011 and $3.0 million for 2010. The decrease in the provision for loan losses during 2012 compared to 2011 reflects a decreasing trend in the level of adversely classified loans. During 2011, $1.7 million of the increase in the provision for loan losses was related to the Company’s bank acquisitions made in the latter part of 2010 and 2011. During 2010, credit quality generally stabilized as previously identified problem loans were moved to other real estate owned while potential problem loans decreased. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses. Net loan charge-offs were $2.0 million for 2012 compared to $2.6 million for 2011 and $3.6 million for 2010. The net charge-offs equated to 0.07%, 0.09% and 0.13% of average loans for 2012, 2011 and 2010, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans (Including Acquired Loans).”

Noninterest Income

Noninterest income was $87.7 million in 2012 versus $77.0 million in 2011 and $69.9 million in 2010. Total noninterest income increased $10.7 million in 2012, an increase of 14.0%. This compares to an increase of $7.1 million, or 10.0%, in 2011. For 2012, the increases in revenues were primarily from a $4.5 million pretax securities gain from the sale of an investment by the Company’s Small Business Investment Corporation, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst. In addition, revenues from trust services, deposit revenues and insurance commissions increased in 2012. For 2011, the Company’s bank acquisitions made in the latter part of 2010 and 2011 increased noninterest income by approximately $3.3 million. In addition, noninterest income increased in 2011 due to a securities gain of $1.3 million on the sale of an investment made by Council Oak Investment Corporation, higher revenues from trust services, deposit revenues and insurance commissions. Noninterest income was higher in 2010 due to higher revenues from trust services, deposit revenues and insurance commissions, partially offset by lower cash management revenues. The Company’s noninterest income has increased in each of the last five years due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth.

The Company had revenue from debit card usage totaling $16.5 million, $15.1 million and $12.8 million for the years 2012, 2011 and 2010, respectively. The recently enacted Dodd-Frank Act has given the Federal Reserve the authority to establish rules regarding debit card interchange fees charged for electronic debit transactions by payment card issuers. Because of the uncertainty as to any future rulemaking by the Federal Reserve and the inability to forecast competitive responses, the Company cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of revenue from debit card usage reported in future periods.

The Company recognized a net gain on the sale of securities of $4.9 million in 2012, $1.6 million in 2011 and $324,000 in 2010, due primarily to investment sales made by the Company’s Small Business Investment Corporation subsidiary, Council Oak Investment Corporation. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. The Company has the ability and intent to hold securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost.

The Company earned $2.8 million on the sale of loans in 2012 compared to $2.0 million in 2011 and $2.9 million in 2010. Activity in the secondary mortgage market increased in 2012 compared to 2011 due to a large number of refinancings in the historically low interest rate environment. In 2010, the activity also increased due to a large number of refinancings in the historically low interest rate environment and the final sale of the student loans portfolio occurred. Student loan activity ceased during 2010 when Congress passed student loan reform legislation centralizing student lending in a governmental agency, which eliminated guaranteed student lending by financial institutions.

Noninterest Expense

Total noninterest expense increased by $11.8 million, or 7.4% to $170.4 million for 2012. This compares to increases of $14.6 million, or 10.1%, for 2011, and $5.0 million, or 3.6%, for 2010. The increase in noninterest expense during 2012 primarily related to an increase in salaries and benefits of approximately $7.3 million and merger related costs of approximately $1.6 million. The increase in noninterest expense during 2011 was primarily related to the Company’s bank acquisitions made in the latter part of 2010 and 2011, which added approximately $10.1 million of noninterest expense. Other factors were an increase in salaries and benefits excluding acquisitions of approximately $2.6 million, write downs on other real estate of $1.7 million, and merger related expenses of approximately $884,000, partially offset by a gain on the sale of other real estate of approximately $1.1 million. Noninterest expense increased in 2010 due to higher benefit and acquisition costs, partially offset by lower FDIC insurance costs.

Noninterest expense included deposit insurance expense which totaled $2.9 million for the year ended December 31, 2012, compared to $3.7 million for the year ended December 31, 2011 and $5.7 million for the year ended December 31, 2010. The decrease in deposit insurance expense during 2012 compared to 2011 and 2010 was primarily related to the change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined, which became effective in 2011.

Income Taxes

Income tax expense totaled $27.1 million in 2012, compared to $25.1 million in 2011 and $23.3 million for 2010. The effective tax rates for 2012, 2011 and 2010 were 34.3%, 35.5% and 35.5%, respectively. The primary reasons for the difference between the Company’s effective tax rate and the Federal statutory rate were tax-exempt income, nondeductible amortization, Federal and state tax credits, and state tax expense. The Company’s effective tax rate decreased in 2012 due to increased Federal tax credits allowed for the year.

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

FINANCIAL POSITION

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal

Reserve Bank’s intervention into the funds market that has resulted in near zero overnight funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

The amount of cash, Federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing, and the Company’s requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. Cash and Federal funds sold increased $237.7 million in 2012, $462.8 million in 2011 and $203.8 million in 2010. The increases were primarily due to increased deposits.

Securities

For the year ended December 31, 2012, total securities decreased $52.4 million, or 8.5%, to $562.5 million. This compares to a decrease of $128.8 million, or 17.3% in 2011 and an increase of $329.2 million, or 78.9%, in 2010. The decreases for 2012 and 2011 were the result of historically low yields on U.S. Treasury and Federal agency securities and the Company’s decision to not reinvest maturing securities by purchasing longer term fixed rate securities at such low yields. For the year ended December 31, 2010, securities increased due to acquisitions and higher pledging requirements for public deposits. Securities available for sale represented 97.1% of the total securities portfolio at December 31, 2012, compared to 96.3% at December 31, 2011 and 97.1% at December 31, 2010. Securities available for sale had a net unrealized gain of $9.7 million at December 31, 2012, compared to a net unrealized gain of $14.6 million at December 31, 2011 and a net unrealized gain of $13.0 million at December 31, 2010. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $6.3 million, $9.4 million and $8.5 million for December 31, 2012, 2011 and 2010 respectively.

SECURITIES

	December 31
	2012	2011	2010
	(Dollars in thousands)
Held for Investment (at amortized cost)
U.S. Treasury, other Federal agencies and mortgage-backed securities	$781	$997	$1,207
States and political subdivisions	15,635	21,480	20,804

Total	$16,416	$22,477	$22,011

Estimated fair value	$16,689	$22,958	$22,640

Available for Sale (at estimated fair value)
U.S. Treasury, other Federal agencies and mortgage-backed securities	$475,968	$517,629	$646,665
States and political subdivisions	56,767	62,709	64,210
Other securities	13,391	12,162	10,917

Total	$546,126	$592,500	$721,792

Total Securities	$562,542	$614,977	$743,803

The Company does not engage in securities trading activities. Any sales of securities are for the purpose of executing the Company’s asset/liability management strategy, eliminating a perceived credit risk in a specific security, or providing liquidity. Securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity, or for other reasons, are classified as available for sale and are stated at estimated fair value. Unrealized gains or losses on securities available for sale are reported as a component of stockholders’ equity, net of income tax. Securities for which the

Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method. Securities that are determined to be impaired, and for which such impairment is determined to be other than temporary, are adjusted to fair value and a corresponding loss is recognized. Gains or losses from sales of securities are based upon the book values of the specific securities sold.

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. As of December 31, 2012, the Company had net unrealized gains largely due to decreases in market interest rates from the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Furthermore, as of December 31, 2012, management also had the ability and intent to hold all securities classified as available for sale with an unrealized loss for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2012, management believes the impairments were temporary and no material impairment loss was realized in the Company’s consolidated statement of comprehensive income.

MATURITY DISTRIBUTION OF SECURITIES

The following maturity distribution of securities table summarizes the weighted average maturity and weighted average taxable equivalent yields of the securities portfolio at December 31, 2012. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represent 80.1% of the total portfolio.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
U.S. Treasury other Federal agencies and mortgage-backed securities	$23	2.19%	$741	4.66%	$16	4.45%	$1	4.58%	$781	4.59%
State and political subdivisions	4,180	4.96	10,313	4.01	1,142	6.51	—	—	15,635	4.45

Total	$4,203	4.97	$11,054	4.06	$1,158	6.48	$1	4.58	$16,416	4.46

Percentage of total	25.5%		67.4%		7.1%		—%		100.0%

Available for Sale
U.S. Treasury other Federal agencies and mortgage-backed securities	$136,775	1.17%	$267,256	0.98%	$52,541	1.02%	$19,396	1.13%	$475,968	1.05%
State and political subdivisions	8,683	3.23	19,135	3.44	18,697	4.67	10,252	6.15	56,767	4.30
Other securities	—	—	3,366	1.83	—	—	10,025	5.35	13,391	4.47

Total	$145,458	1.29	$289,757	1.15	$71,238	1.98	$39,673	3.50	$546,126	1.47

Percentage of total	26.6%		53.1%		13.0%		7.3%		100.0%

Total securities	$149,661	1.40%	$300,811	1.26%	$72,396	2.05%	$39,674	3.50%	$562,542	1.56%

Percentage of total	26.6%		53.5%		12.9%		7.0%		100.0%

 * Yield on a taxable equivalent basis

Loans (Including Acquired Loans)

The Company has historically generated loan growth from both internal originations and bank acquisitions. Total loans increased $228.9 million, or 7.6%, to $3.2 billion in 2012 compared to an increase of $201.5 million, or 7.2%, in 2011 and an increase of $73.3 million, or 2.7%, in 2010. Loans increased in 2012 due primarily to internal growth. Loans increased in 2011 due to both bank acquisitions and internal growth. Loans increased in 2010 due to bank acquisitions offset by the sale of the student loan portfolio. The Company added loans from bank acquisitions of approximately $108.2 million in 2011 and $161.8 million in 2010.

Composition

The Company’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in light manufacturing, retail and service industries. Consumer loans were comprised primarily of loans to individuals for automobiles. The Company did not have any credit card receivables at year end 2012, 2011 or 2010 and does not expect to engage in this type of activity.

Loans secured by real estate, including farmland, multifamily, commercial, one to four family residential and construction and development loans, have been a large portion of the Company’s loan portfolio. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards.

LOANS BY CATEGORY

	December 31,
	2012		2011		2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$849,894	26.22%	$796,349	26.43%	$777,576	27.65%	$733,386	26.76%	$726,602	26.35%
Real estate—construction	226,102	6.97	207,953	6.90	230,367	8.19	201,704	7.37	246,269	8.93
Real estate—one to four family	669,230	20.64	655,134	21.74	608,786	21.65	569,592	20.80	543,183	19.70
Real estate—farmland, multifamily and commercial	1,244,199	38.37	1,101,731	36.56	921,958	32.79	881,495	32.19	905,862	32.84
Consumer	253,002	7.80	252,331	8.37	273,277	9.72	352,477	12.88	335,938	12.18

Total	$3,242,427	100.00%	$3,013,498	100.00%	$2,811,964	100.00%	$2,738,654	100.00%	$2,757,854	100.00%

MATURITY AND RATE SENSITIVITY OF LOANS

The following table presents the Maturity and Rate Sensitivity of Loans at December 31, 2012, for commercial, financial and other loans, and real estate loans, excluding one to four family residential loans and consumer loans. Approximately 40% of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, approximately 58% of the commercial real estate and other commercial loans had adjustable interest rates at December 31, 2012.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and other	$454,922	$330,140	$64,832	$849,894
Real estate—construction	166,081	35,688	24,333	226,102
Real estate—farmland, multifamily and commercial (excluding loans secured by 1 to 4 family residential properties)	308,353	379,747	556,099	1,244,199

Total	$929,356	$745,575	$645,264	$2,320,195

Loans with predetermined interest rates	$361,568	$364,944	$252,402	$978,914
Loans with adjustable interest rates	567,788	380,631	392,862	1,341,281

Total	$929,356	$745,575	$645,264	$2,320,195

Percentage of total	40.1%	32.1%	27.8%	100.0%

During 2009 the Company set rate floors on the majority of its adjustable rate loans. At December 31, 2012 approximately 78% of the adjustable rate loan portfolio was at the floor rate. Short-term rates would have to increase approximately 100 basis points before these loans would experience an increase in rate.

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Assets

During 2012, nonperforming and restructured assets increased $8.9 million to $48.5 million. This compares to a decrease of $11.6 million for 2011 and an increase of $1.4 million for 2010. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.81%, 0.71% and 1.01% of total assets at December 31, 2012, 2011 and 2010, respectively.

Nonaccrual loans have decreased each of the last three years from $40.0 million at the end of 2009 to $20.5 million at the end of 2012. The decrease in 2011 was primarily due to the transfer of several commercial properties from nonaccrual loans to other real estate owned. The decrease in 2010 was due to the transfer of two commercial properties totaling $11.6 million from nonaccrual loans to other real estate owned. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding was approximately $1.3 million at December 31, 2012, $1.1 million at December 31, 2011 and $1.0 million at December 31, 2010. Only a small amount of this interest is expected to be ultimately collected. Interest income for 2010 included interest collected from the disposition of nonperforming assets of $1.3 million.

Restructured loans increased $16.8 million in 2012 primarily due to the deferral of principal payments on one commercial real estate loan with a balance of approximately $18.0 million. This loan was evaluated by management and determined to be well collateralized. Additionally, none of the concessions granted involved a principal reduction or a change from the current market rate of interest. The value of the collateral will be monitored to evaluate possible impairment of the loan. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for loan losses. At December 31, 2012, the allowance for loan losses as a percentage of nonperforming and restructured loans was 99.4%, compared to 163.5%, at the end of 2011and 127.3% at the end of 2010. The level of nonperforming loans and loan losses could rise over time as a result of adverse economic conditions.

Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write downs arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for loan losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense. At December 31, 2012, other real estate owned and repossessed assets decreased as shown in the following table. The decrease in 2012 was due in part to the sale of a commercial real estate property valued at $3.5 million. The decrease in 2011 was due in part to the sale of one nonperforming commercial real estate property valued at $6.9 million, sold at a sheriff’s sale, which fully recovered the principal balance and the interest due on the related loan. The increase during 2010 was due to the transfer to other real estate owned of two commercial properties totaling $11.6 million that were previously in nonaccrual loans.

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2012	2011	2010	2009	2008
		(Dollars in thousands)
Past due 90 days or more and still accruing	$537	$798	$1,096	$853	$1,346
Nonaccrual	20,549	21,187	26,701	37,133	21,359
Restructured	17,866	1,041	294	1,970	1,022

Total nonperforming and restructured loans	38,952	23,026	28,091	39,956	23,727
Other real estate owned and repossessed assets	9,566	16,640	23,179	9,881	3,997

Total nonperforming and restructured assets	$48,518	$39,666	$51,270	$49,837	$27,724

Nonperforming and restructured loans to total loans	1.20%	0.76%	1.00%	1.46%	0.86%

Nonperforming and restructured assets to total assets	0.81%	0.71%	1.01%	1.13%	0.72%

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $5.3 million, $25.6 million and $9.8 million of these loans at December 31, 2012, 2011 and 2010, respectively, which were not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The Company’s nonaccrual loans are primarily commercial and real estate loans.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

The allowance for loan losses is management’s estimate of the probable losses incurred in the Company’s loan portfolio through the balance sheet date. Management’s process for determining the amount of the allowance for loan losses is described under Critical Accounting Policies and Estimates above. The balance of the allowance for loan losses has increased in each of the past three years, but has decreased as a percentage of total loans. At December 31, 2012, the Company’s allowance for loan losses represented 1.19% of total loans, compared to 1.25% at December 31, 2011 and 1.27% at December 31, 2010. The overall credit quality of the Company’s loan portfolio has stabilized, and net charge-offs have declined in each of the last three years from $8.3 million for 2009 to $2.0 million for 2012. The amount of net loan charge-offs is relatively low, equating to 0.07%, 0.9% and 0.13% of average total loans for the years ended December 31, 2012, 2011 and 2010, respectively. Although the national economy and the credit markets are slowly improving, if unforeseen adverse changes occur, it would be reasonable to expect that the allowance for loan losses would increase in future periods.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$37,656	$35,745	$36,383	$34,290	$29,127

Charge-offs:
Commercial	(669)	(925)	(584)	(4,940)	(1,901)
Real estate	(1,228)	(1,292)	(2,851)	(2,182)	(3,326)
Consumer	(652)	(822)	(689)	(1,008)	(897)
Other	(95)	(58)	(56)	(823)	(151)

Total charge-offs	(2,644)	(3,097)	(4,180)	(8,953)	(6,275)

Recoveries:
Commercial	149	134	151	172	187
Real estate	211	169	141	137	118
Consumer	195	131	185	252	221
Other	58	59	111	96	236

Total recoveries	613	493	588	657	762

Net charge-offs	(2,031)	(2,604)	(3,592)	(8,296)	(5,513)
Provision charged to operations	3,100	4,515	2,954	10,389	10,676

Balance at end of period	$38,725	$37,656	$35,745	$36,383	$34,290

Average loans	$3,099,888	$2,893,263	$2,761,986	$2,749,544	$2,612,553

Total loans	$3,242,427	$3,013,498	$2,811,964	$2,738,654	$2,757,854

Net charge-offs to average loans	0.07%	0.09%	0.13%	0.30%	0.21%

Allowance to total loans	1.19%	1.25%	1.27%	1.33%	1.24%

Allocation of the allowance by category of loans:
Commercial, financial and other	$9,823	$9,703	$10,558	$9,789	$9,520
Real estate—construction	4,781	4,229	3,884	3,447	3,231
Real estate—mortgage	21,272	20,741	18,060	18,533	17,421
Consumer	2,849	2,983	3,243	4,614	4,118

Total	$38,725	$37,656	$35,745	$36,383	$34,290

Percentage of loans in each category to total loans:
Commercial, financial and other	25.36%	25.77%	29.54%	26.90%	27.76%
Real estate—construction	12.35	11.23	10.86	9.47	9.42
Real estate—mortgage	54.93	55.08	50.52	50.95	50.81
Consumer	7.36	7.92	9.08	12.68	12.01

Total	100.00%	100.00%	100.00%	100.00%	100.00%

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $2.8 million at December 31, 2012 and $3.7 million at December 31, 2011, while the acquired loans outstanding were $108.5 million and $181.7 million, respectively. The decrease in the credit component for 2012 was due to improved credit quality of the loans, loan payoffs and the early settlement of a loan escrow agreement related to one of the bank acquisitions.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $56.6 million, $58.8 million and $56.2 million at December 31, 2012, 2011 and 2010, respectively. The increase in 2011 was due to the acquisition of one community bank. The increase in 2010 was due to the acquisitions of an insurance agency and three community banks.

Other assets include the cash surrender value of key-man life insurance policies and prepaid FDIC deposit insurance premiums. The balance of cash surrender value was $59.9 million, $57.4 million and $55.1 million at December 31, 2012, 2011 and 2010, respectively. The balance of prepaid FDIC insurance was $9.7 million, $12.3 million and $15.0 million at December 31, 2012, 2011 and 2010, respectively.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions, and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can, to a limited extent, affect its level of deposits. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. In addition to deposits, short-term borrowings comprised primarily of Federal funds purchased and repurchase agreements provide additional funding sources. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains Federal funds lines of credit with other banks and could also utilize the sale of loans, securities, and liquidation of other assets as sources of liquidity and funding.

Historically, the Bank is more liquid than its peers. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2013, the Bank had approximately $61.0 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2012, the Bank declared four common stock dividends totaling $17.5 million and two preferred stock dividends totaling $1.9 million.

Deposits

Total deposits increased $403.1 million to $5.4 billion, an increase of 8.0% in 2012, compared to an increase of $534.0 million or 11.9%, in 2011, and $574.7 million or 14.6%, in 2010. The increase in deposits during 2012 was due to internal deposit growth. The increase in deposits during 2011 and 2010 was due to acquisitions and internal growth. Demand deposits as a percentage of total deposits were 35.2% in 2012, 31.6% in 2011 and 29.7% in 2010. The Company’s core deposits provide it with a stable, low-cost funding source. Core deposits as a percentage of total deposits were 92.8%, 91.8% and 90.4% in 2012, 2011 and 2010, respectively.

The Company has recognized that some of its internal growth in deposits is due to the low interest rate environment and extended FDIC deposit insurance coverage provided by the U.S. Treasury under the

Transaction Account Guaranty Program (“TAGP”). The Company has anticipated that if interest rates increase and/or as a result of the TAGP terminating December 31, 2012, an estimated $600 to $800 million of deposits could move into sweep accounts or to other alternative investments, over a short period of time. The Company maintains excess liquidity to absorb this potential loss of funds.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2012	2011	2010	2009	2008
		(Dollars in thousands)
Average Balances
Demand deposits	$1,809,102	$1,506,371	$1,211,712	$1,054,291	$955,847
Interest-bearing transaction deposits	712,800	709,609	612,442	518,914	423,773
Savings deposits	1,757,331	1,633,555	1,424,252	1,228,697	1,100,184
Time deposits under $100	473,942	499,707	446,799	504,931	492,651

Total core deposits	4,753,175	4,349,242	3,695,205	3,306,833	2,972,455
Time deposits of $100 or more	390,582	422,277	391,790	395,438	342,061

Total deposits	$5,143,757	$4,771,519	$4,086,995	$3,702,271	$3,314,516

PERCENTAGE OF TOTAL AVERAGE DEPOSITS AND AVERAGE RATES PAID

	2012		2011		2010		2009		2008
	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Demand deposits	35.17%		31.57%		29.65%		28.47%		28.84%
Interest-bearing transaction deposits	13.87	0.14%	14.87	0.20%	14.99	0.23%	14.02	0.23%	12.79	0.50%
Savings deposits	34.16	0.32	34.24	0.55	34.85	0.86	33.19	1.26	33.19	2.21
Time deposits under $100	9.21	0.96	10.47	1.21	10.93	1.49	13.64	2.26	14.86	3.52

Total core deposits	92.41		91.15		90.42		89.32		89.68
Time deposits of $100 or more	7.59	1.08	8.85	1.29	9.58	1.49	10.68	2.19	10.32	3.67

Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%

Average rate paid on interest- bearing deposits		0.46%		0.67%		0.91%		1.36%		2.39%

At December 31, 2012, 68.1% of the Company’s time deposits of $100,000 or more mature in one year or less. The following table shows the maturity of time deposits of $100,000 or more:

MATURITY OF TIME DEPOSITS

December 31, 2012
(Dollars in thousands)
$100,000 or More
Three months or less	$89,592
Over three months through six months	75,209
Over six months through twelve months	103,187
Over twelve months	125,484

Total	$393,472

Short-Term Borrowings

Short-term borrowings, consisting primarily of Federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $4.6 million at December 31, 2012, compared to $8.3 million at December 31, 2011 and $7.2 at December 31, 2010.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $525.1 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2012, the Company had the ability to draw up to $33.0 million on the FHLB line of credit based on FHLB stock holdings of $2.1 million. Long-term borrowings at December 31, 2012, 2011 and 2010 included $9.2 million, $18.5 million and $19.8 million, respectively of advances outstanding that were assumed from acquired banks. The advances mature at varying dates through 2014 and had rates between 1.7% and 3.4%.

On December 13, 2010, the Company borrowed $14.5 million from a commercial bank to fund a portion of the Company’s acquisitions. On July 22, 2011, the Company made a payment of $6.0 million and paid the remaining balance of $8.5 million on October 25, 2011.

Capital Resources

Stockholders’ equity totaled $519.6 million at December 31, 2012, compared to $483.0 million at December 31, 2011 and $458.6 million at December 31, 2010. In addition to net income of $51.9 million, other changes in stockholders’ equity during the year ended December 31, 2012 included $3.5 million related to stock option exercises and $1.5 million related to stock-based compensation, that were partially offset by $17.1 million in dividends and a $3.1 million decrease in other comprehensive income. The Company’s average stockholders’ equity to average assets for 2012 was 8.79%, compared to 8.85% for 2011 and 9.74% for 2010. At December 31, 2012, the Company’s leverage ratio was 8.10%, its Tier 1 capital ratio was 13.29%, and its total risk-based capital ratio was 14.36%; compared to minimum requirements of 3%, 4% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels. Junior subordinated debentures are included in BancFirst Corporation’s Tier I capital. In June 2012, the BancFirst Corporation redeemed $9.3 million of junior subordinated debentures that had been assumed in acquisitions.

See Note (15) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2012 there were 234,964 shares remaining that could be repurchased under the SRP. For the year ended December 31, 2012, the Company repurchased 6,787 shares of its common stock for $255,900 at an average price of $37.70 per share under the SRP. For the year ended December 31, 2011, the Company repurchased 302,149 shares of its common stock for $10.8 million at an average price of $35.74 per share, and for the year ended December 31, 2010, the Company repurchased 16,500 shares of its common stock for $605,400 at an average price of $36.69 per share.

See Note (11) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Junior Subordinated Debentures.

Future dividend payments will be determined by the Company’s Board of Directors considering of the earnings, financial condition and capital needs of the Company and the Bank, applicable governmental policies and regulations, and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2013.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

CONTRACTUAL OBLIGATIONS

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations, by payment due period, as of December 31, 2012.

	Payment Due By Period
	Less Than One Year	1 to 3 Years	3 to 5 Years	Over Five Years	Indeterminate Maturity	Total
			(Dollars in Thousands)
Junior subordinated debentures (1)	$1,872	$3,744	$3,744	$56,414	$—	$65,774
Operating lease payments	753	973	654	686	—	3,066
Long-term borrowings	5,178	4,000	—	—	—	9,178
Time deposits	595,563	185,876	61,964	17	—	843,420

Total contractual cash obligations	$603,366	$194,593	$66,362	$57,117	$—	$921,438

(1)	Includes principal and interest

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

Interest rate risk on the Company’s balance sheet consists of repricing, option, and basis risks. Repricing risk results from the differences in the maturity or repricing of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Company. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

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

As of December 31, 2012, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 4.61% and 11.14%, respectively, relative to the base case over the next 12 months. Conversely, the model simulation projected that a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.09% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2012 was considered to be remote given prevailing interest rate levels.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2012.

	Avg. Rate	Expected Maturity / Principal Repayments at December 31,						Balance	Fair Value
		2013	2014	2015	2016	2017	Thereafter
	(Dollars in thousands)
Interest Sensitive Assets
Loans	5.47%	$1,755,273	$486,671	$334,558	$190,080	$223,987	$251,858	$3,242,427	$3,303,673
Securities	1.56	149,661	182,526	48,274	41,088	28,924	112,069	562,542	562,815
Federal funds sold and interest-bearing deposits	0.26	1,732,745	—	—	—	—	—	1,732,745	1,732,745
Interest Sensitive Liabilities
Savings and transaction deposits	0.26	4,597,410	—	—	—	—	—	4,597,410	4,619,444
Time deposits	1.01	595,563	146,653	39,223	28,230	33,734	17	843,420	847,514
Short-term borrowings	0.40	4,571	—	—	—	—	—	4,571	4,571
Long-term borrowings	2.92	5,178	4,000	—	—	—	—	9,178	9,224
Junior subordinated debentures	6.87	—	—	—	—	—	26,804	26,804	28,144
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	1,498
Letters of credit		—	—	—	—	—	—	—	440

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BancFirst Corporation

We have audited the accompanying consolidated balance sheets of BancFirst Corporation (an Oklahoma corporation) and Subsidiaries (collectively, the Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flow for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancFirst Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 18, 2013

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Cash and due from banks	$213,103	$163,698
Interest-bearing deposits with banks	1,732,045	1,544,035
Federal funds sold	700	400
Securities (fair value: $562,815 and $615,458, respectively)	562,542	614,977
Loans:
Total loans (net of unearned interest)	3,242,427	3,013,498
Allowance for loan losses	(38,725)	(37,656)

Loans, net	3,203,702	2,975,842
Premises and equipment, net	115,503	111,355
Other real estate owned	9,227	16,109
Intangible assets, net	12,083	14,219
Goodwill	44,545	44,545
Accrued interest receivable	15,976	18,662
Other assets	112,824	104,983

Total assets	$6,022,250	$5,608,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$2,016,832	$1,704,996
Interest-bearing	3,423,998	3,332,739

Total deposits	5,440,830	5,037,735
Short-term borrowings	4,571	8,274
Accrued interest payable	2,170	2,710
Long-term borrowings	9,178	18,476
Other liabilities	19,130	22,506
Junior subordinated debentures	26,804	36,083

Total liabilities	5,502,683	5,125,784

Commitments and contingent liabilities (Note 19)
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par; 20,000,000 shares authorized; shares issued and outstanding: 15,242,308 and 15,117,430, respectively	15,242	15,118
Capital surplus	82,401	77,462
Retained earnings	415,607	381,017
Accumulated other comprehensive income, net of income tax of $3,400 and $5,084, respectively	6,317	9,444

Total stockholders’ equity	519,567	483,041

Total liabilities and stockholders’ equity	$6,022,250	$5,608,825

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
INTEREST INCOME
Loans, including fees	$169,143	$164,108	$154,822
Securities:
Taxable	7,686	12,321	12,359
Tax-exempt	1,555	1,878	1,243
Federal funds sold	2	48	12
Interest-bearing deposits with banks	4,201	3,537	2,462

Total interest income	182,587	181,892	170,898

INTEREST EXPENSE
Deposits	15,250	21,871	26,081
Short-term borrowings	28	58	6
Long-term borrowings	360	882	61
Junior subordinated debentures	2,134	2,184	1,993

Total interest expense	17,772	24,995	28,141

Net interest income	164,815	156,897	142,757
Provision for loan losses	3,100	4,515	2,954

Net interest income after provision for loan losses	161,715	152,382	139,803

NONINTEREST INCOME
Trust revenue	7,315	6,672	6,288
Service charges on deposits	46,492	42,683	39,343
Securities transactions	4,915	1,598	324
Income from sales of loans	2,773	2,015	2,942
Insurance commissions	12,626	10,457	8,543
Cash management	7,504	7,430	6,536
Gain on sale of other assets	374	3	379
Other	5,718	6,103	5,583

Total noninterest income	87,717	76,961	69,938

NONINTEREST EXPENSE
Salaries and employee benefits	99,535	92,231	82,359
Occupancy and fixed assets expense, net	10,576	10,128	9,050
Depreciation	9,013	8,014	7,424
Amortization of intangible assets	1,827	1,668	1,107
Data processing services	4,822	4,942	4,352
Net expense from other real estate owned	1,547	958	948
Marketing and business promotion	7,327	6,552	5,887
Deposit insurance	2,949	3,674	5,722
Other	32,832	30,479	27,246

Total noninterest expense	170,428	158,646	144,095

Income before taxes	79,004	70,697	65,646
Income tax expense	27,104	25,076	23,337

Net income	$51,900	$45,621	$42,309

NET INCOME PER COMMON SHARE
Basic	$3.42	$2.99	$2.76

Diluted	$3.36	$2.93	$2.70

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of tax of $719, $(763) and $1,265, respectively	$(1,334)	$1,367	$(2,334)
Reclassification adjustment for gains included in net income, net of tax of $965, $230 and $99, respectively	(1,793)	(428)	(184)

Other comprehensive income (loss), net of tax of $1,684, $(533) and $1,364, respectively	(3,127)	939	(2,518)

Comprehensive income	$48,773	$46,560	$39,791

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	15,117,430	$15,118	15,368,717	$15,369	15,308,741	$15,309
Shares issued	131,665	131	50,862	51	76,476	76
Shares acquired and canceled	(6,787)	(7)	(302,149)	(302)	(16,500)	(16)

Issued at end of period	15,242,308	$15,242	15,117,430	$15,118	15,368,717	$15,369

CAPITAL SURPLUS
Balance at beginning of period		$77,462		$73,040		$69,725
Common stock issued		2,139		990		1,581
Tax effect of stock options		1,270		357		516
Stock-based compensation arrangements		1,530		3,075		1,218

Balance at end of period		$82,401		$77,462		$73,040

RETAINED EARNINGS
Balance at beginning of period		$381,017		$361,680		$334,693
Net income		51,900		45,621		42,309
Dividends on common stock ($1.12, $1.04 and $0.96 per share, respectively)		(17,061)		(15,787)		(14,733)
Common stock acquired and canceled		(249)		(10,497)		(589)

Balance at end of period		$415,607		$381,017		$361,680

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period		$9,444		$8,505		$11,023
Net change		(3,127)		939		(2,518)

Balance at end of period		$6,317		$9,444		$8,505

Total stockholders’ equity		$519,567		$483,041		$458,594

The accompanying notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,900	$45,621	$42,309
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	3,100	4,515	2,954
Depreciation and amortization	10,840	9,682	8,531
Net amortization of securities premiums and discounts	1,401	3,907	2,723
Realized securities gains	(4,915)	(1,598)	(324)
Gain on sales of loans	(2,773)	(2,015)	(2,942)
Cash receipts from the sale of loans originated for sale	231,802	166,254	313,902
Cash disbursements for loans originated for sale	(230,666)	(164,665)	(239,439)
Deferred income tax benefit	(689)	(5,282)	(58)
Gain on other assets	(232)	(1,060)	(341)
Decrease in interest receivable	2,686	3,874	1,666
Decrease in interest payable	(540)	(595)	(1,152)
Amortization of stock-based compensation arrangements	1,530	3,075	1,218
Other, net	(3,148)	697	1,843

Net cash provided by operating activities	60,296	62,410	130,890

INVESTING ACTIVITIES
Net cash and due from banks provided by (used for) acquisitions	—	27,741	(37,226)
Net (increase)/decrease in Federal funds sold	(300)	40,807	1,749
Purchases of securities:
Held for investment	(2,525)	(6,400)	(345)
Available for sale	(106,759)	(286,186)	(296,959)
Maturities of securities:
Held for investment	6,199	5,930	7,978
Available for sale	141,340	360,536	67,927
Proceeds from sales and calls of securities:
Held for investment	2,417	2	155
Available for sale	10,425	94,658	5,783
Purchases of loans	(29,380)	(41,395)	(3,935)
Proceeds from sales of loans	49,385	9,458	27,818
Net other increase in loans	(252,905)	(63,956)	(22,726)
Purchases of premises, equipment and computer software	(13,438)	(16,380)	(7,508)
Proceeds from the sale of other assets	9,651	15,588	6,458

Net cash (used in) provided by investing activities	(185,890)	140,403	(250,831)

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	467,688	433,205	323,196
Net decrease in time deposits	(64,593)	(71,967)	(43,237)
Net (decrease)/increase in short-term borrowings	(3,703)	(9,862)	7,250
(Pay down)/issuance of long-term borrowings	(9,298)	(25,541)	13,466
Issuance of common stock	3,540	1,398	2,173
Common stock acquired	(256)	(10,799)	(605)
Redeemption of Junior Subordinated Debentures	(9,279)	—	—
Cash dividends paid	(21,090)	(15,593)	(14,733)

Net cash provided by financing activities	363,009	300,841	287,510

Net increase in cash, due from banks and interest-bearing deposits	237,415	503,654	167,569
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,707,733	1,204,079	1,036,510

Cash, due from banks and interest-bearing deposits at the end of the period	$1,945,148	$1,707,733	$1,204,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$18,312	$25,520	$28,792

Cash paid during the year for income taxes	$25,975	$29,202	$23,389

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services Inc., and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate Inc., BancFirst Agency, Inc., and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts from 2011 and 2010 have been reclassified to conform to the 2012 presentation. These reclassifications were not material to the Company’s financial statements.

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

Securities

The Company does not engage in securities trading activities. Any sales of securities are for the purpose of executing the Company’s asset/liability management strategy, eliminating a perceived credit risk in a specific security, or providing liquidity. Securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated fair value. Unrealized gains or losses on securities available for sale are reported as a component of stockholders’ equity, net of income tax. Gains or losses from sales of securities are based upon the book values of the specific securities sold. Securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method. The Company reviews its portfolio of securities for impairment at least quarterly. Impairment is considered to be other-than-temporary if it is likely that all amounts contractually due will not be received for debt securities and when there is no positive evidence indicating that an investment’s carrying amount is recoverable in the near term for equity securities. When impairment is considered other-than-temporary, the cost basis of the security is written down to fair value, with the impairment charge included in earnings. In evaluating whether the impairment is temporary or other-than-temporary, the Company considers, among other things, the time period the security has been in an unrealized loss position, and whether the Company has the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Acquired Loans

Loans acquired through business combinations since December 2009 are required to be carried at fair value as of the date of the combination. Loans that would have a general allowance for loan losses or have specific evidence of deterioration of credit quality since origination are adjusted to fair value and any allowance for loan losses is eliminated. The difference between the fair value of loans which do not have specific evidence of deterioration of credit quality since origination and their principal balance is recognized in interest income on a level-yield method over the life of the loans. For loans for which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments (as determined by the present value of expected future cash flows), the difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized in interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as yield adjustments or as loss accruals or valuation allowances. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairments. Any probable loss due to subsequent credit deterioration of the loans since acquisition is provided for in the allowance for loan losses.

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

Other Real Estate Owned

Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Losses arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for loan losses. Any losses on premises identified to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Losses from declines in value of the properties subsequent to classification as other real estate owned are charged to operating expense.

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of twelve to eighteen years. Mortgage servicing rights are amortized based on current prepayment assumptions. Goodwill is not amortized, but is evaluated at a reporting unit level at least annually for impairment or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets, excluding mortgage servicing rights, are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the statement of comprehensive income. Mortgage servicing rights are adjusted to fair value quarterly, if impaired.

Derivatives

The Company recognizes all of its derivative instruments as assets or liabilities in the balance sheet at fair value and recognizes the realized and unrealized change in fair value in the statement of comprehensive income.

Insurance Commissions and Fees

Commission revenue is recognized at the later of the billing date or the effective date of the related insurance policies for those accounts billed by the Agency. Commission revenue for accounts that are directly billed by the insurance company to the insured, is recognized when determinable by the Agency, which is generally when such commissions are received.

The Agency also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or loss experience parameters relating to the insurance placed by the Agency. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220).” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. Adoption of ASU 2013-02 is not expected to have a significant effect on the Company’s financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles (Topic 350)—Goodwill and Other.” ASU 2012-02 simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The Company opted to continue to perform quantitative tests for indefinite-lived intangible assets other than goodwill and not to perform qualitative tests for impairment under ASU 2012-02 as of September 15, 2012. Adoption of ASU 2012-02 did not have a significant effect on the Company’s financial statements.

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

In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations (Topic 805)—Disclosures of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update affect any public entity as defined in Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in the update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update were effective prospectively for business combinations for which the acquisition date was on or after December 15, 2010. The Company did not have any material business combination(s) for the periods presented. The adoption of this update did not have an effect on the Company’s financial statements.

In December 2010, the FASB issued ASU No. 2010-28 “Intangibles (Topic 350)—Goodwill and Other—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying

Amounts.” The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. For public entities, the amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company does not have any reporting units with zero or negative carrying amounts, therefore the adoption of this update did not have an effect on the Company’s financial statements.

In July 2010, the FASB issued ASU No. 2010-20 “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which expands the disclosure requirements concerning the credit quality of an entity’s financing receivables and its allowance for loan losses. The new disclosures that relate to information as of the end of the reporting period were effective as of December 31, 2010, whereas the disclosures related to activity that occurred during the reporting periods were effective January 1, 2011. The adoption of this disclosure-only guidance did not have an effect on the Company’s financial statements. See Note (5) for disclosure.

In January 2010 the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Codification Subtopic 820-10 to now require entities to make new disclosures about the different classes of assets and liabilities measured at fair value. The new requirements are as follows: (1) a reporting entity should disclose separately the amounts of significant transfers between Level 1 and Level 2 fair value measurements and the reasons for the transfers, and (2) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information on purchases, sales, issuances and settlements on a gross basis. The FASB also clarified existing fair value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for certain detailed Level 3 disclosures, which were effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years, the new guidance was effective for the Company’s financial statements for the periods ending after December 15, 2009. The adoption of this disclosure-only guidance did not have an effect on the Company’s financial statements. See Note (20) for disclosure.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On January 19, 2012, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, completed the sale of one of its investments that resulted in a pretax gain of approximately $4.5 million. After related expenses and income taxes, the increase in net income approximated $2.6 million.

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

In November 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminated on December 31, 2012.

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

In November 2009, the FDIC issued a rule that required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Prepaid deposit insurance of approximately $9.7 million and $12.3 million was included in other assets in the accompanying consolidated balance sheets for the years ended December 31, 2012 and 2011, respectively.

(3) CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with the Federal Reserve Bank and various other financial institutions primarily for the purpose of holding excess liquidity and clearing cash items. It may also sell Federal funds to certain of these institutions on an overnight basis. At December 31, 2012 and 2011, the Company had no significant concentrations of credit risk with other financial institutions. The Company maintained vault cash and excess funds with the Federal Reserve Bank, which is included in the table below.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or cash on deposit with the Federal Reserve Bank. The average amount of required reserves for each of the years ended December 31, 2012 and 2011 is included in the following table:

	December 31,
	2012	2011
	(Dollars in thousands)
Vault cash and excess funds with the Federal Reserve Bank	$1,809,584	$1,554,010
Average required reserves	38,949	35,744

(4) SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	December 31,
	2012	2011
	(Dollars in thousands)
Held for investment at cost (fair value: $16,689 and $22,958, respectively)	$16,416	$22,477
Available for sale, at fair value	546,126	592,500

Total	$562,542	$614,977

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2012
U.S. Treasury and other Federal agencies	$781	$59	$—	$840
States and political subdivisions	15,635	222	(8)	15,849

Total	$16,416	$281	$(8)	$16,689

December 31, 2011
U.S. Treasury and other Federal agencies	$997	$75	$—	$1,072
States and political subdivisions	21,480	406	—	21,886

Total	$22,477	$481	$—	$22,958

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2012
U.S. Federal agencies (1)	$452,554	$3,654	$(164)	$456,044
Mortgage backed securities	19,100	825	(1)	19,924
States and political subdivisions	53,912	2,875	(20)	56,767
Other securities (2)	10,843	2,562	(14)	13,391

Total	$536,409	$9,916	$(199)	$546,126

December 31, 2011
U.S. Federal agencies (1)	$481,486	$6,673	$(116)	$488,043
Mortgage backed securities	28,984	615	(13)	29,586
States and political subdivisions	60,239	2,490	(20)	62,709
Other securities (2)	7,222	4,940	—	12,162

Total	$577,931	$14,718	$(149)	$592,500

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	December 31,
	2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$4,180	$4,227	$5,845	$5,908
After one year but within five years	10,360	10,496	13,967	14,256
After five years but within ten years	1,400	1,438	1,883	1,943
After ten years	476	528	782	851

Total	$16,416	$16,689	$22,477	$22,958

Available for Sale
Contractual maturity of debt securities:
Within one year	$144,666	$145,027	$105,169	$107,109
After one year but within five years	256,890	259,475	317,979	321,661
After five years but within ten years	36,764	38,306	61,412	63,358
After ten years	90,626	93,293	86,149	88,210

Total debt securities	528,946	536,101	570,709	580,338
Equity securities	7,463	10,025	7,222	12,162

Total	$536,409	$546,126	$577,931	$592,500

The following is a detail of proceeds from sales and calls, and realized securities gains and losses, on available for sale securities:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Proceeds	$10,425	$94,658	$5,783
Gross gains realized	5,575	1,940	528
Gross losses realized	660	342	204

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Book value of pledged securities	$499,244	$527,211

The following table summarizes securities with unrealized losses, segregated by the duration of the unrealized loss, at December 31, 2012 and 2011 respectively:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2012
Held for Investment
U.S. Federal agencies	$—	$—	$6	$—	$6	$—
States and political subdivisions	115	—	1,327	8	1,442	8

Total	$115	$—	$1,333	$8	$1,448	$8

Available for Sale
U.S. Federal agencies	$20,072	$7	$151,701	$158	$171,773	$165
States and political subdivisions	928	3	1,505	17	2,433	20
Other	—	—	3,366	14	3,366	14

Total	$21,000	$10	$156,572	$189	$177,572	$199

December 31, 2011
Held for Investment
U.S. Federal agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	205	—	—	—	205	—

Total	$205	$—	$—	$—	$205	$—

Available for Sale
U.S. Federal agencies	$—	$—	$148,576	$116	$148,576	$116
States and political subdivisions	40	—	3,571	33	3,611	33

Total	$40	$—	$152,147	$149	$152,187	$149

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2012 and 2011, the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality and therefore has not recognized any impairment in the Company’s consolidated statement of comprehensive income.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$559,274	17.25%	$547,942	18.19%
Oil & gas production & equipment	154,380	4.76	115,786	3.84
Agriculture	93,274	2.88	86,297	2.86
State and political subdivisions:
Taxable	9,412	0.29	6,939	0.23
Tax-exempt	13,194	0.41	17,070	0.57
Real estate:
Construction	226,102	6.97	207,953	6.90
Farmland	125,033	3.86	103,923	3.45
One to four family residences	669,230	20.64	655,134	21.74
Multifamily residential properties	50,721	1.56	37,734	1.25
Commercial	1,068,445	32.95	960,074	31.86
Consumer	253,002	7.80	252,331	8.37
Other (not classified above)	20,360	0.63	22,315	0.74

Total loans	$3,242,427	100.00%	$3,013,498	100.00%

Loans held for sale (included above)	$13,661		$12,126

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

Nonperforming and Restructured Assets

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table below. Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $1.3 million in 2012, $1.1 million in 2011 and $1.0 million in 2010.

At December 31, 2012, troubled debt restructurings were primarily due to the principal deferral restructuring from a customer whose loan was evaluated by management and determined to be well collateralized. Additionally, none of the concessions granted involved a principal reduction or a change from the current market rate of interest. Collateral value will be monitored periodically to evaluate possible impairment. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be restructured were not considered to be material.

The following is a summary of nonperforming and restructured assets:

	December 31,
	2012	2011
	(Dollars in thousands)
Past due 90 days or more and still accruing	$537	$798
Nonaccrual	20,549	21,187
Restructured	17,866	1,041

Total nonperforming and restructured loans	38,952	23,026
Other real estate owned and repossessed assets	9,566	16,640

Total nonperforming and restructured assets	$48,518	$39,666

Nonperforming and restructured loans to total loans	1.20%	0.76%

Nonperforming and restructured assets to total assets	0.81%	0.71%

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the credit risk component in the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

	December 31,
	2012	2011
	(Dollars in thousands)
Non-residential real estate	$9,878	$8,576
Residential real estate	3,750	4,798
Non-consumer non-real estate	1,464	1,214
Consumer non-real estate	137	161
Other loans	2,519	3,247
Acquired loans	2,801	3,191

Total	$20,549	$21,187

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Receivables
	30-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of December 31, 2012
Non-residential real estate	$4,364	$2,331	$6,695	$1,215,550	$1,222,245	64
Residential real estate	4,664	1,213	5,877	749,056	754,933	247
Non-consumer non-real estate	1,672	298	1,970	783,153	785,123	28
Consumer non-real estate	2,624	179	2,803	218,944	221,747	136
Other loans	1,348	1,266	2,614	147,283	149,897	—
Acquired loans	1,481	533	2,014	106,468	108,482	62

Total	$16,153	$5,820	$21,973	$3,220,454	$3,242,427	537

As of December 31, 2011
Non-residential real estate	$18,678	$755	$19,433	$1,031,765	$1,051,198	—
Residential real estate	4,760	1,769	6,529	688,094	694,623	375
Non-consumer non-real estate	2,424	252	2,676	724,014	726,690	24
Consumer non-real estate	2,416	254	2,670	197,546	200,216	241
Other loans	2,366	2,774	5,140	153,903	159,043	60
Acquired loans	2,325	963	3,288	178,440	181,728	98

Total	$32,969	$6,767	$39,736	$2,973,762	$3,013,498	798

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of December 31, 2012
Non-residential real estate	$28,098	$26,682	$2,211	$23,283
Residential real estate	5,469	4,913	1,328	5,185
Non-consumer non-real estate	1,949	1,539	439	1,641
Consumer non-real estate	419	398	87	357
Other loans	2,957	2,561	344	2,323
Acquired loans	11,080	9,080	83	9,730

Total	$49,972	$45,173	$4,492	$42,519

As of December 31, 2011
Non-residential real estate	$9,311	$8,576	$952	$9,583
Residential real estate	5,526	4,798	1,331	6,040
Non-consumer non-real estate	1,535	1,214	282	1,584
Consumer non-real estate	196	161	24	195
Other loans	3,345	3,247	405	4,086
Acquired loans	4,513	3,191	20	3,289

Total	$24,426	$21,187	$3,014	$24,777

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

Grade 3—Loans with Problem Potential - This category consists of performing loans which are considered to exhibit problem potential. Loans in this category would generally include, but not be limited to, borrowers with a weakened financial condition or poor performance history, past dues, loans restructured to reduce payments to an amount that is below market standards and/or loans with severe documentation problems. In general, these loans have no identifiable loss potential in the near future, however; the possibility of a loss developing is heightened.

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of December 31, 2012
Non-residential real estate	$1,020,247	$165,232	$27,110	$9,656	$—	$1,222,245
Residential real estate	648,877	86,564	15,382	4,110	—	754,933
Non-consumer non-real estate	684,740	92,784	6,084	1,515	—	785,123
Consumer non-real estate	209,182	10,305	1,904	356	—	221,747
Other loans	145,239	2,575	1,172	911	—	149,897
Acquired loans	83,015	18,124	4,478	2,865	—	108,482

Total	$2,791,300	$375,584	$56,130	$19,413	$—	$3,242,427

As of December 31, 2011
Non-residential real estate	$907,687	$104,614	$30,519	$8,378	$—	$1,051,198
Residential real estate	599,337	74,480	15,567	5,239	—	694,623
Non-consumer non-real estate	626,735	91,497	7,399	1,059	—	726,690
Consumer non-real estate	188,180	9,229	2,431	376	—	200,216
Other loans	152,798	2,546	1,653	2,046	—	159,043
Acquired loans	131,534	37,192	9,581	3,421	—	181,728

Total	$2,606,271	$319,558	$67,150	$20,519	$—	$3,013,498

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

	ALLL
	Non-Residential Real Estate	Residential Real Estate	Non- Consumer Non-Real Estate	Consumer Non-Real Estate	Other Loans	Acquired Loans	Total
	(Dollars in thousands)
As of December 31, 2012
Allowance for loan losses:
Balance at December 31, 2011	$13,948	$9,764	$9,156	$2,315	$1,886	$587	$37,656
Charge-offs	(291)	(616)	(590)	(509)	(265)	(373)	(2,644)
Recoveries	56	134	171	194	34	24	613

Net charge-offs	(235)	(482)	(419)	(315)	(231)	(349)	(2,031)
Provisions charged to operations	1,256	533	648	451	230	(18)	3,100

Balance at December 31, 2012	$14,969	$9,815	$9,385	$2,451	$1,885	$220	$38,725

Allowance for loan losses—ending balances:
Individually evaluated for impairment	$2,759	$2,303	$1,403	$287	$253	$—	$7,005
Collectively evaluated for impairment	12,210	7,512	7,982	2,164	1,632	220	31,720

Balance at December 31, 2012	$14,969	$9,815	$9,385	$2,451	$1,885	$220	$38,725

Loans-ending balances:
Individually evaluated for impairment	$36,765	$19,492	$7,599	$2,260	$235	$—	$66,351
Collectively evaluated for impairment	1,185,480	735,441	777,524	219,487	149,662	101,139	3,168,733
Loans acquired with deteriorated credit quality	—	—	—	—	—	7,343	7,343

Balance at December 31, 2012	$1,222,245	$754,933	$785,123	$221,747	$149,897	$108,482	$3,242,427

As of December 31, 2011
Allowance for loan losses:
Balance at December 31, 2010	$13,142	$8,957	$9,587	$2,301	$1,758	$—	$35,745
Charge-offs	(353)	(752)	(524)	(652)	(270)	(546)	(3,097)
Recoveries	23	141	156	120	28	25	493

Net charge-offs	(330)	(611)	(368)	(532)	(242)	(521)	(2,604)
Provisions charged to operations	1,136	1,418	(63)	546	370	1,108	4,515

Balance at December 31, 2011	$13,948	$9,764	$9,156	$2,315	$1,886	$587	$37,656

Allowance for loan losses—ending balances:
Individually evaluated for impairment	$3,295	$2,636	$1,445	$328	$254	$—	$7,958
Collectively evaluated for impairment	10,653	7,128	7,711	1,987	1,632	587	29,698

Balance at December 31, 2011	$13,948	$9,764	$9,156	$2,315	$1,886	$587	$37,656

Loans-ending balances:
Individually evaluated for impairment	$38,897	$20,806	$8,458	$2,807	$261	$—	$71,229
Collectively evaluated for impairment	1,012,301	673,817	718,232	197,409	158,782	168,726	2,929,267
Loans acquired with deteriorated credit quality	—	—	—	—	—	13,002	13,002

Balance at December 31, 2011	$1,051,198	$694,623	$726,690	$200,216	$159,043	$181,728	$3,013,498

The following table is a summary of amounts included in the ALLL for impaired loans with specific reserves and the recorded balance of the related loans. No material amounts of interest income were collected on impaired loans with specific reserves for 2012, 2011 or 2010.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Allowance for loss on impaired loans	$3,252	$2,779	$3,040
Recorded balance of impaired loans	12,313	13,437	10,510
Average recorded investment	12,875	11,974	8,967

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Other real estate owned	$2,543	$5,091
Repossessed assets	1,034	1,460

Total	$3,577	$6,551

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
(Dollars in thousands)
2012	$25,264	$24,706	$(20,940)	$29,030
2011	$21,287	$8,162	$(4,185)	$25,264
2010	$20,222	$36,968	$(35,903)	$21,287

(6) PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment by classification:

	Estimated Useful Lives	December 31,
		2012	2011
		(Dollars in thousands)
Land		$28,488	$27,738
Buildings	10 to 40 years	116,045	112,614
Furniture, fixtures and equipment	3 to 15 years	60,174	58,340
Accumulated depreciation		(89,204)	(87,337)

Premises and equipment, net		$115,503	$111,355

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2012
Core deposit intangibles	$14,800	$(7,142)	$7,658
Customer relationship intangibles	5,657	(1,986)	3,671
Mortgage servicing intangibles	855	(101)	754

Total	$21,312	$(9,229)	$12,083

As of December 31, 2011
Core deposit intangibles	$14,800	$(5,662)	$9,138
Customer relationship intangibles	5,657	(1,639)	4,018
Mortgage servicing intangibles	1,100	(37)	1,063

Total	$21,557	$(7,338)	$14,219

Estimated amortization of intangible assets, as of December 31, 2012, is as follows (dollars in thousands):

Estimated Amortization
2013	$1,825
2014	1,582
2015	1,554
2016	1,325
2017	1,239

At December 31, 2012, the weighted-average remaining life all intangible assets was approximately 7.0 years which consisted of customer relationship intangibles with a weighted-average life of 11.1 years, core deposit intangibles with a weighted-average life of 6.0 years and mortgage servicing intangibles with a weighted-average life of 2.7 years based on current prepayment assumptions.

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2012
Balance at beginning and end of period	$8,079	$30,552	$5,464	$450	$44,545

Year Ended December 31, 2011
Balance at beginning of period	$8,079	$30,507	$5,464	$498	$44,548
Adjustments	—	45	—	(48)	(3)

Balance at end of period	$8,079	$30,552	$5,464	$450	$44,545

(8) TIME DEPOSITS

Time deposits include certificates of deposit and individual retirement accounts.

At December 31, 2012, the scheduled maturities of all time deposits are as follows (Dollars in thousands):

2013	$595,563
2014	146,653
2015	39,223
2016	28,230
2017	33,734
Thereafter	17

Total	$843,420

The following table is a summary of large time deposits for the periods presented:

	December 31,
	2012	2011
	(Dollars in thousands)
Time deposits of $100,000 or more	$393,472	$414,934

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2012	2011
	(Dollars in thousands)
Federal funds purchased	$200	$—
Repurchase agreements	4,371	8,274

Total	$4,571	$8,274

Weighted average interest rate	0.40%	0.70%

End of period interest rate	0.15%	0.54%

Federal funds purchased represent borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

(10) LONG-TERM BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $525.1 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2012, the Company had the ability to draw up to $33.0 million on the FHLB line of credit based on FHLB stock holdings of $2.1 million with approximately $9.2 million in advances outstanding. The advances mature at varying dates through 2014 and had rates between 1.7% and 3.4% at December 31, 2012.

The following table shows the contractual maturities of the long-term borrowings at December 31, 2012, (Dollars in thousands):

2013	$5,178
2014	4,000

Total	$9,178

(11) JUNIOR SUBORDINATED DEBENTURES

The following is a summary of the Junior Subordinated Debentures:

	December 31, 2012	December 31, 2011
Issue	Amount	Amount	Rate	Maturity
(Dollars in thousands)
BFC II	$26,804	$26,804	7.20%	03/31/2034
UNST I	—	2,062	3 month LIBOR + 1.65%	03/15/2036
FBCST I	—	7,217	3 month LIBOR + 2.85%	12/17/2033

Total	$26,804	$36,083

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

In October 2010, BancFirst Corporation acquired Union National Statutory Trust I (“UNST I”), a trust formed under the Delaware Business Trust Act, from the merger of Union National Bancshares, Inc. BancFirst Corporation owned of the common securities of UNST I. The trust had issued $2 million of aggregate liquidation amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Deferrable Interest Debentures”) to other investors. The proceeds from the sale of the Deferrable Interest Debentures and the common securities of UNST I were invested in $2.1 million of Junior Subordinated Debentures of Union National Bancshares, Inc., which were assumed by BancFirst Corporation as a result of the merger. Interest payments on the $2.1 million of Junior Subordinated Debentures were payable March 15, June 15, September 15 and December 15 of each year. The interest rate on the $2.1 million of Junior Subordinated Debentures was set at 6.5% through March 2011 at which time the rate switched to three-month LIBOR plus 165 basis points. The Deferrable Interest Debentures were callable at par, in whole or in part, after March 15, 2011. On June 15, 2012, BancFirst Corporation redeemed the UNST I Junior Subordinated Debentures at par value.

On July 12, 2011, BancFirst Corporation acquired FBC Financial Corp. Statutory Trust I (“FBCST I”), a trust formed under the Connecticut Business Trust Act, from the merger of FBC Financial Corp. BancFirst Corporation owned of the common securities of FBCST I. The trust had issued $7 million of aggregate liquidation amount of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Deferrable Interest Debentures”) to other investors. The proceeds from the sale of the Deferrable Interest Debentures and the common securities of FBCST I were invested in $7.2 million of Junior Subordinated Debentures of FBC Financial Corp., which were assumed by BancFirst Corporation as a result of the merger. Interest payments on the $7.2 million of Junior Subordinated Debentures were payable March 17, June 17, September 17 and December 17 of each year. The interest rate on the $7.2 million of Junior Subordinated Debentures was set at three-month LIBOR plus 285 basis points. The Deferrable Interest Debentures were callable at par, in whole or in part, after December 17, 2008. On June 18, 2012, BancFirst Corporation redeemed the FBCST I Junior Subordinated Debentures at par value.

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Current taxes:
Federal	$24,928	$26,489	$20,240
State	2,865	3,869	3,155
Deferred taxes	(689)	(5,282)	(58)

Total income taxes	$27,104	$25,076	$23,337

Income tax expense applicable to securities transactions approximated $1,720,000, $560,000 and $106,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

A reconciliation of tax expense at the Federal statutory tax rate applied to income before taxes is presented in the following table:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Tax expense at the Federal statutory tax rate	$27,651	$24,744	$22,976
Increase (decrease) in tax expense from:
Tax-exempt income, net	(783)	(904)	(648)
Modified endowment life contracts	(870)	(809)	(705)
State tax expense, net of Federal tax benefit	3,652	3,916	3,098
Federal tax credits	(2,455)	(1,227)	(1,914)
Other, net	(91)	(644)	530

Total tax expense	$27,104	$25,076	$23,337

The net deferred tax asset consisted of the following and is reported in other assets:

	December 31,
	2012	2011
	(Dollars in thousands)
Provision for loan losses	$13,617	$14,252
Write-downs of other real estate owned	915	973
Deferred compensation	1,995	1,787
Stock-based compensation	2,707	2,260
Other	994	910

Gross deferred tax assets	20,228	20,182

Unrealized net gains on securities	(3,402)	(5,085)
Premium on securities of banks acquired	(806)	(1,080)
Intangibles	(2,397)	(2,175)
Basis difference related to tax credits	(775)	(664)
Depreciation	(4,443)	(3,923)
Leveraged lease	(2,607)	(2,982)
Other	(507)	(1,336)

Gross deferred tax liabilities	(14,937)	(17,245)

Net deferred tax asset	$5,291	$2,937

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2012, 2011 and 2010, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination which includes the years 2010 to 2012. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,800,000 shares in May 2011. At December 31, 2012, 15,860 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2014. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2012 will become exercisable through the year 2019. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At December 31, 2012, 30,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2012 will become exercisable through the year 2015. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued stock to satisfy stock-based exercises, but reserves the right to use treasury stock purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Year Ended December 31, 2012
Outstanding at December 31, 2011	1,298,431	$30.14
Options granted	49,000	40.93
Options exercised	(130,450)	17.07
Options canceled, forfeited, or expired	—	—

Outstanding at December 31, 2012	1,216,981	31.98	8.63 Yrs	$12,637

Exercisable at December 31, 2012	620,281	25.72	5.22 Yrs	$10,324

Year Ended December 31, 2011
Outstanding at December 31, 2010	1,172,181	$28.32
Options granted	180,000	39.39
Options exercised	(48,750)	19.76
Options canceled, forfeited, or expired	(5,000)	37.50

Outstanding at December 31, 2011	1,298,431	30.14	8.66 Yrs	$9,607

Exercisable at December 31, 2011	706,731	23.27	5.34 Yrs	$10,083

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$8.82	$12.79	$15.69
Total intrinsic value of options exercised	3,297	912	1,445
Cash received from options exercised	2,227	963	1,611
Tax benefit realized from options exercised	1,275	353	559

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Stock-based compensation expense	$1,530	$1,375	$1,218
Tax	592	532	471

Stock-based compensation expense, net of tax	$938	$843	$747

The Company will continue to amortize the remaining fair value of stock options over the remaining vesting period of approximately seven years. The following table shows the remaining fair value of stock options:

December 31, 2012
(Dollars in thousands)
Fair value of stock options	$5,435

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.74% to 1.95%	1.97% to 3.61%	2.62% to 4.00%
Dividend yield	2.00%	2.00%	2.00%
Stock price volatility	21.71% to 38.75%	25.26% to 38.43%	27.28% to 38.61%
Expected term	10Yrs	10Yrs	10Yrs

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

	December 31,
	2012	2011
Accumulated stock units	55,390	51,190
Average price	$33.98	$33.21

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

	December 31,
	2012	2011	2010
	(Dollars in thousands)
401(k) contributions	$1,690	$1,534	$1,465
ESOP contributions	1,703	1,629	1,353

Total contributions	$3,393	$3,163	$2,818

(15) STOCKHOLDERS’ EQUITY

As of December 31, 2012, 2011 and 2010 the Company’s authorized and outstanding preferred and common stock was as follows:

	No. of Shares Authorized at December 31, 2012	No. of Shares Outstanding at December 31,
Class of Stock		2012	2011	2010	Par Value Per Share	Dividends	Voting Rights
Senior Preferred	10,000,000	—	—	—	$1.00	As declared	Voting
10% Cumulative Preferred	900,000	—	—	—	$5.00	As declared	Non-voting
Common.	20,000,000	15,242,308	15,117,430	15,368,717	$1.00	As declared	Voting

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

(c) Common stock: At December 31, 2012, 2011 and 2010 the shares issued equaled shares outstanding.

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

The following table is a summary of the shares under the program:

	Year Ended December 31,
	2012	2011	2010
Number of shares repurchased	6,787	302,149	16,500
Average price of shares repurchased	$37.70	$35.74	$36.69
Shares remaining to be repurchased	234,964	241,751	543,900

The Company’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2013, approximately $61.0 million of the equity of BancFirst was available for dividend payments to the Company.

During any deferral period or any event of default on the Junior Subordinated Debentures, the Company may not declare or pay any dividends on any of its capital stock.

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-

balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes, as of December 31, 2012, that the Company and BancFirst met all capital adequacy requirements to which they are subject. The required capital amounts and the Company’s and BancFirst’s respective ratios are shown in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$522,095	14.36%	$290,882	8.00%	N/A	N/A
BancFirst	493,621	13.61%	290,236	8.00%	$362,795	10.00%
Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	483,370	13.29%	145,441	4.00%	N/A	N/A
BancFirst	454,896	12.54%	145,118	4.00%	217,677	6.00%
Tier I Capital
(to Total Assets)-
BancFirst Corporation	483,370	8.10%	180,728	3.00%	N/A	N/A
BancFirst	454,896	7.63%	180,137	3.00%	300,228	5.00%
As of December 31, 2011:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$489,629	14.62%	$267,937	8.00%	N/A	N/A
BancFirst	459,978	14.25%	258,209	8.00%	$322,761	10.00%
Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	451,973	13.49%	133,969	4.00%	N/A	N/A
BancFirst	422,429	13.09%	129,104	4.00%	193,656	6.00%
Tier I Capital
(to Total Assets)-
BancFirst Corporation	451,973	8.14%	168,410	3.00%	N/A	N/A
BancFirst	422,429	7.88%	162,234	3.00%	270,390	5.00%

As of December 31, 2012, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework for prompt corrective action. To be well capitalized under Federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $10 billion. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

(16) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Year Ended December 31, 2012
Basic
Income available to common stockholders	$51,900	15,172,457	$3.42

Effect of stock options	—	271,188

Diluted
Income available to common stockholders plus assumed exercises of stock options	$51,900	15,443,645	$3.36

Year Ended December 31, 2011
Basic
Income available to common stockholders	$45,621	15,267,357	$2.99

Effect of stock options	—	282,774

Diluted
Income available to common stockholders plus assumed exercises of stock options	$45,621	15,550,131	$2.93

Year Ended December 31, 2010
Basic
Income available to common stockholders	$42,309	15,348,102	$2.76

Effect of stock options	—	303,210

Diluted
Income available to common stockholders plus assumed exercises of stock options	$42,309	15,651,312	$2.70

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2012	604,429	$38.69
December 31, 2011	550,495	$38.85
December 31, 2010	420,679	$38.31

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in thousands)
ASSETS
Cash	$19,635	$4,774
Securities	266	199
Investments in subsidiaries	523,312	511,698
Goodwill	450	450
Dividends receivable	1,465	5,138
Other assets	1,995	1,654

Total assets	$547,123	$523,913

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$752	$4,789
Junior subordinated debentures	26,804	36,083
Stockholders’ equity	519,567	483,041

Total liabilities and stockholders’ equity	$547,123	$523,913

STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$20,784	$19,011	$17,762
Interest on interest-bearing deposits	57	20	153
Other	—	88	(190)

Total operating income	20,841	19,119	17,725

OPERATING EXPENSE
Interest	2,134	2,501	2,016
Other	942	740	299

Total operating expense	3,076	3,241	2,315

Income before taxes and equity in undistributed earnings of subsidiaries	17,765	15,878	15,410
Allocated income tax benefit	1,371	886	689

Income before equity in undistributed earnings of subsidiaries	19,136	16,764	16,099
Equity in undistributed earnings of subsidiaries	34,281	31,856	27,428
Amortization of stock-based compensation arrangements of subsidiaries	(1,517)	(2,999)	(1,218)

Net income	$51,900	$45,621	$42,309

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,900	$45,621	$42,309
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(34,281)	(31,856)	(27,428)
Amortization of stock-based compensation arrangements	1,517	2,999	1,218
Other, net	2,944	12,402	(1,790)

Net cash provided by operating activities	22,080	29,166	14,309

INVESTING ACTIVITIES
Net cash provided by (used for) acquisitions	19,866	11,748	(26,934)
Purchases of securities	—	(2)	—
Sales and maturities of held for investment and available for sale securities	—	28	200
Other, net	—	240	—

Net cash provided by (used for) investing activities	19,866	12,014	(26,734)

FINANCING ACTIVITIES
Issuance of common stock	3,540	1,398	2,173
Common stock acquired	(256)	(10,799)	(605)
Cash dividends paid	(21,090)	(15,593)	(14,733)
Redeemption of Junior Subordinated Debentures	(9,279)	—	—
(Paydown)/issuance of long-term borrowings	—	(14,500)	14,500

Net cash (used for) provided by financing activities	(27,085)	(39,494)	1,335

Net increase (decrease) in cash	14,861	1,686	(11,090)
Cash and due from banks at the beginning of the period	4,774	3,088	14,178

Cash and due from banks at the end of the period	$19,635	$4,774	$3,088

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$2,128	$2,818	$2,039

Cash received during the period for income taxes, net	$1,884	$1,195	$1,089

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

	December 31,
	2012	2011
	(Dollars in thousands)
Loan commitments	$855,820	$718,191
Stand-by letters of credit	58,629	55,804

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

The Company leases two parcels of land on which it owns buildings, fourteen ATM locations, two storage facilities, five parking lots and office space in thirteen buildings. These leases expire at various dates through 2064.

The future minimum rental payments under these leases at December 31, 2012, were as follows (Dollars in thousands):

2013	$753
2014	558
2015	415
2016	397
2017	257
Later years	686

Total	$3,066

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2012	$1,159
2011	$1,112
2010	$1,044

The Company is a defendant in legal actions arising from normal business activities. Management believes that all legal actions against the Company are without merit or that the ultimate liability, if any, resulting from them will not materially affect the Company’s financial statements.

(20) FAIR VALUE MEASUREMENTS

Accounting standards define fair value as the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date.

FASB Accounting Standards Codification Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Mortgage Servicing Intangibles

The Company acquired these Mortgage Servicing Intangibles with the acquisition of 1st Bank Oklahoma on July 12, 2011. Mortgage Servicing Intangibles are amortized based on current prepayment assumptions and are adjusted to fair value quarterly, if impaired. Fair value is estimated based on the present value of future cash flows over several interest rate scenarios, which are then discounted at risk-adjusted rates. The Company considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. When available, fair value estimates and assumptions are compared to observable market data and the recent market activity and actual portfolio experience.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
December 31, 2012
Securities available for sale	$—	$536,101	$10,025	$546,126
Derivative assets	—	3,521	—	3,521
Derivative liabilities	—	1,801	—	1,801
Loans held for sale	—	13,661	—	13,661
Mortgage servicing intangibles	—	—	754	754
December 31, 2011
Securities available for sale	$—	$580,338	$12,162	$592,500
Derivative assets	—	7,082	—	7,082
Derivative liabilities	—	5,420	—	5,420
Loans held for sale	—	12,126	—	12,126
Mortgage servicing intangibles	—	—	1,063	1,063

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the years ended December 31, 2012 and 2011 were as follows:

	2012	2011
	(Dollars in thousands)
Balance at the beginning of the year	$13,225	$10,837
Purchases, issuances and settlements	1,376	1,344
Sales	(6,050)	(1,954)
Gains included in earnings	4,606	1,288
Total unrealized (losses) gains	(2,378)	1,710

Balance at the end of the year	$10,779	$13,225

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the years ended December 31, 2012 and 2011, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis and the related gains or losses recognized during the year:

	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Year Ended December 31, 2012
Impaired loans (less specific allowance)	—	—	$40,681	$40,681	$—
Foreclosed assets	—	—	339	339	(118)
Other real estate owned	—	—	9,227	9,227	(1,328)
Year Ended December 31, 2011
Impaired loans (less specific allowance)	—	—	$18,173	$18,173	$—
Foreclosed assets	—	—	531	531	(98)
Other real estate owned	—	—	16,109	16,109	(617)

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,945,848	$1,945,848	$1,708,133	$1,708,133
Securities held for investment	16,416	16,689	22,477	22,958
Loans:
Loans (net of unearned interest)	3,242,427		3,013,498
Allowance for loan losses	(38,725)		(37,656)

Loans, net	3,203,702	3,264,948	2,975,842	3,022,619
FINANCIAL LIABILITIES
Deposits	5,440,830	5,466,958	5,037,735	5,052,470
Short-term borrowings	4,571	4,571	8,274	8,274
Long-term borrowings	9,178	9,224	18,476	18,578
Junior subordinated debentures	26,804	28,144	36,083	39,300
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,498		1,257
Letters of credit		440		419

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued quarterly) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment, of which there were none as of December 31, 2012 or 2011. The overall levels of non-financial assets and non-financial liabilities were not considered to be significant to the Company at December 31, 2012 or 2011.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		December 31,
		2012		2011
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	738	$2,568	454	$4,693
Derivative liabilities	Barrels	(738)	(1,591)	(454)	(3,693)

Natural Gas
Derivative assets	MMBTUs	4,431	$953	3,307	$2,389
Derivative liabilities	MMBTUs	(4,431)	(210)	(3,307)	(1,727)

Total Fair Value	Included in
Derivative assets	Other assets		3,521		7,082
Derivative liabilities	Other liabilities		1,801		5,420

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Derivative income	$599	$569	$501

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	December 31,
	2012	2011
	(Dollars in thousands)
Credit exposure	$2,410	$2,258

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2012
Net interest income (expense)	$54,062	$105,966	$7,055	$(2,268)	$—	$164,815
Provision for loan losses	1,202	1,607	182	109	—	3,100
Noninterest income	11,222	43,809	29,624	56,848	(53,786)	87,717
Depreciation and amortization	1,956	6,898	485	1,501	—	10,840
Other expenses	29,511	80,535	22,056	27,783	(297)	159,588

Income before taxes	$32,615	$60,735	$13,956	$25,187	$(53,489)	$79,004

Total assets	$1,996,539	$3,801,653	$186,473	$602,342	$(564,757)	$6,022,250

Capital expenditures	$4,099	$8,045	$398	$896	$—	$13,438

December 31, 2011
Net interest income (expense)	$50,952	$102,528	$7,055	$(3,638)	$—	$156,897
Provision for loan losses	21	4,205	276	13	—	4,515
Noninterest income	11,226	39,529	23,148	51,144	(48,086)	76,961
Depreciation and amortization	1,733	6,128	505	1,316	—	9,682
Other expenses	29,527	74,527	19,569	25,627	(286)	148,964

Income before taxes	$30,897	$57,197	$9,853	$20,550	$(47,800)	$70,697

Total assets	$1,738,426	$3,660,239	$153,872	$602,577	$(546,289)	$5,608,825

Capital expenditures	$2,265	$12,561	$107	$1,447	$—	$16,380

December 31, 2010
Net interest income (expense)	$46,928	$91,730	$7,489	$(3,390)	$—	$142,757
Provision for loan losses	528	2,199	228	(1)	—	2,954
Noninterest income	10,687	35,818	20,822	46,809	(44,198)	69,938
Depreciation and amortization	1,628	5,269	502	1,132	—	8,531
Other expenses	26,738	66,838	18,394	23,879	(285)	135,564

Income before taxes	$28,721	$53,242	$9,187	$18,409	$(43,913)	$65,646

Total assets	$1,534,552	$3,298,409	$140,854	$611,979	$(525,545)	$5,060,249

Capital expenditures	$1,614	$4,584	$162	$1,148	$—	$7,508

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

(23) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 is as follows:

	Quarter
	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
2012
Net interest income	$42,297	$40,832	$40,869	$40,817
Provision for loan losses	2,446	233	248	173
Noninterest income	21,800	22,116	20,364	23,437
Noninterest expense	43,363	42,465	42,563	42,037
Net income	12,306	13,860	11,729	14,005
Net income per common share:
Basic	0.81	0.91	0.77	0.93
Diluted	0.79	0.90	0.76	0.91
2011
Net interest income	$41,384	$40,218	$38,006	$37,289
Provision for loan losses	829	885	2,013	788
Noninterest income	19,435	20,117	19,679	17,730
Noninterest expense	41,380	41,259	39,610	36,397
Net income	11,598	12,553	10,115	11,355
Net income per common share:
Basic	0.77	0.82	0.66	0.74
Diluted	0.75	0.81	0.65	0.72

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s Chief Executive Officer, Interim Chief Financial Officer and Chief Risk Officer and Disclosure Committee, which includes the Company’s Chief Asset Quality Officer, Chief Internal Auditor, Treasurer, Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter of 2012 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2012.

Grant Thornton LLP, independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

March 18, 2013

/S/ DAVID E. RAINBOLT
David E. Rainbolt
President and Chief Executive Officer
(Principal Executive Officer)

/S/ RANDY FORAKER
Randy Foraker
Executive Vice President,
Interim Chief Financial Officer and
Chief Risk Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BancFirst Corporation

We have audited the internal control over financial reporting of BancFirst Corporation (an Oklahoma corporation) and Subsidiaries (collectively, the Company) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancFirst Corporation and Subsidiaries, as of and for the year ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on these financial statements.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 18, 2013

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K will be contained in the 2013 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2013 Proxy Statement under the caption “16(a) Beneficial Ownership Reporting Compliance” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2013 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2013 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 201(d) of Regulation S-K will be contained in the 2013 Proxy Statement under the caption “Equity Compensation Plan Information” and is hereby incorporated by reference. The information required by Item 403 of Regulation S-K will be contained in the 2013 Proxy Statement under the caption “Security Ownership” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K will be contained in the 2013 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2013 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) For the financial statements of BancFirst Corporation, reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

(1) Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flow for the three years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated June 15, 2004 (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

3.5	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

Exhibit Number	Exhibit

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.9	Form of Indenture relating to the Union National Bancshares, Inc. (BancFirst Corp. as successor) Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee. (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

4.10	Form of Indenture relating to the FBC Financial Corporation (BancFirst Corp. as successor) Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee. (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2011 and incorporated herein by reference).

10.1	Tenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 4.1 to the Company’s registration statement on Form S-8, File No. 333-175914 dated July 29, 2011, and incorporated herein by reference).

10.2	BancFirst Corporation Employee Stock Ownership and Trust Agreement adopted December 21, 2006 effective January 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 and incorporated herein by reference).

10.3	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.5	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.6	Amendment (Code Section 415 Compliance) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit

10.8	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.10	Amendment to the Amended and Restated BancFirst Corporation Employee Ownership Plan adopted October 27, 2011 effective October 1, 2011(filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 18, 2013	BANCFIRST CORPORATION

/s/ David E. Rainbolt
David E. Rainbolt
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2013.

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

/s/ Randy Foraker
Randy Foraker
Executive Vice President, Interim Chief Financial Officer and Chief Risk Officer (Principal Financial and Accounting Officer)

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index, both as compiled by the University of Chicago Center for Research in Security Price (“CRSP”). The period presented is from January 1, 2007 through December 31, 2012. The graph assumes an investment on January 1, 2007 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each quarter during the period represent the cumulative market values of the respective investment.

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