Form 10-Q
period 2013-03-31
BANCFIRST CORP /OK/
filed 2013-05-10
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013 there were 15,230,364 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2013	December 31, 2012	March 31, 2012
	(unaudited)	(see Note 1)	(unaudited)
ASSETS
Cash and due from banks	$130,316	$213,103	$143,515
Interest-bearing deposits with banks	1,585,736	1,732,045	1,693,439
Federal funds sold	—	700	—
Securities (fair value: $565,708, $562,815, and $574,230, respectively)	565,490	562,542	573,801
Loans:
Total loans (net of unearned interest)	3,219,967	3,242,427	3,049,376
Allowance for loan losses	(38,664)	(38,725)	(37,633)

Loans, net	3,181,303	3,203,702	3,011,743
Premises and equipment, net	116,729	115,503	114,115
Other real estate owned	9,098	9,227	12,005
Intangible assets, net	11,595	12,083	13,703
Goodwill	44,545	44,545	44,545
Accrued interest receivable	16,294	15,976	17,157
Other assets	112,820	112,824	113,971

Total assets	$5,773,926	$6,022,250	$5,737,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,934,427	$2,016,832	$1,817,907
Interest-bearing	3,240,085	3,423,998	3,334,949

Total deposits	5,174,512	5,440,830	5,152,856
Short-term borrowings	4,891	4,571	7,323
Accrued interest payable	2,012	2,170	2,473
Long-term borrowings	11,040	9,178	13,403
Other liabilities	26,960	19,130	33,899
Junior subordinated debentures	26,804	26,804	36,083

Total liabilities	5,246,219	5,502,683	5,246,037

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,228,277, 15,242,308 and 15,145,280, respectively	15,228	15,242	15,145
Capital surplus	82,956	82,401	78,420
Retained earnings	423,637	415,607	390,881
Accumulated other comprehensive income, net of income tax of $3,169, $3,400 and $4,043, respectively	5,886	6,317	7,511

Total stockholders’ equity	527,707	519,567	491,957

Total liabilities and stockholders’ equity	$5,773,926	$6,022,250	$5,737,994

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
INTEREST INCOME
Loans, including fees	$41,174	$41,960
Securities:
Taxable	1,353	2,407
Tax-exempt	346	424
Federal funds sold	1	1
Interest-bearing deposits with banks	977	973

Total interest income	43,851	45,765

INTEREST EXPENSE
Deposits	3,040	4,249
Short-term borrowings	2	8
Long-term borrowings	62	105
Junior subordinated debentures	491	586

Total interest expense	3,595	4,948

Net interest income	40,256	40,817
Provision for loan losses	300	173

Net interest income after provision for loan losses	39,956	40,644

NONINTEREST INCOME
Trust revenue	1,906	1,707
Service charges on deposits	12,336	10,607
Securities transactions	122	4,032
Income from sales of loans	688	572
Insurance commissions	4,045	2,993
Cash management	1,423	1,939
Gain on sale of other assets	217	20
Other	1,798	1,567

Total noninterest income	22,535	23,437

NONINTEREST EXPENSE
Salaries and employee benefits	25,209	24,800
Occupancy and fixed assets expense, net	2,580	2,446
Depreciation	2,308	2,131
Amortization of intangible assets	443	457
Data processing services	1,185	1,283
Net expense from other real estate owned	122	247
Marketing and business promotion	1,507	1,655
Deposit insurance	743	719
Other	7,847	8,299

Total noninterest expense	41,944	42,037

Income before taxes	20,547	22,044
Income tax expense	(7,175)	(8,039)

Net income	$13,372	$14,005

NET INCOME PER COMMON SHARE
Basic	$0.88	$0.93

Diluted	$0.86	$0.91

OTHER COMPREHENSIVE INCOME
Unrealized losses on securities, net of tax of $226 and $318, respectively	$(421)	$(591)
Reclassification adjustment for gains included in net income, net of tax of $5 and $723, respectively	(10)	(1,342)

Other comprehensive loss, net of tax of $231 and $1,041, respectively	(431)	(1,933)

Comprehensive income	$12,941	$12,072

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
COMMON STOCK
Issued at beginning of period	$15,242	$15,118
Shares issued	9	27
Shares acquired and canceled	(23)	—

Issued at end of period	$15,228	$15,145

CAPITAL SURPLUS
Balance at beginning of period	$82,401	$77,462
Common stock issued	158	455
Tax effect of stock options	23	62
Stock-based compensation arrangements	374	441

Balance at end of period	$82,956	$78,420

RETAINED EARNINGS
Balance at beginning of period	$415,607	$381,017
Net income	13,372	14,005
Dividends on common stock	(4,422)	(4,141)
Common stock acquired and canceled	(920)	—

Balance at end of period	$423,637	$390,881

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period	$6,317	$9,444
Net change	(431)	(1,933)

Balance at end of period	$5,886	$7,511

Total stockholders’ equity	$527,707	$491,957

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,372	$14,005
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	300	173
Depreciation and amortization	2,751	2,588
Net amortization of securities premiums and discounts	417	412
Realized securities gains	(122)	(4,032)
Gain on sales of loans	(688)	(572)
Cash receipts from the sale of loans originated for sale	54,540	45,767
Cash disbursements for loans originated for sale	(50,479)	(48,734)
Deferred income tax benefit	(96)	(20)
Gains on other assets	(99)	(30)
(Increase) decrease in interest receivable	(318)	1,505
Decrease in interest payable	(158)	(237)
Amortization of stock-based compensation arrangements	374	441
Other, net	3,819	3,619

Net cash provided by operating activities	23,613	14,885

INVESTING ACTIVITIES
Net decrease in Federal funds sold	700	400
Purchases of securities:
Available for sale	(20,565)	(9,785)
Maturities of securities:
Held for investment	315	1,099
Available for sale	15,317	44,034
Proceeds from sales and calls of securities:
Available for sale	1,027	6,470
Purchases of loans	(26,597)	(542)
Proceeds from sales of loans	27,426	11,485
Net other decrease/(increase) in loans	17,252	(44,317)
Purchases of premises, equipment and computer software	(3,683)	(5,005)
Proceeds from the sale of other assets	988	4,937

Net cash provided by investing activities	12,180	8,776

FINANCING ACTIVITIES
Net (decrease)/increase in demand, transaction and savings deposits	(239,034)	148,109
Net decrease in time deposits	(27,284)	(32,988)
Net in increase/(decrease) in short-term borrowings	320	(951)
Issuance/(paydown) of long-term borrowings	1,862	(5,073)
Issuance of common stock	190	544
Common stock acquired	(943)	—
Cash dividends paid	—	(4,081)

Net cash (used in) provided by financing activities	(264,889)	105,560

Net (decrease) increase in cash, due from banks and interest-bearing deposits	(229,096)	129,221
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,945,148	1,707,733

Cash, due from banks and interest-bearing deposits at the end of the period	$1,716,052	$1,836,954

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,753	$5,185

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to generally accepted accounting principles and general practice within the banking industry. A summary of significant accounting policies can be found in Footnote (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The accompanying consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, should be referred to in connection with these unaudited interim consolidated financial statements.

The unaudited interim consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2012, the date of the most recent annual report.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220).” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. Adoption of ASU 2013-02 did not have a significant effect on the Company’s financial statements.

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

In November 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosure about Offsetting Assets and Liabilities.” ASU 2011-11 is an amendment to require an entity to disclose both net and gross information about offsetting assets and liabilities to enable users of its financial statements to understand the effect of those arrangements. Arrangements include derivatives, sale and repurchase agreements and transactions, securities borrowing and securities lending arrangements. ASU 2011-11 was effective for annual and interim periods beginning on January 1, 2013. Adoption of ASU 2011-11 did not have a significant effect on the Company’s financial statements.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On January 19, 2012, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, completed the sale of one of its investments that resulted in a pretax gain of approximately $4.5 million. After related expenses and income taxes, the increase in net income approximated $2.6 million. The gain was included in first quarter 2012 earnings.

(3) SECURITIES

The following table summarizes securities held for investment and securities available for sale:

March 31, 2013
(Dollars in thousands)
Held for investment, at cost (fair value: $16,317)	$16,099
Available for sale, at fair value	549,391

Total	$565,490

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage backed securities (1)	$740	$56	$—	$796
States and political subdivisions	15,359	170	(8)	15,521

Total	$16,099	$226	$(8)	$16,317

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S. treasury and other Federal agencies	$459,301	$3,233	$(155)	$462,379
Mortgage backed securities (1)	17,212	764	(2)	17,974
States and political subdivisions	52,858	2,646	(11)	55,493
Other securities (2)	10,965	2,580	—	13,545

Total	$540,336	$9,223	$(168)	$549,391

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	March 31, 2013
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$4,590	$4,627
After one year but within five years	9,898	9,999
After five years but within ten years	1,179	1,212
After ten years	432	479

Total	$16,099	$16,317

Available for Sale
Contractual maturity of debt securities:
Within one year	$191,802	$192,015
After one year but within five years	219,323	221,790
After five years but within ten years	34,426	35,851
After ten years	87,206	89,611

Total debt securities	532,757	539,267
Equity securities	7,579	10,124

Total	$540,336	$549,391

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

March 31, 2013
(Dollars in thousands)
Book value of pledged securities	$487,367

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	March 31, 2013		December 31, 2012		March 31, 2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$518,438	16.10%	$559,274	17.25%	$526,028	17.25%
Oil & gas production & equipment	154,392	4.79	154,380	4.76	129,710	4.25
Agriculture	96,094	2.98	93,274	2.88	90,659	2.97
State and political subdivisions:
Taxable	9,272	0.29	9,412	0.29	7,332	0.24
Tax-exempt	13,034	0.41	13,194	0.41	15,810	0.52
Real estate:
Construction	231,770	7.20	226,102	6.97	200,609	6.58
Farmland	124,347	3.86	125,033	3.86	107,751	3.53
One to four family residences	680,129	21.12	669,230	20.64	660,725	21.67
Multifamily residential properties	47,506	1.48	50,721	1.56	40,164	1.32
Commercial	1,084,864	33.69	1,068,445	32.95	1,004,596	32.94
Consumer	240,600	7.47	253,002	7.80	244,171	8.01
Other (not classified above)	19,521	0.61	20,360	0.63	21,821	0.72

Total loans	$3,219,967	100.00%	$3,242,427	100.00%	$3,049,376	100.00%

Loans held for sale (included above)	$10,287		$13,661		$15,585

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

Accounting policies related to appraisals, nonaccruals and charge-offs are disclosed in Footnote (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Nonperforming and Restructured Assets

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table below. Had nonaccrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $301,000 for the three months ended March 31, 2013 and approximately $338,000 for the three months ended March 31, 2012.

At March 31, 2013, troubled debt restructurings were primarily due to the principal deferral restructuring from a customer whose loan was evaluated by management and determined to be well collateralized. Additionally, none of the concessions granted involved a principal reduction or a change from the current market rate of interest. Collateral value will be monitored periodically to evaluate possible impairment. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be restructured were not considered to be material.

The following table is a summary of nonperforming and restructured assets:

	March 31,	December 31,	March 31,
	2013	2012	2012
	(Dollars in thousands)
Past due 90 days or more and still accruing	$542	$537	$1,150
Nonaccrual	20,933	20,549	20,721
Restructured	17,792	17,866	18,483

Total nonperforming and restructured loans	39,267	38,952	40,354
Other real estate owned and repossessed assets	9,424	9,566	12,408

Total nonperforming and restructured assets	$48,691	$48,518	$52,762

Nonperforming and restructured loans to total loans	1.22%	1.20%	1.32%

Nonperforming and restructured assets to total assets	0.84%	0.81%	0.92%

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the credit risk component in the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

	March 31, 2013	March 31, 2012
	(Dollars in thousands)
Non-residential real estate	$9,666	$9,768
Residential real estate	4,335	4,754
Non-consumer non-real estate	1,449	1,425
Consumer non-real estate	187	143
Other loans	3,052	1,464
Acquired loans	2,244	3,167

Total	$20,933	$20,721

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Receivables
	30-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of March 31, 2013
Non-residential real estate	$3,293	$1,945	$5,238	$1,238,804	$1,244,042	$18
Residential real estate	4,438	868	5,306	768,487	773,793	268
Non-consumer non-real estate	2,100	214	2,314	748,287	750,601	74
Consumer non-real estate	1,994	184	2,178	209,142	211,320	126
Other loans	2,152	1,406	3,558	140,468	144,026	—
Acquired loans	1,993	328	2,321	93,864	96,185	56

Total	$15,970	$4,945	$20,915	$3,199,052	$3,219,967	$542

As of March 31, 2012
Non-residential real estate	$3,924	$849	$4,773	$1,097,141	$1,101,914	$192
Residential real estate	3,218	1,915	5,133	690,937	696,070	436
Non-consumer non-real estate	1,311	633	1,944	723,144	725,088	132
Consumer non-real estate	1,767	220	1,987	198,221	200,208	195
Other loans	1,414	1,352	2,766	160,722	163,488	59
Acquired loans	2,707	934	3,641	158,967	162,608	136

Total	$14,341	$5,903	$20,244	$3,029,132	$3,049,376	$1,150

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of March 31, 2013
Non-residential real estate	$27,949	$26,417	$2,185	$26,814
Residential real estate	6,079	5,472	1,337	4,847
Non-consumer non-real estate	1,899	1,565	452	2,249
Consumer non-real estate	441	421	96	408
Other loans	3,736	3,094	267	2,648
Acquired loans	10,311	8,261	41	8,893

Total	$50,415	$45,230	$4,378	$45,859

As of March 31, 2012
Non-residential real estate	$28,420	$27,558	$2,235	$22,887
Residential real estate	6,185	5,695	1,432	5,557
Non-consumer non-real estate	2,062	1,748	605	1,664
Consumer non-real estate	567	477	65	452
Other loans	1,880	1,524	320	2,666
Acquired loans	16,850	14,173	275	15,780

Total	$55,964	$51,175	$4,932	$49,006

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

The general characteristics of the risk grades are disclosed in Footnote (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of March 31, 2013
Non-residential real estate	$1,043,069	$165,295	$25,994	$9,684	$—	$1,244,042
Residential real estate	670,352	84,644	14,140	4,657	—	773,793
Non-consumer non-real estate	647,162	97,110	4,800	1,529	—	750,601
Consumer non-real estate	198,107	10,912	1,923	374	4	211,320
Other loans	139,696	2,304	1,103	923	—	144,026
Acquired loans	74,939	14,936	4,009	2,301	—	96,185

Total	$2,773,325	$375,201	$51,969	$19,468	$4	$3,219,967

As of March 31, 2012
Non-residential real estate.	$951,016	$112,408	$28,721	$9,769	$—	$1,101,914
Residential real estate	591,818	83,250	15,579	5,423	—	696,070
Non-consumer non-real estate	636,582	79,548	7,480	1,478	—	725,088
Consumer non-real estate	187,999	9,690	2,132	387	—	200,208
Other loans	158,729	2,775	1,725	259	—	163,488
Acquired loans	119,165	31,319	8,901	3,223	—	162,608

Total	$2,645,309	$318,990	$64,538	$20,539	$—	$3,049,376

The allowance for loan losses methodology is disclosed in Footnote (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table details activity in the ALLL by class of loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	ALLL
	Non- Residential Real Estate	Residential Real Estate	Non- Consumer Non-Real Estate	Consumer Non-Real Estate	Other Loans	Acquired Loans	Total
	(Dollars in thousands)
Three Months Ended March 31, 2013
Allowance for loan losses:
Balance at December 31, 2012	$14,969	$9,815	$9,385	$2,451	$1,885	$220	$38,725

Charge-offs	(18)	(151)	(36)	(140)	(139)	(49)	(533)
Recoveries	19	13	31	76	—	33	172

Net charge-offs	1	(138)	(5)	(64)	(139)	(16)	(361)

Provisions charged to operations	361	244	(398)	(3)	76	20	300

Balance at March 31, 2013	$15,331	$9,921	$8,982	$2,384	$1,822	$224	$38,664

Allowance for loan losses-ending balances:
Individually evaluated for impairment	$2,694	$2,123	$1,211	$290	$199	$—	$6,517
Collectively evaluated for impairment	12,637	7,798	7,771	2,094	1,623	224	32,147

Balance at March 31, 2013	$15,331	$9,921	$8,982	$2,384	$1,822	$224	$38,664

Loans-Ending balances:
Individually evaluated for impairment	$35,678	$18,797	$6,329	$2,301	$246	$—	$63,351
Collectively evaluated for impairment	1,208,364	754,996	744,272	209,019	143,780	89,875	3,150,306
Loans acquired with deteriorated credit quality	—	—	—	—	—	6,310	6,310

Balance at March 31, 2013	$1,244,042	$773,793	$750,601	$211,320	$144,026	$96,185	$3,219,967

Three Months Ended March 31, 2012
Allowance for loan losses:
Balance at December 31, 2011	$13,948	$9,764	$9,156	$2,315	$1,886	$587	$37,656

Charge-offs	(121)	(36)	(17)	(114)	(180)	(64)	(532)
Recoveries	37	96	98	84	19	2	336

Net charge-offs	(84)	60	81	(30)	(161)	(62)	(196)

Provisions charged to operations	245	(62)	(39)	(2)	125	(94)	173

Balance at March 31, 2012	$14,109	$9,762	$9,198	$2,283	$1,850	$431	$37,633

Allowance for loan losses-ending balances:
Individually evaluated for impairment	$3,085	$2,692	$1,741	$300	$183	$—	$8,001
Collectively evaluated for impairment	11,024	7,070	7,457	1,983	1,667	431	29,632

Balance at March 31, 2012	$14,109	$9,762	$9,198	$2,283	$1,850	$431	$37,633

Loans-Ending balances:
Individually evaluated for impairment	$38,489	$21,002	$8,958	$2,519	$147	$—	$71,115
Collectively evaluated for impairment	1,063,425	675,068	716,130	197,689	163,341	150,484	2,966,137
Loans acquired with deteriorated credit quality	—	—	—	—	—	12,124	12,124

Balance at March 31, 2012	$1,101,914	$696,070	$725,088	$200,208	$163,488	$162,608	$3,049,376

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Other real estate owned	$436	$659
Repossessed assets	209	180

Total	$645	$839

(5) INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of March 31, 2013
Core deposit intangibles	$13,473	$(6,171)	$7,302
Customer relationship intangibles	5,657	(2,073)	3,584
Mortgage servicing intangibles	823	(114)	709

Total	$19,953	$(8,358)	$11,595

Additional information for intangible assets can be found in Footnote (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(6) STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 2,800,000 shares in May 2011. At March 31, 2013, 15,860 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2014. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2013 will become exercisable through the year 2019. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At March 31, 2013, 30,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2013 will become exercisable through the year 2015. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued stock to satisfy stock-based exercises, but reserves the right to use treasury stock purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term		Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2013
Outstanding at December 31, 2012	1,216,981	$31.98
Options granted	—	—
Options exercised	(8,250)	17.22
Options cancelled, forfeited or expired	—	—

Outstanding at March 31, 2013	1,208,731	32.08	8.43	Yrs	$11,632

Exercisable at March 31, 2013	626,031	26.20	5.01	Yrs	$9,703

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Total intrinsic value of options exercised	$348	$1,132
Cash received from options exercised	142	483
Tax benefit realized from options exercised	135	438

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Stock-based compensation expense	$374	$441
Tax	145	171

Stock-based compensation expense, net of tax	$229	$270

The Company will continue to amortize the remaining fair value of stock options over the remaining vesting period of approximately seven years. The following table shows the remaining fair value of stock options:

March 31, 2013
(Dollars in thousands)
Fair value of stock options	$5,103

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method:

	Three Months Ended March 31,
	2013		2012
Risk-free interest rate	1.95%		1.95%
Dividend yield	2.00%		2.00%
Stock price volatility	20.21%		38.75%
Expected term	10	Yrs	10	Yrs

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

(7) STOCKHOLDERS’ EQUITY

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

The following table is a summary of the shares under the program:

	Three Months Ended March 31,
	2013	2012
Number of shares repurchased	23,050	—
Average price of shares repurchased	$40.92	—
Shares remaining to be repurchased	211,914	241,751

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes, as of March 31, 2013, that the Company and BancFirst met all capital adequacy requirements to which they are subject. The required capital amounts and the Company’s and BancFirst’s respective ratios are shown in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2013:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$531,048	14.75%	$288,098	8.00%	N/A	N/A
BancFirst	502,497	13.98%	287,481	8.00%	$359,351	10.00%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$492,384	13.67%	$144,049	4.00%	N/A	N/A
BancFirst	463,833	12.91%	143,740	4.00%	$215,610	6.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$492,384	8.61%	$173,218	3.00%	N/A	N/A
BancFirst	463,833	8.12%	172,641	3.00%	$287,735	5.00%

As of March 31, 2013, BancFirst was considered to be “well capitalized” and there are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date. To be well capitalized under Federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $10 billion.

(8) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2013
Basic
Income available to common stockholders	$13,372	15,238,701	$0.88

Effect of stock options	—	243,816

Diluted
Income available to common stockholders plus assumed exercises of stock options	$13,372	15,482,517	$0.86

Three Months Ended March 31, 2012
Basic
Income available to common stockholders	$14,005	15,134,606	$0.93

Effect of stock options	—	280,905

Diluted
Income available to common stockholders plus assumed exercises of stock options	$14,005	15,415,511	$0.91

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended March 31, 2013	534,000	$39.44
Three Months Ended March 31, 2012	607,200	$38.70

(9) FAIR VALUE MEASUREMENTS

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

•

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes certain impaired loans, foreclosed assets, other real estate, goodwill, and other intangible assets.

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

Securities Available for Sale

Securities classified as available for sale are reported at fair value. U.S. Treasuries are valued using Level 1 inputs. Other securities available for sale including U.S. Federal agencies, mortgage backed securities, and state and political subdivisions are valued using prices from an independent pricing service utilizing Level 2 data. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company also invests in equity securities classified as available for sale for which observable information is not readily available. These securities are reported at fair value utilizing Level 3 inputs. For these securities, management determines the fair value based on replacement cost, the income approach or information provided by outside consultants or lead investors.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2013
Securities available for sale	$20,304	$518,963	$10,124	$549,391
Derivative assets	—	3,424	—	3,424
Derivative liabilities	—	1,658	—	1,658
Loans held for sale	—	10,287	—	10,287
Mortgage servicing intangibles	—	—	709	709
March 31, 2012
Securities available for sale	$—	$543,069	$9,373	$552,442
Derivative assets	—	10,578	—	10,578
Derivative liabilities	—	8,576	—	8,576
Loans held for sale	—	15,585	—	15,585
Mortgage servicing intangibles	—	—	1,004	1,004

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Balance at the beginning of the year	$10,779	$13,225
Purchases, issuances and settlements	116	173
Sales	(15)	(4,928)
(Losses) gains included in earnings	(30)	3,973
Total unrealized losses	(17)	(2,066)

Balance at the end of the period	$10,833	$10,377

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the three months ended March 31, 2013 and 2012, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis and the related gains or losses recognized during the period:

	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Three Months Ended March 31, 2013
Impaired loans (less specific allowance)	—	—	$40,852	$40,852	$—
Foreclosed assets	—	—	$326	$326	$13
Other real estate owned	—	—	$9,098	$9,098	$(87)
Three Months Ended March 31, 2012
Impaired loans (less specific allowance)	—	—	$46,243	$46,243	$—
Foreclosed assets	—	—	$403	$403	$(1)
Other real estate owned	—	—	$12,005	$12,005	$(154)

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

The estimated fair values of the Company’s financial instruments are as follows:

	March 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,716,052	$1,716,052	$1,836,954	$1,836,954
Securities held for investment	16,099	16,317	21,359	21,788
Loans:
Loans (net of unearned interest)	3,219,967		3,049,376
Allowance for loan losses	(38,664)		(37,633)

Loans, net	3,181,303	3,240,479	3,011,743	3,047,715
FINANCIAL LIABILITIES
Deposits	5,174,512	5,200,273	5,152,856	5,186,324
Short-term borrowings	4,891	4,891	7,323	7,323
Long-term borrowings	11,040	11,010	13,403	13,440
Junior subordinated debentures	26,804	31,093	36,083	39,289
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,556		1,197
Letters of credit		469		463

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued quarterly) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities were not considered to be significant to the Company at March 31, 2013 or 2012.

(10) DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

	March 31, 2013
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	877	$2,174
Derivative liabilities	Barrels	(877)	(1,215)
Natural Gas
Derivative assets	MMBTUs	4,653	1,250
Derivative liabilities	MMBTUs	(4,653)	(443)
Total Fair Value	Included in
Derivative assets	Other assets		3,424
Derivative liabilities	Other liabilities		1,658

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Derivative income	$108	$209

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

March 31, 2013
(Dollars in thousands)
Credit exposure	$840

The Company entered into a $30 million five year guaranty with a counterparty on June 4, 2008 for the timely payment of the obligations of its subsidiary Bank related to the settlement of oil and gas positions.

(11) SEGMENT INFORMATION

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2013
Net interest income (expense)	$14,011	$25,144	$1,565	$(464)	$—	$40,256
Noninterest income	3,190	11,545	6,902	14,749	(13,851)	22,535
Income before taxes	8,937	14,077	3,237	8,094	(13,798)	20,547
Three Months Ended March 31, 2012
Net interest income (expense)	$13,163	$26,631	$1,713	$(690)	$—	$40,817
Noninterest income	2,681	10,135	9,864	15,381	(14,624)	23,437
Income before taxes	8,432	15,255	6,387	6,533	(14,563)	22,044
Total Assets:
March 31, 2013	$1,926,511	$3,627,011	$109,887	$690,318	$(579,801)	$5,773,926
December 31, 2012	$1,996,539	$3,801,653	$186,473	$602,342	$(564,757)	$6,022,250
March 31, 2012	$1,809,836	$3,760,533	$139,114	$590,597	$(562,086)	$5,737,994

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This discussion and analysis should be read in conjunction with the Company’s December 31, 2012 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the Company’s consolidated financial statements and the related Notes included in Item 1.

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

SUMMARY

BancFirst Corporation’s net income for the first quarter of 2013 was $13.4 million compared to $14.0 million for the first quarter of 2012. Diluted net income per share was $0.86 and $0.91 for the first quarter of 2013 and 2012, respectively. Included in the 2012 quarter’s net income was a $4.5 million securities gain that was partially offset by merger related expenses and other non-operating costs totaling $2.5 million. Excluding these items, the Company’s net income for the first quarter of 2012 would have been approximately $12.7 million, or approximately $0.83 diluted net income per share.

Net interest income for the first quarter of 2013 was $40.3 million compared to $40.8 million for the first quarter of 2012. The Company’s net interest margin for the quarter was 3.08% compared to 3.18% a year ago, as interest rates have remained at historically low levels. The Company’s provision for loan loss for the first quarter of 2013 was $300,000 compared to $173,000 for the first quarter of 2012. Net charge-offs for the quarter were only 0.01% of average loans, which was the same as for the first quarter of 2012. Noninterest income for the quarter totaled $22.5 million, compared to $23.4 million last year. Noninterest expense for the quarter totaled $41.9 million compared to $42.0 million last year.

At March 31, 2013, the Company’s total assets were $5.8 billion, down $248.3 million, or 4.1%, from $6.0 billion at December 31, 2012. Loans totaled $3.2 billion, down $22.5 million from December 31, 2012. Deposits totaled $5.2 billion, down $266.3 million due to a temporary influx of deposits at year end 2012. Stockholders’ equity was $527.7 million, an increase of $8.1 million, or 1.6%, over December 31, 2012.

Asset quality remained strong and was little changed from the previous quarters. Nonperforming and restructured assets were 0.84% of total assets compared to 0.81% at December 31, 2012. The allowance to total loans was 1.20% compared to 1.19% at year end 2012.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note (1) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

SEGMENT INFORMATION

See Note (11) of the Notes to Consolidated Financial Statements for disclosures regarding business segments.

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Income Statement Data
Net interest income	$40,256	$40,817
Provision for loan losses	300	173
Securities transactions	122	4,032
Total noninterest income	22,535	23,437
Salaries and employee benefits	25,209	24,800
Total noninterest expense	41,944	42,037
Net income	13,372	14,005
Per Common Share Data
Net income – basic	$0.88	$0.93
Net income – diluted	0.86	0.91
Cash dividends	0.29	0.27
Performance Data
Return on average assets	0.94%	1.00%
Return on average stockholders’ equity	10.31	11.45
Cash dividend payout ratio	33.05	29.03
Net interest spread	2.91	2.98
Net interest margin	3.08	3.18
Efficiency ratio	66.80	65.42
Net charge-offs to average loans	0.01	0.01

Net Interest Income

For the three months ended March 31, 2013, net interest income, which is the Company’s principal source of operating revenue, was $40.3 million compared to $40.8 million for the three months ended March 31, 2012. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin decreased for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, as shown in the preceding table, which was due to continued low interest rates and the maturity or pay down of higher-yielding earning assets. If interest rates and/or loan volume do not increase, management expects continued compression of its net interest margin for the remainder of 2013 as higher yielding loans and securities mature and are replaced at current market rates.

Provision for Loan Losses

For the three months ended March 31, 2013, the Company’s provision for loan losses was $300,000, compared to $173,000 for the same period a year ago. Management believes the recorded amount of the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses. Net loan charge-offs were $361,000 for the first quarter of 2013 compared to $196,000 for the first quarter of 2012. The rate of net charge-offs to average total loans is presented in the preceding table.

Noninterest Income

Noninterest income totaled $22.5 million for the three months ended March 31, 2013 compared to $23.4 million for the three months ended March 31, 2012. The first quarter of 2012 included a $4.5 million pretax securities gain from the sale of an investment by the Company’s Small Business Investment Corporation, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst.

The Company had income from debit card usage totaling $4.1 million during the three months ended March 31, 2013 and 2012. The Dodd-Frank Act has given the Federal Reserve the authority to establish rules regarding debit card interchange fees charged for electronic debit transactions by payment card issuers. Because of the uncertainty as to any future rulemaking by the Federal Reserve and the inability to forecast competitive responses, the Company cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of revenue from debit card usage reported in future periods.

Noninterest Expense

For the three months ended March 31, 2013, noninterest expense totaled $41.9 million compared to $42.0 million for the three months ended March 31, 2012. Included in the 2012 quarter’s noninterest expense is $1.6 million in merger related costs and approximately $500,000 of expenses related to the sale of an investment by the Company’s Small Business Investment Corporation, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst.

Income Taxes

The Company’s effective tax rate on income before taxes was 34.9% for the first quarter of 2013 compared to 36.5% for the first quarter of 2012 due primarily to new tax credits utilized.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2013	2012	2012
	(unaudited)		(unaudited)
Balance Sheet Data
Total assets	$5,773,926	$6,022,250	$5,737,994
Total loans	3,219,967	3,242,427	3,049,376
Allowance for loan losses	38,664	38,725	37,633
Securities	565,490	562,542	573,801
Deposits	5,174,512	5,440,830	5,152,856
Stockholders’ equity	527,707	519,567	491,957
Book value per share	34.65	34.09	32.48
Tangible book value per share	30.97	30.37	28.64
Average loans to deposits (year-to-date)	62.27%	60.27%	59.99%
Average earning assets to total assets (year-to-date)	92.79	92.73	92.51
Average stockholders’ equity to average assets (year-to-date)	9.14	8.79	8.73
Asset Quality Ratios
Nonperforming and restructured loans to total loans	1.22%	1.20%	1.32%
Nonperforming and restructured assets to total assets	0.84	0.81	0.92
Allowance for loan losses to total loans	1.20	1.19	1.23
Allowance for loan losses to nonperforming and restructured loans	98.47	99.42	93.26

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and Federal funds sold as of March 31, 2013 decreased $229.8 million from December 31, 2012 and $120.9 million from March 31, 2012. The higher level at year-end 2012 was due primarily to funds provided by the temporary influx of deposits at year-end 2012. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the funds market that has resulted in near zero overnight Federal funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period.

Securities

At March 31, 2013, total securities increased $2.9 million compared to December 31, 2012 and decreased $8.3 million compared to March 31, 2012. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $9.1 million at March 31, 2013, compared to an unrealized gain of $9.7 million at December 31, 2012 and $11.6 million at March 31, 2012. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $5.9 million, $6.3 million and $7.5 million, respectively.

Loans (Including Acquired Loans)

At March 31, 2013, total loans were down $22.5 million from December 31, 2012 and up $170.6 million from March 31, 2012 due primarily to growth in the fourth quarter of 2012.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At March 31, 2013, the allowance for loan losses represented 1.20% of total loans, compared to 1.19% at December 31, 2012 and 1.23% at March 31, 2012. The allowance for loan losses as a percentage of total loans and the allowance to nonperforming and restructured loans are shown in the preceding table.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $2.7 million at March 31, 2013, $2.8 million at December 31, 2012 and $3.8 million at March 31, 2012, while the acquired loans outstanding were $96.2 million, $108.5 million and $162.6 million, respectively. The decrease from the first quarter of 2012 was due t improved credit quality of the loans, loan payoffs and the early settlement of a loan escrow agreement related to one of the bank acquisitions.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $48.7 million at March 31, 2013 compared to $48.5 million at December 31, 2012 and $52.8 million at March 31, 2012. The Company’s level of nonperforming and restructured assets has continued to be relatively low, as shown in the preceding table.

Nonaccrual loans totaled $20.9 million at March 31, 2013 compared to $20.5 million at the end of 2012. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income for the quarter, which was not accrued on nonaccrual loans outstanding was approximately $301,000 at March 31, 2013 and $338,000 at March 31, 2012. Only a small amount of this interest is expected to be ultimately collected.

Other real estate owned and repossessed assets totaled $9.4 million at March 31, 2013 compared to $9.6 million at December 31, 2012 and $12.4 million at March 31, 2012. The decrease in 2012 was due in part to the sale of one nonperforming commercial real estate property valued at $3.5 million.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $3.3 million of these loans at March 31, 2013 compared to $5.3 million at December 31, 2012 and $7.3 million at March 31, 2012. These loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At March 31, 2013, total deposits decreased $266.3 million compared to December 31, 2012 and increased $21.7 million compared to March 31, 2012. The decrease from December 31, 2012 was due to a temporary influx of deposits at year end 2012. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 92.8% at March 31, 2013and December 31, 2012 compared to 92.3% at March 31, 2012. Noninterest-bearing deposits to total deposits were 37.4% at March 31, 2013, compared to 37.1% at December 31, 2012 and 35.3% at March 31, 2012.

Short-Term Borrowings

Short-term borrowings, consisting primarily of Federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $4.9 million at March 31, 2013 compared to $4.6 million at December 31, 2012 and $7.3 million at March 31, 2012.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $535.9 million, are pledged as collateral for the borrowings under the line of credit. As of March 31, 2013, the Company had approximately $11.0 million in advances outstanding compared to $9.2 million at December 31, 2012 and $13.4 million at March 31, 2012. The advances mature at varying dates through 2014.

There have not been material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Capital Resources

Stockholders’ equity totaled $527.7 million at March 31, 2013 compared to $519.6 million at December 31, 2012 and $492.0 million at March 31, 2012. In addition to net income of $13.4 million, other changes in stockholders’ equity during the three months ended March 31, 2013 included $190,000 related to stock option exercises and $374,000 related to stock-based compensation, that were partially offset by $4.4 million in dividends, $943,000 in common stock acquired and canceled, and a $431,000 decrease in other comprehensive income. The Company’s average stockholders’ equity to average assets are presented above. The Company’s leverage ratio and total risk-based capital ratio were 8.61% and 14.75%, respectively, at March 31, 2013, well in excess of the regulatory minimums.

See Note (7) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

CONTRACTUAL OBLIGATIONS

There have not been any material changes in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$3,219,496	$41,255	5.20%	$3,026,473	$42,062	5.57%
Securities – taxable	524,384	1,353	1.05	539,563	2,408	1.79
Securities – tax exempt	45,006	532	4.80	53,277	652	4.91
Interest-bearing deposits w/ banks & FFS	1,551,233	977	0.26	1,580,975	974	0.25

Total earning assets	5,340,119	44,117	3.35	5,200,288	46,096	3.56

Nonearning assets:
Cash and due from banks	144,940			145,970
Interest receivable and other assets	308,532			312,429
Allowance for loan losses	(38,646)			(37,663)

Total nonearning assets	414,826			420,736

Total assets	$5,754,945			$5,621,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$675,854	$167	0.10%	$741,786	$274	0.15%
Savings deposits	1,780,675	1,080	0.25	1,706,102	1,543	0.36
Time deposits	826,131	1,793	0.88	892,134	2,432	1.09
Short-term borrowings	4,770	2	0.14	7,891	8	0.41
Long-term borrowings	8,569	62	2.91	14,451	105	2.91
Junior subordinated debentures	26,804	491	7.43	36,083	586	6.51

Total interest-bearing liabilities	3,322,803	3,595	0.44	3,398,447	4,948	0.58

Interest-free funds:
Noninterest-bearing deposits	1,887,883			1,705,026
Interest payable and other liabilities	18,489			26,789
Stockholders’ equity	525,770			490,762

Total interest free funds	2,432,142			2,222,577

Total liabilities and stockholders’ equity	$5,754,945			$5,621,024

Net interest income		$40,522			$41,148

Net interest spread			2.91%			2.98%

Effect of interest free funds			0.17%			0.20%

Net interest margin			3.08%			3.18%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2012, the date of its most recent annual report to stockholders.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer, Interim Chief Financial Officer and Chief Risk Officer and Disclosure Committee, which includes the Company’s Chief Asset Quality Officer, Chief Internal Auditor, Senior Vice President of Corporate Finance and Treasurer, Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

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

Item 1A. Risk Factors.

As of March 31, 2013, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

BANCFIRST CORPORATION
(Registrant)

Date: May 10, 2013	/s/David E. Rainbolt
David E. Rainbolt
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	/s/ Randy Foraker
Randy Foraker
Executive Vice President
Interim Chief Financial Officer
and Chief Risk Officer
(Principal Financial and Accounting Officer)