Form 10-Q
period 2013-06-30
BANCFIRST CORP /OK/
filed 2013-08-09
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013 there were 15,286,809 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2013	December 31, 2012	June 30, 2012
	(unaudited)	(see Note 1)	(unaudited)
ASSETS
Cash and due from banks	$191,734	$213,103	$146,387
Interest-bearing deposits with banks	1,528,505	1,732,045	1,617,521
Federal funds sold	—	700	—
Securities (fair value: $520,567, $562,815, and $575,404, respectively)	520,424	562,542	575,034
Loans:
Total loans (net of unearned interest)	3,245,084	3,242,427	3,065,439
Allowance for loan losses	(38,982)	(38,725)	(37,436)

Loans, net	3,206,102	3,203,702	3,028,003
Premises and equipment, net	117,621	115,503	113,836
Other real estate owned	7,992	9,227	10,088
Intangible assets, net	11,100	12,083	13,158
Goodwill	44,545	44,545	44,545
Accrued interest receivable	15,958	15,976	17,532
Other assets	105,685	112,824	105,607

Total assets	$5,749,666	$6,022,250	$5,671,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$1,955,723	$2,016,832	$1,842,680
Interest-bearing	3,194,688	3,423,998	3,256,968

Total deposits	5,150,411	5,440,830	5,099,648
Short-term borrowings	3,522	4,571	6,340
Accrued interest payable	1,907	2,170	2,260
Long-term borrowings	9,964	9,178	11,329
Other liabilities	22,097	19,130	25,769
Junior subordinated debentures	26,804	26,804	26,804

Total liabilities	5,214,705	5,502,683	5,172,150

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,255,864, 15,242,308 and 15,153,991, respectively	15,256	15,242	15,154
Capital surplus	84,360	82,401	79,181
Retained earnings	431,120	415,607	398,267
Accumulated other comprehensive income, net of income tax of $2,275, $3,400 and $3,746, respectively	4,225	6,317	6,959

Total stockholders’ equity	534,961	519,567	499,561

Total liabilities and stockholders’ equity	$5,749,666	$6,022,250	$5,671,711

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans, including fees	$41,493	$41,857	$82,667	$83,817
Securities:
Taxable	1,295	2,087	2,648	4,494
Tax-exempt	314	411	660	835
Federal funds sold	1	—	2	1
Interest-bearing deposits with banks	970	1,061	1,947	2,034

Total interest income	44,073	45,416	87,924	91,181

INTEREST EXPENSE
Deposits	2,889	3,883	5,929	8,132
Short-term borrowings	1	8	3	16
Long-term borrowings	62	91	124	196
Junior subordinated debentures	491	565	982	1,151

Total interest expense	3,443	4,547	7,038	9,495

Net interest income	40,630	40,869	80,886	81,686
Provision for loan losses	516	248	816	421

Net interest income after provision for loan losses	40,114	40,621	80,070	81,265

NONINTEREST INCOME
Trust revenue	2,015	1,823	3,921	3,530
Service charges on deposits	12,924	11,031	25,260	21,638
Securities transactions	129	226	251	4,258
Income from sales of loans	691	766	1,379	1,338
Insurance commissions	3,045	2,803	7,090	5,796
Cash management	1,626	2,041	3,049	3,980
Gain on sale of other assets	34	323	251	343
Other	1,269	1,351	3,067	2,918

Total noninterest income	21,733	20,364	44,268	43,801

NONINTEREST EXPENSE
Salaries and employee benefits	25,085	24,830	50,294	49,630
Occupancy and fixed assets expense, net	2,501	2,477	5,081	4,923
Depreciation	2,358	2,226	4,666	4,357
Amortization of intangible assets	424	457	867	914
Data processing services	1,229	1,158	2,414	2,441
Net expense from other real estate owned	643	922	765	1,169
Marketing and business promotion	1,456	1,679	2,963	3,334
Deposit insurance	742	724	1,485	1,443
Other	8,017	8,090	15,864	16,389

Total noninterest expense	42,455	42,563	84,399	84,600

Income before taxes	19,392	18,422	39,939	40,466
Income tax expense	(6,799)	(6,693)	(13,974)	(14,732)

Net income	$12,593	$11,729	$25,965	$25,734

NET INCOME PER COMMON SHARE
Basic	$0.83	$0.77	$1.70	$1.70

Diluted	$0.81	$0.76	$1.68	$1.67

OTHER COMPREHENSIVE INCOME
Unrealized losses on securities, net of tax of $857, $292, $1,083 and $610, respectively	$(1,593)	$(541)	$(2,014)	$(1,132)
Reclassification adjustment for gains included in net income, net of tax of $37, $5, $42 and $728, respectively	(68)	(11)	(78)	(1,353)

Other comprehensive loss, net of tax of $894, $297, $1,125 and $1,338, respectively	(1,661)	(552)	(2,092)	(2,485)

Comprehensive income	$10,932	$11,177	$23,873	$23,249

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
COMMON STOCK
Issued at beginning of period	$15,228	$15,145	$15,242	$15,118
Shares issued	50	16	59	43
Shares acquired and canceled	(22)	(7)	(45)	(7)

Issued at end of period	$15,256	$15,154	$15,256	$15,154

CAPITAL SURPLUS
Balance at beginning of period	$82,956	$78,420	$82,401	$77,462
Common stock issued	870	267	1,028	722
Tax effect of stock options	213	137	236	199
Stock-based compensation arrangements	321	357	695	798

Balance at end of period	$84,360	$79,181	$84,360	$79,181

RETAINED EARNINGS
Balance at beginning of period	$423,637	$390,881	$415,607	$381,017
Net income	12,593	11,729	25,965	25,734
Dividends on common stock	(4,411)	(4,094)	(8,833)	(8,235)
Common stock acquired and canceled	(699)	(249)	(1,619)	(249)

Balance at end of period	$431,120	$398,267	$431,120	$398,267

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period	$5,886	$7,511	$6,317	$9,444
Net change	(1,661)	(552)	(2,092)	(2,485)

Balance at end of period	$4,225	$6,959	$4,225	$6,959

Total stockholders’ equity	$534,961	$499,561	$534,961	$499,561

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,965	$25,734
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	816	421
Depreciation and amortization	5,533	5,271
Net amortization of securities premiums and discounts	839	782
Realized securities gains	(251)	(4,258)
Gain on sales of loans	(1,379)	(1,338)
Cash receipts from the sale of loans originated for sale	111,609	103,117
Cash disbursements for loans originated for sale	(108,613)	(106,365)
Deferred income tax benefit	(335)	(132)
Gains on other assets	(224)	(288)
Decrease in interest receivable	18	1,130
Decrease in interest payable	(263)	(450)
Amortization of stock-based compensation arrangements	695	798
Other, net	8,304	5,085

Net cash provided by operating activities	42,714	29,507

INVESTING ACTIVITIES
Net decrease in Federal funds sold	700	400
Purchases of securities:
Held for investment	(252)	(2,525)
Available for sale	(20,697)	(41,330)
Maturities of securities:
Held for investment	1,604	2,831
Available for sale	54,394	70,033
Proceeds from sales and calls of securities:
Held for investment	1,289	2,417
Available for sale	1,975	8,129
Purchases of loans	(34,124)	(17,255)
Proceeds from sales of loans	45,889	16,872
Net other increase in loans	(18,088)	(49,192)
Purchases of premises, equipment and computer software	(7,052)	(7,015)
Proceeds from the sale of other assets	2,178	7,213

Net cash provided by (used in) investing activities	27,816	(9,422)

FINANCING ACTIVITIES
Net (decrease)/increase in demand, transaction and savings deposits	(244,230)	112,565
Net decrease in time deposits	(46,189)	(50,652)
Net decrease in short-term borrowings	(1,049)	(1,934)
Issuance/(paydown) of long-term borrowings	786	(7,147)
Redemption of junior subordinated debentures	—	(9,279)
Issuance of common stock	1,323	964
Common stock acquired	(1,664)	(256)
Cash dividends paid	(4,416)	(8,171)

Net cash (used in) provided by financing activities	(295,439)	36,090

Net (decrease) increase in cash, due from banks and interest-bearing deposits	(224,909)	56,175
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,945,148	1,707,733

Cash, due from banks and interest-bearing deposits at the end of the period	$1,720,239	$1,763,908

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,301	$9,946

Cash paid during the period for income taxes	$12,942	$13,775

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BancFirst Agency, Inc., and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, should be referred to in connection with these unaudited interim consolidated financial statements.

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

Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported cash flows, stockholders’ equity or comprehensive income.

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

In November 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosure about Offsetting Assets and Liabilities.” ASU 2011-11 is an amendment to require an entity to disclose both net and gross information about offsetting assets and liabilities to enable users of its financial statements to understand the effect of those arrangements. Arrangements include derivatives, sale and repurchase agreements and transactions, securities borrowing and securities lending arrangements. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013 and did not have a significant effect on the Company’s financial statements.

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

(3) SECURITIES

The following table summarizes securities held for investment and securities available for sale:

June 30, 2013
(Dollars in thousands)
Held for investment, at cost (fair value: $14,654)	$14,511
Available for sale, at fair value	505,913

Total	$520,424

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage backed securities (1)	$691	$57	$—	$748
States and political subdivisions	13,820	94	(8)	13,906

Total	$14,511	$151	$(8)	$14,654

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S. treasury and other Federal agencies	$422,298	$2,558	$(176)	$424,680
Mortgage backed securities (1)	15,417	614	—	16,031
States and political subdivisions	50,604	1,386	(61)	51,929
Other securities (2)	11,094	2,315	(136)	13,273

Total	$499,413	$6,873	$(373)	$505,913

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	June 30, 2013
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$5,705	$5,723
After one year but within five years	7,547	7,605
After five years but within ten years	867	886
After ten years	392	440

Total	$14,511	$14,654

Available for Sale
Contractual maturity of debt securities:
Within one year	$260,548	$260,550
After one year but within five years	113,656	115,492
After five years but within ten years	33,120	33,862
After ten years	84,388	86,182

Total debt securities	491,712	496,086
Equity securities	7,701	9,827

Total	$499,413	$505,913

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

June 30, 2013
(Dollars in thousands)
Book value of pledged securities	$464,686

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	June 30, 2013		December 31, 2012			June 30, 2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$529,253	16.31%	$559,274	17.25%	$515,456	16.82%
Oil & gas production & equipment	145,735	4.49	154,380	4.76	125,228	4.08
Agriculture	94,337	2.91	93,274	2.88	77,882	2.54
State and political subdivisions:
Taxable	9,202	0.28	9,412	0.29	6,520	0.21
Tax-exempt	12,392	0.38	13,194	0.41	13,853	0.45
Real estate:
Construction	247,827	7.64	226,102	6.97	197,168	6.43
Farmland	126,233	3.89	125,033	3.86	111,472	3.64
One to four family residences	697,927	21.51	669,230	20.64	674,577	22.01
Multifamily residential properties	48,128	1.48	50,721	1.56	46,866	1.53
Commercial	1,070,807	33.00	1,068,445	32.95	1,036,322	33.81
Consumer	243,799	7.51	253,002	7.80	239,156	7.80
Other (not classified above)	19,444	0.60	20,360	0.63	20,939	0.68

Total loans	$3,245,084	100.00%	$3,242,427	100.00%	$3,065,439	100.00%

Loans held for sale (included above)	$12,044		$13,661		$16,612

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

Nonperforming and Restructured Assets

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table below. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $978,000 for the six months ended June 30, 2013 and approximately $654,000 for the six months ended June 30, 2012.

At June 30, 2013, troubled debt restructurings consisted primarily of one loan restructured to defer principal payments. The loan was evaluated by management and determined to be well collateralized. Additionally, none of the concessions granted involved a principal reduction or a change from the current market rate of interest. The collateral value will be monitored periodically to evaluate possible impairment. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be restructured were not considered to be material.

The following is a summary of nonperforming and restructured assets:

	June 30,	December 31,	June 30,
	2013	2012	2012
	(Dollars in thousands)
Past due 90 days or more and still accruing	$850	$537	$1,403
Nonaccrual	18,946	20,549	20,702
Restructured	17,903	17,866	18,089

Total nonperforming and restructured loans	37,699	38,952	40,194
Other real estate owned and repossessed assets	8,503	9,566	10,223

Total nonperforming and restructured assets	$46,202	$48,518	$50,417

Nonperforming and restructured loans to total loans	1.16%	1.20%	1.31%

Nonperforming and restructured assets to total assets	0.80%	0.81%	0.89%

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the credit risk component in the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

	June 30, 2013	June 30, 2012
	(Dollars in thousands)
Non-residential real estate	$9,711	$9,711
Residential real estate	3,578	4,098
Non-consumer non-real estate	1,268	1,142
Consumer non-real estate	216	140
Other loans	1,938	1,918
Acquired loans	2,235	3,693

Total	$18,946	$20,702

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of June 30, 2013
Non-residential real estate	$2,078	$3,194	$5,272	$1,246,052	$1,251,324	$171
Residential real estate	2,990	817	3,807	788,947	792,754	151
Non-consumer non-real estate	3,519	816	4,335	745,327	749,662	32
Consumer non-real estate	2,382	213	2,595	214,785	217,380	176
Other loans	1,850	1,520	3,370	144,135	147,505	—
Acquired loans	375	593	968	85,491	86,459	320

Total	$13,194	$7,153	$20,347	$3,224,737	$3,245,084	$850

As of June 30, 2012
Non-residential real estate	$2,649	$2,454	$5,103	$1,135,948	$1,141,051	$285
Residential real estate	4,240	1,288	5,528	715,621	721,149	478
Non-consumer non-real estate	1,285	244	1,529	695,887	697,416	16
Consumer non-real estate	2,002	183	2,185	198,242	200,427	122
Other loans	1,213	1,654	2,867	153,117	155,984	102
Acquired loans	3,134	1,352	4,486	144,926	149,412	400

Total	$14,523	$7,175	$21,698	$3,043,741	$3,065,439	$1,403

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of June 30, 2013
Non-residential real estate	$28,111	$26,607	$2,391	$26,508
Residential real estate	5,204	4,581	1,253	5,262
Non-consumer non-real estate	1,816	1,481	390	1,536
Consumer non-real estate	517	495	79	419
Other loans	2,253	2,090	278	2,648
Acquired loans	10,359	8,230	58	8,511

Total	$48,260	$43,484	$4,449	$44,884

As of June 30, 2012
Non-residential real estate	$28,184	$27,165	$2,122	$27,397
Residential real estate	5,839	5,384	1,468	5,547
Non-consumer non-real estate	1,792	1,163	302	1,512
Consumer non-real estate	349	325	59	389
Other loans	2,255	2,020	212	2,158
Acquired loans	13,648	11,522	291	13,263

Total	$52,067	$47,579	$4,454	$50,266

Credit Risk Monitoring and Loan Grading

The Company considers various factors to monitor the risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical loan loss experience, and economic conditions.

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of June 30, 2013
Non-residential real estate	$1,032,002	$183,754	$25,686	$9,882	$—	$1,251,324
Residential real estate	667,217	108,006	13,716	3,815	—	792,754
Non-consumer non-real estate	649,542	94,045	4,737	1,338	—	749,662
Consumer non-real estate	203,408	11,767	1,860	342	3	217,380
Other loans	143,653	2,642	864	346	—	147,505
Acquired loans	66,234	13,774	3,894	2,557	—	86,459

Total	$2,762,056	$413,988	$50,757	$18,280	$3	$3,245,084

As of June 30, 2012
Non-residential real estate	$983,946	$118,825	$28,514	$9,766	$—	$1,141,051
Residential real estate	619,115	81,324	15,920	4,790	—	721,149
Non-consumer non-real estate	610,214	78,825	7,211	1,166	—	697,416
Consumer non-real estate	187,768	10,204	2,122	333	—	200,427
Other loans	151,330	2,917	1,027	710	—	155,984
Acquired loans	110,506	27,002	7,898	4,006	—	149,412

Total	$2,662,879	$319,097	$62,692	$20,771	$—	$3,065,439

The allowance for loan losses (“ALLL”) methodology is disclosed in Footnote (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table details activity in the ALLL by class of loans for the period presented. Allocation of a portion of the allowance to one class of loans does not preclude its availability to absorb losses in other classes.

	ALLL
	Non- Residential Real Estate	Residential Real Estate	Non- Consumer Non-Real Estate	Consumer Non-Real Estate	Other Loans	Acquired Loans	Total
	(Dollars in thousands)
Three Months Ended June 30, 2013
Allowance for credit losses:
Balance at March 31, 2013	$15,331	$9,921	$8,982	$2,384	$1,822	$224	$38,664

Charge-offs	(3)	(99)	(69)	(155)	(20)	(1)	(347)
Recoveries	7	29	18	61	31	3	149

Net charge-offs	4	(70)	(51)	(94)	11	2	(198)

Provisions charged to operations	245	231	(180)	99	128	(7)	516

Balance at June 30, 2013	$15,580	$10,082	$8,751	$2,389	$1,961	$219	$38,982

Six Months Ended June 30, 2013
Allowance for credit losses:
Balance at December 31, 2012	$14,969	$9,815	$9,385	$2,451	$1,885	$220	$38,725

Charge-offs	(21)	(250)	(105)	(295)	(159)	(50)	(880)
Recoveries	26	42	49	137	31	36	321

Net charge-offs	5	(208)	(56)	(158)	(128)	(14)	(559)

Provisions charged to operations	606	475	(578)	96	204	13	816

Balance at June 30, 2013	$15,580	$10,082	$8,751	$2,389	$1,961	$219	$38,982

Allowance for credit losses-ending balances:
Individually evaluated for impairment	$2,880	$2,016	$1,124	$265	$231	$—	$6,516
Collectively evaluated for impairment	12,700	8,066	7,627	2,124	1,730	219	32,466

Balance at June 30, 2013	$15,580	$10,082	$8,751	$2,389	$1,961	$219	$38,982

Loans-Ending balances:
Individually evaluated for impairment	$35,568	$17,531	$6,075	$2,205	$280	$—	$61,659
Collectively evaluated for impairment	1,215,756	775,223	743,587	215,175	147,225	80,008	3,176,974
Loans acquired with deteriorated credit quality	—	—	—	—	—	6,451	6,451

Balance at June 30, 2013	$1,251,324	$792,754	$749,662	$217,380	$147,505	$86,459	$3,245,084

	ALLL
	Non- Residential Real Estate	Residential Real Estate	Non- Consumer Non-Real Estate	Consumer Non-Real Estate	Other Loans	Acquired Loans	Total
	(Dollars in thousands)
Three Months Ended June 30, 2012
Allowance for credit losses:
Balance at March 31, 2012	$14,109	$9,762	$9,198	$2,283	$1,850	$431	$37,633

Charge-offs	(7)	(95)	(313)	(77)	(27)	(12)	(531)
Recoveries	(6)	13	26	32	12	9	86

Net charge-offs	(13)	(82)	(287)	(45)	(15)	(3)	(445)

Provisions charged to operations	253	326	(353)	44	19	(41)	248

Balance at June 30, 2012	$14,349	$10,006	$8,558	$2,282	$1,854	$387	$37,436

Six Months Ended June 30, 2012
Allowance for credit losses:
Balance at December 31, 2011	$13,948	$9,764	$9,156	$2,315	$1,886	$587	$37,656

Charge-offs	(128)	(131)	(330)	(191)	(207)	(76)	(1,063)
Recoveries	31	109	124	116	31	11	422

Net charge-offs	(97)	(22)	(206)	(75)	(176)	(65)	(641)

Provisions charged to operations	498	264	(392)	42	144	(135)	421

Balance at June 30, 2012	$14,349	$10,006	$8,558	$2,282	$1,854	$387	$37,436

Allowance for credit losses-ending balances:
Individually evaluated for impairment	$2,986	$2,760	$1,436	$302	$196	$—	$7,680
Collectively evaluated for impairment	11,363	7,246	7,122	1,980	1,658	387	29,756

Balance at June 30, 2012	$14,349	$10,006	$8,558	$2,282	$1,854	$387	$37,436

Loans-Ending balances:
Individually evaluated for impairment	$38,278	$20,710	$8,377	$2,455	$109	$—	$69,929
Collectively evaluated for impairment	1,102,773	700,439	689,039	197,972	155,875	137,508	2,983,606
Loans acquired with deteriorated credit quality	—	—	—	—	—	11,904	11,904

Balance at June 30, 2012	$1,141,051	$721,149	$697,416	$200,427	$155,984	$149,412	$3,065,439

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Other real estate owned	$896	$1,284
Repossessed assets	594	295

Total	$1,490	$1,579

(5) INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of June 30, 2013
Core deposit intangibles	$13,473	$(6,508)	$6,965
Customer relationship intangibles	5,657	(2,160)	3,497
Mortgage servicing intangibles	765	(127)	638

Total	$19,895	$(8,795)	$11,100

Additional information for intangible assets can be found in Footnote (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(6) STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,000,000 shares in May 2013. At June 30, 2013, 185,860 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2014. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2013 will become exercisable through the year 2020. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At June 30, 2013, 15,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2013 will become exercisable through the year 2017. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued stock to satisfy stock-based exercises, but reserves the right to use treasury stock purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term		Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Six Months Ended June 30, 2013
Outstanding at December 31, 2012	1,216,981	$31.98
Options granted	50,000	42.79
Options exercised	(55,750)	21.54
Options canceled, forfeited, or expired	(5,000)	43.02

Outstanding at June 30, 2013	1,206,231	32.86	8.64	Yr	$16,512

Exercisable at June 30, 2013	579,781	26.56	4.83	Yr	$11,588

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$8.74	$—	$8.74	$—
Total intrinsic value of options exercised	2,083	617	2,431	1,749
Cash received from options exercised	1,059	239	1,201	722
Tax benefit realized from options exercised	805	239	940	677

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Stock-based compensation expense	$321	$357	$695	$798
Tax	124	138	269	309

Stock-based compensation expense, net of tax	$197	$219	$426	$489

The Company will continue to amortize the remaining fair value of stock options over the remaining vesting period of approximately seven years. The following table shows the remaining fair value of stock options:

June 30, 2013
(Dollars in thousands)
Fair value of stock options	$5,144

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method:

	Six Months Ended June 30,
	2013		2012
Risk-free interest rate	2.53%		1.78%
Dividend yield	2.00%		2.00%
Stock price volatility	18.36%		38.72%
Expected term	10	Yrs	10	Yrs

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

The following table is a summary of the shares under the program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Number of shares repurchased	17,191	6,787	40,241	6,787
Average price of shares repurchased	$40.83	$37.70	$40.88	$37.70
Shares remaining to be repurchased	194,723	234,964	194,723	234,964

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes, as of June 30, 2013, that the Company and BancFirst met all capital adequacy requirements to which they are subject. The required capital amounts and the Company’s and BancFirst’s respective ratios are shown in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2013:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$540,704	14.97%	$288,899	8.00%	N/A	N/A
BancFirst	510,785	14.18%	288,208	8.00%	$360,260	10.00%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$501,722	13.89%	$144,450	4.00%	N/A	N/A
BancFirst	471,803	13.10%	144,104	4.00%	$216,156	6.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$501,722	8.81%	$172,491	3.00%	N/A	N/A
BancFirst	471,803	8.30%	171,887	3.00%	$286,479	5.00%

As of June 30, 2013, BancFirst was considered to be “well capitalized” and there are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date. To be well capitalized under Federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $10 billion.

Basel III Capital Rules

In July 2013, the three Federal bank regulatory agencies jointly published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. These Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. These Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for the Company and BancFirst on January 1, 2015 (subject to a 4-year phase-in period).

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.

Under the Basel III Capital Rules, the initial minimum capital ratios as of January 1, 2015 will be as follows:

4.5% CET1 to risk-weighted assets.
6.0% Tier 1 capital to risk-weighted assets.
8.0% Total capital to risk-weighted assets.
4.0% Minimum leverage ratio

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

Management believes that, as of June 30, 2013, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended June 30, 2013
Basic
Income available to common stockholders	$12,593	15,232,129	$0.83

Effect of stock options	—	247,620

Diluted
Income available to common stockholders plus assumed exercises of stock options	$12,593	15,479,749	$0.81

Three Months Ended June 30, 2012
Basic
Income available to common stockholders	$11,729	15,155,525	$0.77

Effect of stock options	—	271,271

Diluted
Income available to common stockholders plus assumed exercises of stock options	$11,729	15,426,796	$0.76

Six Months Ended June 30, 2013
Basic
Income available to common stockholders	$25,965	15,235,397	$1.70

Effect of stock options	—	246,473

Diluted
Income available to common stockholders plus assumed exercises of stock options	$25,965	15,481,870	$1.68

Six Months Ended June 30, 2012
Basic
Income available to common stockholders	$25,734	15,145,066	$1.70

Effect of stock options	—	276,608

Diluted
Income available to common stockholders plus assumed exercises of stock options	$25,734	15,421,674	$1.67

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended June 30, 2013	466,159	$39.76
Three Months Ended June 30, 2012	607,200	$38.70
Six Months Ended June 30, 2013	475,867	$39.69
Six Months Ended June 30, 2012	607,200	$38.70

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

Mortgage Servicing Intangibles

The Company acquired Mortgage Servicing Intangibles with the acquisition of 1st Bank Oklahoma on July 12, 2011. Mortgage Servicing Intangibles are amortized based on current prepayment assumptions and are adjusted to fair value quarterly, if impaired. Fair value is estimated based on the present value of future cash flows over several interest rate scenarios, which are then discounted at risk-adjusted rates. The Company considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. When available, fair value estimates and assumptions are compared to observable market data and the recent market activity and actual portfolio experience.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2013
Securities available for sale:
U.S. Treasury	$20,158	$—	$—	$20,158
U.S. Federal agencies	—	404,522	—	404,522
Mortgage-backed securities	—	16,031	—	16,031
States and political subdivisions	—	51,929	—	51,929
Other securities	—	3,446	9,827	13,273
Derivative assets	—	2,200	—	2,200
Derivative liabilities	—	991	—	991
Loans held for sale	—	12,044	—	12,044
Mortgage servicing intangibles	—	—	638	638

June 30, 2012
Securities available for sale:
U.S. Federal agencies	$—	$459,566	$—	$459,566
Mortgage-backed securities	—	24,709	—	24,709
States and political subdivisions	—	60,538	—	60,538
Other securities	—	—	10,487	10,487
Derivative assets	—	7,652	—	7,652
Derivative liabilities	—	5,648	—	5,648
Loans held for sale	—	16,612	—	16,612
Mortgage servicing intangibles	—	—	915	915

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Balance at the beginning of the year	$10,779	$13,225
Purchases, issuances and settlements	239	1,739
Sales	(121)	(5,154)
(Losses) gains included in earnings	5	4,110
Total unrealized (losses) gains	(437)	(2,518)

Balance at the end of the period	$10,465	$11,402

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the six months ended June 30, 2013 and 2012, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis and the related gains or losses recognized during the period:

	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Six Months Ended June 30, 2013
Impaired loans (less specific allowance)	—	—	$39,035	$39,035	$—
Foreclosed assets	—	—	511	511	29
Other real estate owned	—	—	7,992	7,992	(705)
Six Months Ended June 30, 2012
Impaired loans (less specific allowance)	—	—	$43,125	$43,125	$—
Foreclosed assets	—	—	135	135	(86)
Other real estate owned	—	—	10,088	10,088	(1,067)

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

The estimated fair values of the Company’s financial instruments are as follows:

	June 30,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Cash and cash equivalents	$1,720,239	$1,720,239	$1,763,908	$1,763,908
Securities held for investment	14,511	14,654	19,734	20,104
Loans:
Loans (net of unearned interest)	3,245,084		3,065,439
Allowance for loan losses	(38,982)		(37,436)

Loans, net	3,206,102	3,238,652	3,028,003	3,092,725
FINANCIAL LIABILITIES
Deposits	5,150,411	5,175,528	5,099,648	5,121,335
Short-term borrowings	3,522	3,522	6,340	6,340
Long-term borrowings	9,964	9,906	11,329	11,431
Junior subordinated debentures	26,804	28,991	26,804	28,970
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,574		1,321
Letters of credit		437		428

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued quarterly) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at June 30, 2013 or 2012.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

	June 30, 2013
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	447	$1,202
Derivative liabilities	Barrels	(447)	(697)
Natural Gas
Derivative assets	MMBTUs	3,122	999
Derivative liabilities	MMBTUs	(3,122)	(294)
Total Fair Value	Included in
Derivative assets	Other assets		2,201
Derivative liabilities	Other liabilities		991

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Derivative income	$130	$141	$238	$350

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

June 30, 2013
(Dollars in thousands)
Credit exposure	$1,246

Balance Sheet Offsetting

Derivatives may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company’s derivative transactions with upstream financial institution counterparties and bank customers are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of set-off” provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset such financial instruments for financial reporting purposes.

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended:
June 30, 2013
Net interest income (expense)	$13,943	$25,424	$1,730	$(467)	$—	$40,630
Noninterest income	3,116	11,846	6,073	13,792	(13,094)	21,733
Income before taxes	8,108	14,512	2,158	7,643	(13,029)	19,392
June 30, 2012
Net interest income (expense)	$13,354	$26,384	$1,721	$(590)	$—	$40,869
Noninterest income	2,672	10,721	6,214	13,245	(12,488)	20,364
Income before taxes	8,220	14,944	2,011	5,686	(12,439)	18,422
Six Months Ended:
June 30, 2013
Net interest income (expense)	$27,954	$50,568	$3,295	$(931)	$—	$80,886
Noninterest income	6,306	23,391	12,975	28,541	(26,945)	44,268
Income before taxes	17,045	28,589	5,395	15,737	(26,827)	39,939
June 30, 2012
Net interest income (expense)	$26,517	$53,015	$3,434	$(1,280)	$—	$81,686
Noninterest income	5,353	20,856	16,078	28,626	(27,112)	43,801
Income before taxes	16,652	30,199	8,398	12,219	(27,002)	40,466
Total Assets:
June 30, 2013	$1,945,032	$3,590,420	$93,047	$706,501	$(585,334)	$5,749,666
December 31, 2012	1,996,539	3,801,653	186,473	602,342	(564,757)	6,022,250
June 30, 2012	1,801,752	3,688,931	130,762	607,662	(557,396)	5,671,711

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

SUMMARY

BancFirst Corporation’s net income was $12.6 million, or $0.81 diluted earnings per share, for the second quarter of 2013, compared to net income of $11.7 million, or $0.76 diluted earnings per share, for the second quarter of 2012. Net income was $26.0 million, or $1.68 diluted earnings per share for the six months ended June 30, 2013, compared to $25.7 million, or $1.67 diluted earnings per share, for the six months ended June 30, 2012.

Net interest income for the second quarter of 2013 was $40.6 million compared to $40.9 million for the second quarter of 2012. The net interest margin for the quarter was 3.08% compared to 3.14% a year ago as interest rates have remained at historically low levels. The provision for loan loss as for the second quarter of 2013 was $516,000 compared to $248,000 for the second quarter of 2012. Net charge-offs for the second quarter of 2013 were 0.01% of average loans compared to 0.02% for the second quarter of 2012. Noninterest income for the quarter totaled $21.7 million compared to $20.4 million for the second quarter of 2012. Noninterest expense was $42.5 million compared to $42.6 million a year ago.

At June 30, 2013, the Company’s total assets were $5.7 billion, down $272.6 million or 4.5% from $6.0 billion at December 31, 2012. Loans totaled $3.2 billion, up $2.7 million from December 31, 2012. Deposits totaled $5.2 billion, down $290.4 million due to a temporary influx of deposits at year end 2012 and efforts by the Company to move public funds into sweep accounts. The Company’s total stockholders’ equity was $535.0 million, an increase of $15.4 million or 3.0% over December 31, 2012.

Asset quality remained strong and was little changed from the previous quarters. Nonperforming and restructured assets were 0.80% of total assets compared to 0.81% at December 31, 2012. The allowance to total loans was 1.20% compared to 1.19% at year end 2012.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income Statement Data
Net interest income	$40,630	$40,869	$80,866	$81,686
Provision for loan losses	516	248	816	421
Securities transactions	129	226	251	4,258
Total noninterest income	21,733	20,364	44,268	43,801
Salaries and employee benefits	25,085	24,830	50,294	49,630
Total noninterest expense	42,455	42,563	84,399	84,600
Net income	12,593	11,729	25,965	25,734
Per Common Share Data
Net income – basic	$0.83	$0.77	$1.70	$1.70
Net income – diluted	0.81	0.76	1.68	1.67
Cash dividends	0.29	0.27	0.58	0.54
Performance Data
Return on average assets	0.88%	0.83%	0.91%	0.91%
Return on average stockholders’ equity	9.48	9.46	9.89	10.44
Cash dividend payout ratio	35.08	35.06	34.03	31.76
Net interest spread	2.92	2.95	2.92	2.96
Net interest margin	3.08	3.14	3.08	3.16
Efficiency ratio	68.08	69.51	67.44	67.42
Net charge-offs to average loans	0.01	0.02	0.02	0.03

Net Interest Income

For the three months ended June 30, 2013, net interest income, which is the Company’s principal source of operating revenue, was $40.6 million compared to $40.9 million for the three months ended June 30, 2012. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin decreased for the second quarter of 2013 compared to the second quarter of 2012, as shown in the preceding table, which was due to continued low interest rates and the maturity or pay down of higher-yielding earning assets. If interest rates and/or loan volume do not increase, management expects continued compression of its net interest margin for the remainder of 2013 as higher yielding loans and securities mature and are replaced at current market rates.

Net interest income for the six months ended June 30, 2013 was $80.9 million compared to $81.7 million for the six months ended June 30, 2012. The net interest margin for the year-to-date decreased compared to the same period of the previous year, as shown in the preceding table.

Provision for Loan Losses

The Company’s provision for loan losses for the current quarter was $516,000, compared to $248,000 for the second quarter of 2012. Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the level of future provisions for loan losses. Net loan charge-offs were $198,000 for the three months ended June 30, 2013, compared to $445,000 for the three months ended June 30, 2012. The rate of net charge-offs to average total loans is presented in the preceding table.

For the six months ended June 30, 2013, the Company’s provision for loan losses was $816,000, compared to $421,000 for the six months ended June 30, 2012. Net loan charge-offs were $559,000 compared to $641,000 for the same period of the prior year.

Noninterest Income

Noninterest income totaled $21.7 million for the second quarter compared to $20.4 million for the second quarter of 2012.

Noninterest income for the six months ended June 30, 2013 totaled $44.3 million compared to $43.8 million for the six months ended June 30, 2012. The first quarter of 2012 included a $4.5 million pretax securities gain from the sale of an investment by the Company’s Small Business Investment Corporation, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst.

The Company had fees from debit card usage totaling $8.5 million and $8.2 million during the six months ended June 30, 2013 and 2012, respectively. The Dodd-Frank Act has given the Federal Reserve the authority to establish rules regarding debit card interchange fees charged for electronic debit transactions by payment card issuers. Because of the uncertainty as to any future rulemaking by the Federal Reserve and the inability to forecast competitive responses, the Company cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of fees from debit card usage reported in future periods.

Noninterest Expense

For the second quarter of 2013, noninterest expense totaled $42.5 million compared to $42.6 million for the second quarter of 2012.

For the six months ended June 30, 2013, noninterest expense totaled $84.4 million compared to $84.6 million for the six months ended June 30, 2012. Included in the noninterest expense for the first quarter of 2012 was $1.6 million in merger related costs and approximately $500,000 of expenses related to the sale of an investment by the Company’s Small Business Investment Corporation, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst. Additionally, the net expense on other real estate for the first six months of 2012 was $1.2 million higher than for the first half of 2013.

Income Taxes

The Company’s effective tax rate on income before taxes was 35.1% for the three months ended June 30, 2013, compared to 36.3% for the three months ended June 30, 2012 due primarily to new tax credits utilized.

The Company’s effective tax rate on income before taxes was 35.0% for the first six months of 2013, compared to 36.4% for the first six months of 2012 due primarily to new tax credits utilized.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	June 30,	December 31,	June 30,
	2013	2012	2012
	(unaudited)		(unaudited)
Balance Sheet Data
Total assets	$5,749,666	$6,022,250	$5,671,711
Total loans	3,245,084	3,242,427	3,065,439
Allowance for loan losses	38,982	38,725	37,436
Securities	520,424	562,542	575,034
Deposits	5,150,411	5,440,830	5,099,648
Stockholders’ equity	534,961	519,567	499,561
Book value per share	35.07	34.09	32.97
Tangible book value per share	31.42	30.37	29.16
Average loans to deposits (year-to-date)	62.58%	60.27%	60.17%
Average earning assets to total assets (year-to-date)	92.72	92.73	92.56
Average stockholders’ equity to average assets (year-to-date)	9.21	8.79	8.75
Asset Quality Ratios
Nonperforming and restructured loans to total loans	1.16%	1.20%	1.31%
Nonperforming and restructured assets to total assets	0.80	0.81	0.89
Allowance for loan losses to total loans	1.20	1.19	1.22
Allowance for loan losses to nonperforming and restructured loans	103.40	99.42	93.14

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and Federal funds sold as of June 30, 2013 decreased $225.6 million from December 31, 2012 and $43.7 million from June 30, 2012. The higher level at year-end 2012 was due primarily to funds provided by the temporary influx of deposits at year-end 2012 and efforts by the Company to move public funds into sweep accounts. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the funds market that has resulted in near zero overnight Federal funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period which continues to be 0.25%.

Securities

At June 30, 2013, total securities decreased $42.1 million compared to December 31, 2012, and $54.6 million compared to June 30, 2012. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $6.5 million at June 30, 2013, compared to an unrealized gain of $9.7 million at December 31, 2012, and $10.7 million at June 30, 2012. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $4.2 million, $6.3 million and $7.0 million, respectively.

Loans (Including Acquired Loans)

At June 30, 2013, total loans were up $2.7 million from December 31, 2012 and up $179.6 million from June 30, 2012, due to internal growth.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At June 30, 2013, the allowance for loan losses represented 1.20% of total loans, compared to 1.19% at December 31, 2012 and 1.22% at June 30, 2012. The allowance for loan losses as a percentage of total loans and the allowance to nonperforming and restructured loans are shown in the preceding table.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $2.6 million at June 30, 2013, $2.8 million at December 31, 2012 and $3.2 million at June 30, 2012, while the acquired loans outstanding were $86.5 million, $108.5 million and $149.4 million, respectively. The decrease from the second quarter of 2012 was due to improved credit quality of the loans, loan payoffs and the early settlement of a loan escrow agreement related to one of the bank acquisitions.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $46.2 million at June 30, 2013, compared to $48.5 million at December 31, 2012 and $50.4 million at June 30, 2012. The Company’s level of nonperforming and restructured assets has continued to be relatively low.

Nonaccrual loans totaled $18.9 million at June 30, 2013, compared to $20.5 million at the end of 2012. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income, which was not accrued on nonaccrual loans outstanding, was approximately $979,000 for the six months ended June 30, 2013 and $654,000 for the six months ended June 30, 2012. Only a small amount of this interest is expected to be ultimately collected.

Other real estate owned and repossessed assets totaled $8.5 million at June 30, 2013, compared to $9.6 million at December 31, 2012 and $10.2 million at June 30, 2012.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $3.2 million of these loans at June 30, 2013 compared to $5.3 million at December 31, 2012 and $6.5 million at June 30, 2012. These loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At June 30, 2013 total deposits decreased $290.4 million compared to December 31, 2012 and increased $50.8 million compared to June 30, 2012. The decrease from December 2012 was due to a temporary influx of deposits at year end 2012 and efforts by the Company to move public funds into sweep accounts. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 93.0% at June 30, 2013, compared to 92.8% at December 31, 2012 and 92.4% at June 30, 2012. Noninterest-bearing deposits to total deposits were 38.0% at June 30, 2013, compared to 37.1% at December 31, 2012 and 36.1% at June 30, 2012.

Short-Term Borrowings

Short-term borrowings consisting primarily of Federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $3.5 million at June 30, 2013, compared to $4.6 million at December 31, 2012 and $6.3 million at June 30, 2012.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $548.9 million, are pledged as collateral for the borrowings under the line of credit. As of June 30, 2013, the Company had approximately $10.0 million in advances outstanding compared to $9.2 million at December 31, 2012 and $11.3 million at June 30, 2012. The advances mature at varying dates through 2014.

There have not been material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Capital Resources

Stockholders’ equity totaled $535.0 million at June 30, 2013, compared to $519.6 million at December 31, 2012 and $499.6 million at June 30, 2012. In addition to net income of $26.0 million, other changes in stockholders’ equity during the six months ended June 30, 2013 included $1.3 million related to stock option exercises and $695,000 related to stock-based compensation, that were partially offset by $8.8 million in dividends, $1.7 million of common stock acquired and canceled, and a $2.1 million decrease in other comprehensive income. The Company’s average stockholders’ equity to average assets, are presented above. The Company’s leverage ratio and total risk-based capital ratio were 8.81% and 14.97%, respectively, at June 30, 2013, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,235,966	$41,568	5.15%	$3,073,027	$41,952	5.48%
Securities – taxable	515,010	1,295	1.01	516,195	2,087	1.62
Securities – tax exempt	42,801	483	4.53	51,731	632	4.90
Interest bearing deposits w/ banks & FFS	1,527,172	971	0.25	1,612,649	1,061	0.26

Total earning assets	5,320,949	44,317	3.34	5,253,602	45,732	3.49

Nonearning assets:
Cash and due from banks	150,781			146,124
Interest receivable and other assets	310,034			311,157
Allowance for loan losses	(38,776)			(37,635)

Total nonearning assets	422,039			419,646

Total assets	$5,742,988			$5,673,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$657,540	$163	0.10%	$721,868	$260	0.14%
Savings deposits	1,791,912	1,013	0.23	1,721,452	1,401	0.33
Time deposits	803,750	1,713	0.86	868,330	2,222	1.03
Short-term borrowings	3,970	1	0.12	7,361	8	0.44
Long-term borrowings	10,957	62	2.27	12,783	91	2.86
Junior subordinated debentures	26,804	491	7.35	34,691	565	6.53

Total interest bearing liabilities	3,294,933	3,443	0.42	3,366,485	4,547	0.54

Interest free funds:
Noninterest bearing deposits	1,892,014			1,780,168
Interest payable and other liabilities	22,988			29,051
Stockholders’ equity	533,053			497,544

Total interest free funds	2,448,055			2,306,763

Total liabilities and stockholders’ equity	$5,742,988			$5,673,248

Net interest income		$40,874			$41,185

Net interest spread			2.92%			2.95%

Effect of interest free funds			0.16%			0.19%

Net interest margin			3.08%			3.14%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Six Months Ended June 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,227,777	$82,823	5.17%	$3,049,750	$84,014	5.52%
Securities – taxable	519,671	2,648	1.03	527,879	4,494	1.71
Securities – tax exempt	43,897	1,015	4.66	52,504	1,284	4.90
Interest bearing deposits w/ banks & FFS	1,539,136	1,949	0.26	1,596,812	2,034	0.26

Total earning assets	5,330,481	88,435	3.35	5,226,945	91,826	3.52

Nonearning assets:
Cash and due from banks	147,876			146,047
Interest receivable and other assets	309,287			311,793
Allowance for loan losses	(38,711)			(37,649)

Total nonearning assets	418,452			420,191

Total assets	$5,748,933			$5,647,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Transaction deposits	$666,646	$330	0.10%	$731,827	$534	0.15%
Savings deposits	1,786,325	2,093	0.24	1,713,777	2,944	0.34
Time deposits	814,879	3,506	0.87	880,232	4,654	1.06
Short-term borrowings	4,367	3	0.13	7,626	16	0.42
Long-term borrowings	9,769	124	2.55	13,617	196	2.89
Junior subordinated debentures	26,804	982	7.38	35,387	1,151	6.52

Total interest bearing liabilities	3,308,790	7,038	0.43	3,382,466	9,495	0.56

Interest free funds:
Noninterest-bearing deposits	1,889,960			1,742,597
Interest payable and other liabilities	20,751			27,920
Stockholders’ equity	529,432			494,153

Total interest free funds	2,440,143			2,264,670

Total liabilities and stockholders’ equity	$5,748,933			$5,647,136

Net interest income		$81,397			$82,331

Net interest spread			2.92%			2.96%

Effect of interest free funds			0.16%			0.20%

Net interest margin			3.08%			3.16%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2012, the date of its most recent annual report to stockholders.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer, Interim Chief Financial Officer and Chief Risk Officer and Disclosure Committee, which includes the Company’s Chief Asset Quality Officer, Chief Internal Auditor, Senior Financial Officer, Treasurer, Controller, and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

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

Item 1A. Risk Factors.

As of June 30, 2013, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2013 to April 30, 2013	10,191		$40.85	10,191	201,723
May 1, 2013 to May 31, 2013	7,000		$40.80	7,000	194,723
June 1, 2013 to June 30, 2013	5,000	(1)	$45.88	—	194,723

(1)	Represents private transactions with individual shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated June 15, 2004 (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

3.4	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.5	Amendment to Amended Bylaws, amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

3.6	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated May 23, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2013 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.9	Form of Indenture relating to the Union National Bancshares, Inc. (BancFirst Corp. as successor) Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

4.10	Form of Indenture relating to the FBC Financial Corporation (BancFirst Corp. as successor) Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011 and incorporated herein by reference).

Exhibit Number	Exhibit

10.1	BancFirst Corporation Employee Stock Ownership and Trust Agreement adopted December 21, 2006 effective January 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008 and incorporated herein by reference).

10.2	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.3	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.5	Amendment (Code Section 415 Compliance) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.6	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

10.8	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Employee Ownership Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.10*	Eleventh Amended and Restated BancFirst Corporation Stock Option Plan.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: August 9, 2013	/s/ David E. Rainbolt
David E. Rainbolt
President
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	/s/ Randy Foraker
Randy Foraker
Executive Vice President
Interim Chief Financial Officer
and Chief Risk Officer
(Principal Financial and Accounting Officer)