Form 10-Q
period 2013-09-30
BANCFIRST CORP /OK/
filed 2013-11-12
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013 there were 15,303,372 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2013	December 31, 2012	September 30, 2012
	(unaudited)	(see Note 1)	(unaudited)
ASSETS
Cash and due from banks	$204,317	$213,103	$139,004
Interest-bearing deposits with banks	1,622,619	1,732,045	1,773,610
Federal funds sold	—	700	—
Securities (fair value: $474,755, $562,815, and $540,786, respectively)	474,640	562,542	540,475
Loans:
Total loans (net of unearned interest)	3,358,938	3,242,427	3,116,096
Allowance for loan losses	(38,859)	(38,725)	(37,258)

Loans, net	3,320,079	3,203,702	3,078,838
Premises and equipment, net	118,176	115,503	113,812
Other real estate owned	8,121	9,227	9,559
Intangible assets, net	10,633	12,083	12,630
Goodwill	44,545	44,545	44,545
Accrued interest receivable and other assets	123,600	128,800	124,278

Total assets	$5,926,730	$6,022,250	$5,836,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$2,022,388	$2,016,832	$1,927,387
Interest-bearing	3,287,076	3,423,998	3,326,118

Total deposits	5,309,464	5,440,830	5,253,505
Short-term borrowings	5,074	4,571	5,665
Long-term borrowings	8,938	9,178	11,255
Accrued interest payable and other liabilities	30,477	21,300	29,135
Junior subordinated debentures	26,804	26,804	26,804

Total liabilities	5,380,757	5,502,683	5,326,364

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,298,035, 15,242,308 and 15,200,468, respectively	15,298	15,242	15,200
Capital surplus	86,967	82,401	80,750
Retained earnings	439,840	415,607	407,732
Accumulated other comprehensive income, net of income tax of $2,083, $3,400 and $3,609, respectively	3,868	6,317	6,705

Total stockholders’ equity	545,973	519,567	510,387

Total liabilities and stockholders’ equity	$5,926,730	$6,022,250	$5,836,751

The accompanying Notes are an integral part of these consolidated financial statements

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans, including fees	$41,694	$42,026	$124,361	$125,843
Securities:
Taxable	1,097	1,681	3,745	6,175
Tax-exempt	284	366	944	1,201
Federal funds sold	—	—	2	1
Interest-bearing deposits with banks	1,031	1,071	2,978	3,105

Total interest income	44,106	45,144	132,030	136,325

INTEREST EXPENSE
Deposits	2,849	3,729	8,778	11,861
Short-term borrowings	1	7	4	23
Long-term borrowings	52	84	176	280
Junior subordinated debentures	492	492	1,474	1,643

Total interest expense	3,394	4,312	10,432	13,807

Net interest income	40,712	40,832	121,598	122,518
Provision for loan losses	(12)	233	804	654

Net interest income after provision for loan losses	40,724	40,599	120,794	121,864

NONINTEREST INCOME
Trust revenue	2,122	1,927	6,043	5,457
Service charges on deposits	13,575	11,896	38,835	33,534
Securities transactions	90	385	341	4,643
Income from sales of loans	560	737	1,939	2,075
Insurance commissions	3,892	3,661	10,982	9,457
Cash management	1,620	1,971	4,669	5,951
Gain on sale of other assets	49	26	300	369
Other	1,744	1,513	4,811	4,431

Total noninterest income	23,652	22,116	67,920	65,917

NONINTEREST EXPENSE
Salaries and employee benefits	26,094	24,641	76,388	74,271
Occupancy and fixed assets expense, net	2,768	2,877	7,849	7,800
Depreciation	2,307	2,253	6,973	6,610
Amortization of intangible assets	424	457	1,291	1,371
Data processing services	1,173	1,208	3,587	3,649
Net expense from other real estate owned	105	200	870	1,369
Marketing and business promotion	1,668	1,998	4,631	5,332
Deposit insurance	750	745	2,235	2,188
Other	8,032	8,086	23,896	24,475

Total noninterest expense	43,321	42,465	127,720	127,065

Income before taxes	21,055	20,250	60,994	60,716
Income tax expense	6,564	6,390	20,538	21,122

Net income	$14,491	$13,860	$40,456	$39,594

NET INCOME PER COMMON SHARE
Basic	$0.94	$0.91	$2.65	$2.61

Diluted	$0.93	$0.90	$2.61	$2.57

OTHER COMPREHENSIVE INCOME
Unrealized losses on securities, net of tax of $186, $44, $1,269 and $654, respectively	$(346)	$(82)	$(2,360)	$(1,214)
Reclassification adjustment for gains included in net income, net of tax of $6, $93, $48 and $821, respectively	(11)	(172)	(89)	(1,525)

Other comprehensive loss, net of tax of $192, $137, $1,317 and $1,475, respectively	(357)	(254)	(2,449)	(2,739)

Comprehensive income	$14,134	$13,606	$38,007	$36,855

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
COMMON STOCK
Issued at beginning of period	$15,256	$15,154	$15,242	$15,118
Shares issued	63	46	122	89
Shares acquired and canceled	(21)	—	(66)	(7)

Issued at end of period	$15,298	$15,200	$15,298	$15,200

CAPITAL SURPLUS
Balance at beginning of period	$84,360	$79,181	$82,401	$77,462
Common stock issued	1,717	748	2,745	1,470
Tax effect of stock options	491	430	727	629
Stock-based compensation arrangements	399	391	1,094	1,189

Balance at end of period	$86,967	$80,750	$86,967	$80,750

RETAINED EARNINGS
Balance at beginning of period	$431,120	$398,267	$415,607	$381,017
Net income	14,491	13,860	40,456	39,594
Dividends on common stock	(4,746)	(4,395)	(13,579)	(12,630)
Common stock acquired and canceled	(1,025)	—	(2,644)	(249)

Balance at end of period	$439,840	$407,732	$439,840	$407,732

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period	$4,225	$6,959	$6,317	$9,444
Net change	(357)	(254)	(2,449)	(2,739)

Balance at end of period	$3,868	$6,705	$3,868	$6,705

Total stockholders’ equity	$545,973	$510,387	$545,973	$510,387

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,456	$39,594
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	804	654
Depreciation and amortization	8,264	7,981
Net amortization of securities premiums and discounts	1,278	1,093
Realized securities gains	(341)	(4,643)
Gain on sales of loans	(1,939)	(2,075)
Cash receipts from the sale of loans originated for sale	165,988	169,065
Cash disbursements for loans originated for sale	(157,149)	(170,446)
Deferred income tax provision	1,789	426
Gain on other assets	(236)	(323)
Decrease in interest receivable	1,175	1,996
Decrease in interest payable	(324)	(559)
Amortization of stock-based compensation arrangements	1,094	1,189
Other, net	9,641	3,936

Net cash provided by operating activities	70,500	47,888

INVESTING ACTIVITIES
Net decrease in Federal funds sold	700	400
Purchases of held for investment securities	(902)	(2,525)
Purchases of available for sale securities	(78,042)	(58,240)
Proceeds from maturities, calls and paydowns of held for investment securities	5,590	8,262
Proceeds from maturities, calls and paydowns of available for sale securities	156,212	121,206
Proceeds from sales of available for sale securities	341	5,094
Purchases of loans	(40,847)	(22,215)
Proceeds from sales of loans	87,764	32,569
Net other increase in loans	(173,231)	(112,844)
Purchases of premises, equipment and computer software	(10,753)	(9,290)
Proceeds from the sale of other assets	3,515	8,245

Net cash used in investing activities	(49,653)	(29,338)

FINANCING ACTIVITIES
Net (decrease) increase in demand, transaction and savings deposits	(70,008)	274,556
Net decrease in time deposits	(61,358)	(58,786)
Net increase (decrease) in short-term borrowings	503	(2,609)
Paydown of long-term borrowings	(240)	(7,221)
Redemption of junior subordinated debentures	—	(9,279)
Issuance of common stock	3,594	2,188
Common stock acquired	(2,710)	(256)
Cash dividends paid	(8,840)	(12,262)

Net cash (used in) provided by financing activities	(139,059)	186,331

Net (decrease) increase in cash, due from banks and interest-bearing deposits	(118,212)	204,881
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,945,148	1,707,733

Cash, due from banks and interest-bearing deposits at the end of the period	$1,826,936	$1,912,614

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,756	$14,366

Cash paid during the period for income taxes	$18,646	$21,475

Noncash investing and financing activities:
Unpaid common stock dividends declared	$4,739	$4,397

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United State of America and general practice within the banking industry. A summary of significant accounting policies can be found in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BancFirst Agency, Inc. and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220).” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. Adoption of ASU 2013-02 did not have a significant effect on the Company’s financial statements.

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

In November 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210)—Disclosure about Offsetting Assets and Liabilities.” ASU 2011-11 is an amendment to require an entity to disclose both net and gross information about offsetting assets and liabilities to enable users of its financial statements to understand the effect of those arrangements. Arrangements include derivatives, sale and repurchase agreements and transactions, securities borrowing and securities lending arrangements. ASU 2011-11 was effective for annual and interim periods beginning on January 1, 2013 and did not have a significant effect on the Company’s financial statements.

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

(3)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

September 30, 2013
(Dollars in thousands)
Held for investment, at cost (fair value: $12,328)	$12,213
Available for sale, at fair value	462,427

Total	$474,640

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage backed securities (1)	$649	$52	$—	$701
States and political subdivisions	11,564	71	(8)	11,627

Total	$12,213	$123	$(8)	$12,328

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S. treasury and other Federal agencies	$359,076	$2,043	$(215)	$360,904
Mortgage backed securities (1)	33,336	620	—	33,956
States and political subdivisions	52,013	1,436	(63)	53,386
Other securities (2)	12,051	2,270	(140)	14,181

Total	$456,476	$6,369	$(418)	$462,427

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	September 30, 2013
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$3,636	$3,655
After one year but within five years	7,364	7,399
After five years but within ten years	945	976
After ten years	268	298

Total	$12,213	$12,328

Available for Sale
Contractual maturity of debt securities:
Within one year	$197,037	$197,424
After one year but within five years	119,341	120,593
After five years but within ten years	31,322	32,035
After ten years	100,124	101,615

Total debt securities	447,824	451,667
Equity securities	8,652	10,760

Total	$456,476	$462,427

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

September 30, 2013
(Dollars in thousands)
Book value of pledged securities	$393,329

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	September 30, 2013		December 31, 2012		September 30, 2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$566,670	16.87%	$559,274	17.25%	$541,130	17.37%
Oil & gas production & equipment	139,605	4.16	154,380	4.76	131,642	4.22
Agriculture	89,258	2.66	93,274	2.88	83,146	2.67
State and political subdivisions:
Taxable	10,248	0.31	9,412	0.29	7,786	0.25
Tax-exempt	12,232	0.36	13,194	0.41	13,749	0.44
Real estate:
Construction	283,468	8.44	226,102	6.97	211,505	6.79
Farmland	133,397	3.97	125,033	3.86	114,043	3.66
One to four family residences	696,651	20.74	669,230	20.64	674,457	21.64
Multifamily residential properties	57,825	1.72	50,721	1.56	50,659	1.63
Commercial	1,100,544	32.76	1,068,445	32.95	1,026,097	32.93
Consumer	248,025	7.38	253,002	7.80	241,864	7.76
Other (not classified above)	21,015	0.63	20,360	0.63	20,018	0.64

Total loans	$3,358,938	100.00%	$3,242,427	100.00%	$3,116,096	100.00%

Loans held for sale (included above)	$4,934		$11,257		$13,384

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

Accounting policies related to appraisals, nonaccruals and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Nonperforming and Restructured Assets

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table below. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.3 million for the nine months ended September 30, 2013 and approximately $1.0 million for the nine months ended September 30, 2012.

At September 30, 2013 and 2012, restructured loans consisted primarily of one loan restructured to defer principal payments. The loan was evaluated by management and determined to be well collateralized. Additionally, none of the concessions granted involved a principal reduction or a change from the current market rate of interest. The collateral value will be monitored periodically to evaluate possible impairment. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be restructured were not considered to be material.

The following is a summary of nonperforming and restructured assets:

	September 30,	December 31,	September 30,
	2013	2012	2012
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,266	$537	$731
Nonaccrual	15,094	20,549	22,101
Restructured	18,028	17,866	17,784

Total nonperforming and restructured loans	34,388	38,952	40,616
Other real estate owned and repossessed assets	8,428	9,566	9,796

Total nonperforming and restructured assets	$42,816	$48,518	$50,412

Nonperforming and restructured loans to total loans	1.02%	1.20%	1.30%

Nonperforming and restructured assets to total assets	0.72%	0.81%	0.86%

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

	September 30, 2013	September 30, 2012
	(Dollars in thousands)
Non-residential real estate owner occupied	$551	$5,605
Non-residential real estate other	6,784	3,719
Residential real estate permanent mortgage	714	585
Residential real estate all other	1,865	3,594
Non-consumer non-real estate	1,280	2,527
Consumer non-real estate	124	138
Other loans	1,446	2,221
Acquired loans	2,330	3,712

Total	$15,094	$22,101

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of September 30, 2013
Non-residential real estate owner occupied	$779	$326	$1,105	$458,241	$459,346	$308
Non-residential real estate other	6,046	1,925	7,971	869,531	877,502	51
Residential real estate permanent mortgage	2,017	492	2,509	253,708	256,217	217
Residential real estate all other	1,900	1,401	3,301	547,849	551,150	32
Non-consumer non-real estate	889	1,013	1,902	776,576	778,478	138
Consumer non-real estate	2,179	194	2,373	222,122	224,495	187
Other loans	1,531	1,275	2,806	136,060	138,866	236
Acquired loans	1,194	473	1,667	71,217	72,884	97

Total	$16,535	$7,099	$23,634	$3,335,304	$3,358,938	$1,266

As of September 30, 2012
Non-residential real estate owner occupied	$915	$466	$1,381	$480,319	$481,700	$349
Non-residential real estate other	646	1,959	2,605	665,265	667,870	—
Residential real estate permanent mortgage	2,058	399	2,457	242,209	244,666	12
Residential real estate all other	1,635	771	2,406	490,726	493,132	86
Non-consumer non-real estate	4,233	135	4,368	729,538	733,906	7
Consumer non-real estate	2,050	230	2,280	205,463	207,743	170
Other loans	1,706	1,447	3,153	147,329	150,482	43
Acquired loans	1,219	1,061	2,280	134,317	136,597	64

Total	$14,462	$6,468	$20,930	$3,095,166	$3,116,096	$731

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect the full amount of scheduled principal and interest payments in accordance with the original contractual terms of the loan agreement. If a loan is impaired, a specific valuation allowance may be allocated if necessary so that the loan is reported, net of allowance for loss, at the present value of future cash flows using the loan’s existing rate, or the fair value of collateral if repayment is expected solely from the collateral.

The following table presents impaired loans, segregated by class of loans. No material amount of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of September 30, 2013
Non-residential real estate owner occupied	$993	$924	$34	$700
Non-residential real estate other	25,724	24,216	2,240	25,871
Residential real estate permanent mortgage	1,263	1,068	57	1,298
Residential real estate all other	2,423	2,020	381	3,668
Non-consumer non-real estate	1,931	1,599	396	1,508
Consumer non-real estate	413	394	67	444
Other loans	1,905	1,782	300	1,911
Acquired loans	9,879	7,853	95	8,109

Total	$44,531	$39,856	$3,570	$43,509

As of September 30, 2012
Non-residential real estate owner occupied	$7,058	$6,094	$232	$6,237
Non-residential real estate other	20,535	20,340	1,581	20,496
Residential real estate permanent mortgage	1,299	1,089	30	1,184
Residential real estate all other	4,365	4,047	1,344	4,149
Non-consumer non-real estate	3,144	2,539	677	1,745
Consumer non-real estate	447	424	77	364
Other loans	2,420	2,265	264	1,975
Acquired loans	12,872	10,684	71	11,451

Total	$52,140	$47,482	$4,276	$47,601

Credit Risk Monitoring and Loan Grading

The Company considers various factors to monitor the credit risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical loan loss experience, and economic conditions.

An internal risk grading system is used to indicate the credit risk of loans. The loan grades used by the Company are for internal risk identification purposes and do not directly correlate to regulatory classification categories or any financial reporting definitions.

The general characteristics of the risk grades are disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of September 30, 2013
Non-residential real estate owner occupied	$388,923	$64,418	$5,189	$816	$—	$459,346
Non-residential real estate other	714,670	134,760	21,237	6,835	—	877,502
Residential real estate permanent mortgage	224,518	25,091	5,574	1,034	—	256,217
Residential real estate all other	457,649	82,827	8,721	1,953	—	551,150
Non-consumer non-real estate	681,695	91,108	4,254	1,421	—	778,478
Consumer non-real estate	210,285	11,760	2,047	403	—	224,495
Other loans	135,169	2,646	738	313	—	138,866
Acquired loans	53,364	12,707	4,207	2,606	—	72,884

Total	$2,866,273	$425,317	$51,967	$15,381	$—	$3,358,938

As of September 30, 2012
Non-residential real estate owner occupied	$420,426	$49,131	$6,189	$5,954	$—	$481,700
Non-residential real estate other	564,180	78,637	21,334	3,719	—	667,870
Residential real estate permanent mortgage	206,702	31,558	5,547	859	—	244,666
Residential real estate all other	429,862	50,412	9,120	3,738	—	493,132
Non-consumer non-real estate	644,066	80,863	6,500	2,477	—	733,906
Consumer non-real estate	195,242	10,185	1,965	349	2	207,743
Other loans	146,037	2,726	887	832	—	150,482
Acquired loans	103,411	24,243	5,006	3,898	39	136,597

Total	$2,709,926	$327,755	$56,548	$21,826	$41	$3,116,096

The allowance for loan losses (“ALL”) methodology is disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following table details activity in the ALL by class of loans for the period presented. Allocation of a portion of the allowance to one class of loans does not preclude its availability to absorb losses in other classes.

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge -offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2013
Non-residential real estate owner occupied	$4,714	$(1)	$—	$(1)	$144	$4,857
Non-residential real estate other	10,866	—	2	2	404	11,272
Residential real estate permanent mortgage	2,733	(30)	12	(18)	7	2,722
Residential real estate all other	7,349	(23)	3	(20)	(722)	6,607

Non-consumer non-real estate	8,751	(34)	110	76	36	8,863
Consumer non-real estate	2,389	(163)	65	(98)	207	2,498
Other loans	1,961	(76)	24	(52)	36	1,945
Acquired loans	219	(3)	3	—	(124)	95

Total	$38,982	$(330)	$219	$(111)	$(12)	$38,859

Nine Months Ended September 30, 2013
Non-residential real estate owner occupied	$5,104	$(3)	$16	$13	$(260)	$4,857
Non-residential real estate other	9,865	(19)	12	(7)	1,414	11,272
Residential real estate permanent mortgage	2,781	(126)	27	(99)	40	2,722
Residential real estate all other	7,034	(177)	30	(147)	(280)	6,607
Non-consumer non-real estate	9,385	(139)	159	20	(542)	8,863
Consumer non-real estate	2,451	(458)	202	(256)	303	2,498
Other loans	1,885	(235)	55	(180)	240	1,945
Acquired loans	220	(53)	39	(14)	(111)	95

Total	$38,725	$(1,210)	$540	$(670)	$804	$38,859

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge -offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2012
Non-residential real estate owner occupied	$5,783	$(30)	$2	$(28)	$(469)	$5,286
Non-residential real estate other	8,566	—	15	15	16	8,597
Residential real estate permanent mortgage	3,002	(50)	4	(46)	(258)	2,698
Residential real estate all other	7,004	(107)	5	(102)	121	7,023
Non-consumer non-real estate	8,558	(119)	19	(100)	712	9,170
Consumer non-real estate	2,282	(117)	42	(75)	162	2,369
Other loans	1,854	(24)	2	(22)	6	1,838
Acquired loans	387	(53)	—	(53)	(57)	277

Total	$37,436	$(500)	$89	$(411)	$233	$37,258

Nine Months Ended September 30, 2012
Non-residential real estate owner occupied	$5,300	$(87)	$2	$(85)	$71	$5,286
Non-residential real estate other	8,648	(71)	46	(25)	(26)	8,597
Residential real estate permanent mortgage	2,734	(119)	84	(35)	(1)	2,698
Residential real estate all other	7,030	(169)	34	(135)	128	7,023
Non-consumer non-real estate	9,156	(449)	144	(305)	319	9,170
Consumer non-real estate	2,315	(308)	157	(151)	205	2,369
Other loans	1,886	(231)	33	(198)	150	1,838
Acquired loans	587	(129)	11	(118)	(192)	277

Total	$37,656	$(1,563)	$511	$(1,052)	$654	$37,258

The following table details the amount of ALL by class of loans based on the impairment methodology used by the Company.

	ALL
	September 30, 2013		September 30, 2012
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Non-residential real estate owner occupied	$228	$4,629	$462	$4,824
Non-residential real estate other	2,529	8,743	1,934	6,663
Residential real estate permanent mortgage	226	2,496	218	2,480
Residential real estate all other	1,058	5,549	2,087	4,936
Non-consumer non-real estate	1,052	7,811	1,692	7,478
Consumer non-real estate	314	2,184	315	2,054
Other loans	2460	1,6998	220	1,6188
Acquired loans	—	957	—	2777

Total	$5,653	$33,206	$6,928	$30,330

The following table details the loans outstanding by class of loans based on the impairment methodology used by the Company.

	Loans
	September 30, 2013			September 30, 2012
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Non-residential real estate owner occupied	$6,005	$453,341	$—	$12,142	$469,558	$—
Non-residential real estate other	28,072	849,430	—	25,053	642,817	—
Residential real estate permanent mortgage	6,609	249,609	—	6,406	238,260	—
Residential real estate all other	10,674	540,476	—	12,858	480,274	—
Non-consumer non-real estate	5,675	772,803	—	8,976	724,930	—
Consumer non-real estate	2,448	222,045	—	2,316	205,427	—
Other loans	292	138,575	—	264	150,218	—
Acquired loans	—	66,071	6,813	—	127,654	8,943

Total	$59,775	$3,292,350	$6,813	$68,015	$3,039,138	$8,943

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Other real estate owned	$1,287	$1,633
Repossessed assets	946	664

Total	$2,233	$2,297

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of September 30, 2013
Core deposit intangibles	$13,473	$(6,845)	$6,628
Customer relationship intangibles	5,657	(2,247)	3,410
Mortgage servicing intangibles	734	(139)	595

Total	$19,864	$(9,231)	$10,633

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

(6)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,000,000 shares in May 2013. At September 30, 2013, 185,860 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2014. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2013 will become exercisable through the year 2020. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At September 30, 2013, 5,000 shares were available for future grants. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2013 will become exercisable through the year 2017. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term		Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Nine Months Ended September 30, 2013
Outstanding at December 31, 2012	1,216,981	$31.98
Options granted	60,000	44.11
Options exercised	(118,414)	25.13
Options canceled, forfeited or expired	(5,000)	43.02

Outstanding at September 30, 2013	1,153,567	33.26	8.69	Yrs	$24,003

Exercisable at September 30, 2013	540,167	26.74	5.54	Yrs	$14,763

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$10.63	$—	$9.05	$—
Total intrinsic value of options exercised	1,424	1,152	2,653	2,180
Cash received from options exercised	1,775	794	2,976	1,516
Tax benefit realized from options exercised	551	446	1,026	843

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Stock-based compensation expense	$399	$391	$1,094	$1,189
Tax benefit	(154)	(151)	(423)	(460)

Stock-based compensation expense, net of tax	$245	$240	$671	$729

The Company will continue to amortize the remaining fair value of stock options, over the remaining vesting period of approximately seven years. The following table shows the remaining fair value of stock options:

September 30, 2013
(Dollars in thousands)
Fair value of stock options	$4,902

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method:

	Nine Months Ended September 30,
	2013		2012
Risk-free interest rate	2.70%		1.74%
Dividend yield	2.00%		2.00%
Stock price volatility	18.35%		32.88%
Expected term	10	Yrs	10	Yrs

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

The following table is a summary of the shares under the program:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Number of shares repurchased	—	—	40,241	6,787
Average price of shares repurchased	$—	$—	$40.88	$37.70
Shares remaining to be repurchased	194,723	234,964	194,723	234,964

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of September 30, 2013 the Company and BancFirst met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2013:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$552,380	14.72%	$300,282	8.00%	N/A	N/A
BancFirst	520,453	13.90%	299,606	8.00%	$374,507	10.00%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$513,521	13.68%	$150,141	4.00%	N/A	N/A
BancFirst	481,594	12.86%	149,803	4.00%	$224,704	6.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$513,521	8.75%	$177,802	3.00%	N/A	N/A
BancFirst	481,594	8.22%	177,207	3.00%	$295,346	5.00%

As of September 30, 2013, BancFirst was considered to be “well capitalized” and there are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date. To be well capitalized under Federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $10 billion.

Basel III Capital Rules

In July 2013, the three Federal bank regulatory agencies jointly published interim final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. These Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. These Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for the Company and BancFirst on January 1, 2015 (subject to a 4-year phase-in period).

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

Management believes that, as of September 30, 2013, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended September 30, 2013
Basic
Income available to common stockholders	$14,491	15,287,535	$0.94

Effect of stock options	—	307,346

Diluted
Income available to common stockholders plus assumed exercises of stock options	$14,491	15,594,881	$0.93

Three Months Ended September 30, 2012
Basic
Income available to common stockholders	$13,860	15,174,755	$0.91

Effect of stock options	—	272,639

Diluted
Income available to common stockholders plus assumed exercises of stock options	$13,860	15,447,394	$0.90

Nine Months Ended September 30, 2013
Basic
Income available to common stockholders	$40,456	15,252,967	$2.65

Effect of stock options	—	263,387

Diluted
Income available to common stockholders plus assumed exercises of stock options	$40,456	15,516,354	$2.61

Nine Months Ended September 30, 2012
Basic
Income available to common stockholders	$39,594	15,155,035	$2.61

Effect of stock options	—	276,063

Diluted
Income available to common stockholders plus assumed exercises of stock options	$39,594	15,431,098	$2.57

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended September 30, 2013	3,804	$50.74
Three Months Ended September 30, 2012	479,000	39.21
Nine Months Ended September 30, 2013	330,165	40.09
Nine Months Ended September 30, 2012	597,200	38.66

(9)	FAIR VALUE MEASUREMENTS

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

Securities Available for Sale

Securities classified as available for sale are reported at fair value. U.S. Treasuries are valued using Level 1 inputs. Other securities available for sale including U.S. Federal agencies, mortgage backed securities, and state and political subdivisions are valued using prices from an independent pricing service utilizing Level 2 data. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company also invests in equity securities classified as available for sale for which observable information is not readily available. These securities are reported at fair value utilizing Level 3 inputs. For these securities, management determines the fair value based on the income approach or information provided by outside consultants or lead investors.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2013
Securities available for sale:
U.S. Treasury	$—	$—	$—	$—
U.S. Federal agencies	—	340,904	20,000	360,904
Mortgage-backed securities	—	14,455	19,501	33,956
States and political subdivisions	—	53,386	—	53,386
Other securities	—	3,421	10,760	14,181
Derivative assets	—	3,049	—	3,049
Derivative liabilities	—	1,886	—	1,886
Loans held for sale	—	4,934	—	4,934
Mortgage servicing intangibles	—	—	595	595
September 30, 2012
Securities available for sale:
U.S. Treasury	$—	$—	$—	$—
U.S. Federal agencies	—	413,131	20,000	433,131
Mortgage-backed securities	—	22,390	—	22,390
States and political subdivisions	—	57,829	—	57,829
Other securities	—	—	10,356	10,356
Derivative assets	—	4,175	—	4,175
Derivative liabilities	—	1,868	—	1,868
Loans held for sale	—	13,384	—	13,384
Mortgage servicing intangibles	—	—	844	844

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended
	September 30,
	2013	2012
	(Dollars in thousands)
Balance at the beginning of the year	$30,779	$33,225
Purchases, issuances and settlements	20,600	1,897
Sales	(251)	(5,563)
Gains included in earnings	182	4,424
Total unrealized losses	(454)	(2,783)

Balance at the end of the period	$50,856	$31,200

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the nine months ended September 30, 2013 and 2012, the Company did not transfer any securities between levels in the fair value hierarchy.

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

Impaired loans are reported at the fair value of the underlying collateral if repayment is dependent on liquidation of the collateral. In no case does the fair value of an impaired loan exceed the fair value of the underlying collateral. The impaired loans are adjusted to fair value through a specific allocation of the allowance for loan losses.

Foreclosed assets, upon initial recognition, are measured and adjusted to fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset.

Other real estate owned is revalued at fair value subsequent to initial recognition, with any losses recognized in net expense from other real estate owned.

The following table summarizes assets measured at fair value on a nonrecurring basis and the related gains or losses recognized during the period:

	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Nine Months Ended September 30, 2013
Impaired loans (less specific allowance)	—	—	$36,286	$36,286	$—
Foreclosed assets	—	—	307	307	(9)
Other real estate owned	—	—	8,121	8,121	(754)
Nine Months Ended September 30, 2012
Impaired loans (less specific allowance)	—	—	$43,206	$43,206	$—
Foreclosed assets	—	—	237	237	(84)
Other real estate owned	—	—	9,559	9,559	(1,226)

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,826,936	$1,826,936	$1,912,614	$1,912,614
Securities held for investment	12,213	12,328	16,769	17,080
Level 3 inputs:
Loans, net	3,320,079	3,346,578	3,078,838	3,143,799
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	5,309,464	5,338,655	5,253,505	5,275,969
Short-term borrowings	5,074	5,074	5,665	5,665
Long-term borrowings	8,938	8,889	11,255	11,333
Junior subordinated debentures	26,804	28,927	26,804	28,777
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,378		1,300
Letters of credit		468		458

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights which are valued quarterly) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at September 30, 2013 or 2012.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

	September 30, 2013
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	335	$1,665
Derivative liabilities	Barrels	(335)	(1,178)
Natural Gas
Derivative assets	MMBTUs	2,962	1,384
Derivative liabilities	MMBTUs	(2,962)	(708)
Total Fair Value	Included in
Derivative assets	Other assets		3,049
Derivative liabilities	Other liabilities		(1,886)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Derivative income	$71	$205	$309	$555

The Company’s credit exposure on oil and gas swaps and options varies based on the current market prices of oil and natural gas. Other than credit risk, changes in the fair value of customer positions will be offset by equal and opposite changes in the counterparty positions. The net positive fair value of the contracts represents the profit derived from the activity and is unaffected by market price movements.

Customer credit exposure is managed by strict position limits and is primarily offset by first liens on production while the remainder is offset by cash. Counterparty credit exposure is managed by selecting highly rated counterparties (rated A- or better by Standard and Poor’s) and monitoring market information.

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

September 30, 2013
(Dollars in thousands)
Credit exposure	$(149)

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended:
September 30, 2013
Net interest income (expense)	$14,043	$25,613	$1,491	$(435)	$—	$40,712
Noninterest income	3,213	12,750	6,864	15,651	(14,826)	23,652
Income before taxes	9,173	15,229	2,619	8,688	(14,654)	21,055
September 30, 2012
Net interest income (expense)	$13,267	$26,302	$1,777	$(514)	$—	$40,832
Noninterest income	2,840	11,153	7,404	14,881	(14,162)	22,116
Income before taxes	8,302	15,234	3,266	7,463	(14,015)	20,250
Nine Months Ended:
September 30, 2013
Net interest income (expense)	$41,997	$76,181	$4,786	$(1,366)	$—	$121,598
Noninterest income	9,519	36,141	19,839	44,192	(41,771)	67,920
Income before taxes	26,218	43,818	8,014	24,425	(41,481)	60,994
September 30, 2012
Net interest income (expense)	$39,784	$79,317	$5,211	$(1,794)	$—	$122,518
Noninterest income	8,193	32,009	23,482	43,507	(41,274)	65,917
Income before taxes	24,954	45,433	11,664	19,682	(41,017)	60,716
Total Assets:
September 30, 2013	$2,031,194	$3,723,491	$120,476	$647,336	$(595,767)	$5,926,730
December 31, 2012	1,996,539	3,801,653	186,473	602,342	(564,757)	6,022,250
September 30, 2012	1,892,444	3,745,727	126,704	636,853	(564,977)	5,836,751

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

SUMMARY

BancFirst Corporation reported net income of $14.5 million, or $0.93 diluted earnings per common share, for the third quarter of 2013, compared to net income of $13.9 million, or $0.90 diluted earnings per common share for the third quarter of 2012. Net income for the first nine months of 2013 was $40.5 million or $2.61 diluted earnings per common share, compared to $39.6 million, or $2.57 diluted earnings per common share for the nine months ended September 30, 2012.

The Company’s net interest income for the third quarter of 2013 was $40.7 million compared to $40.8 million for the third quarter of 2012. The net interest margin for the quarter was 3.01% compared to 3.06% a year ago as interest rates have remained at historically low levels. The Company’s provision for loan loss for the third quarter of 2013 was virtually zero, primarily due to reductions in adversely graded loans. Net charge-offs for the quarter were $111,000, compared to $411,000 for the same period a year ago. Noninterest income for the quarter totaled $23.7 million compared to $22.1 million for the third quarter of 2012. Noninterest expense was $43.3 million compared to $42.5 million a year ago.

At September 30, 2013, the Company’s total assets were $5.9 billion, compared to $6.0 billion at December 31, 2012. Loans totaled $3.4 billion, up $116.5 million over December 31, 2012. Deposits totaled $5.3 billion, down $131.4 million due to a temporary influx of deposits at year end 2012 and efforts by the Company to move certain commercial deposits into sweep accounts. The Company’s total stockholders’ equity was $546.0 million, an increase of $26.4 million or 5.1% over December 31, 2012.

Asset quality remained strong and was little changed from the previous quarters. Nonperforming and restructured assets edged down to 0.72% of total assets compared to 0.81% at December 31, 2012. The allowance to total loans was 1.16% compared to 1.19% at year end 2012.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income Statement Data
Net interest income	$40,712	$40,832	$121,598	$122,518
Provision for loan losses	(12)	233	804	654
Securities transactions	90	385	341	4,643
Total noninterest income	23,652	22,116	67,920	65,917
Salaries and employee benefits	26,094	24,641	76,388	74,271
Total noninterest expense	43,321	42,465	127,720	127,065
Net income	14,491	13,860	40,456	39,594
Per Common Share Data
Net income – basic	$0.94	$0.91	$2.65	$2.61
Net income – diluted	0.93	0.90	2.61	2.57
Cash dividends	0.31	0.29	0.89	0.83
Performance Data
Return on average assets	0.99%	0.96%	0.94%	0.93%
Return on average stockholders’ equity	10.62	10.86	10.14	10.59
Cash dividend payout ratio	33.05	31.87	33.56	31.80
Net interest spread	2.85	2.87	2.90	2.94
Net interest margin	3.01	3.06	3.06	3.13
Efficiency ratio	67.31	67.46	67.39	67.43
Net charge-offs to average loans	0.00	0.01	0.02	0.04

Net Interest Income

For the three months ended September 30, 2013, net interest income, which is the Company’s principal source of operating revenue, was $40.7 million compared to $40.8 million for the three months ended September 30, 2012. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin decreased slightly for the third quarter of 2013 compared to the third quarter of 2012, due to continued low interest rates and the maturity or pay down of higher-yielding earning assets. If interest rates and/or loan volume do not increase, management expects continued compression of its net interest margin for the remainder of 2013 as higher yielding loans and securities mature and are replaced at current market rates.

Net interest income for the nine months ended September 30, 2013 was $121.6 million compared to $122.5 million for the nine months ended September 30, 2012. The net interest margin for the year-to-date decreased compared to the same period of the previous year, due to continued low interest rates and the maturity or pay down of higher-yielding earning assets.

Provision for Loan Losses

The Company’s provision for loan loss for the third quarter of 2013 was virtually zero, primarily due to reductions in adversely graded loans. Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $111,000 for the third quarter of 2013, compared to $411,000 for the third quarter of 2012. The rate of net charge-offs to average total loans is presented in the preceding table.

For the nine months ended September 30, 2013, the Company’s provision for loan losses was $804,000 compared to $654,000 for the same period of 2012. Net loan charge-offs were $670,000 compared to $1.1 million for the same period of the prior year.

Noninterest Income

Noninterest income totaled $23.7 million for the third quarter of 2013 compared to $22.1 million for the third quarter of 2012. Service charges on deposits have increased due to an increase in deposit accounts and a higher volume of customer overdrafts.

Noninterest income for the nine months ended September 30, 2013 totaled $67.9 million compared to $65.9 million for the nine months ended September 30, 2012. The increase year over year was due to increases in service charges on deposits, trust revenue and insurance commissions, partially offset by a $4.5 million pretax securities gain from the sale of an investment by Council Oak Investment Corporation in the first quarter of 2012.

The Company had fees from debit card usage totaling $13.2 million and $12.3 million during the nine months ended September 30, 2013 and 2012, respectively. The Dodd-Frank Act has given the Federal Reserve the authority to establish rules regarding debit card interchange fees charged for electronic debit transactions by payment card issuers. Because of the uncertainty as to any future rulemaking by the Federal Reserve and the inability to forecast competitive responses, the Company cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of fees from debit card usage reported in future periods.

Noninterest Expense

For the third quarter of 2013, noninterest expense totaled $43.3 million compared to $42.5 million for the third quarter of 2012.

For the nine months ended September 30, 2013, noninterest expense totaled $127.7 million compared to $127.1 million for the nine months ended September 30, 2012. Noninterest expense increased partly due to an increase in salaries and employee benefits. Also, noninterest expense in 2012 included $1.6 million in merger related costs and approximately $500,000 of expenses related to the sale of an investment by the Company’s Small Business Investment Corporation, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst. Additionally, the net expense from other real estate owned for the first nine months of 2012 was approximately $499,000 higher than for the first nine months of 2013.

Income Taxes

The Company’s effective tax rate on income before taxes was 31.2% for the third quarter of 2013, compared to 31.6% for the third quarter of 2012.

The Company’s effective tax rate on income before taxes was 33.7% for the first nine months of 2013, compared to 34.8% for the first nine months of 2012. Additional tax credits have reduced the Company’s effective tax rate in 2013.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2013	2012	2012
	(unaudited)		(unaudited)
Balance Sheet Data
Total assets	$5,926,730	$6,022,250	$5,836,751
Total loans	3,358,938	3,242,427	3,116,096
Allowance for loan losses	38,859	38,725	37,258
Securities	474,640	562,542	540,475
Deposits	5,309,464	5,440,830	5,253,505
Stockholders’ equity	545,973	519,567	510,387
Book value per share	35.69	34.09	33.58
Tangible book value per share	32.08	30.37	29.82
Average loans to deposits (year-to-date)	63.13%	60.27%	60.11%
Average earning assets to total assets (year-to-date)	92.65	92.73	92.66
Average stockholders’ equity to average assets (year-to-date)	9.24	8.79	8.78
Asset Quality Ratios
Nonperforming and restructured loans to total loans	1.02%	1.20%	1.30%
Nonperforming and restructured assets to total assets	0.72	0.81	0.86
Allowance for loan losses to total loans	1.16	1.19	1.20
Allowance for loan losses to nonperforming and restructured loans	113.00	99.42	91.73

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and Federal funds sold as of September 30, 2013 decreased $118.9 million from December 31, 2012 and $85.7 million from September 30, 2012. The higher level at year-end 2012 was due primarily to funds provided by the temporary influx of deposits at year-end 2012 and efforts by the Company to move certain commercial deposits into sweep accounts. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the funds market that has resulted in near zero overnight Federal funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period which continues to be 0.25%.

Securities

At September 30, 2013, total securities decreased $87.9 million compared to December 31, 2012 and decreased $65.8 million compared to September 30, 2012. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $6.0 million at September 30, 2013, compared to an unrealized gain of $9.7 million at December 31, 2012, and an unrealized gain of $10.3 million at September 30, 2012. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $3.9 million, $6.3 million and $6.7 million respectively.

Loans (Including Acquired Loans)

At September 30, 2013, total loans were up $116.5 million from December 31, 2012 and up $242.8 million from September 30, 2012, due to internal growth.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At September 30, 2013, the allowance for loan losses represented 1.16% of total loans, compared to 1.19% at December 31, 2012, and 1.20% at September 30, 2012.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $2.3 million at September 30, 2013, $2.8 million at December 31, 2012, and $3.1 million at September 30, 2012 while the acquired loans outstanding were $72.9 million, $108.5 million and $136.6 million, respectively. The decrease from the third quarter of 2012 was due to improved credit quality of the loans, loan payoffs and the early settlement of the loan escrow agreement related to one of the bank acquisitions.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $42.8 million at September 30, 2013, compared to $48.5 million at December 31, 2012 and $50.4 million at September 30, 2012. The Company’s level of nonperforming and restructured assets has continued to be relatively low.

Nonaccrual loans totaled $15.1 million at September 30, 2013, compared to $20.5 million at the end of 2012. Nonaccrual loans decreased $5.1 million due primarily to the resolution of several loans. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income, which was not accrued on nonaccrual loans outstanding, was approximately $1.3 million for the nine months ended September 30, 2013 and $1.0 million for the nine months ended September 30, 2012. Only a small amount of this interest is expected to be ultimately collected.

Other real estate owned and repossessed assets totaled $8.4 million at September 30, 2013, compared to $9.6 million at December 31, 2012 and $9.8 million at September 30, 2012.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $5.1 million of these loans at September 30, 2013 compared to $5.3 million at December 31, 2012 and $5.2 million at September 30, 2012. Potential problem loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At September 30, 2013, total deposits decreased $131.4 million compared to December 31, 2012 and increased $56.0 million compared to September 30, 2012. The decrease from December 2012 was due to a temporary influx of deposits at year end 2012 and efforts by the Company to move certain commercial deposits into sweep accounts. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 93.3% at September 30, 2013, compared to 92.8% at December 31, 2012 and 92.6% at September 30, 2012. Noninterest-bearing deposits to total deposits were 38.1% at September 30, 2013, compared to 37.1% at December 31, 2012 and 36.7% at September 30, 2012.

Short-Term Borrowings

Short-term borrowings, consisting primarily of Federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $5.1 million at September 30, 2013, compared to $4.6 million from December 31, 2012 and $5.7 million at September 30, 2012.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $554.7 million, are pledged as collateral for the borrowings under the line of credit. As of September 30, 2013 the Company had approximately $8.9 million in advances outstanding, compared to $9.2 million at December 31, 2012 and $11.3 million at September 30, 2012. The advances mature at varying dates through 2014.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Capital Resources

Stockholders’ equity totaled $546.0 million at September 30, 2013, compared to $519.6 million at December 31, 2012 and $510.4 million at September 30, 2012. In addition to net income of $40.5 million, other changes in stockholders’ equity during the nine months ended September 30, 2013 included $3.6 million related to stock option exercises and $1.1 million related to stock-based compensation, that were partially offset by $13.6 million in dividends, $2.7 million of common stock acquired and canceled, and a $2.4 million decrease in other comprehensive income. The Company’s leverage ratio and total risk-based capital ratio were 8.75% and 14.72%, respectively, at September 30, 2013, well in excess of the regulatory minimums.

See Note (7) of the Notes to the Consolidated Financial Statements for a discussion of capital ratio requirements.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,297,360	$41,766	5.03%	$3,093,928	$42,112	5.40%
Securities – taxable	453,614	1,097	0.96	516,187	1,681	1.29
Securities – tax exempt	40,549	438	4.28	47,649	563	4.69
Interest-bearing deposits w/ banks & FFS	1,601,947	1,031	0.26	1,667,921	1,071	0.25

Total earning assets	5,393,470	44,332	3.26	5,325,685	45,427	3.38

Nonearning assets:
Cash and due from banks	173,030			141,353
Interest receivable and other assets	302,772			306,079
Allowance for loan losses	(39,284)			(37,533)

Total nonearning assets	436,518			409,899

Total assets	$5,829,988			$5,735,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$629,765	$155	0.10%	$693,616	$224	0.13%
Savings deposits	1,838,186	1,051	0.23	1,783,662	1,412	0.31
Time deposits	790,106	1,643	0.82	854,967	2,093	0.97
Short-term borrowings	4,921	1	0.05	6,521	7	0.43
Long-term borrowings	9,584	52	2.16	11,282	84	2.95
Junior subordinated debentures	26,804	492	7.29	26,804	492	7.28

Total interest-bearing liabilities	3,299,366	3,394	0.41	3,376,852	4,312	0.51

Interest-free funds:
Noninterest-bearing deposits	1,965,052			1,825,053
Interest payable and other liabilities	24,107			27,404
Stockholders’ equity	541,463			506,275

Total interest free funds	2,530,622			2,358,732

Total liabilities and stockholders’ equity	$5,829,988			$5,735,584

Net interest income		$40,938			$41,115

Net interest spread			2.85%			2.87%

Effect of interest free funds			0.16%			0.19%

Net interest margin			3.01%			3.06%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2013			2012
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,251,226	$124,589	5.12%	$3,064,584	$126,126	5.48%
Securities – taxable	497,410	3,745	1.01	523,953	6,174	1.57
Securities – tax exempt	42,769	1,452	4.54	50,874	1,847	4.84
Interest-bearing deposits w/ banks & FFS	1,560,303	2,980	0.26	1,620,688	3,105	0.26

Total earning assets	5,351,708	132,766	3.32	5,260,099	137,252	3.48

Nonearning assets:
Cash and due from banks	156,353			144,471
Interest receivable and other assets	307,092			309,874
Allowance for loan losses	(38,904)			(37,610)

Total nonearning assets	424,541			416,735

Total assets	$5,776,249			$5,676,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$654,217	$486	0.10%	$718,997	$758	0.14%
Savings deposits	1,803,802	3,143	0.23	1,737,242	4,356	0.33
Time deposits	806,530	5,149	0.85	871,749	6,747	1.03
Short-term borrowings	4,554	4	0.13	7,255	23	0.42
Long-term borrowings	9,707	176	2.42	12,832	280	2.91
Junior subordinated debentures	26,804	1,474	7.35	32,504	1,643	6.73

Total interest-bearing liabilities	3,305,614	10,432	0.42	3,380,579	13,807	0.54

Interest-free funds:
Noninterest-bearing deposits	1,915,265			1,770,283
Interest payable and other liabilities	21,884			27,749
Stockholders’ equity	533,486			498,223

Total interest free funds	2,470,635			2,296,255

Total liabilities and stockholders’ equity	$5,776,249			$5,676,834

Net interest income		$122,334			$123,445

Net interest spread			2.90%			2.94%

Effect of interest free funds			0.16%			0.19%

Net interest margin			3.06%			3.13%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2012, the date of its most recent annual report to stockholders.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Senior Financial Officer, Treasurer, Controller, and General Counsel have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

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

Item 1A. Risk Factors.

As of September 30, 2013, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2013.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2013 to July 31, 2013	20,600	(1)	$50.76	—	194,723
August 1, 2013 to August 31, 2013	—		—	—	194,723
September 1, 2013 to September 30, 2013	—		—	—	194,723

(1)	Represents private transactions with individual shareholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated June 15, 2004 (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

3.4	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.5	Amendment to Amended By-Laws, amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

3.6	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated May 23, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2013 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.9	Form of Indenture relating to the Union National Bancshares, Inc. (BancFirst Corp. as successor) Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

4.10	Form of Indenture relating to the FBC Financial Corporation (BancFirst Corp. as successor) Floating Rate Junior Subordinated Deferrable Interest Debentures, Form of Floating Rate Junior Subordinated Deferrable Interest Debenture, and Form of Certificate to Trustee (filed as Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011 and incorporated herein by reference).

Exhibit Number	Exhibit

10.1	BancFirst Corporation Employee Stock Ownership and Trust Agreement adopted December 21, 2006 effective January 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008 and incorporated herein by reference).

10.2	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.3	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.5	Amendment (Code Section 415 Compliance) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.6	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

10.8	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.10	Eleventh Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: November 12, 2013	/s/ David E. Rainbolt
David E. Rainbolt
President
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	/s/ Randy Foraker
Randy Foraker
Executive Vice President
Interim Chief Financial Officer
and Chief Risk Officer
(Principal Financial and Accounting Officer)