Form 10-K
period 2013-12-31
BANCFIRST CORP /OK/
filed 2014-03-14
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2013 was approximately $345,644,969.

As of February 28, 2014, there were 15,342,978 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders of the registrant (the “2014 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

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

The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. The Company currently has 98 banking locations serving 52 communities throughout Oklahoma.

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

The Company had approximately 1,653 full-time equivalent employees at December 31, 2013, compared to approximately 1,635 full-time equivalent employees at December 31, 2012. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

Management believes the Company is in an advantageous competitive position operating as a “super community bank.” Under this strategy, the Company provides a broad line of financial products and services to small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and neither offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s market share of deposits for Oklahoma was 6.82% as of June 30, 2013 and 6.88% as of June 30, 2012.

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

Operating Segments

The Company has four principal business units: metropolitan banks, community banks, other financial services, and executive operations and support. For more information on the Company’s Operating Segments see Note (22), “Segment Information” to the Company’s Consolidated Financial Statements.

Control of Company

Affiliates of the Company beneficially own approximately 51% of the outstanding shares of the Company’s common stock as of February 28, 2014. Under Oklahoma law and the Company’s Certificate of Incorporation, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the affiliates have the ability to control the business and affairs of the Company.

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

Regulatory Agencies

In the U.S., banking is regulated at both the federal and state level. Since 1863, commercial banks in the United States have been able to choose to organize as national banks with a charter issued by the Office of the Comptroller of the Currency (“OCC”) or as state banks with a charter issued by a state government. The choice of charter determines which agency will supervise the bank: the primary supervisor of nationally chartered banks is the OCC, whereas state-chartered banks are supervised jointly by their state chartering authority and either the

FDIC or the Federal Reserve Board, depending upon whether the state-chartered bank is a member of the Federal Reserve System. The Company’s banking subsidiary, BancFirst, is chartered by the State of Oklahoma and at the state level is supervised and regulated by the Oklahoma State Banking Department under the Oklahoma Banking Code. BancFirst has elected not to be a member of the Federal Reserve System and, consequently, is supervised and regulated by the FDIC at the federal level. The Bank’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC to the extent provided by law.

As a financial holding company and a bank holding company, the Company is subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), enacted on July 21, 2010, and other legislation (as so amended, the “BHC Act”), as well as other federal and state laws governing the banking business. The BHC Act provides generally for regulation of financial holding companies and bank holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. Additionally, the Company is under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other restrictions and requirements of the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s common stock is listed on the NASDAQ Global Select Market System under the trading symbol “BANF,” and is subject to the listing and marketplace rules of the NASDAQ Stock Market, Inc. (the “NASDAQ”).

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

Bank Holding Company and Financial Holding Company Activities

The list of activities permitted by the Federal Reserve Board includes, among other things: lending; operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. These activities may also be affected by other federal legislation.

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

Federal and state laws impose notice and approval requirements for mergers and acquisitions of other depository institutions or bank holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5% of the voting shares or substantially all of the assets of a commercial bank or its parent holding company (including a financial holding company). Under the Bank Merger Act, the prior approval of the Federal Reserve Board or other appropriate bank regulatory authority is required for a member bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition or merger, bank regulatory authorities will consider, among other factors, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.

Dividend Restrictions

The principal source of the Company’s liquidity is dividends from the Bank. Various federal and state statutory provisions and regulations limit the amount of dividends the Company’s subsidiary bank and certain other subsidiaries may pay without regulatory approval. The payment of dividends by its subsidiary bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The appropriate federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

In October 2012, as required by the Dodd-Frank Act, the Federal Reserve Board published final rules regarding company-run stress testing. The rules require financial institutions to conduct an annual company-run stress test of capital, consolidated earnings and losses under at least three different sets of conditions, including baseline, adverse, and severely adverse conditions. It is anticipated that the capital ratios reflected in the stress test calculations will be an important factor to be considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. The rules apply to institutions with average total consolidated assets greater than $10 billion and, accordingly, do not currently apply to the Company, which had total consolidated assets at December 31, 2013 of approximately $6 billion. However, while the Federal Reserve Board has stated that smaller banking organizations such as the Company are not required or expected to conduct the types of stress-testing specifically mandated by the rules, they continue to emphasize that all banking institutions, regardless of size, should have the capacity to analyze the potential impact of adverse outcomes on their financial condition.

Transactions with Affiliates

The Company and the Bank are deemed affiliates of each other within the meaning of the Federal Reserve Act, and covered transactions between affiliates are subject to certain restrictions, including compliance with Sections 23A and 23B of the Federal Reserve Act and their implementing regulations. These regulations limit the types and amounts of covered transactions engaged in by a financial institution and its affiliates, and generally require those transactions to be on an arm’s-length basis. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by a financial institution with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

Source of Strength

Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide the support. If a bank holding company was unable to pay mandated assessments in support of its subsidiary bank, the FDIC could order the sale of the bank holding company’s stock in the subsidiary bank to cover the deficiency.

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

Capital Requirements

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the FDIC. These capital adequacy guidelines generally require bank holding companies to maintain minimum total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least one-half of that amount consisting of Tier I, or core capital, and the remaining amount consisting of Tier II, or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier II capital generally consists of hybrid capital instruments, term subordinated debt and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. The Company, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets. As of December 31, 2013, the Company had a Tier 1 ratio of 13.83% and a total capital ratio of 14.85%. The Bank, like other depository institutions, is required to maintain similar capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action it’s Tier 1 and total capital ratios must be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of December 31, 2013, the Bank had a Tier 1 ratio of 12.93% and a total capital ratio of 13.96%.

In addition, the Federal Reserve also requires bank holding companies to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the allowance for loan losses, goodwill and certain other intangible assets. The requirements impose a minimum leverage ratio of 3.0% for bank holding companies and member banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and member banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. At December 31, 2013, the Company had a leverage ratio of 8.77% and the Bank had a leverage ratio of 8.20%.

As an additional means to identify problems in the financial management of depository institutions, the Federal Deposit Insurance ACT (the “FDI ACT”) requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulator. The standards relate generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take action against institutions that fail to meet such standards.

In July 2013 the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Act. A key goal of the Basel III agreement is to strengthen the capital resources of banking organizations during normal and challenging business environments. The Basel III final rule increases minimum requirements for both the quantity and quality of capital held by banking organizations. The rule includes a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rule also adjusted the methodology for calculating risk-weighted assets to enhance risk sensitivity. Beginning January 1, 2015, the Company must be compliant with revised minimum regulatory capital ratios and will begin the transitional period for definitions of regulatory capital and regulatory capital adjustments and deductions established under the final rule. Compliance with the risk-weighted asset calculations is also required on January 1, 2015. Management believes that as of December 31, 2013, the Company’s capital levels would remain “well-capitalized” under the new rules.

Prompt Corrective Action

The capital-to-assets ratios discussed above also play a central role in “prompt corrective action,” which is an enforcement framework used by the federal banking agencies to constrain the activities of banking organizations based on their levels of regulatory capital. A depository institution’s treatment for purposes of the prompt corrective action provisions will depend upon how its capital levels compare to various capital measures and certain other factors, as established by regulation. Five categories have been established using thresholds for the total risk-based capital ratio, the tier 1 risk-based capital ratio and the leverage ratio: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. While bank holding companies are not subject to the “prompt corrective action” framework, the Federal Reserve Board is empowered to compel a holding company to take measures—such as the execution of financial or performance guarantees—when “prompt correction action” is required in connection with one of its depository-institution subsidiaries. At December 31, 2013, the Bank was considered to be “well capitalized” under this framework.

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

Deposit Insurance Assessments

The deposits of the Bank are insured by the FDIC in the standard insurance amount of $250,000 per depositor for each account ownership category. This insurance is funded through assessments on the Bank and other insured depository institutions. The FDIC’s risk-based assessment system requires members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. In connection with implementing the Dodd-Frank Act, the FDIC in 2011 changed each institution’s assessment base from its total insured deposits to its average consolidated total assets less average tangible equity and created a scorecard method for calculating assessments that combines certain supervisory ratings and specified forward-looking financial measures to determine each institution’s risk to the DIF. The Dodd-Frank Act also required the FDIC, in setting assessments, to offset the effect of increasing its reserve for the DIF on institutions with consolidated assets of less than $10 billion. The result of this revised approach to deposit-insurance assessments is generally an increase in costs, on an absolute or relative basis, for institutions with consolidated assets of $10 billion or more. The DIF assessment base rate currently ranges from 2.5 to 45 basis points for institutions that do not trigger factors for brokered deposits and unsecured debt, and higher rates for those that do trigger those risk factors.

At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. At December 31, 2012, $9.7 million in prepaid deposit insurance was included in other assets in the accompanying consolidated balance sheet. In June 2013, the Company received a refund of $9.6 million for overpayment of this assessment.

The Company’s FDIC insurance expense totaled $3.0 million, $2.9 million and $3.7 million in 2013, 2012 and 2011, respectively. FDIC insurance expense includes deposit insurance assessments as well as Financing Corporation (“FICO”) assessments. All FDIC-insured depository institutions must pay an annual FICO assessment to provide funds for the payment of interest on bonds issued by FICO during the 1980s to resolve the thrift bailout. FDIC-insured depository institutions paid an average of 64 cents for each $100 of assessable deposits in 2013.

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

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the

Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives.

In June 2010, the Federal Reserve Board, OCC and FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risktaking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”) is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The Patriot Act substantially broadened the scope of the U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply various requirements of the Patriot Act to financial institutions such as the Bank. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing, and have significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulations take into account CRA rating when considering approval of a proposed transaction. During its last examination, a rating of “satisfactory” was received by the Bank.

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

The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to either acquire existing banks or to establish new branches in other states where authorized under the laws of those states. Effective July 21, 2011, the Dodd-Frank Act also required that a bank holding company or bank be well-capitalized and well-managed (rather than simply adequately capitalized and adequately managed) in order to take advantage of these interstate banking and branching provisions.

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

The Company is also subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:

•	required executive certification of financial presentation;

•	increased requirements for board audit committees and their members;

•	enhanced disclosures of controls and procedures and internal control over financial reporting;

•	enhanced controls over, and reporting of, insider trading and

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

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

BancFirst Corporation

101 N. Broadway

Oklahoma City, Oklahoma 73102

ATTENTION: Randy Foraker

Executive Vice President

(405) 270-1044

1A. Risk Factors

In the course of conducting our business operations, the Company and our subsidiaries are exposed to a variety of risks that are inherent to the financial services industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us in the current period of significant economic and market disruption. The risks and uncertainties described below are not the only ones facing the Company. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and the risk factors discussed below should not be considered a complete list of potential risks that may affect the Company and our subsidiaries. Further, to the extent that any of the information contained in this report constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Risks Related to Our Business

Changes in economic conditions, especially in the State of Oklahoma, pose significant challenges for us and could adversely affect our financial condition and results of operations.

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

Our results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could have an adverse effect on our deposit levels, loan demand or business earnings. See “Item 1—Business-Supervision and Regulation.” Our profitability is greatly dependent upon our earning a positive interest spread between our loan and securities portfolio, and our funding deposits and borrowings. Changes in the level of interest rates, or a prolonged unfavorable interest rate environment, or a decrease in our level of deposits that increases our cost of funds could negatively affect our profitability and financial condition.

There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

Beginning in the fourth quarter of 2008, the U.S. Government responded to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. The U.S. Treasury, the FDIC and the Federal Reserve Board each have developed programs and facilities, including, among others, the Dodd-Frank Act and other efforts, designed to increase inter-bank lending, improve funding for consumer receivables and restore consumer and counterparty confidence in the banking sector, as more particularly described in “Item 1. Business—Supervision and Regulation.” There can be no assurance as to the impact that any such initiatives or governmental programs will have on the financial markets, including the high levels of volatility and limited credit availability. The failure of these efforts to stabilize the financial markets, the continuation or worsening of current financial market conditions or unintended long-term consequences of these programs or initiatives could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock and other equity and debt securities.

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

The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits and changes among the bank regulatory agencies. Many of these provisions are subject to further study, rulemaking and the discretion of regulatory bodies, such as the Financial Stability Oversight Council, which will regulate the systemic risk of the financial system. While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions with assets over $10 billion and most likely to affect institutions with assets greater than $50 billion, the Dodd-Frank Act also contains many provisions which will affect smaller institutions such as ours in substantial ways. For example, one year after the date of its enactment, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on business checking accounts, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. Compliance with the Dodd-Frank Act’s provisions may curtail our revenue opportunities, increase our operating costs, require us to hold higher levels of regulatory capital or liquidity or both or otherwise adversely affect our business or financial results in the future. Our management continues to actively review the provisions of the Dodd-Frank Act and assess its probable impact on our business, financial condition, and results of operations. However, because many aspects of the Dodd-Frank Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on us at this time.

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

If a significant number of customers fail to perform under their loans, our business, profitability and financial condition would be adversely affected.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose our business to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

Competition with other financial institutions could adversely affect our profitability.

We face vigorous competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions. A portion of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and other banking services that we do not offer. To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies and insurance companies. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market. This competition may reduce or limit our margins on banking and trust services, reduce our market share and adversely affect our results of operations and financial condition.

The Company’s risk-management framework may not be effective in mitigating risk and loss.

The Company maintains an enterprise risk-management program that is designed to identify, quantify, monitor, report and control the risks that it faces. These include interest-rate risk, credit risk, liquidity risk, operational risk, reputational risk and compliance and litigation risk. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk management and related controls will effectively mitigate risk and limit losses in its business. If conditions or circumstances arise that expose flaws or gaps in the Company’s risk-management program or if its controls break down, the performance and value of its business could be adversely affected.

We are subject to liquidity risk.

Liquidity is the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses. Banks are especially vulnerable to liquidity risk because of their role in the transformation of demand or short-term deposits into longer-term loans or other extensions of credit. The Company, like other financial-services companies, relies to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed in the conduct of its business. A number of factors beyond the Company’s control, however, could have a detrimental impact on the level or cost of that funding and thus on its liquidity. These include market disruptions, changes in its credit ratings or the sentiment of its investors, the loss of substantial deposit relationships and reputational damage. Unexpected declines or limits on the dividends declared and paid by the Company’s subsidiaries also could adversely affect its liquidity position. While the Company’s policies and controls are designed to ensure that it maintains adequate liquidity to conduct its business in the ordinary course even in a stressed environment, there can be no assurance that its liquidity position will never become compromised. In such an event, the Company may be required to sell assets at a loss in order to continue its operations. This could damage the performance and value of its business, prompt regulatory intervention, and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened. See “Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk” in Part II, Item 7A for a discussion of how the Company monitors and manages liquidity risk.

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to losses, which could have a material negative effect on our financial condition and results of operations.

Loans secured by real estate have been a large portion of our loan portfolio. At December 31, 2013, this percentage was 67.3% compared to 66.0% at December 31, 2012. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. Although we were not, and are not, involved in subprime lending, the ramifications of the subprime lending crisis and the turmoil in the financial and capital markets that followed have been far-reaching, with real estate values declining and unemployment and bankruptcies rising throughout the nation, including the region we serve. The ability of our borrowers to repay their loans could be adversely impacted by the significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for loan losses. In addition, because multi-family and commercial real estate (“CRE”) loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

We rely heavily on our management team, and the unexpected loss of key managers may adversely affect our operations.

Our success to-date has been strongly influenced by our ability to attract and to retain senior management experienced in banking and financial services. Our ability to retain executive officers and the current management teams of each of our lines of business will continue to be important to the successful implementation of our strategies. We do not have employment or non-compete agreements with these key employees. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

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

If we pursue a future acquisition, our management could spend a significant amount of time and effort identifying and completing the acquisition. If we make a future acquisition, we could issue equity securities which would dilute current stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities, be required to record an impairment of goodwill or any combination of the foregoing.

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

The repeal of federal prohibitions on payment of interest on business checking accounts could increase our Company’s interest expense.

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

Changes in accounting standards could impact the Company’s financial statements and reported earnings.

Accounting standard-setting bodies, such as the Financial Accounting Standards Board, periodically change the financial accounting and reporting standards that affect the preparation of the consolidated financial statements. These changes are beyond the Company’s control and could have a meaningful impact on its consolidated financial statements.

The Company’s management’s selection of accounting methods, assumptions, and estimates could impact its financial statements and reported earnings.

To comply with generally accepted accounting principles, management must sometimes exercise judgment in selecting, determining, and applying accounting methods, assumptions, and estimates. This can arise, for example, in determining the allowance for loan losses or the fair value of assets or liabilities. The judgments required of management can involve difficult, subjective, or complex matters with a high degree of uncertainty, and several different judgments could be reasonable under the circumstances and yet result in significantly different results being reported. See “Critical Accounting Policies and Estimates” in Part II, Item 7. If

management’s judgments later prove to have been inaccurate, we may experience unexpected losses that could be substantial.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

We cannot assure that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors or counterparties participating in the capital markets, or a downgrade of our debt ratings, may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital, and we would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition and results of operations.

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

Our directors and executive officers, as a group, beneficially owned approximately 51% of our outstanding common stock as of February 28, 2014. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to control the outcome of any matter submitted to our stockholders for approval, including the election of directors, which requires only a majority vote. The directors and executive officers may vote to cause us to take actions with which our other stockholders do not agree.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank, a technology and operations center and 98 branches. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties. (See Note 6—“Premises and Equipment, Net” to the Consolidated Financial Statements for further information on the Company’s properties).

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

	Price Range
	High	Low	Cash Dividends Declared
2013
Fourth Quarter	$58.02	$52.01	$0.31
Third Quarter	56.19	46.46	0.31
Second Quarter	47.14	40.11	0.29
First Quarter	43.65	39.13	0.29

2012
Fourth Quarter	$44.90	$40.00	$0.29
Third Quarter	44.00	40.00	0.29
Second Quarter	44.00	36.49	0.27
First Quarter	44.00	37.56	0.27

As of February 28, 2014 there were 307 holders of record of our Common Stock. In addition to the holders of record, there were approximately 4,000 beneficial owners of our Common Stock. The closing price of our Common Stock on February 28, 2014 was $55.03 per share.

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

Stock Repurchases

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2013 there were 194,723 shares remaining that could be repurchased under the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

No purchases were made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2013.

Performance Graph

The Company’s performance graph is incorporated by reference from “Company Performance” contained on the last page of this 10-K report.

Item 6. Selected Financial Data.

The following table sets forth certain historical consolidated financial data as of and for the five years ended December 31, 2013. The historical consolidated financial data has been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes included elsewhere in this report.

	At and for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Income Statement Data
Net interest income	$163,519	$164,815	$156,897	$142,757	$131,304
Provision for loan losses	1,258	3,100	4,515	2,954	10,389
Noninterest income	90,155	87,717	76,961	69,938	66,881
Noninterest expense	171,574	170,428	158,646	144,095	139,117
Net income	54,317	51,900	45,621	42,309	32,609
Balance Sheet Data
Total assets	$6,038,974	$6,022,250	$5,608,825	$5,060,249	$4,416,115
Securities	527,627	562,542	614,977	743,803	416,170
Total loans (net of unearned interest)	3,387,146	3,242,427	3,013,498	2,811,964	2,738,654
Allowance for loan losses	39,034	38,725	37,656	35,745	36,383
Deposits	5,419,519	5,440,830	5,037,735	4,503,754	3,929,016
Long-term borrowings	6,938	9,178	18,476	34,265	—
Junior subordinated debentures.	26,804	26,804	36,083	28,866	26,804
Stockholders’ equity	556,997	519,567	483,041	458,594	430,750
Per Common Share Data
Net income—basic	$3.56	$3.42	$2.99	$2.76	$2.13
Net income—diluted	3.49	3.36	2.93	2.70	2.09
Cash dividends	1.20	1.12	1.04	0.96	0.90
Book value	36.33	34.09	31.95	29.84	28.14
Tangible book value	32.75	30.37	28.07	26.19	25.41
Selected Financial Ratios
Performance ratios:
Return on average assets	0.93%	0.91%	0.85%	0.92%	0.78%
Return on average stockholders’ equity	10.09	10.32	9.65	9.45	7.70
Cash dividends payout ratio	33.73	32.74	34.78	34.78	42.25
Net interest spread	2.89	2.93	2.96	3.06	2.97
Net interest margin	3.04	3.13	3.20	3.37	3.42
Efficiency ratio	67.64	67.49	67.84	67.75	70.20
Balance Sheet Ratios:
Average loans to deposits	62.69%	60.27%	60.64%	67.58%	74.57%
Average earning assets to total assets	92.65	92.73	92.49	92.74	92.56
Average stockholders’ equity to average asset	9.23	8.79	8.85	9.74	10.15
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	0.98%	1.20%	0.76%	1.00%	1.46%
Nonperforming and restructured assets to total assets	0.69	0.81	0.71	1.01	1.13
Allowance for loan losses to total loans	1.15	1.19	1.25	1.27	1.33
Allowance for loan losses to nonperforming and restructured loans	117.60	99.42	163.54	127.25	91.06
Net charge-offs to average loans	0.03	0.07	0.09	0.13	0.30

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis (Dollars in thousands)

	December 31, 2013			December 31, 2012			December 31, 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$3,281,303	$167,345	5.10%	$3,099,888	$169,510	5.47%	$2,893,263	$164,484	5.69%
Securities—taxable	485,158	4,947	1.02	517,103	7,686	1.49	571,193	12,321	2.16
Securities—tax exempt	42,372	1,880	4.44	49,701	2,392	4.81	69,921	2,889	4.13
Federal funds sold and interest-bearing deposits with banks.	1,597,546	4,066	0.25	1,641,366	4,203	0.26	1,410,788	3,585	0.25

Total earning assets	5,406,379	178,238	3.30	5,308,058	183,791	3.46	4,945,165	183,279	3.71

Nonearning assets:
Cash and due from banks.	161,750			144,884			142,256
Interest receivable and other assets	306,360			308,643			295,963
Allowance for loan losses	(38,916)			(37,636)			(36,729)

Total nonearning assets	429,194			415,891			401,490

Total assets	$5,835,573			$5,723,949			$5,346,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$653,893	$643	0.10%	$712,800	$966	0.14%	$709,609	$1,423	0.20%
Savings deposits	1,827,575	4,231	0.23	1,757,331	5,571	0.32	1,633,555	8,981	0.55
Time deposits	799,817	6,705	0.84	864,524	8,713	1.01	921,984	11,467	1.24
Short-term borrowings	4,866	6	0.13	6,898	28	0.40	8,276	58	0.70
Long-term borrowings	9,324	216	2.32	12,323	360	2.92	31,826	882	2.77
Junior subordinated debentures	26,804	1,966	7.34	31,072	2,134	6.87	32,287	2,184	6.76

Total interest-bearing liabilities	3,322,279	13,767	0.41	3,384,948	17,772	0.53	3,337,537	24,995	0.75

Interest-free funds:
Noninterest-bearing deposits.	1,952,582			1,809,102			1,506,371
Interest payable and other liabilities	22,172			26,990			29,755
Stockholders’ equity	538,540			502,909			472,992

Total interest free-funds	2,513,294			2,339,001			2,009,118

Total liabilities and stock-holders’ equity	$5,835,573			$5,723,949			$5,346,655

Net interest income		$164,471			$166,019			$158,284

Net interest spread			2.89%			2.93%			2.96%

Effect of interest free funds . .			0.15%			0.19%			0.24%

Net interest margin			3.04%			3.13%			3.20%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

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

SUMMARY

BancFirst Corporation’s net income for 2013 was $54.3 million, or $3.49 per diluted share, compared to $51.9 million, or $3.36 per diluted share for 2012 and $45.6 million, or $2.93 per diluted share for 2011.

In 2013, net interest income was $163.5 million, compared to $164.8 million in 2012 and $156.9 million in 2011. The Company’s net interest margin was 3.04% for 2013, compared to 3.13% for 2012 and 3.20% for 2011, as interest rates have remained at historically low levels. Provision for loan losses was $1.3 million in 2013 compared to $3.1 million in 2012 and $4.5 million in 2011. The decrease was primarily due to reductions in adversely graded loans. Net charge-offs to average loans for 2013 was 0.03%, compared to 0.07% for 2012 and 0.09% for 2011. Noninterest income totaled $90.2 million in 2013 compared to $87.7 million in 2012 and $77.0 million in 2011. Noninterest expense was $171.6 million in 2013 compared to $170.4 million in 2012 and $158.6 million in 2011.

The Company’s assets at year end 2013 totaled $6.0 billion, compared to $6.0 billion at December 31, 2012 and $5.6 billion at December 31, 2011. Loans totaled $3.4 billion versus $3.2 billion for 2012 and $3.0 billion for 2011. Total deposits were $5.4 billion for 2013 and 2012, and $5.0 billion for 2011. The annual inflow of deposits at both year end 2013 and 2012 were responsible for much of the increase in total assets and total deposits over year end 2011. The Company’s liquidity remained strong as its average loan-to-deposit ratio was 62.7% for 2013, compared to 60.3% for 2012 and 60.6% for 2011. Stockholders’ equity was $557.0 million compared to $519.6 million for 2012 and $483.0 million for 2011. Average stockholders’ equity to average assets was 9.23% at December 31, 2013, compared to 8.79% at December 31, 2012 and 8.85% at December 31, 2011.

Asset quality remained strong. Nonperforming and restructured assets continued on a downward trend, decreasing to 0.69% of total assets at December 31, 2013, compared to 0.81% at December 31, 2012 and 0.71% at December 31, 2011. The allowance for loan losses as a percentage of total loans decreased slightly to 1.15% for 2013 compared to 1.19% for 2012 and 1.25% for 2011.

On January 24, 2014, BancFirst, a wholly-owned subsidiary of BancFirst Corporation, announced that it had entered into a purchase and assumption agreement, without loss sharing, with the Federal Deposit Insurance Corporation (“FDIC”), to assume all of the deposits and purchase certain assets of The Bank of Union, El Reno, Oklahoma (“The Bank of Union”). The Bank of Union was closed on that day by the Oklahoma State Banking Department. At the time of the closing, The Bank of Union had total deposits of approximately $302 million that were assumed by BancFirst. BancFirst initially purchased approximately $121 million of loans, the majority of which were classified as performing, $4.8 million of securities, and only $10,000 of other real estate. Its bid included a discount for the loans purchased and no material amount of gain is expected to be recognized. BancFirst had bid on, but was not awarded, loan pools that were classified as nonperforming by the FDIC. The acquisition is not expected to have a material effect on the Company’s consolidated financial statements.

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

In November 2009, the FDIC issued a rule that required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. In June 2013, the Company received a refund of $9.6 million for overpayment of this assessment.

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of three to eighteen years. Mortgage servicing rights are amortized based on current prepayment assumptions. Goodwill is not amortized, but is evaluated at a reporting unit level at least annually for impairment or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets, excluding mortgage servicing rights, are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the statement of comprehensive income. Mortgage servicing rights are adjusted to fair value quarterly, if impaired.

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

The evaluation of intangible assets and goodwill for the years ended December 31, 2013, 2012 and 2011 resulted in no impairments.

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

The estimates of fair values of securities and other financial instruments are based on a variety of factors. In some cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

Future Application of Accounting Standards

See Note (1) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Segment Information

See Note (22) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s operating business segments.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, decreased in 2013 by $1.3 million, to a total of $163.5 million, compared to an increase of $7.9 million in 2012 and an increase of $14.1 million in 2011. In 2013, net interest income decreased slightly due to lower loan rates offset by lower deposit rates and increased loan volume. In 2012, net interest income increased due primarily to higher loan volume and lower deposit rates. In 2011, $12.0 million of the increase in net interest income was related to the Company’s acquisitions made in the latter part of 2010 and during 2011.

Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin was 3.04% for 2013, compared to 3.13% for 2012 and 3.20% for 2011. Net interest margin has decreased in recent years due to continued historically low interest rates and the maturity or pay down of higher-yielding earning assets.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2013 and 2012. If interest rates and/or earning asset volume do not increase, management would expect its net interest margin to continue to compress in 2014 as higher yielding loans and securities mature and are replaced at current market rates.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2013			Change in 2012
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$(2,165)	$9,901	$(12,066)	$5,026	$12,718	$(7,692)
Investments—taxable	(2,739)	(582)	(2,157)	(4,635)	(11)	(4,624)
Investments—tax exempt	(512)	(353)	(159)	(497)	(288)	(209)
Interest-bearing deposits with banks and Federal funds sold	(137)	(123)	(14)	618	637	(19)

Total interest income	(5,553)	8,843	(14,396)	512	13,056	(12,544)

Interest Expense:
Transaction deposits	(323)	(151)	(172)	(457)	(269)	(188)
Savings deposits	(1,340)	(1,036)	(304)	(3,410)	(2,424)	(986)
Time deposits	(2,008)	616	(2,624)	(2,754)	2,780	(5,534)
Short-term borrowings	(21)	(8)	(13)	(30)	(5)	(25)
Long-term borrowings	(144)	(89)	(55)	(522)	(519)	(3)
Junior subordinated debentures	(168)	(297)	129	(50)	(77)	27

Total interest expense	(4,004)	(965)	(3,039)	(7,223)	(514)	(6,709)

Net interest income	$(1,549)	$9,808	$(11,357)	$7,735	$13,570	$(5,835)

(1)	The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

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

The Analysis of Interest Rate Sensitivity presents the Company’s earning assets and interest-bearing liabilities based on maturity and repricing frequency at December 31, 2013. The Company’s cumulative negative gap position in the one year interval decreased to $57 million at December 31, 2013 from $65 million at December 31, 2012, and decreased as a percentage of total earning assets to 1.0% from 1.2% at December 31, 2013 and 2012, respectively. This negative gap position assumes that the Company’s core savings and transaction deposits are immediately rate sensitive. In a falling rate or sustained low rate environment, the benefit of the Company’s noninterest-bearing funds is decreased, resulting in a decrease in the Company’s net interest margin over time.

ANALYSIS OF INTEREST RATE SENSITIVITY

December 31, 2013

	Interest Rate Sensitive		Noninterest Rate Sensitive
	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
EARNING ASSETS
Loans	$451,375	$584,239	$1,219,113	$1,132,419	$3,387,146
Securities	176,465	164,874	140,979	45,309	527,627
Federal funds sold and interest-bearing deposits	1,660,988	—	—	—	1,660,988

Total	$2,288,828	$749,113	$1,360,092	$1,177,728	$5,575,761

FUNDING SOURCES
Noninterest-bearing demand deposits (1)	$—	$—	$—	$1,646,666	$1,646,666
Savings and transaction deposits	2,559,572	—	—	—	2,559,572
Time deposits of $100 or more	71,663	157,632	125,759	—	355,054
Time deposits under $100	96,479	197,944	124,717	—	419,140
Short-term borrowings	4,590	—	—	—	4,590
Long-term borrowings	4,938	2,000	—	—	6,938
Junior subordinated debentures	—	—	—	26,804	26,804
Stockholders’ equity	—	—	—	556,997	556,997

Total	$2,737,242	$357,576	$250,476	$2,230,467	$5,575,761

Interest sensitivity gap	$(448,414)	$391,537	$1,109,616	$(1,052,739)
Cumulative gap	$(448,414)	$(56,877)	$1,052,739	$—
Cumulative gap as a percentage of total earning assets	(8.0)%	(1.0)%	18.9%	—%

(1)	Represents the amount of demand deposits required to support earning assets in excess of interest-bearing liabilities and stockholders’ equity.

Provision for Loan Losses

The Company’s provision for loan losses was $1.3 million for 2013, compared to $3.1 million for 2012 and $4.5 million for 2011. The decrease in the provision for loan losses during the last two years reflects a decreasing trend in the level of adversely graded loans. During 2011, $1.7 million of the increase in the provision for loan losses was related to the Company’s bank acquisitions made in the latter part of 2010 and 2011. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $949,000 for 2013 compared to $2.0 million for 2012 and $2.6 million for 2011. The net charge-offs equated to 0.03%, 0.07% and 0.09% of average loans for 2013, 2012 and 2011, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans (Including Acquired Loans).”

Noninterest Income

Noninterest income was $90.2 million in 2013 versus $87.7 million in 2012 and $77.0 million in 2011. Total noninterest income increased $2.4 million in 2013, or 2.8%. This compares to an increase of $10.7 million in

2012, or 14.0%, and an increase of $7.1 million, or 10.0%, in 2011. For 2013 the increases in revenues were due to increases in service charge revenue as a result of increases in deposits, trust revenue and insurance commissions. For 2012, the increases in revenues were primarily from the pretax securities gain from the sale of an investment by Council Oak Investment Corporation. In addition, revenues from trust services, deposit revenues and insurance commissions increased in 2012. For 2011, the Company’s bank acquisitions made in the latter part of 2010 and 2011 increased noninterest income by approximately $3.3 million. In addition, noninterest income increased in 2011 due to a securities gain of $1.3 million on the sale of an investment made by Council Oak Investment Corporation, higher revenues from trust services, deposit revenues and insurance commissions. The Company’s operating noninterest income has increased in each of the last five years due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth.

The Company had fees from debit card usage totaling $18.1 million, $16.5 million and $15.1 million for the years 2013, 2012 and 2011, respectively. The Dodd-Frank Act has given the Federal Reserve the authority to establish rules regarding debit card interchange fees charged for electronic debit transactions by payment card issuers. Because of the uncertainty as to any future rulemaking by the Federal Reserve and the inability to forecast competitive responses, the Company cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of revenue from debit card usage reported in future periods.

The Company recognized a net gain on the sale of securities of $0.4 million in 2013, $4.9 million in 2012 and $1.6 million in 2011, due primarily to investment sales made by Council Oak Investment Corporation in 2012 and 2011. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. The Company has the ability and intent to hold securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost.

The Company earned $2.3 million on the sale of loans in 2013 compared to $2.8 million in 2012 and $2.0 million in 2011. Activity in the secondary mortgage market decreased in 2013 after increasing in recent years due to higher volumes of refinancing in the historically low interest rate environment.

Noninterest Expense

Total noninterest expense increased by $1.1 million, or 0.7% to $171.6 million for 2013. This compares to increases of $11.8 million, or 7.4%, for 2012, and $14.6 million, or 10.1%, for 2011. The increase in noninterest expense during 2013 primarily related to an increase in salaries and benefits of approximately $2.6 million, partially offset by a decrease in other real estate owned expense of $1.1 million. The increase in noninterest expense during 2012 primarily related to an increase in salaries and benefits of approximately $7.3 million and merger related costs of approximately $1.6 million. The increase in noninterest expense during 2011 was primarily related to the Company’s bank acquisitions made in the latter part of 2010 and 2011, which added approximately $10.1 million of noninterest expense. Other factors were an increase in salaries and benefits excluding acquisitions of approximately $2.6 million, write downs on other real estate owned of $1.7 million, and merger related expenses of approximately $884,000, partially offset by a gain on the sale of other real estate owned of approximately $1.1 million.

Noninterest expense included deposit insurance expense which totaled $3.0 million for the year ended December 31, 2013, compared to $2.9 million for the year ended December 31, 2012 and $3.7 million for the year ended December 31, 2011. The decrease in deposit insurance expense was primarily related to the change in the deposit insurance assessment base and a change in the method by which the assessment rate is determined, which became effective in 2011.

Income Taxes

Income tax expense totaled $26.5 million in 2013, compared to $27.1 million in 2012 and $25.1 million in 2011. The effective tax rates for 2013, 2012 and 2011 were 32.8%, 34.3% and 35.5%, respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits, and state tax expense. The Company’s effective tax rate decreased in 2013 and 2012 due to increased federal tax credits allowed for those years.

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

The amount of cash, federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing, and the Company’s requirements for liquidity, operating cash and reserves, available yields, and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of December 31, 2013 decreased $88.3 million from December 31, 2012 and increased $149.4 million from December 31, 2011. The decrease for 2013 was due to a decrease in year end deposit balances and an increase in loans. The increase in 2012 was primarily due to an increase in deposits.

Securities

For the year ended December 31, 2013, total securities decreased $34.9 million, or 6.2%, to $527.6 million. This compares to a decrease of $52.4 million, or 8.5% in 2012 and a decrease of $128.8 million, or 17.3% in 2011. The decreases were the result of historically low yields on U.S. Treasury and federal agency securities and the Company’s decision to not reinvest maturing securities by purchasing longer term fixed rate securities at such low yields. Securities available for sale represented 97.7% of the total securities portfolio at December 31, 2013, compared to 97.1% at December 31, 2012 and 96.3% at December 31, 2011. Securities available for sale had a net unrealized gain of $6.0 million at December 31, 2013, compared to a net unrealized gain of $9.7 million at December 31, 2012 and a net unrealized gain of $14.6 million at December 31, 2011. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $3.9 million, $6.3 million and $9.4 million for December 31, 2013, 2012 and 2011 respectively.

SECURITIES

	December 31
	2013	2012	2011
	(Dollars in thousands)
Held for Investment (at amortized cost)
U.S. Treasury, other federal agencies and mortgage-backed securities	$607	$781	$997
States and political subdivisions	11,379	15,635	21,480

Total	$11,986	$16,416	$22,477

Estimated fair value	$12,094	$16,689	$22,958

Available for Sale (at estimated fair value)
U.S. Treasury, other federal agencies and mortgage-backed securities	$449,824	$475,968	$517,629
States and political subdivisions	50,334	56,767	62,709
Other securities	15,483	13,391	12,162

Total	$515,641	$546,126	$592,500

Total Securities	$527,627	$562,542	$614,977

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. As of December 31, 2013, the Company had net unrealized gains largely due to decreases in market interest rates from the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Furthermore, as of December 31, 2013, management also had the ability and intent to hold all securities classified as available for sale with an unrealized loss for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2013, management believes the impairments were temporary and no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

MATURITY DISTRIBUTION OF SECURITIES

The following maturity distribution of securities table summarizes the weighted average maturity and weighted average taxable equivalent yields of the securities portfolio at December 31, 2013. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represent 78.9% of the total portfolio.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
U.S. Treasury other federal agencies and mortgage-backed securities	$6	4.29%	$576	4.50%	$24	7.19%	$1	4.60%	$607	4.61%
State and political subdivisions	3,640	3.31	7,214	3.82	525	6.48	—	—	11,379	3.78

Total	$3,646	3.31	$7,790	3.87	$549	6.52	$1	4.60	$11,986	3.83

Percentage of total	30.4%		65.0%		4.6%		—%		100.0%

Available for Sale
U.S. Treasury other federal agencies and mortgage-backed securities	$207,614	0.71%	$164,920	0.97%	$55,276	0.96%	$22,014	1.12%	$449,824	0.86%
State and political subdivisions	1,702	3.59	27,186	3.03	12,681	5.09	8,765	6.22	50,334	4.12
Other securities	—	—	3,465	1.76	—	—	12,018	4.55	15,483	3.93

Total	$209,316	0.74	$195,571	1.27	$67,957	1.73	$42,797	3.12	$515,641	1.27

Percentage of total	40.6%		37.9%		13.2%		8.3%		100.0%

Total securities	$212,962	0.78%	$203,361	1.37%	$68,506	1.77%	$42,798	3.12%	$527,627	1.33%

Percentage of total. . .	40.4%		38.5%		13.0%		8.1%		100.0%

* Yield on a taxable equivalent basis

Loans (Including Acquired Loans)

The Company has historically generated loan growth from both internal originations and bank acquisitions. Total loans increased $144.7 million, or 4.5%, to $3.4 billion in 2013 compared to an increase of $228.9 million, or 7.6%, in 2012 and an increase of $201.5 million, or 7.2% in 2011. Loans increased in 2013 and 2012 due to internal growth. Loans increased in 2011 due to both bank acquisitions and internal growth. The Company added loans from bank acquisitions of approximately $108.2 million in 2011.

Composition

The Company’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in light manufacturing, retail and service industries. Consumer loans were comprised primarily of loans to individuals for automobiles. The Company did not have any credit card receivables at year end 2013, 2012 or 2011 and does not expect to engage in this type of activity.

Loans secured by real estate, including farmland, multifamily, commercial, one to four family residential and construction and development loans, have been a large portion of the Company’s loan portfolio. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards.

LOANS BY CATEGORY

	December 31,
	2013		2012		2011		2010		2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$857,771	25.33%	$849,894	26.22%	$796,349	26.43%	$777,576	27.65%	$733,386	26.76%
Real estate—construction	284,808	8.41	226,102	6.97	207,953	6.90	230,367	8.19	201,704	7.37
Real estate—one to four family	703,903	20.78	669,230	20.64	655,134	21.74	608,786	21.65	569,592	20.80
Real estate—farmland, multifamily and commercial	1,290,076	38.08	1,244,199	38.37	1,101,731	36.56	921,958	32.79	881,495	32.19
Consumer	250,588	7.40	253,002	7.80	252,331	8.37	273,277	9.72	352,477	12.88

Total	$3,387,146	100.00%	$3,242,427	100.00%	$3,013,498	100.00%	$2,811,964	100.00%	$2,738,654	100.00%

MATURITY AND RATE SENSITIVITY OF LOANS

The following table presents the Maturity and Rate Sensitivity of Loans at December 31, 2013, for commercial, financial and other loans, and real estate loans, excluding one to four family residential loans and consumer loans. Approximately 36% of the commercial real estate and other commercial loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, approximately 57% of the commercial real estate and other commercial loans had adjustable interest rates at December 31, 2013.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and other	$429,735	$334,996	$93,040	$857,771
Real estate—construction	208,847	41,675	34,286	284,808
Real estate—farmland, multifamily and commercial (excluding loans secured by 1 to 4 family residential properties)	247,609	478,794	563,673	1,290,076

Total	$886,191	$855,465	$690,999	$2,432,655

Loans with predetermined interest rates	$350,828	$493,815	$202,089	$1,046,732
Loans with adjustable interest rates	535,363	361,650	488,910	1,385,923

Total	$886,191	$855,465	$690,999	$2,432,655

Percentage of total	36.4%	35.2%	28.4%	100.0%

During 2009 the Company set rate floors on the majority of its adjustable rate loans. At December 31, 2013 approximately 81% of the adjustable rate loan portfolio was at the floor rate. Short-term rates would have to increase approximately 100 basis points before these loans would experience an increase in rate.

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Assets

During 2013, nonperforming and restructured assets decreased $6.9 million to $41.6 million. This compares to an increase of $8.9 million for 2012 and a decrease of $11.6 million for 2011. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.69%, 0.81% and 0.71% of total assets at December 31, 2013, 2012 and 2011, respectively.

Nonaccrual loans have decreased each of the last four years from $37.1 million at the end of 2009 to $14.4 million at the end of 2013. The decreases in 2010 and 2011 were primarily due to the transfer of several commercial properties from nonaccrual loans to other real estate owned. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding was approximately $1.5 million at December 31, 2013, $1.3 million at December 31, 2012 and $1.1 million at December 31, 2011. Only a small amount of this interest is expected to be ultimately collected.

Restructured loans were virtually unchanged for 2013 and increased $16.8 million in 2012 primarily due to the deferral of principal payments on one commercial real estate loan with a balance of approximately $18.0 million. This loan was evaluated by management and determined to be well collateralized. Additionally, none of the concessions granted involved a principal reduction or a change from the current market rate of interest. The value of the collateral will be monitored to evaluate possible impairment of the loan. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for loan losses. At December 31, 2013, the allowance for loan losses as a percentage of nonperforming and restructured loans was 117.6%, compared to 99.4%, at the end of 2012 and 163.5% at the end of 2011. The level of nonperforming loans and loan losses could rise over time as a result of adverse economic conditions.

Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write downs arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for loan losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense. Other real estate owned and repossessed assets have decreased each of the last three years as shown in the following table. The decrease in 2013 was due to sales and decreases in value of properties. The decrease in 2012 was due in part to the sale of a commercial real estate property valued at $3.5 million. The decrease in 2011 was due in part to the sale of one nonperforming commercial real estate property valued at $6.9 million, sold at a sheriff’s sale, which fully recovered the principal balance and the interest due on the related loan.

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2013	2012	2011	2010	2009
		(Dollars in thousands)
Past due 90 days or more and still accruing	$1,179	$537	$798	$1,096	$853
Nonaccrual	14,390	20,549	21,187	26,701	37,133
Restructured	17,624	17,866	1,041	294	1,970

Total nonperforming and restructured loans	33,193	38,952	23,026	28,091	39,956
Other real estate owned and repossessed assets	8,386	9,566	16,640	23,179	9,881

Total nonperforming and restructured assets	$41,579	$48,518	$39,666	$51,270	$49,837

Nonperforming and restructured loans to total loans	0.98%	1.20%	0.76%	1.00%	1.46%

Nonperforming and restructured assets to total assets	0.69%	0.81%	0.71%	1.01%	1.13%

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $6.2 million, $5.3 million and $25.6 million of these loans at December 31, 2013, 2012 and 2011, respectively. Potential problem loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

The allowance for loan losses is management’s estimate of the probable losses incurred in the Company’s loan portfolio through the balance sheet date. Management’s process for determining the amount of the allowance for loan losses is described under Critical Accounting Policies and Estimates. The balance of the allowance for loan losses has increased in each of the past three years, but has decreased as a percentage of total loans. At December 31, 2013, the Company’s allowance for loan losses represented 1.15% of total loans, compared to 1.19% at December 31, 2012 and 1.25% at December 31, 2011. The overall credit quality of the Company’s loan portfolio has stabilized, and net charge-offs have declined in each of the last three years from $3.6 million for 2010 to $949,000 for 2013. The amount of net loan charge-offs is relatively low, equating to 0.03%, 0.07% and 0.09% of average total loans for the years ended December 31, 2013, 2012 and 2011, respectively. Although the national economy and the credit markets are slowly improving, if unforeseen adverse changes occur, it would be reasonable to expect that the allowance for loan losses would increase in future periods.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$38,725	$37,656	$35,745	$36,383	$34,290

Charge-offs:
Commercial	(389)	(669)	(925)	(584)	(4,940)
Real estate	(426)	(1,228)	(1,292)	(2,851)	(2,182)
Consumer	(687)	(652)	(822)	(689)	(1,008)
Other	(58)	(95)	(58)	(56)	(823)

Total charge-offs	(1,560)	(2,644)	(3,097)	(4,180)	(8,953)

Recoveries:
Commercial	259	149	134	151	172
Real estate	106	211	169	141	137
Consumer	214	195	131	185	252
Other	32	58	59	111	96

Total recoveries	611	613	493	588	657

Net charge-offs	(949)	(2,031)	(2,604)	(3,592)	(8,296)
Provision charged to operations	1,258	3,100	4,515	2,954	10,389

Balance at end of period	$39,034	$38,725	$37,656	$35,745	$36,383

Average loans	$3,281,303	$3,099,888	$2,893,263	$2,761,986	$2,749,544

Total loans	$3,387,146	$3,242,427	$3,013,498	$2,811,964	$2,738,654

Net charge-offs to average loans	0.03%	0.07%	0.09%	0.13%	0.30%

Allowance to total loans	1.15%	1.19%	1.25%	1.27%	1.33%

Allocation of the allowance by category of loans:
Commercial, financial and other	$9,748	$9,823	$9,703	$10,558	$9,789
Real estate—construction	4,796	4,781	4,229	3,884	3,447
Real estate—mortgage	21,685	21,272	20,741	18,060	18,533
Consumer	2,805	2,849	2,983	3,243	4,614

Total	$39,034	$38,725	$37,656	$35,745	$36,383

Percentage of loans in each category to total loans:
Commercial, financial and other	24.97%	25.36%	25.77%	29.54%	26.90%
Real estate—construction	12.29	12.35	11.23	10.86	9.47
Real estate—mortgage	55.55	54.93	55.08	50.52	50.95
Consumer	7.19	7.36	7.92	9.08	12.68

Total	100.00%	100.00%	100.00%	100.00%	100.00%

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $2.3 million at December 31, 2013 and $2.8 million at December 31, 2012, while the acquired loans outstanding were $65.9 million and $108.5 million, respectively. The decrease in the credit component for 2013 was due primarily to loan payoffs and loan restructurings.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $54.8 million, $56.6 million and $58.8 million at December 31, 2013, 2012 and 2011, respectively. The increase in 2011 was due to the acquisition of one community bank.

Other assets include the cash surrender value of key-man life insurance policies and prepaid FDIC deposit insurance premiums. The balance of cash surrender value of key-man life insurance policies was $62.1 million, $59.9 million and $57.4 million at December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the Company is no longer required to prepay FDIC insurance premiums and received a refund of $9.6 million in 2013 for overpayment of the prior assessment. The balance of prepaid FDIC insurance was $9.7 million and $12.3 million at December 31, 2012 and 2011, respectively.

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

Historically, the Bank is more liquid than its peers. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2014, the Bank had approximately $65.7 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2013, the Bank declared four common stock dividends totaling $19.1 million and two preferred stock dividends totaling $1.9 million.

Deposits

Total deposits decreased $21.3 million to $5.4 billion, a decrease of 0.4% in 2013, compared to an increase of $403.1 million or 8.0%, in 2012, and $534.0 million or 11.9%, in 2011. However, average deposits increased in 2013. Total deposits at year end 2012 were higher due to internal growth in deposits throughout the year and an annual influx of funds at the end of the year. The increase in deposits during 2011 was due to acquisitions and internal growth. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 93.5%, 92.8% and 91.8% in 2013, 2012 and 2011, respectively. Noninterest-bearing deposits to total deposits were 38.5% at December 31, 2013, compared to 37.1% at December 31, 2012 and 33.8% at December 31, 2011.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2013	2012	2011	2010	2009
		(Dollars in thousands)
Average Balances
Demand deposits	$1,952,582	$1,809,102	$1,506,371	$1,211,712	$1,054,291
Interest-bearing transaction deposits	653,893	712,800	709,609	612,442	518,914
Savings deposits	1,827,575	1,757,331	1,633,555	1,424,252	1,228,697
Time deposits under $100	435,219	473,942	499,707	446,799	504,931

Total core deposits	4,869,269	4,753,175	4,349,242	3,695,205	3,306,833
Time deposits of $100 or more	364,598	390,582	422,277	391,790	395,438

Total deposits	$5,233,867	$5,143,757	$4,771,519	$4,086,995	$3,702,271

PERCENTAGE OF TOTAL AVERAGE DEPOSITS AND AVERAGE RATES PAID

	2013		2012		2011		2010		2009
	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Demand deposits	37.31%		35.17%		31.57%		29.65%		28.47%
Interest-bearing transaction deposits	12.49	0.10%	13.87	0.14%	14.87	0.20%	14.99	0.23%	14.02	0.23%
Savings deposits	34.92	0.23	34.16	0.32	34.24	0.55	34.85	0.86	33.19	1.26
Time deposits under $100	8.31	0.76	9.21	0.96	10.47	1.21	10.93	1.49	13.64	2.26

Total core deposits	93.03		92.41		91.15		90.42		89.32
Time deposits of $100 or more	6.97	0.94	7.59	1.08	8.85	1.29	9.58	1.49	10.68	2.19

Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%

Average rate paid on interest- bearing deposits		0.35%		0.46%		0.67%		0.91%		1.36%

MATURITY OF TIME DEPOSITS

The following table shows the maturity of time deposits of $100,000 or more:

December 31, 2013
(Dollars in thousands)
Three months or less	$71,663
Over three months through six months	65,258
Over six months through twelve months	92,374
Over twelve months	125,759

Total	$355,054

At December 31, 2013, 64.6% of the Company’s time deposits of $100,000 or more mature in one year or less.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $4.6 million at December 31, 2013, compared to $4.6 million at December 31, 2012 and $8.3 at December 31, 2011.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $558.9 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2013, the Company had the ability to draw up to $65.0 million on the FHLB line of credit based on FHLB stock holdings of $1.2 million. Long-term borrowings at December 31, 2013, 2012 and 2011 included $6.9 million, $9.2 million and $18.5 million, respectively of advances outstanding that were assumed mostly from acquired banks. The advances mature at varying dates through 2014 and had rates between 0.3% and 3.4%.

Capital Resources

Stockholders’ equity totaled $557.0 million at December 31, 2013, compared to $519.6 million at December 31, 2012 and $483.0 million at December 31, 2011. In addition to net income of $54.3 million, other changes in stockholders’ equity during the year ended December 31, 2013 included $5.2 million related to stock option exercises and $1.4 million related to stock-based compensation, that were partially offset by $18.3 million in dividends, $2.7 million of common stock acquired and canceled, and a $2.4 million decrease in other comprehensive income. The Company’s average stockholders’ equity to average assets for 2013 was 9.23%, compared to 8.79% for 2012 and 8.85% for 2011. At December 31, 2013, the Company’s leverage ratio was 8.77%, its Tier 1 capital ratio was 13.83%, and its total risk-based capital ratio was 14.85%; compared to minimum requirements of 3%, 4% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels. Junior subordinated debentures are included in BancFirst Corporation’s Tier I capital.

In June 2012, the Company redeemed $9.3 million of junior subordinated debentures that had been assumed in acquisitions.

See Note (15) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2013 there were 194,723 shares remaining that could be repurchased under the SRP. For the year ended December 31, 2013, the Company repurchased 40,241 shares of its common stock for $1.6 million at an average price of $40.88 per share under the SRP. For the year ended December 31, 2012, the Company repurchased 6,787 shares of its common stock for $255,900 at an average price of $37.70 per share and for the year ended December 31, 2011, the Company repurchased 302,149 shares of its common stock for $10.8 million at an average price of $35.74 per share.

See Note (11) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Junior Subordinated Debentures.

Future dividend payments will be determined by the Company’s Board of Directors considering of the earnings, financial condition and capital needs of the Company and the Bank, applicable governmental policies and regulations, and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2014.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

CONTRACTUAL OBLIGATIONS

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations, by payment due period, as of December 31, 2013.

	Payment Due By Period
	Less Than One Year	1 to 3 Years	3 to 5 Years	Over Five Years	Indeterminate Maturity	Total
			(Dollars in Thousands)
Junior subordinated debentures (1)	$1,872	$3,744	$3,744	$54,542	$—	$63,902
Operating lease payments	743	1,161	416	656	—	2,976
Long-term borrowings	6,938	—	—	—	—	6,938
Time deposits	524,822	168,244	80,971	157	—	774,194

Total contractual cash obligations	$534,375	$173,149	$85,131	$55,355	$—	$848,010

(1)	Includes principal and interest

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

As of December 31, 2013, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 3.37% and 8.41%, respectively, relative to the base case over the next 12 months. Conversely, the model simulation projected that a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.28% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2013 was considered to be remote given prevailing interest rate levels.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2013.

	Avg. Rate	Expected Maturity / Principal Repayments at December 31,						Balance	Fair Value
		2014	2015	2016	2017	2018	Thereafter
	(Dollars in thousands)
Interest Sensitive Assets
Loans	5.10%	$1,684,672	$473,334	$432,885	$285,939	$271,556	$238,760	$3,387,146	$3,403,974
Securities	1.29	212,962	45,654	113,592	37,525	6,590	111,304	527,627	527,735
Federal funds sold and interest-bearing deposits	0.25	1,660,988	—	—	—	—	—	1,660,988	1,660,988
Interest Sensitive Liabilities
Savings and transaction deposits	0.20	2,559,572	—	—	—	—	—	2,559,572	2,538,040
Time deposits	0.84	524,822	119,599	48,645	38,001	42,970	157	774,194	776,128
Short-term borrowings	0.13	4,590	—	—	—	—	—	4,590	4,590
Long-term borrowings	2.32	6,938	—	—	—	—	—	6,938	6,908
Junior subordinated debentures	7.34	—	—	—	—	—	26,804	26,804	29,259
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	1,654
Letters of credit		—	—	—	—	—	—	—	459

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

BancFirst Corporation

Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheet of BancFirst Corporation (the Company) as of December 31, 2013, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancFirst Corporation as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancFirst Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Oklahoma City, Oklahoma

March 14, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BancFirst Corporation

We have audited the accompanying consolidated balance sheet of BancFirst Corporation (an Oklahoma corporation) and Subsidiaries (collectively, the Company) as of December 31, 2012, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flow for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancFirst Corporation and Subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

March 18, 2013

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2013	2012
ASSETS
Cash and due from banks	$196,547	$213,103
Interest-bearing deposits with banks	1,660,988	1,732,045
Federal funds sold	—	700
Securities (fair value: $527,735 and $562,815, respectively)	527,627	562,542
Loans:
Total loans (net of unearned interest)	3,387,146	3,242,427
Allowance for loan losses	(39,034)	(38,725)

Loans, net	3,348,112	3,203,702
Premises and equipment, net	117,862	115,503
Other real estate owned	8,149	9,227
Intangible assets, net	10,273	12,083
Goodwill	44,545	44,545
Accrued interest receivable and other assets	124,871	128,800

Total assets	$6,038,974	$6,022,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$2,085,753	$2,016,832
Interest-bearing	3,333,766	3,423,998

Total deposits	5,419,519	5,440,830
Short-term borrowings	4,590	4,571
Long-term borrowings	6,938	9,178
Accrued interest payable and other liabilities	24,126	21,300
Junior subordinated debentures	26,804	26,804

Total liabilities	5,481,977	5,502,683

Commitments and contingent liabilities (Note 19)
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par; 20,000,000 shares authorized; shares issued and outstanding: 15,333,622 and 15,242,308, respectively	15,334	15,242
Capital surplus	88,803	82,401
Retained earnings	448,953	415,607
Accumulated other comprehensive income, net of income tax of $2,103 and $3,400, respectively	3,907	6,317

Total stockholders’ equity	556,997	519,567

Total liabilities and stockholders’ equity	$6,038,974	$6,022,250

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
INTEREST INCOME
Loans, including fees	$167,051	$169,143	$164,108
Securities:
Taxable	4,947	7,686	12,321
Tax-exempt	1,222	1,555	1,878
Federal funds sold	2	2	48
Interest-bearing deposits with banks	4,064	4,201	3,537

Total interest income	177,286	182,587	181,892

INTEREST EXPENSE
Deposits	11,579	15,250	21,871
Short-term borrowings	6	28	58
Long-term borrowings	216	360	882
Junior subordinated debentures	1,966	2,134	2,184

Total interest expense	13,767	17,772	24,995

Net interest income	163,519	164,815	156,897
Provision for loan losses	1,258	3,100	4,515

Net interest income after provision for loan losses	162,261	161,715	152,382

NONINTEREST INCOME
Trust revenue	8,072	7,315	6,672
Service charges on deposits	52,450	46,492	42,683
Securities transactions	420	4,915	1,598
Income from sales of loans	2,306	2,773	2,015
Insurance commissions	14,094	12,626	10,457
Cash management	6,250	7,504	7,430
Gain on sale of other assets	293	374	3
Other	6,270	5,718	6,103

Total noninterest income	90,155	87,717	76,961

NONINTEREST EXPENSE
Salaries and employee benefits	102,165	99,535	92,231
Occupancy and fixed assets expense, net	10,635	10,576	10,128
Depreciation	9,412	9,013	8,014
Amortization of intangible assets	1,665	1,827	1,668
Data processing services	4,785	4,822	4,942
Net expense from other real estate owned	434	1,547	958
Marketing and business promotion	6,652	7,327	6,552
Deposit insurance	3,003	2,949	3,674
Other	32,823	32,832	30,479

Total noninterest expense	171,574	170,428	158,646

Income before taxes	80,842	79,004	70,697
Income tax expense	26,525	27,104	25,076

Net income	$54,317	$51,900	$45,621

NET INCOME PER COMMON SHARE
Basic	$3.56	$3.42	$2.99

Diluted	$3.49	$3.36	$2.93

OTHER COMPREHENSIVE INCOME
Unrealized (losses) gains on securities, net of tax of $1,249, $719 and $(763), respectively	$(2,321)	$(1,334)	$1,367
Reclassification adjustment for gains included in net income, net of tax of $48, $965 and $230, respectively	(89)	(1,793)	(428)

Other comprehensive (loss) income, net of tax of $1,297, $1,684 and $(533), respectively	(2,410)	(3,127)	939

Comprehensive income	$51,907	$48,773	$46,560

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period.	15,242,308	$15,242	15,117,430	$15,118	15,368,717	$15,369
Shares issued.	157,155	158	131,665	131	50,862	51
Shares acquired and canceled.	(65,841)	(66)	(6,787)	(7)	(302,149)	(302)

Issued at end of period	15,333,622	$15,334	15,242,308	$15,242	15,117,430	$15,118

CAPITAL SURPLUS
Balance at beginning of period		$82,401		$77,462		$73,040
Common stock issued		3,590		2,139		990
Tax effect of stock options		1,452		1,270		357
Stock-based compensation arrangements		1,360		1,530		3,075

Balance at end of period		$88,803		$82,401		$77,462

RETAINED EARNINGS
Balance at beginning of period		$415,607		$381,017		$361,680
Net income		54,317		51,900		45,621
Dividends on common stock ($1.20, $1.12 and $1.04 per share, respectively)		(18,327)		(17,061)		(15,787)
Common stock acquired and canceled		(2,644)		(249)		(10,497)

Balance at end of period		$448,953		$415,607		$381,017

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period		$6,317		$9,444		$8,505
Net change		(2,410)		(3,127)		939

Balance at end of period		$3,907		$6,317		$9,444

Total stockholders’ equity		$556,997		$519,567		$483,041

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,317	$51,900	$45,621
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	1,258	3,100	4,515
Depreciation and amortization	11,077	10,840	9,682
Net amortization of securities premiums and discounts	1,563	1,401	3,907
Realized securities gains	(420)	(4,915)	(1,598)
Gain on sales of loans	(2,306)	(2,773)	(2,015)
Cash receipts from the sale of loans originated for sale	200,946	231,802	166,254
Cash disbursements for loans originated for sale	(193,853)	(230,666)	(164,665)
Deferred income tax benefit	(483)	(689)	(5,282)
Gain on other assets	(790)	(232)	(1,060)
Decrease in interest receivable	284	2,686	3,874
Decrease in interest payable	(375)	(540)	(595)
Amortization of stock-based compensation arrangements	1,360	1,530	3,075
Other, net	5,512	(3,148)	697

Net cash provided by operating activities	78,090	60,296	62,410

INVESTING ACTIVITIES
Net cash and due from banks provided by acquisitions	—	—	27,741
Net decrease/(increase) in federal funds sold	700	(300)	40,807
Purchases of held for investment securities	(902)	(2,525)	(6,400)
Purchases of available for sale securities	(157,139)	(106,759)	(286,186)
Proceeds from maturities, calls and paydowns of held for investment securities	5,816	8,616	5,932
Proceeds from maturities, calls and paydowns of available for sale securities	181,769	145,740	393,526
Proceeds from sales of available for sale securities	521	6,025	61,668
Purchases of loans	(66,587)	(29,380)	(41,395)
Proceeds from sales of loans	88,166	49,385	9,458
Net other increase in loans	(174,915)	(252,905)	(63,956)
Purchases of premises, equipment and computer software	(13,896)	(13,438)	(16,380)
Proceeds from the sale of other assets	5,389	9,651	15,588

Net cash (used in) provided by investing activities	(131,078)	(185,890)	140,403

FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	47,914	467,688	433,205
Net decrease in time deposits	(69,225)	(64,593)	(71,967)
Net increase/(decrease) in short-term borrowings	19	(3,703)	(9,862)
Pay down of long-term borrowings	(2,240)	(9,298)	(25,541)
Issuance of common stock	5,200	3,540	1,398
Common stock acquired	(2,710)	(256)	(10,799)
Redemption of junior subordinated debentures	—	(9,279)	—
Cash dividends paid	(13,583)	(21,090)	(15,593)

Net cash (used in) provided by financing activities	(34,625)	363,009	300,841

Net decrease/(increase) in cash, due from banks and interest-bearing deposits	(87,613)	237,415	503,654
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,945,148	1,707,733	1,204,079

Cash, due from banks and interest-bearing deposits at the end of the period	$1,857,535	$1,945,148	$1,707,733

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$14,142	$18,312	$25,520

Cash paid during the year for income taxes	20,946	25,975	29,202

Noncash investing and financing activities:
Unpaid common stock dividends declared	4,744	—	4,029

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America and general practice within the banking industry. A summary of the significant accounting policies follows.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services Inc., and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate Inc., BancFirst Agency, Inc., and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts from 2012 and 2011 have been reclassified to conform to the 2013 presentation. These reclassifications were not material to the Company’s financial statements.

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

Acquired Loans

Loans acquired through business combinations since December 2009 are required to be carried at fair value as of the date of the combination. Loans that would have a general allowance for loan losses or have specific evidence of deterioration of credit quality since origination are adjusted to fair value and any allowance for loan losses is eliminated. The difference between the fair value of loans which do not have specific evidence of deterioration of credit quality since origination and their principal balance is recognized in interest income on a level-yield method over the life of the loans. For loans which it is probable, at acquisition, that the Company will be unable to collect all contractually required payments (as determined by the present value of expected future cash flows), the difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized in interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as yield adjustments or as loss accruals or valuation allowances. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairments. Any probable loss due to subsequent credit deterioration of the loans since acquisition is provided for in the allowance for loan losses.

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of three to eighteen years. Mortgage servicing rights are amortized based on current prepayment assumptions. Goodwill is not amortized, but is evaluated at a reporting unit level at least annually for impairment or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets, excluding mortgage servicing rights, are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the statement of comprehensive income. Mortgage servicing rights are adjusted to fair value quarterly, if impaired.

Derivatives

The Company recognizes all of its derivative instruments as assets or liabilities in the balance sheet at fair value and recognizes the realized and unrealized change in fair value in the statement of comprehensive income. Income is derived from a fixed pricing spread when customer hedge contracts are immediately offset with counterparty contracts as compensation for administrative costs and credit risk and recognized in other noninterest income.

Insurance Commissions and Fees

Commission revenue is recognized at the later of the billing date or the effective date of the related insurance policies for those accounts billed by the Agency. Commission revenue, for accounts that are directly billed by the insurance company to the insured, is recognized when determinable by the Agency, which is generally when such commissions are received.

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

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310-40).” ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Adoption of ASU 2014-04 is not expected to have a significant effect on the Company’s financial statements.

In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Affordable Housing Projects (Topic 323).” ASU 2014-01 revises the necessary criteria that need to be met in order for an entity to account for investments in affordable housing projects net of the provision for income taxes. It also changes the method of recognition from an effective amortization approach to a proportional amortization approach. Additional disclosures were also set forth in this update. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments are required to be applied retrospectively to all periods presented. Early adoption is permitted. Adoption of ASU 2014-01 is not expected to have a significant effect on the Company’s financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220).” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012. Adoption of ASU 2013-02 did not have a significant effect on the Company’s financial statements.

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

In November 2009, the Federal Deposit Insurance Corporation (“FDIC”), issued a rule that required insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Prepaid deposit insurance of approximately $9.7 million was included in other assets in the accompanying consolidated balance sheet for the year ended December 31, 2012. In June 2013, the Company received a refund of $9.6 million for overpayment of this assessment.

(3) CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with the Federal Reserve Bank and various other financial institutions primarily for the purpose of holding excess liquidity and clearing cash items. It may also sell federal funds to certain of these institutions on an overnight basis. At December 31, 2013 and 2012, the Company had no significant concentrations of credit risk with other financial institutions. The Company maintained vault cash and excess funds with the Federal Reserve Bank, which is included in the table below.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or cash on deposit with the Federal Reserve Bank. The average amount of required reserves for each of the years ended December 31, 2013 and 2012 is included in the following table:

	December 31,
	2013	2012
	(Dollars in thousands)
Vault cash and excess funds with the Federal Reserve Bank	$1,758,908	$1,809,584
Average required reserves	37,456	38,949

(4) SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	December 31,
	2013	2012
	(Dollars in thousands)
Held for investment at cost (fair value: $12,094 and $16,689, respectively)	$11,986	$16,416
Available for sale, at fair value	515,641	546,126

Total	$527,627	$562,542

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2013
U.S. Treasury and other federal agencies	$607	$48	$—	$655
States and political subdivisions	11,379	67	(7)	11,439

Total	$11,986	$115	$(7)	$12,094

December 31, 2012
U.S. Treasury and other federal agencies	$781	$59	$—	$840
States and political subdivisions	15,635	222	(8)	15,849

Total	$16,416	$281	$(8)	$16,689

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2013
U.S. treasuries	$29,946	$—	$(85)	$29,861
U.S. federal agencies	386,391	1,399	(505)	387,285
Mortgage backed securities (1)	32,057	625	(4)	32,678
States and political subdivisions	49,116	1,290	(72)	50,334
Other securities (2)	12,121	3,503	(141)	15,483

Total	$509,631	$6,817	$(807)	$515,641

December 31, 2012
U.S. federal agencies	$452,554	$3,654	$(164)	$456,044
Mortgage backed securities (1)	19,100	825	(1)	19,924
States and political subdivisions	53,912	2,875	(20)	56,767
Other securities (2)	10,843	2,562	(14)	13,391

Total	$536,409	$9,916	$(199)	$546,126

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	December 31,
	2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$3,640	$3,649	$4,180	$4,227
After one year but within five years	7,277	7,321	10,360	10,496
After five years but within ten years	837	865	1,400	1,438
After ten years	232	259	476	528

Total	$11,986	$12,094	$16,416	$16,689

Available for Sale
Contractual maturity of debt securities:
Within one year	$208,625	$209,065	$144,666	$145,027
After one year but within five years	167,554	168,210	256,890	259,475
After five years but within ten years	27,195	27,797	36,764	38,306
After ten years	97,542	98,551	90,626	93,293

Total debt securities	500,916	503,623	528,946	536,101
Equity securities	8,715	12,018	7,463	10,025

Total	$509,631	$515,641	$536,409	$546,126

The following is a detail of proceeds from sales and realized securities gains and losses, on available for sale securities:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Proceeds	$521	$6,025	$61,668
Gross gains realized	456	5,575	1,940
Gross losses realized	36	660	342

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Book value of pledged securities	$443,835	$499,244

The following table summarizes securities with unrealized losses, segregated by the duration of the unrealized loss, at December 31, 2013 and 2012 respectively:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2013
Held for Investment
U.S. federal agencies	$1	$—	$1	$—	$2	$—
States and political subdivisions	—	—	1,328	7	1,328	7

Total	$1	$—	$1,329	$7	$1,330	$7

Available for Sale
U.S. treasuries	$29,861	$85	$—	$—	$29,861	$85
U.S. federal agencies	79,477	250	150,188	259	229,665	509
States and political subdivisions	2,459	72	—	—	2,459	72
Other	160	141	—	—	160	141

Total	$111,957	$548	$150,188	$259	$262,145	$807

December 31, 2012
Held for Investment
U.S. federal agencies	$1	$—	$5	$—	$6	$—
States and political subdivisions	1,442	8	—	—	1,442	8

Total	$1,443	$8	$5	$—	$1,448	$8

Available for Sale
U.S. federal agencies	$45,905	$54	$125,868	$111	$171,773	$165
States and political subdivisions	1,545	18	888	2	2,433	20
Other	3,366	14	—	—	3,366	14

Total	$50,816	$86	$126,756	$113	$177,572	$199

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2013 and 2012, the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality, and has no intent or requirement to sell before the recovery of the unrealized loss; therefore, the Company has not recognized any impairment in the Company’s consolidated statement of comprehensive income.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$605,672	17.88%	$559,274	17.25%
Oil & gas production & equipment	96,907	2.86	154,380	4.76
Agriculture	111,323	3.29	93,274	2.88
State and political subdivisions:
Taxable	10,217	0.30	9,412	0.29
Tax-exempt	11,073	0.33	13,194	0.41
Real estate:
Construction	284,808	8.41	226,102	6.97
Farmland	132,512	3.91	125,033	3.86
One to four family residences	703,903	20.78	669,230	20.64
Multifamily residential properties	60,080	1.77	50,721	1.56
Commercial	1,097,484	32.40	1,068,445	32.95
Consumer	250,588	7.40	253,002	7.80
Other (not classified above)	22,579	0.67	20,360	0.63

Total loans	$3,387,146	100.00%	$3,242,427	100.00%

Loans held for sale (included above)	$6,469		$11,257

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

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	December 31,
	2013	2012
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,179	$537
Nonaccrual	14,390	20,549
Restructured	17,624	17,866

Total nonperforming and restructured loans	33,193	38,952
Other real estate owned and repossessed assets	8,386	9,566

Total nonperforming and restructured assets	$41,579	$48,518

Nonperforming and restructured loans to total loans	0.98%	1.20%

Nonperforming and restructured assets to total assets	0.69%	0.81%

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table above. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.5 million in 2013, $1.3 million in 2012 and $1.1 million in 2011.

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

	December 31,
	2013	2012
	(Dollars in thousands)
Non-residential real estate owner occupied	$595	$350
Non-residential real estate other	6,270	9,528
Residential real estate primary mortgage	718	506
Residential real estate all other	1,521	3,244
Non-consumer non-real estate	1,192	1,464
Consumer non-real estate	176	137
Other loans	1,407	2,519
Acquired loans	2,511	2,801

Total	$14,390	$20,549

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of December 31, 2013
Non-residential real estate owner occupied	$411	$316	$727	$454,305	$455,032	$96
Non-residential real estate other.	5,660	1,543	7,203	856,179	863,382	2
Residential real estate primary mortgage	2,566	789	3,355	262,625	265,980	275
Residential real estate all other	2,370	1,272	3,642	564,231	567,873	184
Non-consumer non-real estate	1,240	1,047	2,287	793,028	795,315	125
Consumer non-real estate	2,428	392	2,820	225,515	228,335	279
Other loans	2,562	1,244	3,806	141,550	145,356	—
Acquired loans	1,801	593	2,394	63,479	65,873	218

Total	$19,038	$7,196	$26,234	$3,360,912	$3,387,146	$1,179

As of December 31, 2012
Non-residential real estate owner occupied	$911	$207	$1,118	$479,536	$480,654	$64
Non-residential real estate other	3,453	2,124	5,577	736,014	741,591	—
Residential real estate primary mortgage	2,488	560	3,048	245,849	248,897	131
Residential real estate all other	2,176	653	2,829	503,207	506,036	116
Non-consumer non-real estate	1,672	298	1,970	783,153	785,123	28
Consumer non-real estate	2,624	179	2,803	218,944	221,747	136
Other loans	1,348	1,266	2,614	147,283	149,897	—
Acquired loans	1,481	533	2,014	106,468	108,482	62

Total	$16,153	$5,820	$21,973	$3,220,454	$3,242,427	$537

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of December 31, 2013
Non-residential real estate owner occupied	$877	$752	$28	$881
Non-residential real estate other.	24,964	23,351	2,161	23,816
Residential real estate primary mortgage	1,253	1,025	58	1,170
Residential real estate all other	2,214	1,803	361	1,857
Non-consumer non-real estate	1,801	1,459	388	1,553
Consumer non-real estate	628	611	139	455
Other loans	1,545	1,464	219	1,602
Acquired loans	9,848	7,861	124	7,928

Total	$43,130	$38,326	$3,478	$39,262

As of December 31, 2012
Non-residential real estate owner occupied	$596	$535	$24	$1,557
Non-residential real estate other	27,502	26,147	2,187	21,726
Residential real estate primary mortgage	1,297	1,084	43	1,123
Residential real estate all other	4,172	3,829	1,285	4,062
Non-consumer non-real estate	1,949	1,539	439	1,641
Consumer non-real estate	419	398	87	357
Other loans	2,957	2,561	344	2,323
Acquired loans.	11,080	9,080	83	9,730

Total	$49,972	$45,173	$4,492	$42,519

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of December 31, 2013
Non-residential real estate owner occupied	$382,798	$66,139	$5,446	$649	$—	$455,032
Non-residential real estate other	711,081	125,617	20,309	6,375	—	863,382
Residential real estate primary mortgage	233,924	24,882	6,081	1,093	—	265,980
Residential real estate all other	475,421	82,571	8,238	1,643	—	567,873
Non-consumer non-real estate	691,772	97,812	4,462	1,269	—	795,315
Consumer non-real estate	214,153	11,819	1,931	431	1	228,335
Other loans	141,787	2,558	772	239	—	145,356
Acquired loans	47,220	11,980	3,766	2,907	—	65,873

Total	$2,898,156	$423,378	$51,005	$14,606	$1	$3,387,146

As of December 31, 2012
Non-residential real estate owner occupied	$409,187	$65,303	$5,750	$414	$—	$480,654
Non-residential real estate other	611,060	99,929	21,360	9,242	—	741,591
Residential real estate primary mortgage	208,254	34,038	5,925	680	—	248,897
Residential real estate all other	440,623	52,526	9,457	3,430	—	506,036
Non-consumer non-real estate	684,740	92,784	6,084	1,515	—	785,123
Consumer non-real estate	209,182	10,305	1,904	356	—	221,747
Other loans	145,239	2,575	1,172	911	—	149,897
Acquired loans.	83,015	18,124	4,478	2,865	—	108,482

Total	$2,791,300	$375,584	$56,130	$19,413	$—	$3,242,427

Allowance for Loan Losses Methodology

The allowance for loan losses (“ALL”) is determined by a calculation based on segmenting the loans into the following categories: (1) adversely graded loans [Grades 3, 4, and 5] that have a specific reserve allocation; (2) loans without a specific reserve segmented by loans secured by real estate other than 1-4 family residential property, loans secured by 1-4 family residential property, commercial, industrial, and agricultural loans not secured by real estate, consumer purpose loans not secured by real estate, and loans over 60 days past due that are not otherwise Grade 3, 4, or 5; (3) Grade 2 loans; (4) Grade 1 loans; and (5) loans held for sale which are excluded.

The ALL is calculated as the sum of the following: (1) the total dollar amount of specific reserve allocations; (2) the dollar amount derived by multiplying each segment of adversely graded loans without a specific reserve allocation times its respective reserve factor; (3) the dollar amount derived by multiplying Grade 2 loans and Grade 1 loans (less exclusions) times the respective reserve factor; and (4) other adjustments as deemed appropriate and documented by the Senior Loan Committee or Board of Directors.

The amount of the ALL is an estimate based upon factors which are subject to rapid change due to changing economic conditions and the economic prospects of borrowers. It is reasonably possible that a material change could occur in the estimated ALL in the near term.

The following table details activity in the ALL by class of loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge- offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
As of December 31, 2013
Non-residential real estate owner occupied	$5,104	$(3)	$20	$17	$(294)	$4,827
Non-residential real estate other	9,865	(19)	12	(7)	1,168	11,026
Residential real estate primary mortgage	2,781	(162)	32	(130)	174	2,825
Residential real estate all other	7,034	(209)	33	(176)	(150)	6,708
Non-consumer non-real estate	9,385	(217)	175	(42)	(366)	8,977
Consumer non-real estate	2,451	(597)	225	(372)	477	2,556
Other loans	1,885	(300)	75	(225)	331	1,991
Acquired loans	220	(53)	39	(14)	(82)	124

Total	$38,725	$(1,560)	$611	$(949)	$1,258	$39,034

As of December 31, 2012
Non-residential real estate owner occupied	$5,300	$(96)	$3	$(93)	$(103)	$5,104
Non-residential real estate other	8,648	(195)	53	(142)	1,359	9,865
Residential real estate primary mortgage	2,734	(222)	85	(137)	184	2,781
Residential real estate all other	7,030	(394)	49	(345)	349	7,034
Non-consumer non-real estate	9,156	(590)	171	(419)	648	9,385
Consumer non-real estate	2,315	(509)	194	(315)	451	2,451
Other loans	1,886	(265)	34	(231)	230	1,885
Acquired loans	587	(373)	24	(349)	(18)	220

Total	$37,656	$(2,644)	$613	$(2,031)	$3,100	$38,725

The following table details the amount of ALL by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	December 31, 2013		December 31, 2012
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Non-residential real estate owner occupied	$231	$4,596	$238	$4,866
Non-residential real estate other	2,449	8,577	2,521	7,344
Residential real estate primary mortgage	243	2,582	278	2,503
Residential real estate all other	994	5,714	2,025	5,009
Non-consumer non-real estate	966	8,011	1,403	7,982
Consumer non-real estate	334	2,222	287	2,164
Other loans	252	1,739	253	1,632
Acquired loans	—	124	—	220

Total	$5,469	$33,565	$7,005	$31,720

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	December 31, 2013			December 31, 2012
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Non-residential real estate owner occupied	$6,095	$448,937	$—	$6,163	$474,491	$—
Non-residential real estate other	26,684	836,698	—	30,602	710,989	—
Residential real estate primary mortgage	7,174	258,806	—	6,605	242,292	—
Residential real estate all other.	9,881	557,992	—	12,887	493,149	—
Non-consumer non-real estate	5,731	789,584	—	7,599	777,524	—
Consumer non-real estate	2,362	225,972	—	2,260	219,487	—
Other loans	317	145,039	—	235	149,662	—
Acquired loans	—	59,200	6,674	—	101,139	7,343

Total	$58,244	$3,322,228	$6,674	$66,351	$3,168,733	$7,343

The following table is a summary of amounts included in the ALL for impaired loans with specific reserves and the recorded balance of the related loans. No material amounts of interest income were collected on impaired loans with specific reserves for 2013, 2012 or 2011.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Allowance for loss on impaired loans	$2,661	$3,252	$2,779
Recorded balance of impaired loans	12,647	12,313	13,437
Average recorded investment	12,480	12,875	11,974

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Other real estate owned	$1,710	$2,543	$5,091
Repossessed assets	1,171	1,034	1,460

Total	$2,881	$3,577	$6,551

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
(Dollars in thousands)
2013	$29,030	$11,979	$(13,875)	$27,134
2012	25,264	24,706	(20,940)	29,030
2011	21,287	8,162	(4,185)	25,264

(6) PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment by classification:

	Estimated Useful Lives	December 31,
		2013	2012
		(Dollars in thousands)
Land		$29,055	$28,488
Buildings	10 to 40 years	120,784	116,045
Furniture, fixtures and equipment	3 to 15 years	61,641	60,174
Accumulated depreciation		(93,618)	(89,204)

Premises and equipment, net		$117,862	$115,503

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2013
Core deposit intangibles	$10,963	$(4,620)	$6,343
Customer relationship intangibles	5,699	(2,337)	3,362
Mortgage servicing intangibles	718	(150)	568

Total	$17,380	$(7,107)	$10,273

As of December 31, 2012
Core deposit intangibles	$14,800	$(7,142)	$7,658
Customer relationship intangibles	5,657	(1,986)	3,671
Mortgage servicing intangibles	855	(101)	754

Total	$21,312	$(9,229)	$12,083

Estimated amortization of intangible assets for the next five years, as of December 31, 2013, is as follows (dollars in thousands):

Estimated Amortization
2014	$1,557
2015	1,545
2016	1,303
2017	1,223
2018	1,214

At December 31, 2013, the weighted-average remaining life of all intangible assets was approximately 7.4 years which consisted of customer relationship intangibles with a weighted-average life of 9.7 years, core deposit intangibles with a weighted-average life of 6.6 years and mortgage servicing intangibles with a weighted-average life of 3.3 years based on current prepayment assumptions.

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2013
Balance at beginning and end of period	$8,078	$30,553	$5,464	$450	$44,545

Year Ended December 31, 2012
Balance at beginning and end of period	$8,078	$30,553	$5,464	$450	$44,545

(8) TIME DEPOSITS

Time deposits include certificates of deposit and individual retirement accounts.

At December 31, 2013, the scheduled maturities of all time deposits are as follows (Dollars in thousands):

2014	$524,822
2015	119,599
2016	48,645
2017	38,001
2018	42,970
Thereafter	157

Total	$774,194

The following table is a summary of large time deposits for the periods presented:

	December 31,
	2013	2012
	(Dollars in thousands)
Time deposits of $100,000 or more	$355,054	$393,472

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2013	2012
	(Dollars in thousands)
Federal funds purchased	$700	$200
Repurchase agreements	3,890	4,371

Total	$4,590	$4,571

Weighted average interest rate	0.13%	0.40%

End of period interest rate	0.15%	0.15%

Federal funds purchased represent borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

(10) LONG-TERM BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $558.9 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2013, the Company had the ability to draw up to $65.0 million on the FHLB line of credit based on FHLB stock holdings of $1.2 million with approximately $6.9 million in advances outstanding. The advances mature at varying dates through 2014 and had rates between 0.3% and 3.4% at December 31, 2013.

The following table shows the contractual maturities of the long-term borrowings at December 31, 2013, (Dollars in thousands):

2014	$6,938

Total	$6,938

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

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Current taxes:
Federal	$23,326	$24,928	$26,489
State	3,682	2,865	3,869
Deferred taxes	(483)	(689)	(5,282)

Total income taxes	$26,525	$27,104	$25,076

Income tax expense applicable to securities transactions approximated $147,000, $1,720,000 and $560,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes is presented in the following table:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Tax expense at the federal statutory tax rate	$28,295	$27,651	$24,744
Increase (decrease) in tax expense from:
Tax-exempt income, net	(621)	(783)	(904)
Modified endowment life contracts	(812)	(870)	(809)
State tax expense, net of federal tax benefit	3,543	3,652	3,916
Federal tax credits	(4,132)	(2,455)	(1,227)
Other, net	252	(91)	(644)

Total tax expense.	$26,525	$27,104	$25,076

The net deferred tax asset consisted of the following and is reported in other assets:

	December 31,
	2013	2012
	(Dollars in thousands)
Provision for loan losses	$13,662	$13,617
Write-downs of other real estate owned	962	915
Deferred compensation	2,237	1,995
Stock-based compensation	2,934	2,707
Investments in partnership interests	1,170	162
Other	1,479	832

Gross deferred tax assets	22,444	20,228

Unrealized net gains on securities	(2,104)	(3,402)
Premium on securities of banks acquired	(800)	(806)
Intangibles	(2,561)	(2,397)
Basis difference related to tax credits	(1,620)	(775)
Depreciation	(5,975)	(4,443)
Leveraged lease	(2,282)	(2,607)
Other	(257)	(507)

Gross deferred tax liabilities	(15,597)	(14,937)

Net deferred tax asset	$6,846	$5,291

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2013, 2012 and 2011, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination which includes the years 2011 to 2013. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,000,000 shares in May 2013. At December 31, 2013, 145,860 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2014. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2013 will become exercisable through the year 2020. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At December 31, 2013, 5,000 shares were available for future grants. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2013 will become exercisable through the year 2017. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Year Ended December 31, 2013
Outstanding at December 31, 2012	1,216,981	$31.98
Options granted	115,000	49.13
Options exercised	(153,664)	25.03
Options canceled, forfeited, or expired	(20,000)	40.83

Outstanding at December 31, 2013	1,158,317	34.45	8.84Yrs	$25,034

Exercisable at December 31, 2013	561,167	27.95	6.70Yrs	$15,774

Year Ended December 31, 2012
Outstanding at December 31, 2011	1,298,431	$30.14
Options granted	49,000	40.93
Options exercised	(130,450)	17.07
Options canceled, forfeited, or expired	—	—

Outstanding at December 31, 2012	1,216,981	31.98	8.63Yrs	$12,637

Exercisable at December 31, 2012	620,281	25.72	5.22Yrs	$10,324

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$10.88	$8.82	$12.79
Total intrinsic value of options exercised	3,723	3,297	912
Cash received from options exercised	3,846	2,227	963
Tax benefit realized from options exercised	1,440	1,275	353

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Stock-based compensation expense	$1,360	$1,530	$1,375
Tax benefit	526	592	532

Stock-based compensation expense, net of tax	$834	$938	$843

The Company will continue to amortize the remaining fair value of stock options over the remaining vesting period of approximately seven years. The following table shows the remaining fair value of stock options:

December 31, 2013
(Dollars in thousands)
Fair value of stock options	$5,132

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.95% to 3.15%	1.74% to 1.95%	1.97% to 3.61%
Dividend yield	2.00%	2.00%	2.00%
Stock price volatility	18.35% to 20.21%	21.71% to 38.75%	25.26% to 38.43%
Expected term	10Yrs	10Yrs	10Yrs

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

	December 31,
	2013	2012
Accumulated stock units	56,380	55,390
Average price	$35.31	$33.98

(14) RETIREMENT PLANS

In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership (“ESOP”) and Thrift Plan (“401(k)”) effective January 1, 1985. The plan was separated into two individual plans effective January 1, 2009. The 401(k) and ESOP plans cover all eligible employees, as defined in the plans, of the Company and its subsidiaries. The 401(k) plan allows employees to defer up to the maximum legal limit of their compensation, of which the Company may match up to 3% of their compensation. In addition, the Company may make discretionary contributions based on employee contributions or eligible compensation to the ESOP plan, as determined by the Company’s Board of Directors. The aggregate amounts of contributions by the Company to the 401(k) and ESOP plans are shown in the following table:

	December 31,
	2013	2012	2011
	(Dollars in thousands)
401(k) contributions	$1,738	$1,690	$1,534
ESOP contributions	1,820	1,703	1,629

Total contributions	$3,558	$3,393	$3,163

(15) STOCKHOLDERS’ EQUITY

As of December 31, 2013, 2012 and 2011 the Company’s authorized and outstanding preferred and common stock was as follows:

	No. of Shares Authorized at December 31, 2013	No. of Shares Outstanding at December 31,
Class of Stock		2013	2012	2011	Par Value Per Share	Dividends	Voting Rights
Senior Preferred	10,000,000	—	—	—	$1.00	As declared	Voting
10% Cumulative Preferred	900,000	—	—	—	$5.00	As declared	Non-voting
Common.	20,000,000	15,333,622	15,242,308	15,117,430	$1.00	As declared	Voting

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

(c) Common stock: At December 31, 2013, 2012 and 2011 the shares issued equaled shares outstanding.

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

The following table is a summary of the shares under the program:

	Year Ended December 31,
	2013	2012	2011
Number of shares repurchased	40,241	6,787	302,149
Average price of shares repurchased	$40.88	$37.70	$35.74
Shares remaining to be repurchased	194,723	234,964	241,751

The Company’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2014, approximately $65.7 million of the equity of BancFirst was available for dividend payments to the Company.

During any deferral period or any event of default on the Junior Subordinated Debentures, the Company may not declare or pay any dividends on any of its capital stock.

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-

balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of December 31, 2013, the Company and BancFirst met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$563,873	14.85%	$303,700	8.00%	N/A	N/A
BancFirst	529,200	13.96%	303,190	8.00%	$378,988	10.00%
Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	524,839	13.83%	151,850	4.00%	N/A	N/A
BancFirst	490,166	12.93%	151,595	4.00%	227,393	6.00%
Tier I Capital
(to Total Assets)-
BancFirst Corporation	524,839	8.77%	181,174	3.00%	N/A	N/A
BancFirst.	490,166	8.20%	180,606	3.00%	301,011	5.00%
As of December 31, 2012:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$522,095	14.36%	$290,882	8.00%	N/A	N/A
BancFirst.	493,621	13.61%	290,236	8.00%	$362,795	10.00%
Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	483,370	13.29%	145,441	4.00%	N/A	N/A
BancFirst.	454,896	12.54%	145,118	4.00%	217,677	6.00%
Tier I Capital
(to Total Assets)-
BancFirst Corporation	483,370	8.10%	180,728	3.00%	N/A	N/A
BancFirst.	454,896	7.63%	180,137	3.00%	300,228	5.00%

As of December 31, 2013, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework for prompt corrective action. To be well capitalized under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $10 billion. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

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

Management believes that, as of December 31, 2013, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(16) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Year Ended December 31, 2013
Basic
Income available to common stockholders	$54,317	15,268,843	$3.56

Effect of stock options	—	279,979

Diluted
Income available to common stockholders plus assumed exercises of stock options	$54,317	15,548,822	$3.49

Year Ended December 31, 2012
Basic
Income available to common stockholders	$51,900	15,172,457	$3.42

Effect of stock options	—	271,188

Diluted
Income available to common stockholders plus assumed exercises of stock options	$51,900	15,443,645	$3.36

Year Ended December 31, 2011
Basic
Income available to common stockholders	$45,621	15,267,357	$2.99

Effect of stock options	—	282,774

Diluted
Income available to common stockholders plus assumed exercises of stock options	$45,621	15,550,131	$2.93

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2013	118,603	$42.79
December 31, 2012	604,429	38.69
December 31, 2011	550,495	38.85

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS
Cash	$27,592	$19,635
Securities	115	266
Investments in subsidiaries	555,761	523,312
Goodwill	450	450
Dividends receivable	5,927	1,465
Other assets	913	1,995

Total assets	$590,758	$547,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$6,957	$752
Junior subordinated debentures	26,804	26,804
Stockholders’ equity	556,997	519,567

Total liabilities and stockholders’ equity	$590,758	$547,123

STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$22,612	$20,784	$19,011
Interest on interest-bearing deposits	47	57	20
Other	92	—	88

Total operating income	22,751	20,841	19,119

OPERATING EXPENSE
Interest	1,965	2,134	2,501
Other	661	942	740

Total operating expense	2,626	3,076	3,241

Income before taxes and equity in undistributed earnings of subsidiaries	20,125	17,765	15,878
Allocated income tax benefit	978	1,371	886

Income before equity in undistributed earnings of subsidiaries	21,103	19,136	16,764
Equity in undistributed earnings of subsidiaries	34,351	34,281	31,856
Amortization of stock-based compensation arrangements of subsidiaries	(1,137)	(1,517)	(2,999)

Net income	$54,317	$51,900	$45,621

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,317	$51,900	$45,621
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(34,351)	(34,281)	(31,856)
Amortization of stock-based compensation arrangements	1,137	1,517	2,999
Other, net	(2,116)	2,944	12,402

Net cash provided by operating activities	18,987	22,080	29,166

INVESTING ACTIVITIES
Net cash provided by acquisitions	—	19,866	11,748
Purchases of securities	—	—	(2)
Sales and maturities of held for investment and available for sale securities	63	—	28
Other, net	—	—	240

Net cash provided by investing activities	63	19,866	12,014

FINANCING ACTIVITIES
Issuance of common stock	5,200	3,540	1,398
Common stock acquired	(2,710)	(256)	(10,799)
Cash dividends paid	(13,583)	(21,090)	(15,593)
Redemption of Junior Subordinated Debentures	—	(9,279)	—
Paydown of long-term borrowings	—	—	(14,500)

Net cash used for financing activities	(11,093)	(27,085)	(39,494)

Net increase in cash	7,957	14,861	1,686
Cash and due from banks at the beginning of the period	19,635	4,774	3,088

Cash and due from banks at the end of the period	$27,592	$19,635	$4,774

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$1,965	$2,128	$2,818

Cash received during the period for income taxes, net	$4,449	$1,884	$1,195

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

	December 31,
	2013	2012
	(Dollars in thousands)
Loan commitments	$945,270	$855,820
Stand-by letters of credit	61,262	58,629

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

The Company leases two parcels of land on which it owns buildings, nineteen ATM locations, three storage facilities, three parking lots and office space in fourteen buildings. These leases expire at various dates through 2064.

The future minimum rental payments under these leases at December 31, 2013, were as follows (Dollars in thousands):

2014	743
2015	612
2016	549
2017	360
2018	56
Later years	656

Total	$2,976

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2013	$1,175
2012	1,159
2011	1,112

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

•

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes certain impaired loans, foreclosed assets, other real estate owned, goodwill and other intangible assets.

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

Securities Available for Sale

Securities classified as available for sale are reported at fair value. U.S. Treasuries are valued using Level 1 inputs. Other securities available for sale including U.S. federal agencies, mortgage backed securities, and state and political subdivisions are valued using prices from an independent pricing service utilizing Level 2 data. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company also invests in securities classified as available for sale for which observable information is not readily available. These securities are reported at fair value utilizing Level 3 inputs. For these securities, management determines the fair value based on the income approach or information provided by outside consultants or lead investors.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
December 31, 2013
Securities available for sale:
U.S. Treasury	$29,861	$—	$—	$29,861
U.S. federal agencies	—	387,285	—	387,285
Mortgage-backed securities	—	13,262	19,416	32,678
States and political subdivisions.	—	50,334	—	50,334
Other securities	—	3,465	12,018	15,483
Derivative assets	—	2,211	—	2,211
Derivative liabilities	—	1,029	—	1,029
Loans held for sale	—	6,469	—	6,469
Mortgage servicing intangibles	—	—	568	568
December 31, 2012
Securities available for sale:
U.S. Treasury	$—	$—	$—	$—
U.S. federal agencies	—	456,044	—	456,044
Mortgage-backed securities	—	19,924	—	19,924
States and political subdivisions	—	56,767	—	56,767
Other securities	—	3,366	10,025	13,391
Derivative assets	—	3,521	—	3,521
Derivative liabilities	—	1,801	—	1,801
Loans held for sale	—	11,257	—	11,257
Mortgage servicing intangibles	—	—	754	754

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the years ended December 31, 2013 and 2012 were as follows:

	Twelve Months Ended December 31,
	2013	2012
	(Dollars in thousands)
Balance at the beginning of the year	$10,779	$13,225
Purchases, issuances and settlements	20,499	1,376
Sales	(251)	(6,050)
Gains included in earnings	234	4,606
Total unrealized gains/(losses)	741	(2,378)

Balance at the end of the year	$32,002	$10,779

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the years ended December 31, 2013 and 2012, the Company did not transfer any securities between levels in the fair value hierarchy.

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

Impaired loans are reported at the fair value of the underlying collateral if repayment is dependent on liquidation of the collateral. In no case does the fair value of an impaired loan exceed the fair value of the underlying collateral. The impaired loans are adjusted to fair value through a specific allocation of the allowance for loan losses or a direct charge-down of the loan.

Foreclosed assets, upon initial recognition, are measured and adjusted to fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the foreclosed asset.

Other real estate owned is revalued at fair value subsequent to initial recognition, with any losses recognized in net expense from other real estate owned.

The following table summarizes assets measured at fair value on a nonrecurring basis and the related gains or losses recognized during the year:

	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Year Ended December 31, 2013
Impaired loans (less specific allowance).	—	—	$34,848	$34,848	$—
Foreclosed assets	—	—	237	237	(35)
Other real estate owned	—	—	8,149	8,149	(170)
Year Ended December 31, 2012
Impaired loans (less specific allowance).	—	—	$40,681	$40,681	$—
Foreclosed assets	—	—	339	339	(118)
Other real estate owned	—	—	9,227	9,227	(1,328)

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,857,535	$1,857,535	$1,945,848	$1,945,848
Securities held for investment	11,986	12,094	16,416	16,689
Level 3 inputs:
Loans, net	3,348,112	3,364,940	3,203,702	3,264,948
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	5,419,519	5,451,114	5,440,830	5,466,958
Short-term borrowings	4,590	4,590	4,571	4,571
Long-term borrowings	6,938	6,908	9,178	9,224
Junior subordinated debentures	26,804	29,259	26,804	28,144
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,654		1,498
Letters of credit		459		440

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued quarterly) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment, of which there were none as of December 31, 2013 or 2012. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at December 31, 2013 or 2012.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		December 31,
		2013		2012
Oil and Natural Gas Swaps and Options	Notional Unit	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	335	$827	738	$2,568
Derivative liabilities	Barrels	(335)	(378)	(738)	(1,591)

Natural Gas
Derivative assets	MMBTUs	5,128	1,384	4,431	953
Derivative liabilities	MMBTUs	(5,128)	(651)	(4,431)	(210)

Total Fair Value	Included in
Derivative assets	Other assets		2,211		3,521
Derivative liabilities	Other liabilities		1,029		1,801

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Derivative income	$521	$599	$569

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	December 31,
	2013	2012
	(Dollars in thousands)
Credit exposure	$(990)	$2,410

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2013
Net interest income (expense).	$56,346	$102,705	$6,239	$(1,771)	$—	$163,519
Provision for loan losses	(154)	1,205	121	86	—	1,258
Noninterest income	12,881	48,418	25,659	59,298	(56,101)	90,155
Depreciation and amortization.	2,178	7,011	521	1,367	—	11,077
Other expenses	31,396	84,011	21,604	23,818	(332)	160,497

Income before taxes. . . . . . . . .	$35,807	$58,896	$9,652	$32,256	$(55,769)	$80,842

Total assets	$2,079,444	$3,764,429	$103,656	$703,294	$(611,849)	$6,038,974

Capital expenditures	$5,534	$6,445	$219	$1,698	$—	$13,896

December 31, 2012
Net interest income (expense).	$54,062	$105,966	$7,055	$(2,268)	$—	$164,815
Provision for loan losses	1,202	1,607	182	109	—	3,100
Noninterest income	11,222	43,809	29,624	56,848	(53,786)	87,717
Depreciation and amortization.	1,956	6,898	485	1,501	—	10,840
Other expenses	29,511	80,535	22,056	27,783	(297)	159,588

Income before taxes	$32,615	$60,735	$13,956	$25,187	$(53,489)	$79,004

Total assets	$1,996,539	$3,801,653	$186,473	$602,342	$(564,757)	$6,022,250

Capital expenditures	$4,099	$8,045	$398	$896	$—	$13,438

December 31, 2011
Net interest income (expense).	$50,952	$102,528	$7,055	$(3,638)	$—	$156,897
Provision for loan losses	21	4,205	276	13	—	4,515
Noninterest income	11,226	39,529	23,148	51,144	(48,086)	76,961
Depreciation and amortization.	1,733	6,128	505	1,316	—	9,682
Other expenses	29,527	74,527	19,569	25,627	(286)	148,964

Income before taxes	$30,897	$57,197	$9,853	$20,550	$(47,800)	$70,697

Total assets	$1,738,426	$3,660,239	$153,872	$602,577	$(546,289)	$5,608,825

Capital expenditures	$2,265	$12,561	$107	$1,447	$—	$16,380

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

(23) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 is as follows:

	Quarter
	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
2013
Net interest income	$41,921	$40,712	$40,630	$40,256
Provision for loan losses	454	(12)	516	300
Securities transactions	79	90	129	122
Noninterest income	22,235	23,652	21,733	22,535
Noninterest expense	43,854	43,321	42,455	41,944
Net income	13,861	14,491	12,593	13,372
Net income per common share:
Basic	0.91	0.94	0.83	0.88
Diluted	0.88	0.93	0.82	0.86
2012
Net interest income	$42,297	$40,832	$40,869	$40,817
Provision for loan losses	2,446	233	248	173
Securities transactions	272	385	226	4,032
Noninterest income	21,800	22,116	20,364	23,437
Noninterest expense	43,363	42,465	42,563	42,037
Net income	12,306	13,860	11,729	14,005
Net income per common share:
Basic	0.81	0.91	0.77	0.93
Diluted	0.79	0.90	0.76	0.91

(24) SUBSEQUENT EVENT

On January 24, 2014, BancFirst, a wholly-owned subsidiary of BancFirst Corporation, announced that it had entered into a purchase and assumption agreement, without loss sharing, with the FDIC, to assume all of the deposits and purchase certain assets of The Bank of Union, El Reno, Oklahoma (“The Bank of Union”). The Bank of Union was closed on that day by the Oklahoma State Banking Department.

At the time of the closing, The Bank of Union had total deposits of approximately $302 million that were assumed by BancFirst. BancFirst initially purchased approximately $121 million of loans, the majority of which were classified as performing, $4.8 million of securities, and only $10,000 of other real estate. Its bid included a discount for the loans purchased and no material amount of gain is expected to be recognized. BancFirst had bid on, but was generally not awarded, loans that were classified as nonperforming. The acquisition is not expected to have a material effect on the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 22, 2013, the Company’s audit committee elected to dismiss Grant Thornton LLP as its independent registered public accounting firm effective August 22, 2013. In connection with its audits for the two most recent fiscal years and through August 22, 2013, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, with disagreements if not resolved to the satisfaction of Grant Thornton LLP would have caused them to make reference thereto in their reports on the financial statements of such years.

Effective August 22, 2013, the Company engaged BKD, LLP as its new independent registered public accounting firm. Prior to its appointment as independent registered public accounting firm, BKD, LLP has not been consulted by the Company on any of the matters referenced in Regulation S-K Item 304 (a) (2).

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

No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter of 2013 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 1992. Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2013.

BKD LLP, independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

March 14, 2014

/S/ DAVID E. RAINBOLT
David E. Rainbolt
President and Chief Executive Officer
(Principal Executive Officer)

/S/ RANDY FORAKER
Randy Foraker
Executive Vice President, Interim Chief Financial Officer and
Chief Risk Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

BancFirst Corporation

Oklahoma City, Oklahoma

We have audited BancFirst Corporation’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, BancFirst Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancFirst Corporation and our report dated March 14, 2014, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Oklahoma City, Oklahoma

March 14, 2014

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K will be contained in the 2014 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2014 Proxy Statement under the caption “16(a) Beneficial Ownership Reporting Compliance” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2014 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2014 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 201(d) of Regulation S-K will be contained in the 2014 Proxy Statement under the caption “Equity Compensation Plan Information” and is hereby incorporated by reference. The information required by Item 403 of Regulation S-K will be contained in the 2014 Proxy Statement under the caption “Security Ownership” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K will be contained in the 2014 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2014 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) For the financial statements of BancFirst Corporation, reference is made to Part II, Item 8, of this Annual Report on Form 10-K.

(1) Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flow for the three years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(2) All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated June 15, 2004 (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

3.4	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.5	Amendment to Amended Bylaws, amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

3.6	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated May 23, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2013 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

Exhibit Number	Exhibit

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

10.1	BancFirst Corporation Employee Stock Ownership and Trust Agreement adopted December 21, 2006 effective January 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 and incorporated herein by reference).

10.2	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.3	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.5	Amendment (Code Section 415 Compliance) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.6	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

10.8	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan adopted October 27, 2011 effective October 1, 2011(filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

Exhibit Number	Exhibit

10.10	Eleventh Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2014	BANCFIRST CORPORATION

/s/ David E. Rainbolt
David E. Rainbolt
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2014.

/s/ H. E. Rainbolt	/s/ David E. Rainbolt
H. E. Rainbolt	David E. Rainbolt
Chairman of the Board	President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Dennis L. Brand	/s/ C. L. Craig, Jr.
Dennis L. Brand	C. L. Craig, Jr.
Chief Executive Officer, BancFirst and Director	Director

/s/ William H. Crawford	/s/ James R. Daniel
William H. Crawford	James R. Daniel
Director	Vice Chairman of the Board

/s/ F. Ford Drummond	/s/ K. Gordon Greer
F. Ford Drummond	K. Gordon Greer
Director	Vice Chairman of the Board

/s/ Dr. Donald B. Halverstadt	/s/ Dave R. Lopez
Dr. Donald B. Halverstadt	Dave R. Lopez
Director	Director

/s/ William O. Johnstone	/s/ J. Ralph McCalmont
William O. Johnstone	J. Ralph McCalmont
Vice Chairman of the Board	Director

/s/ Tom H. McCasland, III	/s/ Ronald J. Norick
Tom H. McCasland, III	Ronald J. Norick
Director	Director

/s/ David Ragland
Paul B. Odom, Jr.	David Ragland
Director	Director

/s/ Michael S. Samis	/s/ Natalie Shirley
Michael S. Samis	Natalie Shirley
Director	Director

/s/ Michael K. Wallace	/s/ G. Rainey Williams, Jr.
Michael K. Wallace	G. Rainey Williams, Jr.
Director	Director

/s/ Randy Foraker
Randy Foraker
Executive Vice President, Interim Chief Financial Officer and Chief Risk Officer (Principal Financial and Accounting Officer)

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The period presented is from January 1, 2009 through December 31, 2013. The graph assumes an investment on January 1, 2009 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each quarter during the period represent the cumulative market values of the respective investment.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated June 15, 2004 (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Certificate of Designations of Preferred Stock (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1998 and incorporated herein by reference).

3.4	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

3.5	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.6	Resolution of the Board of Directors amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

10.1	BancFirst Corporation Employee Stock Ownership and Trust Agreement adopted December 21, 2006 effective January 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference).

Exhibit Number	Exhibit

10.2	Second Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.3	Third Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 and incorporated herein by reference).

10.4	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.5	Amendment (Code Section 415 Compliance) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009 (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.6	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

10.8	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.10	Eleventh Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2013 and incorporated herein by reference).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.