Form 10-Q
period 2014-03-31
BANCFIRST CORP /OK/
filed 2014-05-09
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014 there were 15,371,478 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,	March 31,
	2014	2013	2013
	(unaudited)	(see Note 1)	(unaudited)
ASSETS
Cash and due from banks	$225,547	$196,547	$130,316
Interest-bearing deposits with banks	1,737,559	1,660,988	1,585,736
Federal funds sold	3,000	—	—
Securities (fair value: $587,100, $527,735, and $565,708, respectively)	587,018	527,627	565,490
Loans:
Total loans (net of unearned interest)	3,542,270	3,387,146	3,219,967
Allowance for loan losses	(39,924)	(39,034)	(38,664)

Loans, net	3,502,346	3,348,112	3,181,303
Premises and equipment, net	121,354	117,862	116,729
Other real estate owned	7,328	8,149	9,098
Intangible assets, net	11,549	10,273	11,595
Goodwill	45,118	44,545	44,545
Accrued interest receivable and other assets	134,222	124,871	129,114

Total assets	$6,375,041	$6,038,974	$5,773,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$2,133,583	$2,085,753	$1,934,427
Interest-bearing	3,604,267	3,333,766	3,240,085

Total deposits	5,737,850	5,419,519	5,174,512
Short-term borrowings	8,603	4,590	4,891
Long-term borrowings	2,000	6,938	11,040
Accrued interest payable and other liabilities	31,672	24,126	28,972
Junior subordinated debentures	26,804	26,804	26,804

Total liabilities	5,806,929	5,481,977	5,246,219

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,363,728, 15,333,622 and 15,228,277, respectively	15,364	15,334	15,228
Capital surplus	89,951	88,803	82,956
Retained earnings	458,857	448,953	423,637
Accumulated other comprehensive income, net of income tax of $2,486, $2,103 and $3,169, respectively	3,940	3,907	5,886

Total stockholders’ equity	568,112	556,997	527,707

Total liabilities and stockholders’ equity	$6,375,041	$6,038,974	$5,773,926

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME
Loans, including fees	$42,649	$41,174
Securities:
Taxable	1,305	1,353
Tax-exempt	280	346
Federal funds sold	5	1
Interest-bearing deposits with banks	1,090	977

Total interest income	45,329	43,851

INTEREST EXPENSE
Deposits	2,789	3,040
Short-term borrowings	2	2
Long-term borrowings	18	62
Junior subordinated debentures	491	491

Total interest expense	3,300	3,595

Net interest income	42,029	40,256
Provision for loan losses	1,218	300

Net interest income after provision for loan losses	40,811	39,956

NONINTEREST INCOME
Trust revenue	2,151	1,906
Service charges on deposits	13,458	12,336
Securities transactions	450	122
Income from sales of loans	351	688
Insurance commissions	3,966	4,045
Cash management	1,585	1,423
Gain on sale of other assets	5	217
Other	1,596	1,798

Total noninterest income	23,562	22,535

NONINTEREST EXPENSE
Salaries and employee benefits	25,938	25,209
Occupancy and fixed assets expense, net	2,789	2,580
Depreciation	2,349	2,308
Amortization of intangible assets	408	443
Data processing services	1,170	1,185
Net expense from other real estate owned	550	122
Marketing and business promotion	1,716	1,507
Deposit insurance	773	743
Other	8,143	7,847

Total noninterest expense	43,836	41,944

Income before taxes	20,537	20,547
Income tax expense	5,880	7,175

Net income	$14,657	$13,372

NET INCOME PER COMMON SHARE
Basic	$0.96	$0.88

Diluted	$0.94	$0.86

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of tax of $(403) and $226, respectively	$65	$(421)
Reclassification adjustment for gains included in net income, net of tax of $20 and $5, respectively	(32)	(10)

Other comprehensive gain (loss), net of tax of $(383) and $231, respectively	33	(431)

Comprehensive income	$14,690	$12,941

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
COMMON STOCK
Issued at beginning of period	$15,334	$15,242
Shares issued	30	9
Shares acquired and canceled	—	(23)

Issued at end of period	$15,364	$15,228

CAPITAL SURPLUS
Balance at beginning of period	$88,803	$82,401
Common stock issued	878	158
Tax effect of stock options	(77)	23
Stock-based compensation arrangements	347	374

Balance at end of period	$89,951	$82,956

RETAINED EARNINGS
Balance at beginning of period	$448,953	$415,607
Net income	14,657	13,372
Dividends on common stock	(4,753)	(4,422)
Common stock acquired and canceled	—	(920)

Balance at end of period	$458,857	$423,637

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period	$3,907	$6,317
Net change	33	(431)

Balance at end of period	$3,940	$5,886

Total stockholders’ equity	$568,112	$527,707

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,657	$13,372
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	1,218	300
Depreciation and amortization	2,757	2,751
Net amortization of securities premiums and discounts	276	417
Realized securities gains	(450)	(122)
Gain on sales of loans	(351)	(688)
Cash receipts from the sale of loans originated for sale	30,779	54,540
Cash disbursements for loans originated for sale	(29,189)	(50,479)
Deferred income tax provision	(1,934)	(96)
Gain on other assets	(62)	(99)
Decrease (increase) in interest receivable	133	(318)
Decrease in interest payable	(200)	(158)
Amortization of stock-based compensation arrangements	347	374
Other, net	2,205	3,819

Net cash provided by operating activities	20,186	23,613

INVESTING ACTIVITIES
Net decrease in federal funds sold	1,619	700
Net cash and due from banks received from acquisitions	174,645	—
Purchases of held for investment securities	—	—
Purchases of available for sale securities	(99,914)	(20,565)
Proceeds from maturities, calls and paydowns of held for investment securities	718	315
Proceeds from maturities, calls and paydowns of available for sale securities	44,920	15,317
Proceeds from sales of available for sale securities	498	1,027
Purchases of loans	(14,126)	(26,597)
Proceeds from sales of loans	5,667	27,426
Net other (increase) decrease in loans	(37,970)	17,252
Purchases of premises, equipment and computer software	(3,154)	(3,683)
Proceeds from the sale of other assets	812	988

Net cash provided by investing activities	73,715	12,180

FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits	80,601	(239,034)
Net decrease in time deposits	(64,084)	(27,284)
Net increase in short-term borrowings	4,013	320
(Paydown) issuance of long-term borrowings	(4,938)	1,862
Issuance of common stock	831	190
Common stock acquired	—	(943)
Cash dividends paid	(4,753)	—

Net cash provided by (used in) financing activities	11,670	(264,889)

Net increase (decrease) in cash, due from banks and interest-bearing deposits	105,571	(229,096)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,857,535	1,945,148

Cash, due from banks and interest-bearing deposits at the end of the period	$1,963,106	$1,716,052

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,991	$3,753

Cash paid during the period for income taxes	$850	$—

Noncash investing and financing activities:
Unpaid common stock dividends declared	$4,744	$4,422

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United State of America (U.S. GAAP) and general practice within the banking industry. A summary of significant accounting policies can be found in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, should be referred to in connection with these unaudited interim consolidated financial statements.

The unaudited interim consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2013, the date of the most recent annual report.

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

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310-40).” ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Adoption of ASU 2014-04 is not expected to have a significant effect on the Company’s financial statements.

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

On January 24, 2014, BancFirst, a wholly-owned subsidiary of BancFirst Corporation, assumed all of the deposits and purchased certain assets of The Bank of Union, El Reno, Oklahoma (“The Bank of Union”). The Bank of Union was closed on that day by the Oklahoma State Banking Department.

At the time of the closing, The Bank of Union had total deposits of approximately $302 million that were assumed by BancFirst. BancFirst initially purchased approximately $121 million of loans, the majority of which were classified as performing, $4.8 million of securities, and only $10,000 of other real estate. Its bid included a discount for the loans purchased. BancFirst had bid on, but was generally not awarded, loans that were classified as nonperforming. The acquisition did not have a material effect on the Company’s consolidated financial statements.

At March 31, 2014, the acquired branch had approximately $98.8 million of loans, the majority of which are classified as performing, and deposits of approximately $231.0 million.

(3)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

March 31, 2014
(Dollars in thousands)
Held for investment, at cost (fair value: $11,351)	$11,269
Available for sale, at fair value	575,749

Total	$587,018

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage backed securities (1)	$575	$41	$—	$616
States and political subdivisions	10,694	48	(7)	10,735

Total	$11,269	$89	$(7)	$11,351

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S. treasury and other federal agencies	$474,579	$1,452	$(498)	$475,533
Mortgage backed securities (1)	29,228	637	(1)	29,864
States and political subdivisions	53,456	1,583	(68)	54,971
Other securities (2)	12,060	3,462	(141)	15,381

Total	$569,323	$7,134	$(708)	$575,749

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	March 31, 2014
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$3,190	$3,193
After one year but within five years	7,240	7,274
After five years but within ten years	639	662
After ten years	200	222

Total	$11,269	$11,351

Available for Sale
Contractual maturity of debt securities:
Within one year	$172,145	$172,418
After one year but within five years	267,092	267,938
After five years but within ten years	27,354	28,056
After ten years	94,085	95,439

Total debt securities	560,676	563,851
Equity securities	8,647	11,898

Total	$569,323	$575,749

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

March 31, 2014
(Dollars in thousands)
Book value of pledged securities	$434,972

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$676,084	19.09%	$605,672	17.88%	$518,438	16.10%
Oil & gas production & equipment	99,382	2.80	96,907	2.86	154,392	4.79
Agriculture	109,570	3.09	111,323	3.29	96,094	2.98
State and political subdivisions:
Taxable	9,824	0.28	10,217	0.30	9,272	0.29
Tax-exempt	11,219	0.32	11,073	0.33	13,034	0.41
Real estate:
Construction	299,238	8.45	284,808	8.41	231,770	7.20
Farmland	141,059	3.98	132,512	3.91	124,347	3.86
One to four family residences	723,358	20.42	703,903	20.78	680,129	21.12
Multifamily residential properties	60,785	1.72	60,080	1.77	47,506	1.48
Commercial	1,134,384	32.02	1,097,484	32.40	1,084,864	33.69
Consumer	251,651	7.10	250,588	7.40	240,600	7.47
Other (not classified above)	25,716	0.73	22,579	0.67	19,521	0.61

Total loans	$3,542,270	100.00%	$3,387,146	100.00%	$3,219,967	100.00%

Loans held for sale (included above)	$5,231		$6,469		$7,211

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

Accounting policies related to appraisals, nonaccruals and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	March 31,	December 31,	March 31,
	2014	2013	2013
	(Dollars in thousands)
Past due 90 days or more and still accruing	$910	$1,179	$542
Nonaccrual	17,753	14,390	20,933
Restructured	17,468	17,624	17,792

Total nonperforming and restructured loans	36,131	33,193	39,267
Other real estate owned and repossessed assets	7,590	8,386	9,424

Total nonperforming and restructured assets	$43,721	$41,579	$48,691

Nonperforming and restructured loans to total loans	1.02%	0.98%	1.22%

Nonperforming and restructured assets to total assets	0.69%	0.69%	0.84%

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table above. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $227,000 for the three months ended March 31, 2014 and approximately $301,000 for the three months ended March 31, 2013.

Restructured loans consisted primarily of one relationship restructured to defer principal payments. The relationship was evaluated by management and determined to be well collateralized. Additionally, none of the concessions granted involved a principal reduction or a change from the current market rate of interest. The collateral value is monitored periodically to evaluate possible impairment. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be restructured were not considered to be material.

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

	March 31, 2014	March 31, 2013
	(Dollars in thousands)
Non-residential real estate owner occupied	$448	$382
Non-residential real estate other	5,779	9,284
Residential real estate permanent mortgage	689	619
Residential real estate all other	958	3,716
Non-consumer non-real estate	1,287	1,449
Consumer non-real estate	165	187
Other loans	1,198	3,052
Acquired loans	7,229	2,244

Total	$17,753	$20,933

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of March 31, 2014
Non-residential real estate owner occupied	$518	$298	$816	$457,978	$458,794	$96
Non-residential real estate other	4,978	935	5,913	873,592	879,505	—
Residential real estate permanent mortgage	1,867	458	2,325	270,879	273,204	76
Residential real estate all other	1,274	543	1,817	565,930	567,747	86
Non-consumer non-real estate	2,749	929	3,678	824,361	828,039	18
Consumer non-real estate	2,151	260	2,411	223,551	225,962	218
Other loans	2,080	337	2,417	145,794	148,211	—
Acquired loans	3,053	4,608	7,661	153,147	160,808	416

Total	$18,670	$8,368	$27,038	$3,515,232	$3,542,270	$910

As of March 31, 2013
Non-residential real estate owner occupied	$1,230	$112	$1,342	$452,461	$453,803	$18
Non-residential real estate other	2,063	1,833	3,896	786,343	790,239	—
Residential real estate permanent mortgage	2,351	460	2,811	245,945	248,756	163
Residential real estate all other	2,087	408	2,495	522,542	525,037	105
Non-consumer non-real estate	2,100	214	2,314	748,287	750,601	74
Consumer non-real estate	1,994	184	2,178	209,142	211,320	126
Other loans	2,152	1,406	3,558	140,468	144,026	—
Acquired loans	1,993	328	2,321	93,864	96,185	56

Total	$15,970	$4,945	$20,915	$3,199,052	$3,219,967	$542

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of March 31, 2014
Non-residential real estate owner occupied	$688	$601	$29	$642
Non-residential real estate other	24,355	22,680	1,734	22,915
Residential real estate permanent mortgage	1,068	836	88	918
Residential real estate all other	1,318	1,139	218	1,335
Non-consumer non-real estate	1,824	1,491	427	1,449
Consumer non-real estate	548	527	134	572
Other loans	1,215	1,198	207	1,278
Acquired loans	20,179	13,361	189	9,744

Total	$51,195	$41,833	$3,026	$38,853

As of March 31, 2013
Non-residential real estate owner occupied	$580	$517	$19	$732
Non-residential real estate other	27,369	25,900	2,166	26,082
Residential real estate permanent mortgage	1,448	1,226	61	1,007
Residential real estate all other	4,631	4,246	1,276	3,840
Non-consumer non-real estate	1,899	1,565	452	2,249
Consumer non-real estate	441	421	96	408
Other loans	3,736	3,094	267	2,648
Acquired loans	10,311	8,261	41	8,893

Total	$50,415	$45,230	$4,378	$45,859

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

The general characteristics of the risk grades are disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of March 31, 2014
Non-residential real estate owner occupied	$381,290	$70,949	$6,052	$503	$—	$458,794
Non-residential real estate other	724,181	129,390	20,155	5,779	—	879,505
Residential real estate permanent mortgage	240,653	25,074	6,610	867	—	273,204
Residential real estate all other	474,152	86,033	6,495	1,067	—	567,747
Non-consumer non-real estate	673,757	147,625	5,350	1,307	—	828,039
Consumer non-real estate	212,492	11,388	1,655	427	—	225,962
Other loans	144,870	2,375	736	230	—	148,211
Acquired loans	92,581	48,073	12,091	7,917	146	160,808

Total	$2,943,976	$520,907	$59,144	$18,097	$146	$3,542,270

As of March 31, 2013
Non-residential real estate owner occupied	$393,152	$55,109	$5,142	$400	$—	$453,803
Non-residential real estate other	649,917	110,186	20,852	9,284	—	790,239
Residential real estate permanent mortgage	208,732	33,463	5,730	831	—	248,756
Residential real estate all other	461,620	51,181	8,410	3,826	—	525,037
Non-consumer non-real estate	647,162	97,110	4,800	1,529	—	750,601
Consumer non-real estate	198,107	10,912	1,923	374	4	211,320
Other loans	139,696	2,304	1,103	923	—	144,026
Acquired loans	74,939	14,936	4,009	2,301	—	96,185

Total	$2,773,325	$375,201	$51,969	$19,468	$4	$3,219,967

Allowance for Loan Losses Methodology

The allowance for loan losses (“ALL”) methodology is disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following table details activity in the ALL by class of loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other catagories.

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge- offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2014
Non-residential real estate owner occupied	$4,827	$(4)	$31	$27	$158	$5,012
Non-residential real estate other	11,026	—	3	3	(344)	10,685
Residential real estate permanent mortgage	2,825	(130)	10	(120)	532	3,237
Residential real estate all other	6,708	(49)	4	(45)	(178)	6,485
Non-consumer non-real estate	8,977	(70)	14	(56)	782	9,703
Consumer non-real estate	2,556	(140)	62	(78)	95	2,573
Other loans	1,991	(64)	17	(47)	128	2,072
Acquired loans	124	(17)	5	(12)	45	157

Total	$39,034	$(474)	$146	$(328)	$1,218	$39,924

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge- offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2013
Non-residential real estate owner occupied	$5,104	$—	$15	$15	$(253)	$4,866
Non-residential real estate other	9,865	(18)	4	(14)	614	10,465
Residential real estate permanent mortgage	2,781	(56)	11	(45)	20	2,756
Residential real estate all other	7,034	(95)	2	(93)	224	7,165
Non-consumer non-real estate	9,385	(36)	31	(5)	(398)	8,982
Consumer non-real estate	2,451	(140)	76	(64)	(3)	2,384
Other loans	1,885	(139)	—	(139)	76	1,822
Acquired loans	220	(49)	33	(16)	20	224

Total	$38,725	$(533)	$172	$(361)	$300	$38,664

The following table details the amount of ALL by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	ALL
	March 31, 2014		March 31, 2013
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Non-residential real estate owner occupied	$361	$4,651	$210	$4,656
Non-residential real estate other	1,929	8,756	2,484	7,981
Residential real estate permanent mortgage	588	2,649	224	2,532
Residential real estate all other	733	5,752	1,899	5,266
Non-consumer non-real estate	1,133	8,570	1,211	7,771
Consumer non-real estate	389	2,184	290	2,094
Other loans	242	1,830	199	1,623
Acquired loans	—	157	—	224

Total	$5,375	$34,549	$6,517	$32,147

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	March 31, 2014			March 31, 2013
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Non-residential real estate owner occupied	$6,555	$452,239	$—	$5,542	$448,261	$—
Non-residential real estate other	25,934	853,571	—	30,136	760,103	—
Residential real estate permanent mortgage	7,477	265,727	—	6,561	242,195	—
Residential real estate all other	7,562	560,185	—	12,236	512,801	—
Non-consumer non-real estate	6,657	821,382	—	6,329	744,272	—
Consumer non-real estate	2,082	223,880	—	2,301	209,019	—
Other loans	308	147,903	—	246	143,780	—
Acquired loans	—	140,654	20,154	—	89,875	6,310

Total	$56,575	$3,465,541	$20,154	$63,351	$3,150,306	$6,310

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Other real estate owned	$66	$436
Repossessed assets	327	209

Total	$393	$645

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of March 31, 2014
Core deposit intangibles	$12,681	$(4,938)	$7,743
Customer relationship intangibles	5,699	(2,428)	3,271
Mortgage servicing intangibles	696	(161)	535

Total	$19,076	$(7,527)	$11,549

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
As of March 31, 2014
Balance at beginning of period	$8,079	$30,552	$5,464	$450	$44,545
Acquisitions	—	573	—	—	573

Balance at end of period	$8,079	$31,125	$5,464	$450	$45,118

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(6)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,000,000 shares in May 2013. At March 31, 2014, 145,860 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2014. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2014 will become exercisable through the year 2020. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 205,000 shares in May 2009. At March 31, 2014, 5,000 shares were available for future grants. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2014 will become exercisable through the year 2017. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term		Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2014
Outstanding at December 31, 2013	1,158,317	$34.45
Options granted	—	—
Options exercised	(28,750)	30.10
Options canceled, forfeited or expired	—	—

Outstanding at March 31, 2014	1,129,567	34.56	8.63	Yrs	$24,931

Exercisable at March 31, 2014	538,667	28.01	6.19	Yrs	$15,415

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Weighted average grant-date fair value per share of options granted	$—	$—
Total intrinsic value of options exercised	745	206
Cash received from options exercised	865	142
Tax benefit realized from options exercised	288	80

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility, and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Stock-based compensation expense	$347	$374
Tax benefit	134	145

Stock-based compensation expense, net of tax	$213	$229

The Company will continue to amortize the remaining fair value of stock options over the remaining vesting period of approximately seven years. The following table shows the remaining fair value of stock options:

March 31, 2014
(Dollars in thousands)
Fair value of stock options	$4,778

(7)	STOCKHOLDERS’ EQUITY

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

The following table is a summary of the shares under the program:

	Three Months Ended March 31,
	2014	2013
Number of shares repurchased	—	23,050
Average price of shares repurchased	—	$40.92
Shares remaining to be repurchased	194,723	211,914

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of March 31, 2014, the Company and BancFirst met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2014:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation.	$573,963	14.52%	$316,297	8.00%	N/A	N/A
BancFirst	537,600	13.62%	315,685	8.00%	$394,606	10.00%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	534,039	13.51%	158,148	4.00%	N/A	N/A
BancFirst	497,676	12.61%	157,842	4.00%	236,763	6.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	534,039	8.45%	191,252	3.00%	N/A	N/A
BancFirst	497,676	7.89%	190,650	3.00%	317,750	5.00%

As of March 31, 2014, BancFirst was considered to be “well capitalized” and there are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date. To be well capitalized under Federal bank regulatory agency definitions, a depository institution must have a Tier 1 Capital (to Risk Weighted Assets) of at least 6%, a Total Capital (to Risk Weighted Assets) of at least 10%, and a Tier 1 Capital (to Total Assets) of at least 5%. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $10 billion.

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

Management believes that, as of March 31, 2014, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2014
Basic
Income available to common stockholders	$14,657	15,342,486	$0.96

Effect of stock options	—	318,434

Diluted
Income available to common stockholders plus assumed exercises of stock options	$14,657	15,660,920	$0.94

Three Months Ended March 31, 2013
Basic
Income available to common stockholders	$13,372	15,238,701	$0.88

Effect of stock options	—	243,816

Diluted
Income available to common stockholders plus assumed exercises of stock options	$13,372	15,482,517	$0.86

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended March 31, 2014	65,000	$54.01
Three Months Ended March 31, 2013	534,000	39.44

(9)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2014
Securities available for sale:
U.S. Treasury	$128,740	$—	$—	$128,740
U.S. federal agencies	—	346,793	—	346,793
Mortgage-backed securities	—	12,277	17,587	29,864
States and political subdivisions	—	54,971	—	54,971
Other securities	—	3,482	11,899	15,381
Derivative assets	—	3,072	—	3,072
Derivative liabilities	—	1,667	—	1,667
Loans held for sale	—	5,231	—	5,231
Mortgage servicing intangibles	—	—	535	535
March 31, 2013
Securities available for sale:
U.S. Treasury	$20,304	$—	$—	$20,304
U.S. federal agencies	—	442,075	—	442,075
Mortgage-backed securities	—	17,974	—	17,974
States and political subdivisions	—	55,493	—	55,493
Other securities	—	3,421	10,124	13,545
Derivative assets	—	3,424	—	3,424
Derivative liabilities	—	1,658	—	1,658
Loans held for sale	—	7,211	—	7,211
Mortgage servicing intangibles	—	—	709	709

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31
	2014	2013
	(Dollars in thousands)
Balance at the beginning of the year	$32,002	$10,779
Purchases, issuances and settlements	(1,847)	116
Sales	(499)	(15)
Gains included in earnings	417	(30)
Total unrealized losses	(52)	(17)

Balance at the end of the period	$30,021	$10,833

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the three months ended March 31, 2014 and 2013, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis and the related gains or losses recognized during the period:

	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Three Months Ended March 31, 2014
Impaired loans (less specific allowance)	—	—	$38,807	$38,807	$—
Foreclosed assets	—	—	262	262	(12)
Other real estate owned	—	—	7,328	7,328	(517)
Three Months Ended March 31, 2013
Impaired loans (less specific allowance)	—	—	$40,852	$40,852	$—
Foreclosed assets	—	—	326	326	13
Other real estate owned	—	—	9,098	9,098	(87)

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	March 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,966,106	$1,966,106	$1,716,052	$1,716,052
Securities held for investment	11,269	11,351	16,099	16,317
Level 3 inputs:
Loans, net	3,502,346	3,424,944	3,181,303	3,240,479
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	5,737,850	5,538,503	5,174,512	5,200,273
Short-term borrowings	8,603	8,603	4,891	4,891
Long-term borrowings	2,000	1,997	11,040	11,010
Junior subordinated debentures	26,804	28,948	26,804	31,093
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,712		1,556
Letters of credit		459		469

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights which are valued quarterly) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at March 31, 2014 or 2013.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

	March 31, 2014
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	310	$981
Derivative liabilities	Barrels	(310)	(572)
Natural Gas
Derivative assets	MMBTUs	2,731	2,091
Derivative liabilities	MMBTUs	(2,731)	(1,095)
Total Fair Value	Included in
Derivative assets	Other assets		3,072
Derivative liabilities	Other liabilities		(1,667)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Derivative income	$149	$108

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank customers:

March 31, 2014
(Dollars in thousands)
Credit exposure	$2,974

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2014
Net interest income (expense)	$13,787	$27,241	$1,376	$(375)	$—	$42,029
Noninterest income	3,413	12,266	7,056	15,955	(15,128)	23,562
Income before taxes	7,790	15,077	3,066	9,679	(15,075)	20,537
Three Months Ended March 31, 2013
Net interest income (expense)	$14,011	$25,144	$1,565	$(464)	$—	$40,256
Noninterest income	3,190	11,545	6,902	14,749	(13,851)	22,535
Income before taxes	8,937	14,077	3,237	8,094	(13,798)	20,547
Total Assets:
March 31, 2014	$2,093,563	$3,973,407	$113,732	$816,489	$(622,150)	$6,375,041
December 31, 2013	2,079,444	3,764,429	103,656	703,294	(611,849)	6,038,974
March 31, 2013	1,926,511	3,627,011	109,887	690,318	(579,801)	5,773,926

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This discussion and analysis should be read in conjunction with the Company’s December 31, 2013 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the Company’s consolidated financial statements and the related Notes included in Item 1.

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

SUMMARY

BancFirst Corporation’s net income for the first quarter of 2014 was $14.7 million, compared to $13.4 million for the first quarter of 2013. Diluted net income per common share was $0.94 and $0.86 for the first quarter of 2014 and 2013, respectively.

The Company’s net interest income for the first quarter of 2014 increased to $42.0 million, compared to $40.3 million for the first quarter of 2013, due to higher volume of earning assets. The net interest margin for the quarter was 2.98%, compared to 3.08% a year ago, as interest rates have remained at historically low levels. The Company’s provision for loan loss for the first quarter of 2014 increased to $1.2 million, compared to $300,000 a year ago, primarily due to loan growth during the quarter. Net charge-offs for the quarter were only 0.01% of average loans, which was the same as the first quarter of 2013. Noninterest income for the quarter totaled $23.6 million, compared to $22.5 million last year. Noninterest expense for the quarter totaled $43.8 million, compared to $41.9 million last year. During the first quarter of 2014, increases in salaries and benefits, primarily due to the impact of standard annual merit increases, were substantially offset by lower than anticipated health care costs of approximately $950,000. The Company’s effective tax rate decreased to 28.6% compared to 34.9% for the first quarter of 2013, due primarily to the recognition of state deferred tax benefits.

At March 31, 2014, the Company’s total assets were $6.4 billion, up $336.1 million, or 5.6%, from $6.0 billion at December 31, 2013. Securities increased $59.4 million to a total of $587.0 million. Loans totaled $3.5 billion, up $155.1 million from December 31, 2013. Deposits totaled $5.7 billion, up $318.3 million. The Company’s total stockholders’ equity was $568.1 million, an increase of $11.1 million, or 2.0%, over December 31, 2013.

Asset quality remained strong and was little changed from the previous quarters. Nonperforming and restructured assets were 0.69% of total assets, consistent with December 31, 2013. The allowance to total loans was 1.13%, compared to 1.15% at year end 2013.

On January 24, 2014, BancFirst, a wholly-owned subsidiary of BancFirst Corporation, assumed all of the deposits and purchased certain assets of The Bank of Union, El Reno, Oklahoma (“The Bank of Union”). The Bank of Union was closed on that day by the Oklahoma State Banking Department. At March 31, 2014, the acquired bank had approximately $98.8 million of loans, the majority of which are classified as performing, and deposits of approximately $231.0 million.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Income Statement Data
Net interest income	$42,029	$40,256
Provision for loan losses	1,218	300
Securities transactions	450	122
Total noninterest income	23,562	22,535
Salaries and employee benefits	25,938	25,209
Total noninterest expense	43,836	41,944
Net income	14,657	13,372
Per Common Share Data
Net income – basic	$0.96	$0.88
Net income – diluted	0.94	0.86
Cash dividends	0.31	0.29
Performance Data
Return on average assets	0.96%	0.94%
Return on average stockholders’ equity	10.51	10.31
Cash dividend payout ratio	32.45	33.05
Net interest spread	2.83	2.91
Net interest margin	2.98	3.08
Efficiency ratio	66.83	66.80
Net charge-offs to average loans	0.01	0.01

Net Interest Income

For the three months ended March 31, 2014, net interest income, which is the Company’s principal source of operating revenue, was $42.0 million compared to $40.3 million for the three months ended March 31, 2013, due to a higher volume of earning assets. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin decreased slightly for the first quarter of 2014 compared to the first quarter of 2013, due to continued historically low interest rates. If interest rates and/or loan volume do not increase, management expects continued compression of its net interest margin for the remainder of 2014 as higher yielding loans mature and are replaced at current market rates.

Provision for Loan Losses

The Company’s provision for loan loss for the first quarter of 2014 increased to $1.2 million compared to $300,000 a year ago, primarily due to loan growth during the quarter. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $328,000 for the first quarter of 2014, compared to $361,000 for the first quarter of 2013. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

Noninterest Income

Noninterest income totaled $23.6 million for the first quarter of 2014 compared to $22.5 million for the first quarter of 2013. Service charges on deposits have increased due primarily to an increase in deposit accounts from internal growth. The Company had fees from debit card usage totaling $5.0 million and $4.1 million during the three months ended March 31, 2014 and 2013, respectively. Trust revenue and cash management revenue also increased due to growth in the number of customers and increased activity.

Noninterest Expense

For the three months ended March 31, 2014, noninterest expense totaled $43.8 million, compared to $41.9 million for the three months ended March 31, 2013. The increase in noninterest expense for the quarter was partly due to the acquisition of The Bank of Union, which added $934,000. During the first quarter of 2014, increases in salaries and benefits, primarily due to the impact of standard annual merit increases, were substantially offset by lower than anticipated health care costs of approximately $950,000.

Income Taxes

The Company’s effective tax rate on income before taxes was 28.6% for the first quarter of 2014, compared to 34.9% for the first quarter of 2013, due primarily to the recognition of state deferred tax benefits.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2014	2013	2013
	(unaudited)		(unaudited)
Balance Sheet Data
Total assets	$6,375,041	$6,038,974	$5,773,926
Total loans	3,542,270	3,387,146	3,219,967
Allowance for loan losses	39,924	39,034	38,664
Securities	587,018	527,627	565,490
Deposits	5,737,850	5,419,519	5,174,512
Stockholders’ equity	568,112	556,997	527,707
Book value per share	36.98	36.33	34.65
Tangible book value per share	33.29	32.75	30.97
Average loans to deposits (year-to-date)	62.46%	62.69%	62.27%
Average earning assets to total assets (year-to-date)	92.46	92.65	92.79
Average stockholders’ equity to average assets (year-to-date)	9.10	9.23	9.14
Asset Quality Ratios
Nonperforming and restructured loans to total loans	1.02%	0.98%	1.22%
Nonperforming and restructured assets to total assets	0.69	0.69	0.84
Allowance for loan losses to total loans	1.13	1.15	1.20
Allowance for loan losses to nonperforming and restructured loans	110.50	117.60	98.47

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of March 31, 2014 increased $108.6 million from December 31, 2013 and increased $250.1 million from March 31, 2013. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the funds market that has resulted in near zero overnight federal funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period which continues to be 0.25%.

Securities

At March 31, 2014, total securities increased $59.4 million compared to December 31, 2013 and increased $21.5 million compared to March 31, 2013. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $6.4 million at March 31, 2014, compared to an unrealized gain of $6.0 million at December 31, 2013, and an unrealized gain of $9.1 million at March 31, 2013. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $3.9 million, $3.9 million and $5.9 million respectively.

Loans (Including Acquired Loans)

At March 31, 2014, total loans were up $155.1 million from December 31, 2013 and up $322.3 million from March 31, 2013, due to internal growth and the acquisition of The Bank of Union, which added $98.8 million.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At March 31, 2014, the allowance for loan losses represented 1.13% of total loans, compared to 1.15% at December 31, 2013 and 1.20% at March 31, 2013.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $11.3 million at March 31, 2014, $2.3 million at December 31, 2013, and $2.7 million at March 31, 2013 while the acquired loans outstanding were $160.8 million, $65.9 million and $96.2 million, respectively. The increase during 2014 was due to the acquisition of the Bank of Union. The decrease in 2013 was due to improved credit quality of the loans and loan payoffs.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $43.7 million at March 31, 2014, compared to $41.6 million at December 31, 2013 and $48.7 million at March 31, 2013. The Company’s level of nonperforming and restructured assets has continued to be relatively low.

Nonaccrual loans totaled $17.8 million at March 31, 2014, compared to $14.4 million at the end of 2013. Nonaccrual loans increased in the first quarter of 2014 due primarily to the acquisition of nonperforming loans from The Bank of Union. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding, was approximately $227,000 for the first quarter of 2014 and $301,000 for the first quarter of 2013. Only a small amount of this interest is expected to be ultimately collected.

Other real estate owned and repossessed assets totaled $7.6 million at March 31, 2014, compared to $8.4 million at December 31, 2013 and $9.4 million at March 31, 2013.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $4.4 million of these loans at March 31, 2014, compared to $6.2 million at December 31, 2013 and $3.3 million at March 31, 2013. Potential problem loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At March 31, 2014, total deposits increased $318.3 million compared to December 31, 2013 and increased $563.3 million compared to March 31, 2013. The acquisition of The Bank of Union added $231.0 million in deposits. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 93.5% at March 31, 2014 and December 31, 2013, compared to 92.8% at March 31, 2013. Noninterest-bearing deposits to total deposits were 37.2% at March 31, 2014, compared to 38.5% at December 31, 2013 and 37.4% at March 31, 2013.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $8.6 million at March 31, 2014, compared to $4.6 million at December 31, 2013 and $4.9 million at March 31, 2013.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $563.8 million, are pledged as collateral for the borrowings under the line of credit. As of March 31, 2014, the Company had approximately $2.0 million in advances outstanding compared to $6.9 million at December 31, 2013 and $11.0 million at March 31, 2013. The outstanding advance matures in 2014.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Capital Resources

Stockholders’ equity totaled $568.1 million at March 31, 2014, compared to $557.0 million at December 31, 2013 and $527.7 million at March 31, 2013. In addition to net income of $14.7 million, other changes in stockholders’ equity during the three months ended March 31, 2014 included $831,000 related to stock option exercises, $347,000 related to stock-based compensation and an $33,000 increase in other comprehensive income, that were partially offset by $4.8 million in dividends. The Company’s Tier 1 Capital (to Total Assets) and Total Capital (to Risk Weighted Assets) were 8.45% and 14.52%, respectively, at March 31, 2014, well in excess of the regulatory minimums.

See Note (7) of the Notes to the Consolidated Financial Statements for a discussion of capital ratio requirements.

CONTRACTUAL OBLIGATIONS

There have not been any material changes in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis, which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2014			2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,481,988	$42,714	4.97%	$3,219,496	$41,255	5.20%
Securities – taxable	484,900	1,305	1.09	524,384	1,353	1.05
Securities – tax exempt	41,206	430	4.23	45,006	532	4.80
Interest-bearing deposits w/ banks & FFS	1,739,671	1,095	0.26	1,551,233	977	0.26

Total earning assets	5,747,765	45,544	3.21	5,340,119	44,117	3.35

Nonearning assets:
Cash and due from banks	200,176			144,940
Interest receivable and other assets	307,983			308,532
Allowance for loan losses	(39,257)			(38,646)

Total nonearning assets	468,902			414,826

Total assets	$6,216,667			$5,754,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$760,342	$198	0.11%	$675,854	$167	0.10%
Savings deposits	1,957,007	1,103	0.23	1,780,675	1,080	0.25
Time deposits	801,054	1,488	0.75	826,131	1,793	0.88
Short-term borrowings	5,487	2	0.13	4,770	2	0.14
Long-term borrowings	5,309	18	1.36	8,569	62	2.91
Junior subordinated debentures	26,804	491	7.43	26,804	491	7.43

Total interest-bearing liabilities	3,556,003	3,300	0.38	3,322,803	3,595	0.44

Interest-free funds:
Noninterest-bearing deposits	2,056,512			1,887,883
Interest payable and other liabilities	38,522			18,489
Stockholders’ equity	565,630			525,770

Total interest free funds	2,660,664			2,432,142

Total liabilities and stockholders’ equity	$6,216,667			$5,754,945

Net interest income		$42,244			$40,522

Net interest spread			2.83%			2.91%

Effect of interest free funds			0.15%			0.17%

Net interest margin			2.98%			3.08%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2013, the date of its most recent annual report to stockholders.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer, Interim Chief Financial Officer and Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Senior Financial Officer, Treasurer, Controller, and General Counsel have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

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

Item 1A. Risk Factors.

As of March 31, 2014, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

BANCFIRST CORPORATION
(Registrant)

Date: May 9, 2014	/s/ David E. Rainbolt
David E. Rainbolt
President
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2014	/s/ Randy Foraker
Randy Foraker
Executive Vice President
Interim Chief Financial Officer
and Chief Risk Officer
(Principal Financial and Accounting Officer)