Form 10-Q
period 2014-06-30
BANCFIRST CORP /OK/
filed 2014-08-08
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014 there were 15,423,103 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,	June 30,
	2014	2013	2013
	(unaudited)	(see Note 1)	(unaudited)
ASSETS
Cash and due from banks	$233,627	$196,547	$191,734
Interest-bearing deposits with banks	1,622,810	1,660,988	1,528,505
Securities (fair value: $570,518, $527,735, and $520,567, respectively)	570,429	527,627	520,424
Loans:
Total loans (net of unearned interest)	3,665,908	3,387,146	3,245,084
Allowance for loan losses	(43,297)	(39,034)	(38,982)

Loans, net	3,622,611	3,348,112	3,206,102
Premises and equipment, net	121,559	117,862	117,621
Other real estate owned	6,114	8,149	7,992
Intangible assets, net	11,574	10,273	11,100
Goodwill	44,962	44,545	44,545
Accrued interest receivable and other assets	134,947	124,871	121,643

Total assets	$6,368,633	$6,038,974	$5,749,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$2,205,257	$2,085,753	$1,955,723
Interest-bearing	3,516,336	3,333,766	3,194,688

Total deposits	5,721,593	5,419,519	5,150,411
Short-term borrowings	12,317	4,590	3,522
Long-term borrowings	—	6,938	9,964
Accrued interest payable and other liabilities	27,414	24,126	24,004
Junior subordinated debentures	26,804	26,804	26,804

Total liabilities	5,788,128	5,481,977	5,214,705

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,398,603, 15,333,622 and 15,255,864, respectively	15,399	15,334	15,256
Capital surplus	91,447	88,803	84,360
Retained earnings	468,761	448,953	431,120
Accumulated other comprehensive income, net of income tax of $3,090, $2,103 and $2,275, respectively	4,898	3,907	4,225

Total stockholders’ equity	580,505	556,997	534,961

Total liabilities and stockholders’ equity	$6,368,633	$6,038,974	$5,749,666

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$45,855	$41,493	$88,504	$82,667
Securities:
Taxable	1,502	1,295	2,807	2,648
Tax-exempt	273	314	553	660
Federal funds sold	—	1	1	2
Interest-bearing deposits with banks	1,096	970	2,190	1,947

Total interest income	48,726	44,073	94,055	87,924

INTEREST EXPENSE
Deposits	2,733	2,889	5,522	5,929
Short-term borrowings	5	1	7	3
Long-term borrowings	7	62	25	124
Junior subordinated debentures	492	491	983	982

Total interest expense	3,237	3,443	6,537	7,038

Net interest income	45,489	40,630	87,518	80,886
Provision for loan losses	3,129	516	4,347	816

Net interest income after provision for loan losses	42,360	40,114	83,171	80,070

NONINTEREST INCOME
Trust revenue	2,315	2,015	4,466	3,921
Service charges on deposits	14,360	12,924	27,818	25,260
Securities transactions	85	129	535	251
Income from sales of loans	467	691	818	1,379
Insurance commissions	3,262	3,045	7,228	7,090
Cash management	1,703	1,626	3,288	3,049
Gain on sale of other assets	3	34	8	251
Other	1,416	1,269	3,012	3,067

Total noninterest income	23,611	21,733	47,173	44,268

NONINTEREST EXPENSE
Salaries and employee benefits	27,478	25,085	53,416	50,294
Occupancy and fixed assets expense, net	2,784	2,501	5,573	5,081
Depreciation	2,375	2,358	4,724	4,666
Amortization of intangible assets	458	424	866	867
Data processing services	1,185	1,229	2,355	2,414
Net (income) expense from other real estate owned	(406)	643	144	765
Marketing and business promotion	1,661	1,456	3,377	2,963
Deposit insurance	873	742	1,646	1,485
Other	9,449	8,017	17,592	15,864

Total noninterest expense	45,857	42,455	89,693	84,399

Income before taxes	20,114	19,392	40,651	39,939
Income tax expense	(5,426)	(6,799)	(11,306)	(13,974)

Net income	$14,688	$12,593	$29,345	$25,965

NET INCOME PER COMMON SHARE
Basic	$0.94	$0.83	$1.90	$1.70

Diluted	$0.92	$0.82	$1.86	$1.68

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of tax of $(618), $857, $(1,021) and $1,083, respectively	$980	$(1,593)	$1,045	$(2,014)
Reclassification adjustment for gains included in net income, net of tax of $14, $37, $34 and $42, respectively	(22)	(68)	(54)	(78)

Other comprehensive income (loss), net of tax of $(604), $894, $(987) and $1,125, respectively	958	(1,661)	991	(2,092)

Comprehensive income	$15,646	$10,932	$30,336	$23,873

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
COMMON STOCK
Issued at beginning of period	$15,364	$15,228	$15,334	$15,242
Shares issued	35	50	65	59
Shares acquired and canceled	—	(22)	—	(45)

Issued at end of period	$15,399	$15,256	$15,399	$15,256

CAPITAL SURPLUS
Balance at beginning of period	$89,951	$82,956	$88,803	$82,401
Common stock issued	742	870	1,620	1,028
Tax effect of stock options	325	213	248	236
Stock-based compensation arrangements	429	321	776	695

Balance at end of period	$91,447	$84,360	$91,447	$84,360

RETAINED EARNINGS
Balance at beginning of period	$458,857	$423,637	$448,953	$415,607
Net income	14,688	12,593	29,345	25,965
Dividends on common stock	(4,784)	(4,411)	(9,537)	(8,833)
Common stock acquired and canceled	—	(699)	—	(1,619)

Balance at end of period	$468,761	$431,120	$468,761	$431,120

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period	$3,940	$5,886	$3,907	$6,317
Net change	958	(1,661)	991	(2,092)

Balance at end of period	$4,898	$4,225	$4,898	$4,225

Total stockholders’ equity	$580,505	$534,961	$580,505	$534,961

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,345	$25,965
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	4,347	816
Depreciation and amortization	5,590	5,533
Net amortization of securities premiums and discounts	512	839
Realized securities gains	(535)	(251)
Gain on sales of loans	(818)	(1,379)
Cash receipts from the sale of loans originated for sale	71,074	111,609
Cash disbursements for loans originated for sale	(73,306)	(108,613)
Deferred income tax provision	(2,943)	(335)
Gain on other assets	(535)	(224)
(Increase) decrease in interest receivable	(411)	18
Decrease in interest payable	(316)	(263)
Amortization of stock-based compensation arrangements	776	695
Other, net	(1,619)	8,304

Net cash provided by operating activities	31,161	42,714

INVESTING ACTIVITIES
Net decrease in federal funds sold	4,619	700
Net cash and due from banks received from acquisitions	174,283	—
Purchases of held for investment securities	—	(252)
Purchases of available for sale securities	(203,890)	(20,697)
Proceeds from maturities, calls and paydowns of held for investment securities	2,689	2,642
Proceeds from maturities, calls and paydowns of available for sale securities	163,472	56,369
Proceeds from sales of available for sale securities	1,951	251
Purchases of loans	(43,787)	(34,124)
Proceeds from sales of loans	19,257	45,889
Net other increase in loans	(141,858)	(18,088)
Purchases of premises, equipment and computer software	(5,783)	(7,052)
Proceeds from the sale of other assets	3,322	2,178

Net cash (used in) provided by investing activities	(25,725)	27,816

FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits	92,966	(244,230)
Net decrease in time deposits	(92,706)	(46,189)
Net increase (decrease) in short-term borrowings	7,727	(1,049)
(Pay down) issuance of long-term borrowings	(6,938)	786
Issuance of common stock	1,933	1,323
Common stock acquired	—	(1,664)
Cash dividends paid	(9,516)	(4,416)

Net cash used in financing activities	(6,534)	(295,439)

Net decrease in cash, due from banks and interest-bearing deposits	(1,098)	(224,909)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,857,535	1,945,148

Cash, due from banks and interest-bearing deposits at the end of the period	$1,856,437	$1,720,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$6,853	$7,301

Cash paid during the period for income taxes	$13,770	$12,942

Noncash investing and financing activities:
Unpaid common stock dividends declared	$4,765	$4,417

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc. and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BancFirst Agency, Inc. and BancFirst Community Development Corporation. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

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

In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Affordable Housing Projects (Topic 323).” ASU 2014-01 revises the necessary criteria that need to be met in order for an entity to account for investments in affordable housing projects net of the provision for income taxes. It also changes the method of recognition from an effective amortization approach to a proportional amortization approach. Additional disclosures were also set forth in this update. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments are required to be applied retrospectively to all periods presented. Early adoption is permitted and adoption of the standard is optional. Management is evaluating whether to adopt the principle and it is not expected to have a significant effect on the Company’s financial statements whether or not it is adopted.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On January 24, 2014, BancFirst, a wholly-owned subsidiary of BancFirst Corporation, assumed all of the deposits and purchased certain assets of The Bank of Union, El Reno, Oklahoma (“The Bank of Union”). The Bank of Union was closed on that day by the Oklahoma State Banking Department.

At the time of the closing, The Bank of Union had total deposits of approximately $302 million that were assumed by BancFirst. BancFirst initially purchased approximately $121 million of loans, the majority of which were classified as performing, $4.8 million of securities, and only $10,000 of other real estate. Its bid included a discount for the loans purchased. BancFirst had bid on, but was generally not awarded, loans that were classified as nonperforming. As a result of the acquisition, the Company recorded core deposit intangibles of approximately $2.2 million and goodwill of $417,000. The acquisition did not have a material effect on the Company’s consolidated financial statements.

At June 30, 2014, the balance of acquired loans from the former Bank of Union was approximately $83.6 million, the majority of which are classified as performing, and deposits in acquired branches were approximately $225.6 million.

(3) SECURITIES

The following table summarizes securities held for investment and securities available for sale:

June 30, 2014
(Dollars in thousands)
Held for investment, at cost (fair value: $9,386)	$9,297
Available for sale, at fair value	561,132

Total	$570,429

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage backed securities (1)	$533	$37	$—	$570
States and political subdivisions	8,764	52	—	8,816

Total	$9,297	$89	$—	$9,386

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S. treasury and other federal agencies	$458,976	$2,061	$(212)	$460,825
Mortgage backed securities (1)	28,390	678	(508)	28,560
States and political subdivisions	53,652	1,918	(48)	55,522
Other securities (2)	12,126	4,276	(177)	16,225

Total	$553,144	$8,933	$(945)	$561,132

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	June 30, 2014
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,586	$1,595
After one year but within five years	7,013	7,053
After five years but within ten years	656	693
After ten years	42	45

Total	$9,297	$9,386

Available for Sale
Contractual maturity of debt securities:
Within one year	$60,097	$60,305
After one year but within five years	367,055	368,721
After five years but within ten years	25,815	26,668
After ten years	91,471	92,697

Total debt securities	544,438	548,391
Equity securities	8,706	12,741

Total	$553,144	$561,132

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

June 30, 2014
(Dollars in thousands)
Book value of pledged securities	$415,206

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	June 30, 2014		December 31, 2013		June 30, 2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$677,425	18.48%	$605,672	17.88%	$529,253	16.31%
Oil & gas production & equipment	110,913	3.03	96,907	2.86	145,735	4.49
Agriculture	102,693	2.80	111,323	3.29	94,337	2.91
State and political subdivisions:
Taxable	9,346	0.25	10,217	0.30	9,202	0.28
Tax-exempt	10,803	0.29	11,073	0.33	12,392	0.38
Real estate:
Construction	355,526	9.70	284,808	8.41	247,827	7.64
Farmland	144,519	3.94	132,512	3.91	126,233	3.89
One to four family residences	748,228	20.41	703,903	20.78	697,927	21.51
Multifamily residential properties	60,430	1.65	60,080	1.77	48,128	1.48
Commercial	1,160,079	31.65	1,097,484	32.40	1,070,807	33.00
Consumer	258,745	7.06	250,588	7.40	243,799	7.51
Other (not classified above)	27,201	0.74	22,579	0.67	19,444	0.60

Total loans	$3,665,908	100.00%	$3,387,146	100.00%	$3,245,084	100.00%

Loans held for sale (included above)	$9,519		$6,469		$10,367

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

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	June 30,	December 31,	June 30,
	2014	2013	2013
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,789	$1,179	$850
Nonaccrual	17,268	14,390	18,946
Restructured	20,615	17,624	17,903

Total nonperforming and restructured loans	39,672	33,193	37,699
Other real estate owned and repossessed assets	6,406	8,386	8,503

Total nonperforming and restructured assets	$46,078	$41,579	$46,202

Nonperforming and restructured loans to total loans	1.08%	0.98%	1.16%

Nonperforming and restructured assets to total assets	0.72%	0.69%	0.80%

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table above. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $481,000 for the six months ended June 30, 2014 and approximately $978,000 for the six months ended June 30, 2013.

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

	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Non-residential real estate owner occupied	$323	$516
Non-residential real estate other	5,436	9,195
Residential real estate permanent mortgage	741	741
Residential real estate all other	951	2,837
Non-consumer non-real estate	1,265	1,268
Consumer non-real estate	189	216
Other loans	880	1,938
Acquired loans	7,483	2,235

Total	$17,268	$18,946

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of June 30, 2014
Non-residential real estate owner occupied	$477	$264	$741	$482,081	$482,822	$60
Non-residential real estate other	5,065	825	5,890	920,264	926,154	—
Residential real estate permanent mortgage	2,224	656	2,880	282,749	285,629	180
Residential real estate all other	1,545	892	2,437	598,454	600,891	538
Non-consumer non-real estate	2,059	985	3,044	859,012	862,056	46
Consumer non-real estate	2,256	313	2,569	230,774	233,343	219
Other loans	1,695	356	2,051	146,218	148,269	—
Acquired loans	3,506	4,989	8,495	118,249	126,744	746

Total	$18,827	$9,280	$28,107	$3,637,801	$3,665,908	$1,789

As of June 30, 2013
Non-residential real estate owner occupied	$1,848	$138	$1,986	$444,231	$446,217	$120
Non-residential real estate other	230	3,056	3,286	801,821	805,107	51
Residential real estate permanent mortgage	1,496	566	2,062	249,671	251,733	102
Residential real estate all other	1,494	251	1,745	539,276	541,021	49
Non-consumer non-real estate	3,519	816	4,335	745,327	749,662	32
Consumer non-real estate	2,382	213	2,595	214,785	217,380	176
Other loans	1,850	1,520	3,370	144,135	147,505	—
Acquired loans	375	593	968	85,491	86,459	320

Total	$13,194	$7,153	$20,347	$3,224,737	$3,245,084	$850

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of June 30, 2014
Non-residential real estate owner occupied	$542	$476	$22	$547
Non-residential real estate other	23,886	22,122	1,710	22,305
Residential real estate permanent mortgage	1,117	951	86	931
Residential real estate all other	1,768	1,581	215	1,310
Non-consumer non-real estate	4,407	4,082	512	2,151
Consumer non-real estate	568	553	141	542
Other loans	1,048	880	153	1,000
Acquired loans	19,347	12,872	88	13,152

Total	$52,683	$43,517	$2,927	$41,938

As of June 30, 2013
Non-residential real estate owner occupied	$814	$748	$28	$623
Non-residential real estate other	27,297	25,859	2,363	25,885
Residential real estate permanent mortgage	1,510	1,287	64	1,277
Residential real estate all other	3,694	3,294	1,189	3,985
Non-consumer non-real estate	1,816	1,481	390	1,536
Consumer non-real estate	517	495	79	419
Other loans	2,253	2,090	278	2,648
Acquired loans	10,359	8,230	58	8,511

Total	$48,260	$43,484	$4,449	$44,884

Credit Risk Monitoring and Loan Grading

The Company considers various factors to monitor the credit risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical loan loss experience and economic conditions.

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of June 30, 2014
Non-residential real estate owner occupied	$406,862	$69,202	$6,375	$383	$—	$482,822
Non-residential real estate other	736,119	165,012	19,587	5,436	—	926,154
Residential real estate permanent mortgage	253,932	24,765	5,967	965	—	285,629
Residential real estate all other	501,090	91,707	6,859	1,235	—	600,891
Non-consumer non-real estate	704,671	115,925	40,135	1,325	—	862,056
Consumer non-real estate	220,053	11,160	1,637	493	—	233,343
Other loans	145,004	2,373	615	87	190	148,269
Acquired loans	66,721	42,798	8,679	8,137	409	126,744

Total	$3,034,452	$522,942	$89,854	$18,061	$599	$3,665,908

As of June 30, 2013
Non-residential real estate owner occupied	$381,580	$58,923	$5,077	$637	$—	$446,217
Non-residential real estate other	650,422	124,831	20,609	9,245	—	805,107
Residential real estate permanent mortgage	212,230	33,024	5,593	886	—	251,733
Residential real estate all other	454,987	74,982	8,123	2,929	—	541,021
Non-consumer non-real estate	649,542	94,045	4,737	1,338	—	749,662
Consumer non-real estate	203,408	11,767	1,860	342	3	217,380
Other loans	143,653	2,642	864	346	—	147,505
Acquired loans	66,234	13,774	3,894	2,557	—	86,459

Total	$2,762,056	$413,988	$50,757	$18,280	$3	$3,245,084

Allowance for Loan Losses Methodology

The allowance for loan losses (“ALL”) methodology is disclosed in Footnote (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following table details activity in the ALL by class of loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge- offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2014
Non-residential real estate owner occupied	$5,012	$(18)	$34	$16	$213	$5,241
Non-residential real estate other	10,685	—	—	—	553	11,238
Residential real estate permanent mortgage	3,237	(32)	31	(1)	74	3,310
Residential real estate all other	6,485	(44)	10	(34)	364	6,815
Non-consumer non-real estate	9,703	(61)	16	(45)	2,309	11,967
Consumer non-real estate	2,573	(190)	46	(144)	216	2,645
Other loans	2,072	(188)	110	(78)	(1)	1,993
Acquired loans	157	(148)	678	530	(599)	88

Total	$39,924	$(681)	$925	$244	$3,129	$43,297

Six Months Ended June 30, 2014
Non-residential real estate owner occupied	$4,827	$(22)	$65	$43	$371	$5,241
Non-residential real estate other	11,026	—	3	3	209	11,238
Residential real estate permanent mortgage	2,825	(162)	41	(121)	606	3,310
Residential real estate all other	6,708	(93)	14	(79)	186	6,815
Non-consumer non-real estate	8,977	(131)	30	(101)	3,091	11,967
Consumer non-real estate	2,556	(331)	108	(223)	312	2,645
Other loans	1,991	(251)	127	(124)	126	1,993
Acquired loans	124	(165)	683	518	(554)	88

Total	$39,034	$(1,155)	$1,071	$(84)	$4,347	$43,297

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge- offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2013
Allowance for loan losses:
Non-residential real estate owner occupied	$4,866	$(2)	$1	$(1)	$(151)	$4,714
Non-residential real estate other	10,465	(1)	6	5	396	10,866
Residential real estate permanent mortgage	2,756	(40)	4	(36)	13	2,733
Residential real estate all other	7,165	(59)	25	(34)	218	7,349
Non-consumer non-real estate	8,982	(69)	18	(51)	(180)	8,751
Consumer non-real estate	2,384	(155)	61	(94)	99	2,389
Other loans	1,822	(20)	31	11	128	1,961
Acquired loans	224	(1)	3	2	(7)	219

Total	$38,664	$(347)	$149	$(198)	$516	$38,982

Six Months Ended June 30, 2013
Non-residential real estate owner occupied	$5,104	$(2)	$16	$14	$(404)	$4,714
Non-residential real estate other	9,865	(19)	10	(9)	1,010	10,866
Residential real estate permanent mortgage	2,781	(96)	15	(81)	33	2,733
Residential real estate all other	7,034	(154)	27	(127)	442	7,349
Non-consumer non-real estate	9,385	(105)	49	(56)	(578)	8,751
Consumer non-real estate	2,451	(295)	137	(158)	96	2,389
Other loans	1,885	(159)	31	(128)	204	1,961
Acquired loans	220	(50)	36	(14)	13	219

Total	$38,725	$(880)	$321	$(559)	$816	$38,982

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	June 30, 2014		June 30, 2013
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Non-residential real estate owner occupied	$372	$4,869	$217	$4,497
Non-residential real estate other	1,881	9,357	2,663	8,203
Residential real estate permanent mortgage	539	2,771	222	2,511
Residential real estate all other	736	6,079	1,794	5,555
Non-consumer non-real estate	3,567	8,400	1,124	7,627
Consumer non-real estate	417	2,228	265	2,124
Other loans	190	1,803	231	1,730
Acquired loans	—	88	—	219

Total	$7,702	$35,595	$6,516	$32,466

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	June 30, 2014			June 30, 2013
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Non-residential real estate owner occupied	$6,758	$476,064	$—	$5,713	$440,503	$—
Non-residential real estate other	25,023	901,131	—	29,855	775,253	—
Residential real estate permanent mortgage	6,932	278,697	—	6,479	245,254	—
Residential real estate all other	8,094	592,797	—	11,052	529,969	—
Non-consumer non-real estate	41,460	820,596	—	6,075	743,587	—
Consumer non-real estate	2,130	231,213	—	2,205	215,175	—
Other loans	324	147,945	—	280	147,225	—
Acquired loans	—	109,519	17,225	—	80,008	6,451

Total	$90,721	$3,557,962	$17,225	$61,659	$3,176,974	$6,451

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Other real estate owned	$525	$896
Repossessed assets	722	594

Total	$1,247	$1,490

(5) INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of June 30, 2014
Core deposit intangibles	$13,198	$(5,305)	$7,893
Customer relationship intangibles	5,699	(2,518)	3,181
Mortgage servicing intangibles	672	(172)	500

Total	$19,569	$(7,995)	$11,574

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Balance at December 31, 2013	$8,079	$30,552	$5,464	$450	$44,545
Acquisitions	—	417	—	—	417

Balance at June 30, 2014	$8,079	$30,969	$5,464	$450	$44,962

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(6) STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,000,000 shares in May 2013. At June 30, 2014, 135,860 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2019. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2014 will become exercisable through the year 2021. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 230,000 shares in May 2014. At June 30, 2014, 30,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2014 will become exercisable through the year 2017. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued stock to satisfy stock-based exercises, but reserves the right to use treasury stock purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Six Months Ended June 30, 2014
Outstanding at December 31, 2013	1,158,317	$34.45
Options granted	10,000	58.61
Options exercised	(63,625)	25.80
Options canceled, forfeited, or expired	—	—

Outstanding at June 30, 2014	1,104,692	35.16	8.62Yr	$29,667

Exercisable at June 30, 2014	516,042	28.77	4.98Yr	$17,094

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$12.33	$8.74	$12.33	$8.74
Total intrinsic value of options exercised	1,301	1,024	2,046	1,230
Cash received from options exercised	776	1,059	1,642	1,201
Tax benefit realized from options exercised	503	396	791	476

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Stock-based compensation expense	$429	$321	$776	$695
Tax benefit	(166)	(124)	(300)	(269)

Stock-based compensation expense, net of tax	$263	$197	$476	$426

The Company will continue to amortize the remaining fair value of stock options over the remaining vesting period of approximately seven years. The following table shows the remaining fair value of stock options:

June 30, 2014
(Dollars in thousands)
Fair value of stock options	$4,549

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method:

	Six Months Ended June 30,
	2014	2013
Risk-free interest rate	2.54%	2.53%
Dividend yield	2.00%	2.00%
Stock price volatility	18.98%	18.36%
Expected term	10Yrs	10Yrs

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

The following table is a summary of the shares under the program:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Number of shares repurchased	—	17,191	—	40,241
Average price of shares repurchased	—	$40.83	—	$40.88
Shares remaining to be repurchased	194,723	194,723	194,723	194,723

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of June 30, 2014, the Company and BancFirst met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2014:
Total Capital (to Risk Weighted Assets)-
BancFirst Corporation	$575,607	14.47%	$325,487	8.00%	N/A	N/A
BancFirst	553,957	13.55%	324,918	8.00%	$406,147	10.00%
Tier 1 Capital (to Risk Weighted Assets)-
BancFirst Corporation	$545,570	13.41%	$162,744	4.00%	N/A	N/A
BancFirst	507,016	12.48%	162,459	4.00%	$243,688	6.00%
Tier 1 Capital (to Total Assets)-
BancFirst Corporation	$545,570	8.64%	$191,060	3.00%	N/A	N/A
BancFirst	507,016	8.05%	190,452	3.00%	$317,420	5.00%

As of June 30, 2014, BancFirst was considered to be “well capitalized” and there are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date. To be well capitalized under Federal bank regulatory agency definitions, a depository institution must have a Tier 1 Capital (to Risk-Weighted Assets) of at least 6%, a combined Total Capital (to Risk Weighted Assets) of at least 10%, and a Tier 1 Capital (to Total Assets) of at least 5%. The Company’s trust preferred securities have continued to be included in Tier 1 Capital as the Company’s total assets do not exceed $10 billion.

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

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consist of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.

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

Management believes that, as of June 30, 2014, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended June 30, 2014
Basic
Income available to common stockholders	$14,688	15,468,511	$0.94

Effect of stock options	—	363,669

Diluted
Income available to common stockholders plus assumed exercises of stock options	$14,688	15,832,180	$0.92

Three Months Ended June 30, 2013
Basic
Income available to common stockholders	$12,593	15,232,129	$0.83

Effect of stock options	—	247,620

Diluted
Income available to common stockholders plus assumed exercises of stock options	$12,593	15,479,749	$0.82

Six Months Ended June 30, 2014
Basic
Income available to common stockholders	$29,345	15,405,847	$1.90

Effect of stock options	—	353,942

Diluted
Income available to common stockholders plus assumed exercises of stock options	$29,345	15,759,789	$1.86

Six Months Ended June 30, 2013
Basic
Income available to common stockholders	$25,965	15,235,397	$1.70

Effect of stock options	—	246,473

Diluted
Income available to common stockholders plus assumed exercises of stock options	$25,965	15,481,870	$1.68

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended June 30, 2014	59,286	$54.89
Three Months Ended June 30, 2013	466,159	39.76
Six Months Ended June 30, 2014	67,155	54.15
Six Months Ended June 30, 2013	475,867	39.69

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

Securities Available for Sale

Securities classified as available for sale are reported at fair value. U.S. Treasuries are valued using Level 1 inputs. Other securities available for sale including U.S. federal agencies, registered mortgage backed securities and state and political subdivisions are valued using prices from an independent pricing service utilizing Level 2 data. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company also invests in private label mortgage backed securities and equity securities classified as available for sale for which observable information is not readily available. These securities are reported at fair value utilizing Level 3 inputs. For these securities, management determines the fair value based on replacement cost, the income approach or information provided by outside consultants or lead investors.

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

Mortgage Servicing Intangibles

The Company acquired mortgage servicing intangibles with the acquisition of 1st Bank Oklahoma on July 12, 2011. Mortgage Servicing Intangibles are amortized based on current prepayment assumptions and are adjusted to fair value quarterly. Fair value is estimated based on the present value of future cash flows over several interest rate scenarios, which are then discounted at risk-adjusted rates. The Company considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. When available, fair value estimates and assumptions are compared to observable market data and the recent market activity and actual portfolio experience.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2014
Securities available for sale:
U.S. Treasury	$229,549	$—	$—	$229,549
U.S. federal agencies	—	231,276	—	231,276
Mortgage-backed securities	—	11,471	17,089	28,560
States and political subdivisions	—	55,522	—	55,522
Other securities	—	3,484	12,741	16,225
Derivative assets	—	3,653	—	3,653
Derivative liabilities	—	2,084	—	2,084
Loans held for sale	—	9,519	—	9,519
Mortgage servicing intangibles	—	—	500	500
June 30, 2013
Securities available for sale:
U.S. Treasury	$20,158	$—	$—	$20,158
U.S. federal agencies	—	404,522	—	404,522
Mortgage-backed securities	—	16,031	—	16,031
States and political subdivisions	—	51,929	—	51,929
Other securities	—	3,446	9,827	13,273
Derivative assets	—	2,200	—	2,200
Derivative liabilities	—	991	—	991
Loans held for sale	—	10,367	—	10,367
Mortgage servicing intangibles	—	—	638	638

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Balance at the beginning of the year	$32,002	$10,779
Purchases, issuances and settlements	(2,287)	239
Sales	(499)	(121)
Gains included in earnings	382	5
Total unrealized gains (losses)	732	(437)

Balance at the end of the period	$30,330	$10,465

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the six months ended June 30, 2014 and 2013, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis and the related gains or losses recognized during the period:

	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Six Months Ended June 30, 2014
Impaired loans (less specific allowance)	—	—	$40,590	$40,590	$—
Foreclosed assets	—	—	292	292	(23)
Other real estate owned	—	—	6,114	6,114	(71)
Six Months Ended June 30, 2013
Impaired loans (less specific allowance)	—	—	$39,035	$39,035	$—
Foreclosed assets	—	—	511	511	29
Other real estate owned	—	—	7,992	7,992	(705)

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	June 30,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,856,437	$1,856,437	$1,720,239	$1,720,239
Securities held for investment	9,297	9,386	14,511	14,654
Level 3 inputs:
Loans, net	3,622,611	3,661,752	3,206,102	3,238,652
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	5,721,593	5,754,876	5,150,411	5,175,528
Short-term borrowings	12,317	12,317	3,522	3,522
Long-term borrowings	—	—	9,964	9,906
Junior subordinated debentures	26,804	28,948	26,804	28,991
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,791		1,574
Letters of credit		426		437

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued quarterly) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at June 30, 2014 or 2013.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

	June 30, 2014
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	452	$1,701
Derivative liabilities	Barrels	(452)	(1,207)
Natural Gas
Derivative assets	MMBTUs	1,625	1,952
Derivative liabilities	MMBTUs	(1,625)	(877)

Total Fair Value	Included in
Derivative assets	Other assets		3,653
Derivative liabilities	Other liabilities		2,084

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Derivative income	$149	$130	$298	$238

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank customers:

June 30, 2014
(Dollars in thousands)
Credit exposure	$3,499

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

(11) SEGMENT INFORMATION

The Company evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The four principal business units are metropolitan banks, community banks, other financial services and executive, operations and support. Metropolitan and community banks offer traditional banking products such as commercial and retail lending and a full line of deposit accounts. Metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. Community banks consist of banking locations in communities throughout Oklahoma. Other financial services are specialty product business units including guaranteed small business lending, residential mortgage lending, trust services, securities brokerage, electronic banking and insurance. The executive, operations and support groups represent executive management, operational support and corporate functions that are not allocated to the other business units.

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended:
June 30, 2014
Net interest income (expense)	$15,372	$28,955	$1,568	$(406)	$—	$45,489
Noninterest income	3,463	12,973	6,329	15,919	(15,073)	23,611
Income before taxes	7,484	17,692	2,292	7,680	(15,034)	20,114
June 30, 2013
Net interest income (expense)	$13,943	$25,424	$1,730	$(467)	$—	$40,630
Noninterest income	3,116	11,846	6,073	13,792	(13,094)	21,733
Income before taxes	8,108	14,512	2,158	7,643	(13,029)	19,392
Six Months Ended:
June 30, 2014
Net interest income (expense)	$29,159	$56,196	$2,944	$(781)	$—	$87,518
Noninterest income	6,876	25,239	13,385	31,874	(30,201)	47,173
Income before taxes	15,274	32,769	5,358	17,359	(30,109)	40,651
June 30, 2013
Net interest income (expense)	$27,954	$50,568	$3,295	$(931)	$—	$80,886
Noninterest income	6,306	23,391	12,975	28,541	(26,945)	44,268
Income before taxes	17,045	28,589	5,395	15,737	(26,827)	39,939
Total Assets:
June 30, 2014	$2,142,031	$4,087,728	$116,343	$657,743	$(635,212)	$6,368,633
December 31, 2013	2,079,444	3,764,429	103,656	703,294	(611,849)	6,038,974
June 30, 2013	1,945,032	3,590,420	93,047	706,501	(585,334)	5,749,666

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

SUMMARY

BancFirst Corporation’s net income was $14.7 million, or $0.92 diluted earnings per share, for the second quarter of 2014, compared to net income of $12.6 million, or $0.82 diluted earnings per share, for the second quarter of 2013. Net income was $29.3 million, or $1.86 diluted earnings per share for the six months ended June 30, 2014, compared to $26.0 million, or $1.68 diluted earnings per share, for the six months ended June 30, 2013.

Net interest income for the second quarter of 2014 was $45.5 million compared to $40.6 million for the three months ended June 30, 2013. The net interest margin for the quarter remained relatively flat at 3.10% compared to 3.08% a year ago, as interest rates have remained at historically low levels. The provision for loan losses for the second quarter was $3.1 million compared to $516,000 for the second quarter of 2013. The higher provision for loan losses in the second quarter was due in part to an additional $2 million allowance for a single commercial loan that was adversely graded during the quarter. The Company reported net recoveries for the quarter of 0.01% of average loans, compared to net charge-offs 0.01% for the same period the prior year. Noninterest income for the quarter totaled $23.6 million compared to $21.7 million for the second quarter of 2013. Noninterest expense was $45.9 million compared to $42.5 million a year ago. The effective income tax rate for the second quarter of 2014 decreased to 27% compared to 35% for the second quarter of 2013, primarily due to an investment in federal and state historic rehabilitation tax credits.

At June 30, 2014, the Company’s total assets were $6.4 billion, up $329.7 million or 5.5% from $6.0 billion at December 31, 2013. Securities increased $42.8 million to a total of $570.4 million. Loans totaled $3.7 billion, up $278.8 million from December 31, 2013. Deposits totaled $5.7 billion, up $302.1 million. The Company’s total stockholders’ equity was $580.5 million, an increase of $23.5 million or 4.2% over December 31, 2013.

The Company’s asset quality remained strong. Nonperforming and restructured assets were 0.72% of total assets compared to 0.69% at December 31, 2013. The allowance to total loans was 1.18% compared to 1.15% at year end 2013.

On January 24, 2014, BancFirst, a wholly-owned subsidiary of BancFirst Corporation, assumed all of the deposits and purchased certain assets of The Bank of Union, El Reno, Oklahoma (“The Bank of Union”). The Bank of Union was closed on that day by the Oklahoma State Banking Department. At June 30, 2014, the balance of acquired loans was approximately $83.6 million, the majority of which are classified as performing; and deposits in the acquired branches were approximately $225.6 million. As a result of the acquisition, the Company recorded core deposit intangibles of approximately $2.2 million and goodwill of $417,000.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income Statement Data
Net interest income	$45,489	$40,630	$87,518	$80,866
Provision for loan losses	3,129	516	4,347	816
Securities transactions	85	129	535	251
Total noninterest income	23,611	21,733	47,173	44,268
Salaries and employee benefits	27,478	25,085	53,416	50,294
Total noninterest expense	45,857	42,455	89,693	84,399
Net income	14,688	12,593	29,345	25,965
Per Common Share Data
Net income – basic	$0.94	$0.83	$1.90	$1.70
Net income – diluted	0.92	0.82	1.86	1.68
Cash dividends	0.31	0.29	0.62	0.58
Performance Data
Return on average assets	0.92%	0.88%	0.94%	0.91%
Return on average stockholders’ equity	10.20	9.48	10.35	9.89
Cash dividend payout ratio	32.99	35.08	32.55	34.03
Net interest spread	2.96	2.92	2.90	2.92
Net interest margin	3.10	3.08	3.04	3.08
Efficiency ratio	66.36	68.08	66.59	67.44
Net charge-offs to average loans	(0.01)	0.01	—	0.02

Net Interest Income

For the three months ended June 30, 2014, net interest income, which is the Company’s principal source of operating revenue, increased to $45.5 million compared to $40.6 million for the three months ended June 30, 2013, primarily due to a higher volume of earning assets. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin remained relatively flat for the second quarter of 2014 compared to the second quarter of 2013, due to continued historically low interest rates. If interest rates and/or loan volume do not increase, management expects continued compression of its net interest margin for the remainder of 2014 as higher yielding loans mature and are replaced at current market rates.

Net interest income for the six months ended June 30, 2014 was $87.5 million compared to $80.9 million for the six months ended June 30, 2013. The net interest margin for the year-to-date decreased slightly compared to the same period of the previous year, as shown in the preceding table.

Provision for Loan Losses

The Company’s provision for loan losses for the second quarter of 2014 was $3.1 million, compared to $516,000 for the second quarter of 2013. The higher provision for loan losses in the second quarter was due in part to an additional $2 million allowance for a single commercial loan that was adversely graded during the quarter. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. The Company reported net loan recoveries of $244,000 for the second quarter of 2014, compared to net loan charge-offs of $198,000 for the second quarter of 2013. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

For the six months ended June 30, 2014, the Company’s provision for loan losses was $4.3 million, compared to $816,000 for the six months ended June 30, 2013. Net loan charge-offs were $84,000, compared to $559,000 for the same period of the prior year.

Noninterest Income

Noninterest income totaled $23.6 million for the second quarter of 2014 compared to $21.7 million for the second quarter of 2013. Service charges on deposits have increased due primarily to an increase in deposit accounts from internal growth. Fees from debit card usage totaled $5.2 million and $4.4 million during the three months ended June 30, 2014 and 2013, respectively. Trust revenue and cash management revenue also increased due to growth in the number of customers and increased activity.

Noninterest income for the six months ended June 30, 2014 totaled $47.2 million compared to $44.3 million for the six months ended June 30, 2013. Service charges on deposits have increased due primarily to an increase in deposit accounts from internal growth. Fees from debit card usage totaled $10.2 million and $8.5 million during the six months ended June 30, 2014 and 2013, respectively. Trust revenue and cash management revenue also increased due to growth in the number of customers and increased activity.

Noninterest Expense

For the second quarter of 2014, noninterest expense totaled $45.9 million compared to $42.5 million for the second quarter of 2013. The increase in noninterest expense was partly due to the acquisition of The Bank of Union, which added $1.6 million in the quarter partly offset by a gain on sale of other real estate owned property of approximately $500,000.

For the six months ended June 30, 2014, noninterest expense totaled $89.7 million compared to $84.4 million for the six months ended June 30, 2013. The increase in noninterest expense was partly due to the acquisition of The Bank of Union, which added $2.0 million in the first half partly offset by a gain on sale of other real estate owned property of approximately $500,000. Increases in salaries and benefits, primarily due to the impact of standard annual merit increases, were partly offset by lower than anticipated health care costs of approximately $950,000 in the first quarter of 2014.

Income Taxes

The Company’s effective tax rate on income before taxes was 27.0% for the three months ended June 30, 2014, compared to 35.1% for the three months ended June 30, 2013 due primarily to new tax credits utilized.

The Company’s effective tax rate on income before taxes was 27.8% for the first six months of 2014, compared to 35.0% for the first six months of 2013 due primarily to new tax credits utilized in the second quarter and the recognition of state deferred tax benefits in the first quarter.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	June 30,	December 31,	June 30,
	2014	2013	2013
	(unaudited)		(unaudited)
Balance Sheet Data
Total assets	$6,368,633	$6,038,974	$5,749,666
Total loans	3,665,908	3,387,146	3,245,084
Allowance for loan losses	43,297	39,034	38,982
Securities	570,429	527,627	520,424
Deposits	5,721,593	5,419,519	5,150,411
Stockholders’ equity	580,505	556,997	534,961
Book value per share	37.70	36.33	35.07
Tangible book value per share	34.03	32.75	31.42
Average loans to deposits (year-to-date)	62.39%	62.69%	62.58%
Average earning assets to total assets (year-to-date)	92.57	92.65	92.72
Average stockholders’ equity to average assets (year-to-date)	9.07	9.23	9.21
Asset Quality Ratios
Nonperforming and restructured loans to total loans	1.08%	0.98%	1.16%
Nonperforming and restructured assets to total assets	0.72	0.69	0.80
Allowance for loan losses to total loans	1.18	1.15	1.20
Allowance for loan losses to nonperforming and restructured loans	109.14	117.60	103.40

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of June 30, 2014 decreased $1.1 million from December 31, 2013 and increased $136.2 million from June 30, 2013. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the funds market that has resulted in near zero overnight federal funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period which continues to be 0.25%.

Securities

At June 30, 2014, total securities increased $42.8 million compared to December 31, 2013 and increased $50.0 million compared to June 30, 2013. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $8.0 million at June 30, 2014, compared to an unrealized gain of $6.0 million at December 31, 2013, and an unrealized gain of $6.5 million at June 30, 2013. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $4.9 million, $3.9 million and $4.2 million respectively.

Loans (Including Acquired Loans)

At June 30, 2014, total loans were up $278.8 million from December 31, 2013 and up $420.8 million from June 30, 2013, due to internal growth and loans from the Bank of Union acquisition, which had $83.6 million at June 30, 2014.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At June 30, 2014, the allowance for loan losses represented 1.18% of total loans, compared to 1.15% at December 31, 2013 and 1.20% at June 30, 2013.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $8.6 million at June 30, 2014, $2.3 million at December 31, 2013 and $2.6 million at June 30, 2013, while the acquired loans outstanding were $126.7 million, $65.9 million and $86.5 million, respectively. The increase during 2014 was due to the Bank of Union acquisition. The decrease in 2013 was due to improved credit quality of the loans and loan payoffs.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $46.1 million at June 30, 2014, compared to $41.6 million at December 31, 2013 and $46.2 million at June 30, 2013. The Company’s level of nonperforming and restructured assets has continued to be relatively low.

Nonaccrual loans totaled $17.3 million at June 30, 2014 compared to $14.4 million at the end of 2013. Nonaccrual loans increased in 2014 due primarily to the acquisition of nonperforming loans from The Bank of Union. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income, which was not accrued on nonaccrual loans outstanding, was approximately $481,000 for the six months ended June 30, 2014 and $978,000 for the six months ended June 30, 2013. Only a small amount of this interest is expected to be ultimately collected.

Other real estate owned and repossessed assets declined $6.4 million at June 30, 2014, compared to $8.4 million at December 31, 2013 and $8.5 million at June 30, 2013 due to the sale of a property.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $35.3 million of these loans at June 30, 2014 compared to $6.2 million at December 31, 2013 and $3.2 million at June 30, 2013. Potential problem loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The higher level of potential problem loans in the second quarter was due primarily to an additional $28.4 million for a single commercial loan that was experiencing financial difficulty during the quarter, but was not considered impaired.

Liquidity and Funding

Deposits

At June 30, 2014, total deposits increased $302.1 million compared to December 31, 2013 and increased $571.2 million compared to June 30, 2013. The branches acquired from the former Bank of Union had $225.6 million in deposits at June 30, 2014. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 93.7% at June 30, 2014, compared to 93.5% at December 31, 2013 and 93.0% June 30, 2013. Noninterest-bearing deposits to total deposits were 38.5% at June 30, 2014, and December 31, 2013, compared to and 38.0% at June 30, 2013.

Short-Term Borrowings

Short-term borrowings consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $12.3 million at June 30, 2014, compared to $4.6 million at December 31, 2013 and $3.5 million at June 30, 2013.

Long-Term Borrowings

The Company does not have any borrowings from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas as of June 30, 2014. The Company had $6.9 million of FHLB borrowings at December 31, 2013 and $10.0 million at June 30, 2013, which matured during the first half of 2014.

There have not been material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Capital Resources

Stockholders’ equity totaled $580.5 million at June 30, 2014, compared to $557.0 million at December 31, 2013 and $535.0 million at June 30, 2013. In addition to net income of $29.3 million, other changes in stockholders’ equity during the six months ended June 30, 2014 included $1.9 million related to stock option exercises, $776,000 related to stock-based compensation and an $992,000 increase in other comprehensive income, that were offset by $9.5 million in dividends. The Company’s tier 1 capital (to total assets) and total capital (to risk weighted assets) were 8.64% and 14.47%, respectively, at June 30, 2014, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,602,491	$45,929	5.11%	$3,235,966	$41,568	5.15%
Securities – taxable	530,482	1,502	1.14	515,010	1,295	1.01
Securities – tax exempt	40,870	421	4.13	42,801	483	4.53
Interest bearing deposits w/ banks & FFS	1,748,422	1,096	0.25	1,527,172	971	0.25

Total earning assets	5,922,265	48,948	3.32	5,320,949	44,317	3.34

Nonearning assets:
Cash and due from banks	184,984			150,781
Interest receivable and other assets	323,312			310,034
Allowance for loan losses	(40,567)			(38,776)

Total nonearning assets	467,729			422,039

Total assets	$6,389,994			$5,742,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$810,729	$208	0.10%	$657,540	$163	0.10%
Savings deposits	1,975,496	1,113	0.23	1,791,912	1,013	0.23
Time deposits	804,779	1,412	0.70	803,750	1,713	0.86
Short-term borrowings	10,270	5	0.20	3,970	1	0.12
Long-term borrowings	1,308	7	2.22	10,957	62	2.27
Junior subordinated debentures	26,804	492	7.37	26,804	491	7.35

Total interest bearing liabilities	3,629,386	3,237	0.36	3,294,933	3,443	0.42

Interest free funds:
Noninterest bearing deposits	2,159,268			1,892,014
Interest payable and other liabilities	23,769			22,988
Stockholders’ equity	577,571			533,053

Total interest free funds	2,760,608			2,448,055

Total liabilities and stockholders’ equity	$6,389,994			$5,742,988

Net interest income		$45,711			$40,874

Net interest spread			2.96%			2.92%

Effect of interest free funds			0.14%			0.16%

Net interest margin			3.10%			3.08%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Six Months Ended June 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,542,572	$88,643	5.05%	$3,227,777	$82,823	5.17%
Securities – taxable	507,817	2,807	1.11	519,671	2,648	1.03
Securities – tax exempt	41,037	851	4.18	43,897	1,015	4.66
Interest bearing deposits w/ banks & FFS	1,744,071	2,191	0.25	1,539,136	1,949	0.26

Total earning assets	5,835,497	94,492	3.27	5,330,481	88,435	3.35

Nonearning assets:
Cash and due from banks	192,538			147,876
Interest receivable and other assets	315,690			309,287
Allowance for loan losses	(39,916)			(38,711)

Total nonearning assets	468,312			418,452

Total assets	$6,303,809			$5,748,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Transaction deposits	$785,675	$406	0.10%	$666,646	$330	0.10%
Savings deposits	1,966,302	2,216	0.23	1,786,325	2,093	0.24
Time deposits	802,927	2,900	0.73	814,879	3,506	0.87
Short-term borrowings	7,892	7	0.18	4,367	3	0.13
Long-term borrowings	3,297	25	1.53	9,769	124	2.55
Junior subordinated debentures	26,804	983	7.39	26,804	982	7.38

Total interest bearing liabilities	3,592,897	6,537	0.37	3,308,790	7,038	0.43

Interest free funds:
Noninterest-bearing deposits	2,123,644			1,889,960
Interest payable and other liabilities	15,635			20,751
Stockholders’ equity	571,633			529,432

Total interest free funds	2,710,912			2,440,143

Total liabilities and stockholders’ equity	$6,303,809			$5,748,933

Net interest income		$87,955			$81,397

Net interest spread			2.90%			2.92%

Effect of interest free funds			0.14%			0.16%

Net interest margin			3.04%			3.08%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

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

Item 1A. Risk Factors.

As of June 30, 2014, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated June 15, 2004 (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

3.4	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.5	Amendment to Amended By-Laws, amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

3.6	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated May 23, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2013 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

10.1	BancFirst Corporation Employee Stock Ownership and Trust Agreement adopted December 21, 2006 effective January 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008 and incorporated herein by reference).

10.2*	Third Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan.

10.3*	Fourth Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan.

Exhibit Number	Exhibit

10.4	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.5	Amendment (Code Section 415 Compliance) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.6	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

10.8	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.10*	Twelfth Amended and Restated BancFirst Corporation Stock Option Plan.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: August 8, 2014	/s/ David E. Rainbolt
David E. Rainbolt
President
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	/s/ Randy Foraker
Randy Foraker
Executive Vice President
Interim Chief Financial Officer
and Chief Risk Officer
(Principal Financial and Accounting Officer)