Form 10-Q
period 2014-09-30
BANCFIRST CORP /OK/
filed 2014-11-07
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014 there were 15,486,546 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,	September 30,
	2014	2013	2013
	(unaudited)	(see Note 1)	(unaudited)
ASSETS
Cash and due from banks	$180,466	$196,547	$204,317
Interest-bearing deposits with banks	1,652,939	1,660,988	1,622,619
Federal funds sold	300	—	—
Securities (fair value: $535,665, $527,735, and $474,755, respectively)	535,586	527,627	474,640
Loans:
Total loans (net of unearned interest)	3,762,343	3,387,146	3,358,938
Allowance for loan losses	(39,467)	(39,034)	(38,859)

Loans, net	3,722,876	3,348,112	3,320,079
Premises and equipment, net	121,686	117,862	118,176
Other real estate owned	6,826	8,149	8,121
Intangible assets, net	11,106	10,273	10,633
Goodwill	44,962	44,545	44,545
Accrued interest receivable and other assets	129,828	124,871	123,600

Total assets	$6,406,575	$6,038,974	$5,926,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$2,270,071	$2,085,753	$2,022,388
Interest-bearing	3,470,378	3,333,766	3,287,076

Total deposits	5,740,449	5,419,519	5,309,464
Short-term borrowings	11,473	4,590	5,074
Long-term borrowings	—	6,938	8,938
Accrued interest payable and other liabilities	31,666	24,126	30,477
Junior subordinated debentures	26,804	26,804	26,804

Total liabilities	5,810,392	5,481,977	5,380,757

Commitments and contingent liabilities
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,449,546, 15,333,622 and 15,298,308, respectively	15,449	15,334	15,298
Capital surplus	93,866	88,803	86,967
Retained earnings	482,302	448,953	439,840
Accumulated other comprehensive income, net of income tax of $2,880, $2,103 and $2,083, respectively	4,566	3,907	3,868

Total stockholders’ equity	596,183	556,997	545,973

Total liabilities and stockholders’ equity	$6,406,575	$6,038,974	$5,926,730

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME
Loans, including fees	$46,759	$41,694	$135,263	$124,361
Securities:
Taxable	1,536	1,097	4,343	3,745
Tax-exempt	262	284	815	944
Federal funds sold	—	—	1	2
Interest-bearing deposits with banks	1,112	1,031	3,302	2,978

Total interest income	49,669	44,106	143,724	132,030

INTEREST EXPENSE
Deposits	2,658	2,849	8,180	8,778
Short-term borrowings	6	1	13	4
Long-term borrowings	—	52	25	176
Junior subordinated debentures	491	492	1,474	1,474

Total interest expense	3,155	3,394	9,692	10,432

Net interest income	46,514	40,712	134,032	121,598
Provision for loan losses	(3,115)	(12)	1,232	804

Net interest income after provision for loan losses	49,629	40,724	132,800	120,794

NONINTEREST INCOME
Trust revenue	2,380	2,122	6,846	6,043
Service charges on deposits	14,226	13,575	42,044	38,835
Securities transactions	284	90	819	341
Income from sales of loans	569	560	1,387	1,939
Insurance commissions	4,152	3,892	11,380	10,982
Cash management	1,770	1,620	5,058	4,669
Gain on sale of other assets	242	49	250	300
Other	1,315	1,744	4,327	4,811

Total noninterest income	24,938	23,652	72,111	67,920

NONINTEREST EXPENSE
Salaries and employee benefits	28,153	26,094	81,569	76,388
Occupancy and fixed assets expense, net	2,920	2,768	8,493	7,849
Depreciation	2,432	2,307	7,156	6,973
Amortization of intangible assets	444	424	1,310	1,291
Data processing services	1,183	1,173	3,538	3,587
Net expense from other real estate owned	173	105	317	870
Marketing and business promotion	1,429	1,668	4,806	4,631
Deposit insurance	810	750	2,456	2,235
Other	9,398	8,032	26,990	23,896

Total noninterest expense	46,942	43,321	136,635	127,720

Income before taxes	27,625	21,055	68,276	60,994
Income tax expense	8,832	6,564	20,138	20,538

Net income	$18,793	$14,491	$48,138	$40,456

NET INCOME PER COMMON SHARE
Basic	$1.22	$0.94	$3.12	$2.65

Diluted	$1.19	$0.93	$3.05	$2.61

OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of tax of $210, $186, $(811) and $1,269, respectively	$(332)	$(346)	$713	$(2,360)
Reclassification adjustment for gains included in net income, net of tax of $—, $6, $34 and $48, respectively	—	(11)	(54)	(89)

Other comprehensive income (loss), net of tax of $210, $192, $(777) and $1,317, respectively	(332)	(357)	659	(2,449)

Comprehensive income	$18,461	$14,134	$48,797	$38,007

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
COMMON STOCK
Issued at beginning of period	$15,399	$15,256	$15,334	$15,242
Shares issued	50	63	115	122
Shares acquired and canceled	—	(21)	—	(66)

Issued at end of period	$15,449	$15,298	$15,449	$15,298

CAPITAL SURPLUS
Balance at beginning of period	$91,447	$84,360	$88,803	$82,401
Common stock issued	1,554	1,717	3,174	2,745
Tax effect of stock options	417	491	665	727
Stock-based compensation arrangements	448	399	1,224	1,094

Balance at end of period	$93,866	$86,967	$93,866	$86,967

RETAINED EARNINGS
Balance at beginning of period	$468,761	$431,120	$448,953	$415,607
Net income	18,793	14,491	48,138	40,456
Dividends on common stock	(5,252)	(4,746)	(14,789)	(13,579)
Common stock acquired and canceled	—	(1,025)	—	(2,644)

Balance at end of period	$482,302	$439,840	$482,302	$439,840

ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period	$4,898	$4,225	$3,907	$6,317
Net change	(332)	(357)	659	(2,449)

Balance at end of period	$4,566	$3,868	$4,566	$3,868

Total stockholders’ equity	$596,183	$545,973	$596,183	$545,973

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,138	$40,456
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	1,232	804
Depreciation and amortization	8,466	8,264
Net amortization of securities premiums and discounts	712	1,278
Realized securities gains	(819)	(341)
Gain on sales of loans	(1,387)	(1,939)
Cash receipts from the sale of loans originated for sale	114,388	165,988
Cash disbursements for loans originated for sale	(115,294)	(157,149)
Deferred income tax (benefit) provision	(3,107)	1,789
Gain on other assets	(714)	(236)
Decrease in interest receivable	381	1,175
Decrease in interest payable	(366)	(324)
Amortization of stock-based compensation arrangements	1,224	1,094
Other, net	6,957	9,641

Net cash provided by operating activities	59,811	70,500

INVESTING ACTIVITIES
Net decrease in federal funds sold	4,319	700
Net cash and due from banks received from acquisitions	174,283	—
Purchases of held for investment securities	—	(902)
Purchases of available for sale securities	(204,979)	(78,042)
Proceeds from maturities, calls and paydowns of held for investment securities	3,882	5,590
Proceeds from maturities, calls and paydowns of available for sale securities	197,469	156,212
Proceeds from sales of available for sale securities	2,235	341
Purchases of loans	(63,937)	(40,847)
Proceeds from sales of loans	21,050	87,764
Net other increase in loans	(223,189)	(173,231)
Purchases of premises, equipment and computer software	(8,541)	(10,753)
Proceeds from the sale of other assets	4,741	3,515

Net cash used in investing activities	(92,667)	(49,653)

FINANCING ACTIVITIES
Net increase (decrease) in demand, transaction and savings deposits	128,947	(70,008)
Net decrease in time deposits	(109,831)	(61,358)
Net increase in short-term borrowings	6,883	503
Pay down of long-term borrowings	(6,938)	(240)
Issuance of common stock	3,954	3,594
Common stock acquired	—	(2,710)
Cash dividends paid	(14,289)	(8,840)

Net cash provided by (used in) financing activities	8,726	(139,059)

Net decrease in cash, due from banks and interest-bearing deposits	(24,130)	(118,212)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,857,535	1,945,148

Cash, due from banks and interest-bearing deposits at the end of the period	$1,833,405	$1,826,936

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,058	$10,756

Cash paid during the period for income taxes	$21,128	$18,646

Noncash investing and financing activities:
Unpaid common stock dividends declared	$5,244	$4,739

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc. and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BancFirst Agency, Inc. and BancFirst Community Development Corporation. BancFirst Community Development Corporation was dissolved in September 2014. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40).” ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about the Company’s ability to continue as a going concern and related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. Adoption of ASU 2014-15 is not expected to have a significant effect on the Company’s financial statements.

In January 2014, the FASB issued Accounting Standards Update ASU No. 2014-04, “Receivables: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310-40).” ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Adoption of ASU 2014-04 is not expected to have a significant effect on the Company’s financial statements.

In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Affordable Housing Projects (Topic 323).” ASU 2014-01 revises the necessary criteria that need to be met in order for an entity to account for investments in affordable housing projects net of the provision for income taxes. It also changes the method of recognition from an effective amortization approach to a proportional amortization approach. Additional disclosures were also set forth in this update. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments are required to be applied retrospectively to all periods presented. Early adoption is permitted and adoption of the standard is optional. Adoption of ASU 2014-01 may affect income statement presentation, but otherwise is not expected to have a material impact on the Company’s financial statements.

(2)	RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On January 24, 2014, BancFirst, a wholly-owned subsidiary of BancFirst Corporation, assumed all of the deposits and purchased certain assets of The Bank of Union, El Reno, Oklahoma (“The Bank of Union”). The Bank of Union was closed on that day by the Oklahoma State Banking Department.

At the time of the closing, The Bank of Union had total deposits of approximately $302 million that were assumed by BancFirst. BancFirst initially purchased approximately $121 million of loans, the majority of which were classified as performing, $4.8 million of securities, and $10,000 of other real estate. Its bid included a discount for the loans purchased. BancFirst had bid on, but was generally not awarded, loans that were classified as nonperforming. As a result of the acquisition, the Company recorded core deposit intangibles of approximately $2.2 million and goodwill of $417,000. The acquisition did not have a material effect on the Company’s consolidated financial statements.

At September 30, 2014, the balance of acquired loans from the former Bank of Union was approximately $79.9 million, the majority of which are classified as performing, and deposits in acquired branches were approximately $208.3 million.

(3)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

September 30, 2014
(Dollars in thousands)
Held for investment, at cost (fair value: $8,845)	$8,766
Available for sale, at fair value	526,820

Total	$535,586

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage backed securities (1)	$499	$37	$—	$536
States and political subdivisions	8,267	42	—	8,309

Total	$8,766	$79	$—	$8,845

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S. treasury and other federal agencies	$426,901	$1,577	$(149)	$428,329
Mortgage backed securities (1)	27,535	624	(576)	27,583
States and political subdivisions	52,553	1,911	(43)	54,421
Other securities (2)	12,385	4,280	(178)	16,487

Total	$519,374	$8,392	$(946)	$526,820

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	September 30, 2014
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,402	$1,409
After one year but within five years	6,693	6,726
After five years but within ten years	504	524
After ten years	167	186

Total	$8,766	$8,845

Available for Sale
Contractual maturity of debt securities:
Within one year	$65,407	$65,570
After one year but within five years	332,820	334,299
After five years but within ten years	23,306	24,098
After ten years	88,883	89,861

Total debt securities	510,416	513,828
Equity securities	8,958	12,992

Total	$519,374	$526,820

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

September 30, 2014
(Dollars in thousands)
Book value of pledged securities	$426,786

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	September 30, 2014		December 31, 2013		September 30, 2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$690,945	18.36%	$605,672	17.88%	$566,670	16.87%
Oil & gas production & equipment	106,296	2.82	96,907	2.86	139,605	4.16
Agriculture	104,037	2.77	111,323	3.29	89,258	2.66
State and political subdivisions:
Taxable	17,412	0.46	10,217	0.30	10,248	0.31
Tax-exempt	17,196	0.46	11,073	0.33	12,232	0.36
Real estate:
Construction	353,828	9.40	284,808	8.41	283,468	8.44
Farmland	149,035	3.96	132,512	3.91	133,397	3.97
One to four family residences	770,100	20.47	703,903	20.78	696,651	20.74
Multifamily residential properties	65,279	1.74	60,080	1.77	57,825	1.72
Commercial	1,190,240	31.64	1,097,484	32.40	1,100,544	32.76
Consumer	265,526	7.06	250,588	7.40	248,025	7.38
Other (not classified above)	32,449	0.86	22,579	0.67	21,015	0.63

Total loans	$3,762,343	100.00%	$3,387,146	100.00%	$3,358,938	100.00%

Loans held for sale (included above)	$8,760		$6,469		$4,934

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

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	September 30,	December 31,	September 30,
	2014	2013	2013
	(Dollars in thousands)
Past due 90 days or more and still accruing	$2,004	$1,179	$1,266
Nonaccrual	17,052	14,390	15,094
Restructured	17,125	17,624	18,028

Total nonperforming and restructured loans	36,181	33,193	34,388
Other real estate owned and repossessed assets	7,016	8,386	8,428

Total nonperforming and restructured assets	$43,197	$41,579	$42,816

Nonperforming and restructured loans to total loans	0.96%	0.98%	1.02%

Nonperforming and restructured assets to total assets	0.67%	0.69%	0.72%

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table above. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $839,000 for the nine months ended September 30, 2014 and approximately $1.3 million for the nine months ended September 30, 2013.

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

	September 30, 2014	September 30, 2013
	(Dollars in thousands)
Non-residential real estate owner occupied	$309	$551
Non-residential real estate other	5,272	6,784
Residential real estate permanent mortgage	780	714
Residential real estate all other	1,589	1,865
Non-consumer non-real estate	1,430	1,280
Consumer non-real estate	237	124
Other loans	1,555	1,446
Acquired loans	5,880	2,330

Total	$17,052	$15,094

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of September 30, 2014
Non-residential real estate owner occupied	$651	$258	$909	$488,289	$489,198	$60
Non-residential real estate other	4,198	825	5,023	941,181	946,204	—
Residential real estate permanent mortgage	1,903	737	2,640	298,024	300,664	414
Residential real estate all other	1,977	1,271	3,248	622,733	625,981	503
Non-consumer non-real estate	1,306	826	2,132	878,177	880,309	78
Consumer non-real estate	1,973	344	2,317	246,192	248,509	212
Other loans	1,684	674	2,358	152,187	154,545	—
Acquired loans	2,455	3,615	6,070	110,863	116,933	737

Total	$16,147	$8,550	$24,697	$3,737,646	$3,762,343	$2,004

As of September 30, 2013
Non-residential real estate owner occupied	$779	$326	$1,105	$458,241	$459,346	$308
Non-residential real estate other	6,046	1,925	7,971	869,531	877,502	51
Residential real estate permanent mortgage	2,017	492	2,509	253,708	256,217	217
Residential real estate all other	1,900	1,401	3,301	547,849	551,150	32
Non-consumer non-real estate	889	1,013	1,902	776,576	778,478	138
Consumer non-real estate	2,179	194	2,373	222,122	224,495	187
Other loans	1,531	1,275	2,806	136,060	138,866	236
Acquired loans	1,194	473	1,667	71,217	72,884	97

Total	$16,535	$7,099	$23,634	$3,335,304	$3,358,938	$1,266

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of September 30, 2014
Non-residential real estate owner occupied	$525	$456	$15	$543
Non-residential real estate other	23,730	21,861	1,334	22,016
Residential real estate permanent mortgage	1,432	1,223	83	1,089
Residential real estate all other	2,381	2,181	301	1,874
Non-consumer non-real estate	2,004	1,693	414	2,371
Consumer non-real estate	610	596	137	562
Other loans	1,819	1,555	170	1,626
Acquired loans	16,004	10,688	—	10,825

Total	$48,505	$40,253	$2,454	$40,906

As of September 30, 2013
Non-residential real estate owner occupied	$993	$924	$34	$700
Non-residential real estate other	25,724	24,216	2,240	25,871
Residential real estate permanent mortgage	1,263	1,068	57	1,298
Residential real estate all other	2,423	2,020	381	3,668
Non-consumer non-real estate	1,931	1,599	396	1,508
Consumer non-real estate	413	394	67	444
Other loans	1,905	1,782	300	1,911
Acquired loans	9,879	7,853	95	8,109

Total	$44,531	$39,856	$3,570	$43,509

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of September 30, 2014
Non-residential real estate owner occupied	$410,316	$72,555	$5,958	$369	$—	$489,198
Non-residential real estate other	791,859	129,504	19,569	5,272	—	946,204
Residential real estate permanent mortgage	267,753	25,888	5,746	1,277	—	300,664
Residential real estate all other	523,365	94,332	6,196	2,088	—	625,981
Non-consumer non-real estate	736,664	111,958	30,035	1,652	—	880,309
Consumer non-real estate	234,102	12,258	1,600	547	2	248,509
Other loans	151,448	2,094	624	189	190	154,545
Acquired loans	55,356	40,631	13,754	6,723	469	116,933

Total	$3,170,863	$489,220	$83,482	$18,117	$661	$3,762,343

As of September 30, 2013
Non-residential real estate owner occupied	$388,923	$64,418	$5,189	$816	$—	$459,346
Non-residential real estate other	714,670	134,760	21,237	6,835	—	877,502
Residential real estate permanent mortgage	224,518	25,091	5,574	1,034	—	256,217
Residential real estate all other	457,649	82,827	8,721	1,953	—	551,150
Non-consumer non-real estate	681,695	91,108	4,254	1,421	—	778,478
Consumer non-real estate	210,285	11,760	2,047	403	—	224,495
Other loans	135,169	2,646	738	313	—	138,866
Acquired loans	53,364	12,707	4,207	2,606	—	72,884

Total	$2,866,273	$425,317	$51,967	$15,381	$—	$3,358,938

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

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge- offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2014
Non-residential real estate owner occupied	$5,241	$—	$20	$20	$(798)	$4,463
Non-residential real estate other	11,238	(29)	45	16	(1,784)	9,470
Residential real estate permanent mortgage	3,310	(12)	18	6	(464)	2,852
Residential real estate all other	6,815	(23)	9	(14)	(649)	6,152
Non-consumer non-real estate	11,967	(391)	21	(370)	412	12,009
Consumer non-real estate	2,645	(177)	58	(119)	(132)	2,394
Other loans	1,993	(93)	8	(85)	219	2,127
Acquired loans	88	(201)	32	(169)	81	—

Total	$43,297	$(926)	$211	$(715)	$(3,115)	$39,467

Nine Months Ended September 30, 2014
Non-residential real estate owner occupied	$4,827	$(22)	$85	$63	$(427)	$4,463
Non-residential real estate other	11,026	(29)	48	19	(1,575)	9,470
Residential real estate permanent mortgage	2,825	(174)	59	(115)	142	2,852
Residential real estate all other	6,708	(116)	23	(93)	(463)	6,152
Non-consumer non-real estate	8,977	(522)	51	(471)	3,503	12,009
Consumer non-real estate	2,556	(508)	166	(342)	180	2,394
Other loans	1,991	(344)	135	(209)	345	2,127
Acquired loans	124	(366)	715	349	(473)	—

Total	$39,034	$(2,081)	$1,282	$(799)	$1,232	$39,467

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge- offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2013
Allowance for loan losses:
Non-residential real estate owner occupied	$4,714	$(1)	$—	$(1)	$144	$4,857
Non-residential real estate other	10,866	—	2	2	404	11,272
Residential real estate permanent mortgage	2,733	(30)	12	(18)	7	2,722
Residential real estate all other	7,349	(23)	3	(20)	(722)	6,607
Non-consumer non-real estate	8,751	(34)	110	76	36	8,863
Consumer non-real estate	2,389	(163)	65	(98)	207	2,498
Other loans	1,961	(76)	24	(52)	36	1,945
Acquired loans	219	(3)	3	—	(124)	95

Total	$38,982	$(330)	$219	$(111)	$(12)	$38,859

Nine Months Ended September 30, 2013
Non-residential real estate owner occupied	$5,104	$(3)	$16	$13	$(260)	$4,857
Non-residential real estate other	9,865	(19)	12	(7)	1,414	11,272
Residential real estate permanent mortgage	2,781	(126)	27	(99)	40	2,722
Residential real estate all other	7,034	(177)	30	(147)	(280)	6,607
Non-consumer non-real estate	9,385	(139)	159	20	(542)	8,863
Consumer non-real estate	2,451	(458)	202	(256)	303	2,498
Other loans	1,885	(235)	55	(180)	240	1,945
Acquired loans	220	(53)	39	(14)	(111)	95

Total	$38,725	$(1,210)	$540	$(670)	$804	$38,859

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	September 30, 2014		September 30, 2013
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Non-residential real estate owner occupied	$237	$4,226	$228	$4,629
Non-residential real estate other	1,452	8,018	2,529	8,743
Residential real estate permanent mortgage	374	2,478	226	2,496
Residential real estate all other	739	5,413	1,058	5,549
Non-consumer non-real estate	4,671	7,338	1,052	7,811
Consumer non-real estate	365	2,029	314	2,184
Other loans	161	1,966	246	1,699
Acquired loans	—	—	—	95

Total	$7,999	$31,468	$5,653	$33,206

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	September 30, 2014			September 30, 2013
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Non-residential real estate owner occupied	$6,326	$482,871	$—	$6,005	$453,341	$—
Non-residential real estate other	26,822	919,382	—	28,072	849,430	—
Residential real estate permanent mortgage	7,023	293,641	—	6,609	249,609	—
Residential real estate all other	8,284	617,697	—	10,674	540,476	—
Non-consumer non-real estate	32,977	847,332	—	5,675	772,803	—
Consumer non-real estate	2,150	246,360	—	2,448	222,045	—
Other loans	259	154,286	—	292	138,575	—
Acquired loans	—	95,987	20,946	—	66,071	6,813

Total	$83,841	$3,657,556	$20,946	$59,775	$3,292,350	$6,813

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Other real estate owned	$2,073	$1,287
Repossessed assets	955	946

Total	$3,028	$2,233

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of September 30, 2014
Core deposit intangibles	$13,198	$(5,659)	$7,539
Customer relationship intangibles	5,699	(2,608)	3,091
Mortgage servicing intangibles	659	(183)	476

Total	$19,556	$(8,450)	$11,106

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Balance at December 31, 2013	$8,078	$30,553	$5,464	$450	$44,545
Acquisitions	—	417	—	—	417

Balance at September 30, 2014	$8,078	$30,970	$5,464	$450	$44,962

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(6)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,000,000 shares in May 2013. At September 30, 2014, 124,985 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2019. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2014 will become exercisable through the year 2021. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 230,000 shares in May 2014. At September 30, 2014, 30,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2014 will become exercisable through the year 2017. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued stock to satisfy stock-based exercises, but reserves the right to use treasury stock purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term		Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Nine Months Ended September 30, 2014
Outstanding at December 31, 2013	1,158,317	$34.45
Options granted	24,000	60.59
Options exercised	(114,568)	28.34
Options canceled, forfeited, or expired	(3,125)	36.73

Outstanding at September 30, 2014	1,064,624	35.68	8.59	Yr	$28,616

Exercisable at September 30, 2014	493,149	28.95	4.96	Yr	$16,573

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$12.75	$10.63	$12.57	$9.05
Total intrinsic value of options exercised	1,560	1,424	3,606	2,653
Cash received from options exercised	1,605	1,775	3,247	2,976
Tax benefit realized from options exercised	604	551	1,395	1,026

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Stock-based compensation expense	$448	$399	$1,224	$1,094
Tax benefit	(173)	(154)	(473)	(423)

Stock-based compensation expense, net of tax	$275	$245	$751	$671

The Company will continue to amortize the remaining fair value of stock options over the remaining vesting period of approximately seven years. The following table shows the remaining fair value of stock options:

September 30, 2014
(Dollars in thousands)
Fair value of stock options	$4,341

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method:

	Nine Months Ended September 30,
	2014		2013
Risk-free interest rate	2.50 to 2.54%		2.53 to 2.70%
Dividend yield	2.00%		2.00%
Stock price volatility	18.62 to 18.98%		18.35 to 18.36%
Expected term	10	Yrs	10	Yrs

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

The following table is a summary of the shares under the program:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Number of shares repurchased	—	—	—	40,241
Average price of shares repurchased	$—	$—	$—	$40.88
Shares remaining to be repurchased	194,723	194,723	194,723	194,723

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the FDIC. These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of September 30, 2014, the Company and BancFirst met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2014:
Total Capital (to Risk Weighted Assets)-
BancFirst Corporation	$601,492	14.60%	$329,665	8.00%	N/A	N/A
BancFirst	559,960	13.61%	329,121	8.00%	$411,401	10.00%
Tier 1 Capital (to Risk Weighted Assets)-
BancFirst Corporation	$562,025	13.64%	$164,832	4.00%	N/A	N/A
BancFirst	520,493	12.65%	164,560	4.00%	$246,841	6.00%
Tier 1 Capital (to Total Assets)-
BancFirst Corporation	$562,025	8.85%	$192,198	3.00%	N/A	N/A
BancFirst	520,493	8.21%	191,602	3.00%	$319,337	5.00%

As of September 30, 2014, BancFirst was considered to be “well capitalized” and there are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date. To be well capitalized under Federal bank regulatory agency definitions, a depository institution must have a Tier 1 Capital (to Risk-Weighted Assets) of at least 6%, a combined Total Capital (to Risk Weighted Assets) of at least 10%, and a Tier 1 Capital (to Total Assets) of at least 5%. The Company’s trust preferred securities have continued to be included in Tier 1 Capital as the Company’s total assets do not exceed $10 billion.

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

Management believes that, as of September 30, 2014, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended September 30, 2014
Basic
Income available to common stockholders	$18,793	15,425,920	$1.22

Effect of stock options	—	369,923

Diluted
Income available to common stockholders plus assumed exercises of stock options	$18,793	15,795,843	$1.19

Three Months Ended September 30, 2013
Basic
Income available to common stockholders	$14,491	15,287,535	$0.94

Effect of stock options	—	307,346

Diluted
Income available to common stockholders plus assumed exercises of stock options	$14,491	15,594,881	$0.93

Nine Months Ended September 30, 2014
Basic
Income available to common stockholders	$48,138	15,412,611	$3.12

Effect of stock options	—	361,686

Diluted
Income available to common stockholders plus assumed exercises of stock options	$48,138	15,774,297	$3.05

Nine Months Ended September 30, 2013
Basic
Income available to common stockholders	$40,456	15,252,967	$2.65

Effect of stock options	—	263,387

Diluted
Income available to common stockholders plus assumed exercises of stock options	$40,456	15,516,354	$2.61

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended September 30, 2014	76,413	$56.23
Three Months Ended September 30, 2013	3,804	50.74
Nine Months Ended September 30, 2014	63,645	55.35
Nine Months Ended September 30, 2013	330,165	40.09

(9)	FAIR VALUE MEASUREMENTS

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

The Company reviews the prices for Level 1 and Level 2 securities supplied by the independent pricing service for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are esoteric or that have complicated structures. The Company’s entire portfolio consists of traditional investments including U.S. Treasury obligations, federal agency mortgage pass-through securities, general obligation municipal bonds and a small amount of municipal revenue bonds. Pricing for such instruments is fairly generic and is easily obtained. For in-state bond issues that have relatively low issue sizes and liquidity, the Company utilizes the same parameters for pricing mentioned in the preceding paragraph adjusted for the specific issue. From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third party sources.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2014
Securities available for sale:
U.S. Treasury	$229,299	$—	$—	$229,299
U.S. federal agencies	—	199,030	—	199,030
Mortgage-backed securities	—	10,551	17,032	27,583
States and political subdivisions	—	54,421	—	54,421
Other securities	—	3,495	12,992	16,487
Derivative assets	—	2,648	—	2,648
Derivative liabilities	—	1,250	—	1,250
Loans held for sale	—	8,706	—	8,706
Mortgage servicing intangibles	—	—	476	476
September 30, 2013
Securities available for sale:
U.S. Treasury	$—	$—	$—	$—
U.S. federal agencies	—	360,904	—	360,904
Mortgage-backed securities	—	14,455	19,501	33,956
States and political subdivisions	—	53,386	—	53,386
Other securities	—	3,421	10,760	14,181
Derivative assets	—	3,049	—	3,049
Derivative liabilities	—	1,886	—	1,886
Loans held for sale	—	4,934	—	4,934
Mortgage servicing intangibles	—	—	595	595

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the nine months ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Balance at the beginning of the year	$32,002	$10,779
Purchases, issuances and settlements	(1,518)	20,600
Sales	(813)	(251)
Gains included in earnings	673	182
Total unrealized gains (losses)	156	(454)

Balance at the end of the period	$30,500	$30,856

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the nine months ended September 30, 2014 and 2013, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis and the related gains or losses recognized during the period:

	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Nine Months Ended September 30, 2014
Impaired loans (less specific allowance)	—	—	$37,799	$37,799	$—
Foreclosed assets	—	—	190	190	(191)
Other real estate owned	—	—	6,826	6,826	(7)
Nine Months Ended September 30, 2013
Impaired loans (less specific allowance)	—	—	$36,286	$36,286	$—
Foreclosed assets	—	—	307	307	(9)
Other real estate owned	—	—	8,121	8,121	(754)

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,833,705	$1 ,833,705	$1,826,936	$1,826,936
Securities held for investment	8,766	8,845	12,213	12,328
Level 3 inputs:
Loans, net	3,722,876	3,753,128	3,320,079	3,346,578
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	5,740,449	5,777,715	5,309,464	5,338,655
Short-term borrowings	11,473	11,473	5,074	5,074
Long-term borrowings	—	—	8,938	8,889
Junior subordinated debentures	26,804	29,699	26,804	28,927
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,775		1,378
Letters of credit		369		468

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued quarterly) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at September 30, 2014 or 2013.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

	September 30, 2014
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	288	$935
Derivative liabilities	Barrels	(288)	(558)
Natural Gas
Derivative assets	MMBTUs	1,718	1,713
Derivative liabilities	MMBTUs	(1,718)	(692)
Total Fair Value	Included in
Derivative assets	Other assets		2,648
Derivative liabilities	Other liabilities		1,250

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Derivative income	$72	$71	$370	$309

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank customers:

September 30, 2014
(Dollars in thousands)
Credit exposure	$226

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended:
September 30, 2014
Net interest income (expense)	$15,267	$30,076	$1,594	$(423)	$—	$46,514
Noninterest income	3,417	13,163	7,722	20,105	(19,469)	24,938
Income before taxes	10,640	21,377	3,002	11,893	(19,287)	27,625

September 30, 2013
Net interest income (expense)	$14,043	$25,613	$1,491	$(435)	$—	$40,712
Noninterest income	3,213	12,750	6,864	15,651	(14,826)	23,652
Income before taxes	9,173	15,229	2,619	8,688	(14,654)	21,055

Nine Months Ended:
September 30, 2014
Net interest income (expense)	$44,426	$86,272	$4,538	$(1,204)	$—	$134,032
Noninterest income	10,293	38,402	21,107	51,979	(49,670)	72,111
Income before taxes	25,914	54,146	8,360	29,252	(49,396)	68,276

September 30, 2013
Net interest income (expense)	$41,997	$76,181	$4,786	$(1,366)	$—	$121,598
Noninterest income	9,519	36,141	19,839	44,192	(41,771)	67,920
Income before taxes	26,218	43,818	8,014	24,425	(41,481)	60,994

Total Assets:
September 30, 2014	$2,189,295	$4,107,457	$110,778	$647,076	$(648,031)	$6,406,575
December 31, 2013	2,079,444	3,764,429	103,656	703,294	(611,849)	6,038,974
September 30, 2013	2,031,194	3,723,491	120,476	647,336	(595,767)	5,926,730

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

SUMMARY

BancFirst Corporation’s net income was $18.8 million, or $1.19 diluted earnings per share, for the third quarter of 2014, compared to net income of $14.5 million or $0.93 diluted earnings per share, for the third quarter of 2013. Net income for the first nine months of 2014 was $48.1 million, or $3.05 diluted earnings per share, compared to $40.5 million or $2.61 diluted earnings per share, for the nine months ended September 30, 2013.

Net interest income for the third quarter of 2014 was $46.5 million compared to $40.7 million for the third quarter of 2013. The net interest margin for the quarter increased to 3.13% compared to 3.01% for the same period of the previous year, despite interest rates remaining at historically low levels. Loan growth, higher securities balances, and additional interest income from an acquisition in the first quarter all contributed to the higher net interest income and margin. The provision for loan losses for the third quarter was negative $3.1 million compared to negative $12,000 a year ago. The negative provision in 2014 was due to a release of $5.31 million of loan loss reserves, partially offset by a $1.36 million increase in the specific loss reserves for existing adversely classified loans. The Company reported net charge-offs for the quarter of 0.02% of average loans, compared to net charge-offs of less than 0.01% for the same period the prior year. Noninterest income for the quarter totaled $24.9 million compared to $23.7 million for the third quarter of 2013. Noninterest expense was $46.9 million compared to $43.3 million a year ago.

The reversal of loan loss reserves was the result of management’s determination during the third quarter that the current embedded losses in the Company’s loan portfolio are now expected to be below amounts previously estimated. This calculation is heavily influenced by extraordinarily low charge-offs realized in Oklahoma’s energy-based economy over the past several years. It is unreasonable to expect the State’s economy to continue at such a high level into perpetuity, which could impact the estimate of the allowance for loan losses in future periods. Moreover, changes to accounting principles that have been proposed by the FASB could make the methodology for determining the allowance for loan losses more forward-looking, which could increase the estimate of the allowance.

At September 30, 2014, the Company’s total assets were $6.4 billion, up $367.6 million, or 6.1%, from $6.0 billion at December 31, 2013. Securities increased $8.0 million to a total of $535.6 million. Loans totaled $3.8 billion, up $375.2 million from December 31, 2013. Deposits totaled $5.7 billion, up $320.9 million. The Company’s total stockholders’ equity was $596.2 million, an increase of $39.2 million, or 7.0%, over December 31, 2013.

The Company’s asset quality remained strong. Nonperforming and restructured assets were 0.67% of total assets compared to 0.69% at December 31, 2013. The allowance to total loans was 1.05% compared to 1.15% at year end 2013.

On January 24, 2014, BancFirst, a wholly-owned subsidiary of BancFirst Corporation, assumed all of the deposits and purchased certain assets of The Bank of Union, El Reno, Oklahoma (“The Bank of Union”). The Bank of Union was closed on that day by the Oklahoma State Banking Department. At September 30, 2014, the balance of acquired loans was approximately $79.9 million, the majority of which are classified as performing, and deposits in the acquired branches were approximately $208.3 million. As a result of the acquisition, the Company recorded core deposit intangibles of approximately $2.2 million and goodwill of $417,000.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income Statement Data
Net interest income	$46,514	$40,712	$134,032	$121,598
Provision for loan losses	(3,115)	(12)	1,232	804
Securities transactions	284	90	819	341
Total noninterest income	24,938	23,652	72,111	67,920
Salaries and employee benefits	28,153	26,094	81,569	76,388
Total noninterest expense	46,942	43,321	136,635	127,720
Net income	18,793	14,491	48,138	40,456
Per Common Share Data
Net income – basic	$1.22	$0.94	$3.12	$2.65
Net income – diluted	1.19	0.93	3.05	2.61
Cash dividends	0.34	0.31	0.96	0.89
Performance Data
Return on average assets	1.17%	0.99%	1.02%	0.94%
Return on average stockholders’ equity	12.63	10.62	11.14	10.14
Cash dividend payout ratio	27.91	33.05	30.74	33.56
Net interest spread	2.99	2.85	2.93	2.90
Net interest margin	3.13	3.01	3.07	3.06
Efficiency ratio	65.70	67.31	66.28	67.39
Net charge-offs to average loans	0.02	0.00	0.02	0.02

Net Interest Income

For the three months ended September 30, 2014, net interest income, which is the Company’s principal source of operating revenue, increased to $46.5 million compared to $40.7 million for the three months ended September 30, 2013, primarily due to a higher volume of earning assets. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin increased slightly for the third quarter of 2014 compared to the third quarter of 2013, despite interest rates remaining at historically low levels. Loan growth, higher securities balances, and additional interest income from an acquisition in the first quarter all contributed to the higher net interest income and margin. If interest rates and/or loan volume do not increase, management expects its net interest margin to decrease in the fourth quarter of 2014.

Net interest income for the nine months ended September 30, 2014 was $134.0 million compared to $121.6 million for the nine months ended September 30, 2013. The net interest margin for the year-to-date remained relatively flat compared to the same period of the previous year, as shown in the preceding table.

Provision for Loan Losses

The Company’s provision for loan losses for the third quarter of 2014 was negative $3.1 million compared to negative $12,000 a year ago. The negative provision in 2014 was due to a release of $5.31 million of loan loss reserves, partially offset by a $1.36 million increase in the specific loss reserves for existing adversely classified loans. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses.

The reversal of loan loss reserves was the result of management’s determination during the third quarter that the current embedded losses in the Company’s loan portfolio are now expected to be below amounts previously estimated. This calculation is heavily influenced by extraordinarily low charge-offs realized in Oklahoma’s energy-based economy over the past several years. As a result, the calculation is utilizing lower historical loss rates. It is unreasonable to expect the State’s economy to continue at such a high level into perpetuity, which could impact the estimate of the allowance for loan losses in future periods. Moreover, changes to accounting principles that have been proposed by the FASB could make the methodology for determining the allowance for loan losses more forward-looking, which could increase the estimate of the allowance.

The Company reported net loan charge-offs of $715,000 for the third quarter of 2014, compared to net loan charge-offs of $111,000 for the third quarter of 2013. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

For the nine months ended September 30, 2014, the Company’s provision for loan losses was $1.2 million, compared to $804,000 for the nine months ended September 30, 2013. The higher provision for loan losses in 2014 was due primarily to loan growth and increases in the specific loss reserves for adversely classified loans; this was partially offset by the negative provision in the third quarter of 2014 described above. Net loan charge-offs were $799,000, compared to $670,000 for the same period of the prior year.

Noninterest Income

Noninterest income totaled $24.9 million for the third quarter of 2014 compared to $23.7 million for the third quarter of 2013. Service charges on deposits have increased due primarily to an increase in deposit accounts from our acquisition and internal growth. Fees from debit card usage totaled $5.3 million and $4.7 million during the three months ended September 30, 2014 and 2013, respectively. Trust revenue and cash management revenue also increased due to growth in the number of customers and increased activity.

Noninterest income for the nine months ended September 30, 2014 totaled $72.1 million compared to $67.9 million for the nine months ended September 30, 2013. Service charges on deposits have increased due primarily to an increase in deposit accounts from our acquisition and internal growth. Fees from debit card usage totaled $15.5 million and $13.2 million during the nine months ended September 30, 2014 and 2013, respectively. Trust revenue and cash management revenue also increased due to growth in the number of customers and increased activity.

Noninterest Expense

For the third quarter of 2014, noninterest expense totaled $46.9 million compared to $43.3 million for the third quarter of 2013. The increase in noninterest expense was partly due to the acquisition of The Bank of Union, which added $1.4 million in the quarter.

For the nine months ended September 30, 2014, noninterest expense totaled $136.6 million compared to $127.7 million for the nine months ended September 30, 2013. The increase in noninterest expense was partly due to the acquisition of The Bank of Union, which added $3.4 million for the year and the amortization of the Company’s investment in historic tax credits, which added approximately $20 million, partly offset by a gain on sale of other real estate owned property of approximately $500,000. Increases in salaries and benefits, primarily due to the impact of standard annual merit increases, were partly offset by lower than anticipated health care costs of approximately $950,000.

Income Taxes

The Company’s effective tax rate on income before taxes was 32.0% for the three months ended September 30, 2014, compared to 31.1% for the three months ended September 30, 2013.

The Company’s effective tax rate on income before taxes was 29.5% for the first nine months of 2014, compared to 33.7% for the first nine months of 2013. The decrease in 2014 was due primarily to new tax credits utilized in the second quarter and the recognition of state deferred tax benefits in the first quarter.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	September 30,	December 31,	September 30,
	2014	2013	2013
	(unaudited)		(unaudited)
Balance Sheet Data
Total assets	$6,406,575	$6,038,974	$5,926,730
Total loans	3,762,343	3,387,146	3,358,938
Allowance for loan losses	39,467	39,034	38,859
Securities	535,586	527,627	474,640
Deposits	5,740,449	5,419,519	5,309,464
Stockholders’ equity	596,183	556,997	545,973
Book value per share	38.59	36.33	35.69
Tangible book value per share	34.96	32.75	32.08
Average loans to deposits (year-to-date)	63.02%	62.69%	62.77%
Average earning assets to total assets (year-to-date)	92.67	92.65	92.65
Average stockholders’ equity to average assets (year-to-date)	9.13	9.23	9.24
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.96%	0.98%	1.02%
Nonperforming and restructured assets to total assets	0.67	0.69	0.72
Allowance for loan losses to total loans	1.05	1.15	1.16
Allowance for loan losses to nonperforming and restructured loans	109.08	117.60	113.00

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of September 30, 2014 decreased $23.8 million from December 31, 2013 and increased $6.8 million from September 30, 2013. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the funds market that has resulted in near zero overnight federal funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period which continues to be 0.25%.

Securities

At September 30, 2014, total securities increased $8.0 million compared to December 31, 2013 and increased $60.9 million compared to September 30, 2013. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $7.4 million at September 30, 2014, compared to an unrealized gain of $6.0 million at December 31, 2013, and an unrealized gain of $6.0 million at September 30, 2013. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $4.6 million, $3.9 million and $3.9 million, respectively.

Loans (Including Acquired Loans)

At September 30, 2014, total loans were up $375.2 million from December 31, 2013 and up $403.4 million from September 30, 2013, due to internal growth and loans from the Bank of Union acquisition, which had $79.9 million at September 30, 2014.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At September 30, 2014, the allowance for loan losses represented 1.05% of total loans, compared to 1.15% at December 31, 2013 and 1.16% at September 30, 2013.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The remaining credit component of the adjustment was $6.8 million at September 30, 2014, $2.3 million at December 31, 2013 and $2.3 million at September 30, 2013, while the acquired loans outstanding were $116.9 million, $65.9 million and $72.9 million, respectively. The increase during 2014 was due to the Bank of Union acquisition. The decrease in 2013 was due to improved credit quality of the loans and loan payoffs.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $43.2 million at September 30, 2014, compared to $41.6 million at December 31, 2013 and $42.8 million at September 30, 2013. The Company’s level of nonperforming and restructured assets has continued to be relatively low.

Nonaccrual loans totaled $17.1 million at September 30, 2014 compared to $14.4 million at the end of 2013. Nonaccrual loans increased in 2014 due primarily to the acquisition of nonperforming loans from The Bank of Union. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income, which was not accrued on nonaccrual loans outstanding, was approximately $839,000 for the nine months ended September 30, 2014 and $1.3 million for the nine months ended September 30, 2013. Only a small amount of this interest is expected to be ultimately collected.

Other real estate owned and repossessed assets declined to $7.0 million at September 30, 2014, compared to $8.4 million at December 31, 2013 and $8.4 million at September 30, 2013 due to the sale of a property.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $31.9 million of these loans at September 30, 2014 compared to $6.2 million at December 31, 2013 and $5.1 million at September 30, 2013. Potential problem loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The higher level of potential problem loans was due primarily to an additional $25.4 million for a single commercial loan that was experiencing financial difficulty during the year, but was not considered impaired.

Liquidity and Funding

Deposits

At September 30, 2014, total deposits increased $320.9 million compared to December 31, 2013 and increased $431.0 million compared to September 30, 2013. The branches acquired from the former Bank of Union had $208.3 million in deposits at September 30, 2014. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 93.9% at September 30, 2014, compared to 93.5% at December 31, 2013 and 93.3% September 30, 2013. Noninterest-bearing deposits to total deposits were 39.5% at September 30, 2014, compared to 38.5% at December 31, 2013, and 38.1% at September 30, 2013.

Short-Term Borrowings

Short-term borrowings consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $11.5 million at September 30, 2014, compared to $4.6 million at December 31, 2013 and $5.1 million at September 30, 2013.

Long-Term Borrowings

The Company does not have any borrowings from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas as of September 30, 2014. The Company had $6.9 million of FHLB borrowings at December 31, 2013 and $8.9 million at September 30, 2013, which matured during the first half of 2014.

There have not been material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Capital Resources

Stockholders’ equity totaled $596.2 million at September 30, 2014, compared to $557.0 million at December 31, 2013 and $546.0 million at September 30, 2013. In addition to net income of $48.1 million, other changes in stockholders’ equity during the nine months ended September 30, 2014 included $4.0 million related to stock option exercises, $1.2 million related to stock-based compensation and a $659,000 increase in other comprehensive income, that were offset by $14.8 million in dividends. The Company’s tier 1 capital (to total assets) and total capital (to risk weighted assets) were 8.85% and 14.60%, respectively, at September 30, 2014, well in excess of the regulatory minimums.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,681,534	$46,838	5.05%	$3,297,360	$41,766	5.03%
Securities – taxable	512,325	1,536	1.19	453,614	1,097	0.96
Securities – tax exempt	41,334	404	3.88	40,549	438	4.28
Interest bearing deposits w/ banks & FFS	1,694,709	1,112	0.26	1,601,947	1,031	0.26

Total earning assets	5,929,902	49,890	3.34	5,393,470	44,332	3.26

Nonearning assets:
Cash and due from banks	182,129			173,030
Interest receivable and other assets	316,314			302,772
Allowance for loan losses	(43,332)			(39,284)

Total nonearning assets	455,111			436,518

Total assets	$6,385,013			$5,829,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$729,948	$175	0.09%	$629,765	$155	0.10%
Savings deposits	2,012,597	1,146	0.23	1,838,186	1,051	0.23
Time deposits	771,103	1,337	0.69	790,106	1,643	0.82
Short-term borrowings	12,636	6	0.18	4,921	1	0.05
Long-term borrowings	—	—	—	9,584	52	2.16
Junior subordinated debentures	26,804	491	7.27	26,804	492	7.29

Total interest bearing liabilities	3,553,088	3,155	0.35	3,299,366	3,394	0.41

Interest free funds:
Noninterest bearing deposits	2,214,894			1,965,052
Interest payable and other liabilities	26,584			24,107
Stockholders’ equity	590,447			541,463

Total interest free funds	2,831,925			2,530,622

Total liabilities and stockholders’ equity	$6,385,013			$5,829,988

Net interest income		$46,735			$40,938

Net interest spread			2.99%			2.85%

Effect of interest free funds			0.14%			0.16%

Net interest margin			3.13%			3.01%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2014			2013
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,589,402	$135,481	5.05%	$3,251,226	$124,589	5.12%
Securities – taxable	509,336	4,343	1.14	497,410	3,745	1.01
Securities – tax exempt	41,137	1,253	4.07	42,769	1,452	4.54
Interest bearing deposits w/ banks & FFS	1,727,436	3,303	0.26	1,560,303	2,980	0.26

Total earning assets	5,867,311	144,380	3.29	5,351,708	132,766	3.32

Nonearning assets:
Cash and due from banks	189,030			156,353
Interest receivable and other assets	315,901			307,092
Allowance for loan losses	(41,067)			(38,904)

Total nonearning assets	463,864			424,541

Total assets	$6,331,175			$5,776,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Transaction deposits	$766,895	$580	0.10%	$654,217	$486	0.10%
Savings deposits	1,981,904	3,363	0.23	1,803,802	3,143	0.23
Time deposits	792,202	4,237	0.72	806,530	5,149	0.85
Short-term borrowings	9,491	13	0.18	4,554	4	0.13
Long-term borrowings	2,186	25	1.53	9,707	176	2.42
Junior subordinated debentures	26,804	1,474	7.35	26,804	1,474	7.35

Total interest bearing liabilities	3,579,482	9,692	0.36	3,305,614	10,432	0.42

Interest free funds:
Noninterest-bearing deposits	2,154,395			1,915,265
Interest payable and other liabilities	19,325			21,884
Stockholders’ equity	577,973			533,486

Total interest free funds	2,751,693			2,470,635

Total liabilities and stockholders’ equity	$6,331,175			$5,776,249

Net interest income		$134,688			$122,334

Net interest spread			2.93%			2.90%

Effect of interest free funds			0.14%			0.16%

Net interest margin			3.07%			3.06%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2013, the date of its most recent annual report to stockholders.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer, Interim Chief Financial Officer and Chief Risk Officer and Disclosure Committee, which includes the Company’s Chief Asset Quality Officer, Chief Internal Auditor, Senior Financial Officer, Controller, and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

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

Item 1A. Risk Factors.

As of September 30, 2014, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 23, 1998 and incorporated herein by reference).

3.2	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated June 15, 2004 (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004 and incorporated herein by reference).

3.3	Amended By-Laws (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 1992 and incorporated herein by reference).

3.4	Resolution of the Board of Directors amending Section XXVII of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 26, 2004 and incorporated herein by reference).

3.5	Amendment to Amended By-Laws, amending Article XVI, Section 1 and Article XVII, Section 1 of the Company’s By-Laws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 28, 2008 and incorporated herein by reference).

3.6	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation of BancFirst Corporation dated May 23, 2013 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 29, 2013 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1, 3.2, 3.3 and 3.4 above).

4.2	Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent, including as Exhibit A the form of Certificate of Designations of the Company setting forth the terms of the Preferred Stock, as Exhibit B the form of Right Certificate and as Exhibit C the form of Summary of Rights Agreement (filed as Exhibit 4.1 to the Company’s Form 8-K dated January 28, 2009 and incorporated herein by reference).

4.3	Amendment No. 1 to Rights Agreement, dated as of February 25, 1999, between BancFirst Corporation and BancFirst, as Rights Agent (filed as Exhibit 4.2 to the Company’s 8-K dated January 28, 2009 and incorporated herein by reference).

4.4	Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.5	Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6	Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.7	Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.8	Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

10.1	BancFirst Corporation Employee Stock Ownership and Trust Agreement adopted December 21, 2006 effective January 1, 2007 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2008 and incorporated herein by reference).

10.2	Fourth Amended and Restated BancFirst Corporation Directors’ Stock Option Plan (filed as Exhibit 10.1 to the Company’s Form 8-K dated October 28, 2014 and incorporated herein by reference).

Exhibit Number	Exhibit

10.3	Fourth Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2014 and incorporated herein by reference).

10.4	Amended and Restated BancFirst Corporation Thrift Plan adopted March 25, 2010 effective January 1, 2010 (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.5	Amendment (Code Section 415 Compliance) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted July 23, 2009. (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.6	Amendment (Pension Protection Act, Heart Act and the Worker, Retiree, and Employer Recovery Act) to the BancFirst Corporation Employee Stock Ownership Plan and Trust Agreement, adopted December 17, 2009 (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010 and incorporated herein by reference).

10.7	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

10.8	Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.9	Amendment to the Amended and Restated BancFirst Corporation Employee Stock Ownership Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.10	Thirteenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Form 8-K dated October 28, 2014 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: November 7, 2014	/s/ David E. Rainbolt
David E. Rainbolt
President
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2014	/s/ Randy Foraker
Randy Foraker
Executive Vice President
Interim Chief Financial Officer
and Chief Risk Officer
(Principal Financial and Accounting Officer)