Form 10-K
period 2014-12-31
BANCFIRST CORP /OK/
filed 2015-03-13
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2014 was approximately $476,942,909.

As of January 30, 2015, there were 15,504,513 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders of the registrant (the “2015 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

BANCFIRST CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is an Oklahoma business corporation and a financial holding company under federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust II (a Delaware business trust), 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities, and 100% of BancFirst Insurance Services, Inc., an Oklahoma business corporation operating as an independent insurance agency.

The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. The Company currently has 95 banking locations serving 52 communities throughout Oklahoma.

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

The Bank’s primary lending activity is the financing of business and industry in its market areas. Its commercial loan customers are generally small to medium-sized businesses engaged in light manufacturing, local wholesale and retail trade, commercial and residential real estate development and construction, services, agriculture and the energy industry. Most forms of commercial lending are offered, including commercial mortgages, other forms of asset-based financing and working capital lines of credit. In addition, the Bank offers Small Business Administration (“SBA”) guaranteed loans through BancFirst Commercial Capital, a division established in 1991.

Consumer lending activities of the Bank consist of traditional forms of financing for automobiles, residential mortgage loans, home equity loans and other personal loans. Residential loans consist primarily of home loans in non-metropolitan areas which are generally shorter in duration than typical mortgages and reprice within five years.

The Bank’s range of deposit services include checking accounts, Negotiable Order of Withdrawal (“NOW”) accounts, savings accounts, money market accounts, sweep accounts, club accounts, individual retirement accounts and certificates of deposit. Overdraft protection and auto draft services are also offered. Deposits of the Bank are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”).

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

BancFirst has the following principal subsidiaries: Council Oak Investment Corporation, a small business investment corporation, Council Oak Real Estate, Inc., a real estate investment company, and BancFirst Agency, Inc., a credit life insurance agency. All of these companies are Oklahoma corporations.

The Company had approximately 1,688 full-time equivalent employees at December 31, 2014, compared to approximately 1,653 full-time equivalent employees at December 31, 2013. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

Management believes the Company is in an advantageous competitive position operating as a “super community bank.” Under this strategy, the Company provides a broad line of financial products and services to small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full-service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high-quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and neither offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s market share of deposits for Oklahoma was 7.25% as of June 30, 2014 and 6.82% as of June 30, 2013.

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

Operating Segments

The Company has four principal business units: metropolitan banks, community banks, other financial services and executive operations and support. For more information on the Company’s Operating Segments see Note (22), “Segment Information” to the Company’s Consolidated Financial Statements.

Control of Company

Affiliates of the Company beneficially own approximately 50% of the outstanding shares of the Company’s common stock as of January 30, 2015. Under the Company’s Bylaws, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the Company’s affiliates have the ability to control the business and affairs of the Company.

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

“Financial in nature” activities include securities underwriting, dealing and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking and other activities that the Federal Reserve Board, in consultation with the Secretary of the U.S. Treasury, determines from time to time to be financial in nature or incidental to such financial activity or is complementary to a financial activity and does not pose a safety and soundness risk.

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered to be “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Requirements,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve Board’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not return to compliance within 180 days, the Federal Reserve Board may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

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

In October 2012, as required by the Dodd-Frank Act, the Federal Reserve Board published final rules regarding company-run stress testing. The rules require financial institutions to conduct an annual company-run stress test of capital, consolidated earnings and losses under at least three different sets of conditions, including baseline, adverse and severely adverse conditions. It is anticipated that the capital ratios reflected in the stress test calculations will be an important factor to be considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. The rules apply to institutions with average total consolidated assets greater than $10 billion and, accordingly, do not currently apply to the Company, which had total consolidated assets at December 31, 2014 of approximately $6.6 billion. However, while the Federal Reserve Board has stated that smaller banking organizations such as the Company are not required or expected to conduct the types of stress-testing specifically mandated by the rules, they continue to emphasize that all banking institutions, regardless of size, should have the capacity to analyze the potential impact of adverse outcomes on their financial condition.

Transactions with Affiliates

The Company and the Bank are deemed affiliates of each other within the meaning of the Federal Reserve Act, and covered transactions between affiliates are subject to certain restrictions, including compliance with Sections 23A and 23B of the Federal Reserve Act and their implementing regulations. These regulations limit the types and amounts of covered transactions engaged in by a financial institution and its affiliates, and generally require those transactions to be on an arm’s-length basis. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by a financial institution with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

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

Capital Requirements

Regulatory Capital Requirements in Effect prior to January 1, 2015. The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve Board and the FDIC. The federal regulatory authorities’ risk-based capital guidelines in effect as of December 31, 2014 were based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”).  The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.  The requirements were intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments.  Under the capital adequacy guidelines in effect prior to January 1, 2015, bank holding companies were required to maintain minimum total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least one-half of that amount consisting of Tier I, or core capital, and the remaining amount consisting of Tier II, or supplementary capital. Tier I capital for bank holding companies generally consisted of the sum of common shareholders’ equity, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier II capital generally consisted of hybrid capital instruments not meeting the Tier 1 definition, term subordinated debt and, subject to limitations, general allowances for loan losses. For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations were assigned to various risk categories.  Under these guidelines, the Company, like other bank holding companies, was required to maintain Tier 1 capital and “total capital” (the sum of Tier 1 and Tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets. As of December 31, 2014, the Company had a Tier 1 ratio of 13.77% and a total capital ratio of 14.75%. The Bank, like other depository institutions, was required to maintain similar capital levels under capital adequacy guidelines. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action its Tier 1 and total capital ratios had to be at least 6.0% and 10.0% on a risk-adjusted basis, respectively. As of December 31, 2014, the Bank had a Tier 1 ratio of 12.71% and a total capital ratio of 13.68%.

In addition, the Federal Reserve Board also required bank holding companies to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization’s Tier I capital to its total consolidated quarterly average assets (as defined for regulatory purposes), net of the allowance for loan losses, goodwill and certain other intangible assets. The requirements imposed a minimum leverage ratio of 3.0% for bank holding companies and member banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk. All other bank holding companies and member banks were required to maintain a minimum leverage ratio of 4.0%, unless a different minimum was specified by an appropriate regulatory authority. In addition, for a depository institution to be considered “well capitalized” under the regulatory framework for prompt corrective action, its leverage ratio had to be at least 5.0%. At December 31, 2014, the Company had a leverage ratio of 8.83% and the Bank had a leverage ratio of 8.15%.

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

Basel III Capital Rules Effective January 1, 2015.  In July 2013 the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System approved a final rule to implement in the United States the Basel III regulatory capital reforms from the Basel Committee as well as certain changes required by the Dodd-Frank Act (the “Basel III Capital Rules”). The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the U.S. risk-based capital rules in effect prior to the effective date of the new rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords.  The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).

Among other things, the Basel III Capital Rules (i) introduce a new capital measure call “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CETI and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average quarterly assets (as compared to a minimum leverage ratio of 3% under the old rules for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).  The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.  Phase-in of the capital conservation buffer requirements will begin on January 1, 2016 and be fully phased-in on January 1, 2019.

The Basel III Capital Rules also provide for a “countercyclical capital buffer” to be phased-in between January 1, 2016 and January 1, 2019, that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank.

Under the Basel III Capital Rules, the initial minimum capital ratios that became effective on January 1, 2015 are as follows:

• 4.5% CET1 to risk-weighted assets.

• 6.0% Tier 1 capital to risk-weighted assets.

• 8.0% Total capital to risk-weighted assets.

• 4.0% Tier 1 capital to average quarterly assets

The enactment of the Basel III Capital Rules will increase the Company’s required capital levels and those of the Bank.  Management believes that as of December 31, 2014, the Company and the Bank would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect at such date.

Liquidity Coverage Ratio

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. Liquidity risk management has become increasingly important since the financial crisis. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are designed to incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III Capital Rules did not address the proposed liquidity coverage ratio called for by the Basel Committee’s Basel III framework. On September 9, 2014, the Federal Reserve Board issued a final rule implementing a liquidity coverage ratio requirement in the United States for larger banking organizations. Neither the Company nor the Bank is subject to the liquidity coverage ratio requirement.

Prompt Corrective Action

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

Under this system, the federal banking regulators have established five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all depository institutions are placed. The federal banking regulators have specified by regulation the relevant capital levels for each of the categories. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. A depository institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities, and appointment of the FDIC as conservator or receiver. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

With respect to the Bank, the Basel III Capital Rules revise the prompt corrective action regulations by: (i) introducing the CET1 ratio requirement at each prompt corrective action category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.  The Company believes that, as of December 31, 2014, the Bank was “well capitalized” based on the aforementioned ratios.

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

The Company’s FDIC insurance expense totaled $3.3 million, $3.0 million and $2.9 million in 2014, 2013 and 2012, respectively. FDIC insurance expense includes deposit insurance assessments as well as Financing Corporation (“FICO”) assessments. All FDIC-insured depository institutions must pay an annual FICO assessment to provide funds for the payment of interest on bonds issued by FICO during the 1980s to resolve the thrift bailout. FDIC-insured depository institutions paid an average FICO assessment of 62 cents for each $100 of assessable deposits in 2014.

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

Safety and Soundness Standards

The FDI Act requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits and such other operational and managerial standards as the agencies deem appropriate. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDI Act. See “--Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. Officials from the Federal Reserve Board have recently indicated that they are preparing a proposed new rule on incentive compensation.

In June 2010, the Federal Reserve Board, OCC and FDIC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk-management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are expected to be incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

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

Fiscal and Monetary Policies

The Company’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve Board are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits and (d) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve Board may have a material effect on the Company’s business, results of operations and financial condition.

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

Anti-Money Laundering and the Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”) is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The Patriot Act substantially broadened the scope of the U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations which apply various requirements of the Patriot Act to financial institutions such as the Bank. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing, and have significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulations take into account CRA rating when considering approval of a proposed transaction. During its last examination in 2012, a rating of “satisfactory” was received by the Bank.

Consumer Laws and Regulations

Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the federal consumer protection statutes set forth below. Many states and local jurisdictions have consumer protection laws analogous and in addition, to those listed below. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

Federal Laws Applicable to Credit Transactions. The loan operations of the Bank are also subject to federal laws and regulations applicable to credit transactions, including, among others, the:

• Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

• Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

• Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

• Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

• Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

• Real Estate Settlement Procedures Act, requiring lenders to give borrowers certain disclosures with respect to the origination and servicing of one to four family mortgage loans;

• Service Members Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of and property rights underlying secured obligations of persons in military service; and the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws and regulations, which continue to be extensively amended and revised.

Federal Laws Applicable to Deposit Operations. Among other laws and regulations, the deposit operations of the Bank are subject to the following federal laws and their related regulations:

• Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

• Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

• Expedited Funds Availability Act, which standardizes hold periods for deposits and regulates financial institutions’ use of deposit holds;

• Truth-in-Savings Act, which requires uniform disclosure of terms and conditions regarding interest and fees when giving out information on or opening a new savings account; and

• the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws, which continue to be extensively amended and revised.

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, as amended by the Dodd-Frank Act (the “Riegle-Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, prior to or following the proposed acquisition, control no more than 10% of the total amount of deposits of insured depository institutions nationwide and no more than 30% of such deposits in that state (or such amount as set by the state if such amount is lower than 30%).

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

Changes in Laws, Regulations or Policies

Banking is a heavily regulated industry.  Additional initiatives may be proposed or introduced before Congress and other government bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions and may subject the Company to increased supervision and disclosure and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the Company would be affected thereby.

State Regulation

BancFirst is an Oklahoma-chartered state bank. Accordingly, BancFirst’s operations are subject to various requirements and restrictions of Oklahoma state law relating to loans, lending limits, interest rates payable on deposits, investments, mergers and acquisitions, borrowings, dividends, capital adequacy and other matters. However, Oklahoma banking law specifically empowers a state-chartered bank such as BancFirst to exercise the same powers as are conferred upon national banks by the laws of the United States and the regulations and policies of the Office of the Comptroller of the Currency, unless otherwise prohibited or limited by the State Banking Commissioner or the State Banking Board. Accordingly, unless a specific provision of Oklahoma law otherwise provides, a state-chartered bank is empowered to conduct all activities that a national bank may conduct.

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

Securities Laws

The Company’s common stock is publicly held and listed on the NASDAQ Global Select Market, and the Company is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the SEC promulgated thereunder as well as listing requirements of the NASDAQ. In addition, the Dodd-Frank Act includes provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including the Company.

The Company is also subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including:

●	required executive certification of financial presentation;
●	increased requirements for board audit committees and their members;
●	enhanced disclosures of controls and procedures and internal control over financial reporting;
●	enhanced controls over, and reporting of, insider trading and
●	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

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

BancFirst Corporation

101 N. Broadway

Oklahoma City, Oklahoma 73102

ATTENTION: Randy Foraker

Executive Vice President

(405) 270-1044

1A. Risk Factors

In the course of conducting our business operations, the Company is exposed to a variety of risks that are inherent to the financial services industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us in the current period of significant economic and market disruption. The risks and uncertainties described below are not the only ones facing the Company. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and the risk factors discussed below should not be considered a complete list of potential risks that may affect the Company. Further, to the extent that any of the information contained in this report constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

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

The Company May Be Adversely Affected By Declining Crude Oil Prices

  Recent decisions by members the Organization of Petroleum Exporting Countries (“OPEC”) to maintain existing crude oil production levels has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Oklahoma-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2014, the price per barrel of crude oil was approximately $53 compared to approximately $98 as of December 31, 2013. While many of the Company’s customers have hedged their exposure to oil price changes in the near term, if oil prices remain at these low levels for an extended period, the Company could experience weaker energy loan demand and increased losses within its energy portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of states such as Oklahoma, where the energy industry is a significant driver of economic development. Although as of December 31, 2014, energy loans comprised less than 3% of the Company’s loan portfolio, the impact of lower oil prices could have an indirect impact on the Company’s other loan portfolio segments, for example, commercial real estate (“CRE”).

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to losses, which could have a material negative effect on our financial condition and results of operations.

Loans secured by real estate have been a large portion of our loan portfolio. At December 31, 2014, this percentage was 65.8% compared to 67.3% at December 31, 2013. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. Although we were not, and are not, involved in subprime lending, the ramifications of the subprime lending crisis and the turmoil in the financial and capital markets that followed have been far-reaching, with real estate values declining and unemployment and bankruptcies rising throughout the nation, including the region we serve. The ability of our borrowers to repay their loans could be adversely impacted by the significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for loan losses. In addition, because multi-family and commercial real estate loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

If a significant number of customers fail to perform under their loans, our business, profitability and financial condition would be adversely affected.

As a lender, we face the risk that a significant number of our borrowers will fail to pay their loans resulting from other risks, including the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability and financial condition. We have established an evaluation process designed to recognize loan losses as they occur. While this evaluation process uses historical and other objective information, the classification of loans and the estimation of loan losses are dependent to a great extent on our experience and judgment. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses. We cannot assure you that our future loan losses will not have any material adverse effects on our business, profitability or financial condition.

Technological advances in payment processing is expected to negatively impact the Company’s interchange revenue

Interchange fees, or “swipe” fees, are charges that merchants pay to the processors who, in turn, share that revenue with Company and other card-issuing banks for processing electronic payment transactions. Rapid, significant technological changes continue to confront the payments industry. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions for processing electronic payment transactions. These include developments in smart cards, e-commerce, mobile, and radio frequency and proximity payment devices, such as contactless cards. Ongoing or increased competition in payment processing may restrict the Company’s ability to generate interchange revenue in the future. For the year ended December 31, 2014, debit card interchange revenue represented 23.7% of the Company’s noninterest income.

New consumer protection laws may reduce the Company’s noninterest income

The Company is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, and restrict the Company’s ability to raise interest rates and charge NSF fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees, which represented 24.7% of the Company’s noninterest income for the year ended December 31, 2014.  Violations of applicable consumer protection laws can also result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees.

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

Our results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business earnings. See “Item 1 - Business-Supervision and Regulation.” Our profitability is greatly dependent upon our earning a positive interest spread between our loan and securities portfolio, and our funding deposits and borrowings. Changes in the level of interest rates, or a prolonged unfavorable interest rate environment, or a decrease in our level of deposits that increases our cost of funds could negatively affect our profitability and financial condition.

There can be no assurance that actions of the U.S. Government, Federal Reserve Board and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended long-term effect.

Beginning in the fourth quarter of 2008, the U.S. Government responded to the ongoing financial crisis and economic slowdown by enacting new legislation and expanding or establishing a number of programs and initiatives. The U.S. Treasury, the FDIC and the Federal Reserve Board each have developed programs and facilities, including, among others, the Dodd-Frank Act and other efforts, designed to increase inter-bank lending, improve funding for consumer receivables and restore consumer and counterparty confidence in the banking sector, as more particularly described in “Item 1. Business—Supervision and Regulation.” There can be no assurance as to the long-term impact that any such initiatives or governmental programs will have on the financial markets, including the high levels of volatility and limited credit availability. Unintended long-term consequences of these programs or initiatives could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock and other equity and debt securities.

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business and subject us to additional regulatory scrutiny or civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on us and our results of operations. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on the Company’s business, financial condition and results of operations.

See the sections captioned “Supervision and Regulation” included in Item 1. Business, located elsewhere in this report.

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

The Company’s accounting estimates and risk-management processes may not be effective in mitigating risk and loss.

The Company maintains an enterprise risk-management program that is designed to identify, quantify, monitor, report and control the risks that it faces. These include interest-rate risk, credit risk, liquidity risk, operational risk, reputational risk and compliance and litigation risk. While the Company assesses and improves this program on an ongoing basis, there can be no assurance that its approach and framework for risk-management and related controls will effectively mitigate risk and limit losses in its business. To comply with generally accepted accounting principles, management must sometimes exercise judgment in selecting, determining and applying accounting methods, assumptions and estimates. This can arise, for example, in determining the allowance for loan losses or the fair value of assets or liabilities. The judgments required of management can involve difficult, subjective, or complex matters with a high degree of uncertainty, and several different judgments could be reasonable under the circumstances and yet result in significantly different results being reported. See “Critical Accounting Policies and Estimates” in Part II, Item 7. If management’s judgments later prove to have been inaccurate, we may experience unexpected losses that could be substantial.

Additionally, the processes the Company uses to estimate its probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company’s financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Company uses for determining its probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models the Company uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company’s analytical or forecasting models could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The soundness of other financial institutions could have a material adverse effect on our business, growth and profitability.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose our business to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

We are subject to liquidity risk.

Liquidity is the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses. Banks are especially vulnerable to liquidity risk because of their role in the transformation of demand or short-term deposits into longer-term loans or other extensions of credit. The Company, like other financial-services companies, relies to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed in the conduct of its business. A number of factors beyond the Company’s control, however, could have a detrimental impact on the level or cost of that funding and thus on its liquidity. These include market disruptions, changes in its credit ratings or the sentiment of its investors, the loss of substantial deposit relationships and reputational damage. Unexpected declines or limits on the dividends declared and paid by the Company’s subsidiaries also could adversely affect its liquidity position. While the Company’s policies and controls are designed to ensure that it maintains adequate liquidity to conduct its business in the ordinary course even in a stressed environment, there can be no assurance that its liquidity position will never become compromised. In such an event, the Company may be required to sell assets at a loss in order to continue its operations. This could damage the performance and value of its business, prompt regulatory intervention and harm its reputation, and if the condition were to persist for any appreciable period of time, its viability as a going concern could be threatened. See “Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk” in Part II, Item 7A for a discussion of how the Company monitors and manages liquidity risk.

We have businesses other than banking.

In addition to commercial banking services, we provide life and other insurance products, as well as other business and financial services. We may in the future develop or acquire other non-banking businesses. As a result of other such businesses, our earnings could be subject to risks and uncertainties that are different from those to which our commercial banking services are subject. In developing and marketing new lines of business and/or new products and services the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, financial condition and results of operations.

We may need to raise additional capital in the future, and such capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate significantly. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve Board.

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

We have historically paid a common stock dividend.  However, as a bank holding company, our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends. Additionally, the ability of the Company to declare or pay dividends on its common stock may also be subject to certain restrictions in the event that the Company elects to defer the payment of interest on its junior subordinated deferrable interest debentures. There can be no certainty that our common dividend will continue to be paid at the current levels. It is possible that our common dividend could be reduced or even cease to be paid. In such case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

Our directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 50% of our outstanding common stock as of January 30, 2015. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to control the outcome of any matter submitted to our stockholders for approval, including the election of directors, which requires only a majority vote. The directors and executive officers may vote to cause us to take actions with which our other stockholders do not agree.

Our stockholder rights plan, amended and restated certificate of incorporation, as well as certain provisions of banking law and Oklahoma corporate law, could make it difficult for a third party to acquire our company.

We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, Oklahoma corporate law and our amended and restated certificate of incorporation contain provisions that could delay, deter or prevent a change in control of our company or our management. Together, these provisions may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices of our common stock, and also could limit the price that investors are willing to pay in the future for shares of our common stock.  Additionally, provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s shareholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock inherently involves risk for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank, a technology and operations center and 95 branches. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties. (See Note 6 - “Premises and Equipment, Net” to the Consolidated Financial Statements for further information on the Company’s properties).

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

	Price Range
	High	Low	Cash Dividends Declared
2014
Fourth Quarter	$69.49	$61.24	$0.34
Third Quarter	68.00	57.31	0.34
Second Quarter	62.90	56.19	0.31
First Quarter	58.29	50.62	0.31
2013
Fourth Quarter	$58.02	$52.01	$0.31
Third Quarter	56.19	46.46	0.31
Second Quarter	47.14	40.11	0.29
First Quarter	43.65	39.13	0.29

As of January 30, 2015 there were 297 holders of record of our Common Stock. In addition to the holders of record, there were approximately 4,000 beneficial owners of our Common Stock. The closing price of our Common Stock on January 30, 2015 was $57.66 per share.

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

Stock Repurchases

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2014 there were 194,723 shares remaining that could be repurchased under the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

No purchases were made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2014.

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2014 is presented in the table below. All of the Company’s stock-based compensation plans have been approved by the Company’s stockholders.  Additional information regarding stock-based compensation plans is presented in Note 13 – Stock-Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders:
BancFirst Corporation Nonqualified Incentive Stock Option Plan and BancFirst Corporation Non-Employee Directors’ Stock Option Plan	1,029,657	$36.55	134,985
Equity compensation plans not approved by security holders:
BancFirst Corporation Directors’ Deferred Stock Compensation Plan	60,859	37.41	12,446

Total	1,090,516	$36.59	147,431

Performance Graph

The Company’s performance graph is incorporated by reference from “Company Performance” contained on the last page of this 10-K report.

Item 6. Selected Financial Data.

The following table sets forth certain historical consolidated financial data as of and for the five years ended December 31, 2014. The historical consolidated financial data has been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes included elsewhere in this report.

	At and for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Income Statement Data
Net interest income	$181,351	$163,519	$164,815	$156,897	$142,757
Provision for loan losses	3,072	1,258	3,100	4,515	2,954
Noninterest income	96,413	90,155	87,717	76,961	69,938
Noninterest expense	183,521	171,574	170,428	158,646	144,095
Net income	63,887	54,317	51,900	45,621	42,309
Balance Sheet Data
Total assets	$6,574,972	$6,038,974	$6,022,250	$5,608,825	$5,060,249
Securities	524,783	527,627	562,542	614,977	743,803
Total loans (net of unearned interest)	3,860,831	3,387,146	3,242,427	3,013,498	2,811,964
Allowance for loan losses	40,889	39,034	38,725	37,656	35,745
Deposits	5,904,704	5,419,519	5,440,830	5,037,735	4,503,754
Long-term borrowings	—	6,938	9,178	18,476	34,265
Junior subordinated debentures	26,804	26,804	26,804	36,083	28,866
Stockholders’ equity	609,314	556,997	519,567	483,041	458,594
Per Common Share Data
Net income – basic	$4.14	$3.56	$3.42	$2.99	$2.76
Net income – diluted	4.04	3.49	3.36	2.93	2.70
Cash dividends	1.30	1.20	1.12	1.04	0.96
Book value	39.30	36.33	34.09	31.95	29.84
Tangible book value	35.71	32.75	30.37	28.07	26.19
Selected Financial Ratios
Performance ratios:
Return on average assets	1.00%	0.93%	0.91%	0.85%	0.92%
Return on average stockholders’ equity	10.92	10.09	10.32	9.65	9.45
Cash dividends payout ratio	31.40	33.73	32.74	34.78	34.78
Net interest spread	2.94	2.89	2.93	2.96	3.06
Net interest margin	3.09	3.04	3.13	3.20	3.37
Efficiency ratio	66.07	67.64	67.49	67.84	67.75
Balance Sheet Ratios:
Average loans to deposits	63.64%	62.69%	60.27%	60.64%	67.58%
Average earning assets to total assets	92.71	92.65	92.73	92.49	92.74
Average stockholders’ equity to average assets	9.19	9.23	8.79	8.85	9.74
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	0.88%	0.98%	1.20%	0.76%	1.00%
Nonperforming and restructured assets to total assets	0.64	0.69	0.81	0.71	1.01
Allowance for loan losses to total loans	1.06	1.15	1.19	1.25	1.27
Allowance for loan losses to nonperforming and restructured loans	120.05	117.60	99.42	163.54	127.25
Net charge-offs to average loans	0.03	0.03	0.07	0.09	0.13

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis

(Dollars in thousands)

	December 31, 2014			December 31, 2013			December 31, 2012
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
ASSETS
Earning assets:
Loans (1)	$3,643,018	$183,280	5.03%	$3,281,303	$167,345	5.10%	$3,099,888	$169,510	5.47%
Securities—taxable	504,263	5,727	1.14	485,158	4,947	1.02	517,103	7,686	1.49
Securities—tax exempt	41,155	1,632	3.97	42,372	1,880	4.44	49,701	2,392	4.81
Federal funds sold and interest-bearing deposits with banks	1,716,368	4,393	0.26	1,597,546	4,066	0.25	1,641,366	4,203	0.26
Total earning assets	5,904,804	195,032	3.30	5,406,379	178,238	3.30	5,308,058	183,791	3.46
Nonearning assets:
Cash and due from banks	189,457			161,750			144,884
Interest receivable and other assets	315,544			306,360			308,643
Allowance for loan losses	(40,768)			(38,916)			(37,636)
Total nonearning assets	464,233			429,194			415,891
Total assets	$6,369,037			$5,835,573			$5,723,949
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$750,603	$747	0.10%	$653,893	$643	0.10%	$712,800	$966	0.14%
Savings deposits	1,992,673	4,520	0.23	1,827,575	4,231	0.23	1,757,331	5,571	0.32
Time deposits	783,958	5,528	0.71	799,817	6,705	0.84	864,524	8,713	1.01
Short-term borrowings	9,206	16	0.18	4,866	6	0.13	6,898	28	0.40
Long-term borrowings	1,635	25	1.53	9,324	216	2.32	12,323	360	2.92
Junior subordinated debentures	26,804	1,966	7.34	26,804	1,966	7.34	31,072	2,134	6.87
Total interest-bearing liabilities	3,564,879	12,802	0.36	3,322,279	13,767	0.41	3,384,948	17,772	0.53
Interest-free funds:
Noninterest-bearing deposits	2,197,474			1,952,582			1,809,102
Interest payable and other liabilities	21,649			22,172			26,990
Stockholders’ equity	585,035			538,540			502,909
Total interest free-funds	2,804,158			2,513,294			2,339,001
Total liabilities and stock-holders’ equity	$6,369,037			$5,835,573			$5,723,949
Net interest income		$182,230			$164,471			$166,019
Net interest spread			2.94%			2.89%			2.93%
Effect of interest free funds			0.15%			0.15%			0.20%
Net interest margin			3.09%			3.04%			3.13%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2014. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

FORWARD-LOOKING STATEMENTS

The Company may make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 with respect to earnings, credit quality, corporate objectives, interest rates and other financial and business matters. Forward-looking statements include estimates and give management’s current expectations or forecasts of future events. The Company cautions readers that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions; the performance of financial markets and interest rates; legislative and regulatory actions and reforms; competition; as well as other factors, all of which change over time. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, “continue”, “remain”, “will”, “should”, “may” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.
•	Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.
•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
•	Inflation, interest rate, crude oil price, securities market and monetary fluctuations.
•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company must comply.
•	Impairment of the Company’s goodwill or other intangible assets.
•	Changes in consumer spending, borrowing and savings habits.
•	Changes in the financial performance and/or condition of the Company’s borrowers.
•	Technological changes.
•	Acquisitions and integration of acquired businesses.
•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	The Company’s success at managing the risks involved in the foregoing items.

Actual results may differ materially from forward-looking statements.

SUMMARY

BancFirst Corporation’s net income for 2014 was $63.9 million, or $4.04 per diluted share, compared to $54.3 million, or $3.49 per diluted share for 2013 and $51.9 million, or $3.36 per diluted share for 2012.

In 2014, net interest income was $181.4 million, compared to $163.5 million in 2013 and $164.8 million in 2012. The Company’s net interest margin was 3.09% for 2014, compared to 3.04% for 2013 and 3.13% for 2012. Provision for loan losses was $3.1 million in 2014 compared to $1.3 million in 2013 and $3.1 million in 2012. The 2014 provision for loan losses included a reversal of $5.3 million as a result of a change in the loan loss factors due to extraordinarily low charge offs realized over the past several years. Net charge-offs to average loans for 2014 and 2013 was 0.03%, compared to 0.07% for 2012. Noninterest income totaled $96.4 million in 2014 compared to $90.2 million in 2013 and $87.7 million in 2012. Noninterest expense was $183.5 million in 2014 compared to $171.6 million in 2013 and $170.4 million in 2012. The effective income tax rate for tax year ended 2014 decreased to 29.9% compared to 32.8% for the tax year ended 2013 due primarily to new tax credits utilized and the recognition of state deferred tax benefits.

The Company’s assets at year end 2014 totaled $6.6 billion, compared to $6.0 billion at both December 31, 2013 and December 31, 2012. Loans totaled $3.9 billion versus $3.4 billion for 2013 and $3.2 billion for 2012. Total deposits were $5.9 billion for 2014 and $5.4 billion for both 2013 and 2012. The Company’s liquidity remained high as its average loan-to-deposit ratio was 63.6% for 2014, compared to 62.7% for 2013 and 60.3% for 2012. Stockholders’ equity was $609.3 million compared to $557.0 million for 2013 and $519.6 million for 2012. Average stockholders’ equity to average assets was 9.19% at December 31, 2014, compared to 9.23% at December 31, 2013 and 8.79% at December 31, 2012.

Asset quality remained strong. Nonperforming and restructured assets were 0.64% of total assets at December 31, 2014, compared to 0.69% at December 31, 2013 and 0.81% at December 31, 2012. The allowance for loan losses as a percentage of total loans was 1.06% for 2014 compared to 1.15% for 2013 and 1.19% for 2012.

On January 24, 2014, BancFirst assumed all of the deposits and purchased certain assets of The Bank of Union, El Reno, Oklahoma (“The Bank of Union”). The Bank of Union was closed on that day by the Oklahoma State Banking Department. At December 31, 2014, the balance of acquired loans was approximately $74.8 million, the majority of which are classified as performing, and deposits in the acquired branches were approximately $174.4 million. As a result of the acquisition, the Company recorded core deposit intangibles of approximately $2.2 million and goodwill of $417,000.

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

The amount of the allowance for loan losses is first estimated by each business unit’s management based on their evaluation of their unit’s portfolio. This evaluation involves identifying impaired and adversely classified loans. Specific allowances for losses are determined for impaired loans based on either the loans’ estimated discounted cash flows or the fair values of the collateral. Allowances for adversely classified loans are estimated using historical loss percentages for each type of loan adjusted for various economic and environmental factors related to the underlying loans. An allowance is also estimated for non-adversely classified loans using a historical loss percentage based on losses arising specifically from non-adversely classified loans, adjusted for various economic and environmental factors related to the underlying loans. Each month the Company’s Senior Loan Committee reviews each business unit’s allowance, and the aggregate allowance for the Company and, on a quarterly basis, adjusts and approves the appropriateness of the allowance. In addition, annually or more frequently as needed, the Senior Loan Committee evaluates and establishes the loss percentages used in the estimates of the allowance based on historical loss data, and giving consideration to their assessment of current economic and environmental conditions. To facilitate the Senior Loan Committee’s evaluation, the Company’s Asset Quality Department performs periodic reviews of each of the Company’s business units and reports on the adequacy of management’s identification of impaired and adversely classified loans, and their adherence to the Company’s loan policies and procedures.

The process of evaluating the appropriateness of the allowance for loan losses necessarily involves the exercise of judgment and consideration of numerous subjective factors and, accordingly, there can be no assurance that the estimate of incurred losses will not change in light of future developments and economic conditions. Different assumptions and conditions could result in a materially different amount for the allowance for loan losses.

Income Taxes

The Company files a consolidated income tax return. Deferred taxes are recognized under the liability method based upon the future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using the tax rates expected to apply to taxable income in the periods when the related temporary differences are expected to be realized.

The amount of accrued current and deferred income taxes is based on estimates of taxes due or receivable from taxing authorities either currently or in the future. Changes in these accruals are reported as tax expense, and involve estimates of the various components included in determining taxable income, tax credits, other taxes and temporary differences. Changes periodically occur in the estimates due to changes in tax rates, tax laws and regulations and implementation of new tax planning strategies. The process of determining the accruals for income taxes necessarily involves the exercise of considerable judgment and consideration of numerous subjective factors.

Management performs an analysis of the Company’s tax positions annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of three to eighteen years. Mortgage servicing rights are amortized based on current prepayment assumptions. Goodwill is not amortized, but is evaluated at a reporting unit level at least annually for impairment or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets, excluding mortgage servicing rights, are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the statement of comprehensive income. Mortgage servicing rights are adjusted to fair value semi-annually, if impaired.

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

The evaluation of intangible assets and goodwill for the years ended December 31, 2014, 2013 and 2012 resulted in no impairments.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased in 2014 by $17.8 million, to a total of $181.4 million, compared to a decrease of $1.3 million in 2013, and an increase of $7.9 million in 2012. In 2014, net interest income increased due primarily to loan growth and recognition of $2.2 million of discounts from payoffs of acquired loans. In 2013, net interest income decreased slightly due to lower loan rates offset by lower deposit rates and increased loan volume. In 2012, net interest income increased due primarily to higher loan volume and lower deposit rates.

Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin was 3.09% for 2014, compared to 3.04% for 2013 and 3.13% for 2012. Net interest margin increased slightly in 2014 despite interest rates remaining at historically low levels. This was due to loan growth and recognition of discounts from payoffs of acquired loans.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2014 and 2013. If interest rates and/or loan volume do not increase, management would expect its net interest margin to continue to compress in 2015 as higher yielding loans and securities mature and are replaced at current market rates.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2014			Change in 2013
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$15,935	$18,640	$(2,705)	$(2,165)	$9,901	$(12,066)
Investments—taxable	780	(782)	1,562	(2,739)	(582)	(2,157)
Investments—tax exempt	(248)	(19)	(229)	(512)	(353)	(159)
Interest-bearing deposits with banks and Federal funds sold	327	299	28	(137)	(123)	(14)
Total interest income	16,794	18,138	(1,344)	(5,553)	8,843	(14,396)
Interest Expense:
Transaction deposits	104	77	27	(323)	(151)	(172)
Savings deposits	289	291	(2)	(1,340)	(1,036)	(304)
Time deposits	(1,177)	(73)	(1,104)	(2,008)	616	(2,624)
Short-term borrowings	10	10	—	(21)	(8)	(13)
Long-term borrowings	(191)	(178)	(13)	(144)	(89)	(55)
Junior subordinated debentures	—	—	—	(168)	(297)	129
Total interest expense	(965)	127	(1,092)	(4,004)	(965)	(3,039)
Net interest income	$17,759	$18,011	$(252)	$(1,549)	$9,808	$(11,357)

(1)	The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Provision for Loan Losses

The Company’s provision for loan losses was $3.1 million for 2014, compared to $1.3 million for 2013 and $3.1 million for 2012. The increase in 2014 was primarily a result of internal loan growth. The 2014 provision for loan losses included a reversal of $5.3 million as a result of a change in the loan loss factors due to extraordinarily low charge offs realized over the past several years. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $1.2 million for 2014 compared to $949,000 for 2013 and $2.0 million for 2012. The net charge-offs equated to 0.03%, 0.03% and 0.07% of average loans for 2014, 2013 and 2012, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans (Including Acquired Loans).”

Noninterest Income

Noninterest income was $96.4 million in 2014 versus $90.2 million in 2013 and $87.7 million in 2012. Total noninterest income increased $6.2 million in 2014, or 6.9%. This compares to an increase of $2.4 million in 2013, or 2.8%, and an increase of $10.7 million, or 14.0%, in 2012. For 2014, service charges on deposits have increased due primarily to an increase in deposit accounts from our acquisition and internal growth. Trust revenue and cash management revenue also increased due to growth in the number of customers and increased activity. For 2013, the increases in revenues were due to increases in service charge revenue as a result of increases in deposits, trust revenue and insurance commissions. For 2012, the increases in revenues were primarily from the pretax securities gain from the sale of an investment by Council Oak Investment Corporation. In addition, revenues from trust services, deposit revenues and insurance commissions increased in 2012. The Company’s operating noninterest income has increased in each of the last five years due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth.

The Company had fees from debit card usage totaling $22.8 million, $18.1 million and $16.5 million for the years 2014, 2013 and 2012, respectively. The Dodd-Frank Act has given the Federal Reserve Board the authority to establish rules regarding debit card interchange fees charged for electronic debit transactions by payment card issuers. Because of the uncertainty as to any future rulemaking by the Federal Reserve Board and the inability to forecast competitive responses, the Company cannot provide any assurance as to the ultimate impact of the Dodd-Frank Act on the amount of revenue from debit card usage reported in future periods.

The Company recognized a net gain on the sale of securities of $1.6 million in 2014, $0.4 million in 2013 and $4.9 million in 2012, due primarily to sales of investments by Council Oak Investment Corporation. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. The Company has the ability and intent to hold securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost.

The Company earned $1.8 million on the sale of loans in 2014 compared to $2.3 million in 2013 and $2.8 million in 2012. Activity in the secondary mortgage market has continued to decrease as volumes have declined in the continued low interest rate environment.

Noninterest Expense

Total noninterest expense increased by $11.9 million, or 7.0% to $183.5 million for 2014. This compares to increases of $1.1 million, or 0.7%, for 2013, and $11.8 million, or 7.4%, for 2012. The increase in noninterest expense during 2014 was partly due to the acquisition of The Bank of Union, which added $4.7 million of expense for the year and the amortization of the Company’s investment in historic tax credits, which added approximately $2.9 million. In addition, salaries and benefits increased $3.5 million before the impact of the acquisition, primarily due to standard annual merit increases during 2014. The increase in noninterest expense during 2013 primarily related to an increase in salaries and benefits of approximately $2.6 million, partially offset by a decrease in other real estate owned expense of $1.1 million. The increase in noninterest expense during 2012 primarily related to an increase in salaries and benefits of approximately $7.3 million and merger related costs of approximately $1.6 million.

Noninterest expense included deposit insurance expense which totaled $3.3 million for the year ended December 31, 2014, compared to $3.0 million for the year ended December 31, 2013 and $2.9 million for the year ended December 31, 2012.

Income Taxes

Income tax expense totaled $27.3 million in 2014, compared to $26.5 million in 2013 and $27.1 million in 2012. The effective tax rates for 2014, 2013 and 2012 were 29.9%, 32.8% and 34.3%, respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense. The Company’s effective tax rate decreased in 2014 due primarily to new tax credits utilized and the recognition of state deferred tax benefits. The Company’s effective tax rate decreased in 2013 and 2012 due to increased federal tax credits allowed for those years.

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

The amount of cash, federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing, and the Company’s requirements for liquidity, operating cash and reserves, available yields and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. The aggregate of cash and due from banks, interest-bearing deposits with banks and federal funds sold increased $56.4 million from December 31, 2013 to December 31, 2014 and decreased $88.3 million from December 31, 2012 to December 31, 2013. The increase in 2014 was due to an increase in deposits.  The decrease in 2013 was due to a decrease in year end deposit balances and an increase in loans.

Securities

For the year ended December 31, 2014, total securities decreased $2.8 million, or 0.5%, to $524.8 million. This compares to a decrease of $34.9 million, or 6.2%, in 2013 and a decrease of $52.4 million, or 8.5%, in 2012. The decreases were the result of historically low yields on U.S. Treasury and federal agency securities and the Company’s decision to not reinvest maturing securities by purchasing longer term fixed rate securities at such low yields. Securities available for sale represented 98.4% of the total securities portfolio at December 31, 2014, compared to 97.7% at December 31, 2013 and 97.1% at December 31, 2012. Securities available for sale had a net unrealized gain of $6.8 million at December 31, 2014, compared to a net unrealized gain of $6.0 million at December 31, 2013 and a net unrealized gain of $9.7 million at December 31, 2012. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $4.2 million, $3.9 million and $6.3 million for December 31, 2014, 2013 and 2012, respectively.

SECURITIES

	December 31
	2014	2013	2012
	(Dollars in thousands)
Held for Investment (at amortized cost)
U.S. Treasury, other federal agencies and mortgage-backed securities	$471	$607	$781
States and political subdivisions	8,122	11,379	15,635
Total	$8,593	$11,986	$16,416
Estimated fair value	$8,671	$12,094	$16,689
Available for Sale (at estimated fair value)
U.S. Treasury, other federal agencies and mortgage-backed securities	$447,899	$449,824	$475,968
States and political subdivisions	53,373	50,334	56,767
Other securities	14,918	15,483	13,391
Total	$516,190	$515,641	$546,126
Total Securities	$524,783	$527,627	$562,542

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

Declines in the fair value of held for investment and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. As of December 31, 2014, the Company had net unrealized gains largely due to decreases in market interest rates from the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Furthermore, as of December 31, 2014, management also had the ability and intent to hold all securities classified as available for sale with an unrealized loss for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2014, management believes the impairments were temporary and no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

MATURITY DISTRIBUTION OF SECURITIES

The following maturity distribution of securities table summarizes the weighted average maturity and weighted average taxable equivalent yields of the securities portfolio at December 31, 2014. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represent 79.4% of the total portfolio.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
U.S. Treasury other federal agencies and mortgage-backed securities	$6	3.47%	$453	4.54%	$12	6.14%	$—	—%	$471	4.57%
State and political subdivisions	5,109	3.44	2,903	4.21	110	6.36	—	—	8,122	3.76
Total	$5,115	3.44	$3,356	4.26	$122	6.34	$—	—	$8,593	3.81
Percentage of total	59.5%		39.1%		1.4%		—%		100.0%
Available for Sale
U.S. Treasury other federal agencies and mortgage-backed securities	$32,295	0.51%	$338,837	1.03%	$59,751	0.97%	$17,016	1.08%	$447,899	0.99%
State and political subdivisions	9,756	2.67	23,443	3.02	12,181	5.26	7,993	6.24	53,373	3.95
Other securities	—	—	3,491	1.75	—	—	11,427	4.55	14,918	3.89
Total	$42,051	1.01	$365,771	1.17	$71,932	1.70	$36,436	3.30	$516,190	1.38
Percentage of total	8.2%		70.8%		13.9%		7.1%		100.0%
Total securities	$47,166	1.28%	$369,127	1.19%	$72,054	1.71%	$36,436	3.30%	$524,783	1.42%
Percentage of total	9.0%		70.4%		13.7%		6.9%		100.0%

*	Yield on a taxable equivalent basis

Loans (Including Acquired Loans)

The Company has historically generated loan growth from both internal originations and bank acquisitions. Total loans increased $473.7 million, or 14.0%, to $3.9 billion in 2014 compared to an increase of $144.7 million, or 4.5%, in 2013 and an increase of $228.9 million, or 7.6%, in 2012. Loans increased in 2014 due to both a bank acquisition and internal growth. Loans increased in 2013 and 2012 due to internal growth.

Composition

The Company’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in light manufacturing, retail and service industries. Consumer loans were comprised primarily of loans to individuals for automobiles. The Company did not have any credit card receivables at year end 2014, 2013 or 2012 and does not expect to engage in this type of activity.

LOANS BY CATEGORY

	December 31,
	2014		2013		2012		2011		2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$1,053,486	27.29%	$857,771	25.33%	$849,894	26.22%	$796,349	26.43%	$777,576	27.65%
Real estate—construction	356,621	9.24	284,808	8.41	226,102	6.97	207,953	6.90	230,367	8.19
Real estate—one to four family	775,795	20.09	703,903	20.78	669,230	20.64	655,134	21.74	608,786	21.65
Real estate—farmland, multifamily and commercial	1,407,750	36.46	1,290,076	38.08	1,244,199	38.37	1,101,731	36.56	921,958	32.79
Consumer	267,179	6.92	250,588	7.40	253,002	7.80	252,331	8.37	273,277	9.72
Total	$3,860,831	100.00%	$3,387,146	100.00%	$3,242,427	100.00%	$3,013,498	100.00%	$2,811,964	100.00%

Commercial, Financial, Other

Commercial, financial, and other loans represent loans for working capital, facilities acquisition or expansion, purchase of equipment and other needs of commercial customers primarily located within Oklahoma. Loans in this category include commercial and industrial, oil and gas, agriculture, and state and political subdivisions.

Commercial loans are underwritten individually and represent on-going relationships based on a thorough knowledge of the customer, and the customer’s industry and market. While commercial loans are generally secured by the customer’s assets including real property, inventory, accounts receivable, operating equipment, interest in mineral rights and other property and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the on-going cash flow from operations of the customer’s business. Agriculture loans are set for annual or semi-annual principal payments based on timing of revenue.

The vast majority of loans originated within the energy sector support oil and gas production, are primarily secured by those producing properties and are governed by a stringent borrowing base that is tested timely and regularly.  The Company also originates a small number of loans to businesses and individuals in the energy services sector which includes loans for the fabrication, sale and service of various energy service equipment, site preparation and mapping services, disposal services, etc.  These loans are primarily secured by accounts receivable, inventory, and/or equipment.

At December 31, 2014, commercial, financial and other loans totaled $1,053.5 million. Approximately $745.1 million were commercial and industrial loans, $104.9 million were oil and gas production and equipment loans and $132.8 million were agriculture loans and the remaining were either state and political subdivisions or other.

Real Estate

Real estate loans consist of loans for both commercial and consumer customers and include construction, farmland, one to four family residences, multifamily residential properties, and commercial. These loans are made on real property, such as office buildings, apartment buildings, shopping centers, industrial property, hotels, farmland, and residential property. Such loans are usually secured by mortgages or other liens on the related real property. Interest rates may be fixed or variable, and the loans may be structured for full, partial, or no amortization of principal.

Commercial real estate loans are for the construction of buildings or other improvements to real estate and property held by borrowers for investment purposes primarily within Oklahoma. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured.  Real estate or interests in real estate taken as collateral is primarily confined to either property located within the State of Oklahoma or properties owned by customers domiciled in the State of Oklahoma. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Loans on farmland are typically structured similar to commercial real estate loans but frequently are set for annual principal payments.  Such loans may be for purchase, refinance of purchase, or ongoing operation of family-owned or small corporate farming enterprises.  Loans on multi-family properties are amortized loans supported by rental incomes from the property.

Residential construction includes loans to builders for speculative or custom homes, as well as direct loans to individuals for construction of their personal residence.  Custom construction and self-construction loans typically will have a commitment in place for long term financing at the completion of construction.  Speculative construction loans will have a periodic curtailment plan beginning after completion of construction and a reasonable time for sale to have occurred.

Long term one to four family residential real estate loans retained in the Bank are on a variable rate basis.  Fixed rate loans in this category are financed through the Bank’s Mortgage Lending Department and sold into the secondary market.   Some 15 year fixed rate loans in this category may be retained by the Bank.

At December 31, 2014, real estate loans were approximately 65% of total loans.  The Company is subject to risk of future market fluctuations in property values relating to these loans.  The Company attempts to manage this risk through rigorous loan underwriting standards.

Consumer

Consumer loans are loans to individuals for household, family, and other personal expenditures. Commonly, such loans are made to finance purchases of consumer goods, such as automobiles, boats, household goods, vacations, and education.  Interest rates and terms vary considerably depending on many factors, including whether the loan is secured or unsecured. The Company originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

MATURITY AND RATE SENSITIVITY OF LOANS

The following table presents the Maturity and Rate Sensitivity of Loans at December 31, 2014. Approximately 32% of loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also, approximately 41% of loans had adjustable interest rates at December 31, 2014.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and other	$585,867	$357,978	$109,641	$1,053,486
Real estate—construction	243,256	53,763	59,602	356,621
Real estate—one to four family	111,357	194,601	469,837	775,795
Real estate—farmland, multifamily and commercial	261,102	505,343	641,305	1,407,750
Consumer	32,536	209,181	25,462	267,179
Total	$1,234,118	$1,320,866	$1,305,847	$3,860,831
Loans with predetermined interest rates	$590,202	$945,443	$751,629	$2,287,274
Loans with adjustable interest rates	643,916	375,423	554,218	1,573,557
Total	$1,234,118	$1,320,866	$1,305,847	$3,860,831
Percentage of total	32.0%	34.2%	33.8%	100.0%

Since 2009 the Company has set rate floors on the majority of its adjustable rate loans. At December 31, 2014 approximately 80% of the adjustable rate loan portfolio was at the floor rate. Short-term rates would have to increase approximately 100 basis points before these loans would experience an increase in rate.

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Assets

During 2014, nonperforming and restructured assets increased $560,000 to $42.1 million. This compares to a decrease of $6.9 million for 2013 and an increase of $8.9 million for 2012. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.64%, 0.69% and 0.81% of total assets at December 31, 2014, 2013 and 2012, respectively.

Nonaccrual loans have decreased from $26.7 million at the end of 2010 to $16.4 million at the end of 2014. The decreases in 2011 were primarily due to the transfer of several commercial properties from nonaccrual loans to other real estate owned. Nonaccrual loans increased in 2014 compared to 2013 due primarily to the acquisition of nonperforming loans from the Bank of the Union. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding was approximately $1.2 million at December 31, 2014, $1.5 million at December 31, 2013 and $1.3 million at December 31, 2012. Only a small amount of this interest is expected to be ultimately collected.

Restructured loans decreased $1.1 million in 2014, were virtually unchanged in 2013 and increased $16.8 million in 2012. Restructured loans consist primarily of one multifamily real estate credit. This loan was evaluated by management and determined to be well collateralized. Additionally, none of the concessions granted involved a principal reduction or a change from the current market rate of interest. The value of the collateral is monitored to evaluate possible impairment of the loan. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for loan losses. At December 31, 2014, the allowance for loan losses as a percentage of nonperforming and restructured loans was 120.05%, compared to 117.6%, at the end of 2013 and 99.4%, at the end of 2012. The level of nonperforming loans and loan losses could rise over time as a result of adverse economic conditions.

Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure, and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write downs arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for loan losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense. Other real estate owned and repossessed assets have decreased each of the last three years as shown in the following table. The decreases in 2014 and 2013 were due to sales and decreases in value of properties. The decrease in 2012 was due in part to the sale of a commercial real estate property valued at $3.5 million.

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,135	$1,179	$537	$798	$1,096
Nonaccrual	16,410	14,390	20,549	21,187	26,701
Restructured	16,515	17,624	17,866	1,041	294
Total nonperforming and restructured loans	34,060	33,193	38,952	23,026	28,091
Other real estate owned and repossessed assets	8,079	8,386	9,566	16,640	23,179
Total nonperforming and restructured assets	$42,139	$41,579	$48,518	$39,666	$51,270
Nonperforming and restructured loans to total loans	0.88%	0.98%	1.20%	0.76%	1.00%
Nonperforming and restructured assets to total assets	0.64%	0.69%	0.81%	0.71%	1.01%

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $27.5 million, $6.2 million and $5.3 million of these loans at December 31, 2014, 2013 and 2012, respectively. Potential problem loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The higher level of potential problem loans in 2014 was due primarily to an additional $22.0 million for a single commercial loan that was experiencing financial difficulty during the year, but was not considered impaired.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

The allowance for loan losses is management’s estimate of the probable losses incurred in the Company’s loan portfolio through the balance sheet date. Management’s process for determining the amount of the allowance for loan losses is described under Critical Accounting Policies and Estimates. The balance of the allowance for loan losses has increased in each of the past three years, but has decreased as a percentage of total loans. At December 31, 2014, the Company’s allowance for loan losses represented 1.06% of total loans, compared to 1.15% at December 31, 2013 and 1.19% at December 31, 2012. The overall credit quality of the Company’s loan portfolio has stabilized. Net charge-offs have declined in 2012 and 2013 and leveled off at $1.2 million in 2014. The amount of net loan charge-offs is relatively low, equating to 0.03%, 0.03% and 0.07% of average total loans for the years ended December 31, 2014, 2013 and 2012, respectively. The 2014 provision for loan losses included a reversal of $5.3 million as a result of a change in the loan loss factors due to extraordinarily low charge offs realized over the past several years. Although the national economy and the credit markets are slowly improving, if unforeseen adverse changes occur, it would be reasonable to expect that the allowance for loan losses would increase in future periods.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$39,034	$38,725	$37,656	$35,745	$36,383
Charge-offs:
Commercial, financial and other	(933)	(447)	(764)	(983)	(640)
Real estate	(868)	(426)	(1,228)	(1,292)	(2,851)
Consumer	(818)	(687)	(652)	(822)	(689)
Total charge-offs	(2,619)	(1,560)	(2,644)	(3,097)	(4,180)
Recoveries:
Commercial, financial and other	805	291	207	193	262
Real estate	366	106	211	169	141
Consumer	231	214	195	131	185
Total recoveries	1,402	611	613	493	588
Net charge-offs	(1,217)	(949)	(2,031)	(2,604)	(3,592)
Provision charged to operations	3,072	1,258	3,100	4,515	2,954
Balance at end of period	$40,889	$39,034	$38,725	$37,656	$35,745
Average loans	$3,643,018	$3,281,303	$3,099,888	$2,893,263	$2,761,986
Total loans	$3,860,831	$3,387,146	$3,242,427	$3,013,498	$2,811,964
Net charge-offs to average loans	0.03%	0.03%	0.07%	0.09%	0.13%
Allowance to total loans	1.06%	1.15%	1.19%	1.25%	1.27%
Allocation of the allowance by category of loans:
Commercial, financial and other	$14,056	$9,748	$9,823	$9,703	$10,558
Real estate	24,257	26,481	26,053	24,970	21,944
Consumer	2,576	2,805	2,849	2,983	3,243
Total	$40,889	$39,034	$38,725	$37,656	$35,745
Percentage of allowance in each category to total allowance:
Commercial, financial and other	34.38%	24.97%	25.36%	25.77%	29.54%
Real estate	59.32	67.84	67.28	66.31	61.38
Consumer	6.30	7.19	7.36	7.92	9.08
Total	100.00%	100.00%	100.00%	100.00%	100.00%

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $4.3 million at December 31, 2014 and $2.3 million at December 31, 2013, while the acquired loans outstanding were $101.7 million and $65.9 million, respectively. The increase in the credit component and loans for 2014 was due to an acquisition made during the year.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $55.6 million, $54.8 million and $56.6 million at December 31, 2014, 2013 and 2012, respectively. The increase in 2014 was due to the acquisition of one community bank.

Other assets include the cash surrender value of key-man life insurance policies and prepaid FDIC deposit insurance premiums. The balance of cash surrender value of key-man life insurance policies was $64.1 million, $62.1 million and $59.9 million at December 31, 2014, 2013 and 2012, respectively. As of December 31, 2013, the Company is no longer required to prepay FDIC insurance premiums and received a refund of $9.6 million in 2013 for overpayment of the prior assessment. The balance of prepaid FDIC insurance was $9.7 million at December 31, 2012.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can, to a limited extent, affect its level of deposits. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. In addition to deposits, short-term borrowings comprised primarily of federal funds purchased and repurchase agreements provide additional funding sources. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding.

Historically, the Bank is more liquid than its peers. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the Bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2015, the Bank had approximately $73.4 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2014, the Bank declared four common stock dividends totaling $20.9 million and two preferred stock dividends totaling $1.9 million.

Deposits

Total deposits increased $485.2 million to $5.9 billion, an increase of 9.0% in 2014, compared to a decrease of $21.3 million or 0.4% in 2013 and an increase of $403.1 million or 8.0% in 2012. The increase in deposits during 2014 was due to the acquisition of Bank of Union, internal growth and an annual influx of funds at the end of the year. The deposits at year end 2013 decreased; however, average deposits increased in 2013. Total deposits at year end 2012 were higher due to internal growth in deposits throughout the year and an annual influx of funds at the end of the year. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 93.9%, 93.5% and 92.8% in 2014, 2013 and 2012, respectively. Noninterest-bearing deposits to total deposits were 38.4% at December 31, 2014, compared to 38.5% at December 31, 2013 and 37.1% at December 31, 2012.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Average Balances
Demand deposits	$2,197,474	$1,952,582	$1,809,102	$1,506,371	$1,211,712
Interest-bearing transaction deposits	750,603	653,893	712,800	709,609	612,442
Savings deposits	1,992,673	1,827,575	1,757,331	1,633,555	1,424,252
Time deposits under $100	436,461	435,219	473,942	499,707	446,799
Total core deposits	5,377,211	4,869,269	4,753,175	4,349,242	3,695,205
Time deposits of $100 or more	347,497	364,598	390,582	422,277	391,790
Total deposits	$5,724,708	$5,233,867	$5,143,757	$4,771,519	$4,086,995

PERCENTAGE OF TOTAL AVERAGE DEPOSITS AND AVERAGE RATES PAID

	2014		2013		2012		2011		2010
	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Demand deposits	38.39%		37.31%		35.17%		31.57%		29.65%
Interest-bearing transaction deposits	13.11	0.10%	12.49	0.10%	13.87	0.14%	14.87	0.20%	14.99	0.23%
Savings deposits	34.81	0.23	34.92	0.23	34.16	0.32	34.24	0.55	34.85	0.86
Time deposits under $100	7.62	0.64	8.31	0.76	9.21	0.96	10.47	1.21	10.93	1.49
Total core deposits	93.93		93.03		92.41		91.15		90.42
Time deposits of $100 or more	6.07	0.79	6.97	0.94	7.59	1.08	8.85	1.29	9.58	1.49
Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%
Average rate paid on interest-bearing deposits		0.31%		0.35%		0.46%		0.67%		0.91%

MATURITY OF TIME DEPOSITS

The following table shows the maturity of time deposits of $100,000 or more:

December 31, 2014
(Dollars in thousands)
Three months or less	$65,889
Over three months through six months	51,065
Over six months through twelve months	89,875
Over twelve months	140,734
Total	$347,563

At December 31, 2014, 59.5% of the Company’s time deposits of $100,000 or more mature in one year or less.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $4.0 million at December 31, 2014, compared to $4.6 million at December 31, 2013 and $4.6 million at December 31, 2012.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $619.6 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2014, the Company had the ability to draw up to $22.7 million on the FHLB line of credit based on FHLB stock holdings of $551,900 with no advances outstanding. Long-term borrowings at December 31, 2013 and 2012 included $6.9 million and $9.2 million, respectively of advances outstanding that were assumed from acquired banks. The advances matured at varying dates through 2014 and had rates between 0.3% and 3.4%.

Capital Resources

Stockholders’ equity totaled $609.3 million at December 31, 2014, compared to $557.0 million at December 31, 2013 and $519.6 million at December 31, 2012. In addition to net income of $63.9 million, other changes in stockholders’ equity during the year ended December 31, 2014 included $6.5 million related to stock option exercises and $1.7 million related to stock-based compensation, that were partially offset by $20.1 million in dividends. The Company’s average stockholders’ equity to average assets for 2014 was 9.19%, compared to 9.23% for 2013 and 8.79% for 2012. At December 31, 2014, the Company’s leverage ratio was 8.83%, its Tier 1 capital ratio was 13.77%, and its total risk-based capital ratio was 14.75%; compared to minimum requirements of 3%, 4% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels. Junior subordinated debentures are included in BancFirst Corporation’s Tier I capital.

In June 2012, the Company redeemed $9.3 million of junior subordinated debentures that had been assumed in acquisitions. See Note (11) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Junior Subordinated Debentures.

See Note (15) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2014 there were 194,723 shares remaining that could be repurchased under the SRP. For the year ended December 31, 2014, the Company did not repurchase shares under the SRP. For the year ended December 31, 2013, the Company repurchased 40,241 shares of its common stock for $1.6 million at an average price of $40.88 per share under the SRP and for the year ended December 31, 2012, the Company repurchased 6,787 shares of its common stock for $255,900 at an average price of $37.70 per share.

Future dividend payments will be determined by the Company’s Board of Directors considering of the earnings, financial condition and capital needs of the Company and the Bank, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2015.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

CONTRACTUAL OBLIGATIONS

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations, by payment due period, as of December 31, 2014.

	Payment Due By Period
	Less Than One Year	1 to 3 Years	3 to 5 Years	Over Five Years	Indeterminate Maturity	Total
	(Dollars in Thousands)
Junior subordinated debentures (1)	$1,872	$3,744	$3,744	$52,670	$—	$62,030
Operating lease payments	1,060	1,680	314	624	—	3,678
Time deposits	478,610	173,632	98,873	164	—	751,279
Total contractual cash obligations	$481,542	$179,056	$102,931	$53,458	$—	$816,987

(1)	Includes principal and interest

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Due to the nature of its operations, the Company is primarily exposed to interest rate risk arising principally from its lending, investing, deposit and borrowing activities and, to a lesser extent, liquidity risk.

Interest rate risk on the Company’s balance sheet consists of repricing, option and basis risks. Repricing risk results from the differences in the maturity or repricing of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Company. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

The Company seeks to reduce volatility in its net interest margin and net interest income through periods of changing interest rates. Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”). ALCO establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of tools are used to evaluate the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.

The ALCO also utilizes an earnings simulation model as a quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income over the next 12 months. These simulations incorporate assumptions regarding changes in interest rates and the maturity and repricing of earning assets and interest-bearing liabilities.

The ALCO uses gap analysis to monitor interest rate sensitivity based on the maturity and repricing frequencies of its earning assets and interest-bearing liabilities. This analysis indicates that the Company’s position is asset-sensitive, with a positive gap of $481 million for the zero to 12 month interval at December 31, 2014, which was 7.34% of total assets.  Period gaps in the over 24 month time periods are negative, reflecting the Company’s avoidance of extending the maturities of its earning assets.

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

As of December 31, 2014, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 3.17% and 8.09%, respectively, relative to the base case over the next 12 months. Conversely, the model simulation projected that a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.26% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2014 was considered to be remote given prevailing interest rate levels.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2014.

	Avg. Rate	Expected Maturity / Principal Repayments at December 31,						Balance	Fair Value
		2015	2016	2017	2018	2019	Thereafter
	(Dollars in thousands)
Interest Sensitive Assets
Loans	5.03%	$1,888,065	$553,094	$565,515	$327,641	$238,111	$288,405	$3,860,831	$3,989,113
Securities	1.35	149,976	179,064	47,835	58,110	55,559	34,239	524,783	524,861
Federal funds sold and interest-bearing deposits	0.26	1,710,350	—	—	—	—	—	1,710,350	1,710,350
Interest Sensitive Liabilities
Savings and transaction deposits	0.19	2,742,359	—	—	—	—	—	2,742,359	2,676,956
Time deposits	0.71	478,610	121,816	51,816	47,463	51,410	164	751,279	752,193
Short-term borrowings	0.18	3,982	—	—	—	—	—	3,982	3,982
Junior subordinated debentures	7.34	—	—	—	—	—	26,804	26,804	31,200
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	1,640
Letters of credit		—	—	—	—	—	—	—	478

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

BancFirst Corporation

Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of BancFirst Corporation (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancFirst Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), BancFirst Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Oklahoma City, Oklahoma
March 13, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

BancFirst Corporation

We have audited the accompanying consolidated statements of comprehensive income, stockholders’ equity and cash flow of BancFirst Corporation (an Oklahoma corporation) and Subsidiaries (collectively, the Company) for the year ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of BancFirst Corporation and Subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 18, 2013

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2014	2013
ASSETS
Cash and due from banks	$203,545	$196,547
Interest-bearing deposits with banks	1,710,350	1,660,988
Securities (fair value: $524,861 and $527,735, respectively)	524,783	527,627
Loans:
Total loans (net of unearned interest)	3,860,831	3,387,146
Allowance for loan losses	(40,889)	(39,034)
Loans, net	3,819,942	3,348,112
Premises and equipment, net	121,341	117,862
Other real estate owned	7,859	8,149
Intangible assets, net	10,635	10,273
Goodwill	44,962	44,545
Accrued interest receivable and other assets	131,555	124,871
Total assets	$6,574,972	$6,038,974
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$2,411,066	$2,085,753
Interest-bearing	3,493,638	3,333,766
Total deposits	5,904,704	5,419,519
Short-term borrowings	3,982	4,590
Long-term borrowings	—	6,938
Accrued interest payable and other liabilities	30,168	24,126
Junior subordinated debentures	26,804	26,804
Total liabilities	5,965,658	5,481,977
Commitments and contingent liabilities (Note 19)
Stockholders’ equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par; 20,000,000 shares authorized; shares issued and outstanding: 15,504,513 and 15,333,622, respectively	15,504	15,334
Capital surplus	96,841	88,803
Retained earnings	492,776	448,953
Accumulated other comprehensive income, net of income tax of $2,644 and $2,103, respectively	4,193	3,907
Total stockholders’ equity	609,314	556,997
Total liabilities and stockholders’ equity	$6,574,972	$6,038,974

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
INTEREST INCOME
Loans, including fees	$182,972	$167,051	$169,143
Securities:
Taxable	5,727	4,947	7,686
Tax-exempt	1,061	1,222	1,555
Federal funds sold	2	2	2
Interest-bearing deposits with banks	4,391	4,064	4,201
Total interest income	194,153	177,286	182,587
INTEREST EXPENSE
Deposits	10,795	11,579	15,250
Short-term borrowings	16	6	28
Long-term borrowings	25	216	360
Junior subordinated debentures	1,966	1,966	2,134
Total interest expense	12,802	13,767	17,772
Net interest income	181,351	163,519	164,815
Provision for loan losses	3,072	1,258	3,100
Net interest income after provision for loan losses	178,279	162,261	161,715
NONINTEREST INCOME
Trust revenue	9,180	8,072	7,315
Service charges on deposits	56,389	52,450	46,492
Securities transactions	1,641	420	4,915
Income from sales of loans	1,813	2,306	2,773
Insurance commissions	14,642	14,094	12,626
Cash management	6,741	6,250	7,504
Gain on sale of other assets	335	293	374
Other	5,672	6,270	5,718
Total noninterest income	96,413	90,155	87,717
NONINTEREST EXPENSE
Salaries and employee benefits	108,640	102,165	99,535
Occupancy and fixed assets expense, net	11,610	10,635	10,576
Depreciation	9,595	9,412	9,013
Amortization of intangible assets	1,754	1,665	1,827
Data processing services	4,689	4,785	4,822
Net expense from other real estate owned	511	434	1,547
Marketing and business promotion	7,024	6,652	7,327
Deposit insurance	3,291	3,003	2,949
Other	36,407	32,823	32,832
Total noninterest expense	183,521	171,574	170,428
Income before taxes	91,171	80,842	79,004
Income tax expense	27,284	26,525	27,104
Net income	$63,887	$54,317	$51,900
NET INCOME PER COMMON SHARE
Basic	$4.14	$3.56	$3.42
Diluted	$4.04	$3.49	$3.36
OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of tax of $(747), $1,249 and $719, respectively	$613	$(2,321)	$(1,334)
Reclassification adjustment for gains included in net income, net of tax of $206, $48 and $965, respectively	(327)	(89)	(1,793)
Other comprehensive income (loss), net of tax of $(541), $1,297 and $1,684, respectively	286	(2,410)	(3,127)
Comprehensive income	$64,173	$51,907	$48,773

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	15,333,622	$15,334	15,242,308	$15,242	15,117,430	$15,118
Shares issued	170,891	170	157,155	158	131,665	131
Shares acquired and canceled	—	—	(65,841)	(66)	(6,787)	(7)
Issued at end of period	15,504,513	$15,504	15,333,622	$15,334	15,242,308	$15,242
CAPITAL SURPLUS
Balance at beginning of period		$88,803		$82,401		$77,462
Common stock issued		4,742		3,590		2,139
Tax effect of stock options		1,620		1,452		1,270
Stock-based compensation arrangements		1,676		1,360		1,530
Balance at end of period		$96,841		$88,803		$82,401
RETAINED EARNINGS
Balance at beginning of period		$448,953		$415,607		$381,017
Net income		63,887		54,317		51,900
Dividends on common stock ($1.30, $1.20 and $1.12 per share, respectively)		(20,064)		(18,327)		(17,061)
Common stock acquired and canceled		—		(2,644)		(249)
Balance at end of period		$492,776		$448,953		$415,607
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period		$3,907		$6,317		$9,444
Net change		286		(2,410)		(3,127)
Balance at end of period		$4,193		$3,907		$6,317
Total stockholders’ equity		$609,314		$556,997		$519,567
The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,887	$54,317	$51,900
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	3,072	1,258	3,100
Depreciation and amortization	11,349	11,077	10,840
Net amortization of securities premiums and discounts	910	1,563	1,401
Realized securities gains	(1,641)	(420)	(4,915)
Gain on sales of loans	(1,813)	(2,306)	(2,773)
Cash receipts from the sale of loans originated for sale	152,440	200,946	231,802
Cash disbursements for loans originated for sale	(153,592)	(193,853)	(230,666)
Deferred income tax benefit	(3,683)	(483)	(689)
Gain on other assets	(760)	(790)	(232)
(Increase)/decrease in interest receivable	(309)	284	2,686
Decrease in interest payable	(333)	(375)	(540)
Amortization of stock-based compensation arrangements	1,676	1,360	1,530
Other, net	5,719	5,512	(3,148)
Net cash provided by operating activities	76,922	78,090	60,296
INVESTING ACTIVITIES
Net cash and due from banks provided by acquisitions	174,283	—	—
Net decrease/(increase) in federal funds sold	4,619	700	(300)
Purchases of held for investment securities	(708)	(902)	(2,525)
Purchases of available for sale securities	(224,217)	(157,139)	(106,759)
Proceeds from maturities, calls and paydowns of held for investment securities	4,101	5,816	8,616
Proceeds from maturities, calls and paydowns of available for sale securities	225,394	181,769	145,740
Proceeds from sales of available for sale securities	4,855	521	6,025
Purchases of loans	(76,315)	(66,587)	(29,380)
Proceeds from sales of loans	30,201	88,166	49,385
Net other increase in loans	(319,950)	(174,915)	(252,905)
Purchases of premises, equipment and computer software	(11,490)	(13,896)	(13,438)
Proceeds from the sale of other assets	5,851	5,389	9,651
Net cash used in investing activities	(183,376)	(131,078)	(185,890)
FINANCING ACTIVITIES
Net increase in demand, transaction and savings deposits	305,940	47,914	467,688
Net decrease in time deposits	(122,569)	(69,225)	(64,593)
Net (decrease)/increase in short-term borrowings	(608)	19	(3,703)
Pay down of long-term borrowings	(6,938)	(2,240)	(9,298)
Issuance of common stock	6,532	5,200	3,540
Common stock acquired	—	(2,710)	(256)
Redemption of junior subordinated debentures	—	—	(9,279)
Cash dividends paid	(19,543)	(13,583)	(21,090)
Net cash provided by (used in) financing activities	162,814	(34,625)	363,009
Net increase /(decrease) in cash, due from banks and interest-bearing deposits	56,360	(87,613)	237,415
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,857,535	1,945,148	1,707,733
Cash, due from banks and interest-bearing deposits at the end of the period	$1,913,895	$1,857,535	$1,945,148
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$13,135	$14,142	$18,312
Cash paid during the year for income taxes	$26,178	$20,946	$25,975
Noncash investing and financing activities:
Unpaid common stock dividends declared	$5,265	$4,744	$—

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and general practice within the banking industry. A summary of the significant accounting policies follows.

Nature of Operations

BancFirst Corporation is an Oklahoma business corporation and a financial holding company under federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Bank provides a wide range of retail and commercial banking services, including: commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; retail brokerage services; and other services tailored for both individual and corporate customers. The Bank also offers trust services and acts as executor, administrator, trustee, transfer agent and in various other fiduciary capacities. Through its Technology and Operations Center, the Bank provides item processing, research and other correspondent banking services to financial institutions and governmental units. The Company’s wholly-owned subsidiary, BancFirst Insurance Services, Inc., an independent insurance agency, offers a variety of commercial and personal insurance products. In addition, the Company’s wholly-owned subsidiary, Council Oak Partners, LLC, an Oklahoma limited liability company engages in investing activities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate Inc. and BancFirst Agency, Inc. BancFirst Community Development Corporation was dissolved in September 2014. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts from 2013 and 2012 have been reclassified to conform to the 2014 presentation. These reclassifications were not material to the Company’s financial statements.

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

Loans

The lending function is governed by written policies and procedures, as determined by senior management and approved by the Board of Directors. The policies and procedures set the standards for lending in each major loan category by collateral type and use of loan proceeds. The objectives of these policies and procedures are to identify profitable markets, determine appropriate risk tolerance levels for each type of loan, establish limits for loan officer approval, set concentration limits, establish loan-to-value thresholds, set repayment terms and loan structure guidelines and adhere to documentation requirements. Interest rate risk is controlled by the use of variable rate provisions, the vast majority of which have a rate floor, limits on fixing rates for longer periods, and strict adherence to the original amortization terms in a rising interest rate environment.

One to four family residential real estate loans are made in accordance with underwriting policies and are fully documented. Credit worthiness is assessed based on significant credit characteristics including credit history, residential and employment stability. These loans include first liens, junior liens and home equity lines of credit. The composition of this portfolio is primarily first liens, which comprise more than 80% of the portfolio, with junior liens comprising less than 15%, and home equity lines of credit comprising less than 5%. The Company does not engage in any hybrid loan programs. In addition, the Company does not have any exposure to loans with negative amortization, interest rate carryover or discounting of the initial rates (teaser rates).

Loans originated within the Company are stated at the principal amount outstanding, net of unearned interest, loan fees and allowance for loan losses. Interest on all performing loans is recognized, on a simple interest basis, based upon the principal amount outstanding. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest and/or principal is not probable. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. See Note (5) for loan disclosures.

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

Loans Held For Sale

The Company originates mortgage loans to be sold. At the time of origination, the acquiring bank has already been determined and the terms of the loan, including the interest rate, have already been set by the acquiring bank allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination. Loans held for sale are carried at the lower of cost or market. Gains or losses recognized upon the sale of the loans are determined on a specific identification basis. The Company does not sell residential mortgage loans with recourse other than obligations under standard representations and warranties or for fraud. These obligations relate to loan performance for the life of the loan. The amount of loans repurchased since the inception of the program is not considered to be material, and therefore, no reserve has been required.

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

Appraisal Policy

An updated appraisal of the collateral is obtained when a loan is first identified as a problem loan. Appraisals are reviewed annually and are updated as needed, or are updated more frequently if significant changes are believed to have occurred in the collateral or market conditions. Appraisals of other real estate owned are also reviewed and updated consistent with this policy.

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

A nonaccrual loan may be restored to an accrual status when none of its principal and interest are past due and unpaid or otherwise becomes well secured and in the process of collection and when prospects for collection of future contractual payments are no longer in doubt. With the exception of a formal debt forgiveness agreement, no loan which has had principal charged-off shall be restored to accrual status unless the charged-off principal has been recovered.

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of three to eighteen years. Mortgage servicing rights are amortized based on current prepayment assumptions. Goodwill is not amortized, but is evaluated at a reporting unit level at least annually for impairment, or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets, excluding mortgage servicing rights, are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the statement of comprehensive income. Mortgage servicing rights are adjusted to fair value semi-annually, if impaired.

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

Stock-based Compensation

The Company recognizes stock-based compensation as compensation expense in the statement of comprehensive income based on the fair value of the Company’s stock options on the measurement date, which, for the Company, is the date of the grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

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

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On January 24, 2014, BancFirst assumed all of the deposits and purchased certain assets of The Bank of Union, El Reno, Oklahoma (“The Bank of Union”). The Bank of Union was closed on that day by the Oklahoma State Banking Department.

At the time of the closing, The Bank of Union had total deposits of approximately $302 million that were assumed by BancFirst. BancFirst initially purchased approximately $121 million of loans, the majority of which were classified as performing, $4.8 million of securities, and $10,000 of other real estate. Its bid included a discount for the loans purchased. BancFirst had bid on, but was generally not awarded, loans that were classified as nonperforming. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $2.2 million and goodwill of $417,000. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements.

At December 31, 2014, the balance of acquired loans from the former Bank of Union was approximately $74.8 million, the majority of which were classified as performing, and deposits in acquired branches were approximately $174.4 million.

On January 19, 2012, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, completed the sale of one of its investments that resulted in a pretax gain of approximately $4.5 million. After related expenses and income taxes, the increase in net income approximated $2.6 million.

(3) CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with the Federal Reserve Bank and various other financial institutions primarily for the purpose of holding excess liquidity and clearing cash items. It may also sell federal funds to certain of these institutions on an overnight basis. At December 31, 2014 and 2013, the Company had no significant concentrations of credit risk with other financial institutions. The Company maintained vault cash and funds on deposit with the Federal Reserve Bank, which is included in the table below.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or cash on deposit with the Federal Reserve Bank. The average amount of required reserves for each of the years ended December 31, 2014 and 2013 is included in the following table:

	December 31,
	2014	2013
	(Dollars in thousands)
Vault cash and funds on deposit with the Federal Reserve Bank	$1,804,028	$1,758,908
Average required reserves	44,711	37,456

(4) SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	December 31,
	2014	2013
	(Dollars in thousands)
Held for investment at cost (fair value: $8,671 and $12,094, respectively)	$8,593	$11,986
Available for sale, at fair value	516,190	515,641
Total	$524,783	$527,627

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2014
Mortgage backed securities (1)	$471	$34	$—	$505
States and political subdivisions	8,122	44	—	8,166
Total	$8,593	$78	$—	$8,671
December 31, 2013
Mortgage backed securities (1)	$607	$48	$—	$655
States and political subdivisions	11,379	67	(7)	11,439
Total	$11,986	$115	$(7)	$12,094

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2014
U.S. treasuries	$248,767	$404	$(178)	$248,993
U.S. federal agencies	171,641	983	(175)	172,449
Mortgage backed securities (1)	26,441	602	(586)	26,457
States and political subdivisions	51,706	1,716	(49)	53,373
Other securities (2)	10,798	4,252	(132)	14,918
Total	$509,353	$7,957	$(1,120)	$516,190
December 31, 2013
U.S. treasuries	$29,946	$—	$(85)	$29,861
U.S. federal agencies	386,391	1,399	(505)	387,285
Mortgage backed securities (1)	32,057	625	(4)	32,678
States and political subdivisions	49,116	1,290	(72)	50,334
Other securities (2)	12,121	3,503	(141)	15,483
Total	$509,631	$6,817	$(807)	$515,641

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	December 31,
	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,451	$1,456	$3,640	$3,649
After one year but within five years	6,603	6,642	7,277	7,321
After five years but within ten years	380	396	837	865
After ten years	159	177	232	259
Total	$8,593	$8,671	$11,986	$12,094
Available for Sale
Contractual maturity of debt securities:
Within one year	$41,772	$41,870	$208,625	$209,065
After one year but within five years	350,975	352,044	167,554	168,210
After five years but within ten years	21,990	22,717	27,195	27,797
After ten years	87,252	88,132	97,542	98,551
Total debt securities	501,989	504,763	500,916	503,623
Equity securities	7,364	11,427	8,715	12,018
Total	$509,353	$516,190	$509,631	$515,641

The following is a detail of proceeds from sales and realized securities gains and losses, on available for sale securities:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Proceeds	$4,855	$521	$6,025
Gross gains realized	1,641	456	5,575
Gross losses realized	—	36	660

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Book value of pledged securities	$522,190	$443,835

The following table summarizes securities with unrealized losses, segregated by the duration of the unrealized loss, at December 31, 2014 and 2013 respectively:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2014
Held for Investment
Mortgage backed securities	$—	$—	$—	$—	$—	$—
States and political subdivisions	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
Available for Sale
U.S. treasuries	$149,589	$178	$—	$—	$149,589	$178
U.S. federal agencies	40,551	113	13,653	62	54,204	175
Mortgage backed securities	17,041	585	26	1	17,067	586
States and political subdivisions	3,093	26	977	23	4,070	49
Other securities	—	—	300	132	300	132
Total	$210,274	$902	$14,956	$218	$225,230	$1,120
December 31, 2013
Held for Investment
Mortgage backed securities	$1	$—	$1	$—	$2	$—
States and political subdivisions	—	—	1,328	7	1,328	7
Total	$1	$—	$1,329	$7	$1,330	$7
Available for Sale
U.S. treasuries	$29,861	$85	$—	$—	$29,861	$85
U.S. federal agencies	79,411	246	150,188	259	229,599	505
Mortgage backed securities	66	4	—	—	66	4
States and political subdivisions	2,459	72	—	—	2,459	72
Other securities	160	141	—	—	160	141
Total	$111,957	$548	$150,188	$259	$262,145	$807

Declines in the fair value of held for investment and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2014 and 2013, the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality, and has no intent or requirement to sell before the recovery of the unrealized loss; therefore, the Company has not recognized any impairment in the Company’s consolidated statement of comprehensive income.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$745,106	19.30%	$605,672	17.88%
Oil & gas production and equipment	104,940	2.72	96,907	2.86
Agriculture	132,830	3.44	111,323	3.29
State and political subdivisions:
Taxable	20,431	0.53	10,217	0.30
Tax-exempt	20,952	0.54	11,073	0.33
Real estate:
Construction	356,621	9.24	284,808	8.41
Farmland	149,507	3.87	132,512	3.91
One to four family residences	775,795	20.09	703,903	20.78
Multifamily residential properties	66,766	1.73	60,080	1.77
Commercial	1,191,477	30.86	1,097,484	32.40
Consumer	267,179	6.92	250,588	7.40
Other (not classified above)	29,227	0.76	22,579	0.67
Total loans	$3,860,831	100.00%	$3,387,146	100.00%
Loans held for sale (included above)	$9,433		$6,469

The Company’s loans are mostly to customers within Oklahoma and over 65% of the loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company. As a lender, the Company faces the risk that a significant number of its borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of the Company’s allowance for loan losses, it could have an adverse effect on the Company’s business, profitability, and financial condition.

Loans secured by real estate, including farmland, multifamily, commercial, one to four family residential and construction and development loans, have been a large portion of the Company’s loan portfolio. The Company is subject to risk of future market fluctuations in property values relating to these loans. In addition, multi-family and commercial real estate (“CRE”) loans represent the majority of the Company’s real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of the Company’s borrowers to repay their loans on a timely basis, which could have a negative impact on the Company’s financial condition and results of operation. The Company attempts to manage this risk through rigorous loan underwriting standards.

During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage.

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	December 31,
	2014	2013
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,135	$1,179
Nonaccrual	16,410	14,390
Restructured	16,515	17,624
Total nonperforming and restructured loans	34,060	33,193
Other real estate owned and repossessed assets	8,079	8,386
Total nonperforming and restructured assets	$42,139	$41,579
Nonperforming and restructured loans to total loans	0.88%	0.98%
Nonperforming and restructured assets to total assets	0.64%	0.69%

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table above. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.2 million in 2014, $1.5 million in 2013 and $1.3 million in 2012.

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

	December 31,
	2014	2013
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$296	$595
Non-residential real estate other	5,126	6,270
Residential real estate permanent mortgage	681	718
Residential real estate all other	1,796	1,521
Commercial and financial:
Non-consumer non-real estate	1,556	1,192
Consumer non-real estate	250	176
Other loans	1,659	1,407
Acquired loans	5,046	2,511
Total	$16,410	$14,390

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of December 31, 2014
Real estate:
Non-residential real estate owner occupied	$635	$—	$269	$904	$482,731	$483,635	$70
Non-residential real estate other	377	317	825	1,519	952,484	954,003	—
Residential real estate permanent mortgage	2,010	758	544	3,312	304,267	307,579	172
Residential real estate all other	1,820	194	1,488	3,502	633,586	637,088	387
Commercial and financial:
Non-consumer non-real estate	841	71	793	1,705	965,002	966,707	24
Consumer non-real estate	1,914	711	330	2,955	244,810	247,765	215
Other loans	1,858	916	741	3,515	158,902	162,417	—
Acquired loans	1,815	997	1,304	4,116	97,521	101,637	267
Total	$11,270	$3,964	$6,294	$21,528	$3,839,303	$3,860,831	$1,135
As of December 31, 2013
Real estate:
Non-residential real estate owner occupied	$411	$—	$316	$727	$454,305	$455,032	$96
Non-residential real estate other	5,391	269	1,543	7,203	856,179	863,382	2
Residential real estate permanent mortgage	2,000	566	789	3,355	262,625	265,980	275
Residential real estate all other	2,159	211	1,272	3,642	564,231	567,873	184
Commercial and financial:
Non-consumer non-real estate	1,122	118	1,047	2,287	793,028	795,315	125
Consumer non-real estate	1,761	667	392	2,820	225,515	228,335	279
Other loans	1,799	763	1,244	3,806	141,550	145,356	—
Acquired loans	1,491	310	593	2,394	63,479	65,873	218
Total	$16,134	$2,904	$7,196	$26,234	$3,360,912	$3,387,146	$1,179

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of December 31, 2014
Real estate:
Non-residential real estate owner occupied	$521	$448	$15	$453
Non-residential real estate other	23,154	21,164	1,364	21,522
Residential real estate permanent mortgage	1,095	880	85	1,042
Residential real estate all other	2,480	2,270	299	2,273
Commercial and financial:
Non-consumer non-real estate	1,895	1,580	431	1,646
Consumer non-real estate	664	648	138	602
Other loans	2,101	1,659	228	1,512
Acquired loans	10,933	7,708	—	8,082
Total	$42,843	$36,357	$2,560	$37,132
As of December 31, 2013
Real estate:
Non-residential real estate owner occupied	$877	$752	$28	$881
Non-residential real estate other	24,964	23,351	2,161	23,816
Residential real estate permanent mortgage	1,253	1,025	58	1,170
Residential real estate all other	2,214	1,803	361	1,857
Commercial and financial:
Non-consumer non-real estate	1,801	1,459	388	1,553
Consumer non-real estate	628	611	139	455
Other loans	1,545	1,464	219	1,602
Acquired loans	9,848	7,861	124	7,928
Total	$43,130	$38,326	$3,478	$39,262

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

The general characteristics of the risk grades are as follows:

Grade 1 – Acceptable - Loans graded 1 represent reasonable and satisfactory credit risk which requires normal attention and supervision. Capacity to repay through primary and/or secondary sources is not questioned.

Grade 2 – Acceptable - Increased Attention - This category consists of loans that have credit characteristics deserving management’s close attention. These potential weaknesses could result in deterioration of the repayment prospects for the loan or the Bank’s credit position at some future date. Such credit characteristics include loans to highly leveraged borrowers in cyclical industries, adverse financial trends which could potentially weaken repayment capacity, loans that have fundamental structure deficiencies, loans lacking secondary sources of repayment where prudent, and loans with deficiencies in essential documentation, including financial information.

Grade 3 – Loans with Problem Potential - This category consists of performing loans which are considered to exhibit problem potential. Loans in this category would generally include, but not be limited to, borrowers with a weakened financial condition or poor performance history, past dues, loans restructured to reduce payments to an amount that is below market standards and/or loans with severe documentation problems. In general, these loans have no identifiable loss potential in the near future, however; the possibility of a loss developing is heightened.

Grade 4 - Problem Loans/Assets – Nonperforming - This category consists of nonperforming loans/assets which are considered to be problems. Nonperforming loans are described as being 90 days and over past due and still accruing, and loans that are nonaccrual. The government guaranteed portion of Small Business Administration (“SBA”) loans is excluded.

Grade 5 - Loss Potential - This category consists of loans/assets which are considered to possess loss potential. While the loss may not occur in the current year, management expects that loans/assets in this category will ultimately result in a loss, unless substantial improvement occurs.

Grade 6 - Charge Off - This category consists of loans that are considered uncollectible and other assets with little or no value.

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of December 31, 2014
Real estate:
Non-residential real estate owner occupied	$402,706	$75,555	$5,008	$366	$—	$483,635
Non-residential real estate other	795,209	133,542	20,126	5,126	—	954,003
Residential real estate permanent mortgage	272,411	27,855	6,369	944	—	307,579
Residential real estate all other	529,555	99,214	6,146	2,173	—	637,088
Commercial and financial:
Non-consumer non-real estate	821,094	117,457	26,550	1,606	—	966,707
Consumer non-real estate	233,424	12,229	1,548	564	—	247,765
Other loans	157,191	4,261	601	173	191	162,417
Acquired loans	46,465	36,951	12,651	5,206	364	101,637
Total	$3,258,055	$507,064	$78,999	$16,158	$555	$3,860,831
As of December 31, 2013
Real estate:
Non-residential real estate owner occupied	$382,798	$66,139	$5,446	$649	$—	$455,032
Non-residential real estate other	711,081	125,617	20,309	6,375	—	863,382
Residential real estate permanent mortgage	233,924	24,882	6,081	1,093	—	265,980
Residential real estate all other	475,421	82,571	8,238	1,643	—	567,873
Commercial and financial:
Non-consumer non-real estate	691,772	97,812	4,462	1,269	—	795,315
Consumer non-real estate	214,153	11,819	1,931	431	1	228,335
Other loans	141,787	2,558	772	239	—	145,356
Acquired loans	47,220	11,980	3,766	2,907	—	65,873
Total	$2,898,156	$423,378	$51,005	$14,606	$1	$3,387,146

Allowance for Loan Losses Methodology

The allowance for loan losses (“ALL”) is determined by a calculation based on segmenting the loans into the following categories: (1) adversely graded loans [Grades 3, 4 and 5] that have a specific reserve allocation; (2) loans without a specific reserve segmented by loans secured by real estate other than 1-4 family residential property, loans secured by 1-4 family residential property, commercial, industrial and agricultural loans not secured by real estate, consumer purpose loans not secured by real estate, and loans over 60 days past due that are not otherwise Grade 3, 4, or 5; (3) Grade 2 loans; (4) Grade 1 loans and (5) loans held for sale which are excluded.

The ALL is calculated as the sum of the following: (1) the total dollar amount of specific reserve allocations; (2) the dollar amount derived by multiplying each segment of adversely graded loans without a specific reserve allocation times its respective reserve factor; (3) the dollar amount derived by multiplying Grade 2 loans and Grade 1 loans (less certain exclusions) times the respective reserve factor; and (4) other adjustments as deemed appropriate and documented by the Senior Loan Committee or Board of Directors.

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

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge- offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
As of December 31, 2014
Real estate:
Non-residential real estate owner occupied	$4,827	$(42)	$102	$60	$(481)	$4,406
Non-residential real estate other	11,026	(29)	49	20	(1,430)	9,616
Residential real estate permanent mortgage	2,825	(207)	78	(129)	252	2,948
Residential real estate all other	6,708	(171)	32	(139)	(300)	6,269
Commercial and financial:
Non-consumer non-real estate	8,977	(564)	70	(494)	4,288	12,771
Consumer non-real estate	2,556	(687)	203	(484)	332	2,404
Other loans	1,991	(351)	149	(202)	570	2,359
Acquired loans	124	(568)	719	151	(159)	116
Total	$39,034	$(2,619)	$1,402	$(1,217)	$3,072	$40,889
As of December 31, 2013
Real estate:
Non-residential real estate owner occupied	$5,104	$(3)	$20	$17	$(294)	$4,827
Non-residential real estate other	9,865	(19)	12	(7)	1,168	11,026
Residential real estate permanent mortgage	2,781	(162)	32	(130)	174	2,825
Residential real estate all other	7,034	(209)	33	(176)	(150)	6,708
Commercial and financial:
Non-consumer non-real estate	9,385	(217)	175	(42)	(366)	8,977
Consumer non-real estate	2,451	(597)	225	(372)	477	2,556
Other loans	1,885	(300)	75	(225)	331	1,991
Acquired loans	220	(53)	39	(14)	(82)	124
Total	$38,725	$(1,560)	$611	$(949)	$1,258	$39,034

The following table details the amount of ALL by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	December 31, 2014		December 31, 2013
	(Dollars in thousands)
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate:
Non-residential real estate owner occupied	$202	$4,204	$231	$4,596
Non-residential real estate other	1,518	8,098	2,449	8,577
Residential real estate permanent mortgage	407	2,541	243	2,582
Residential real estate all other	743	5,526	994	5,714
Commercial and financial:
Non-consumer non-real estate	4,671	8,100	966	8,011
Consumer non-real estate	372	2,032	334	2,222
Other loans	214	2,145	252	1,739
Acquired loans	—	116	—	124
Total	$8,127	$32,762	$5,469	$33,565

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	December 31, 2014			December 31, 2013
	(Dollars in thousands)
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
Real estate:
Non-residential real estate owner occupied	$5,374	$478,261	$—	$6,095	$448,937	$—
Non-residential real estate other	25,251	928,752	—	26,684	836,698	—
Residential real estate permanent mortgage	7,313	300,266	—	7,174	258,806	—
Residential real estate all other	8,319	628,769	—	9,881	557,992	—
Commercial and financial:
Non-consumer non-real estate	28,156	938,551	—	5,731	789,584	—
Consumer non-real estate	2,112	245,653	—	2,362	225,972	—
Other loans	233	162,184	—	317	145,039	—
Acquired loans	—	83,416	18,221	—	59,200	6,674
Total	$76,758	$3,765,852	$18,221	$58,244	$3,322,228	$6,674

The following table is a summary of amounts included in the ALL for impaired loans with specific reserves and the recorded balance of the related loans. No material amounts of interest income were collected on impaired loans with specific reserves for 2014, 2013 or 2012.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Allowance for loss on impaired loans	$1,559	$1,578	$2,170
Recorded balance of impaired loans	3,673	5,283	6,185
Average recorded investment	4,478	5,734	8,416

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Other real estate owned	$3,573	$1,710	$2,543
Repossessed assets	1,209	1,171	1,034
Total	$4,782	$2,881	$3,577

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
		(Dollars in thousands)
2014	$27,134	$22,521	$(24,636)	$25,019
2013	29,030	11,979	(13,875)	27,134
2012	25,264	24,706	(20,940)	29,030

(6) PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment by classification:

	Estimated Useful Lives	December 31,
		2014	2013
		(Dollars in thousands)
Land		$29,658	$29,055
Buildings	10 to 40 years	127,250	120,784
Furniture, fixtures and equipment	3 to 15 years	64,734	61,641
Accumulated depreciation		(100,301)	(93,618)
Premises and equipment, net		$121,341	$117,862

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2014
Core deposit intangibles	$13,198	$(6,013)	$7,185
Customer relationship intangibles	5,699	(2,699)	3,000
Mortgage servicing intangibles	643	(193)	450
Total	$19,540	$(8,905)	$10,635
As of December 31, 2013
Core deposit intangibles	$10,963	$(4,620)	$6,343
Customer relationship intangibles	5,699	(2,337)	3,362
Mortgage servicing intangibles	718	(150)	568
Total	$17,380	$(7,107)	$10,273

Estimated amortization of intangible assets for the next five years, as of December 31, 2014, is as follows (dollars in thousands):

Estimated Amortization
2015	$1,855
2016	1,631
2017	1,540
2018	1,531
2019	1,524

At December 31, 2014, the weighted-average remaining life of all intangible assets was approximately 6.5 years which consisted of customer relationship intangibles with a weighted-average life of 8.8 years, core deposit intangibles with a weighted-average life of 5.9 years and mortgage servicing intangibles with a weighted-average life of 2.3 years based on current prepayment assumptions.

The following is a summary of goodwill by business segment:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Balance at December 31, 2013	$8,078	$30,553	$5,464	$450	$44,545
Acquisitions	—	417	—	—	417
Balance at December 31, 2014	$8,078	$30,970	$5,464	$450	$44,962

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2013
Balance at beginning and end of period	$8,078	$30,553	$5,464	$450	$44,545

(8) TIME DEPOSITS

Time deposits include certificates of deposit and individual retirement accounts.

At December 31, 2014, the scheduled maturities of all time deposits are as follows (Dollars in thousands):

2015	$478,610
2016	121,816
2017	51,816
2018	47,463
2019	51,410
Thereafter	164
Total	$751,279

The following table is a summary of large time deposits for the periods presented:

	December 31,
	2014	2013
	(Dollars in thousands)
Time deposits of $100,000 or more	$347,563	$355,054

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2014	2013
	(Dollars in thousands)
Federal funds purchased	$1,000	$700
Repurchase agreements	2,982	3,890
Total	$3,982	$4,590
Weighted average interest rate	0.18%	0.13%
End of period interest rate	0.14%	0.15%

Federal funds purchased represent borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

(10) LONG-TERM BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $619.6 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2014, the Company had the ability to draw up to $22.7 million on the FHLB line of credit based on FHLB stock holdings of $551,900 with no advances outstanding.

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

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Current taxes:
Federal	$28,258	$23,326	$24,928
State	2,709	3,682	2,865
Deferred taxes	(3,683)	(483)	(689)
Total income taxes	$27,284	$26,525	$27,104

Income tax expense applicable to securities transactions approximated $574,000, $147,000and $1,720,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes is presented in the following table:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Tax expense at the federal statutory tax rate	$31,910	$28,295	$27,651
Increase (decrease) in tax expense from:
Tax-exempt income, net	(571)	(621)	(783)
Modified endowment life contracts	(755)	(812)	(870)
State tax expense, net of federal tax benefit	1,469	2,303	2,374
Federal tax credits	(6,479)	(4,132)	(2,455)
Other, net	1,710	1,492	1,187
Total tax expense	$27,284	$26,525	$27,104

The net deferred tax asset consisted of the following and is reported in other assets:

	December 31,
	2014	2013
	(Dollars in thousands)
Provision for loan losses	$15,814	$13,662
Write-downs of other real estate owned	1,297	962
Deferred compensation	2,652	2,237
Stock-based compensation	3,190	2,934
Investments in partnership interests	1,966	1,170
Other	306	1,479
Gross deferred tax assets	25,225	22,444
Unrealized net gains on securities	(2,644)	(2,103)
Premium on securities of banks acquired	(715)	(800)
Intangibles	(2,917)	(2,561)
Basis difference related to tax credits	(1,977)	(1,620)
Depreciation	(5,504)	(5,975)
Leveraged lease	(1,964)	(2,282)
Other	(89)	(257)
Gross deferred tax liabilities	(15,810)	(15,598)
Net deferred tax asset	$9,415	$6,846

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2014, 2013 and 2012, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination which includes the years 2012 to 2014. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,000,000 shares in May 2013. At December 31, 2014, 114,985 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2019. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2014 will become exercisable through the year 2021. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 230,000 shares in May 2014. At December 31, 2014, 20,000 shares were available for future grants. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2014 will become exercisable through the year 2018. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Options	Wgtd. Avg. Exercise Price	Wgtd. Avg. Remaining Contractual Term		Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Year Ended December 31, 2014
Outstanding at December 31, 2013	1,158,317	$34.45
Options granted	44,000	61.78
Options exercised	(169,535)	28.73
Options canceled, forfeited, or expired	(3,125)	36.73
Outstanding at December 31, 2014	1,029,657	36.55	8.59	Yrs	$27,638
Exercisable at December 31, 2014	492,557	29.84	5.15	Yrs	$16,525
Year Ended December 31, 2013
Outstanding at December 31, 2012	1,216,981	$31.98
Options granted	115,000	49.13
Options exercised	(153,664)	25.03
Options canceled, forfeited, or expired	(20,000)	40.83
Outstanding at December 31, 2013	1,158,317	34.45	8.84	Yrs	$25,034
Exercisable at December 31, 2013	561,167	27.95	6.70	Yrs	$15,774

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$12.27	$10.88	$8.82
Total intrinsic value of options exercised	5,597	3,723	3,297
Cash received from options exercised	4,870	3,846	2,227
Tax benefit realized from options exercised	2,165	1,440	1,275

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Stock-based compensation expense	$1,676	$1,360	$1,530
Tax benefit	648	526	592
Stock-based compensation expense, net of tax	$1,028	$834	$938

The Company will continue to amortize the remaining fair value of stock options over the remaining vesting period of approximately seven years. The following table shows the remaining fair value of stock options:

December 31, 2014
(Dollars in thousands)
Fair value of stock options	$4,215

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	2.10 % to 2.54%	1.95% to 3.15%	1.74% to 1.95%
Dividend yield	2.00%	2.00%	2.00%
Stock price volatility	18.03% to 18.98%	18.35% to 20.21%	21.71% to 38.75%
Expected term	10Yrs	10Yrs	10Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company amended the BancFirst Deferred Stock Compensation Plan to increase the number of shares to be issued under the plan to 91,110 shares in May 2014. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. A summary of the accumulated stock units is as follows:

	December 31,
	2014	2013
Accumulated stock units	60,859	56,380
Average price	$37.41	$35.31

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

	December 31,
	2014	2013	2012
	(Dollars in thousands)
401(k) contributions	$1,870	$1,738	$1,690
ESOP contributions	1,928	1,820	1,703
Total contributions	$3,798	$3,558	$3,393

(15) STOCKHOLDERS’ EQUITY

As of December 31, 2014, 2013 and 2012 the Company’s authorized and outstanding preferred and common stock was as follows:

	No. of Shares Authorized at	No. of Shares Outstanding at December 31,			Par Value Per Share	Dividends	Voting Rights
Class of Stock	December 31, 2014	2014	2013	2012
Senior Preferred	10,000,000	—	—	—	$1.00	As declared	Voting
10% Cumulative Preferred	900,000	—	—	—	$5.00	As declared	Non-voting
Common	20,000,000	15,504,513	15,333,622	15,242,308	$1.00	As declared	Voting

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

(c) Common stock: At December 31, 2014, 2013 and 2012 the shares issued equaled shares outstanding.

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

The following table is a summary of the shares under the program:

	Year Ended December 31,
	2014	2013	2012
Number of shares repurchased	—	40,241	6,787
Average price of shares repurchased	$—	$40.88	$37.70
Shares remaining to be repurchased	194,723	194,723	234,964

The Company’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2015, approximately $73.4 million of the equity of BancFirst was available for dividend payments to the Company.

During any deferral period or any event of default on the Junior Subordinated Debentures, the Company may not declare or pay any dividends on any of its capital stock.

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of December 31, 2014, the Company and BancFirst met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$616,862	14.75%	$334,531	8.00%	N/A	N/A
BancFirst	571,495	13.68%	334,092	8.00%	$417,615	10.00%
Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	575,973	13.77%	167,265	4.00%	N/A	N/A
BancFirst	530,606	12.71%	167,046	4.00%	250,569	6.00%
Tier I Capital
(to Total Assets)-
BancFirst Corporation	575,973	8.83%	197,249	3.00%	N/A	N/A
BancFirst	530,606	8.15%	196,716	3.00%	327,859	5.00%
As of December 31, 2013:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$563,873	14.85%	$303,700	8.00%	N/A	N/A
BancFirst	529,200	13.96%	303,190	8.00%	$378,988	10.00%
Tier I Capital
(to Risk Weighted Assets)-
BancFirst Corporation	524,839	13.83%	151,850	4.00%	N/A	N/A
BancFirst	490,166	12.93%	151,595	4.00%	227,393	6.00%
Tier I Capital
(to Total Assets)-
BancFirst Corporation	524,839	8.77%	181,174	3.00%	N/A	N/A
BancFirst	490,166	8.20%	180,606	3.00%	301,011	5.00%

As of December 31, 2014, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework for prompt corrective action. To be well capitalized under federal bank regulatory agency definitions, a depository institution must have a Tier 1 Ratio of at least 6%, a combined Tier 1 and Tier 2 Ratio of at least 10%, and a Leverage Ratio of at least 5%. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $10 billion. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

Basel III Capital Rules

In July 2013, the three federal bank regulatory agencies jointly published interim final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). These Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. These Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach with a more risk-sensitive approach. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for the Company and BancFirst on January 1, 2015 (subject to a 4-year phase-in period).

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

Management believes that, as of December 31, 2014, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(16)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Year Ended December 31, 2014
Basic
Income available to common stockholders	$63,887	15,430,773	$4.14
Effect of stock options	—	363,630
Diluted
Income available to common stockholders plus assumed exercises of stock options	$63,887	15,794,403	$4.04
Year Ended December 31, 2013
Basic
Income available to common stockholders	$54,317	15,268,843	$3.56
Effect of stock options	—	279,979
Diluted
Income available to common stockholders plus assumed exercises of stock options	$54,317	15,548,822	$3.49
Year Ended December 31, 2012
Basic
Income available to common stockholders	$51,900	15,172,457	$3.42
Effect of stock options	—	271,188
Diluted
Income available to common stockholders plus assumed exercises of stock options	$51,900	15,443,645	$3.36

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2014	69,405	$55.87
December 31, 2013	118,603	42.79
December 31, 2012	604,429	38.69

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in thousands)
ASSETS
Cash	$36,700	$27,592
Securities	103	115
Investments in subsidiaries	598,413	555,761
Goodwill	450	450
Dividends receivable	6,434	5,927
Other assets	983	913
Total assets	$643,083	$590,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$6,965	$6,957
Junior subordinated debentures	26,804	26,804
Stockholders’ equity	609,314	556,997
Total liabilities and stockholders’ equity	$643,083	$590,758

STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$24,851	$22,612	$20,784
Interest on interest-bearing deposits	62	47	57
Other	14	92	—
Total operating income	24,927	22,751	20,841
OPERATING EXPENSE
Interest	1,965	1,965	2,134
Other	667	661	942
Total operating expense	2,632	2,626	3,076
Income before taxes and equity in undistributed earnings of subsidiaries	22,295	20,125	17,765
Allocated income tax benefit	472	978	1,371
Income before equity in undistributed earnings of subsidiaries	22,767	21,103	19,136
Equity in undistributed earnings of subsidiaries	42,196	34,351	34,281
Amortization of stock-based compensation arrangements of subsidiaries	(1,076)	(1,137)	(1,517)
Net income	$63,887	$54,317	$51,900

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,887	$54,317	$51,900
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(42,196)	(34,351)	(34,281)
Amortization of stock-based compensation arrangements	1,076	1,137	1,517
Other, net	(656)	(2,116)	2,944
Net cash provided by operating activities	22,111	18,987	22,080
INVESTING ACTIVITIES
Net cash provided by acquisitions	—	—	19,866
Sales and maturities of held for investment and available for sale securities	8	63	—
Net cash provided by investing activities	8	63	19,866
FINANCING ACTIVITIES
Issuance of common stock	6,532	5,200	3,540
Common stock acquired	—	(2,710)	(256)
Cash dividends paid	(19,543)	(13,583)	(21,090)
Redemption of Junior Subordinated Debentures	—	—	(9,279)
Net cash used for financing activities	(13,011)	(11,093)	(27,085)
Net increase in cash	9,108	7,957	14,861
Cash and due from banks at the beginning of the period	27,592	19,635	4,774
Cash and due from banks at the end of the period	$36,700	$27,592	$19,635
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$1,965	$1,965	$2,128
Cash received during the period for income taxes, net	$1,822	$4,449	$1,884

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

	December 31,
	2014	2013
	(Dollars in thousands)
Loan commitments	$937,221	$945,270
Stand-by letters of credit	63,734	61,262

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

The Company leases two parcels of land on which it owns buildings, nineteen ATM locations, two storage facilities, three parking lots and office space in thirteen buildings. These leases expire at various dates through 2064.

The future minimum rental payments under these leases at December 31, 2014, were as follows (Dollars in thousands):

2015	$1,060
2016	981
2017	699
2018	186
2019	128
Later years	624
Total	$3,678

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2014	$1,255
2013	1,175
2012	1,159

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

FASB Accounting Standards Codification Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●	Level 1 Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●

Level 2 Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset and liability, either directly or indirectly, for substantially the full term of the financial instrument.

●

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

Securities Available for Sale

Securities classified as available for sale are reported at fair value. U.S. Treasuries are valued using Level 1 inputs. Other securities available for sale including U.S. federal agencies, mortgage backed securities and state and political subdivisions are valued using prices from an independent pricing service utilizing Level 2 data. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company also invests in securities classified as available for sale for which observable information is not readily available. These securities are reported at fair value utilizing Level 3 inputs. For these securities, management determines the fair value based on the income approach or information provided by outside consultants or lead investors.

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

Mortgage Servicing Intangibles

The Company acquired mortgage servicing intangibles with the acquisition of 1st Bank Oklahoma on July 12, 2011. Mortgage servicing intangibles are amortized based on current prepayment assumptions and are adjusted to fair value semi-annually, if impaired. Fair value is estimated based on the present value of future cash flows over several interest rate scenarios, which are then discounted at risk-adjusted rates. The Company considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. When available, fair value estimates and assumptions are compared to observable market data and the recent market activity and actual portfolio experience.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
December 31, 2014
Securities available for sale:
U.S. Treasury	$248,993	$—	$—	$248,993
U.S. federal agencies	—	172,449	—	172,449
Mortgage-backed securities	—	9,425	17,032	26,457
States and political subdivisions	—	53,373	—	53,373
Other securities	—	3,491	11,427	14,918
Derivative assets	—	6,124	—	6,124
Derivative liabilities	—	4,756	—	4,756
Loans held for sale	—	9,433	—	9,433
Mortgage servicing intangibles	—	—	450	450
December 31, 2013
Securities available for sale:
U.S. Treasury	$29,861	$—	$—	$29,861
U.S. federal agencies	—	387,285	—	387,285
Mortgage-backed securities	—	13,262	19,416	32,678
States and political subdivisions	—	50,334	—	50,334
Other securities	—	3,465	12,018	15,483
Derivative assets	—	2,211	—	2,211
Derivative liabilities	—	1,029	—	1,029
Loans held for sale	—	6,469	—	6,469
Mortgage servicing intangibles	—	—	568	568

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the years ended December 31, 2014 and 2013 were as follows:

	Twelve Months Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance at the beginning of the year	$32,002	$10,779
Purchases, issuances and settlements	(1,314)	20,499
Sales	(3,433)	(251)
Gains included in earnings	1,469	234
Total unrealized gains/(losses)	185	741
Balance at the end of the year	$28,909	$32,002
The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the years ended December 31, 2014 and 2013, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis and the related gains or losses recognized during the year:

	Level 1	Level 2	Level 3	Total Fair Value	Gains (Losses)
	(Dollars in thousands)
Year Ended December 31, 2014
Impaired loans (less specific allowance)	—	—	$33,797	$33,797	$—
Foreclosed assets	—	—	220	220	(18)
Other real estate owned	—	—	7,859	7,859	(304)
Year Ended December 31, 2013
Impaired loans (less specific allowance)	—	—	$34,848	$34,848	$—
Foreclosed assets	—	—	237	237	(35)
Other real estate owned	—	—	8,149	8,149	(170)

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

Cash and Cash Equivalents Include: Cash and Due from Banks and Interest-Bearing Deposits

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	December 31,
	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,913,895	$1,913,895	$1,857,535	$1,857,535
Securities held for investment	8,593	8,671	11,986	12,094
Level 3 inputs:
Loans, net	3,819,942	3,857,224	3,348,112	3,364,940
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	5,904,704	5,945,502	5,419,519	5,451,114
Short-term borrowings	3,982	3,982	4,590	4,590
Long-term borrowings	—	—	6,938	6,908
Junior subordinated debentures	26,804	31,200	26,804	29,259
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,640		1,654
Letters of credit		478		459

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued quarterly) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment, of which there were none as of December 31, 2014 or 2013. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at December 31, 2014 or 2013.

(21) DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into oil and gas swaps and options contracts to accommodate the business needs of its customers. Upon the origination of an oil or gas swap or option contract with a customer, to mitigate the exposure to fluctuations in oil and gas prices, the Company simultaneously enters into an offsetting contract with a counterparty. These derivatives are not designated as hedged instruments and are recorded on the Company’s consolidated balance sheet at fair value.

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		December 31,
		2014		2013
Oil and Natural Gas Swaps and Options	Notional Unit	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	312	$4,629	335	$827
Derivative liabilities	Barrels	(312)	(4,271)	(335)	(378)
Natural Gas
Derivative assets	MMBTUs	2,010	1,495	5,128	1,384
Derivative liabilities	MMBTUs	(2,010)	(485)	(5,128)	(651)
Total Fair Value	Included in
Derivative assets	Other assets		6,124		2,211
Derivative liabilities	Other liabilities		(4,756)		(1,029)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Derivative income	$500	$521	$599

The Company’s credit exposure on oil and gas swaps and options varies based on the current market prices of oil and natural gas. Other than credit risk, changes in the fair value of customer positions will be offset by equal and opposite changes in the counterparty positions. The net positive fair value of the contracts represents the profit derived from the activity and is unaffected by market price movements. The Company’s share of total profit is approximately 35%.

Customer credit exposure is managed by strict position limits and is primarily offset by first liens on production while the remainder is offset by cash. Counterparty credit exposure is managed by selecting highly rated counterparties (rated A- or better by Standard and Poor’s) and monitoring market information.

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	December 31,
	2014	2013
	(Dollars in thousands)
Credit exposure	$4,028	$9

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2014
Net interest income (expense)	$59,923	$116,935	$6,155	$(1,662)	$—	$181,351
Provision for loan losses	3,077	(488)	481	2	—	3,072
Noninterest income	13,752	51,415	28,079	69,442	(66,275)	96,413
Depreciation and amortization	2,216	7,277	522	1,334	—	11,349
Other expenses	32,300	89,888	22,304	27,998	(318)	172,172
Income before taxes	$36,082	$71,673	$10,927	$38,446	$(65,957)	$91,171
Total assets	$2,298,828	$4,113,783	$145,814	$679,194	$(662,647)	$6,574,972
Capital expenditures	$1,948	$7,972	$121	$1,449	$—	$11,490
December 31, 2013
Net interest income (expense)	$56,346	$102,705	$6,239	$(1,771)	$—	$163,519
Provision for loan losses	(154)	1,205	121	86	—	1,258
Noninterest income	12,881	48,418	25,659	59,298	(56,101)	90,155
Depreciation and amortization	2,178	7,011	521	1,367	—	11,077
Other expenses	31,396	84,011	21,604	23,818	(332)	160,497
Income before taxes	$35,807	$58,896	$9,652	$32,256	$(55,769)	$80,842
Total assets	$2,079,444	$3,764,429	$103,656	$703,294	$(611,849)	$6,038,974
Capital expenditures	$5,534	$6,445	$219	$1,698	$—	$13,896
December 31, 2012
Net interest income (expense)	$54,062	$105,966	$7,055	$(2,268)	$—	$164,815
Provision for loan losses	1,202	1,607	182	109	—	3,100
Noninterest income	11,222	43,809	29,624	56,848	(53,786)	87,717
Depreciation and amortization	1,956	6,898	485	1,501	—	10,840
Other expenses	29,511	80,535	22,056	27,783	(297)	159,588
Income before taxes	$32,615	$60,735	$13,956	$25,187	$(53,489)	$79,004
Total assets	$1,996,539	$3,801,653	$186,473	$602,342	$(564,757)	$6,022,250
Capital expenditures	$4,099	$8,045	$398	$896	$—	$13,438

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

(23) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 is as follows:

	Quarter
	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
2014
Net interest income	$47,319	$46,514	$45,489	$42,029
Provision for loan losses	1,840	(3,115)	3,129	1,218
Securities transactions	822	284	85	450
Noninterest income	24,302	24,938	23,611	23,562
Noninterest expense	46,886	46,942	45,857	43,836
Net income	15,749	18,793	14,688	14,657
Net income per common share:
Basic	1.02	1.22	0.94	0.96
Diluted	0.99	1.19	0.92	0.94
2013
Net interest income	$41,921	$40,712	$40,630	$40,256
Provision for loan losses	454	(12)	516	300
Securities transactions	79	90	129	122
Noninterest income	22,235	23,652	21,733	22,535
Noninterest expense	43,854	43,321	42,455	41,944
Net income	13,861	14,491	12,593	13,372
Net income per common share:
Basic	0.91	0.94	0.83	0.88
Diluted	0.88	0.93	0.82	0.86

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2014. A discussion of the change in accountants may be found in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2015 Annual Meeting.

Item 9A. Controls and Procedures.

The Company’s Chief Executive Officer, Interim Chief Financial Officer and Chief Risk Officer, and its Disclosure Committee, which includes the Company’s Chief Asset Quality Officer, Chief Internal Auditor, Senior Financial Officer, Controller, and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter of 2014 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 1992. Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2014.

BKD LLP, independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

March 13, 2015

/s/ DAVID E. RAINBOLT
David E. Rainbolt
President and Chief Executive Officer
(Principal Executive Officer)
/s/ RANDY FORAKER
Randy Foraker
Executive Vice President, Interim Chief Financial Officer and
Chief Risk Officer
(Principal Financial Officer)
(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

BancFirst Corporation

Oklahoma City, Oklahoma

We have audited BancFirst Corporation’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, BancFirst Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of BancFirst Corporation and our report dated March 11, 2015, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Oklahoma City, Oklahoma

March 13, 2015

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K will be contained in the 2015 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2015 Proxy Statement under the caption “16(a) Beneficial Ownership Reporting Compliance” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2015 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2015 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.

The information required by Item 403 of Regulation S-K will be contained in the 2015 Proxy Statement under the caption “Security Ownership” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K will be contained in the 2015 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2015 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	For the financial statements of BancFirst Corporation, reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flow for the three years ended December 31, 2014, 2013 and 2012

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

4.4

Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004 and incorporated herein by reference).

4.5

Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6

Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488 dated February 4, 2004 and incorporated herein by reference).

4.7

Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004 and incorporated herein by reference).

4.8

Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004 and incorporated herein by reference).

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

March 13, 2015	BANCFIRST CORPORATION
/s/ David E. Rainbolt
David E. Rainbolt
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2015.

/s/ H. E. Rainbolt	/s/ David E. Rainbolt
H. E. Rainbolt	David E. Rainbolt
Chairman of the Board	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Dennis L. Brand	/s/ C. L. Craig, Jr.
Dennis L. Brand	C. L. Craig, Jr.
Chief Executive Officer, BancFirst and Director	Director
/s/ William H. Crawford	/s/ James R. Daniel
William H. Crawford	James R. Daniel
Director	Vice Chairman of the Board
/s/ F. Ford Drummond	/s/ K. Gordon Greer
F. Ford Drummond	K. Gordon Greer
Director	Vice Chairman of the Board
/s/ Dr. Donald B. Halverstadt	/s/ Dave R. Lopez
Dr. Donald B. Halverstadt	Dave R. Lopez
Director	Director
/s/ William O. Johnstone	/s/ J. Ralph McCalmont
William O. Johnstone	J. Ralph McCalmont
Vice Chairman of the Board	Director
/s/ Tom H. McCasland, III	/s/ Ronald J. Norick
Tom H. McCasland, III	Ronald J. Norick
Director	Director
Paul B. Odom, Jr.	/s/ Michael S. Samis
Paul B. Odom, Jr.	Michael S. Samis
Director	Director
/s/ Natalie Shirley	/s/ Michael K. Wallace
Natalie Shirley	Michael K. Wallace
Director	Director
/s/ Gregory Wedel	/s/ G. Rainey Williams, Jr.
Gregory Wedel	G. Rainey Williams, Jr.
Director	Director
/s/ Randy Foraker
Randy Foraker
Executive Vice President, Interim Chief Financial Officer and Chief Risk Officer (Principal Financial and Accounting Officer)

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The period presented is from January 1, 2010 through December 31, 2014. The graph assumes an investment on January 1, 2010 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each quarter during the period represent the cumulative market values of the respective investment.

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

4.4

Form of Amended and Restated Trust Agreement relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004 and incorporated herein by reference).

4.5

Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.6

Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488 dated February 4, 2004 and incorporated herein by reference).

4.7

Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 on Form S-3 to the Company’s registration statement, File No. 333-112488 dated February 4, 2004 and incorporated herein by reference).

4.8

Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004 and incorporated herein by reference).

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