Form 10-Q
period 2015-03-31
BANCFIRST CORP /OK/
filed 2015-05-08
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2015 there were 15,531,748 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,	March 31,
	2015	2014	2014
	(unaudited)	(see Note 1)	(unaudited)
ASSETS
Cash and due from banks	$187,416	$203,545	$225,547
Interest-bearing deposits with banks	1,699,265	1,710,350	1,737,559
Federal funds sold	1,000	—	3,000
Securities (fair value: $550,194, $524,861, and $587,100, respectively)	550,125	524,783	587,018
Loans:
Total loans (net of unearned interest)	3,857,742	3,860,831	3,542,270
Allowance for loan losses	(41,557)	(40,889)	(39,924)
Loans, net	3,816,185	3,819,942	3,502,346
Premises and equipment, net	122,786	121,341	121,354
Other real estate owned	6,246	7,859	7,328
Intangible assets, net	10,158	10,635	11,549
Goodwill	44,962	44,962	45,118
Accrued interest receivable and other assets	131,977	131,555	134,222
Total assets	$6,570,120	$6,574,972	$6,375,041

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,319,445	$2,411,066	$2,133,583
Interest-bearing	3,564,356	3,493,638	3,604,267
Total deposits	5,883,801	5,904,704	5,737,850
Short-term borrowings	2,043	3,982	8,603
Long-term borrowings	—	—	2,000
Accrued interest payable and other liabilities	35,793	30,168	31,672
Junior subordinated debentures	26,804	26,804	26,804
Total liabilities	5,948,441	5,965,658	5,806,929
Commitments and contingent liabilities
Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,512,545, 15,504,513 and 15,363,728, respectively	15,512	15,504	15,364
Capital surplus	97,477	96,841	89,951
Retained earnings	503,758	492,776	458,857
Accumulated other comprehensive income, net of income tax of $3,110, $2,644 and $2,486, respectively	4,932	4,193	3,940
Total stockholders' equity	621,679	609,314	568,112
Total liabilities and stockholders' equity	$6,570,120	$6,574,972	$6,375,041

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
INTEREST INCOME
Loans, including fees	$45,949	$42,649
Securities:
Taxable	1,399	1,305
Tax-exempt	246	280
Federal funds sold	—	5
Interest-bearing deposits with banks	1,062	1,090
Total interest income	48,656	45,329
INTEREST EXPENSE
Deposits	2,538	2,789
Short-term borrowings	1	2
Long-term borrowings	—	18
Junior subordinated debentures	491	491
Total interest expense	3,030	3,300
Net interest income	45,626	42,029
Provision for loan losses	1,334	1,218
Net interest income after provision for loan losses	44,292	40,811
NONINTEREST INCOME
Trust revenue	2,342	2,151
Service charges on deposits	13,352	13,458
Securities transactions	1,729	450
Income from sales of loans	440	351
Insurance commissions	4,068	3,966
Cash management	1,819	1,585
Gain on sale of other assets	40	5
Other	1,506	1,596
Total noninterest income	25,296	23,562
NONINTEREST EXPENSE
Salaries and employee benefits	27,513	25,938
Occupancy and fixed assets expense, net	2,835	2,789
Depreciation	2,464	2,349
Amortization of intangible assets	444	408
Data processing services	1,117	1,170
Net expense from other real estate owned	314	550
Marketing and business promotion	1,679	1,716
Deposit insurance	826	773
Other	7,731	8,143
Total noninterest expense	44,923	43,836
Income before taxes	24,665	20,537
Income tax expense	(8,406)	(5,880)
Net income	$16,259	$14,657
NET INCOME PER COMMON SHARE
Basic	$1.05	$0.96
Diluted	$1.03	$0.94
OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of tax of $(700) and $(403), respectively	1,111	65
Reclassification adjustment for gains included in net income, net of tax of $234 and $20, respectively	(372)	(32)
Other comprehensive gain (loss), net of tax of $(466) and $(383), respectively	739	33
Comprehensive income	$16,998	$14,690

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
COMMON STOCK
Issued at beginning of period	$15,504	$15,334
Shares issued	8	30
Issued at end of period	$15,512	$15,364
CAPITAL SURPLUS
Balance at beginning of period	$96,841	$88,803
Common stock issued	236	878
Tax effect of stock options	(64)	(77)
Stock-based compensation arrangements	464	347
Balance at end of period	$97,477	$89,951
RETAINED EARNINGS
Balance at beginning of period	$492,776	$448,953
Net income	16,259	14,657
Dividends on common stock	(5,277)	(4,753)
Balance at end of period	$503,758	$458,857
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$4,193	$3,907
Net change	739	33
Balance at end of period	$4,932	$3,940
Total stockholders’ equity	$621,679	$568,112

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,259	$14,657
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	1,334	1,218
Depreciation and amortization	2,908	2,757
Net amortization of securities premiums and discounts	148	276
Realized securities gains	(1,729)	(450)
Gain on sales of loans	(440)	(351)
Cash receipts from the sale of loans originated for sale	36,163	30,779
Cash disbursements for loans originated for sale	(37,393)	(29,189)
Deferred income tax benefit	(586)	(1,934)
Loss/(gain) on other assets	207	(62)
(Increase)/decrease in interest receivable	(356)	133
Decrease in interest payable	(20)	(200)
Amortization of stock-based compensation arrangements	464	347
Other, net	5,855	2,205
Net cash provided by operating activities	$22,814	$20,186
INVESTING ACTIVITIES
Net (increase)/decrease in federal funds sold	(1,000)	1,619
Net cash and due from banks received from acquisitions	—	174,645
Purchases of available for sale securities	(30,740)	(99,914)
Proceeds from maturities, calls and paydowns of held for investment securities	311	718
Proceeds from maturities, calls and paydowns of available for sale securities	6,144	44,920
Proceeds from sales of available for sale securities	1,729	498
Net change in loans	3,613	(46,429)
Purchases of premises, equipment and computer software	(4,107)	(3,154)
Proceeds from the sale of other assets	1,955	812
Net cash (used in)/provided by investing activities	(22,095)	73,715
FINANCING ACTIVITIES
Net (decrease)/increase in demand, transaction and savings deposits	(6,257)	80,601
Net decrease in time deposits	(14,646)	(64,084)
Net (decrease)/increase in short-term borrowings	(1,939)	4,013
Paydown of long-term borrowings	—	(4,938)
Issuance of common stock, net	180	831
Cash dividends paid	(5,271)	(4,753)
Net cash (used in)/provided by financing activities	(27,933)	11,670
Net (decrease)/increase in cash, due from banks and interest-bearing deposits	(27,214)	105,571
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,913,895	1,857,535
Cash, due from banks and interest-bearing deposits at the end of the period	$1,886,681	$1,963,106
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,050	$2,991
Cash paid during the period for income taxes	$600	$850
Noncash investing and financing activities:
Unpaid common stock dividends declared	$5,271	$4,744

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United State of America (U.S. GAAP) and general practice within the banking industry. A summary of significant accounting policies can be found in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc. and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc. and BancFirst Agency, Inc.  All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

The unaudited interim consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2014, the date of the most recent annual report.

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

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii)  eliminates the presumption that a general partner controls a limited partnership in the voting model. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2015. Adoption of ASU 2015-02 is not expected to have a significant effect on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40).”  ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about the Company’s ability to continue as a going concern and related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued.  The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. Adoption of ASU 2014-15 is not expected to have a significant effect on the Company’s financial statements.

In January 2014, the FASB issued Accounting Standards Update ASU No. 2014-04, “Receivables: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310-40).”  ASU 2014-04 clarifies that an in-substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments were effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. Adoption of ASU 2014-04 did not have a significant effect on the Company’s financial statements.

In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Affordable Housing Projects (Topic 323).”  ASU 2014-01 revises the necessary criteria that need to be met in order for an entity to account for investments in affordable housing projects net of the provision for income taxes. It also changes the method of recognition from an effective amortization approach to a proportional amortization approach. Additional disclosures were also set forth in this update. The amendments were effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments were required to be applied retrospectively to all periods presented. Early adoption was permitted and adoption of the standard was optional. Adoption of ASU 2014-01 did not have a material impact on the Company's financial statements.

(2)	RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

In January 2015, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, recognized a pretax gain of approximately $1.7 million on one of its investments.

(3)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

March 31, 2015
(Dollars in thousands)
Held for investment, at cost (fair value: $8,350)	$8,281
Available for sale, at fair value	541,844
Total	$550,125

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage backed securities (1)	$439	$32	$—	$471
States and political subdivisions	7,842	37	—	7,879
Total	$8,281	$69	$—	$8,350

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
U.S. treasuries	$279,498	$1,717	$—	$281,215
U.S. federal agencies	168,514	1,010	(62)	169,462
Mortgage backed securities (1)	25,272	595	(567)	25,300
States and political subdivisions	49,631	1,868	(19)	51,480
Other securities (2)	10,887	3,633	(133)	14,387
Total	$533,802	$8,823	$(781)	$541,844

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	March 31, 2015
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,373	$1,380
After one year but within five years	6,399	6,429
After five years but within ten years	368	383
After ten years	141	158
Total	$8,281	$8,350
Available for Sale
Contractual maturity of debt securities:
Within one year	$91,839	$91,928
After one year but within five years	333,138	336,018
After five years but within ten years	16,864	17,653
After ten years	84,514	85,341
Total debt securities	526,355	530,940
Equity securities	7,447	10,904
Total	$533,802	$541,844

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

March 31, 2015
(Dollars in thousands)
Book value of pledged securities	$482,193

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	March 31, 2015		December 31, 2014		March 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$747,470	19.38%	$745,106	19.30%	$676,084	19.09%
Oil & gas production and equipment	102,342	2.65	104,940	2.72	99,382	2.80
Agriculture	122,186	3.17	132,830	3.44	109,570	3.09
State and political subdivisions:
Taxable	18,055	0.47	20,431	0.53	9,824	0.28
Tax-exempt	25,374	0.66	20,952	0.54	11,219	0.32
Real estate:
Construction	361,976	9.38	356,621	9.24	299,238	8.45
Farmland	145,494	3.77	149,507	3.87	141,059	3.98
One to four family residences	783,810	20.32	775,795	20.09	723,358	20.42
Multifamily residential properties	66,851	1.73	66,766	1.73	60,785	1.72
Commercial	1,192,581	30.91	1,191,477	30.86	1,134,384	32.02
Consumer	259,644	6.73	267,179	6.92	251,651	7.10
Other (not classified above)	31,959	0.83	29,227	0.76	25,716	0.73
Total loans	$3,857,742	100.00%	$3,860,831	100.00%	$3,542,270	100.00%
Loans held for sale (included above)	$11,103		$9,433		$5,231

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

Accounting policies related to appraisals, nonaccruals and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	March 31,	December 31,	March 31,
	2015	2014	2014
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,498	$1,135	$910
Nonaccrual	16,562	16,410	17,753
Restructured	16,131	16,515	17,468
Total nonperforming and restructured loans	34,191	34,060	36,131
Other real estate owned and repossessed assets	6,418	8,079	7,590
Total nonperforming and restructured assets	$40,609	$42,139	$43,721
Nonperforming and restructured loans to total loans	0.89%	0.88%	1.02%
Nonperforming and restructured assets to total assets	0.62%	0.64%	0.69%

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table above. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $310,000 for the three months ended March 31, 2015 and approximately $227,000 for the three months ended March 31, 2014.

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

	March 31, 2015	March 31, 2014
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$408	$448
Non-residential real estate other	5,113	5,779
Residential real estate permanent mortgage	641	689
Residential real estate all other	1,730	958
Commercial and financial:
Non-consumer non-real estate	2,215	1,287
Consumer non-real estate	177	165
Other loans	1,752	1,198
Acquired loans	4,526	7,229
Total	$16,562	$17,753

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of March 31, 2015
Real estate:
Non-residential real estate owner occupied	$417	$—	$258	$675	$486,183	$486,858	$60
Non-residential real estate other	4,597	—	825	5,422	951,760	957,182	—
Residential real estate permanent mortgage	1,922	403	337	2,662	310,115	312,777	49
Residential real estate all other	1,732	477	1,320	3,529	636,092	639,621	464
Commercial and financial:
Non-consumer non-real estate	3,413	239	1,127	4,779	958,831	963,610	250
Consumer non-real estate	1,678	668	272	2,618	239,584	242,202	201
Other loans	1,373	452	1,075	2,900	162,228	165,128	352
Acquired loans	2,025	194	1,400	3,619	86,745	90,364	122
Total	$17,157	$2,433	$6,614	$26,204	$3,831,538	$3,857,742	$1,498
As of March 31, 2014
Real estate:
Non-residential real estate owner occupied	$518	$—	$298	$816	$457,978	$458,794	$96
Non-residential real estate other	4,978	—	935	5,913	873,592	879,505	—
Residential real estate permanent mortgage	1,391	476	458	2,325	270,879	273,204	76
Residential real estate all other	1,101	173	543	1,817	565,930	567,747	86
Commercial and financial:
Non-consumer non-real estate	2,599	150	929	3,678	824,361	828,039	18
Consumer non-real estate	1,561	526	260	2,347	223,615	225,962	218
Other loans	1,569	—	1,071	2,640	145,571	148,211	—
Acquired loans	2,916	712	3,874	7,502	153,306	160,808	416
Total	$16,633	$2,037	$8,368	$27,038	$3,515,232	$3,542,270	$910

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of March 31, 2015
Real estate:
Non-residential real estate owner occupied	$574	$499	$18	$516
Non-residential real estate other	22,834	20,784	1,338	21,133
Residential real estate permanent mortgage	1,034	803	60	916
Residential real estate all other	2,503	2,279	313	2,393
Commercial and financial:
Non-consumer non-real estate	2,797	2,465	614	2,129
Consumer non-real estate	566	553	107	582
Other loans	2,204	2,105	49	2,322
Acquired loans	8,488	5,475	—	5,763
Total	$41,000	$34,963	$2,499	$35,754

As of March 31, 2014
Real estate:
Non-residential real estate owner occupied	$688	$601	$29	$642
Non-residential real estate other	24,355	22,680	1,734	22,915
Residential real estate permanent mortgage	1,068	836	88	918
Residential real estate all other	1,318	1,139	218	1,335
Commercial and financial:
Non-consumer non-real estate	1,824	1,491	427	1,449
Consumer non-real estate	548	527	134	572
Other loans	1,215	1,198	207	1,278
Acquired loans	20,179	13,361	189	9,744
Total	$51,195	$41,833	$3,026	$38,853

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

The general characteristics of the risk grades are disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of March 31, 2015
Real estate:
Non-residential real estate owner occupied	$403,255	$77,545	$5,590	$468	$—	$486,858
Non-residential real estate other	794,097	127,716	30,255	5,114	—	957,182
Residential real estate permanent mortgage	276,186	29,103	6,743	745	—	312,777
Residential real estate all other	526,322	100,008	11,216	2,075	—	639,621
Commercial and financial:
Non-consumer non-real estate	811,529	125,609	24,107	2,365	—	963,610
Consumer non-real estate	227,722	12,321	1,716	443	—	242,202
Other loans	158,895	5,116	779	338	—	165,128
Acquired loans	42,540	33,670	9,358	4,503	293	90,364
Total	$3,240,546	$511,088	$89,764	$16,051	$293	$3,857,742

As of March 31, 2014
Real estate:
Non-residential real estate owner occupied	$381,290	$70,949	$6,052	$503	$—	$458,794
Non-residential real estate other	724,181	129,390	20,155	5,779	—	879,505
Residential real estate permanent mortgage	240,653	25,074	6,610	867	—	273,204
Residential real estate all other	474,152	86,033	6,495	1,067	—	567,747
Commercial and financial:
Non-consumer non-real estate	673,757	147,625	5,350	1,307	—	828,039
Consumer non-real estate	212,492	11,388	1,655	427	—	225,962
Other loans	144,870	2,375	736	230	—	148,211
Acquired loans	92,581	48,073	12,091	7,917	146	160,808
Total	$2,943,976	$520,907	$59,144	$18,097	$146	$3,542,270

Allowance for Loan Losses Methodology

The allowance for loan losses (“ALL”) methodology is disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The following table details activity in the ALL by class of loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2015
Real estate:
Non-residential real estate owner occupied	$4,406	$(1)	$1	$—	$55	$4,461
Non-residential real estate other	9,616	—	—	—	282	9,898
Residential real estate permanent mortgage	2,948	(40)	9	(31)	67	2,984
Residential real estate all other	6,269	(68)	5	(63)	372	6,578
Commercial and financial:
Non-consumer non-real estate	12,771	(153)	31	(122)	419	13,068
Consumer non-real estate	2,404	(127)	15	(112)	35	2,327
Other loans	2,359	(213)	9	(204)	86	2,241
Acquired loans	116	(160)	26	(134)	18	—
Total	$40,889	$(762)	$96	$(666)	$1,334	$41,557

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2014
Real estate:
Non-residential real estate owner occupied	$4,827	$(4)	$31	$27	$158	$5,012
Non-residential real estate other	11,026	—	3	3	(344)	10,685
Residential real estate permanent mortgage	2,825	(130)	10	(120)	532	3,237
Residential real estate all other	6,708	(49)	4	(45)	(178)	6,485
Commercial and financial:
Non-consumer non-real estate	8,977	(70)	14	(56)	782	9,703
Consumer non-real estate	2,556	(140)	62	(78)	95	2,573
Other loans	1,991	(64)	17	(47)	128	2,072
Acquired loans	124	(17)	5	(12)	45	157
Total	$39,034	$(474)	$146	$(328)	$1,218	$39,924

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	March 31, 2015		March 31, 2014

	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$227	$4,234	$361	$4,651
Non-residential real estate other	1,885	8,013	1,929	8,756
Residential real estate permanent mortgage	396	2,588	588	2,649
Residential real estate all other	1,067	5,511	733	5,752
Commercial and financial:
Non-consumer non-real estate	4,935	8,133	1,133	8,570
Consumer non-real estate	346	1,981	389	2,184
Other loans	42	2,199	242	1,830
Acquired loans	—	—	—	157
Total	$8,898	$32,659	$5,375	$34,549

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	March 31, 2015			March 31, 2014
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$6,058	$480,800	$—	$6,555	$452,239	$—
Non-residential real estate other	35,369	921,813	—	25,934	853,571	—
Residential real estate permanent mortgage	7,488	305,289	—	7,477	265,727	—
Residential real estate all other	13,291	626,330	—	7,562	560,185	—
Commercial and financial:
Non-consumer non-real estate	26,472	937,138	—	6,657	821,382	—
Consumer non-real estate	2,161	240,041	—	2,082	223,880	—
Other loans	139	164,989	—	308	147,903	—
Acquired loans	—	76,210	14,154	—	140,654	20,154
Total	$90,978	$3,752,610	$14,154	$56,575	$3,465,541	$20,154

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Other real estate owned	$260	$66
Repossessed assets	220	327
Total	$480	$393

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of March 31, 2015
Core deposit intangibles	$13,198	$(6,366)	$6,832
Customer relationship intangibles	5,699	(2,789)	2,910
Mortgage servicing intangibles	619	(203)	416
Total	$19,516	$(9,358)	$10,158

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
(Dollars in thousands)
Three months ended March 31, 2015
Balance at beginning and end of period	$8,078	$30,970	$5,464	$450	$44,962

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

(6)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,000,000 shares in May 2013. At March 31, 2015, 94,985 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2019. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2015 will become exercisable through the year 2022. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 230,000 shares in May 2014. At March 31, 2015, 20,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2015 will become exercisable through the year 2018. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued stock to satisfy stock-based exercises, but reserves the right to use treasury stock purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2015
Outstanding at December 31, 2014	1,029,657	$36.55
Options granted	35,000	57.27
Options exercised	(8,032)	30.42
Options canceled, forfeited, or expired	(15,000)	36.96
Outstanding at March 31, 2015	1,041,625	37.29	8.52 Yr	$24,680
Exercisable at March 31, 2015	503,900	30.27	5.05 Yr	$15,474

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Weighted average grant-date fair value per share of options granted	$11	$—
Total intrinsic value of options exercised	237	745
Cash received from options exercised	244	865
Tax benefit realized from options exercised	92	288

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Stock-based compensation expense	$464	$347
Tax benefit	180	134
Stock-based compensation expense, net of tax	$284	$213

The Company will continue to amortize the remaining fair value of stock options over the remaining vesting period of approximately seven years.  The following table shows the remaining fair value of stock options:

March 31, 2015
(Dollars in thousands)
Fair value of stock options	$4,210

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method during the periods presented:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.83 to 1.96%	—
Dividend yield	2.00%	—
Stock price volatility	18.23 to 18.50%	—
Expected term	10 Yrs	—

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

The following table is a summary of the shares under the program:

	Three Months Ended March 31,
	2015	2014
Number of shares repurchased	—	—
Average price of shares repurchased	—	—
Shares remaining to be repurchased	194,723	194,723

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of March 31, 2015, the Company and BancFirst met all capital adequacy requirements to which they are subject.  The actual and required capital amounts and ratios are shown in the following table:

			Required		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2015:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$631,573	15.32%	$329,818	8.00%	N/A	N/A
BancFirst	584,181	14.19%	329,314	8.00%	$411,643	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$570,847	13.85%	$185,523	4.50%	N/A	N/A
BancFirst	527,295	12.81%	185,239	4.50%	$267,568	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$590,016	14.31%	$247,363	6.00%	N/A	N/A
BancFirst	542,624	13.18%	246,986	6.00%	$329,314	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$590,016	9.06%	$262,805	4.00%	N/A	N/A
BancFirst	542,624	8.34%	262,065	4.00%	$327,581	5.00%

As of March 31, 2015, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework from prompt corrective action. To be well capitalized under federal bank regulatory agency definitions, a depository institution must have a Total Capital Ratio of at least 10%, a Common Equity Tier 1 Capital Ratio of at least 6.5%, a Tier 1 Capital to Risk Weighted Assets Ratio of at least 8%, and a Tier 1 Ratio to Total Assets (Leverage Ratio) of at least 5%. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

Basel III Capital Rules

The Basel III Capital Rules were effective for the Company and BancFirst on January 1, 2015 (subject to a 4-year phase-in period).

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Under the new rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

Management believes that, as of March 31, 2015, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2015
Basic
Income available to common stockholders	$16,259	15,507,346	$1.05
Effect of stock options	—	331,202
Diluted
Income available to common stockholders plus assumed exercises of stock options	$16,259	15,838,548	$1.03
Three Months Ended March 31, 2014
Basic
Income available to common stockholders	$14,657	15,342,486	$0.96
Effect of stock options	—	318,434
Diluted
Income available to common stockholders plus assumed exercises of stock options	$14,657	15,660,920	$0.94

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended March 31, 2015	128,667	$57.68
Three Months Ended March 31, 2014	65,000	54.01

(9)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2015
Securities available for sale:
U.S. Treasury	$281,215	$—	$—	$281,215
U.S. federal agencies	—	169,462	—	169,462
Mortgage-backed securities	—	9,078	16,222	25,300
States and political subdivisions	—	51,480	—	51,480
Other securities	—	3,483	10,904	14,387
Derivative assets	—	5,300	—	5,300
Derivative liabilities	—	3,775	—	3,775
Loans held for sale	—	11,103	—	11,103
Mortgage servicing intangibles	—	—	416	416

March 31, 2014
Securities available for sale:
U.S. Treasury	$128,740	$—	$—	$128,740
U.S. federal agencies	—	346,793	—	346,793
Mortgage-backed securities	—	12,277	17,587	29,864
States and political subdivisions	—	54,971	—	54,971
Other securities	—	3,482	11,899	15,381
Derivative assets	—	3,072	—	3,072
Derivative liabilities	—	1,667	—	1,667
Loans held for sale	—	5,231	—	5,231
Mortgage servicing intangibles	—	—	535	535

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Three Months Ended March 31
	2015	2014
	(Dollars in thousands)
Balance at the beginning of the year	$28,909	$32,002
Purchases, issuances and settlements	(744)	(1,847)
Sales	(1,729)	(499)
Gains included in earnings	1,695	417
Total unrealized losses	(589)	(52)
Balance at the end of the period	$27,542	$30,021

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the three months ended March 31, 2015 and 2014, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis and the related losses recognized during the period:

	Level 1	Level 2	Level 3	Total Fair Value	Losses
	(Dollars in thousands)
Three Months Ended March 31, 2015
Impaired loans (less specific allowance)	—	—	$32,464	$32,464	$—
Foreclosed assets	—	—	172	172	—
Other real estate owned	—	—	6,246	6,246	23

Three Months Ended March 31, 2014
Impaired loans (less specific allowance)	—	—	$38,807	$38,807	$—
Foreclosed assets	—	—	262	262	—
Other real estate owned	—	—	7,328	7,328	576

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	March 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,887,681	$1,887,681	$1,966,106	$1,966,106
Securities held for investment	8,281	8,350	11,269	11,351
Level 3 inputs:
Loans, net	3,816,185	3,863,834	3,502,346	3,424,944
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	5,883,801	5,925,150	5,737,850	5,538,503
Short-term borrowings	2,043	2,043	8,603	8,603
Long-term borrowings	—	—	2,000	1,997
Junior subordinated debentures	26,804	28,981	26,804	28,948
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,672		1,712
Letters of credit		481		459

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued semi-annually) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at March 31, 2015 or 2014.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models.  The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

	March 31, 2015
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value
	(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	275	$3,825
Derivative liabilities	Barrels	(275)	(3,382)

Natural Gas
Derivative assets	MMBTUs	5,610	1,475
Derivative liabilities	MMBTUs	(5,610)	(393)

Total Fair Value	Included in
Derivative assets	Other assets		5,300
Derivative liabilities	Other liabilities		(3,775)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Derivative income	$155	$149

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

March 31, 2015
(Dollars in thousands)
Credit exposure	$4,337

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2015
Net interest income (expense)	$15,400	$29,055	$1,618	$(447)	$—	$45,626
Noninterest income	3,457	12,326	8,727	17,292	(16,506)	25,296
Income before taxes	9,889	16,407	5,007	9,804	(16,442)	24,665

Three Months Ended March 31, 2014
Net interest income (expense)	$13,787	$27,241	$1,376	$(375)	$—	$42,029
Noninterest income	3,413	12,266	7,056	15,955	(15,128)	23,562
Income before taxes	7,790	15,077	3,066	9,679	(15,075)	20,537

Total Assets:
March 31, 2015	$2,299,513	$4,162,565	$133,236	$651,810	$(677,004)	$6,570,120
December 31, 2014	2,298,828	4,113,783	145,814	679,194	(662,647)	6,574,972
March 31, 2014	2,093,563	3,973,407	113,732	816,489	(622,150)	6,375,041

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This discussion and analysis should be read in conjunction with the Company’s December 31, 2014 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the Company’s consolidated financial statements and the related Notes included in Item 1.

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

SUMMARY

BancFirst Corporation’s net income for the first quarter of 2015 was $16.3 million, compared to $14.7 million for the first quarter of 2014.  Diluted net income per common share was $1.03 and $0.94 for the first quarter of 2015 and 2014, respectively.

The Company’s net interest income for the first quarter of 2015 increased to $45.6 million, compared to $42.0 million for the first quarter of 2014, due to higher volume of earning assets and fair value adjustments due to early payoffs of acquired loans. The net interest margin for the quarter was 3.07%, compared to 2.98% a year ago, primarily due to loan volume and the fair value adjustments. The Company’s provision for loan losses for the first quarter of 2015 increased slightly to $1.3 million, compared to $1.2 million a year ago. Net charge-offs for the quarter were only 0.02% of average loans, compared to 0.01% for the first quarter of 2014.  Noninterest income for the quarter totaled $25.3 million, compared to $23.6 million last year. The increase in revenues was primarily from a $1.7 million gain on an investment of Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst. Noninterest expense for the quarter totaled $44.9 million, compared to $43.8 million last year, mainly due to annual salary increases.  The Company’s effective tax rate increased to 34.1% compared to 28.6% for the first quarter of 2014, due largely to tax credits and the recognition of state deferred tax benefits in 2014.

At March 31, 2015, the Company’s total assets were $6.6 billion, largely unchanged from December 31, 2014. Securities increased $25.3 million to a total of $550.1 million. Loans totaled $3.9 billion, with no material change from December 31, 2014.  Deposits totaled $5.9 billion, virtually flat from December 31, 2014. The Company’s total stockholders’ equity was $621.7 million, an increase of $12.4 million, or 2.0%, over December 31, 2014.

Asset quality remained strong during the first quarter of 2015. Nonperforming and restructured assets were 0.62% of total assets at March 31, 2015 compared to 0.64% at December 31, 2014. The allowance to total loans was 1.08%, compared to 1.06% at year-end 2014.

Oil prices continued to be low during the first quarter of 2015, which had a slight impact on our loan demand. We expect any impact of continued low oil prices will become more apparent in future periods.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Income Statement Data
Net interest income	$45,626	$42,029
Provision for loan losses	1,334	1,218
Securities transactions	1,729	450
Total noninterest income	25,296	23,562
Salaries and employee benefits	27,513	25,938
Total noninterest expense	44,923	43,836
Net income	16,259	14,657
Per Common Share Data
Net income – basic	$1.05	$0.96
Net income – diluted	1.03	0.94
Cash dividends	0.34	0.31
Performance Data
Return on average assets	1.01%	0.96%
Return on average stockholders’ equity	10.65	10.51
Cash dividend payout ratio	32.43	32.45
Net interest spread	2.93	2.83
Net interest margin	3.07	2.98
Efficiency ratio	63.34	66.83
Net charge-offs to average loans	0.02	0.01

Net Interest Income

For the three months ended March 31, 2015, net interest income, which is the Company’s principal source of operating revenue, increased to $45.6 million compared to $42.0 million for the three months ended March 31, 2014, due to higher volume of earning assets and fair value adjustments due to early payoffs of acquired loans. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin for the quarter was 3.07% compared to 2.98% a year ago, primarily due to loan volume and the fair value adjustments. If interest rates and/or loan volume do not increase, management would expect its net interest margin to continue to compress in 2015 as higher yielding loans and securities mature and are replaced at current market rates.

Provision for Loan Losses

The Company’s provision for loan loss for the first quarter of 2015 increased slightly to $1.3 million compared to $1.2 million a year ago. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date.  Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $666,000 for the first quarter of 2015, compared to $328,000 for the first quarter of 2014. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

Noninterest Income

Noninterest income totaled $25.3 million for the first quarter of 2015 compared to $23.6 million for the first quarter of 2014.  The increase in revenues was primarily from a $1.7 million gain on an investment of Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst. The Company had fees from debit card usage totaling $5.4 million during both of the three month periods ended March 31, 2015 and 2014.

Noninterest Expense

For the three months ended March 31, 2015, noninterest expense totaled $44.9 million, compared to $43.8 million for the three months ended March 31, 2014. The increase in noninterest expense for the first quarter of 2015 was mainly due to annual salary increases.

Income Taxes

The Company’s effective tax rate on income before taxes increased to 34.1% for the first quarter of 2015, compared to 28.6% for the first quarter of 2014, due largely to tax credits and the recognition of state deferred tax benefits in 2014.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	March 31,	December 31,	March 31,
	2015	2014	2014
	(unaudited)		(unaudited)
Balance Sheet Data
Total assets	$6,570,120	$6,574,972	$6,375,041
Total loans	3,857,742	3,860,831	3,542,270
Allowance for loan losses	41,557	40,889	39,924
Securities	550,125	524,783	587,018
Deposits	5,883,801	5,904,704	5,737,850
Stockholders' equity	621,679	609,314	568,112
Book value per share	40.08	39.30	36.98
Tangible book value per share	36.52	35.71	33.29
Average loans to deposits (year-to-date)	65.85%	63.64%	62.46%
Average earning assets to total assets (year-to-date)	92.97	92.71	92.46
Average stockholders’ equity to average assets (year-to-date)	9.51	9.19	9.10
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.89%	0.88%	1.02%
Nonperforming and restructured assets to total assets	0.62	0.64	0.69
Allowance for loan losses to total loans	1.08	1.06	1.13
Allowance for loan losses to nonperforming and restructured loans	121.54	120.05	110.50

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of March 31, 2015 totaled $1.9 billion, virtually flat from December 31, 2014 and March 31, 2014.  Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the funds market that has resulted in near zero overnight federal funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period which continues to be 0.25%.

Securities

At March 31, 2015, total securities increased $25.3 million compared to December 31, 2014 and decreased $36.9 million compared to March 31, 2014. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $8.0 million at March 31, 2015, compared to an unrealized gain of $6.8 million at December 31, 2014, and an unrealized gain of $6.4 million at March 31, 2014.  These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $4.9 million, $4.2 million and $3.9 million respectively.

Loans (Including Acquired Loans)

At March 31, 2015, loans totaled $3.9 billion, with no material change from December 31, 2014 and up $315.5 million from March 31, 2014, due to internal growth.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At March 31, 2015, the allowance for loan losses to total loans represented 1.08% of total loans, compared to 1.06% at December 31, 2014 and 1.13% at March 31, 2014.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $3.8 million at March 31, 2015, $4.3 million at December 31, 2014, and $11.3 million at March 31, 2014 while the acquired loans outstanding were $90.4 million, $101.7 million and $160.8 million, respectively. The decrease in the credit component in 2015 was due to loan payoffs and accretion.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $40.6 million at March 31, 2015, compared to $42.1 million at December 31, 2014 and $43.7 million at March 31, 2014. The Company’s level of nonperforming and restructured assets has continued to be relatively low.

Nonaccrual loans totaled $16.6 million at March 31, 2015, compared to $16.4 million at the end of 2014. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding, was approximately $310,000 for the first quarter of 2015 and $227,000 for the first quarter of 2014.  Only a small amount of this interest is expected to be ultimately collected.

Other real estate owned and repossessed assets totaled $6.4 million at March 31, 2015, compared to $8.1 million at December 31, 2014 and $7.6 million at March 31, 2014. Other real estate owned and repossessed assets decreased due to the sale of two properties during the quarter.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms.  The Company had approximately $23.5 million of these loans at March 31, 2015, compared to $27.5 million at December 31, 2014 and $4.4 million at March 31, 2014. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable probable loss.  Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At March 31, 2015, deposits totaled $5.9 billion, virtually flat compared to December 31, 2014 and March 31, 2014.  The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 94.2% at March 31, 2015 compared to 94.1% at December 31, 2014 and 93.5% at March 31, 2014.  Noninterest-bearing deposits to total deposits were 39.4% at March 31, 2015, compared to 40.8% at December 31, 2014 and 37.2% at March 31, 2014.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $2.0 million at March 31, 2015, compared to $4.0 million at December 31, 2014 and $8.6 million at March 31, 2014.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $626.1 million, are pledged as collateral for the borrowings under the line of credit. As of March 31, 2015 and December 31, 2014, the Company had no advances outstanding. At March 31, 2014 the Company had $2.0 million outstanding, which matured in 2014.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Capital Resources

Stockholders’ equity totaled $621.7 million at March 31, 2015, compared to $609.3 million at December 31, 2014 and $568.1 million at March 31, 2014. In addition to net income of $16.3 million, other changes in stockholders’ equity during the three months ended March 31, 2015 included $180,000 related to stock option exercises, $464,000 related to stock-based compensation and a $739,000 increase in other comprehensive income, that were partially offset by $5.3 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at March 31, 2015, were well in excess of the regulatory requirments.

See Note (7) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

CONTRACTUAL OBLIGATIONS

There have not been any material changes in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2015			2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,840,833	$46,051	4.86%	$3,481,988	$42,714	4.97%
Securities – taxable	486,430	1,399	1.17	484,900	1,305	1.09
Securities – tax exempt	39,005	378	3.93	41,206	430	4.23
Interest-bearing deposits w/ banks & FFS	1,686,414	1,062	0.26	1,739,671	1,095	0.26
Total earning assets	6,052,682	48,890	3.28	5,747,765	45,544	3.21
Nonearning assets:
Cash and due from banks	181,937			200,176
Interest receivable and other assets	316,550			307,983
Allowance for loan losses	(40,879)			(39,257)
Total nonearning assets	457,608			468,902
Total assets	$6,510,290			$6,216,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$723,908	$168	0.09%	$760,342	$198	0.11%
Savings deposits	2,052,927	1,150	0.23	1,957,007	1,103	0.23
Time deposits	743,624	1,220	0.67	801,054	1,488	0.75
Short-term borrowings	3,033	1	0.14	5,487	2	0.13
Long-term borrowings	—	—	—	5,309	18	1.36
Junior subordinated debentures	26,804	491	7.43	26,804	491	7.43
Total interest-bearing liabilities	3,550,296	3,030	0.35	3,556,003	3,300	0.38
Interest-free funds:
Noninterest-bearing deposits	2,312,217			2,056,512
Interest payable and other liabilities	28,636			38,522
Stockholders’ equity	619,141			565,630
Total interest free funds	2,959,994			2,660,664
Total liabilities and stockholders’ equity	$6,510,290			$6,216,667
Net interest income		$45,860			$42,244
Net interest spread			2.93%			2.83%
Effect of interest free funds			0.14%			0.15%
Net interest margin			3.07%			2.98%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2014, the date of its most recent annual report to stockholders.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and its Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Asset Quality Officer, Chief Internal Auditor, Controller, and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures.  Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

No changes were made to the Company’s internal control over financial reporting during the period covered by this report that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

As of March 31, 2015, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

3.3	Amended and Restated By-Laws of BancFirst Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 30, 2015 and incorporated herein by reference).

3.4

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

4.4

Amendment No. 2 to Rights Agreement, dated as of March 26, 2015, between BancFirst Corporation and BancFirst, an Oklahoma banking corporation, as Rights Agent, to the Rights Agreement, originally dated as of February 25, 1999, and amended as of January 22, 2009 (as so amended, the “Rights Agreement”), by and between BancFirst Corporation and the Rights Agent. (filed as Exhibit 4.1 to the Company’s 8-K dated March 30, 2015 and incorporated herein by reference).

4.5

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

4.8

Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 to the Company’s registration statement on Form S-3, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.9

Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

10.1*	BancFirst Corporation Employee Stock Ownership and Trust Agreement adopted effective January 1, 2015.

10.2	Fourth Amended and Restated BancFirst Corporation Directors’ Stock Option Plan (filed as Exhibit 10.1 to the Company’s Form 8-K dated October 28, 2014 and incorporated herein by reference).

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
10.5

Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted December 16, 2010 effective January 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2010 and incorporated herein by reference).

10.6

Amendment to the Amended and Restated BancFirst Corporation Thrift Plan adopted October 27, 2011 effective October 1, 2011 (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2011 and incorporated herein by reference).

10.7	Thirteenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Form 8-K dated October 28, 2014 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: May 8, 2015	/s/ David E. Rainbolt
David E. Rainbolt
President
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)