Form 10-Q
period 2015-06-30
BANCFIRST CORP /OK/
filed 2015-08-07
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015 there were 15,580,827 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2015	2014
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$179,190	$203,545
Interest-bearing deposits with banks	1,638,038	1,710,350
Securities (fair value: $537,387 and $524,861, respectively)	537,319	524,783
Loans held for sale	13,587	9,433
Loans (net of unearned interest)	3,858,332	3,851,398
Allowance for loan losses	(42,621)	(40,889)
Loans, net of allowance for loan losses	3,815,711	3,810,509
Premises and equipment, net	120,880	121,341
Other real estate owned	7,357	7,859
Intangible assets, net	9,681	10,635
Goodwill	44,594	44,962
Accrued interest receivable and other assets	132,541	131,555
Total assets	$6,498,898	$6,574,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,321,206	$2,411,066
Interest-bearing	3,487,015	3,493,638
Total deposits	5,808,221	5,904,704
Short-term borrowings	2,075	3,982
Accrued interest payable and other liabilities	27,554	30,168
Junior subordinated debentures	26,804	26,804
Total liabilities	5,864,654	5,965,658
Commitments and contingent liabilities
Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,562,298 and 15,504,513, respectively	15,562	15,504
Capital surplus	99,202	96,841
Retained earnings	517,028	492,776
Accumulated other comprehensive income, net of income tax of $1,547, and $2,644, respectively	2,452	4,193
Total stockholders' equity	634,244	609,314
Total liabilities and stockholders' equity	$6,498,898	$6,574,972

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$46,490	$45,855	$92,439	$88,504
Securities:
Taxable	1,458	1,502	2,857	2,807
Tax-exempt	235	273	481	553
Federal funds sold	—	—	—	1
Interest-bearing deposits with banks	1,066	1,096	2,128	2,190
Total interest income	49,249	48,726	97,905	94,055
INTEREST EXPENSE
Deposits	2,542	2,733	5,080	5,522
Short-term borrowings	1	5	2	7
Long-term borrowings	—	7	—	25
Junior subordinated debentures	491	492	982	983
Total interest expense	3,034	3,237	6,064	6,537
Net interest income	46,215	45,489	91,841	87,518
Provision for loan losses	1,271	3,129	2,605	4,347
Net interest income after provision for loan losses	44,944	42,360	89,236	83,171
NONINTEREST INCOME
Trust revenue	2,200	2,315	4,542	4,466
Service charges on deposits	14,312	14,360	27,664	27,818
Securities transactions	5,392	85	7,121	535
Income from sales of loans	549	467	989	818
Insurance commissions	3,120	3,262	7,188	7,228
Cash management	1,886	1,703	3,705	3,288
Gain on sale of other assets	41	3	81	8
Other	1,215	1,416	2,721	3,012
Total noninterest income	28,715	23,611	54,011	47,173
NONINTEREST EXPENSE
Salaries and employee benefits	27,886	27,478	55,399	53,416
Occupancy, net	2,700	2,784	5,535	5,573
Depreciation	2,449	2,375	4,913	4,724
Amortization of intangible assets	445	458	889	866
Data processing services	1,179	1,185	2,296	2,355
Net expense from other real estate owned	(184)	(406)	130	144
Marketing and business promotion	1,401	1,661	3,080	3,377
Deposit insurance	836	873	1,662	1,646
Other	8,717	9,449	16,448	17,592
Total noninterest expense	45,429	45,857	90,352	89,693
Income before taxes	28,230	20,114	52,895	40,651
Income tax expense	(9,677)	(5,426)	(18,083)	(11,306)
Net income	$18,553	$14,688	$34,812	$29,345
NET INCOME PER COMMON SHARE
Basic	$1.19	$0.94	$2.24	$1.90
Diluted	$1.17	$0.92	$2.20	$1.86
OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of tax of $261, $(618), $(439) and $(1,021), respectively	(417)	980	694	1,045
Reclassification adjustment for gains included in net income, net of tax of $1,302, $14, $1,536 and $34, respectively	(2,063)	(22)	(2,435)	(54)
Other comprehensive gain (loss), net of tax of $1,563, $(604), $1,097 and $(987), respectively	(2,480)	958	(1,741)	991
Comprehensive income	$16,073	$15,646	$33,071	$30,336

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
COMMON STOCK
Issued at beginning of period	$15,512	$15,364	$15,504	$15,334
Shares issued	50	35	58	65
Issued at end of period	$15,562	$15,399	$15,562	$15,399
CAPITAL SURPLUS
Balance at beginning of period	$97,477	$89,951	$96,841	$88,803
Common stock issued	1,080	742	1,316	1,620
Tax effect of stock options	355	325	291	248
Stock-based compensation arrangements	290	429	754	776
Balance at end of period	$99,202	$91,447	$99,202	$91,447
RETAINED EARNINGS
Balance at beginning of period	$503,758	$458,857	$492,776	$448,953
Net income	18,553	14,688	34,812	29,345
Dividends on common stock	(5,283)	(4,784)	(10,560)	(9,537)
Balance at end of period	$517,028	$468,761	$517,028	$468,761
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$4,932	$3,940	$4,193	$3,907
Net change	(2,480)	958	(1,741)	991
Balance at end of period	$2,452	$4,898	$2,452	$4,898
Total stockholders’ equity	$634,244	$580,505	$634,244	$580,505

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,812	$29,345
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	2,605	4,347
Depreciation and amortization	5,802	5,590
Net amortization of securities premiums and discounts	445	512
Realized securities gains	(7,121)	(535)
Gain on sales of loans	(989)	(818)
Cash receipts from the sale of loans originated for sale	84,029	71,074
Cash disbursements for loans originated for sale	(87,635)	(73,306)
Deferred income tax benefit	(1,464)	(2,943)
Gain on other assets	(65)	(535)
Increase in interest receivable	(740)	(411)
Decrease in interest payable	(14)	(316)
Amortization of stock-based compensation arrangements	754	776
Other, net	343	(1,619)
Net cash provided by operating activities	$30,762	$31,161
INVESTING ACTIVITIES
Net decrease in federal funds sold	—	4,619
Net cash and due from banks received from acquisitions	—	174,283
Purchases of available for sale securities	(30,923)	(203,890)
Proceeds from maturities, calls and paydowns of held for investment securities	670	2,689
Proceeds from maturities, calls and paydowns of available for sale securities	12,979	163,472
Proceeds from sales of available for sale securities	8,576	1,951
Net change in loans	(10,312)	(166,388)
Purchases of premises, equipment and computer software	(4,797)	(5,783)
Proceeds from the sale of other assets	3,647	3,322
Net cash used in investing activities	(20,160)	(25,725)
FINANCING ACTIVITIES
Net change in deposits	(96,483)	260
Net (decrease)/increase in short-term borrowings	(1,907)	7,727
Paydown of long-term borrowings	—	(6,938)
Issuance of common stock, net	1,665	1,933
Cash dividends paid	(10,544)	(9,516)
Net cash used in financing activities	(107,269)	(6,534)
Net decrease in cash, due from banks and interest-bearing deposits	(96,667)	(1,098)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,913,895	1,857,535
Cash, due from banks and interest-bearing deposits at the end of the period	$1,817,228	$1,856,437
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$6,078	$6,853
Cash paid during the period for income taxes	$17,230	$13,770
Noncash investing and financing activities:
Unpaid common stock dividends declared	$5,281	$4,765

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

In June 2015, Council Oak Partners, LLC, a wholly-owned subsidiary of the Company, recognized a pretax gain of approximately $5.3 million on one of its investments.

On July 14, 2015, the Company announced it had entered into an agreement to acquire CSB Bancshares Inc. and its subsidiary bank, Bank of Commerce, with locations in Yukon, Mustang, and El Reno, Oklahoma. See Note (12) Subsequent Event.

(3)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Held for investment, at cost (fair value: $7,991 and $8,671, respectively)	$7,923	$8,593
Available for sale, at fair value	529,396	516,190
Total	$537,319	$524,783

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015	(Dollars in thousands)
Mortgage backed securities (1)	$406	$26	$—	$432
States and political subdivisions	7,517	42	—	7,559
Total	$7,923	$68	$—	$7,991
December 31, 2014
Mortgage backed securities (1)	$471	$34	$—	$505
States and political subdivisions	8,122	44	—	8,166
Total	$8,593	$78	$—	$8,671

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015	(Dollars in thousands)
U.S. treasuries	$279,414	$1,571	$—	$280,985
U.S. federal agencies	165,090	1,055	(28)	166,117
Mortgage backed securities (1)	23,793	526	(549)	23,770
States and political subdivisions	47,560	1,457	(40)	48,977
Other securities (2)	9,540	204	(197)	9,547
Total	$525,397	$4,813	$(814)	$529,396
December 31, 2014
U.S. treasuries	$248,767	$404	$(178)	$248,993
U.S. federal agencies	171,641	983	(175)	172,449
Mortgage backed securities (1)	26,441	602	(586)	26,457
States and political subdivisions	51,706	1,716	(49)	53,373
Other securities (2)	10,798	4,252	(132)	14,918
Total	$509,353	$7,957	$(1,120)	$516,190

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

The unrealized gains decreased in 2015 primarily due to the reclassification of an unrealized gain on one investment of $3.3 million from other comprehensive income to a realized gain by Council Oak Partners, LLC, a wholly-owned subsidiary of the Company. The realized gain is reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

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

	June 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,308	$1,317	$1,451	$1,456
After one year but within five years	6,244	6,277	6,603	6,642
After five years but within ten years	237	249	380	396
After ten years	134	148	159	177
Total	$7,923	$7,991	$8,593	$8,671
Available for Sale
Contractual maturity of debt securities:
Within one year	$166,121	$166,327	$41,772	$41,870
After one year but within five years	256,716	259,037	350,975	352,044
After five years but within ten years	15,810	16,491	21,990	22,717
After ten years	80,657	81,449	87,252	88,132
Total debt securities	519,304	523,304	501,989	504,763
Equity securities	6,093	6,092	7,364	11,427
Total	$525,397	$529,396	$509,353	$516,190

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Book value of pledged securities	$463,877	$522,190

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$741,595	19.22%	$745,106	19.35%
Oil & gas production and equipment	88,488	2.29	104,940	2.72
Agriculture	117,729	3.05	132,830	3.45
State and political subdivisions:
Taxable	17,884	0.46	20,431	0.53
Tax-exempt	27,687	0.72	20,952	0.54
Real estate:
Construction	363,067	9.41	356,621	9.26
Farmland	148,500	3.85	149,507	3.88
One to four family residences	785,170	20.35	766,362	19.90
Multifamily residential properties	64,366	1.67	66,766	1.73
Commercial	1,200,331	31.11	1,191,477	30.94
Consumer	270,172	7.00	267,179	6.94
Other (not classified above)	33,343	0.87	29,227	0.76
Total loans	$3,858,332	100.00%	$3,851,398	100.00%

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

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,311	$1,135
Nonaccrual	32,177	16,410
Restructured	15,702	16,515
Total nonperforming and restructured loans	49,190	34,060
Other real estate owned and repossessed assets	7,521	8,079
Total nonperforming and restructured assets	$56,711	$42,139

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table above. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $922,000 for the six months ended June 30, 2015 and approximately $481,000 for the six months ended June 30, 2014.

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

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$192	$296
Non-residential real estate other	4,937	5,126
Residential real estate permanent mortgage	777	681
Residential real estate all other	1,479	1,796
Commercial and financial:
Non-consumer non-real estate	18,522	1,556
Consumer non-real estate	220	250
Other loans	1,629	1,659
Acquired loans	4,421	5,046
Total	$32,177	$16,410

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of June 30, 2015
Real estate:
Non-residential real estate owner occupied	$235	$—	$159	$394	$492,117	$492,511	$159
Non-residential real estate other	914	—	825	1,739	961,559	963,298	—
Residential real estate permanent mortgage	865	659	487	2,011	320,538	322,549	219
Residential real estate all other	2,954	233	1,122	4,309	638,649	642,958	326
Commercial and financial:
Non-consumer non-real estate	16,192	1,671	1,300	19,163	919,622	938,785	357
Consumer non-real estate	1,403	693	317	2,413	252,336	254,749	213
Other loans	891	567	485	1,943	155,372	157,315	—
Acquired loans	525	676	1,472	2,673	83,494	86,167	37
Total	$23,979	$4,499	$6,167	$34,645	$3,823,687	$3,858,332	$1,311
As of December 31, 2014
Real estate:
Non-residential real estate owner occupied	$635	$—	$269	$904	$482,731	$483,635	$70
Non-residential real estate other	377	317	825	1,519	952,484	954,003	—
Residential real estate permanent mortgage	2,010	758	544	3,312	304,267	307,579	172
Residential real estate all other	1,820	194	1,488	3,502	633,586	637,088	387
Commercial and financial:
Non-consumer non-real estate	841	71	793	1,705	965,002	966,707	24
Consumer non-real estate	1,914	711	330	2,955	244,810	247,765	215
Other loans	1,858	916	741	3,515	149,469	152,984	—
Acquired loans	1,815	997	1,304	4,116	97,521	101,637	267
Total	$11,270	$3,964	$6,294	$21,528	$3,829,870	$3,851,398	$1,135

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of June 30, 2015
Real estate:
Non-residential real estate owner occupied	$467	$386	$14	$393
Non-residential real estate other	22,354	20,184	1,316	20,553
Residential real estate permanent mortgage	1,324	1,107	85	941
Residential real estate all other	2,122	1,889	202	2,058
Commercial and financial:
Non-consumer non-real estate	19,328	18,879	4,503	6,740
Consumer non-real estate	612	597	119	536
Other loans	2,056	1,628	80	1,699
Acquired loans	8,183	5,153	—	7,120
Total	$56,446	$49,823	$6,319	$40,040

As of December 31, 2014
Real estate:
Non-residential real estate owner occupied	$521	$448	$15	$453
Non-residential real estate other	23,154	21,164	1,364	21,522
Residential real estate permanent mortgage	1,095	880	85	1,042
Residential real estate all other	2,480	2,270	299	2,273
Commercial and financial:
Non-consumer non-real estate	1,895	1,580	431	1,646
Consumer non-real estate	664	648	138	602
Other loans	2,101	1,659	228	1,512
Acquired loans	10,933	7,708	—	8,082
Total	$42,843	$36,357	$2,560	$37,132

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of June 30, 2015
Real estate:
Non-residential real estate owner occupied	$407,818	$78,987	$5,455	$251	$—	$492,511
Non-residential real estate other	809,293	119,551	29,517	4,937	—	963,298
Residential real estate permanent mortgage	283,951	30,254	7,295	1,049	—	322,549
Residential real estate all other	529,071	101,307	10,608	1,972	—	642,958
Commercial and financial:
Non-consumer non-real estate	773,811	133,243	13,080	18,651	—	938,785
Consumer non-real estate	239,719	12,349	2,154	524	3	254,749
Other loans	150,841	3,511	2,677	286	—	157,315
Acquired loans	41,592	30,532	9,277	4,476	290	86,167
Total	$3,236,096	$509,734	$80,063	$32,146	$293	$3,858,332

As of December 31, 2014
Real estate:
Non-residential real estate owner occupied	$402,706	$75,555	$5,008	$366	$—	$483,635
Non-residential real estate other	795,209	133,542	20,126	5,126	—	954,003
Residential real estate permanent mortgage	272,411	27,855	6,369	944	—	307,579
Residential real estate all other	529,555	99,214	6,146	2,173	—	637,088
Commercial and financial:
Non-consumer non-real estate	821,094	117,457	26,550	1,606	—	966,707
Consumer non-real estate	233,424	12,229	1,548	564	—	247,765
Other loans	147,758	4,261	601	173	191	152,984
Acquired loans	46,465	36,951	12,651	5,206	364	101,637
Total	$3,248,622	$507,064	$78,999	$16,158	$555	$3,851,398

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

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2015
Real estate:
Non-residential real estate owner occupied	$4,461	$—	$—	$—	$42	$4,503
Non-residential real estate other	9,898	—	1	1	(19)	9,880
Residential real estate permanent mortgage	2,984	(56)	5	(51)	177	3,110
Residential real estate all other	6,578	(7)	4	(3)	(90)	6,485
Commercial and financial:
Non-consumer non-real estate	13,068	(16)	7	(9)	654	13,713
Consumer non-real estate	2,327	(103)	40	(63)	235	2,499
Other loans	2,241	(50)	—	(50)	240	2,431
Acquired loans	—	(34)	2	(32)	32	—
Total	$41,557	$(266)	$59	$(207)	$1,271	$42,621

Six Months Ended June 30, 2015
Real estate:
Non-residential real estate owner occupied	$4,406	$(1)	$1	$—	$97	$4,503
Non-residential real estate other	9,616	—	1	1	263	9,880
Residential real estate permanent mortgage	2,948	(96)	14	(82)	244	3,110
Residential real estate all other	6,269	(75)	9	(66)	282	6,485
Commercial and financial:
Non-consumer non-real estate	12,771	(169)	38	(131)	1,073	13,713
Consumer non-real estate	2,404	(230)	55	(175)	270	2,499
Other loans	2,359	(263)	9	(254)	326	2,431
Acquired loans	116	(194)	28	(166)	50	—
Total	$40,889	$(1,028)	$155	$(873)	$2,605	$42,621

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2014
Real estate:
Non-residential real estate owner occupied	$5,012	$(18)	$34	$16	$213	$5,241
Non-residential real estate other	10,685	—	—	—	553	11,238
Residential real estate permanent mortgage	3,237	(32)	31	(1)	74	3,310
Residential real estate all other	6,485	(44)	10	(34)	364	6,815
Commercial and financial:
Non-consumer non-real estate	9,703	(61)	16	(45)	2,309	11,967
Consumer non-real estate	2,573	(190)	46	(144)	216	2,645
Other loans	2,072	(188)	110	(78)	(1)	1,993
Acquired loans	157	(148)	678	530	(599)	88
Total	$39,924	$(681)	$925	$244	$3,129	$43,297

Six Months Ended June 30, 2014
Real estate:
Non-residential real estate owner occupied	$4,827	$(22)	$65	$43	$371	$5,241
Non-residential real estate other	11,026	—	3	3	209	11,238
Residential real estate permanent mortgage	2,825	(162)	41	(121)	606	3,310
Residential real estate all other	6,708	(93)	14	(79)	186	6,815
Commercial and financial:
Non-consumer non-real estate	8,977	(131)	30	(101)	3,091	11,967
Consumer non-real estate	2,556	(331)	108	(223)	312	2,645
Other loans	1,991	(251)	127	(124)	126	1,993
Acquired loans	124	(165)	683	518	(554)	88
Total	$39,034	$(1,155)	$1,071	$(84)	$4,347	$43,297

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	June 30, 2015		December 31, 2014

	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied.	$214	$4,289	$202	$4,204
Non-residential real estate other	1,851	8,029	1,518	8,098
Residential real estate permanent mortgage	448	2,662	407	2,541
Residential real estate all other	935	5,550	743	5,526
Commercial and financial:
Non-consumer non-real estate	5,779	7,934	4,671	8,100
Consumer non-real estate	421	2,078	372	2,032
Other loans	56	2,375	214	2,145
Acquired loans	—	—	—	116
Total	$9,704	$32,917	$8,127	$32,762

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	June 30, 2015			December 31, 2014
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$5,706	$486,805	$—	$5,374	$478,261	$—
Non-residential real estate other	34,454	928,844	—	25,251	928,752	—
Residential real estate permanent mortgage	8,344	314,205	—	7,313	300,266	—
Residential real estate all other	12,580	630,378	—	8,319	628,769	—
Commercial and financial:
Non-consumer non-real estate	31,731	907,054	—	28,156	938,551	—
Consumer non-real estate	2,682	252,067	—	2,112	245,653	—
Other loans	229	157,086	—	233	152,751	—
Acquired loans	—	72,124	14,043	—	83,416	18,221
Total	$95,726	$3,748,563	$14,043	$76,758	$3,756,419	$18,221

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Other real estate owned	$2,522	$525
Repossessed assets	424	722
Total	$2,946	$1,247

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of June 30, 2015
Core deposit intangibles	$13,198	$(6,720)	$6,478
Customer relationship intangibles	5,699	(2,880)	2,819
Mortgage servicing intangibles	595	(211)	384
Total	$19,492	$(9,811)	$9,681
As of December 31, 2014
Core deposit intangibles	$13,198	$(6,013)	$7,185
Customer relationship intangibles	5,699	(2,699)	3,000
Mortgage servicing intangibles	643	(193)	450
Total	$19,540	$(8,905)	$10,635

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
	(Dollars in thousands)

Balance at December 31, 2014	$8,078	$30,970	$5,464	$450	$44,962
Impairment	—	(368)	—	—	(368)
Balance at June 30, 2015	$8,078	$30,602	$5,464	$450	$44,594

In June 2015, the Company recorded an impairment loss of $368,000 after adopting a plan in the second quarter to close a small branch and leave a full-service ATM to serve the community.

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

(6)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,000,000 shares in May 2013. At June 30, 2015, 39,485 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2019. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2015 will become exercisable through the year 2022. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 230,000 shares in May 2014. At June 30, 2015, 20,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2015 will become exercisable through the year 2018. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued stock to satisfy stock-based exercises, but reserves the right to use treasury stock purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except per share data)
Six Months Ended June 30, 2015
Outstanding at December 31, 2014	1,029,657	$36.55
Options granted	98,000	60.02
Options exercised	(57,250)	23.64
Options canceled, forfeited, or expired	(22,500)	37.14
Outstanding at June 30, 2015	1,047,907	39.44	8.88 Yr	$27,260
Exercisable at June 30, 2015	475,682	31.54	5.21 Yr	$16,131

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Weighted average grant-date fair value per share of options granted	$12.07	$12.33	$11.51	$12.33
Total intrinsic value of options exercised	1,892	1,301	2,129	2,046
Cash received from options exercised	1,109	776	1,353	1,642
Tax benefit realized from options exercised	731	503	823	791

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Stock-based compensation expense	$290	$429	$754	$776
Tax benefit	112	166	292	300
Stock-based compensation expense, net of tax	$178	$263	$462	$476

The Company will continue to amortize the remaining fair value of stock options over the remaining vesting period of approximately seven years.  The following table shows the remaining fair value of stock options:

June 30, 2015
(Dollars in thousands)
Fair value of stock options	$4,459

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method during the periods presented:

	Six Months Ended June 30,
	2015	2014
Risk-free interest rate	1.83 to 2.26%	2.54%
Dividend yield	2.00%	2.00%
Stock price volatility	18.23 to 19.22%	18.98%
Expected term	10 Yrs	10 Yrs

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

	Six Months Ended June 30,
	2015	2014
Number of shares repurchased	—	—
Average price of shares repurchased	—	—
Shares remaining to be repurchased	194,723	194,723

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of June 30, 2015, the Company and BancFirst met all capital adequacy requirements to which they are subject.  The actual and required capital amounts and ratios are shown in the following table:

			Required		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2015:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$652,100	15.61%	$334,229	8.00%	N/A	N/A
BancFirst	598,091	14.40%	332,259	8.00%	$415,324	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$583,479	13.97%	$188,004	4.50%	N/A	N/A
BancFirst	535,470	12.89%	186,896	4.50%	$269,960	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$609,479	14.59%	$250,672	6.00%	N/A	N/A
BancFirst	555,470	13.37%	249,194	6.00%	$332,259	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$609,479	9.45%	$259,959	4.00%	N/A	N/A
BancFirst	555,470	8.62%	259,366	4.00%	$324,207	5.00%

As of June 30, 2015, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework from prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

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

Management believes that, as of June 30, 2015, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended June 30, 2015
Basic
Income available to common stockholders	$18,553	15,536,325	$1.19
Effect of stock options	—	328,599
Diluted
Income available to common stockholders plus assumed exercises of stock options	$18,553	15,864,924	$1.17
Three Months Ended June 30, 2014
Basic
Income available to common stockholders	$14,688	15,468,511	$0.94
Effect of stock options	—	363,669
Diluted
Income available to common stockholders plus assumed exercises of stock options	$14,688	15,832,180	$0.92
Six Months Ended June 30, 2015
Basic
Income available to common stockholders	$34,812	15,521,916	$2.24
Effect of stock options	—	330,616
Diluted
Income available to common stockholders plus assumed exercises of stock options	$34,812	15,852,532	$2.20
Six Months Ended June 30, 2014
Basic
Income available to common stockholders	$29,345	15,405,847	$1.90
Effect of stock options	—	353,942
Diluted
Income available to common stockholders plus assumed exercises of stock options	$29,345	15,759,789	$1.86

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended June 30, 2015	168,065	$58.14
Three Months Ended June 30, 2014	59,286	54.89
Six Months Ended June 30, 2015	148,475	$57.94
Six Months Ended June 30, 2014	67,155	54.15

(9)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2015
Securities available for sale:
U.S. Treasury	$280,985	$—	$—	$280,985
U.S. federal agencies	—	166,117	—	166,117
Mortgage-backed securities	—	8,313	15,457	23,770
States and political subdivisions	—	48,977	—	48,977
Other securities	—	3,455	6,092	9,547
Derivative assets	—	2,903	—	2,903
Derivative liabilities	—	1,602	—	1,602
Loans held for sale	—	13,587	—	13,587
Mortgage servicing intangibles	—	—	384	384

December 31, 2014
Securities available for sale:
U.S. Treasury	$248,993	$—	$—	$248,993
U.S. federal agencies	—	172,449	—	172,449
Mortgage-backed securities	—	9,425	17,032	26,457
States and political subdivisions	—	53,373	—	53,373
Other securities	—	3,491	11,427	14,918
Derivative assets	—	6,124	—	6,124
Derivative liabilities	—	4,756	—	4,756
Loans held for sale	—	9,433	—	9,433
Mortgage servicing intangibles	—	—	450	450

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Six Months Ended June 30
	2015	2014
	(Dollars in thousands)
Balance at the beginning of the year	$28,909	$32,002
Purchases, issuances and settlements	(1,409)	(2,287)
Sales	(8,593)	(499)
Gains included in earnings	7,055	382
Total unrealized losses	(4,029)	732
Balance at the end of the period	$21,933	$30,330

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the six months ended June 30, 2015 and 2014, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis and the related losses recognized during the period:

	Total Fair Value Level 3	Losses
	(Dollars in thousands)
As of and for the Year-to-date Period Ended June 30, 2015
Impaired loans (less specific allowance)	$43,504	$—
Foreclosed assets	164	—
Other real estate owned	7,357	27

As of and for the Year-to-date Period Ended December 31, 2014
Impaired loans (less specific allowance)	$33,797	$—
Foreclosed assets	220	—
Other real estate owned	7,859	730

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	June 30,		December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,817,228	$1,817,228	$1,913,895	$1,913,895
Securities held for investment	7,923	7,991	8,593	8,671
Level 3 inputs:
Loans, net of allowance for loan losses	3,815,711	3,853,964	3,810,509	3,847,791
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	5,808,221	5,131,120	5,904,704	5,945,502
Short-term borrowings	2,075	2,075	3,982	3,982
Junior subordinated debentures	26,804	29,806	26,804	31,200
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,666		1,640
Letters of credit		485		478

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued semi-annually) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at June 30, 2015 or December 31, 2014.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models.  The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		June 30, 2015		December 31, 2014
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	216	$1,768	312	$4,629
Derivative liabilities	Barrels	(216)	(1,426)	(312)	(4,271)

Natural Gas
Derivative assets	MMBTUs	5,525	1,135	2,010	1,495
Derivative liabilities	MMBTUs	(5,525)	(176)	(2,010)	(485)

Total Fair Value	Included in
Derivative assets	Other assets		2,903		6,124
Derivative liabilities	Other liabilities		(1,602)		(4,756)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Derivative income	$37	$149	$192	$298

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Credit exposure	$1,503	$4,028

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2015
Net interest income (expense)	$15,325	$29,444	$1,900	$(454)	$—	$46,215
Noninterest income	3,533	12,990	11,387	21,326	(20,521)	28,715
Income before taxes	9,800	17,400	6,910	14,604	(20,484)	28,230

Three Months Ended June 30, 2014
Net interest income (expense)	$15,372	$28,955	$1,568	$(406)	$—	$45,489
Noninterest income	3,463	12,973	6,329	15,919	(15,073)	23,611
Income before taxes	7,484	17,692	2,292	7,680	(15,034)	20,114

Six Months Ended June 30, 2015
Net interest income (expense)	$30,725	$58,499	$3,518	$(901)	$—	$91,841
Noninterest income	6,990	25,316	20,114	38,618	(37,027)	54,011
Income before taxes	19,689	33,807	11,917	24,408	(36,926)	52,895

Six Months Ended June 30, 2014
Net interest income (expense)	$29,159	$56,196	$2,944	$(781)	$—	$87,518
Noninterest income	6,876	25,239	13,385	31,874	(30,201)	47,173
Income before taxes	15,274	32,769	5,358	17,359	(30,109)	40,651

Total Assets:
June 30, 2015	$2,262,905	$4,093,820	$170,089	$667,250	$(695,166)	$6,498,898
December 31, 2014	2,298,828	4,113,783	145,814	679,194	(662,647)	6,574,972

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

(12) SUBSEQUENT EVENT

On July 14, 2015, the Company announced it had entered into an agreement to acquire CSB Bancshares Inc. and its subsidiary bank, Bank of Commerce, with locations in Yukon, Mustang, and El Reno, Oklahoma.  Bank of Commerce has approximately $202 million in total assets, $139 million in loans, $180 million in deposits, and $21 million in equity capital. The transaction is scheduled to be completed during October 2015, and is subject to regulatory approval. The bank will operate under its present name until it is merged into BancFirst, which is expected to be during the fourth quarter of 2015. The acquisition will not have a material effect on the Company’s consolidated financial statements.

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

SUMMARY

BancFirst Corporation’s net income was $18.6 million, or $1.17 diluted earnings per share, for the second quarter of 2015, compared to net income of $14.7 million, or $0.92 diluted earnings per share, for the second quarter of 2014. Net income was $34.8 million, or $2.20 diluted earnings per share for the six months ended June 30, 2015, compared to $29.3 million, or $1.86 diluted earnings per share, for the six months ended June 30, 2014.

The Company’s net interest income for the second quarter of 2015 increased to $46.2 million, compared to $45.5 million for the second quarter of 2014, due to higher volume of earning assets. The net interest margin for the quarter was 3.07%, compared to 3.10% a year ago. The Company’s provision for loan losses for the second quarter of 2015 decreased to $1.3 million, compared to $3.1 million a year ago. The higher provision for loan losses in the second quarter of 2014 was due in part to an additional $2 million allowance for a single commercial loan that was adversely graded during the quarter. Net charge-offs for the quarter were only 0.01% of average loans, compared to net recoveries of 0.01% for the second quarter of 2014.  Noninterest income for the quarter totaled $28.7 million, compared to $23.6 million last year. Noninterest income increased due to the Company recording a gain from the sale of an investment by the Company’s wholly-owned subsidiary, Council Oak Partners, LLC, of approximately $5.3 million. Noninterest expense for the quarter totaled $45.4 million, compared to $45.9 million last year. The Company recorded a goodwill impairment loss of approximately $368,000, which is included in noninterest expense for the second quarter of 2015.  The Company’s effective tax rate increased to 34.3% compared to 27.0% for the second quarter of 2014, due primarily to tax credits purchased in 2014 that lowered the effective tax rate.

At June 30, 2015, the Company’s total assets were $6.5 billion, largely unchanged from December 31, 2014. Securities increased $12.5 million to a total of $537.3 million. Loans totaled $3.8 billion, a slight increase from December 31, 2014.  Deposits totaled $5.8 billion, virtually flat from December 31, 2014. The Company’s total stockholders’ equity was $634.2 million, an increase of $24.9 million, or 4.1%, over December 31, 2014.

Asset quality remained strong during the second quarter of 2015. Nonperforming and restructured assets were 0.87% of total assets at June 30, 2015 compared to 0.64% at December 31, 2014. During the second quarter the Company’s nonaccrual loans increased due to the downgrade of a single commercial loan. The allowance to total loans was 1.10%, compared to 1.06% at year-end 2014.

On July 14, 2015 the Company announced it had entered into an agreement to acquire CSB Bancshares Inc. and its subsidiary bank, Bank of Commerce, with locations in Yukon, Mustang, and El Reno, Oklahoma.  Bank of Commerce has approximately $202 million in total assets, $139 million in loans, $180 million in deposits, and $21 million in equity capital. The transaction is scheduled to be completed during October 2015, and is subject to regulatory approval. The bank will operate under its present name until it is merged into BancFirst, which is expected to be during the fourth quarter of 2015. The acquisition will not have a material effect on the Company’s consolidated financial statements.

Oil prices continued to be low during the second quarter of 2015, which had an impact on our loan demand. We expect any continued impact from low oil prices on Oklahoma’s economy will become more apparent in future periods.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income Statement Data
Net interest income	$46,215	$45,489	$91,841	$87,518
Provision for loan losses	1,271	3,129	2,605	4,347
Securities transactions	5,392	85	7,121	535
Total noninterest income	28,715	23,611	54,011	47,173
Salaries and employee benefits	27,886	27,478	55,399	53,416
Total noninterest expense	45,429	45,857	90,352	89,693
Net income	18,553	14,688	34,812	29,345
Per Common Share Data
Net income – basic	$1.19	$0.94	$2.24	$1.90
Net income – diluted	1.17	0.92	2.20	1.86
Cash dividends	0.34	0.31	0.68	0.62
Performance Data
Return on average assets	1.14%	0.92%	1.08%	0.94%
Return on average stockholders’ equity	11.79	10.20	11.23	10.35
Cash dividend payout ratio	28.47	32.99	30.32	32.55
Net interest spread	2.93	2.96	2.93	2.90
Net interest margin	3.07	3.10	3.07	3.04
Efficiency ratio	60.63	66.36	61.95	66.59
Net charge-offs to average loans	0.01	(0.01)	0.02	—

Net Interest Income

For the three months ended June 30, 2015, net interest income, which is the Company’s principal source of operating revenue, increased to $46.2 million compared to $45.5 million for the three months ended June 30, 2014, due to higher volume of earning assets. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin for the quarter was 3.07% compared to 3.10% a year ago. If interest rates and/or loan volume do not increase, management would expect its net interest margin to continue to compress in 2015 as higher yielding loans and securities mature and are replaced at current market rates.

Net interest income for the six months ended June 30, 2015 was $91.8 million compared to $87.5 million for the six months ended June 30, 2014. The net interest margin for the year-to-date increased slightly compared to the same period of the previous year, as shown in the preceding table.

Provision for Loan Losses

The Company’s provision for loan loss for the second quarter of 2015 decreased to $1.3 million compared to $3.1 million a year ago. The higher provision for loan losses in the second quarter of 2014 was due in part to an additional $2 million allowance for a single commercial loan that was adversely graded during the quarter. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date.  Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $207,000 for the second quarter of 2015, compared to net recoveries of $244,000 for the second quarter of 2014. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

For the six months ended June 30, 2015, the Company’s provision for loan losses was $2.6 million, compared to $4.3 million for the six months ended June 30, 2014. Net loan charge-offs were $873,000, compared to $84,000 for the same period of the prior year.

Noninterest Income

Noninterest income totaled $28.7 million for the second quarter of 2015 compared to $23.6 million for the second quarter of 2014.  Noninterest income increased due to the Company recording a gain from the sale of an investment by the Company’s wholly-owned subsidiary Council Oak Partners, LLC, of approximately $5.3 million.  The Company had fees from debit card usage totaling $5.8 million and $5.7 million during the three month periods ended June 30, 2015 and 2014, respectively.

Noninterest income for the six months ended June 30, 2015 totaled $54.0 million compared to $47.2 million for the six months ended June 30, 2014. Noninterest income increased due to the Company recording a gain from the sale of an investment by the Company’s wholly-owned subsidiary Council Oak Partners, LLC, of approximately $5.3 million and a $1.7 million gain on the sale of an investment by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst.  Fees from debit card usage totaled $11.3 million and $11.1 million during the six months ended June 30, 2015 and 2014, respectively.

Noninterest Expense

For the three months ended June 30, 2015, noninterest expense totaled $45.4 million, compared to $45.9 million for the three months ended June 30, 2014. The Company recorded an impairment loss of $368,000, which is included in noninterest expense, after adopting a plan in the second quarter of 2015 to close a small branch and leave a full service ATM to serve the community. Noninterest expense for the second quarter of 2014 included acquisition costs for The Bank of Union of $1.6 million partly offset by a gain on sale of other real estate owned property of approximately $500,000.

For the six months ended June 30, 2015, noninterest expense totaled $90.4 million compared to $89.7 million for the six months ended June 30, 2014. The increase in noninterest expense for year-to-date 2015 was mainly due to annual salary increases. Noninterest expense for year-to-date 2014 included acquisition costs of $2.0 million for The Bank of Union, partly offset by a gain on sale of other real estate owned property of approximately $500,000.

Income Taxes

The Company’s effective tax rate on income before taxes increased to 34.3% for the second quarter of 2015, compared to 27.0% for the second quarter of 2014, due primarily to tax credits purchased in 2014 that lowered the effective tax rate.

The Company’s effective tax rate on income before taxes was 34.2% for the first six months of 2015, compared to 27.8% for the first six months of 2014 due primarily to tax credit purchased in 2014 that lowered the effective tax rate and the recognition of state deferred tax benefits in 2014.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
Balance Sheet Data
Total assets	$6,498,898	$6,574,972
Total loans	3,858,332	3,851,398
Allowance for loan losses	42,621	40,889
Securities	537,319	524,783
Deposits	5,808,221	5,904,704
Stockholders' equity	634,244	609,314
Book value per share	40.76	39.30
Tangible book value per share	37.27	35.71
Average loans to deposits (year-to-date)	65.90%	63.64%
Average earning assets to total assets (year-to-date)	93.04	92.71
Average stockholders’ equity to average assets (year-to-date)	9.59	9.19
Asset Quality Ratios
Nonperforming and restructured loans to total loans	1.27%	0.88%
Nonperforming and restructured assets to total assets	0.87	0.64
Allowance for loan losses to total loans	1.10	1.06
Allowance for loan losses to nonperforming and restructured loans	86.65	120.05

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks, and federal funds sold as of June 30, 2015 totaled $1.8 billion, virtually flat from December 31, 2014.  Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the funds market that has resulted in near zero overnight federal funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period which continues to be 0.25%.

Securities

At June 30, 2015, total securities increased $12.5 million compared to December 31, 2014. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $4.0 million at June 30, 2015, compared to an unrealized gain of $6.8 million at December 31, 2014.  These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $2.5 million and $4.2 million, respectively. The unrealized gains decreased in 2015 primarily due to the reclassification of an unrealized gain on one investment of $3.3 million from other comprehensive income to realized gain by Council Oak Partners, LLC, a wholly-owned subsidiary of the Company. The realized gain is reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

Loans (Including Acquired Loans)

At June 30, 2015, loans totaled $3.9 billion, with no material change from December 31, 2014. Loan growth during the first half of 2015 slowed in part due to the effect of lower oil prices on the Oklahoma economy.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At June 30, 2015, the allowance for loan losses to total loans represented 1.10% of total loans, compared to 1.06% at December 31, 2014. The increase was mainly due to higher adversely classified loans.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $3.5 million at June 30, 2015 and $4.3 million at December 31, 2014 while the acquired loans outstanding were $86.2 million and $101.7 million, respectively. The decrease in the credit component in 2015 was due to loan payoffs and accretion.

Nonperforming and Restructured Assets
Nonperforming and restructured assets totaled $56.7 million at June 30, 2015, compared to $42.1 million at December 31, 2014. The Company’s level of nonperforming and restructured assets has continued to be relatively low.

Nonaccrual loans totaled $32.2 million at June 30, 2015, compared to $16.4 million at the end of 2014. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding, was approximately $922,000 for the six months ended June 30, 2015 and $481,000 for the six months ended June 30, 2014.  Only a small amount of this interest is expected to be ultimately collected. During the second quarter of 2015 the Company’s nonaccrual loans increased due to the downgrade of a single commercial loan.

Other real estate owned and repossessed assets totaled $7.5 million at June 30, 2015, compared to $8.1 million at December 31, 2014. Other real estate owned and repossessed assets decreased due to the sale of two properties during the first quarter of 2015, partially offset by an addition in the second quarter.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms.  The Company had approximately $7.6 million of these loans at June 30, 2015, compared to $27.5 million at December 31, 2014. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable probable loss.  Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. Potential problem loans decreased due to the downgrade of a single commercial loan that was moved to nonaccrual during the second quarter.

Liquidity and Funding

Deposits

At June 30, 2015, deposits totaled $5.8 billion, virtually flat compared to December 31, 2014.  The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 94.2% at June 30, 2015 compared to 94.1% at December 31, 2014.  Noninterest-bearing deposits to total deposits were 40.0% at June 30, 2015, compared to 40.8% at December 31, 2014.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $2.1 million at June 30, 2015, compared to $4.0 million at December 31, 2014.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $637.6 million, are pledged as collateral for the borrowings under the line of credit. As of June 30, 2015 and December 31, 2014, the Company had no advances outstanding.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Capital Resources

Stockholders’ equity totaled $634.2 million at June 30, 2015, compared to $609.3 million at December 31, 2014. In addition to net income of $34.8 million, other changes in stockholders’ equity during the six months ended June 30, 2015 included $1.7 million related to stock option exercises and $754,000 related to stock-based compensation that were partially offset by a $1.7 million decrease in other comprehensive income and $10.6 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at June 30, 2015, were well in excess of the regulatory requirements.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,853,995	$46,601	4.85%	$3,602,491	$45,929	5.11%
Securities – taxable	508,819	1,458	1.15	530,482	1,502	1.14
Securities – tax exempt	37,567	363	3.87	40,870	421	4.13
Interest-bearing deposits w/ banks & FFS	1,678,617	1,066	0.25	1,748,422	1,096	0.25
Total earning assets	6,078,998	49,488	3.27	5,922,265	48,948	3.32
Nonearning assets:
Cash and due from banks	176,745			184,984
Interest receivable and other assets	315,018			323,312
Allowance for loan losses	(41,946)			(40,567)
Total nonearning assets	449,817			467,729
Total assets	$6,528,815			$6,389,994
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$735,460	$183	0.10%	$810,729	$208	0.10%
Savings deposits	2,068,549	1,159	0.22	1,975,496	1,113	0.23
Time deposits	729,834	1,200	0.66	804,779	1,412	0.70
Short-term borrowings	1,964	1	0.14	10,270	5	0.20
Long-term borrowings	—	—	—	1,308	7	2.22
Junior subordinated debentures	26,804	491	7.35	26,804	492	7.37
Total interest-bearing liabilities	3,562,611	3,034	0.34	3,629,386	3,237	0.36
Interest-free funds:
Noninterest-bearing deposits	2,310,375			2,159,268
Interest payable and other liabilities	24,653			23,769
Stockholders’ equity	631,176			577,571
Total interest free funds	2,966,204			2,760,608
Total liabilities and stockholders’ equity	$6,528,815			$6,389,994
Net interest income		$46,454			$45,711
Net interest spread			2.93%			2.96%
Effect of interest free funds			0.14%			0.14%
Net interest margin			3.07%			3.10%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

	Six Months Ended June 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,847,450	$92,652	4.86%	$3,542,572	$88,643	5.05%
Securities – taxable	497,687	2,857	1.16	507,817	2,807	1.11
Securities – tax exempt	38,282	741	3.90	41,037	851	4.18
Interest-bearing deposits w/ banks & FFS	1,682,494	2,128	0.26	1,744,071	2,191	0.25
Total earning assets	6,065,913	98,378	3.27	5,835,497	94,492	3.27
Nonearning assets:
Cash and due from banks	179,326			192,538
Interest receivable and other assets	315,780			315,690
Allowance for loan losses	(41,415)			(39,916)
Total nonearning assets	453,691			468,312
Total assets	$6,519,604			$6,303,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$729,716	$351	0.10%	$785,675	$406	0.10%
Savings deposits	2,060,781	2,308	0.23	1,966,302	2,216	0.23
Time deposits	736,691	2,421	0.66	802,927	2,900	0.73
Short-term borrowings	2,496	2	0.14	7,892	7	0.18
Long-term borrowings	—	—	—	3,297	25	1.53
Junior subordinated debentures	26,804	982	7.38	26,804	983	7.39
Total interest-bearing liabilities	3,556,488	6,064	0.34	3,592,897	6,537	0.37
Interest-free funds:
Noninterest-bearing deposits	2,311,291			2,123,644
Interest payable and other liabilities	26,633			15,635
Stockholders’ equity	625,192			571,633
Total interest free funds	2,963,116			2,710,912
Total liabilities and stockholders’ equity	$6,519,604			$6,303,809
Net interest income		$92,314			$87,955
Net interest spread			2.93%			2.90%
Effect of interest free funds			0.14%			0.14%
Net interest margin			3.07%			3.04%
(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

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

Item 1A. Risk Factors.

As of June 30, 2015, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

4.3

Form of 7.20% Cumulative Trust Preferred Security Certificate for BFC Capital Trust II (filed as Exhibit D to Exhibit 4.5 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

4.4

Form of Indenture relating to the 7.20% Junior Subordinated Deferrable Interest Debentures of BancFirst Corporation issued to BFC Capital Trust II (filed as Exhibit 4.1 to the Company’s registration statement on Form S-3, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.5

Form of Certificate of 7.20% Junior Subordinated Deferrable Interest Debenture of BancFirst Corporation (filed as Exhibit 4.2 to the Company’s registration statement on Form S-3, File No. 333-112488 dated February 4, 2004, and incorporated herein by reference).

4.6

Form of Guarantee of BancFirst Corporation relating to the 7.20% Cumulative Trust Preferred Securities of BFC Capital Trust II (filed as Exhibit 4.7 to the Company’s registration statement on Form S-3/A, File No. 333-112488 dated February 23, 2004, and incorporated herein by reference).

10.1

BancFirst Corporation Employee Stock Ownership and Trust Agreement adopted effective January 1, 2015 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2015 and incorporated herein by reference).

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

10.7	Thirteenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Form 8-K dated October 28, 2014 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

Exhibit Number	Exhibit
31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: August 7, 2015	/s/ David E. Rainbolt
David E. Rainbolt
President
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)