Form 10-Q
period 2015-09-30
BANCFIRST CORP /OK/
filed 2015-11-06
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015 there were 15,597,280 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2015	2014
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$163,188	$203,545
Interest-bearing deposits with banks	1,491,873	1,710,350
Securities (fair value: $507,923 and $524,861, respectively)	507,858	524,783
Loans held for sale	12,406	9,433
Loans (net of unearned interest)	3,959,669	3,851,398
Allowance for loan losses	(40,970)	(40,889)
Loans, net of allowance for loan losses	3,918,699	3,810,509
Premises and equipment, net	120,659	121,341
Other real estate owned	7,650	7,859
Intangible assets, net	9,203	10,635
Goodwill	44,594	44,962
Accrued interest receivable and other assets	129,966	131,555
Total assets	$6,406,096	$6,574,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,244,711	$2,411,066
Interest-bearing	3,453,880	3,493,638
Total deposits	5,698,591	5,904,704
Short-term borrowings	3,777	3,982
Accrued interest payable and other liabilities	30,863	30,168
Junior subordinated debentures	26,804	26,804
Total liabilities	5,760,035	5,965,658

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,591,530 and 15,504,513, respectively	15,591	15,504
Capital surplus	100,835	96,841
Retained earnings	527,038	492,776
Accumulated other comprehensive income, net of income tax of $1,638 and $2,644, respectively	2,597	4,193
Total stockholders' equity	646,061	609,314
Total liabilities and stockholders' equity	$6,406,096	$6,574,972

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
INTEREST INCOME
Loans, including fees	$47,342	$46,759	$139,781	$135,263
Securities:
Taxable	1,291	1,536	4,148	4,343
Tax-exempt	249	262	730	815
Federal funds sold	—	—	—	1
Interest-bearing deposits with banks	1,009	1,112	3,137	3,302
Total interest income	49,891	49,669	147,796	143,724
INTEREST EXPENSE
Deposits	2,522	2,658	7,602	8,180
Short-term borrowings	1	6	3	13
Long-term borrowings	—	—	—	25
Junior subordinated debentures	492	491	1,474	1,474
Total interest expense	3,015	3,155	9,079	9,692
Net interest income	46,876	46,514	138,717	134,032
Provision for loan losses	1,424	(3,115)	4,029	1,232
Net interest income after provision for loan losses	45,452	49,629	134,688	132,800
NONINTEREST INCOME
Trust revenue	2,295	2,380	6,837	6,846
Service charges on deposits	14,910	14,226	42,574	42,044
Securities transactions (includes accumulated other comprehensive income reclassifications of $0, $0, $3,912 and $88, respectively)	—	284	7,121	819
Income from sales of loans	545	569	1,534	1,387
Insurance commissions	4,427	4,152	11,615	11,380
Cash management	1,906	1,770	5,611	5,058
Gain on sale of other assets	27	242	108	250
Other	1,214	1,315	3,935	4,327
Total noninterest income	25,324	24,938	79,335	72,111
NONINTEREST EXPENSE
Salaries and employee benefits	28,746	28,153	84,145	81,569
Occupancy, net	3,051	2,920	8,586	8,493
Depreciation	2,488	2,432	7,401	7,156
Amortization of intangible assets	444	444	1,333	1,310
Data processing services	1,132	1,183	3,428	3,538
Net expense from other real estate owned	51	173	181	317
Marketing and business promotion	1,640	1,429	4,720	4,806
Deposit insurance	820	810	2,482	2,456
Other	7,980	9,398	24,428	26,990
Total noninterest expense	46,352	46,942	136,704	136,635
Income before taxes	24,424	27,625	77,319	68,276
Income tax expense	8,794	8,832	26,877	20,138
Net income	$15,630	$18,793	$50,442	$48,138
NET INCOME PER COMMON SHARE
Basic	$1.01	$1.22	$3.25	$3.12
Diluted	$0.98	$1.19	$3.18	$3.05
OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of tax of $(91), $210, $(507) and $(811), respectively	145	(332)	803	713
Reclassification adjustment for gains included in net income, net of tax of $0, $0, $1,513 and $34, respectively	—	—	(2,399)	(54)
Other comprehensive gain (loss), net of tax of $(91), $210, $1,006 and $(777), respectively	145	(332)	(1,596)	659
Comprehensive income	$15,775	$18,461	$48,846	$48,797

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
COMMON STOCK
Issued at beginning of period	$15,562	$15,399	$15,504	$15,334
Shares issued	29	50	87	115
Issued at end of period	$15,591	$15,449	$15,591	$15,449
CAPITAL SURPLUS
Balance at beginning of period	$99,202	$91,447	$96,841	$88,803
Common stock issued	749	1,554	2,065	3,174
Tax effect of stock options	395	417	686	665
Stock-based compensation arrangements	489	448	1,243	1,224
Balance at end of period	$100,835	$93,866	$100,835	$93,866
RETAINED EARNINGS
Balance at beginning of period	$517,028	$468,761	$492,776	$448,953
Net income	15,630	18,793	50,442	48,138
Dividends on common stock ($0.36, $0.34, $1.04 and $0.96 per share, respectively)	(5,620)	(5,252)	(16,180)	(14,789)
Balance at end of period	$527,038	$482,302	$527,038	$482,302
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$2,452	$4,898	$4,193	$3,907
Net change	145	(332)	(1,596)	659
Balance at end of period	$2,597	$4,566	$2,597	$4,566
Total stockholders’ equity	$646,061	$596,183	$646,061	$596,183

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,442	$48,138
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	4,029	1,232
Depreciation and amortization	8,734	8,466
Net amortization of securities premiums and discounts	747	712
Realized securities gains	(7,121)	(819)
Gain on sales of loans	(1,534)	(1,387)
Cash receipts from the sale of loans originated for sale	132,957	114,388
Cash disbursements for loans originated for sale	(134,396)	(115,294)
Deferred income tax benefit	(1,029)	(3,107)
Gain on other assets	(76)	(714)
Decrease in interest receivable	8	381
Decrease in interest payable	(64)	(366)
Amortization of stock-based compensation arrangements	1,243	1,224
Other, net	4,797	6,957
Net cash provided by operating activities	$58,737	$59,811
INVESTING ACTIVITIES
Net decrease in federal funds sold	—	4,319
Net cash and due from banks received from acquisitions	—	174,283
Purchases of held for investment securities	(1,085)	—
Purchases of available for sale securities	(41,424)	(204,979)
Proceeds from maturities, calls and paydowns of held for investment securities	1,344	3,882
Proceeds from maturities, calls and paydowns of available for sale securities	53,285	197,469
Proceeds from sales of available for sale securities	8,576	2,235
Net change in loans	(113,740)	(266,076)
Purchases of premises, equipment and computer software	(9,535)	(8,541)
Proceeds from the sale of other assets	4,324	4,741
Net cash used in investing activities	(98,255)	(92,667)
FINANCING ACTIVITIES
Net change in deposits	(206,113)	19,116
Net (decrease)/increase in short-term borrowings	(205)	6,883
Paydown of long-term borrowings	—	(6,938)
Issuance of common stock, net	2,838	3,954
Cash dividends paid	(15,836)	(14,289)
Net cash (used in) provided by financing activities	(219,316)	8,726
Net decrease in cash, due from banks and interest-bearing deposits	(258,834)	(24,130)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,913,895	1,857,535
Cash, due from banks and interest-bearing deposits at the end of the period	$1,655,061	$1,833,405
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$9,142	$10,058
Cash paid during the period for income taxes	$26,531	$21,128
Noncash investing and financing activities:
Unpaid common stock dividends declared	$5,609	$5,244

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

See Note 12 for developments subsequent to September 30, 2015.

(3)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Held for investment, at cost (fair value: $8,398 and $8,671, respectively)	$8,333	$8,593
Available for sale, at fair value	499,525	516,190
Total	$507,858	$524,783

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015	(Dollars in thousands)
Mortgage backed securities (1)	$382	$30	$—	$412
States and political subdivisions	7,951	35	—	7,986
Total	$8,333	$65	$—	$8,398
December 31, 2014
Mortgage backed securities (1)	$471	$34	$—	$505
States and political subdivisions	8,122	44	—	8,166
Total	$8,593	$78	$—	$8,671

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015	(Dollars in thousands)
U.S. treasuries	$279,331	$1,966	$—	$281,297
U.S. federal agencies	133,670	870	(54)	134,486
Mortgage backed securities (1)	22,587	500	(557)	22,530
States and political subdivisions	49,815	1,552	(41)	51,326
Other securities (2)	9,887	197	(198)	9,886
Total	$495,290	$5,085	$(850)	$499,525
December 31, 2014
U.S. treasuries	$248,767	$404	$(178)	$248,993
U.S. federal agencies	171,641	983	(175)	172,449
Mortgage backed securities (1)	26,441	602	(586)	26,457
States and political subdivisions	51,706	1,716	(49)	53,373
Other securities (2)	10,798	4,252	(132)	14,918
Total	$509,353	$7,957	$(1,120)	$516,190

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	September 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$4,978	$4,985	$1,451	$1,456
After one year but within five years	3,003	3,031	6,603	6,642
After five years but within ten years	316	343	380	396
After ten years	36	39	159	177
Total	$8,333	$8,398	$8,593	$8,671
Available for Sale
Contractual maturity of debt securities:
Within one year	$132,557	$132,794	$41,772	$41,870
After one year but within five years	266,217	269,077	350,975	352,044
After five years but within ten years	12,493	13,068	21,990	22,717
After ten years	77,590	78,155	87,252	88,132
Total debt securities	488,857	493,094	501,989	504,763
Equity securities	6,433	6,431	7,364	11,427
Total	$495,290	$499,525	$509,353	$516,190

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Book value of pledged securities	$450,473	$522,190

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$759,935	19.19%	$745,106	19.35%
Oil & gas production and equipment	68,943	1.74	104,940	2.72
Agriculture	112,675	2.84	132,830	3.45
State and political subdivisions:
Taxable	17,674	0.45	20,431	0.53
Tax-exempt	28,855	0.73	20,952	0.54
Real estate:
Construction	382,883	9.67	356,621	9.26
Farmland	163,989	4.14	149,507	3.88
One to four family residences	797,974	20.15	766,362	19.90
Multifamily residential properties	63,016	1.59	66,766	1.73
Commercial	1,250,673	31.59	1,191,477	30.94
Consumer	281,800	7.12	267,179	6.94
Other (not classified above)	31,252	0.79	29,227	0.76
Total loans	$3,959,669	100.00%	$3,851,398	100.00%

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

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Past due 90 days or more and still accruing	$2,061	$1,135
Nonaccrual	30,321	16,410
Restructured	15,386	16,515
Total nonperforming and restructured loans	47,768	34,060
Other real estate owned and repossessed assets	7,863	8,079
Total nonperforming and restructured assets	$55,631	$42,139

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table above. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.5 million for the nine months ended September 30, 2015 and approximately $839,000 for the nine months ended September 30, 2014.

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

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$183	$296
Non-residential real estate other	4,878	5,126
Residential real estate permanent mortgage	517	681
Residential real estate all other	1,222	1,796
Commercial and financial:
Non-consumer non-real estate	13,458	1,556
Consumer non-real estate	198	250
Other loans	5,761	1,659
Acquired loans	4,104	5,046
Total	$30,321	$16,410

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of September 30, 2015
Real estate:
Non-residential real estate owner occupied	$223	$391	$99	$713	$492,565	$493,278	$99
Non-residential real estate other	2,035	61	1,162	3,258	1,033,981	1,037,239	317
Residential real estate permanent mortgage	1,108	328	1,028	2,464	322,673	325,137	788
Residential real estate all other	1,279	89	967	2,335	660,700	663,035	420
Commercial and financial:
Non-consumer non-real estate	2,690	949	209	3,848	930,554	934,402	22
Consumer non-real estate	1,700	616	297	2,613	265,755	268,368	264
Other loans	562	174	5,211	5,947	155,379	161,326	65
Acquired loans	743	548	1,313	2,604	74,280	76,884	86
Total	$10,340	$3,156	$10,286	$23,782	$3,935,887	$3,959,669	$2,061
As of December 31, 2014
Real estate:
Non-residential real estate owner occupied	$635	$—	$269	$904	$482,731	$483,635	$70
Non-residential real estate other	377	317	825	1,519	952,484	954,003	—
Residential real estate permanent mortgage	2,010	758	544	3,312	304,267	307,579	172
Residential real estate all other	1,820	194	1,488	3,502	633,586	637,088	387
Commercial and financial:
Non-consumer non-real estate	841	71	793	1,705	965,002	966,707	24
Consumer non-real estate	1,914	711	330	2,955	244,810	247,765	215
Other loans	1,858	916	741	3,515	149,469	152,984	—
Acquired loans	1,815	997	1,304	4,116	97,521	101,637	267
Total	$11,270	$3,964	$6,294	$21,528	$3,829,870	$3,851,398	$1,135

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of September 30, 2015
Real estate:
Non-residential real estate owner occupied	$495	$410	$15	$374
Non-residential real estate other	22,982	19,906	758	19,969
Residential real estate permanent mortgage	1,676	1,456	68	1,126
Residential real estate all other	2,047	1,806	177	1,892
Commercial and financial:
Non-consumer non-real estate	15,940	13,481	2,555	16,393
Consumer non-real estate	657	636	122	596
Other loans	5,902	5,826	157	5,882
Acquired loans	7,373	4,890	—	5,085
Total	$57,072	$48,411	$3,852	$51,317

As of December 31, 2014
Real estate:
Non-residential real estate owner occupied	$521	$448	$15	$453
Non-residential real estate other	23,154	21,164	1,364	21,522
Residential real estate permanent mortgage	1,095	880	85	1,042
Residential real estate all other	2,480	2,270	299	2,273
Commercial and financial:
Non-consumer non-real estate	1,895	1,580	431	1,646
Consumer non-real estate	664	648	138	602
Other loans	2,101	1,659	228	1,512
Acquired loans	10,933	7,708	—	8,082
Total	$42,843	$36,357	$2,560	$37,132

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of September 30, 2015
Real estate:
Non-residential real estate owner occupied	$408,259	$78,173	$6,663	$183	$—	$493,278
Non-residential real estate other	872,939	129,399	30,023	4,878	—	1,037,239
Residential real estate permanent mortgage	288,436	29,520	6,393	788	—	325,137
Residential real estate all other	544,388	106,840	10,200	1,607	—	663,035
Commercial and financial:
Non-consumer non-real estate	775,900	133,200	11,804	13,498	—	934,402
Consumer non-real estate	252,581	13,583	1,690	512	2	268,368
Other loans	153,197	4,696	1,027	2,406	—	161,326
Acquired loans	53,350	10,347	8,727	4,311	149	76,884
Total	$3,349,050	$505,758	$76,527	$28,183	$151	$3,959,669

As of December 31, 2014
Real estate:
Non-residential real estate owner occupied	$402,706	$75,555	$5,008	$366	$—	$483,635
Non-residential real estate other	795,209	133,542	20,126	5,126	—	954,003
Residential real estate permanent mortgage	272,411	27,855	6,369	944	—	307,579
Residential real estate all other	529,555	99,214	6,146	2,173	—	637,088
Commercial and financial:
Non-consumer non-real estate	821,094	117,457	26,550	1,606	—	966,707
Consumer non-real estate	233,424	12,229	1,548	564	—	247,765
Other loans	147,758	4,261	601	173	191	152,984
Acquired loans	46,465	36,951	12,651	5,206	364	101,637
Total	$3,248,622	$507,064	$78,999	$16,158	$555	$3,851,398

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

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2015
Real estate:
Non-residential real estate owner occupied	$4,503	$—	$—	$—	$36	$4,539
Non-residential real estate other	9,880	(708)	1	(707)	814	9,987
Residential real estate permanent mortgage	3,110	(28)	15	(13)	(26)	3,071
Residential real estate all other	6,485	(48)	4	(44)	168	6,609
Commercial and financial:
Non-consumer non-real estate	13,713	(2,180)	38	(2,142)	86	11,657
Consumer non-real estate	2,499	(152)	35	(117)	160	2,542
Other loans	2,431	(20)	6	(14)	134	2,551
Acquired loans	—	(38)	—	(38)	52	14
Total	$42,621	$(3,174)	$99	$(3,075)	$1,424	$40,970

Nine Months Ended September 30, 2015
Real estate:
Non-residential real estate owner occupied	$4,406	$(1)	$1	$—	$133	$4,539
Non-residential real estate other	9,616	(708)	2	(706)	1,077	9,987
Residential real estate permanent mortgage	2,948	(124)	29	(95)	218	3,071
Residential real estate all other	6,269	(123)	13	(110)	450	6,609
Commercial and financial:
Non-consumer non-real estate	12,771	(2,349)	76	(2,273)	1,159	11,657
Consumer non-real estate	2,404	(382)	90	(292)	430	2,542
Other loans	2,359	(283)	15	(268)	460	2,551
Acquired loans	116	(232)	28	(204)	102	14
Total	$40,889	$(4,202)	$254	$(3,948)	$4,029	$40,970

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2014
Real estate:
Non-residential real estate owner occupied	$5,241	$—	$20	$20	$(798)	$4,463
Non-residential real estate other	11,238	(29)	45	16	(1,784)	9,470
Residential real estate permanent mortgage	3,310	(12)	18	6	(464)	2,852
Residential real estate all other	6,815	(23)	9	(14)	(649)	6,152
Commercial and financial:
Non-consumer non-real estate	11,967	(391)	21	(370)	412	12,009
Consumer non-real estate	2,645	(177)	58	(119)	(132)	2,394
Other loans	1,993	(93)	8	(85)	219	2,127
Acquired loans	88	(201)	32	(169)	81	—
Total	$43,297	$(926)	$211	$(715)	$(3,115)	$39,467

Nine Months Ended September 30, 2014
Real estate:
Non-residential real estate owner occupied	$4,827	$(22)	$85	$63	$(427)	$4,463
Non-residential real estate other	11,026	(29)	48	19	(1,575)	9,470
Residential real estate permanent mortgage	2,825	(174)	59	(115)	142	2,852
Residential real estate all other	6,708	(116)	23	(93)	(463)	6,152
Commercial and financial:
Non-consumer non-real estate	8,977	(522)	51	(471)	3,503	12,009
Consumer non-real estate	2,556	(508)	166	(342)	180	2,394
Other loans	1,991	(344)	135	(209)	345	2,127
Acquired loans	124	(366)	715	349	(473)	—
Total	$39,034	$(2,081)	$1,282	$(799)	$1,232	$39,467

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	September 30, 2015		December 31, 2014

	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied.	$257	$4,282	$202	$4,204
Non-residential real estate other	1,321	8,666	1,518	8,098
Residential real estate permanent mortgage	380	2,691	407	2,541
Residential real estate all other	865	5,744	743	5,526
Commercial and financial:
Non-consumer non-real estate	3,712	7,945	4,671	8,100
Consumer non-real estate	352	2,190	372	2,032
Other loans	52	2,499	214	2,145
Acquired loans	—	14	—	116
Total	$6,939	$34,031	$8,127	$32,762

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	September 30, 2015			December 31, 2014
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$6,846	$486,432	$—	$5,374	$478,261	$—
Non-residential real estate other	34,900	1,002,339	—	25,251	928,752	—
Residential real estate permanent mortgage	7,181	317,956	—	7,313	300,266	—
Residential real estate all other	11,807	651,228	—	8,319	628,769	—
Commercial and financial:
Non-consumer non-real estate	25,302	909,100	—	28,156	938,551	—
Consumer non-real estate	2,199	266,169	—	2,112	245,653	—
Other loans	166	161,160	—	233	152,751	—
Acquired loans	—	63,697	13,187	—	83,416	18,221
Total	$88,401	$3,858,081	$13,187	$76,758	$3,756,419	$18,221

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Other real estate owned	$3,155	$2,073
Repossessed assets	794	955
Total	$3,949	$3,028

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of September 30, 2015
Core deposit intangibles	$13,198	$(7,074)	$6,124
Customer relationship intangibles	5,699	(2,970)	2,729
Mortgage servicing intangibles	570	(220)	350
Total	$19,467	$(10,264)	$9,203
As of December 31, 2014
Core deposit intangibles	$13,198	$(6,013)	$7,185
Customer relationship intangibles	5,699	(2,699)	3,000
Mortgage servicing intangibles	643	(193)	450
Total	$19,540	$(8,905)	$10,635

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
	(Dollars in thousands)

Balance at December 31, 2014	$8,078	$30,970	$5,464	$450	$44,962
Impairment	—	(368)	—	—	(368)
Balance at September 30, 2015	$8,078	$30,602	$5,464	$450	$44,594

In June 2015, the Company recorded an impairment loss of $368,000 after adopting a plan in the second quarter to close a small branch and leave a full-service ATM to serve the community.

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

(6)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,000,000 shares in May 2013. At September 30, 2015, 29,485 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2019. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2015 will become exercisable through the year 2022. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 230,000 shares in May 2014. At September 30, 2015, 20,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2015 will become exercisable through the year 2018. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued stock to satisfy stock-based exercises, but reserves the right to use treasury stock purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except per share data)
Nine Months Ended September 30, 2015
Outstanding at December 31, 2014	1,029,657	$36.55
Options granted	108,000	59.84
Options exercised	(86,482)	24.65
Options canceled, forfeited, or expired	(22,500)	37.14
Outstanding at September 30, 2015	1,028,675	39.98	8.82	$23,782
Exercisable at September 30, 2015	474,500	32.17	5.28 Yr	$14,677

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Weighted average grant-date fair value per share of options granted	$11.89	$12.75	$11.55	$12.57
Total intrinsic value of options exercised	1,129	1,560	3,258	3,606
Cash received from options exercised	779	1,605	2,132	3,247
Tax benefit realized from options exercised	437	604	1,260	1,395

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Stock-based compensation expense	$489	$448	$1,243	$1,224
Tax benefit	189	173	481	473
Stock-based compensation expense, net of tax	$300	$275	$762	$751

The Company will continue to amortize the remaining fair value of stock options over the remaining vesting period of approximately seven years.  The following table shows the remaining fair value of stock options:

September 30, 2015
(Dollars in thousands)
Fair value of stock options	$4,186

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method during the periods presented:

	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	1.83 to 2.26%	2.50 to 2.54%
Dividend yield	2.00%	2.00%
Stock price volatility	18.23 to 19.65%	18.62 to 18.98%
Expected term	10 Yrs	10 Yrs

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

	Nine Months Ended September 30,
	2015	2014
Number of shares repurchased	—	—
Average price of shares repurchased	—	—
Shares remaining to be repurchased	194,723	194,723

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of September 30, 2015, the Company and BancFirst met all capital adequacy requirements to which they are subject.  The actual and required capital amounts and ratios are shown in the following table:

			Required		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2015:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$662,299	15.27%	$346,902	8.00%	N/A	N/A
BancFirst	606,989	14.08%	344,890	8.00%	$431,113	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$595,329	13.73%	$195,133	4.50%	N/A	N/A
BancFirst	546,019	12.67%	194,001	4.50%	$280,223	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$621,329	14.33%	$260,177	6.00%	N/A	N/A
BancFirst	566,019	13.13%	258,668	6.00%	$344,890	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$621,329	9.77%	$256,245	4.00%	N/A	N/A
BancFirst	566,019	8.91%	255,669	4.00%	$319,586	5.00%

As of September 30, 2015, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework from prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

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

Management believes that, as of September 30, 2015, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended September 30, 2015
Basic
Income available to common stockholders	$15,630	15,581,593	$1.01
Effect of stock options	—	324,531
Diluted
Income available to common stockholders plus assumed exercises of stock options	$15,630	15,906,124	$0.98
Three Months Ended September 30, 2014
Basic
Income available to common stockholders	$18,793	15,425,920	$1.22
Effect of stock options	—	369,923
Diluted
Income available to common stockholders plus assumed exercises of stock options	$18,793	15,795,843	$1.19
Nine Months Ended September 30, 2015
Basic
Income available to common stockholders	$50,442	15,542,027	$3.25
Effect of stock options	—	329,964
Diluted
Income available to common stockholders plus assumed exercises of stock options	$50,442	15,871,991	$3.18
Nine Months Ended September 30, 2014
Basic
Income available to common stockholders	$48,138	15,412,611	$3.12
Effect of stock options	—	361,686
Diluted
Income available to common stockholders plus assumed exercises of stock options	$48,138	15,774,297	$3.05

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended September 30, 2015	145,261	$60.51
Three Months Ended September 30, 2014	76,413	56.23
Nine Months Ended September 30, 2015	165,927	$58.33
Nine Months Ended September 30, 2014	63,645	55.35

(9)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2015
Securities available for sale:
U.S. Treasury	$281,297	$—	$—	$281,297
U.S. federal agencies	—	134,486	—	134,486
Mortgage-backed securities	—	7,073	15,457	22,530
States and political subdivisions	—	51,326	—	51,326
Other securities	—	3,455	6,431	9,886
Derivative assets	—	2,357	—	2,357
Derivative liabilities	—	1,335	—	1,335
Loans held for sale	—	12,406	—	12,406
Mortgage servicing intangibles	—	—	350	350

December 31, 2014
Securities available for sale:
U.S. Treasury	$248,993	$—	$—	$248,993
U.S. federal agencies	—	172,449	—	172,449
Mortgage-backed securities	—	9,425	17,032	26,457
States and political subdivisions	—	53,373	—	53,373
Other securities	—	3,491	11,427	14,918
Derivative assets	—	6,124	—	6,124
Derivative liabilities	—	4,756	—	4,756
Loans held for sale	—	9,433	—	9,433
Mortgage servicing intangibles	—	—	450	450

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Nine Months Ended September 30
	2015	2014
	(Dollars in thousands)
Balance at the beginning of the year	$28,909	$32,002
Purchases, issuances and settlements	(1,070)	(1,518)
Sales	(8,593)	(813)
Gains included in earnings	7,021	673
Total unrealized (losses) gains	(4,029)	156
Balance at the end of the period	$22,238	$30,500

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the nine months ended September 30, 2015 and 2014, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis and the related losses recognized during the period:

	Total Fair Value Level 3	Losses
	(Dollars in thousands)
As of and for the Year-to-date Period Ended September 30, 2015
Impaired loans (less specific allowance)	$44,559	$—
Foreclosed assets	213	—
Other real estate owned	7,650	30

As of and for the Year-to-date Period Ended December 31, 2014
Impaired loans (less specific allowance)	$33,797	$—
Foreclosed assets	220	—
Other real estate owned	7,859	730

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30,		December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,655,061	$1,655,061	$1,913,895	$1,913,895
Securities held for investment	8,333	8,398	8,593	8,671
Level 3 inputs:
Loans, net of allowance for loan losses	3,918,699	3,965,439	3,810,509	3,847,791
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	5,698,591	5,750,163	5,904,704	5,945,502
Short-term borrowings	3,777	3,777	3,982	3,982
Junior subordinated debentures	26,804	28,123	26,804	31,200
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,708		1,640
Letters of credit		475		478

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued semi-annually) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at September 30, 2015 or December 31, 2014.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models.  The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		September 30, 2015		December 31, 2014
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	55	$1,197	312	$4,629
Derivative liabilities	Barrels	(55)	(971)	(312)	(4,271)

Natural Gas
Derivative assets	MMBTUs	3,790	1,160	2,010	1,495
Derivative liabilities	MMBTUs	(3,790)	(364)	(2,010)	(485)

Total Fair Value	Included in
Derivative assets	Other assets		2,357		6,124
Derivative liabilities	Other liabilities		(1,335)		(4,756)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Derivative income	$78	$72	$270	$370

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Credit exposure	$1,493	$4,028

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2015
Net interest income (expense)	$15,221	$30,429	$1,638	$(412)	$—	$46,876
Noninterest income	3,755	13,427	7,507	17,250	(16,615)	25,324
Income before taxes	9,463	18,693	3,098	9,616	(16,446)	24,424

Three Months Ended September 30, 2014
Net interest income (expense)	$15,267	$30,076	$1,594	$(423)	$—	$46,514
Noninterest income	3,417	13,163	7,722	20,105	(19,469)	24,938
Income before taxes	10,640	21,377	3,002	11,893	(19,287)	27,625

Nine Months Ended September 30, 2015
Net interest income (expense)	$45,946	$88,928	$5,156	$(1,313)	$—	$138,717
Noninterest income	10,745	38,743	27,621	55,868	(53,642)	79,335
Income before taxes	29,152	52,500	15,015	34,024	(53,372)	77,319

Nine Months Ended September 30, 2014
Net interest income (expense)	$44,426	$86,272	$4,538	$(1,204)	$—	$134,032
Noninterest income	10,293	38,402	21,107	51,979	(49,670)	72,111
Income before taxes	25,914	54,146	8,360	29,252	(49,396)	68,276

Total Assets:
September 30, 2015	$2,220,378	$4,081,832	$124,713	$685,359	$(706,186)	$6,406,096
December 31, 2014	2,298,828	4,113,783	145,814	679,194	(662,647)	6,574,972

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

(12) SUBSEQUENT EVENT

On October 8, 2015, the Company completed its acquisition of CSB Bancshares Inc. and its subsidiary bank, Bank of Commerce, with locations in Yukon, Mustang, and El Reno, Oklahoma. Bank of Commerce has approximately $196 million in total assets, $148 million in loans, $170 million in deposits, and $22 million in equity capital. The acquisition was accounted for under the acquisition method and the Company acquired 100% of the voting interest. The bank will operate under its present name until it is merged into BancFirst, which is expected to be during the fourth quarter of 2015. The acquisition will not have a material effect on the Company’s consolidated financial statements. The acquisition of CSB Bancshares Inc. and its subsidiary bank, Bank of Commerce will complement our community banking strategy by adding two communities to our banking network throughout Oklahoma.

Subsequent to September 30, 2015, the Company recorded a gain on sale of securities of $2.1 million, related to warrants associated with a loan transaction, which will be included in fourth quarter earnings.

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

SUMMARY

BancFirst Corporation’s net income was $15.6 million, or $0.98 diluted earnings per share, for the third quarter of 2015, compared to net income of $18.8 million, or $1.19 diluted earnings per share, for the third quarter of 2014. Net income was $50.4 million, or $3.18 diluted earnings per share for the nine months ended September 30, 2015, compared to $48.1 million, or $3.05 diluted earnings per share, for the nine months ended September 30, 2014.

The Company’s net interest income for the third quarter of 2015 increased to $46.9 million, compared to $46.5 million for the third quarter of 2014. The net interest margin for the quarter was 3.12%, compared to 3.13% a year ago. The Company’s provision for loan losses for the third quarter of 2015 was $1.4 million, compared to negative $3.1 million a year ago. The negative provision in 2014 was due to a release of $5.31 million of loan loss reserves, partially offset by a $1.36 million increase in the specific loss reserves for existing adversely classified loans. Net charge-offs for the quarter were 0.08% of average loans, compared to net charge-offs of 0.02% for the third quarter of 2014.  Noninterest income for the quarter totaled $25.3 million, compared to $24.9 million last year. Noninterest expense for the quarter totaled $46.4 million, compared to $46.9 million last year. The Company’s effective tax rate increased to 36.0% compared to 32.0% for the third quarter of 2014, due primarily to tax credits that lowered the effective tax rate in 2014.

At September 30, 2015, the Company’s total assets were $6.4 billion, down $168.9 million or 2.6% from December 31, 2014. Securities decreased $16.9 million to a total of $507.9 million. Loans totaled $4.0 billion, up $111.2 million or 2.9% from December 31, 2014.  Deposits totaled $5.7 billion, down $206.1 million or 3.5% from December 31, 2014. The Company’s total stockholders’ equity was $646.1 million, an increase of $36.7 million, or 6.0%, over December 31, 2014.

Asset quality remained strong during the third quarter of 2015. Nonperforming and restructured assets were 0.87% of total assets at September 30, 2015 compared to 0.64% at December 31, 2014. During the second quarter the Company’s nonaccrual loans increased due to the downgrade of a single commercial loan. The allowance to total loans was 1.03%, compared to 1.06% at year-end 2014.

Subsequent to September 30, 2015, the Company recorded a gain on sale of securities of $2.1 million, related to a previously restructured loan, which will be included in fourth quarter earnings.

On October 8, 2015, the Company completed the acquisition of CSB Bancshares, Inc. and its subsidiary bank, Bank of Commerce, with locations in Yukon, Mustang, and El Reno, Oklahoma.  Bank of Commerce has approximately $196 million in total assets, $148 million in loans, $170 million in deposits, and $22 million in equity capital. The bank will operate under its present name until it is merged into BancFirst, which is expected to be during the fourth quarter of 2015.

Oil prices continued to be low during the third quarter of 2015, which had an impact on loan demand. Any continued impact from low oil prices on Oklahoma’s economy will become more apparent in future periods.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income Statement Data
Net interest income	$46,876	$46,514	$138,717	$134,032
Provision for loan losses	1,424	(3,115)	4,029	1,232
Securities transactions	—	284	7,121	819
Total noninterest income	25,324	24,938	79,335	72,111
Salaries and employee benefits	28,746	28,153	84,145	81,569
Total noninterest expense	46,352	46,942	136,704	136,635
Net income	15,630	18,793	50,442	48,138
Per Common Share Data
Net income – basic	$1.01	$1.22	$3.25	$3.12
Net income – diluted	0.98	1.19	3.18	3.05
Cash dividends	0.36	0.34	1.04	0.96
Performance Data
Return on average assets	0.97%	1.17%	1.04%	1.02%
Return on average stockholders’ equity	9.64	12.63	10.68	11.14
Cash dividend payout ratio	35.53	27.91	32.04	30.74
Net interest spread	2.98	2.99	2.95	2.93
Net interest margin	3.12	3.13	3.09	3.07
Efficiency ratio	64.20	65.70	62.69	66.28
Net charge-offs to average loans	0.08	0.02	0.10	0.02

Net Interest Income

For the three months ended September 30, 2015, net interest income, which is the Company’s principal source of operating revenue, increased to $46.9 million compared to $46.5 million for the three months ended September 30, 2014, due to higher volume of earning assets. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin for the quarter was 3.12% compared to 3.13% a year ago. If interest rates and/or loan volume do not increase, management would expect its net interest margin to continue to compress in 2015 as higher yielding loans and securities mature and are replaced at current market rates.

Net interest income for the nine months ended September 30, 2015 was $138.7 million compared to $134.0 million for the nine months ended September 30, 2014. The net interest margin for the year-to-date increased slightly compared to the same period of the previous year, as shown in the preceding table.

Provision for Loan Losses

The Company’s provision for loan loss for the third quarter of 2015 increased to $1.4 million compared to negative $3.1 million a year ago. The negative provision in 2014 was due to a release of $5.31 million of loan loss reserves, partially offset by a $1.36 million increase in the specific loss reserves for existing adversely classified loans. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date.  Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $3.1 million for the third quarter of 2015, compared to net charge-offs of $715,000 for the third quarter of 2014. Net charge-offs increased in 2015 due to a $2.1 million charge off on a portion of a nonaccrual loan. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

For the nine months ended September 30, 2015, the Company’s provision for loan losses was $4.0 million, compared to $1.2 million for the nine months ended September 30, 2014. Net loan charge-offs were $3.9 million, compared to $799,000 for the same period of the prior year.

Noninterest Income

Noninterest income totaled $25.3 million for the third quarter of 2015 compared to $24.9 million for the third quarter of 2014.  The Company had fees from debit card usage totaling $5.7 million and $5.8 million during the three month periods ended September 30, 2015 and 2014, respectively.

Noninterest income for the nine months ended September 30, 2015 totaled $79.3 million compared to $72.1 million for the nine months ended September 30, 2014. Noninterest income increased due to the Company recording a gain from the sale of an investment by the Company’s wholly-owned subsidiary Council Oak Partners, LLC, of approximately $5.3 million and a $1.7 million gain on the sale of an investment by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst.  Fees from debit card usage totaled $17.0 million and $16.9 million during the nine months ended September 30, 2015 and 2014, respectively.

Noninterest Expense

For the three months ended September 30, 2015, noninterest expense totaled $46.4 million, compared to $46.9 million for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, noninterest expense totaled $136.7 million compared to $136.6 million for the nine months ended September 30, 2014. Annual salary increases in 2015 were offset by a reduction of the amortization on historic tax credits realized in 2014. In addition, the Company recorded an impairment loss of $368,000, which is included in noninterest expense, after adopting a plan in the second quarter of 2015 to close a small branch and leave a full service ATM to serve the community.

Income Taxes

The Company’s effective tax rate on income before taxes increased to 36.0% for the third quarter of 2015, compared to 32.0% for the third quarter of 2014, due primarily to tax credits that lowered the effective tax rate in 2014.

The Company’s effective tax rate on income before taxes was 34.8% for the first nine months of 2015, compared to 29.5% for the first nine months of 2014 due primarily to tax credits that lowered the effective tax rate in 2014 and the recognition of state deferred tax benefits in 2014.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
Balance Sheet Data
Total assets	$6,406,096	$6,574,972
Total loans	3,959,669	3,851,398
Allowance for loan losses	40,970	40,889
Securities	507,858	524,783
Deposits	5,698,591	5,904,704
Stockholders' equity	646,061	609,314
Book value per share	41.44	39.30
Tangible book value per share	37.99	35.71
Average loans to deposits (year-to-date)	66.56%	63.64%
Average earning assets to total assets (year-to-date)	93.08	92.71
Average stockholders’ equity to average assets (year-to-date)	9.73	9.19
Asset Quality Ratios
Nonperforming and restructured loans to total loans	1.20%	0.88%
Nonperforming and restructured assets to total assets	0.87	0.64
Allowance for loan losses to total loans	1.03	1.06
Allowance for loan losses to nonperforming and restructured loans	85.77	120.05
Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks and interest-bearing deposits with banks as of September 30, 2015 totaled $1.7 billion, compared to $1.9 billion at December 31, 2014.

Securities

At September 30, 2015, total securities decreased $16.9 million compared to December 31, 2014. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $4.2 million at September 30, 2015, compared to an unrealized gain of $6.8 million at December 31, 2014.  These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $2.6 million and $4.2 million, respectively. The unrealized gains decreased in 2015 primarily due to the reclassification of an unrealized gain on one investment of $3.3 million from other comprehensive income to realized gain by Council Oak Partners, LLC, a wholly-owned subsidiary of the Company. The realized gain is reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

Loans (Including Acquired Loans)

At September 30, 2015, loans totaled $4.0 billion, up $111.2 million or 2.9% from December 31, 2014. The growth in loans was largely driven by commercial real estate, which was up $59.2 million or 5% from December 31, 2014.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At September 30, 2015, the allowance for loan losses to total loans represented 1.03% of total loans, compared to 1.06% at December 31, 2014. The decrease in the allowance for loan losses to total loans primarily resulted from an increase in charge offs during the period and loan growth.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $3.1 million at September 30, 2015 and $4.3 million at December 31, 2014 while the acquired loans outstanding were $76.9 million and $101.7 million, respectively. The decrease in the credit component in 2015 was due to loan payoffs and accretion.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $55.6 million at September 30, 2015, compared to $42.1 million at December 31, 2014. The Company’s level of nonperforming and restructured assets has continued to be relatively low.

Nonaccrual loans totaled $30.3 million at September 30, 2015, compared to $16.4 million at the end of 2014. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding, was approximately $1.5 million for the nine months ended September 30, 2015 and $839,000 for the nine months ended September 30, 2014.  Only a small amount of this interest is expected to be ultimately collected. During the second quarter of 2015 the Company’s nonaccrual loans increased due to the downgrade of a single commercial loan.

Other real estate owned and repossessed assets totaled $7.9 million at September 30, 2015, compared to $8.1 million at December 31, 2014. Other real estate owned and repossessed assets decreased due to the sale of two properties during the first quarter of 2015, partially offset by an addition in the second quarter.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms.  The Company had approximately $5.4 million of these loans at September 30, 2015, compared to $27.5 million at December 31, 2014. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable probable loss.  Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. Potential problem loans decreased due to the downgrade of a single commercial loan that was moved to nonaccrual during the second quarter.

Liquidity and Funding

Deposits

At September 30, 2015, deposits totaled $5.7 billion, a decrease of $206.1 million or 3.5% compared to December 31, 2014.  Deposits decreased due to a temporary influx of deposits at year end 2014. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 94.2% at September 30, 2015 compared to 94.1% at December 31, 2014.  Noninterest-bearing deposits to total deposits were 39.4% at September 30, 2015, compared to 40.8% at December 31, 2014.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $3.8 million at September 30, 2015, compared to $4.0 million at December 31, 2014.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $649.3 million, are pledged as collateral for the borrowings under the line of credit. As of September 30, 2015 and December 31, 2014, the Company had no advances outstanding.

The Company has a revolving line of credit with a bank of up to $10.0 million. There were no borrowings against the line at September 30, 2015. The line is reviewed annually and is due on demand. Under terms of the line of credit, the Company is required to maintain compliance with specified financial covenants.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Capital Resources

Stockholders’ equity totaled $646.1 million at September 30, 2015, compared to $609.3 million at December 31, 2014. In addition to net income of $50.4 million, other changes in stockholders’ equity during the nine months ended September 30, 2015 included $2.8 million related to stock option exercises and $1.2 million related to stock-based compensation that were partially offset by a $1.6 million decrease in other comprehensive income and $16.2 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at September 30, 2015, were well in excess of the regulatory requirements.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,885,579	$47,455	4.85%	$3,681,534	$46,838	5.05%
Securities – taxable	485,862	1,291	1.05	512,325	1,536	1.19
Securities – tax exempt	43,118	382	3.51	41,334	404	3.88
Interest-bearing deposits w/ banks & FFS	1,570,367	1,009	0.25	1,694,709	1,112	0.26
Total earning assets	5,984,926	50,137	3.32	5,929,902	49,890	3.34
Nonearning assets:
Cash and due from banks	168,607			182,129
Interest receivable and other assets	313,686			316,314
Allowance for loan losses	(42,061)			(43,332)
Total nonearning assets	440,232			455,111
Total assets	$6,425,158			$6,385,013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$701,405	$181	0.10%	$729,948	$175	0.09%
Savings deposits	2,019,956	1,155	0.23	2,012,597	1,146	0.23
Time deposits	718,963	1,186	0.65	771,103	1,337	0.69
Short-term borrowings	3,014	1	0.15	12,636	6	0.18
Junior subordinated debentures	26,804	492	7.29	26,804	491	7.27
Total interest-bearing liabilities	3,470,142	3,015	0.34	3,553,088	3,155	0.35
Interest-free funds:
Noninterest-bearing deposits	2,284,207			2,214,894
Interest payable and other liabilities	27,243			26,584
Stockholders’ equity	643,566			590,447
Total interest free funds	2,955,016			2,831,925
Total liabilities and stockholders’ equity	$6,425,158			$6,385,013
Net interest income		$47,122			$46,735
Net interest spread			2.98%			2.99%
Effect of interest free funds			0.14%			0.14%
Net interest margin			3.12%			3.13%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

	Nine Months Ended September 30,
	2015			2014
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,860,299	$140,107	4.85%	$3,589,402	$135,481	5.05%
Securities – taxable	493,702	4,148	1.12	509,336	4,343	1.14
Securities – tax exempt	39,912	1,123	3.76	41,137	1,253	4.07
Interest-bearing deposits w/ banks & FFS	1,644,708	3,137	0.25	1,727,436	3,303	0.26
Total earning assets	6,038,621	148,515	3.29	5,867,311	144,380	3.29
Nonearning assets:
Cash and due from banks	175,714			189,030
Interest receivable and other assets	315,074			315,901
Allowance for loan losses	(41,633)			(41,067)
Total nonearning assets	449,155			463,864
Total assets	$6,487,776			$6,331,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$720,175	$532	0.10%	$766,895	$580	0.10%
Savings deposits	2,047,022	3,463	0.23	1,981,904	3,363	0.23
Time deposits	730,717	3,607	0.66	792,202	4,237	0.72
Short-term borrowings	2,671	3	0.15	9,491	13	0.18
Long-term borrowings	—	—	—	2,186	25	1.53
Junior subordinated debentures	26,804	1,474	7.35	26,804	1,474	7.35
Total interest-bearing liabilities	3,527,389	9,079	0.34	3,579,482	9,692	0.36
Interest-free funds:
Noninterest-bearing deposits	2,302,164			2,154,395
Interest payable and other liabilities	26,839			19,325
Stockholders’ equity	631,384			577,973
Total interest free funds	2,960,387			2,751,693
Total liabilities and stockholders’ equity	$6,487,776			$6,331,175
Net interest income		$139,436			$134,688
Net interest spread			2.95%			2.93%
Effect of interest free funds			0.14%			0.14%
Net interest margin			3.09%			3.07%
(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

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

Item 1A. Risk Factors.

As of September 30, 2015, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

4.7*	Form of Guarantee Agreement by and between CSB Bancshares, Inc. and Wilmington Trust Company.

4.8*	Form of Indenture relating to the Floating Rate Junior Subordinated Deferrable Interest Debentures of CSB Bancshares, Inc., issued to Wilmington Trust Company.

4.9*	Form of First Supplemental Indenture relating to the Floating Rate Junior Subordinated Deferrable Interest Debentures by and between Wilmington Trust Company and BancFirst Corporation.

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

BANCFIRST CORPORATION
(Registrant)

Date: November 6, 2015	/s/ David E. Rainbolt
David E. Rainbolt
President
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)