Form 10-K
period 2015-12-31
BANCFIRST CORP /OK/
filed 2016-03-11
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2015 was approximately $514,714,246.

As of January 29, 2016, there were 15,532,079 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders of the registrant (the “2016 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

BANCFIRST CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is an Oklahoma business corporation and a financial holding company under federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust II (a Delaware business trust), 100% of the common securities of CSB Bancshares Statutory Trust I (a Delaware business trust), 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities and 100% of BancFirst Insurance Services, Inc., an Oklahoma business corporation operating as an independent insurance agency.

The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. The Company currently has 99 banking locations serving 53 communities throughout Oklahoma.

The Company’s strategy focuses on providing a full range of commercial banking services to retail customers and small to medium-sized businesses in both the non-metropolitan trade centers and cities in the metropolitan statistical areas of Oklahoma. The Company operates as a “super community bank”, managing its community banking offices on a decentralized basis, which permits them to be responsive to local customer needs. Underwriting, funding, customer service and pricing decisions are made by presidents in each market within the Company’s strategic parameters. At the same time, the Company generally has a larger lending capacity, broader product line and greater operational scale than its principal competitors in the non-metropolitan market areas (which typically are independently-owned community banks). In the metropolitan markets served by the Company, the Company’s strategy is to focus on the needs of local businesses that seek more responsive services than are available at larger institutions.

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

Consumer lending activities of the Bank consist of traditional forms of financing for automobiles, home equity loans and other personal loans. Residential loans consist primarily of home loans in non-metropolitan areas which are generally shorter in duration than typical mortgages and reprice within five years.

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

Insurance services offered through BancFirst Insurance Services, Inc., and dba Wilcox & McGrath Insurance, consists of business and personal insurance, employee benefits, surety bonds and claims and risk management.

BancFirst has the following principal subsidiaries: Council Oak Investment Corporation, a small business investment corporation, Council Oak Real Estate, Inc., a real estate investment company, and BancFirst Agency, Inc., a credit life insurance agency. All of these companies are Oklahoma corporations.

The Company had approximately 1,744 full-time equivalent employees at December 31, 2015, compared to approximately 1,688 full-time equivalent employees at December 31, 2014. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

Management believes the Company is in an advantageous competitive position operating as a “super community bank.” Under this strategy, the Company provides a broad line of financial products and services for small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full-service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high-quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and neither offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s market share of deposits for Oklahoma (including Bank of Commerce acquired October 2015) was 7.26% as of June 30, 2015 and 7.25% as of June 30, 2014.

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

Control of Company

Affiliates of the Company beneficially own approximately 50% of the outstanding shares of the Company’s common stock as of January 29, 2016. Under the Company’s Bylaws, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the Company’s affiliates have the ability to control the business and affairs of the Company.

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

In October 2012, as required by the Dodd-Frank Act, the Federal Reserve Board published final rules regarding company-run stress testing. The rules require financial institutions to conduct an annual company-run stress test of capital, consolidated earnings and losses under at least three different sets of conditions, including baseline, adverse and severely adverse conditions. It is anticipated that the capital ratios reflected in the stress test calculations will be an important factor to be considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. The rules apply to institutions with average total consolidated assets greater than $10 billion and, accordingly, do not currently apply to the Company, which had total consolidated assets at December 31, 2015 of approximately $6.7 billion. However, while the Federal Reserve Board has stated that smaller banking organizations such as the Company are not required or expected to conduct the types of stress-testing specifically mandated by the rules, they continue to emphasize that all banking institutions, regardless of size, should have the capacity to analyze the potential impact of adverse outcomes on their financial condition.

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

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average quarterly assets (as compared to a minimum leverage ratio of 3% under the old rules for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).  The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.  Phase-in of the capital conservation buffer requirements began on January 1, 2016 and will be fully phased-in on January 1, 2019.

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

• 4.0% Tier 1 capital to average quarterly assets

The enactment of the Basel III Capital Rules will increase the Company’s required capital levels and those of the Bank.  Management believes that as of December 31, 2015, the Company and the Bank would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect at such date.

As of December 31, 2015, the Company had a CET1 ratio of 12.89%, a Tier 1 ratio of 13.56%, a total capital ratio of 14.46% and a leverage ratio of 9.49%. As of December 31, 2015, the Bank had a CET1 ratio of 13.15%, a Tier 1 ratio of 12.25%, a total capital ratio of 13.15% and a leverage ratio of 8.59%.

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

With respect to the Bank, the Basel III Capital Rules revise the prompt corrective action regulations by: (i) introducing the CET1 ratio requirement at each prompt corrective action category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the former 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.  The Company believes that, as of December 31, 2015, the Bank was “well capitalized” based on the aforementioned ratios.

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

The Company’s FDIC insurance expense totaled $3.4 million, $3.3 million and $3.0 million in 2015, 2014 and 2013, respectively. FDIC insurance expense includes deposit insurance assessments as well as Financing Corporation (“FICO”) assessments. All FDIC-insured depository institutions must pay an annual FICO assessment to provide funds for the payment of interest on bonds issued by FICO during the 1980s to resolve the thrift bailout. FDIC-insured depository institutions paid an average FICO assessment of 60 cents for each $100 of assessable deposits in 2015.

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

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. Although final rules have not been adopted as of February 2016, officials from the Federal Reserve Board have recently indicated that the U.S. banking regulators are in the process of preparing for public comment a proposed new rule on incentive compensation.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulations take into account CRA rating when considering approval of a proposed transaction. During its last examination in 2015, a rating of “satisfactory” was received by the Bank.

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

In addition to the provisions of the GLB Act that authorize state nonmember banks to invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) on the same conditions that apply to national banks, Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) provides that FDIC-insured state banks such as BancFirst may engage directly or through a subsidiary in certain activities that are not permissible for a national bank, if the activity is authorized by applicable state law, the FDIC determines that the activity does not pose a significant risk to the DIF and the bank is in compliance with its applicable capital standards.

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

BancFirst Corporation

101 N. Broadway

Oklahoma City, Oklahoma 73102

ATTENTION: Randy Foraker

Executive Vice President

(405) 270-1044

1A. Risk Factors

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to the financial services industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us in the current period of significant economic and market disruption. The risks and uncertainties described below are not the only ones we are facing. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and the risk factors discussed below should not be considered a complete list of potential risks that may affect us. Further, to the extent that any of the information contained in this report constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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

We May Be Adversely Affected By Declining Crude Oil Prices

Recent decisions by members the Organization of Petroleum Exporting Countries (“OPEC”) to maintain existing crude oil production levels has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Oklahoma-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2015, the price per barrel of crude oil was approximately $37 compared to approximately $100 in June 2014. If oil prices remain at these low levels for an extended period, we would expect to experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the energy producing economies and, in particular, the economies of states such as Oklahoma, where the energy industry is a significant driver of economic development. Although as of December 31, 2015, energy loans comprised less than 3% of our loan portfolio, the impact of lower oil prices could have an indirect impact on our other loan portfolio segments, for example, commercial real estate (“CRE”).

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to losses, which could have a material negative effect on our financial condition and results of operations.

Loans secured by real estate have been a large portion of our loan portfolio. At December 31, 2015, this percentage was 66.9% compared to 65.8% at December 31, 2014. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by the significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for loan losses. In addition, because multi-family and commercial real estate loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

If a significant number of customers fail to perform under their loans, our business, profitability and financial condition would be adversely affected.

As a lender, we face the risk that a significant number of our borrowers will fail to pay their loans resulting from other risks, including the impact of changes in interest rates and changes in the economic conditions in the markets where we operate. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability and financial condition. We have established an evaluation process designed to recognize loan losses as they occur. While this evaluation process uses historical and other objective information, the classification of loans and the estimation of loan losses are dependent to a great extent on our experience and judgment. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses. We cannot assure you that our future loan losses will not have any material adverse effects on our business, profitability or financial condition.

Technological advances in payment processing is expected to negatively impact our interchange revenue fees, or “swipe” fees, are charges that merchants pay to the processors who, in turn, share that revenue with us and other card-issuing banks for processing electronic payment transactions. Rapid, significant technological changes continue to confront the payments industry. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions for processing electronic payment transactions. These include developments in smart cards, e-commerce, mobile, and radio frequency and proximity payment devices, such as contactless cards. Ongoing or increased competition in payment processing may restrict our ability to generate interchange revenue in the future. For the year ended December 31, 2015, debit card interchange revenue represented 21.5% of our noninterest income.

New consumer protection laws may reduce our noninterest income

We are to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and restrict our ability to raise interest rates and charge NSF fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees, which represented 23.6% of our noninterest income for the year ended December 31, 2015.  Violations of applicable consumer protection laws can also result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees.

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

The repeal of federal prohibitions on payment of interest on business checking accounts could increase our interest expense.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving our customers, the effective use of technology increases our efficiency and enables us to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, we cannot assure you that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

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

We are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on us and our results of operations. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, policies or supervisory guidance could result in enforcement and other legal actions by federal or state authorities, including criminal and civil penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, civil money penalties and/or reputational damage. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in accounting standards could impact our financial statements and reported earnings.

Accounting standard-setting bodies, such as the Financial Accounting Standards Board, periodically change the financial accounting and reporting standards that affect the preparation of the consolidated financial statements. These changes are beyond our control and could have a meaningful impact on our consolidated financial statements.

Our accounting estimates and risk-management processes may not be effective in mitigating risk and loss.

We maintain an enterprise risk-management program that is designed to identify, quantify, monitor, report and control the risks that it faces. These include interest-rate risk, credit risk, liquidity risk, operational risk, reputational risk and compliance and litigation risk. While we assesse and improve this program on an ongoing basis, there can be no assurance that its approach and framework for risk-management and related controls will effectively mitigate risk and limit losses in our business. To comply with generally accepted accounting principles, management must sometimes exercise judgment in selecting, determining and applying accounting methods, assumptions and estimates. This can arise, for example, in determining the allowance for loan losses or the fair value of assets or liabilities. The judgments required of management can involve difficult, subjective, or complex matters with a high degree of uncertainty, and several different judgments could be reasonable under the circumstances and yet result in significantly different results being reported. See “Critical Accounting Policies and Estimates” in Part II, Item 7. If management’s judgments later prove to have been inaccurate, we may experience unexpected losses that could be substantial.

Additionally, the processes we use to estimate our probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to liquidity risk.

Liquidity is the ability to fund increases in assets and meet obligations as they come due, all without incurring unacceptable losses. Banks are especially vulnerable to liquidity risk because of their role in the transformation of demand or short-term deposits into longer-term loans or other extensions of credit. We, like other financial-services companies, rely to a significant extent on external sources of funding (such as deposits and borrowings) for the liquidity needed in the conduct of our business. A number of factors beyond our control, however, could have a detrimental impact on the level or cost of that funding and thus on our liquidity. These include market disruptions, changes in our credit ratings or the sentiment of our investors, the loss of substantial deposit relationships and reputational damage. Unexpected declines or limits on the dividends declared and paid by our subsidiaries also could adversely affect our liquidity position. While our policies and controls are designed to ensure that we maintain adequate liquidity to conduct our business in the ordinary course even in a stressed environment, there can be no assurance that our liquidity position will never become compromised. In such an event, we may be required to sell assets at a loss in order to continue our operations. This could damage the performance and value of our business, prompt regulatory intervention and harm our reputation, and if the condition were to persist for any appreciable period of time, our viability as a going concern could be threatened. See “Quantitative and Qualitative Disclosures About Market Risk—Liquidity Risk” in Part II, Item 7A for a discussion of how we monitor and manage liquidity risk.

We have businesses other than banking.

In addition to commercial banking services, we provide life and other insurance products, as well as other business and financial services. We may in the future develop or acquire other non-banking businesses. As a result of other such businesses, our earnings could be subject to risks and uncertainties that are different from those to which our commercial banking services are subject. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause our stock price to decrease regardless of our operating results.

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

We have historically paid a common stock dividend. However, as a bank holding company, our ability to declare and pay dividends is dependent on certain federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends. Additionally, our ability to declare or pay dividends on our common stock may also be subject to certain restrictions in the event that we elect to defer the payment of interest on our junior subordinated deferrable interest debentures. There can be no certainty that our common dividend will continue to be paid at the current levels. It is possible that our common dividend could be reduced or even cease to be paid. In such case, the trading price of our common stock could decline, and investors may lose all or part of their investment.

Our directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 50% of our outstanding common stock as of January 29, 2016. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to control the outcome of any matter submitted to our stockholders for approval, including the election of directors, which requires only a majority vote. The directors and executive officers may vote to cause us to take actions with which our other stockholders do not agree.

Our stockholder rights plan, amended and restated certificate of incorporation, as well as certain provisions of banking law and Oklahoma corporate  law, could make it difficult for a third party to acquire our company.

We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, Oklahoma corporate law and our amended and restated certificate of incorporation contain provisions that could delay, deter or prevent a change in control of us or our management. Together, these provisions may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices of our common stock, and also could limit the price that investors are willing to pay in the future for shares of our common stock.  Additionally, provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank, a technology and operations center and 99 branches. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties. (See Note 6 - “Premises and Equipment, Net” to the Consolidated Financial Statements for further information on the Company’s properties).

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

	Price Range
	High	Low	Cash Dividends Declared
2015
Fourth Quarter	$65.87	$56.80	$0.36
Third Quarter	68.82	58.00	0.36
Second Quarter	69.24	56.63	0.34
First Quarter	63.70	55.51	0.34

2014
Fourth Quarter	$69.49	$61.24	$0.34
Third Quarter	68.00	57.31	0.34
Second Quarter	62.90	56.19	0.31
First Quarter	58.29	50.62	0.31

As of January 29, 2016 there were 287 holders of record of our Common Stock. At that date, there were approximately 5,600 beneficial owners of our Common Stock. The closing price of our Common Stock on January 29, 2016 was $55.94 per share.

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

Stock Repurchases

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2015 there were 166,276 shares remaining that could be repurchased under the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
Period
October 1, 2015 to October 31, 2015	—	—	—	194,723
November 2, 2015 to November 30, 2015	—	—	—	194,723
December 1, 2015 to December 31, 2015 (1)	28,447	$58.19	—	166,276

(1)

Represents repurchases made in connection with the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2015 is presented in the table below. All of the Company’s stock-based compensation plans have been approved by the Company’s stockholders.  Additional information regarding stock-based compensation plans is presented in Note 13 – Stock-Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders:
BancFirst Corporation Nonqualified Incentive Stock Option Plan and BancFirst Corporation Non-Employee Directors' Stock Option Plan	1,018,149	$40.69	25,735
Equity compensation plans not approved by security holders:
BancFirst Corporation Directors’ Deferred Stock Compensation Plan	66,376	39.64	11,824
Total	1,084,525	$40.63	37,559

Performance Graph

The Company’s performance graph is incorporated by reference from “Company Performance” contained on the last page of this 10-K report.

Item 6. Selected Financial Data.

The following table sets forth certain historical consolidated financial data as of and for the five years ended December 31, 2015. The historical consolidated financial data has been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes included elsewhere in this report.

	At and for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Income Statement Data
Net interest income	$188,792	$181,351	$163,519	$164,815	$156,897
Provision for loan losses	7,675	3,072	1,258	3,100	4,515
Noninterest income	105,808	96,413	90,155	87,717	76,961
Noninterest expense	185,715	183,521	171,574	170,428	158,646
Net income	66,170	63,887	54,317	51,900	45,621
Balance Sheet Data
Total assets	$6,692,829	$6,574,972	$6,038,974	$6,022,250	$5,608,825
Securities	552,949	524,783	527,627	562,542	614,977
Total loans (net of unearned interest)	4,245,773	3,860,831	3,387,146	3,242,427	3,013,498
Allowance for loan losses	41,666	40,889	39,034	38,725	37,656
Deposits	5,973,358	5,904,704	5,419,519	5,440,830	5,037,735
Long-term borrowings	—	—	6,938	9,178	18,476
Junior subordinated debentures	31,959	26,804	26,804	26,804	36,083
Stockholders’ equity	655,510	609,314	556,997	519,567	483,041
Per Common Share Data
Net income – basic	$4.25	$4.14	$3.56	$3.42	$2.99
Net income – diluted	4.17	4.04	3.49	3.36	2.93
Cash dividends	1.40	1.30	1.20	1.12	1.04
Book value	42.03	39.30	36.33	34.09	31.95
Tangible book value	37.56	35.71	32.75	30.37	28.07
Selected Financial Ratios
Performance ratios:
Return on average assets	1.01%	1.00%	0.93%	0.91%	0.85%
Return on average stockholders’ equity	10.38	10.92	10.09	10.32	9.65
Cash dividends payout ratio	32.92	31.40	33.73	32.74	34.78
Net interest spread	2.98	2.94	2.89	2.93	2.96
Net interest margin	3.12	3.09	3.04	3.13	3.20
Efficiency ratio	63.04	66.07	67.64	67.49	67.84
Balance Sheet Ratios:
Average loans to deposits	67.34%	63.64%	62.69%	60.27%	60.64%
Average earning assets to total assets	93.02	92.71	92.65	92.73	92.49
Average stockholders’ equity to average assets	9.76	9.19	9.23	8.79	8.85
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	1.11%	0.88%	0.98%	1.20%	0.76%
Nonperforming and restructured assets to total assets	0.83	0.64	0.69	0.81	0.71
Allowance for loan losses to total loans	0.98	1.06	1.15	1.19	1.25
Allowance for loan losses to nonperforming and restructured loans	88.5	120.05	117.6	99.42	163.54
Net charge-offs to average loans	0.17	0.03	0.03	0.07	0.09

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis

(Dollars in thousands)

	December 31, 2015			December 31, 2014			December 31, 2013
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$3,930,470	$190,784	4.85%	$3,643,018	$183,280	5.03%	$3,281,303	$167,345	5.10%
Securities – taxable	486,851	5,492	1.13	504,263	5,727	1.14	485,158	4,947	1.02
Securities – tax exempt	40,854	1,511	3.70	41,155	1,632	3.97	42,372	1,880	4.44
Federal funds sold and interest-bearing deposits with banks	1,618,260	4,279	0.26	1,716,368	4,393	0.26	1,597,546	4,066	0.25
Total earning assets	6,076,435	202,066	3.33	5,904,804	195,032	3.30	5,406,379	178,238	3.30
Nonearning assets:
Cash and due from banks	177,479			189,457			161,750
Interest receivable and other assets	320,247			315,544			306,360
Allowance for loan losses	(41,522)			(40,768)			(38,916)
Total nonearning assets	456,204			464,233			429,194
Total assets	$6,532,639			$6,369,037			$5,835,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$734,529	$738	0.10%	$750,603	$747	0.10%	$653,893	$643	0.10%
Savings deposits	2,052,161	4,702	0.23	1,992,673	4,520	0.23	1,827,575	4,231	0.23
Time deposits	732,183	4,811	0.66	783,958	5,528	0.71	799,817	6,705	0.84
Short-term borrowings	2,766	4	0.15	9,206	16	0.18	4,866	6	0.13
Long-term borrowings	386	32	8.36	1,635	25	1.53	9,324	216	2.32
Junior subordinated debentures	28,005	1,966	7.02	26,804	1,966	7.34	26,804	1,966	7.34
Total interest-bearing liabilities	3,550,030	12,253	0.35	3,564,879	12,802	0.36	3,322,279	13,767	0.41
Interest-free funds:
Noninterest-bearing deposits	2,317,639			2,197,474			1,952,582
Interest payable and other liabilities	27,328			21,649			22,172
Stockholders’ equity	637,642			585,035			538,540
Total interest free funds	2,982,609			2,804,158			2,513,294
Total liabilities and stockholders’ equity	$6,532,639			$6,369,037			$5,835,573
Net interest income		$189,813			$182,230			$164,471
Net interest spread			2.98%			2.94%			2.89%
Effect of interest free funds			0.14%			0.15%			0.15%
Net interest margin			3.12%			3.09%			3.04%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2015. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.
•	Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.
•	Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
•	Inflation, interest rate, crude oil price, securities market and monetary fluctuations.
•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company must comply.
•	Impairment of the Company’s goodwill or other intangible assets.
•	Changes in consumer spending, borrowing and saving habits.
•	Changes in the financial performance and/or condition of the Company’s borrowers.
•	Technological changes.
•	Acquisitions and integration of acquired businesses.
•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	The Company’s success at managing the risks involved in the foregoing items.

Actual results may differ materially from forward-looking statements.

SUMMARY

The Company’s net income for 2015 was $66.2 million, or $4.17 per diluted share, compared to $63.9 million, or $4.04 per diluted share for 2014 and $54.3 million, or $3.49 per diluted share for 2013.

In 2015, net interest income was $188.8 million, compared to $181.4 million in 2014 and $163.5 million in 2013. The Company’s net interest margin increased to 3.12% for 2015, compared to 3.09% for 2014 and 3.04% for 2013. Internal loan growth and acquired loans from the acquisitions contributed to the higher net interest income and margin in 2015. In addition, the Company recognized discounts from payoffs of acquired loans of $2.3 million in 2015, $2.2 million in 2014 and $352,000 in 2013. Provision for loan losses was $7.7 million in 2015 compared to $3.1 million in 2014 and $1.3 million in 2013. The 2014 provision for loan losses included a reversal of $5.3 million as a result of a change in the loan loss factors. Net charge-offs to average loans for 2015 was 0.17%, compared to 0.03% for 2014 and 2013. Net charge-offs increased in 2015 partially due to a $3.0 million charge off on a portion of a nonaccrual loan.  Noninterest income totaled $105.8 million in 2015 compared to $96.4 million in 2014 and $90.2 million in 2013. The increase in 2015 was primarily due to gains on sales of securities of $9.3 million, including $2.1 million related to the redemption of warrants associated with a past loan transaction, $5.2 million from the sale of an investment by the Company’s wholly-owned subsidiary, Council Oak Partners, LLC and $1.7 million from the sale of an investment by the Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst. Noninterest expense was $185.7 million in 2015 compared to $183.5 million in 2014 and $171.6 million in 2013. The effective income tax rate for tax year ended 2015 increased to 34.6% compared to 29.9% for the tax year ended 2014 due primarily to an investment in federal and state tax credits that were utilized in 2014.

The Company’s assets at year end 2015 totaled $6.7 billion, compared to $6.6 billion at December 31, 2014 and $6.0 billion at December 31, 2013. Loans totaled $4.2 billion versus $3.9 billion for 2014 and $3.4 billion for 2013. Total deposits were $6.0 billion for 2015, $5.9 billion for 2014 and $5.4 billion for 2013. The Company’s liquidity remained high as its average loan-to-deposit ratio was 67.3% for 2015, compared to 63.6% for 2014 and 62.7% for 2013. Stockholders’ equity was $655.5 million compared to $609.3 million for 2014 and $557.0 million for 2013. Average stockholders’ equity to average assets was 9.76% at December 31, 2015, compared to 9.19% at December 31, 2014 and 9.23% at December 31, 2013.

Asset quality remained strong. Nonperforming and restructured assets were 0.83% of total assets at December 31, 2015, compared to 0.64% at December 31, 2014 and 0.69% at December 31, 2013. The increase in 2015 was primarily due to one customer relationship. The allowance for loan losses as a percentage of total loans was 0.98% for 2015 compared to 1.06% for 2014 and 1.15% for 2013.

On October 8, 2015, the Company completed its acquisition of CSB Bancshares, Inc. and its subsidiary bank, Bank of Commerce, with locations in Yukon, Mustang, and El Reno, Oklahoma.  Bank of Commerce had approximately $196 million in total assets, $147 million in loans, $175 million in deposits, and $22 million in equity capital. The acquisition was accounted for under the acquisition method, and the Company acquired 100% of the voting interest. Bank of Commerce operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on November 13, 2015. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $7.1 million and goodwill of approximately $9.4 million. The effect of this acquisition was included in the consolidated financial statement of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of CSB Bancshares Inc. and its subsidiary bank, Bank of Commerce complements the Company’s community banking strategy by adding two communities to its banking network in Oklahoma.

Oil prices continued to be low during 2015, which had an impact on loan demand. Any continued impact from low oil prices on Oklahoma’s economy and on the Company’s financial results will become more apparent in future periods.

On January 24, 2014, BancFirst assumed all of the deposits and purchased certain assets of The Bank of Union, El Reno, Oklahoma (“The Bank of Union”). The Bank of Union was closed on that day by the Oklahoma State Banking Department. At December 31, 2014, the balance of acquired loans was approximately $74.8 million, the majority of which are classified as performing, and deposits in the acquired branches were approximately $174.4 million. As a result of the acquisition, the Company recorded core deposit intangibles of approximately $2.2 million and goodwill of $417,000. The effect of this acquisition was included in the consolidated financial statement of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements.

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

The evaluation of intangible assets and goodwill for the year ended December 31, 2015 resulted in an impairment of $368,000. The Company recorded the impairment loss after adopting a plan to close a small branch. Evaluation for the years ended December 31, 2014 and 2013 resulted in no impairments.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased in 2015 by $7.4 million, to a total of $188.8 million, compared to an increase of $17.8 million in 2014, and a decrease of $1.3 million in 2013. In 2015, net interest income increased due to internal loan growth and recognition of $2.3 million of discounts from payoffs of acquired loans. In 2014, net interest income increased due primarily to loan growth and recognition of $2.2 million of discounts from payoffs of acquired loans. In 2013, net interest income decreased slightly due to lower loan rates offset by lower deposit rates and increased loan volume.

Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin increased to 3.12% for 2015, compared to 3.09% for 2014 and 3.04% for 2013. Net interest margin increased slightly in 2015 and 2014 despite interest rates remaining at historically low levels. This was due to internal loan growth and recognition of discounts from payoffs of acquired loans.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2015 and 2014. If interest rates and/or loan volume do not increase, management would expect its net interest margin to generally remain at current levels.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2015			Change in 2014
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$7,504	$14,875	$(7,371)	$15,935	$18,640	$(2,705)
Investments—taxable	(235)	(262)	27	780	(782)	1,562
Investments—tax exempt	(121)	(68)	(53)	(248)	(19)	(229)
Interest-bearing deposits with banks and Federal funds sold	(114)	(259)	145	327	299	28
Total interest income	7,034	14,286	(7,252)	16,794	18,138	(1,344)
Interest Expense:
Transaction deposits	(9)	(68)	59	104	77	27
Savings deposits	182	201	(19)	289	291	(2)
Time deposits	(717)	652	(1,369)	(1,177)	(73)	(1,104)
Short-term borrowings	(12)	(12)	—	10	10	—
Long-term borrowings	7	4	3	(191)	(178)	(13)
Junior subordinated debentures	—	67	(67)	—	—	—
Total interest expense	(549)	844	(1,393)	(965)	127	(1,092)
Net interest income	$7,583	$13,442	$(5,859)	$17,759	$18,011	$(252)

(1)	The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Provision for Loan Losses

The Company’s provision for loan losses was $7.7 million for 2015, compared to $3.1 million for 2014 and $1.3 million for 2013. The increase in 2015 and 2014 was primarily a result of internal loan growth. The 2014 provision for loan losses included a reversal of $5.3 million as a result of a change in the loan loss factors. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $6.9 million for 2015 compared to $1.2 million for 2014 and $949,000 for 2013. The net charge-offs equated to 0.17%, 0.03% and 0.03% of average loans for 2015, 2014 and 2013, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans (Including Acquired Loans).”

Noninterest Income

Noninterest income was $105.8 million in 2015 versus $96.4 million in 2014 and $90.2 million in 2013. Total noninterest income increased $9.4 million in 2015, or 9.7%. This compares to an increase of $6.2 million in 2014, or 6.9%, and an increase of $2.4 million, or 2.8%, in 2013. The increase in 2015 was primarily due to gains on sales of securities of $9.3 million, including $2.1 million related to the redemption of warrants associated with a past loan transaction, $5.2 million from the sale of an investment by the Company’s wholly-owned subsidiary, Council Oak Partners, LLC and $1.7 million from the sale of an investment by the Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst. For 2014, service charges on deposits increased due primarily to an increase in deposit accounts from the acquisition and internal growth. Trust revenue and cash management revenue also increased due to growth in the number of customers and increased activity. For 2013, the increases in revenues were due to increases in service charge revenue as a result of increases in deposits, trust revenue and insurance commissions. The Company’s operating noninterest income has increased in each of the last five years due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth.

The Company had fees from debit card usage totaling $22.7 million, $22.8 million and $18.1 million for the years 2015, 2014 and 2013, respectively. This represents 21.5%, 23.6% and 20.1% of the Company’s noninterest income for the years 2015, 2014 and 2013, respectively.

The Company recognized a net gain on the sale of securities of $9.3 million in 2015, $1.6 million in 2014 and $420,000 in 2013, due primarily to sales of investments by Council Oak Investment Corporation and Council Oak Partners. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. The Company has the ability and intent to hold securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost.

The Company earned $2.0 million on the sale of loans in 2015 compared to $1.8 million in 2014 and $2.3 million in 2013. Activity in the secondary mortgage market has continued to decrease as volumes have declined in the continued low interest rate environment.

Noninterest Expense

Total noninterest expense increased by $2.2 million, or 1.2% to $185.7 million for 2015. This compares to increases of $11.9 million, or 7.0%, for 2014, and $1.1 million, or 0.7%, for 2013. The increase in 2015 was partially related to acquisition costs of approximately $965,000. Annual salary increases in 2015 were offset by a reduction of the amortization on historic tax credits realized in 2014. In addition, the Company recorded an impairment loss of $368,000, which is included in noninterest expense, after adopting a plan in the second quarter of 2015 to close a small branch. The increase in noninterest expense during 2014 was partly due to the acquisition of The Bank of Union, which added $4.7 million of expense for the year and the amortization of the Company’s investment in historic tax credits, which added approximately $2.9 million. In addition, salaries and benefits increased $3.5 million before the impact of the acquisition, primarily due to standard annual merit increases during 2014. The increase in noninterest expense during 2013 primarily related to an increase in salaries and benefits of approximately $2.6 million, partially offset by a decrease in other real estate owned expense of $1.1 million.

Noninterest expense included deposit insurance expense which totaled $3.4 million for the year ended December 31, 2015, compared to $3.3 million for the year ended December 31, 2014 and $3.0 million for the year ended December 31, 2013.

Income Taxes

Income tax expense totaled $35.0 million in 2015, compared to $27.3 million in 2014 and $26.5 million in 2013. The effective tax rates for 2015, 2014 and 2013 were 34.6%, 29.9% and 32.8%, respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense. The Company’s effective tax rate increased in 2015 primarily due to an investment in federal and state tax credits and the recognition of state deferred tax benefits in 2014. The Company’s effective tax rate decreased in 2013 due to increased federal tax credits allowed for that year.

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

Impact of Deflation

In a period of deflation, it would be reasonable to expect widely decreasing prices for real assets. In such an economic environment, assets of businesses and individuals, such as real estate, commodities or inventory, could decline. The inability of customers to repay or refinance their loans could result in loan losses incurred by the Company far in excess of historical experience due to deflated collateral values. If the Federal Reserve reduces rates below zero it is not clear whether the Bank could pass on negative interest rates to customers and therefore would have a negative impact on the Bank.

FINANCIAL POSITION

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the funds market that has resulted in near zero overnight funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period which increased to 0.50% from 0.25% in December 2015.

The amount of cash, federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing, and the Company’s requirements for liquidity, operating cash and reserves, available yields and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. The aggregate of cash and due from banks, interest-bearing deposits with banks and federal funds sold decreased $315.7 million from December 31, 2014 to December 31, 2015 and increased $56.4 million from December 31, 2013 to December 31, 2014. The decrease in 2015 was due to an increase in loans.  The increase in 2014 was due to an increase in deposits.

Securities

For the year ended December 31, 2015, total securities increased $28.2 million, or 5.4%, to $552.9 million. This compares to a decrease of $2.8 million, or 0.5%, in 2014 and a decrease of $34.9 million, or 6.2%, in 2013. The increase in 2015 was the result of an increase in U.S. Treasury securities that were purchased to satisfy collateral requirements for year end public deposit balances. The decreases in 2014 and 2013 were the result of historically low yields on U.S. Treasury and federal agency securities and the Company’s decision to not reinvest maturing securities by purchasing longer term fixed rate securities at such low yields. Securities available for sale represented 98.4% of the total securities portfolio at both December 31, 2015 and December 31, 2014, compared to 97.7% at December 31, 2013. Securities available for sale had a net unrealized gain of $2.5 million at December 31, 2015, compared to a net unrealized gain of $6.8 million at December 31, 2014 and a net unrealized gain of $6.0 million at December 31, 2013. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $1.5 million, $4.2 million and $3.9 million for December 31, 2015, 2014 and 2013, respectively. The unrealized gains decreased in 2015 primarily due to the reclassification of an unrealized gain on one investment of $3.3 million from other comprehensive income to realized gain by Council Oak Partners, LLC, a wholly-owned subsidiary of the Company. The realized gain is reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

SECURITIES

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Held for Investment (at amortized cost)
U.S. Treasury, other federal agencies and mortgage-backed securities	$347	$471	$607
States and political subdivisions	8,442	8,122	11,379
Total	$8,789	$8,593	$11,986
Estimated fair value	$8,850	$8,671	$12,094
Available for Sale (at estimated fair value)
U.S. Treasury, other federal agencies and mortgage-backed securities	$483,447	$447,899	$449,824
States and political subdivisions	50,920	53,373	50,334
Other securities	9,793	14,918	15,483
Total	$544,160	$516,190	$515,641
Total Securities	$552,949	$524,783	$527,627

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. As of December 31, 2015, the Company had net unrealized gains largely due to decreases in market interest rates from the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Furthermore, as of December 31, 2015, management also had the ability and intent to hold all securities classified as available for sale with an unrealized loss for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2015, management believes the impairments were temporary and no impairment loss was realized in the Company’s consolidated statement of comprehensive income.

MATURITY DISTRIBUTION OF SECURITIES

The following maturity distribution of securities table summarizes the weighted average maturity and weighted average taxable equivalent yields of the securities portfolio at December 31, 2015. The Company manages its securities portfolio for liquidity and as a tool to execute its asset/liability management strategy. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represent 84.5% of the total portfolio. For the interest sensitivity rate of securities see the table in item 7A.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
U.S. Treasury other federal agencies and mortgage- backed securities	$5	5.94%	$341	4.64%	$1	4.66%	$—	—%	$347	4.66%
State and political subdivisions	5,167	3.42	2,775	4.14	—	—	—	—	7,942	3.67
Other securities	—	—	—	—	500	0.71	—	—	500	0.71
Total	$5,172	3.42	$3,116	4.19	$501	0.72	$—	—	$8,789	3.55
Percentage of total	58.8%		35.5%		5.7%		—%		100.0%
Available for Sale
U.S. Treasury other federal agencies and mortgage- backed securities	$266,234	0.55%	$150,615	1.57%	$45,086	1.11%	$21,512	1.06%	$483,447	0.94%
State and political subdivisions	6,703	3.10	31,481	2.87	7,714	5.53	5,022	6.30	50,920	3.64
Other securities	—	—	3,485	1.88	—	—	6,308	4.15	9,793	3.34
Total	$272,937	0.61	$185,581	1.80	$52,800	1.76	$32,842	2.45	$544,160	1.24
Percentage of total	50.2%		34.1%		9.7%		6.0%		100.0%
Total securities	$278,109	0.66%	$188,697	1.84%	$53,301	1.75%	$32,842	2.45%	$552,949	1.28%
Percentage of total	50.3%		34.2%		9.6%		5.9%		100.0%

*	Yield on a taxable equivalent basis

Loans (Including Acquired Loans)

The Company has historically generated loan growth from both internal originations and bank acquisitions. Total loans held for investment increased $380.7 million, or 9.9%, to $4.2 billion in 2015 compared to an increase of $470.7 million, or 13.9%, in 2014 and an increase of $149.5 million, or 4.6%, in 2013. Loans increased in 2015 and 2014 due to both bank acquisitions and internal growth. Commercial real estate loans saw the largest growth in 2015 with an increase of $165.0 million, accounting for 43.3% of the total growth in loans. Loans increased in 2013 due to internal growth.

Composition

The Company’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in light manufacturing, retail and service industries. Consumer loans were comprised primarily of loans to individuals for automobiles. The Company did not have any credit card receivables at year end 2015, 2014 or 2013 and does not expect to engage in this type of activity.

LOANS BY CATEGORY

	December 31,
	2015		2014		2013		2012		2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$1,116,883	26.39%	$1,053,486	27.35%	$857,771	25.37%	$849,894	26.30%	$796,349	26.52%
Real estate— construction	403,664	9.54	356,621	9.26	284,808	8.43	226,102	7.00	207,953	6.92
Real estate— one to four family	821,251	19.41	766,362	19.90	697,434	20.63	657,973	20.36	645,154	21.48
Real estate—farmland, multifamily and commercial	1,606,614	37.96	1,407,750	36.55	1,290,076	38.16	1,244,199	38.51	1,101,731	36.68
Consumer	283,636	6.70	267,179	6.94	250,588	7.41	253,002	7.83	252,331	8.40
Total	$4,232,048	100.00%	$3,851,398	100.00%	$3,380,677	100.00%	$3,231,170	100.00%	$3,003,518	100.00%

Commercial, Financial, Other

Commercial, financial, and other loans represent loans for working capital, facilities acquisition or expansion, purchase of equipment and other needs of commercial customers primarily located within Oklahoma. Loans in this category include commercial and industrial, oil and gas, agriculture, and state and political subdivisions.

Commercial loans are underwritten individually and represent on-going relationships based on a thorough knowledge of the customer and the customer’s industry and market. While commercial loans are generally secured by the customer’s assets including real property, inventory, accounts receivable, operating equipment, interest in mineral rights and other property and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the on-going cash flow from operations of the customer’s business. Agriculture loans are set for annual or semi-annual principal payments based on timing of revenue.

The vast majority of loans originated within the energy sector support oil and gas production, are primarily secured by those producing properties and are governed by a borrowing base agreement that is tested timely and regularly.  The Company also originates a small number of loans to businesses and individuals in the energy services sector which includes loans for the fabrication, sale and service of various energy service equipment, site preparation and mapping services, disposal services, etc.  These loans are primarily secured by accounts receivable, inventory and/or equipment.

At December 31, 2015, commercial, financial and other loans totaled $1.1 billion. Approximately $795.8 million were commercial and industrial loans, $87.3 million were oil and gas production and equipment loans and $150.6 million were agriculture loans and the remaining were either state and political subdivisions or other.

Real Estate

Real estate loans consist of loans for both commercial and consumer customers and include construction, farmland, one to four family residences, multifamily residential properties and commercial. These loans are made on real property, such as office buildings, apartment buildings, shopping centers, industrial property, hotels, farmland and residential property. Such loans are usually secured by mortgages or other liens on the related real property. Interest rates may be fixed or variable, and the loans may be structured for full, partial or no amortization of principal.

Commercial real estate loans are for the construction of buildings or other improvements to real estate and property held by borrowers generally for investment purposes primarily within Oklahoma. We require collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured.  Real estate or interests in real estate taken as collateral is primarily confined to either property located within the state of Oklahoma or properties owned by customers domiciled in the state of Oklahoma. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Loans on farmland are typically structured similar to commercial real estate loans but frequently are set for annual principal payments.  Such loans may be for purchase, refinance of purchase or ongoing operation of family-owned or small corporate farming enterprises.  Loans on multi-family properties are amortized loans supported by rental incomes from the property.

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

At December 31, 2015, real estate loans were approximately 67% of total loans.  The Company is subject to risk of future market fluctuations in property values relating to these loans.  The Company attempts to manage this risk through rigorous loan underwriting standards.

Consumer

Consumer loans are loans to individuals for household, family and other personal expenditures. Commonly, such loans are made to finance purchases of consumer goods, such as automobiles, boats, household goods, vacations and education.  Interest rates and terms vary considerably depending on many factors, including whether the loan is secured or unsecured. The Company originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

MATURITY AND RATE SENSITIVITY OF LOANS

The following table presents the Maturity and Rate Sensitivity of Loans at December 31, 2015. Approximately 37% of loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also approximately 41% of loans had adjustable interest rates at December 31, 2015.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and other	$679,893	$351,940	$85,050	$1,116,883
Real estate—construction	277,806	77,258	48,600	403,664
Real estate—one to four family	116,544	194,193	510,514	821,251
Real estate—farmland, multifamily and commercial	447,709	454,225	704,680	1,606,614
Consumer	29,265	219,349	35,022	283,636
Total	$1,551,217	$1,296,965	$1,383,866	$4,232,048
Loans with predetermined interest rates	$658,912	$945,162	$874,377	$2,478,451
Loans with adjustable interest rates	892,305	351,803	509,489	1,753,597
Total	$1,551,217	$1,296,965	$1,383,866	$4,232,048
Percentage of total	36.6%	30.7%	32.7%	100.0%

Since 2009 the Company has set rate floors on the majority of its adjustable rate loans. At December 31, 2015 approximately 62% of the adjustable rate loan portfolio was at the floor rate. Short-term rates would have to increase approximately 75 basis points before these loans would experience an increase in rate.

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Assets

During 2015, nonperforming and restructured assets increased $13.2 to $55.3 million. This compares to an increase of $560,000 for 2014 and a decrease of $6.9 million for 2013. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.83%, 0.64% and 0.69% of total assets at December 31, 2015, 2014 and 2013, respectively.

Nonaccrual loans have increased from $21.2 million at the end of 2011 to $30.1 million at the end of 2015. During 2015, nonaccrual loans increased due to the downgrade of a single commercial loan. Nonaccrual loans increased in 2014 compared to 2013 due primarily to the acquisition of nonperforming loans from the Bank of Union. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding was approximately $2.0 million, $1.2 million and $1.5 million for the years 2015, 2014 and 2013, respectively. Only a small amount of this interest is expected to be ultimately collected.

Restructured loans decreased $1.4 million in 2015, $1.1 million in 2014 and were virtually unchanged in 2013. Restructured loans consist primarily of one multifamily real estate credit. This loan was evaluated by management and determined to be well collateralized. Additionally, none of the concessions granted involved a principal reduction or a change from the current market rate of interest. The value of the collateral is monitored to evaluate possible impairment of the loan. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for loan losses. At December 31, 2015, the allowance for loan losses as a percentage of nonperforming and restructured loans was 88.50%, compared to 120.05%, at the end of 2014 and 117.60%, at the end of 2013. The level of nonperforming loans and loan losses could rise over time as a result of adverse economic conditions.

Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write downs arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for loan losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense. Other real estate owned and repossessed assets have changed very little the last three years as shown in the following table. The decreases in 2014 and 2013 were due to sales and decreases in value of properties. The decrease in 2012 was due in part to the sale of a commercial real estate property valued at $3.5 million.

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,841	$1,135	$1,179	$537	$798
Nonaccrual	30,096	16,410	14,390	20,549	21,187
Restructured	15,143	16,515	17,624	17,866	1,041
Total nonperforming and restructured loans	47,080	34,060	33,193	38,952	23,026
Other real estate owned and repossessed assets	8,214	8,079	8,386	9,566	16,640
Total nonperforming and restructured assets	$55,294	$42,139	$41,579	$48,518	$39,666
Nonperforming and restructured loans to total loans	1.11%	0.88%	0.98%	1.20%	0.76%
Nonperforming and restructured assets to total assets	0.83%	0.64%	0.69%	0.81%	0.71%

Potential problem loans are performing loans to borrowers with a weakened financial condition or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $4.9 million, $27.5 million and $6.2 million of these loans at December 31, 2015, 2014 and 2013, respectively. Potential problem loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The higher level of potential problem loans in 2014 was due primarily to an additional $22.0 million for a single commercial loan that was experiencing financial difficulty during the year, but was not considered impaired. This loan was downgraded during 2015 and moved to nonaccrual.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

The allowance for loan losses is management’s estimate of the probable losses incurred in the Company’s loan portfolio through the balance sheet date. Management’s process for determining the amount of the allowance for loan losses is described under Critical Accounting Policies and Estimates. The balance of the allowance for loan losses has increased in each of the past three years, but has decreased as a percentage of total loans. At December 31, 2015, the Company’s allowance for loan losses represented 0.98% of total loans, compared to 1.06% at December 31, 2014 and 1.15% at December 31, 2013. The overall credit quality of the Company’s loan portfolio has stabilized. Net charge-offs declined in 2013, leveled off at $1.2 million in 2014 and increased to $6.9 million in 2015. The amount of net loan charge-offs is relatively low, equating to 0.17%, 0.03% and 0.03% of average total loans for the years ended December 31, 2015, 2014 and 2013, respectively. The 2014 provision for loan losses included a reversal of $5.3 million as a result of a change in the loan loss factors. Although the national economy and the credit markets are slowly improving, if unforeseen adverse changes occur, it would be reasonable to expect that the allowance for loan losses would increase in future periods.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$40,889	$39,034	$38,725	$37,656	$35,745
Charge-offs:
Commercial, financial and other	(5,212)	(933)	(447)	(764)	(983)
Real estate	(1,338)	(868)	(426)	(1,228)	(1,292)
Consumer	(775)	(818)	(687)	(652)	(822)
Total charge-offs	(7,325)	(2,619)	(1,560)	(2,644)	(3,097)
Recoveries:
Commercial, financial and other	222	805	291	207	193
Real estate	60	366	106	211	169
Consumer	145	231	214	195	131
Total recoveries	427	1,402	611	613	493
Net charge-offs	(6,898)	(1,217)	(949)	(2,031)	(2,604)
Provision charged to operations	7,675	3,072	1,258	3,100	4,515
Balance at end of period	$41,666	$40,889	$39,034	$38,725	$37,656
Average loans	$3,930,470	$3,643,018	$3,281,303	$3,099,888	$2,893,263
Total loans	$4,245,773	$3,860,831	$3,387,146	$3,242,427	$3,013,498
Net charge-offs to average loans	0.17%	0.03%	0.03%	0.07%	0.09%
Allowance to total loans	0.98%	1.06%	1.15%	1.19%	1.25%
Allocation of the allowance by category of loans:
Commercial, financial and other	$13,161	$14,056	$9,748	$9,823	$9,703
Real estate	25,522	24,257	26,481	26,053	24,970
Consumer	2,983	2,576	2,805	2,849	2,983
Total	$41,666	$40,889	$39,034	$38,725	$37,656
Percentage of allowance in each category to total allowance:
Commercial, financial and other	31.59%	34.38%	24.97%	25.36%	25.77%
Real estate	61.25	59.32	67.84	67.28	66.31
Consumer	7.16	6.30	7.19	7.36	7.92
Total	100.00%	100.00%	100.00%	100.00%	100.00%

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $3.3 million at December 31, 2015 and $4.3 million at December 31, 2014, while the acquired loans outstanding were $194.3 million and $101.7 million, respectively. The increase in the acquired loans for 2015 was due to an acquisition made during the year.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $69.7 million, $55.6 million and $54.8 million at December 31, 2015, 2014 and 2013, respectively. The increases were due to the acquisitions of one community bank in each 2014 and 2015.

Other assets include the cash surrender value of key-man life insurance policies. The balance of cash surrender value of key-man life insurance policies was $67.9 million, $64.1 million and $62.1 million at December 31, 2015, 2014 and 2013, respectively.

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

Historically, the Bank is more liquid than its peers. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the Bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2016, the Bank had approximately $79.1 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2015, the Bank declared four common stock dividends totaling $22.6 million and two preferred stock dividends totaling $1.9 million.

Deposits

Total deposits increased $68.7 million to $6.0 billion, an increase of 1.2% in 2015, compared to an increase of $485.2 million or 9.0% in 2014, and a decrease of $21.3 million or 0.4% in 2013. Total deposits at year end 2015 increased primarily due to the acquisition of Bank of Commerce.  The increase in deposits during 2014 was due to the acquisition of Bank of Union, internal growth and an annual influx of funds at the end of the year. The deposits at year end 2013 decreased; however, average deposits increased in 2013. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 94.3%, 94.1% and 93.5% in 2015, 2014 and 2013, respectively. Noninterest-bearing deposits to total deposits were 40.3% at December 31, 2015, compared to 40.8% at December 31, 2014 and 38.5% at December 31, 2013.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Average Balances
Demand deposits	$2,317,639	$2,197,474	$1,952,582	$1,809,102	$1,506,371
Interest-bearing transaction deposits	734,529	750,603	653,893	712,800	709,609
Savings deposits	2,052,161	1,992,673	1,827,575	1,757,331	1,633,555
Time deposits under $100	392,276	436,461	435,219	473,942	499,707
Total core deposits	5,496,605	5,377,211	4,869,269	4,753,175	4,349,242
Time deposits of $100 or more	339,907	347,497	364,598	390,582	422,277
Total deposits	$5,836,512	$5,724,708	$5,233,867	$5,143,757	$4,771,519

PERCENTAGE OF TOTAL AVERAGE DEPOSITS AND AVERAGE RATES PAID

	2015		2014		2013		2012		2011
	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Demand deposits	39.71%		38.39%		37.31%		35.17%		31.57%
Interest-bearing transaction deposits	12.59	0.10%	13.11	0.10%	12.49	0.10%	13.87	0.14%	14.87	0.20%
Savings deposits	35.16	0.23	34.81	0.23	34.92	0.23	34.16	0.32	34.24	0.55
Time deposits under $100	6.72	0.58	7.62	0.64	8.31	0.76	9.21	0.96	10.47	1.21
Total core deposits	94.18		93.93		93.03		92.41		91.15
Time deposits of $100 or more	5.82	0.75	6.07	0.79	6.97	0.94	7.59	1.08	8.85	1.29
Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%
Average rate paid on interest- bearing deposits		0.29%		0.31%		0.35%		0.46%		0.67%

MATURITY OF TIME DEPOSITS

The following table shows the maturity of time deposits of $100,000 or more:

December 31, 2015
(Dollars in thousands)
Three months or less	$71,169
Over three months through six months	54,688
Over six months through twelve months	84,556
Over twelve months	132,503
Total	$342,916

At December 31, 2015, 61.4% of the Company’s time deposits of $100,000 or more mature in one year or less.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $500,000 at December 31, 2015, compared to $4.0 million at December 31, 2014 and $4.6 million at December 31, 2013.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $669.8 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2015, the Company had the ability to draw up to $525.3 million on the FHLB line of credit based on FHLB stock holdings of $552,500 with no advances outstanding. In addition, the Company has a revolving line of credit with the ability to draw up to $10.0 million. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020. During 2015, the Company advanced $3.0 million on this line of credit related to the acquisition of Bank of Commerce. This borrowing was paid off before year end.  Long-term borrowings at December 31, 2013 included $6.9 million of advances. These advances matured at varying dates through 2014 and had rates between 0.3% and 3.4%.

Capital Resources

Stockholders’ equity totaled $655.5 million at December 31, 2015, compared to $609.3 million at December 31, 2014. In addition to net income of $66.2 million, other changes in stockholders’ equity during the year ended December 31, 2015 included $4.4 million related to stock option exercises and $1.7 million related to stock-based compensation, that were partially offset by $21.8 million in dividends, $1.7 million in stock repurchases and reduction in unrealized gains of $2.7 million. The Company’s average stockholders’ equity to average assets for 2015 was 9.76%, compared to 9.19% for 2014 and 9.23% for 2013. At December 31, 2015, the Company’s leverage ratio was 9.46%, its Common Equity Tier 1 capital ratios was 12.89%, its Tier 1 capital ratio was 13.56% and its total risk-based capital ratio was 14.46%; compared to minimum requirements of 4%, 4.5%, 6% and 8%, respectively. Banking institutions are generally expected to maintain capital well above the minimum levels. Junior subordinated debentures are included in BancFirst Corporation’s Tier I capital.

See Note (11) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Junior Subordinated Debentures.

See Note (15) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2015 there were 166,276 shares remaining that could be repurchased under the SRP. For the year ended December 31, 2015, the Company repurchased 28,447 shares of its common stock for $1.7 million at an average price of $58.19 per share under the SRP. For the year ended December 31, 2014, the Company did not repurchase shares under the SRP. For the year ended December 31, 2013, the Company repurchased 40,241 shares of its common stock for $1.6 million at an average price of $40.88 per share under the SRP.

Future dividend payments will be determined by the Company’s Board of Directors considering the earnings, financial condition and capital needs of the Company and the Bank, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2016.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

CONTRACTUAL OBLIGATIONS

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations, by payment due period, as of December 31, 2015.

	Payment Due By Period
	Less Than One Year	1 to 3 Years	3 to 5 Years	Over Five Years	Indeterminate Maturity	Total
	(Dollars in thousands)
Junior subordinated debentures (1)	$1,989	$3,977	$3,977	$57,629	$—	$67,572
Operating lease payments	1,050	971	202	594	—	2,817
Time deposits	465,972	173,474	89,709	443	—	729,598
Total contractual cash obligations	$469,011	$178,422	$93,888	$58,666	$—	$799,987

(1)	Includes principal and interest

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

The ALCO uses gap analysis to monitor interest rate sensitivity based on the maturity and repricing frequencies of its earning assets and interest-bearing liabilities. This analysis indicates that the Company’s position is asset-sensitive, with a positive gap of $519 million for the zero to 12 month interval at December 31, 2015, which was 7.78% of total assets.  Period gaps in the over 24 month time periods are negative, reflecting the Company’s avoidance of extending the maturities of its earning assets.

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

As of December 31, 2015, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 3.23% and 7.21%, respectively, relative to the base case over the next 12 months. Conversely, the model simulation projected that a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.54% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2015 was considered to be remote given prevailing interest rate levels.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2015.

	Avg.	Expected Maturity / Principal Repayments at December 31,
	Rate	2016	2017	2018	2019	2020	Thereafter	Balance	Fair Value
		(Dollars in thousands)
Interest Sensitive Assets
Loans	4.85%	$2,117,755	$677,752	$554,411	$292,290	$233,880	$355,960	$4,232,048	$4,263,819
Securities	1.33	354,623	53,593	59,837	57,138	6,069	21,689	552,949	553,010
Federal funds sold and interest-bearing deposits	0.26	1,394,813	—	—	—	—	—	1,394,813	1,394,813
Interest Sensitive Liabilities
Savings and transaction deposits	0.20	2,833,991	—	—	—	—	—	2,833,991	2,804,637
Time deposits	0.66	465,972	112,460	61,014	53,850	35,859	443	729,598	729,748
Short-term borrowings	0.15	500	—	—	—	—	—	500	500
Junior subordinated debentures	7.02	—	—	—	—	—	31,959	31,959	33,793
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	1,681
Letters of credit		—	—	—	—	—	—	—	464

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

BancFirst Corporation

Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of BancFirst Corporation (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of PCAOB, the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Oklahoma City, Oklahoma
March 11, 2016

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2015	2014
ASSETS
Cash and due from banks	$203,364	$203,545
Interest-bearing deposits with banks	1,394,813	1,710,350
Securities (fair value: $553,010 and $524,861, respectively)	552,949	524,783
Loans held for sale	13,725	9,433
Loans (net of unearned interest)	4,232,048	3,851,398
Allowance for loan losses	(41,666)	(40,889)
Loans, net of allowance for loan losses	4,190,382	3,810,509
Premises and equipment, net	126,813	121,341
Other real estate owned	7,984	7,859
Intangible assets, net	15,695	10,635
Goodwill	54,042	44,962
Accrued interest receivable and other assets	133,062	131,555
Total assets	$6,692,829	$6,574,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,409,769	$2,411,066
Interest-bearing	3,563,589	3,493,638
Total deposits	5,973,358	5,904,704
Short-term borrowings	500	3,982
Accrued interest payable and other liabilities	31,502	30,168
Junior subordinated debentures	31,959	26,804
Total liabilities	6,037,319	5,965,658
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,597,446 and 15,504,513, respectively	15,597	15,504
Capital surplus	102,865	96,841
Retained earnings	535,521	492,776
Accumulated other comprehensive income, net of income tax of $962 and $2,644, respectively	1,527	4,193
Total stockholders' equity	655,510	609,314
Total liabilities and stockholders' equity	$6,692,829	$6,574,972

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
INTEREST INCOME
Loans, including fees	$190,292	$182,972	$167,051
Securities:
Taxable	5,492	5,727	4,947
Tax-exempt	982	1,061	1,222
Federal funds sold	14	2	2
Interest-bearing deposits with banks	4,265	4,391	4,064
Total interest income	201,045	194,153	177,286
INTEREST EXPENSE
Deposits	10,251	10,795	11,579
Short-term borrowings	4	16	6
Long-term borrowings	32	25	216
Junior subordinated debentures	1,966	1,966	1,966
Total interest expense	12,253	12,802	13,767
Net interest income	188,792	181,351	163,519
Provision for loan losses	7,675	3,072	1,258
Net interest income after provision for loan losses	181,117	178,279	162,261
NONINTEREST INCOME
Trust revenue	9,091	9,180	8,072
Service charges on deposits	57,651	56,389	52,450
Securities transactions (includes accumulated other comprehensive income reclassifications of $3,814, $533 and $137, respectively)	9,269	1,641	420
Income from sales of loans	1,968	1,813	2,306
Insurance commissions	14,791	14,642	14,094
Cash management	7,510	6,741	6,250
Gain on sale of other assets	79	335	293
Other	5,449	5,672	6,270
Total noninterest income	105,808	96,413	90,155
NONINTEREST EXPENSE
Salaries and employee benefits	113,083	108,640	102,165
Occupancy, net	11,512	11,610	10,635
Depreciation	9,966	9,595	9,412
Amortization of intangible assets	1,935	1,754	1,665
Data processing services	4,579	4,689	4,785
Net expense from other real estate owned	324	511	434
Marketing and business promotion	6,986	7,024	6,652
Deposit insurance	3,358	3,291	3,003
Other	33,972	36,407	32,823
Total noninterest expense	185,715	183,521	171,574
Income before taxes	101,210	91,171	80,842
Income tax expense	35,040	27,284	26,525
Net income	$66,170	$63,887	$54,317
NET INCOME PER COMMON SHARE
Basic	$4.25	$4.14	$3.56
Diluted	$4.17	$4.04	$3.49
OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of tax of $207, $(747) and $1,249, respectively	$(327)	$613	$(2,321)
Reclassification adjustment for gains included in net income, net of tax of $1,475, $206 and $48, respectively	(2,339)	(327)	(89)
Other comprehensive gain (loss), net of tax of $1,682, $(541) and $1,297, respectively	(2,666)	286	(2,410)
Comprehensive income	$63,504	$64,173	$51,907

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	15,504,513	$15,504	15,333,622	$15,334	15,242,308	$15,242
Shares issued	121,380	121	170,891	170	157,155	158
Shares acquired and canceled	(28,447)	(28)	—	—	(65,841)	(66)
Issued at end of period	15,597,446	$15,597	15,504,513	$15,504	15,333,622	$15,334
CAPITAL SURPLUS
Balance at beginning of period		$96,841		$88,803		$82,401
Common stock issued		3,116		4,742		3,590
Tax effect of stock options		1,191		1,620		1,452
Stock-based compensation arrangements		1,717		1,676		1,360
Balance at end of period		$102,865		$96,841		$88,803
RETAINED EARNINGS
Balance at beginning of period		$492,776		$448,953		$415,607
Net income		66,170		63,887		54,317
Dividends on common stock ($1.40, $1.30 and $1.20 per share, respectively)		(21,799)		(20,064)		(18,327)
Common stock acquired and canceled		(1,626)		—		(2,644)
Balance at end of period		$535,521		$492,776		$448,953
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period		$4,193		$3,907		$6,317
Net change		(2,666)		286		(2,410)
Balance at end of period		$1,527		$4,193		$3,907
Total stockholders’ equity		$655,510		$609,314		$556,997

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,170	$63,887	$54,317
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	7,675	3,072	1,258
Depreciation and amortization	11,901	11,349	11,077
Net amortization of securities premiums and discounts	1,020	910	1,563
Realized securities gains	(9,269)	(1,641)	(420)
Gain on sales of loans	(1,968)	(1,813)	(2,306)
Cash receipts from the sale of loans originated for sale	171,723	152,440	200,946
Cash disbursements for loans originated for sale	(174,047)	(153,592)	(193,853)
Deferred income tax benefit	(1,903)	(3,683)	(483)
Gain on other assets	(65)	(760)	(790)
(Increase)/decrease in interest receivable	(991)	(309)	284
Decrease in interest payable	(105)	(333)	(375)
Amortization of stock-based compensation arrangements	1,717	1,676	1,360
Other, net	6,301	5,719	5,512
Net cash provided by operating activities	78,159	76,922	78,090
INVESTING ACTIVITIES
Net cash and due from banks (paid for) received from acquisitions	(4,007)	174,283	—
Net decrease in federal funds sold	13,256	4,619	700
Purchases of held for investment securities	(1,771)	(708)	(902)
Purchases of available for sale securities	(91,136)	(224,217)	(157,139)
Proceeds from maturities, calls and paydowns of held for investment securities	2,103	4,101	5,816
Proceeds from maturities, calls and paydowns of available for sale securities	55,689	225,394	181,769
Proceeds from sales of available for sale securities	10,850	4,855	521
Net change in loans	(243,976)	(366,064)	(153,336)
Purchases of premises, equipment and computer software	(11,263)	(11,490)	(13,896)
Proceeds from the sale of other assets	4,957	5,851	5,389
Net cash used in investing activities	(265,298)	(183,376)	(131,078)
FINANCING ACTIVITIES
Net change in deposits	(106,422)	183,371	(21,311)
Net (decrease)/increase in short-term borrowings	(3,482)	(608)	19
Paydown of long-term borrowings	—	(6,938)	(2,240)
Issuance of common stock, net	4,428	6,532	5,200
Common stock acquired	(1,654)	—	(2,710)
Cash dividends paid	(21,449)	(19,543)	(13,583)
Net cash (used in) provided by financing activities	(128,579)	162,814	(34,625)
Net (decrease)/increase in cash, due from banks and interest-bearing deposits	(315,718)	56,360	(87,613)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,913,895	1,857,535	1,945,148
Cash, due from banks and interest-bearing deposits at the end of the period	$1,598,177	$1,913,895	$1,857,535
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$12,255	$13,135	$14,142
Cash paid during the period for income taxes	$33,531	$26,178	$20,946
Noncash investing and financing activities:
Unpaid common stock dividends declared	$5,615	$5,265	$4,744

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

Nature of Operations

BancFirst Corporation is an Oklahoma business corporation and a financial holding company under federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Bank provides a wide range of retail and commercial banking services, including: commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; retail brokerage services; and other services tailored for both individual and corporate customers. The Bank also offers trust services and acts as executor, administrator, trustee, transfer agent and in various other fiduciary capacities. Through its Technology and Operations Center, the Bank provides item processing, research and other correspondent banking services to financial institutions and governmental units. The Company’s wholly-owned subsidiary, BancFirst Insurance Services, Inc., an independent insurance agency, offers a variety of commercial and personal insurance products. In addition, the Company’s wholly-owned subsidiary, Council Oak Partners, LLC, an Oklahoma limited liability company, engages in investing activities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc. and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate Inc. and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts from 2014 and 2013 have been reclassified to conform to the 2015 presentation. These reclassifications were not material to the Company’s financial statements.

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

Securities

The Company does not engage in securities trading activities. Any sales of securities are for the purpose of executing the Company’s asset/liability management strategy, eliminating a perceived credit risk in a specific security or providing liquidity. Securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated fair value. Unrealized gains or losses on securities available for sale are reported as a component of stockholders’ equity, net of income tax. Gains or losses from sales of securities are based upon the book values of the specific securities sold. Securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method. The Company reviews its portfolio of securities for impairment at least quarterly. Impairment is considered to be other-than-temporary if it is likely that all amounts contractually due will not be received for debt securities and when there is no positive evidence indicating that an investment’s carrying amount is recoverable in the near term for equity securities. When impairment is considered other-than-temporary, the cost basis of the security is written down to fair value, with the impairment charge included in earnings. In evaluating whether the impairment is temporary or other-than-temporary, the Company considers, among other things, the time period the security has been in an unrealized loss position, and whether the Company has the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

The lending function is governed by written policies and procedures, as determined by senior management and approved by the Board of Directors. The policies and procedures set the standards for lending in each major loan category by collateral type and use of loan proceeds. The objectives of these policies and procedures are to identify profitable markets, determine appropriate risk tolerance levels for each type of loan, establish limits for loan officer approval, set concentration limits, establish loan-to-value thresholds, set repayment terms and loan structure guidelines and adhere to documentation requirements. Interest rate risk is controlled by the use of variable rate provisions, the vast majority of which have a rate floor, limits on fixing rates for longer periods and strict adherence to the original amortization terms in a rising interest rate environment.

One to four family residential real estate loans are made in accordance with underwriting policies and are fully documented. Credit worthiness is assessed based on significant credit characteristics including credit history and residential and employment stability. These loans include first liens, junior liens and home equity lines of credit. The composition of this portfolio is primarily first liens, which comprise more than 80% of the portfolio, with junior liens comprising less than 15%, and home equity lines of credit comprising less than 5%. The Company does not engage in any hybrid loan programs. In addition, the Company does not have any exposure to loans with negative amortization, interest rate carryover or discounting of the initial rates (teaser rates).

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

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers cash and due from banks and interest-bearing deposits with banks as cash equivalents.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases - (Topic 842).” ASU 2016-02 requires that lessees recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Adoption of ASU 2016-02 is not expected to have a significant effect on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” ASU 2016-01 require all equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income. In addition, the amendment will require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. Adoption of ASU 2016-01 is not expected to have a significant effect on the Company’s financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 implements changes to both the variable interest consolidation model and the voting interest consolidation model. ASU 2015-02 (i) eliminates certain criteria that must be met when determining when fees paid to a decision maker or service provider do not represent a variable interest, (ii) amends the criteria for determining whether a limited partnership is a variable interest entity and (iii)  eliminates the presumption that a general partner controls a limited partnership in the voting model. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2015. Adoption of ASU 2015-02 is not expected to have a significant effect on the Company’s financial statements.

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

In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Affordable Housing Projects (Topic 323).” ASU 2014-01 revises the necessary criteria that need to be met in order for an entity to account for investments in affordable housing projects net of the provision for income taxes. It also changes the method of recognition from an effective amortization approach to a proportional amortization approach. Additional disclosures were also set forth in this update. The amendments were effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments were required to be applied retrospectively to all periods presented. Early adoption was permitted and adoption of the standard was optional. Adoption of ASU 2014-01 did not have a material impact on the Company’s financial statements.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On October 8, 2015, the Company completed its acquisition of CSB Bancshares Inc. and its subsidiary bank, Bank of Commerce, with locations in Yukon, Mustang and El Reno, Oklahoma. Bank of Commerce had approximately $196 million in total assets, $147 million in loans, $175 million in deposits and $22 million in equity capital. The acquisition was accounted for under the acquisition method and the Company acquired 100% of the voting interest. Bank of Commerce operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on November 13, 2015. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $7.1 million and goodwill of approximately $9.4 million. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of CSB Bancshares Inc. and its subsidiary bank, Bank of Commerce complements the Company’s community banking strategy by adding two communities to its banking network in Oklahoma.

In October 2015, the Company recorded a gain on sale of securities of $2.1 million, related to the redemption of warrants associated with a past loan transaction.

In June 2015, Council Oak Partners, LLC, a wholly-owned subsidiary of the Company, recognized a pretax gain of approximately $5.2 million on one of its investments.

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

(3) CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with the Federal Reserve Bank and various other financial institutions primarily for the purpose of holding excess liquidity and clearing cash items. It may also sell federal funds to certain of these institutions on an overnight basis. At December 31, 2015 and 2014, the Company had no significant concentrations of credit risk with other financial institutions. The Company maintained vault cash and funds on deposit with the Federal Reserve Bank, which is included in the table below.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or cash on deposit with the Federal Reserve Bank. The average amount of required reserves for each of the years ended December 31, 2015 and 2014 is included in the following table:

	December 31,
	2015	2014
	(Dollars in thousands)
Vault cash and funds on deposit with the Federal Reserve Bank	$1,499,137	$1,804,028
Average required Reserves	40,093	44,711

(4) SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	December 31,
	2015	2014
	(Dollars in thousands)
Held for investment, at cost (fair value: $8,850 and $8,671, respectively)	$8,789	$8,593
Available for sale, at fair value	544,160	516,190
Total	$552,949	$524,783

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2015
Mortgage backed securities (1)	$347	$25	$—	$372
States and political subdivisions	8,442	36	—	8,478
Total	$8,789	$61	$—	$8,850
December 31, 2014
Mortgage backed securities (1)	$471	$34	$—	$505
States and political subdivisions	8,122	44	—	8,166
Total	$8,593	$78	$—	$8,671

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2015
U.S. treasuries	$328,965	$776	$(45)	$329,696
U.S. federal agencies	131,522	527	(153)	131,896
Mortgage backed securities (1)	21,973	425	(543)	21,855
States and political subdivisions	49,521	1,447	(48)	50,920
Other securities (2)	9,689	249	(145)	9,793
Total	$541,670	$3,424	$(934)	$544,160
December 31, 2014
U.S. treasuries	$248,767	$404	$(178)	$248,993
U.S. federal agencies	171,641	983	(175)	172,449
Mortgage backed securities (1)	26,441	602	(586)	26,457
States and political subdivisions	51,706	1,716	(49)	53,373
Other securities (2)	10,798	4,252	(132)	14,918
Total	$509,353	$7,957	$(1,120)	$516,190

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	December 31,
	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$5,168	$5,174	$1,451	$1,456
After one year but within five years	2,800	2,829	6,603	6,642
After five years but within ten years	795	319	380	396
After ten years	26	528	159	177
Total	$8,789	$8,850	$8,593	$8,671
Available for Sale
Contractual maturity of debt securities:
Within one year	$272,820	$272,779	$41,772	$41,870
After one year but within five years	178,617	180,145	350,975	352,044
After five years but within ten years	8,483	9,075	21,990	22,717
After ten years	75,522	75,853	87,252	88,132
Total debt securities	535,442	537,852	501,989	504,763
Equity securities	6,228	6,308	7,364	11,427
Total	$541,670	$544,160	$509,353	$516,190

The following is a detail of proceeds from sales and realized securities gains and losses, on available for sale securities:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Proceeds	$10,850	$4,855	$521
Gross gains realized	9,394	1,641	456
Gross losses realized	125	—	36

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Book value of pledged securities	$493,540	$522,190

The following table summarizes securities with unrealized losses, segregated by the duration of the unrealized loss, at December 31, 2015 and 2014 respectively:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2015
Held for Investment
Mortgage backed securities	$21	$—	$—	$—	$21	$—
States and political subdivisions	—	—	—	—	—	—
Total	$21	$—	$—	$—	$21	$—
Available for Sale
U.S. treasuries	$139,762	$45	$—	$—	$139,762	$45
U.S. federal agencies	46,948	118	5,969	35	52,917	153
Mortgage backed securities	59	—	14,844	543	14,903	543
States and political subdivisions	1,932	47	245	1	2,177	48
Other securities	304	142	105	3	409	145
Total	$189,005	$352	$21,163	$582	$210,168	$934
December 31, 2014
Held for Investment
Mortgage backed securities	$—	$—	$—	$—	$—	$—
States and political subdivisions	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
Available for Sale
U.S. treasuries	$149,589	$178	$—	$—	$149,589	$178
U.S. federal agencies	40,551	113	13,653	62	54,204	175
Mortgage backed securities	17,041	585	26	1	17,067	586
States and political subdivisions	3,093	26	977	23	4,070	49
Other securities	—	—	300	132	300	132
Total	$210,274	$902	$14,956	$218	$225,230	$1,120

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2015 and 2014, the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality, and has no intent or requirement to sell before the recovery of the unrealized loss; therefore, the Company has not recognized any impairment in the Company’s consolidated statement of comprehensive income.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$795,803	18.80%	$745,106	19.35%
Oil & gas production and equipment	87,304	2.06	104,940	2.72
Agriculture	150,620	3.56	132,830	3.45
State and political subdivisions:
Taxable	17,605	0.42	20,431	0.53
Tax-exempt	33,575	0.79	20,952	0.54
Real estate:
Construction	403,664	9.54	356,621	9.26
Farmland	184,707	4.36	149,507	3.88
One to four family residences	821,251	19.41	766,362	19.90
Multifamily residential properties	65,477	1.55	66,766	1.73
Commercial	1,356,430	32.05	1,191,477	30.94
Consumer	283,636	6.70	267,179	6.94
Other (not classified above)	31,976	0.76	29,227	0.76
Total loans	$4,232,048	100.00%	$3,851,398	100.00%

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

Loans secured by real estate, including farmland, multifamily, commercial, one to four family residential and construction and development loans, have been a large portion of the Company’s loan portfolio. The Company is subject to risk of future market fluctuations in property values relating to these loans. In addition, multi-family and commercial real estate (“CRE”) loans represent the majority of the Company’s real estate loans outstanding. A decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of the Company’s borrowers to repay their loans on a timely basis, which could have a negative impact on the Company’s financial condition and results of operation. The Company attempts to manage this risk through rigorous loan underwriting standards.

During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage.

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	December 31,
	2015	2014
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,841	$1,135
Nonaccrual	30,096	16,410
Restructured	15,143	16,515
Total nonperforming and restructured loans	47,080	34,060
Other real estate owned and repossessed assets	8,214	8,079
Total nonperforming and restructured assets	$55,294	$42,139

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table above. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.0 million in 2015, $1.2 million in 2014 and $1.5 million in 2013.

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

	December 31,
	2015	2014
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$261	$296
Non-residential real estate other	3,957	5,126
Residential real estate permanent mortgage	656	681
Residential real estate all other	1,833	1,796
Commercial and financial:
Non-consumer non-real estate	10,159	1,556
Consumer non-real estate	312	250
Other loans	9,381	1,659
Acquired loans	3,537	5,046
Total	$30,096	$16,410

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$441	$179	$183	$803	$502,094	$502,897	$—
Non-residential real estate other	1,149	108	568	1,825	1,108,935	1,110,760	521
Residential real estate permanent mortgage	2,840	636	648	4,124	328,477	332,601	493
Residential real estate all other	2,842	609	824	4,275	672,414	676,689	193
Commercial and financial:
Non-consumer non-real estate	2,278	161	187	2,626	982,136	984,762	152
Consumer non-real estate	2,237	772	349	3,358	265,511	268,869	278
Other loans	3,565	295	1,761	5,621	156,995	162,616	132
Acquired loans	1,052	71	918	2,041	190,813	192,854	72
Total	$16,404	$2,831	$5,438	$24,673	$4,207,375	$4,232,048	$1,841
As of December 31, 2014
Real estate:
Non-residential real estate owner occupied	$635	$—	$269	$904	$482,731	$483,635	$70
Non-residential real estate other	377	317	825	1,519	952,484	954,003	—
Residential real estate permanent mortgage	2,010	758	544	3,312	304,267	307,579	172
Residential real estate all other	1,820	194	1,488	3,502	633,586	637,088	387
Commercial and financial:
Non-consumer non-real estate	841	71	793	1,705	965,002	966,707	24
Consumer non-real estate	1,914	711	330	2,955	244,810	247,765	215
Other loans	1,858	916	741	3,515	149,469	152,984	—
Acquired loans	1,815	997	1,304	4,116	97,521	101,637	267
Total	$11,270	$3,964	$6,294	$21,528	$3,829,870	$3,851,398	$1,135

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$507	$383	$14	$446
Non-residential real estate other	21,068	19,052	357	19,655
Residential real estate permanent mortgage	1,401	1,209	81	1,125
Residential real estate all other	2,498	2,235	242	1,958
Commercial and financial:
Non-consumer non-real estate	13,897	10,312	2,062	11,786
Consumer non-real estate	738	715	181	652
Other loans	10,722	9,513	331	10,335
Acquired loans	6,295	4,248	—	4,564
Total	$57,126	$47,667	$3,268	$50,521

As of December 31, 2014
Real estate:
Non-residential real estate owner occupied	$521	$448	$15	$453
Non-residential real estate other	23,154	21,164	1,364	21,522
Residential real estate permanent mortgage	1,095	880	85	1,042
Residential real estate all other	2,480	2,270	299	2,273
Commercial and financial:
Non-consumer non-real estate	1,895	1,580	431	1,646
Consumer non-real estate	664	648	138	602
Other loans	2,101	1,659	228	1,512
Acquired loans	10,933	7,708	—	8,082
Total	$42,843	$36,357	$2,560	$37,132

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$417,529	$76,749	$8,304	$315	$—	$502,897
Non-residential real estate other	945,993	156,159	4,580	4,028	—	1,110,760
Residential real estate permanent mortgage	295,265	29,793	6,315	1,228	—	332,601
Residential real estate all other	554,007	111,879	9,109	1,694	—	676,689
Commercial and financial:
Non-consumer non-real estate	821,394	140,384	12,687	10,297	—	984,762
Consumer non-real estate	251,994	14,433	1,779	662	1	268,869
Other loans	153,416	5,851	872	2,477	—	162,616
Acquired loans	165,305	12,566	11,049	3,858	76	192,854
Total	$3,604,903	$547,814	$54,695	$24,559	$77	$4,232,048

As of December 31, 2014
Real estate:
Non-residential real estate owner occupied	$402,706	$75,555	$5,008	$366	$—	$483,635
Non-residential real estate other	795,209	133,542	20,126	5,126	—	954,003
Residential real estate permanent mortgage	272,411	27,855	6,369	944	—	307,579
Residential real estate all other	529,555	99,214	6,146	2,173	—	637,088
Commercial and financial:
Non-consumer non-real estate	821,094	117,457	26,550	1,606	—	966,707
Consumer non-real estate	233,424	12,229	1,548	564	—	247,765
Other loans	147,758	4,261	601	173	191	152,984
Acquired loans	46,465	36,951	12,651	5,206	364	101,637
Total	$3,248,622	$507,064	$78,999	$16,158	$555	$3,851,398

Allowance for Loan Losses Methodology

The allowance for loan losses (“ALL”) is determined by a calculation based on segmenting the loans into the following categories: (1) adversely graded loans [Grades 3, 4 and 5] that have a specific reserve allocation; (2) loans without a specific reserve segmented by loans secured by real estate other than one to four family residential property, loans secured by one to four family residential property, commercial, industrial and agricultural loans not secured by real estate, consumer purpose loans not secured by real estate, and loans over 60 days past due that are not otherwise Grade 3, 4, or 5; (3) Grade 2 loans; (4) Grade 1 loans and (5) loans held for sale which are excluded.

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

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$4,406	$(37)	$1	$(36)	$291	$4,661
Non-residential real estate other	9,616	(708)	2	(706)	1,011	9,921
Residential real estate permanent mortgage	2,948	(222)	40	(182)	382	3,148
Residential real estate all other	6,269	(138)	17	(121)	577	6,725
Commercial and financial:
Non-consumer non-real estate	12,771	(3,799)	199	(3,600)	2,583	11,754
Consumer non-real estate	2,404	(626)	124	(502)	740	2,642
Other loans	2,359	(1,109)	16	(1,093)	1,382	2,648
Acquired loans	116	(686)	28	(658)	709	167
Total	$40,889	$(7,325)	$427	$(6,898)	$7,675	$41,666
As of December 31, 2014
Real estate:
Non-residential real estate owner occupied	$4,827	$(42)	$102	$60	$(481)	$4,406
Non-residential real estate other	11,026	(29)	49	20	(1,430)	9,616
Residential real estate permanent mortgage	2,825	(207)	78	(129)	252	2,948
Residential real estate all other	6,708	(171)	32	(139)	(300)	6,269
Commercial and financial:
Non-consumer non-real estate	8,977	(564)	70	(494)	4,288	12,771
Consumer non-real estate	2,556	(687)	203	(484)	332	2,404
Other loans	1,991	(351)	149	(202)	570	2,359
Acquired loans	124	(568)	719	151	(159)	116
Total	$39,034	$(2,619)	$1,402	$(1,217)	$3,072	$40,889

The following table details the amount of ALL by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	ALL
	December 31, 2015		December 31, 2014
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$323	$4,338	$202	$4,204
Non-residential real estate other	323	9,598	1,518	8,098
Residential real estate permanent mortgage	399	2,749	407	2,541
Residential real estate all other	839	5,886	743	5,526
Commercial and financial:
Non-consumer non-real estate	3,365	8,389	4,671	8,100
Consumer non-real estate	445	2,197	372	2,032
Other loans	291	2,357	214	2,145
Acquired loans	—	167	—	116
Total	$5,985	$35,681	$8,127	$32,762

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	December 31, 2015			December 31, 2014
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$8,619	$494,278	$—	$5,374	$478,261	$—
Non-residential real estate other	8,608	1,102,152	—	25,251	928,752	—
Residential real estate permanent mortgage	7,543	325,058	—	7,313	300,266	—
Residential real estate all other	10,803	665,886	—	8,319	628,769	—
Commercial and financial:
Non-consumer non-real estate	22,983	961,779	—	28,156	938,551	—
Consumer non-real estate	2,416	266,453	—	2,112	245,653	—
Other loans	2,323	160,293	—	233	152,751	—
Acquired loans	—	177,871	14,983	—	83,416	18,221
Total	$63,295	$4,153,770	$14,983	$76,758	$3,756,419	$18,221

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Other real estate owned	$2,139	$3,573	$1,710
Repossessed assets	1,098	1,209	1,171
Total	$3,237	$4,782	$2,881

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Period
	(Dollars in thousands)
2015	$25,019	$22,330	$(9,772)	$37,577
2014	27,134	22,521	(24,636)	25,019
2013	29,030	11,979	(13,875)	27,134

(6) PREMISES AND EQUIPMENT, NET

The following is a summary of premises and equipment by classification:

		December 31,
	Estimated Useful Lives	2015	2014
		(Dollars in thousands)
Land		$31,196	$29,658
Buildings	10 to 40 years	135,694	127,250
Furniture, fixtures and equipment	3 to 15 years	63,436	64,734
Accumulated depreciation		(103,513)	(100,301)
Premises and equipment, net		$126,813	$121,341

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2015
Core deposit intangibles	$20,333	$(7,586)	$12,747
Customer relationship intangibles	5,699	(3,061)	2,638
Mortgage servicing intangibles	538	(228)	310
Total	$26,570	$(10,875)	$15,695
As of December 31, 2014
Core deposit intangibles	$13,198	$(6,013)	$7,185
Customer relationship intangibles	5,699	(2,699)	3,000
Mortgage servicing intangibles	643	(193)	450
Total	$19,540	$(8,905)	$10,635

Estimated amortization of intangible assets for the next five years, as of December 31, 2015, is as follows (dollars in thousands):

Estimated Amortization
2016	$2,305
2017	2,223
2018	2,223
2019	2,223
2020	2,111

At December 31, 2015, the weighted-average remaining life of all intangible assets was approximately 7.6 years which consisted of customer relationship intangibles with a weighted-average life of 7.8 years, core deposit intangibles with a weighted-average life of 7.6 years and mortgage servicing intangibles with a weighted-average life of 2.0 years based on current prepayment assumptions.

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2015
Balance at beginning of period	$8,078	$30,970	$5,464	$450	$44,962
Acquisitions	—	9,448	—	—	9,448
Impairment	—	(368)	—	—	(368)
Balance at end of period	$8,078	$40,050	$5,464	$450	$54,042
Year Ended December 31, 2014
Balance at beginning of period	$8,078	$30,553	$5,464	$450	$44,545
Acquisitions	—	417	—	—	417
Balance at end of period	$8,078	$30,970	$5,464	$450	$44,962

In June 2015, the Company recorded an impairment loss of $368,000 after adopting a plan in the second quarter to close a small branch, which is included in other noninterest expense on the consolidated statement of comprehensive income.

(8) TIME DEPOSITS

Time deposits include certificates of deposit and individual retirement accounts.

At December 31, 2015, the scheduled maturities of all time deposits are as follows (Dollars in thousands):

2016	$465,972
2017	112,460
2018	61,014
2019	53,850
2020	35,859
Thereafter	443
Total	$729,598

The following table is a summary of large time deposits for the periods presented:

	December 31,
	2015	2014
	(Dollars in thousands)
Time deposits of $100,000 or more	$342,916	$347,563

The aggregate amount of domestic certificates of deposit that meet or exceed the current FDIC insurance limit was $114.5 million at both December 31, 2015 and 2014.

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2015	2014
	(Dollars in thousands)
Federal funds purchased	$500	$1,000
Repurchase agreements	—	2,982
Total	$500	$3,982
Weighted average interest rate	0.15%	0.18%
End of period interest rate	0.38%	0.14%

Federal funds purchased represent borrowings of overnight funds from other financial institutions.

The Company enters into sales of securities to certain of its customers with simultaneous agreements to repurchase. These agreements represent an overnight borrowing of funds.

(10) LONG-TERM BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $669.8 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2015, the Company had the ability to draw up to $525.3 million on the FHLB line of credit based on FHLB stock holdings of $552,500 with no advances outstanding. In addition, the Company has a revolving line of credit with the ability to draw up to $10.0 million. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

(11) JUNIOR SUBORDINATED DEBENTURES

In January 2004, the Company established BFC Capital Trust II (“BFC II”), a trust formed under the Delaware Business Trust Act. The Company owns all of the common securities of BFC II. In February 2004, BFC II issued $25 million of aggregate liquidation amount of 7.20% Cumulative Trust Preferred Securities (the “Cumulative Trust Preferred Securities”) to other investors. In March 2004, BFC II issued an additional $1 million in Cumulative Trust Preferred Securities through the execution of an over-allotment option. The proceeds from the sale of the Cumulative Trust Preferred Securities and the common securities of BFC II were invested in $26.8 million of 7.20% Junior Subordinated Debentures of the Company. Interest payments on the $26.8 million of 7.20% Junior Subordinated Debentures are payable January 15, April 15, July 15 and October 15 of each year. Such interest payments may be deferred for up to twenty consecutive quarters. The stated maturity date of the $26.8 million of 7.20% Junior Subordinated Debentures is March 31, 2034, but they are subject to mandatory redemption pursuant to optional prepayment terms. The Cumulative Trust Preferred Securities represent an undivided interest in the $26.8 million of 7.20% Junior Subordinated Debentures and are guaranteed by the Company. During any deferral period or during any event of default, the Company may not declare or pay any dividends on any of its capital stock. The Cumulative Trust Preferred Securities were callable at par, in whole or in part, after March 31, 2009.

On October 8, 2015, the Company acquired CSB Bancshares Statutory Trust I (CSB Trust I), a trust formed under the Delaware Business Trust Act, from the merger of CSB Bancshares Inc. CSB Trust I had issued $5.0 million aggregate liquidation amount of floating rate capital securities to other purchasers and $155,000 aggregate liquidation amount of common securities to CSB Bancshares Inc., which were assumed by the Company as a result of the merger. The proceeds from the sale of the securities of CSB Trust I were invested in $5.2 million of Floating Rate Junior Subordinated Deferrable Interest Debentures of CSB Bancshares Inc., which were assumed by the Company as a result of the merger. Interest payments on the $5.2 million of Floating Rate Junior Subordinated Deferrable Interest Debentures are payable March 15, June 15, September 15 and December 15 of each year. The interest rate on the $5.2 million of Floating Rate Junior Subordinated Deferrable Interest Debentures was set at three month LIBOR plus 182 basis points. The Floating Rate Junior Subordinated Deferrable Interest Debentures are due September 15, 2036.

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Current taxes:
Federal	$32,348	$28,258	$23,326
State	4,595	2,709	3,682
Deferred taxes	(1,903)	(3,683)	(483)
Total income taxes	$35,040	$27,284	$26,525

Income tax expense applicable to securities transactions approximated $3.2 million, $574,000 and $147,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes is presented in the following table:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Tax expense at the federal statutory tax rate	$35,424	$31,910	$28,295
Increase (decrease) in tax expense from:
Tax-exempt income, net	(663)	(571)	(621)
Modified endowment life contracts	(763)	(755)	(812)
State tax expense, net of federal tax benefit	2,898	1,469	2,303
Federal tax credits	(5,165)	(6,479)	(4,132)
Other, net	3,309	1,710	1,492
Total tax expense	$35,040	$27,284	$26,525

The net deferred tax asset consisted of the following and is reported in other assets:

	December 31,
	2015	2014
	(Dollars in thousands)
Provision for loan losses	$16,110	$15,814
Write-downs of other real estate owned	1,252	1,297
Deferred compensation	3,108	2,652
Stock-based compensation	3,201	3,190
Investments in partnership interests	3,651	1,966
Other	917	306
Gross deferred tax assets	28,239	25,225
Unrealized net gains on securities	(962)	(2,644)
Premium on securities of banks acquired	(563)	(715)
Intangibles	(5,575)	(2,917)
Basis difference related to tax credits	(2,689)	(1,977)
Depreciation	(6,449)	(5,504)
Leveraged lease	(1,671)	(1,964)
Other	(606)	(89)
Gross deferred tax liabilities	(18,515)	(15,810)
Net deferred tax asset	$9,724	$9,415

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2015, 2014 and 2013, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination which includes the years 2013 to 2015. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,000,000 shares in May 2013. At December 31, 2015, 5,735 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2019. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2015 will become exercisable through the year 2022. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 230,000 shares in May 2014. At December 31, 2015, 20,000 shares were available for future grants. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2015 will become exercisable through the year 2018. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Year Ended December 31, 2015
Outstanding at December 31, 2014	1,029,657	$36.55
Options granted	133,000	59.37
Options exercised	(120,758)	26.60
Options canceled, forfeited, or expired	(23,750)	37.16
Outstanding at December 31, 2015	1,018,149	40.69	8.84Yrs	$18,251
Exercisable at December 31, 2015	499,599	32.98	5.53Yrs	$12,812
Year Ended December 31, 2014
Outstanding at December 31, 2013	1,158,317	$34.45
Options granted	44,000	61.78
Options exercised	(169,535)	28.73
Options canceled, forfeited, or expired	(3,125)	36.73
Outstanding at December 31, 2014	1,029,657	36.55	8.59Yrs	$27,638
Exercisable at December 31, 2014	492,557	29.84	5.15Yrs	$16,525

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Weighted average grant-date fair value per share of options granted	$11.72	$12.27	$10.88
Total intrinsic value of options exercised	4,376	5,597	3,723
Cash received from options exercised	3,212	4,870	3,846
Tax benefit realized from options exercised	1,693	2,165	1,440

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Stock-based compensation expense	$1,717	$1,676	$1,360
Tax benefit	664	648	526
Stock-based compensation expense, net of tax	$1,053	$1,028	$834

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years. The following table shows the unearned stock-based compensation expense:

December 31, 2015
(Dollars in thousands)
Unearned stock-based compensation expense	$4,094

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.83 to 2.26%	2.10 to 2.54%	1.95 to 3.15%
Dividend yield	2.00%	2.00%	2.00%
Stock price volatility	18.23 to 21.08%	18.03 to 18.98%	18.35 to 20.21%
Expected term	10 Yrs	10 Yrs	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company amended the BancFirst Deferred Stock Compensation Plan to increase the number of shares to be issued under the plan to 91,110 shares in May 2014. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. The number of shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan was 622 and 1,356 during the years ended December 31, 2015 and 2014, respectively.

A summary of the accumulated stock units is as follows:

	December 31,
	2015	2014
Accumulated stock units	66,376	60,859
Average price	$39.64	$37.41

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

	December 31,
	2015	2014	2013
	(Dollars in thousands)
401(k) contributions	$1,966	$1,870	$1,738
ESOP contributions	1,993	1,928	1,820
Total contributions	$3,959	$3,798	$3,558

(15) STOCKHOLDERS’ EQUITY

As of December 31, 2015, 2014 and 2013 the Company’s authorized and outstanding preferred and common stock was as follows:

	No. of Shares Authorized at	No. of Shares Outstanding at December 31,
Class of Stock	December 31, 2015	2015	2014	2013	Per Value Per Share	Dividends	Voting Rights
Senior Preferred	10,000,000	—	—	—	$1.00	As declared	Voting
10% Cumulative Preferred	900,000	—	—	—	5.00	As declared	Non-voting
Common	20,000,000	15,597,446	15,504,513	15,333,622	1.00	As declared	Voting

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

(c) Common stock: At December 31, 2015, 2014 and 2013 the shares issued equaled shares outstanding.

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

The following table is a summary of the shares under the program:

	Year Ended December 31,
	2015	2014	2013
Number of shares repurchased	28,447	—	40,241
Average price of shares repurchased	$58.19	$—	$40.88
Shares remaining to be repurchased	166,276	194,723	194,723

The Company’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2016, approximately $78.6 million of the equity of BancFirst was available for dividend payments to the Company.

During any deferral period or any event of default on the Junior Subordinated Debentures, the Company may not declare or pay any dividends on any of its capital stock.

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of December 31, 2015, the Company and BancFirst met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required		To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2015:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$669,213	14.47%	$370,094	8.00%	N/A	N/A
BancFirst	607,604	13.15%	369,607	8.00%	$462,009	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$596,547	12.90%	$208,178	4.50%	N/A	N/A
BancFirst	545,938	11.82%	207,904	4.50%	$300,306	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$627,547	13.57%	$277,570	6.00%	N/A	N/A
BancFirst	565,938	12.25%	277,205	6.00%	$369,607	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$627,547	9.49%	$264,333	4.00%	N/A	N/A
BancFirst	565,938	8.59%	263,606	4.00%	$329,507	5.00%
As of December 31, 2014:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$616,862	14.75%	$334,531	8.00%	N/A	N/A
BancFirst	571,495	13.68%	334,092	8.00%	$417,615	10.00%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$575,973	13.77%	$167,265	4.00%	N/A	N/A
BancFirst	530,606	12.71%	167,046	4.00%	$250,569	6.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$575,973	8.83%	$197,249	3.00%	N/A	N/A
BancFirst	530,606	8.15%	196,716	3.00%	$327,859	5.00%

As of December 31, 2015, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework for prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

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

Management believes that, as of December 31, 2015, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(16)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Year Ended December 31, 2015
Basic
Income available to common stockholders	$66,170	15,559,059	$4.25
Effect of stock options	—	327,186
Diluted
Income available to common stockholders plus assumed exercises of stock options	$66,170	15,886,245	$4.17
Year Ended December 31, 2014
Basic
Income available to common stockholders	$63,887	15,430,773	$4.14
Effect of stock options	—	363,630
Diluted
Income available to common stockholders plus assumed exercises of stock options	$63,887	15,794,403	$4.04
Year Ended December 31, 2013
Basic
Income available to common stockholders	$54,317	15,268,843	$3.56
Effect of stock options	—	279,979
Diluted
Income available to common stockholders plus assumed exercises of stock options	$54,317	15,548,822	$3.49

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2015	177,718	$58.47
December 31, 2014	69,405	55.87
December 31, 2013	118,603	42.79

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Cash	$45,437	$36,700
Securities	103	103
Investments in subsidiaries	639,119	598,413
Goodwill	450	450
Dividends receivable	6,773	6,434
Other assets	1,688	983
Total assets	$693,570	$643,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$6,101	$6,965
Junior subordinated debentures	31,959	26,804
Stockholders’ equity	655,510	609,314
Total liabilities and stockholders’ equity	$693,570	$643,083

STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$26,043	$24,851	$22,612
Interest on interest-bearing deposits	66	62	47
Other	2	14	92
Total operating income	26,111	24,927	22,751
OPERATING EXPENSE
Interest	1,998	1,965	1,965
Other	628	667	661
Total operating expense	2,626	2,632	2,626
Income before taxes and equity in undistributed earnings of subsidiaries	23,485	22,295	20,125
Allocated income tax (expense)/benefit	(796)	472	978
Income before equity in undistributed earnings of subsidiaries	22,689	22,767	21,103
Equity in undistributed earnings of subsidiaries	44,653	42,196	34,351
Amortization of stock-based compensation arrangements of subsidiaries	(1,172)	(1,076)	(1,137)
Net income	$66,170	$63,887	$54,317

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,170	$63,887	$54,317
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(44,653)	(42,196)	(34,351)
Amortization of stock-based compensation arrangements	1,172	1,076	1,137
Other, net	(343)	(656)	(2,116)
Net cash provided by operating activities	22,346	22,111	18,987
INVESTING ACTIVITIES
Net cash provided by acquisitions	5,066	—	—
Sales and maturities of held for investment and available for sale securities	—	8	63
Net cash provided by investing activities	5,066	8	63
FINANCING ACTIVITIES
Issuance of common stock	4,428	6,532	5,200
Common stock acquired	(1,654)	—	(2,710)
Cash dividends paid	(21,449)	(19,543)	(13,583)
Net cash used for financing activities	(18,675)	(13,011)	(11,093)
Net increase in cash	8,737	9,108	7,957
Cash and due from banks at the beginning of the period	36,700	27,592	19,635
Cash and due from banks at the end of the period	$45,437	$36,700	$27,592
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$1,998	$1,965	$1,965
Cash received during the period for income taxes, net	$1,131	$1,822	$4,449

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

	December 31,
	2015	2014
	(Dollars in thousands)
Loan commitments	$960,490	$937,221
Stand-by letters of credit	61,889	63,734

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

The Company leases two parcels of land on which it owns buildings, twenty ATM locations, two storage facilities, three parking lots and office space in thirteen buildings. These leases expire at various dates through 2064.

The future minimum rental payments under these leases at December 31, 2015, were as follows (Dollars in thousands):

2016	$1,050
2017	745
2018	226
2019	162
2020	40
Later years	594
Total	$2,817

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2015	$1,360
2014	1,255
2013	1,175

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
December 31, 2015
Securities available for sale:
U.S. Treasury	$329,696	$—	$—	$329,696
U.S. federal agencies	—	131,896	—	131,896
Mortgage-backed securities	—	7,039	14,816	21,855
States and political subdivisions	—	50,920	—	50,920
Other securities	—	3,485	6,308	9,793
Derivative assets	—	1,946	—	1,946
Derivative liabilities	—	989	—	989
Loans held for sale	—	13,725	—	13,725
Mortgage servicing intangibles	—	—	310	310

December 31, 2014
Securities available for sale:
U.S. Treasury	$248,993	$—	$—	$248,993
U.S. federal agencies	—	172,449	—	172,449
Mortgage-backed securities	—	9,425	17,032	26,457
States and political subdivisions	—	53,373	—	53,373
Other securities	—	3,491	11,427	14,918
Derivative assets	—	6,124	—	6,124
Derivative liabilities	—	4,756	—	4,756
Loans held for sale	—	9,433	—	9,433
Mortgage servicing intangibles	—	—	450	450

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the years ended December 31, 2015 and 2014 were as follows:

	Twelve Months Ended December 31,
	2015	2014
	(Dollars in thousands)
Balance at the beginning of the year	$28,909	$32,002
Purchases, issuances and settlements	(1,718)	(1,314)
Sales	(8,817)	(3,433)
Gains included in earnings	7,001	1,469
Total unrealized (losses) gains	(3,941)	185
Balance at the end of the period	$21,434	$28,909

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the years ended December 31, 2015 and 2014, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis and the related gains or losses recognized during the year:

	Total Fair Value Level 3	Losses
	(Dollars in thousands)
As of and for the Year-to-date Period Ended December 31, 2015
Impaired loans (less specific allowance)	$44,399	$—
Foreclosed assets	230	—
Other real estate owned	7,984	128

As of and for the Year-to-date Period Ended December 31, 2014
Impaired loans (less specific allowance)	$33,797	$—
Foreclosed assets	220	—
Other real estate owned	7,859	730

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	December 31,
	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,598,177	$1,598,177	$1,913,895	$1,913,895
Securities held for investment	8,289	8,350	8,593	8,671
Level 3 inputs:
Securities held for investment	500	500	—	—
Loans, net of allowance for loan losses	4,190,382	4,222,153	3,810,509	3,847,791
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	5,973,358	6,028,012	5,904,704	5,945,502
Short-term borrowings	500	500	3,982	3,982
Junior subordinated debentures	31,959	33,793	26,804	31,200
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,681		1,640
Letters of credit		464		478

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued semi-annually) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment, of which there were none as of December 31, 2015 or 2014. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at December 31, 2015 or 2014.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		December 31,
		2015		2014
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	86	$604	312	$4,629
Derivative liabilities	Barrels	(86)	(378)	(312)	(4,271)

Natural Gas
Derivative assets	MMBTUs	3,920	1,342	2,010	1,495
Derivative liabilities	MMBTUs	(3,920)	(611)	(2,010)	(485)

Total Fair Value	Included in
Derivative assets	Other assets		1,946		6,124
Derivative liabilities	Other liabilities		(989)		(4,756)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Derivative income	$341	$500	$521

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	December 31,
	2015	2014
	(Dollars in thousands)
Credit exposure	$37	$4,028

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2015
Net interest income (expense)	$61,500	$122,404	$6,798	$(1,910)	$—	$188,792
Provision for loan losses	2,684	3,806	1,176	9	—	7,675
Noninterest income	16,552	52,598	33,629	72,806	(69,777)	105,808
Depreciation and amortization	2,273	7,894	514	1,220	—	11,901
Other expenses	32,942	91,655	22,308	27,221	(312)	173,814
Income before taxes	$40,153	$71,647	$16,429	$42,446	$(69,465)	$101,210
Total assets	$2,277,870	$4,379,205	$128,697	$624,428	$(717,371)	$6,692,829
Capital expenditures	$3,743	$4,634	$121	$2,765	$—	$11,263
December 31, 2014
Net interest income (expense)	$59,923	$116,935	$6,155	$(1,662)	$—	$181,351
Provision for loan losses	3,077	(488)	481	2	—	3,072
Noninterest income	13,752	51,415	28,079	69,442	(66,275)	96,413
Depreciation and amortization	2,216	7,277	522	1,334	—	11,349
Other expenses	32,300	89,888	22,304	27,998	(318)	172,172
Income before taxes	$36,082	$71,673	$10,927	$38,446	$(65,957)	$91,171
Total assets	$2,298,828	$4,113,783	$145,814	$679,194	$(662,647)	$6,574,972
Capital expenditures	$1,948	$7,972	$121	$1,449	$—	$11,490
December 31, 2013
Net interest income (expense)	$56,346	$102,705	$6,239	$(1,771)	$—	$163,519
Provision for loan losses	(154)	1,205	121	86	—	1,258
Noninterest income	12,881	48,418	25,659	59,298	(56,101)	90,155
Depreciation and amortization	2,178	7,011	521	1,367	—	11,077
Other expenses	31,396	84,011	21,604	23,818	(332)	160,497
Income before taxes	$35,807	$58,896	$9,652	$32,256	$(55,769)	$80,842
Total assets	$2,079,444	$3,764,429	$103,656	$703,294	$(611,849)	$6,038,974
Capital expenditures	$5,534	$6,445	$219	$1,698	$—	$13,896

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

(23) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 is as follows:

	Quarter
	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
2015
Net interest income	$50,075	$46,876	$46,215	$45,626
Provision for loan losses	3,646	1,424	1,271	1,334
Securities transactions	2,148	—	5,392	1,729
Noninterest income	26,473	25,324	28,715	25,296
Noninterest expense	49,011	46,352	45,429	44,923
Net income	15,728	15,630	18,553	16,259
Net income per common share:
Basic	1.00	1.01	1.19	1.05
Diluted	0.99	0.98	1.17	1.03
2014
Net interest income	$47,319	$46,514	$45,489	$42,029
Provision for loan losses	1,840	(3,115)	3,129	1,218
Securities transactions	822	284	85	450
Noninterest income	24,302	24,938	23,611	23,562
Noninterest expense	46,886	46,942	45,857	43,836
Net income	15,749	18,793	14,688	14,657
Net income per common share:
Basic	1.02	1.22	0.94	0.96
Diluted	0.99	1.19	0.92	0.94

(24) SUBSEQUENT EVENT

Subsequent to December 31, 2015, the Company repurchased 100,000 shares of its common stock at an average price of $55.23 under the Company’s stock repurchase program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2015.

Item 9A. Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and its Disclosure Committee, which includes the Company’s Chief Risk Officer, Chief Internal Auditor, Chief Asset Quality Officer, Controller, and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures. Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter of 2015 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2015.

BKD LLP, independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

March 11, 2016

/s/ DAVID E. RAINBOLT
David E. Rainbolt
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

BancFirst Corporation

Oklahoma City, Oklahoma

We have audited BancFirst Corporation’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 11, 2016, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Oklahoma City, Oklahoma

March 11, 2016

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K will be contained in the 2016 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2016 Proxy Statement under the caption “16(a) Beneficial Ownership Reporting Compliance” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2015 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2016 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.

The information required by Item 403 of Regulation S-K will be contained in the 2016 Proxy Statement under the caption “Security Ownership” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K will be contained in the 2016 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2016 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	For the financial statements of BancFirst Corporation, reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flow for the three years ended December 31, 2015, 2014 and 2013

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

4.7

Form of Guarantee Agreement by and between CSB Bancshares, Inc. and Wilmington Trust Company (filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2015 and incorporated herein by reference).

4.8

Form of Indenture relating to the Floating Rate Junior Subordinated Deferrable Interest Debentures of CSB Bancshares, Inc., issued to Wilmington Trust Company (filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2015 and incorporated herein by reference).

4.9

Form of First Supplemental Indenture relating to the Floating Rate Junior Subordinated Deferrable Interest Debentures by and between Wilmington Trust Company and BancFirst Corporation (filed as Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2015 and incorporated herein by reference).

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

March 11, 2016	BANCFIRST CORPORATION
/s/ David E. Rainbolt
David E. Rainbolt
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2016.

/s/ H. E. Rainbolt	/s/ David E. Rainbolt
H. E. Rainbolt	David E. Rainbolt
Chairman of the Board	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Dennis L. Brand
Dennis L. Brand	C. L. Craig, Jr.
Chief Executive Officer, BancFirst and Director	Director
/s/ James R. Daniel
William H. Crawford	James R. Daniel
Director	Vice Chairman of the Board
/s/ K. Gordon Greer
F. Ford Drummond	K. Gordon Greer
Director	Vice Chairman of the Board

Dr. Donald B. Halverstadt	Dave R. Lopez
Director	Director
/s/ William O. Johnstone	/s/ J. Ralph McCalmont
William O. Johnstone	J. Ralph McCalmont
Vice Chairman of the Board	Director
/s/ Tom H. McCasland, III
Tom H. McCasland, III	Ronald J. Norick
Director	Director
/s/ Michael S. Samis
Paul B. Odom, Jr.	Michael S. Samis
Director	Director
/s/ Natalie Shirley
Natalie Shirley	Michael K. Wallace
Director	Director
/s/ Gregory Wedel
Gregory Wedel	G. Rainey Williams, Jr.
Director	Director
/s/ Kevin Lawrence	/s/ Randy Foraker
Kevin Lawrence	Randy Foraker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Risk Officer (Principal Accounting Officer)

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The period presented is from January 1, 2011 through December 31, 2015. The graph assumes an investment on January 1, 2011 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each quarter during the period represent the cumulative market values of the respective investment.

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

4.7

Form of Guarantee Agreement by and between CSB Bancshares, Inc. and Wilmington Trust Company (filed as Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2015 and incorporated herein by reference).

4.8

Form of Indenture relating to the Floating Rate Junior Subordinated Deferrable Interest Debentures of CSB Bancshares, Inc., issued to Wilmington Trust Company (filed as Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2015 and incorporated herein by reference).

4.9

Form of First Supplemental Indenture relating to the Floating Rate Junior Subordinated Deferrable Interest Debentures by and between Wilmington Trust Company and BancFirst Corporation (filed as Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2015 and incorporated herein by reference).

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