Form 10-Q
period 2016-03-31
BANCFIRST CORP /OK/
filed 2016-05-06
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016 there were 15,546,253 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2016	2015
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$169,969	$203,364
Interest-bearing deposits with banks	1,498,356	1,394,813
Securities (fair value: $498,041 and $553,010, respectively)	497,986	552,949
Loans held for sale	7,626	13,725
Loans (net of unearned interest)	4,275,112	4,232,048
Allowance for loan losses	(44,571)	(41,666)
Loans, net of allowance for loan losses	4,230,541	4,190,382
Premises and equipment, net	127,093	126,813
Other real estate owned	3,963	7,984
Intangible assets, net	15,093	15,695
Goodwill	54,042	54,042
Accrued interest receivable and other assets	136,269	133,062
Total assets	$6,740,938	$6,692,829

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,413,700	$2,409,769
Interest-bearing	3,597,172	3,563,589
Total deposits	6,010,872	5,973,358
Short-term borrowings	1,300	500
Accrued interest payable and other liabilities	34,146	31,502
Junior subordinated debentures	31,959	31,959
Total liabilities	6,078,277	6,037,319

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,527,804 and 15,597,446, respectively	15,528	15,597
Capital surplus	103,978	102,865
Retained earnings	541,098	535,521
Accumulated other comprehensive income, net of income tax of $1,297 and $962, respectively	2,057	1,527
Total stockholders' equity	662,661	655,510
Total liabilities and stockholders' equity	$6,740,938	$6,692,829

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
INTEREST INCOME
Loans, including fees	$50,195	$45,949
Securities:
Taxable	1,327	1,399
Tax-exempt	255	246
Interest-bearing deposits with banks	1,802	1,062
Total interest income	53,579	48,656
INTEREST EXPENSE
Deposits	3,080	2,538
Short-term borrowings	1	1
Junior subordinated debentures	522	491
Total interest expense	3,603	3,030
Net interest income	49,976	45,626
Provision for loan losses	4,103	1,334
Net interest income after provision for loan losses	45,873	44,292
NONINTEREST INCOME
Trust revenue	2,465	2,342
Service charges on deposits	14,710	13,352
Securities transactions (includes accumulated other comprehensive income reclassifications of $100 and $606, respectively)	100	1,729
Income from sales of loans	562	440
Insurance commissions	4,135	4,068
Cash management	2,318	1,819
Gain on sale of other assets	4	40
Other	1,323	1,506
Total noninterest income	25,617	25,296
NONINTEREST EXPENSE
Salaries and employee benefits	29,357	27,513
Occupancy, net	2,827	2,835
Depreciation	2,530	2,464
Amortization of intangible assets	581	444
Data processing services	1,215	1,117
Net expense from other real estate owned	(1,141)	314
Marketing and business promotion	1,855	1,679
Deposit insurance	839	826
Other	8,228	7,731
Total noninterest expense	46,291	44,923
Income before taxes	25,199	24,665
Income tax expense	8,620	8,406
Net income	$16,579	$16,259
NET INCOME PER COMMON SHARE
Basic	$1.07	$1.05
Diluted	$1.05	$1.03
OTHER COMPREHENSIVE INCOME
Unrealized gains on securities, net of tax of $(374) and $(700), respectively	591	1,111
Reclassification adjustment for gains included in net income, net of tax of $39 and $234, respectively	(61)	(372)
Other comprehensive gains, net of tax of $(335) and $(466), respectively	530	739
Comprehensive income	$17,109	$16,998

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
COMMON STOCK
Issued at beginning of period	$15,597	$15,504
Shares issued	31	8
Shares acquired and canceled	(100)	—
Issued at end of period	$15,528	$15,512
CAPITAL SURPLUS
Balance at beginning of period	$102,865	$96,841
Common stock issued	871	236
Tax effect of stock options	(209)	(64)
Stock-based compensation arrangements	451	464
Balance at end of period	$103,978	$97,477
RETAINED EARNINGS
Balance at beginning of period	$535,521	$492,776
Net income	16,579	16,259
Dividends on common stock ($0.36 and $0.34 per share, respectively)	(5,579)	(5,277)
Common stock acquired and canceled	(5,423)	—
Balance at end of period	$541,098	$503,758
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$1,527	$4,193
Net change	530	739
Balance at end of period	$2,057	$4,932
Total stockholders’ equity	$662,661	$621,679

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,579	$16,259
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	4,103	1,334
Depreciation and amortization	3,111	2,908
Net amortization of securities premiums and discounts	148	148
Realized securities gains	(100)	(1,729)
Gain on sales of loans	(562)	(440)
Cash receipts from the sale of loans originated for sale	40,271	36,163
Cash disbursements for loans originated for sale	(33,610)	(37,393)
Deferred income tax benefit	(829)	(586)
(Gain)/loss on other assets	(1,222)	207
Increase in interest receivable	(176)	(356)
Increase/(decrease) in interest payable	13	(20)
Amortization of stock-based compensation arrangements	451	464
Other, net	300	5,855
Net cash provided by operating activities	$28,477	$22,814
INVESTING ACTIVITIES
Net increase in federal funds sold	—	(1,000)
Purchases of available for sale securities	—	(30,740)
Proceeds from maturities, calls and paydowns of held for investment securities	410	311
Proceeds from maturities, calls and paydowns of available for sale securities	55,071	6,144
Proceeds from sales of available for sale securities	299	1,729
Net change in loans	(45,010)	3,613
Purchases of premises, equipment and computer software	(2,939)	(4,107)
Proceeds from the sale of other assets	5,971	1,955
Net cash provided by (used in) investing activities	13,802	(22,095)
FINANCING ACTIVITIES
Net change in deposits	37,514	(20,903)
Net increase/(decrease) in short-term borrowings	800	(1,939)
Issuance of common stock, net	693	180
Common stock acquired	(5,523)	—
Cash dividends paid	(5,615)	(5,271)
Net cash provided by (used in) financing activities	27,869	(27,933)
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	70,148	(27,214)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,598,177	1,913,895
Cash, due from banks and interest-bearing deposits at the end of the period	$1,668,325	$1,886,681
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,591	$3,050
Cash paid during the period for income taxes	$1,050	$600
Noncash investing and financing activities:
Unpaid common stock dividends declared	$5,579	$5,271

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United State of America (U.S. GAAP) and general practice within the banking industry. A summary of significant accounting policies can be found in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

The unaudited interim consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2015, the date of the most recent annual report.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases - (Topic 842).” ASU 2016-02 requires that lessees recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Adoption of ASU 2016-02 is not expected to have a significant effect on the Company’s financial statements.

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

During the quarter ended March 31, 2016, the Company had gains on the sale of other real estate owned totaling $1.2 million that is included in net expense from other real estate owned on the consolidated statements of comprehensive income.

(3)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Held for investment, at cost (fair value: $8,434 and $8,850, respectively)	$8,379	$8,789
Available for sale, at fair value	489,607	544,160
Total	$497,986	$552,949

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016	(Dollars in thousands)
Mortgage backed securities (1)	$323	$25	$—	$348
States and political subdivisions	7,556	30	—	7,586
Other securities	500	—	—	500
Total	$8,379	$55	$—	$8,434
December 31, 2015
Mortgage backed securities (1)	$347	$25	$—	$372
States and political subdivisions	7,942	36	—	7,978
Other securities	500	—	—	500
Total	$8,789	$61	$—	$8,850

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016	(Dollars in thousands)
U.S. treasuries	$279,020	$1,695	$—	$280,715
U.S. federal agencies	128,391	539	(76)	128,854
Mortgage backed securities (1)	21,444	415	(550)	21,309
States and political subdivisions	47,904	1,473	(85)	49,292
Other securities (2)	9,494	125	(182)	9,437
Total	$486,253	$4,247	$(893)	$489,607
December 31, 2015
U.S. treasuries	$328,965	$776	$(45)	$329,696
U.S. federal agencies	131,522	527	(153)	131,896
Mortgage backed securities (1)	21,973	425	(543)	21,855
States and political subdivisions	49,521	1,447	(48)	50,920
Other securities (2)	9,689	249	(145)	9,793
Total	$541,670	$3,424	$(934)	$544,160

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

Realized gains are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income. In January 2015, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, recognized a pretax gain of approximately $1.7 million on one of its investments.

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

	March 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$4,983	$4,990	$5,168	$5,174
After one year but within five years	2,594	2,617	2,800	2,829
After five years but within ten years	778	802	795	319
After ten years	24	25	26	528
Total	$8,379	$8,434	$8,789	$8,850
Available for Sale
Contractual maturity of debt securities:
Within one year	$224,616	$224,814	$272,820	$272,779
After one year but within five years	175,071	177,377	178,617	180,145
After five years but within ten years	7,794	8,359	8,483	9,075
After ten years	72,746	73,052	75,522	75,853
Total debt securities	480,227	483,602	535,442	537,852
Equity securities	6,026	6,005	6,228	6,308
Total	$486,253	$489,607	$541,670	$544,160

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Book value of pledged securities	$458,893	$493,540

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$790,156	18.48%	$795,803	18.80%
Oil & gas production and equipment	86,524	2.02	87,304	2.06
Agriculture	149,442	3.50	150,620	3.56
State and political subdivisions:
Taxable	17,628	0.41	17,605	0.42
Tax-exempt	36,177	0.85	33,575	0.79
Real estate:
Construction	401,330	9.39	403,664	9.54
Farmland	189,934	4.44	184,707	4.36
One to four family residences	825,357	19.31	821,251	19.41
Multifamily residential properties	62,189	1.45	65,477	1.55
Commercial	1,406,204	32.89	1,356,430	32.05
Consumer	276,463	6.47	283,636	6.70
Other (not classified above)	33,708	0.79	31,976	0.76
Total loans	$4,275,112	100.00%	$4,232,048	100.00%

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

Accounting policies related to appraisals, nonaccruals and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,099	$1,841
Nonaccrual	31,040	30,096
Restructured	533	15,143
Total nonperforming and restructured loans	32,672	47,080
Other real estate owned and repossessed assets	4,245	8,214
Total nonperforming and restructured assets	$36,917	$55,294

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table above. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $513,000 for the three months ended March 31, 2016 and approximately $310,000 for the three months ended March 31, 2015.

Restructured loans consisted primarily of one relationship restructured in prior periods to defer certain principal payments. This relationship was re-evaluated and removed from restructured loans in 2016 due to sustained improvement in financial condition, performance and the commercially reasonable nature of its structure. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be restructured were not considered to be material.

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the credit risk component in the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$372	$261
Non-residential real estate other	3,952	3,957
Residential real estate permanent mortgage	800	656
Residential real estate all other	4,548	1,833
Commercial and financial:
Non-consumer non-real estate	8,283	10,159
Consumer non-real estate	301	312
Other loans	9,343	9,381
Acquired loans	3,441	3,537
Total	$31,040	$30,096

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of March 31, 2016
Real estate:
Non-residential real estate owner occupied	$1,130	$17	$254	$1,401	$510,687	$512,088	$—
Non-residential real estate other	3,563	—	285	3,848	1,135,560	1,139,408	238
Residential real estate permanent mortgage	3,076	632	1,003	4,711	325,107	329,818	445
Residential real estate all other	5,652	339	775	6,766	693,107	699,873	113
Commercial and financial:
Non-consumer non-real estate	2,825	130	487	3,442	975,485	978,927	92
Consumer non-real estate	1,862	676	344	2,882	261,565	264,447	168
Other loans	1,023	347	7,934	9,304	153,567	162,871	12
Acquired loans	1,252	419	615	2,286	185,394	187,680	31
Total	$20,383	$2,560	$11,697	$34,640	$4,240,472	$4,275,112	$1,099
As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$441	$179	$183	$803	$502,094	$502,897	$—
Non-residential real estate other	1,149	108	568	1,825	1,108,935	1,110,760	521
Residential real estate permanent mortgage	2,840	636	648	4,124	328,477	332,601	493
Residential real estate all other	2,842	609	824	4,275	672,414	676,689	193
Commercial and financial:
Non-consumer non-real estate	2,278	161	187	2,626	982,136	984,762	152
Consumer non-real estate	2,237	772	349	3,358	265,511	268,869	278
Other loans	3,565	295	1,761	5,621	156,995	162,616	132
Acquired loans	1,052	71	918	2,041	190,813	192,854	72
Total	$16,404	$2,831	$5,438	$24,673	$4,207,375	$4,232,048	$1,841

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

The Company offers Small Business Administration (“SBA”) guaranteed loans through its Commercial Capital division to expand access to capital for creditworthy small businesses at reasonable terms. The SBA does not provide funds to the borrower, instead, the SBA guarantees a portion of the lender’s loan, which is conditional based on the lender following certain requirements established by the SBA. Typically, if the borrower defaults the SBA pays off the guaranteed portion of the remaining loan balance. However, if any of these requirements are not followed, the SBA can either deny a request for purchase of its guaranteed portion, or reduce the amount of its purchase by the amount of any loss. Because of the volume of SBA guaranteed loans, from time to time the Company may be in negotiation with the SBA regarding the amount of a guarantee that is collectable. If a request is denied, the Company could be required to record additional charge-offs of the previously guaranteed portion of the loan. As of the filing date, collectability on the guarantee for an SBA loan was uncertain; however, the amount of loss, if any, was not estimable.

The following table presents impaired loans, segregated by class of loans. No material amount of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of March 31, 2016
Real estate:
Non-residential real estate owner occupied	$615	$487	$15	$418
Non-residential real estate other	6,207	4,190	157	15,123
Residential real estate permanent mortgage	1,498	1,305	86	1,276
Residential real estate all other	5,101	4,823	1,382	2,781
Commercial and financial:
Non-consumer non-real estate	12,762	8,375	2,017	9,190
Consumer non-real estate	652	609	120	745
Other loans	10,705	9,355	459	9,892
Acquired loans	6,276	3,745	—	3,977
Total	$43,816	$32,889	$4,236	$43,402

As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$507	$383	$14	$446
Non-residential real estate other	21,068	19,052	357	19,655
Residential real estate permanent mortgage	1,401	1,209	81	1,125
Residential real estate all other	2,498	2,235	242	1,958
Commercial and financial:
Non-consumer non-real estate	13,897	10,312	2,062	11,786
Consumer non-real estate	738	715	181	652
Other loans	10,722	9,513	331	10,335
Acquired loans	6,295	4,248	—	4,564
Total	$57,126	$47,667	$3,268	$50,521

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

The general characteristics of the risk grades are disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of March 31, 2016
Real estate:
Non-residential real estate owner occupied	$423,003	$77,243	$11,470	$372	$—	$512,088
Non-residential real estate other	966,113	163,932	5,379	3,984	—	1,139,408
Residential real estate permanent mortgage	290,540	30,941	7,043	1,294	—	329,818
Residential real estate all other	574,683	112,736	7,649	4,805	—	699,873
Commercial and financial:
Non-consumer non-real estate	809,004	136,143	25,513	8,267	—	978,927
Consumer non-real estate	247,419	14,419	2,099	510	—	264,447
Other loans	153,486	5,629	1,336	2,420	—	162,871
Acquired loans	159,016	13,924	10,991	3,674	75	187,680
Total	$3,623,264	$554,967	$71,480	$25,326	$75	$4,275,112

As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$417,529	$76,749	$8,304	$315	$—	$502,897
Non-residential real estate other	945,993	156,159	4,580	4,028	—	1,110,760
Residential real estate permanent mortgage	295,265	29,793	6,315	1,228	—	332,601
Residential real estate all other	554,007	111,879	9,109	1,694	—	676,689
Commercial and financial:
Non-consumer non-real estate	821,394	140,384	12,687	10,297	—	984,762
Consumer non-real estate	251,994	14,433	1,779	662	1	268,869
Other loans	153,416	5,851	872	2,477	—	162,616
Acquired loans	165,305	12,566	11,049	3,858	76	192,854
Total	$3,604,903	$547,814	$54,695	$24,559	$77	$4,232,048

Allowance for Loan Losses Methodology

The allowance for loan losses (“ALL”) methodology is disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following table details activity in the ALL by class of loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2016
Real estate:
Non-residential real estate owner occupied	$4,661	$(1)	$—	$(1)	$172	$4,832
Non-residential real estate other	9,921	(1)	1	—	290	10,211
Residential real estate permanent mortgage	3,148	(50)	17	(33)	49	3,164
Residential real estate all other	6,725	(67)	4	(63)	1,327	7,989
Commercial and financial:
Non-consumer non-real estate	11,754	(803)	11	(792)	1,851	12,813
Consumer non-real estate	2,642	(221)	38	(183)	94	2,553
Other loans	2,648	(133)	6	(127)	269	2,790
Acquired loans	167	(4)	5	1	51	219
Total	$41,666	$(1,280)	$82	$(1,198)	$4,103	$44,571

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2015
Real estate:
Non-residential real estate owner occupied	$4,406	$(1)	$1	$—	$55	$4,461
Non-residential real estate other	9,616	—	—	—	282	9,898
Residential real estate permanent mortgage	2,948	(40)	9	(31)	67	2,984
Residential real estate all other	6,269	(68)	5	(63)	372	6,578
Commercial and financial:
Non-consumer non-real estate	12,771	(153)	31	(122)	419	13,068
Consumer non-real estate	2,404	(127)	15	(112)	35	2,327
Other loans	2,359	(213)	9	(204)	86	2,241
Acquired loans	116	(160)	26	(134)	18	—
Total	$40,889	$(762)	$96	$(666)	$1,334	$41,557

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	March 31, 2016		December 31, 2015

	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied.	$444	$4,388	$323	$4,338
Non-residential real estate other	351	9,860	323	9,598
Residential real estate permanent mortgage	438	2,726	399	2,749
Residential real estate all other	1,926	6,063	839	5,886
Commercial and financial:
Non-consumer non-real estate	4,539	8,274	3,365	8,389
Consumer non-real estate	396	2,157	445	2,197
Other loans	413	2,377	291	2,357
Acquired loans	—	219	—	167
Total	$8,507	$36,064	$5,985	$35,681

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	March 31, 2016			December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$11,843	$500,245	$—	$8,619	$494,278	$—
Non-residential real estate other	9,363	1,130,045	—	8,608	1,102,152	—
Residential real estate permanent mortgage	8,337	321,481	—	7,543	325,058	—
Residential real estate all other	12,453	687,420	—	10,803	665,886	—
Commercial and financial:
Non-consumer non-real estate	33,780	945,147	—	22,983	961,779	—
Consumer non-real estate	2,596	261,851	—	2,416	266,453	—
Other loans	2,216	160,655	—	2,323	160,293	—
Acquired loans	—	172,940	14,740	—	177,871	14,983
Total	$80,588	$4,179,784	$14,740	$63,295	$4,153,770	$14,983

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Other real estate owned	$344	$260
Repossessed assets	404	220
Total	$748	$480

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of March 31, 2016
Core deposit intangibles	$18,659	$(6,402)	$12,257
Customer relationship intangibles	5,699	(3,151)	2,548
Mortgage servicing intangibles	525	(237)	288
Total	$24,883	$(9,790)	$15,093
As of December 31, 2015
Core deposit intangibles	$20,333	$(7,586)	$12,747
Customer relationship intangibles	5,699	(3,061)	2,638
Mortgage servicing intangibles	538	(228)	310
Total	$26,570	$(10,875)	$15,695

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
(Dollars in thousands)
Three month ended March 31, 2016
Balance at beginning and end of period	$8,078	$40,050	$5,464	$450	$54,042

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

(6)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,000,000 shares in May 2013. At March 31, 2016, 5,735 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2019. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2016 will become exercisable through the year 2023. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 230,000 shares in May 2014. At March 31, 2016, 10,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2016 will become exercisable through the year 2020. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued stock to satisfy stock-based exercises, but reserves the right to use treasury stock purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Three Months Ended March 31, 2016
Outstanding at December 31, 2015	1,018,149	$40.69
Options granted	15,000	55.15
Options exercised	(29,600)	29.56
Options canceled, forfeited, or expired	(5,000)	41.02
Outstanding at March 31, 2016	998,549	41.24	8.83 Yrs	$15,767
Exercisable at March 31, 2016	486,874	33.47	5.55 Yrs	$11,471

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands except per share data)
Weighted average grant-date fair value per share of options granted	$11.47	$11.00
Total intrinsic value of options exercised	779	237
Cash received from options exercised	875	244
Tax benefit realized from options exercised	301	92

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Stock-based compensation expense	$451	$464
Tax benefit	174	180
Stock-based compensation expense, net of tax	$277	$284

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

March 31, 2016
(Dollars in thousands)
Unearned stock-based compensation expense	$3,834

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method during the periods presented:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.91 to 2.02%	1.83 to 1.96%
Dividend yield	2.00%	2.00%
Stock price volatility	20.41 to 20.64%	18.23 to 18.50%
Expected term	10 Yrs	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company amended the BancFirst Deferred Stock Compensation Plan to increase the number of shares to be issued under the plan to 91,110 shares in May 2014. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. The number of shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan was 758 during the three months ended March 31, 2016.

A summary of the accumulated stock units is as follows:

	March 31,	December 31,
	2016	2015
Accumulated stock units	67,558	66,376
Average price	$40.17	$39.64

(7)	STOCKHOLDERS’ EQUITY

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management within the limitations of a Board approved share buyback program.

The following table is a summary of the shares under the program:

	Three Months Ended March 31,
	2016	2015
Number of shares repurchased	100,000	—
Average price of shares repurchased	$55.23	—
Shares remaining to be repurchased	66,276	194,723

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of March 31, 2016, the Company and BancFirst met all capital adequacy requirements to which they are subject.  The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2016:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$673,104	14.40%	$373,849	8.00%	$403,056	8.625%	N/A	N/A
BancFirst	616,209	13.20%	373,346	8.00%	402,513	8.625%	$466,682	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$597,533	12.79%	$210,290	4.50%	$239,497	5.125%	N/A	N/A
BancFirst	551,638	11.82%	210,007	4.50%	239,174	5.125%	$303,343	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$628,533	13.45%	$280,387	6.00%	$309,594	6.625%	N/A	N/A
BancFirst	571,638	12.25%	280,009	6.00%	309,177	6.625%	$373,346	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$628,533	9.51%	$264,328	4.00%	N/A	N/A	N/A	N/A
BancFirst	571,638	8.68%	263,405	4.00%	N/A	N/A	$329,256	5.00%

As of March 31, 2016, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework from prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

Management believes that, as of March 31, 2016, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share based on weighted-average shares outstanding are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2016
Basic
Income available to common stockholders	$16,579	15,534,416	$1.07
Dilutive effect of stock options	—	281,955
Diluted
Income available to common stockholders plus assumed exercises of stock options	$16,579	15,816,371	$1.05
Three Months Ended March 31, 2015
Basic
Income available to common stockholders	$16,259	15,507,346	$1.05
Dilutive effect of stock options	—	331,202
Diluted
Income available to common stockholders plus assumed exercises of stock options	$16,259	15,838,548	$1.03

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended March 31, 2016	236,451	$58.59
Three Months Ended March 31, 2015	128,667	57.68

(9)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2016
Securities available for sale:
U.S. Treasury	$280,715	$—	$—	$280,715
U.S. federal agencies	—	128,854	—	128,854
Mortgage-backed securities	—	6,493	14,816	21,309
States and political subdivisions	—	49,292	—	49,292
Other securities	—	3,432	6,005	9,437
Derivative assets	—	1,210	—	1,210
Derivative liabilities	—	605	—	605
Loans held for sale	—	7,626	—	7,626

December 31, 2015
Securities available for sale:
U.S. Treasury	$329,696	$—	$—	$329,696
U.S. federal agencies	—	131,896	—	131,896
Mortgage-backed securities	—	7,039	14,816	21,855
States and political subdivisions	—	50,920	—	50,920
Other securities	—	3,485	6,308	9,793
Derivative assets	—	1,946	—	1,946
Derivative liabilities	—	989	—	989
Loans held for sale	—	13,725	—	13,725

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at the beginning of the year	$21,124	$28,459
Purchases, issuances and settlements	(4)	(744)
Sales	(299)	(1,729)
Gains included in earnings	100	1,729
Total unrealized (losses) gains	(100)	(589)
Balance at the end of the period	$20,821	$27,126

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the three months ended March 31, 2016 and 2015, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis and the related losses recognized during the period:

	Total Fair Value Level 3	Losses
	(Dollars in thousands)
As of and for the Year-to-date Period Ended March 31, 2016
Impaired loans (less specific allowance)	$28,653	$—
Foreclosed assets	281	2
Other real estate owned	3,963	—

As of and for the Year-to-date Period Ended December 31, 2015
Impaired loans (less specific allowance)	$44,399	$—
Foreclosed assets	230	—
Other real estate owned	7,984	128

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	March 31,		December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,668,325	$1,668,325	$1,598,177	$1,598,177
Securities held for investment	7,879	7,934	8,289	8,350
Level 3 inputs:
Securities held for investment	500	500	500	500
Loans, net of allowance for loan losses	4,230,541	4,286,603	4,190,382	4,222,153
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	6,010,872	6,061,676	5,973,538	6,028,012
Short-term borrowings	1,300	1,300	500	500
Junior subordinated debentures	31,959	34,886	31,959	33,793
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,634		1,681
Letters of credit		443		464

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued semi-annually) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at March 31, 2016 or December 31, 2015.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models.  The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		March 31, 2016		December 31, 2015
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	98	$107	86	$604
Derivative liabilities	Barrels	(98)	(5)	(86)	(378)

Natural Gas
Derivative assets	MMBTUs	3,230	1,103	3,920	1,342
Derivative liabilities	MMBTUs	(3,230)	(600)	(3,920)	(611)

Total Fair Value	Included in
Derivative assets	Other assets		1,210		1,946
Derivative liabilities	Other liabilities		(605)		(989)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Derivative income	$5	$155

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Credit exposure	$—	$37

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2016
Net interest income (expense)	$15,843	$33,122	$1,416	$(405)	$—	$49,976
Noninterest income	3,788	13,596	7,479	17,678	(16,924)	25,617
Income before taxes	9,348	19,094	3,114	10,500	(16,857)	25,199

Three Months Ended March 31, 2015
Net interest income (expense)	$15,400	$29,055	$1,618	$(447)	$—	$45,626
Noninterest income	3,457	12,326	8,727	17,292	(16,506)	25,296
Income before taxes	9,889	16,407	5,007	9,804	(16,442)	24,665

Total Assets:
March 31, 2016	$2,307,503	$4,401,449	$127,748	$628,843	$(724,605)	$6,740,938
December 31, 2015	2,277,870	4,379,205	128,697	624,428	(717,371)	6,692,829

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This discussion and analysis should be read in conjunction with the Company’s December 31, 2015 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the Company’s consolidated financial statements and the related Notes included in Item 1.

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

SUMMARY

BancFirst Corporation’s net income for the first quarter of 2016 was $16.6 million, compared to $16.3 million for the first quarter of 2015. Diluted net income per common share was $1.05 and $1.03 for the first quarter of 2016 and 2015, respectively.

The Company’s net interest income for the first quarter of 2016 increased to $50.0 million, compared to $45.6 million for the first quarter of 2015. The net interest margin for the quarter was 3.25%, compared to 3.07% a year ago. Internal loan growth, acquired loans from the Company’s October 2015 acquisition and the increase in the Fed Fund rate of 25 basis points during the fourth quarter of 2015 contributed to the higher net interest income and margin in 2016. The Company’s provision for loan losses for the first quarter of 2016 increased to $4.1 million, compared to $1.3 million a year ago. The increase in the provision was primarily due to downgrades of a few commercial loans which were impacted by the economic effects in Oklahoma from low energy prices. Net charge-offs for the quarter were only 0.03% of average loans, compared to 0.01% for the first quarter of 2015.  Noninterest income for the quarter totaled $25.6 million, compared to $25.3 million last year. Noninterest expense for the quarter totaled $46.3 million, compared to $44.9 million last year, primarily due to salary increases from raises and the Company’s acquisition in the fourth quarter of 2015. The increase in noninterest expenses was partially offset by gains on the sale of other real estate owned totaling $1.2 million. The Company’s effective tax rate was 34.2% compared to 34.1% for the first quarter of 2015.

At March 31, 2016, the Company’s total assets were $6.7 billion, largely unchanged from December 31, 2015. Securities decreased $55.0 million to a total of $498.0 million due to large maturities during the quarter. Loans totaled $4.3 billion, up slightly from December 31, 2015.  Deposits totaled $6.0 billion, marginally above the December 31, 2015 total. The Company’s total stockholders’ equity was $662.7 million, an increase of $7.2 million, or 1.1%, over December 31, 2015.

Asset quality remained strong during the first quarter of 2016. Nonperforming and restructured assets were 0.55% of total assets at March 31, 2016 compared to 0.83% at December 31, 2015. The decrease in nonperforming and restructured assets was largely due to one relationship that was removed from a troubled debt restructuring status due to sustained improvement in financial condition, performance and the commercially reasonable nature of its structure. Also contributing to the decrease in nonperforming assets were sales of other real estate owned. The allowance to total loans was 1.04%, compared to 0.98% at year-end 2015. The allowance to nonperforming and restructured loans was 136.4% compared to 88.5% at year-end 2015.

During the quarter, the Company repurchased 100,000 shares of its common stock at an average price of $55.23 under the Company’s stock repurchase program.

On October 8, 2015, the Company completed the acquisition of CSB Bancshares, Inc. and its subsidiary bank, Bank of Commerce, with locations in Yukon, Mustang, and El Reno, Oklahoma.  Bank of Commerce had approximately $196 million in total assets, $148 million in loans, $170 million in deposits, and $22 million in equity capital. The bank was merged into BancFirst during the fourth quarter of 2015.

Oil prices continued to be low during the first quarter of 2016, which had a dampening effect on the Oklahoma economy. Any continued impact from low oil prices on Oklahoma’s economy and the Company’s financial results could become more apparent in future periods.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Income Statement Data
Net interest income	$49,976	$45,626
Provision for loan losses	4,103	1,334
Securities transactions	100	1,729
Total noninterest income	25,617	25,296
Salaries and employee benefits	29,357	27,513
Total noninterest expense	46,291	44,923
Net income	16,579	16,259
Per Common Share Data
Net income – basic	$1.07	$1.05
Net income – diluted	1.05	1.03
Cash dividends	0.36	0.34
Performance Data
Return on average assets	1.00%	1.01%
Return on average stockholders’ equity	10.05	10.65
Cash dividend payout ratio	33.73	32.43
Net interest spread	3.09	2.93
Net interest margin	3.25	3.07
Efficiency ratio	61.24	63.34
Net charge-offs to average loans	0.03	0.02

Net Interest Income

For the three months ended March 31, 2016, net interest income, which is the Company’s principal source of operating revenue, increased to $50.0 million compared to $45.6 million for the three months ended March 31, 2015. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin for the quarter was 3.25% compared to 3.07% a year ago. Internal loan growth, acquired loans from the Company’s October 2015 acquisition and the increase in the Fed Fund rate of 25 basis points during the fourth quarter of 2015 contributed to the higher net interest income and margin in 2016. If interest rates and/or loan volume do not increase, management would expect its net interest margin to generally remain at current levels.

Provision for Loan Losses

The Company’s provision for loan loss for the first quarter of 2016 increased to $4.1 million compared to $1.3 million a year ago. The increase in the provision was primarily due to downgrades of a few commercial loans which were impacted by the economic effect in Oklahoma from low energy prices. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date.  Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $1.2 million for the first quarter of 2016, compared to $666,000 for the first quarter of 2015. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

Noninterest Income

Noninterest income totaled $25.6 million for the first quarter of 2016 compared to $25.3 million for the first quarter of 2015.

The Company had fees from debit card usage totaling $5.9 million and $5.4 million during the three month periods ended March 31, 2016 and 2015, respectively. This represents 23.1% and 21.5% of the Company’s noninterest income for the three month periods ended March 31, 2016 and 2015, respectively.

Noninterest Expense

For the three months ended March 31, 2016, noninterest expense totaled $46.3 million, compared to $44.9 million for the three months ended March 31, 2015. The increase in noninterest expense for the first quarter of 2016 was primarily due to salary increases from raises and the Company’s acquisition in the fourth quarter of 2015. This was partially offset by gains on sale of other real estate owned totaling $1.2 million.

Income Taxes

The Company’s effective tax rate on income before taxes was 34.2% for the first quarter of 2016, compared to 34.1% for the first quarter of 2015.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
Balance Sheet Data
Total assets	$6,740,938	$6,692,829
Total loans (net of unearned interest)	4,282,738	4,245,773
Allowance for loan losses	44,571	41,666
Securities	497,986	552,949
Deposits	6,010,872	5,973,358
Stockholders' equity	662,661	655,510
Book value per share	42.68	42.03
Tangible book value per share	38.22	37.56
Average loans to deposits (year-to-date)	71.28%	67.34%
Average earning assets to total assets (year-to-date)	92.88	93.02
Average stockholders’ equity to average assets (year-to-date)	9.92	9.76
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.76%	1.11%
Nonperforming and restructured assets to total assets	0.55	0.83
Allowance for loan losses to total loans	1.04	0.98
Allowance for loan losses to nonperforming and restructured loans	136.42	88.50

Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks and interest-bearing deposits with banks increased $70.1 million, or 4.39% to $1.7 billion, from December 31, 2015 to March 31, 2016.  This increase was due to large maturities of securities during the quarter and a marginal increase in deposits.

Securities

At March 31, 2016, total securities decreased $55.0 million, or 9.9% compared to December 31, 2015. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $3.4 million at March 31, 2016, compared to an unrealized gain of $2.5 million at December 31, 2015.  These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $2.1 million and $1.5 million, respectively.

Loans (Including Acquired Loans)

At March 31, 2016, loans totaled $4.3 billion, up slightly from December 31, 2015. The increase in 2016 was primarily driven by an increase in commercial real estate loans located in the Company’s metropolitan markets.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At March 31, 2016, the allowance for loan losses to total loans represented 1.04% of total loans, compared to 0.98% at December 31, 2015.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $3.0 million at March 31, 2016 and $3.3 million at December 31, 2015 while the acquired loans outstanding were $187.7 million and $192.9 million, respectively.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $36.9 million at March 31, 2016, compared to $55.3 million at December 31, 2015. The Company’s level of nonperforming and restructured assets has continued to be relatively low. The decrease in nonperforming and restructured assets in 2016 was due to one relationship that was re-evaluated and removed from restructured loans due to sustained improvement in financial condition, performance and the commercially reasonable nature of its structure.

Nonaccrual loans totaled $31.0 million at March 31, 2016, compared to $30.1 million at the end of 2015. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding, was approximately $513,000 for the first quarter of 2016 and $310,000 for the first quarter of 2015.  Only a small amount of this interest is expected to be ultimately collected.

Other real estate owned and repossessed assets totaled $4.2 million at March 31, 2016, compared to $8.2 million at December 31, 2015. Other real estate owned and repossessed assets decreased during the quarter primarily due to the sale of two properties.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms.  The Company had approximately $6.1 million of these loans at March 31, 2016, compared to $4.9 million at December 31, 2015. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable probable loss.  Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At March 31, 2016, deposits totaled $6.0 billion, marginally above the December 31, 2015 balance. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 94.4% at March 31, 2016 compared to 94.3% at December 31, 2015.  Noninterest-bearing deposits to total deposits were 40.2% at March 31, 2016, compared to 40.3% at December 31, 2015.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $1.3 million at March 31, 2016, compared to $500,000 at December 31, 2015.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $656.2 million, are pledged as collateral for the borrowings under the line of credit. As of March 31, 2016 and December 31, 2015, the Company had no advances outstanding under the line of credit from FHLB. In addition, the Company has a revolving line of credit with the ability to draw up to $10.0 million. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020. There were no borrowings against this line of credit at March 31, 2016.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Capital Resources

Stockholders’ equity totaled $662.7 million at March 31, 2016, compared to $655.5 million at December 31, 2015. In addition to net income of $16.6 million, other changes in stockholders’ equity during the three months ended March 31, 2016 included $693,000 related to stock option exercises, $451,000 related to stock-based compensation and a $530,000 increase in other comprehensive income, that were partially offset by $5.6 million in dividends and $5.5 million in stock repurchases. The Company’s leverage ratio and total risk-based capital ratios at March 31, 2016, were well in excess of the regulatory requirements.

See Note (7) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

CONTRACTUAL OBLIGATIONS

There have not been any material changes in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2016			2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,242,883	$50,329	4.76%	$3,840,833	$46,051	4.86%
Securities – taxable	491,505	1,327	1.08	486,430	1,399	1.17
Securities – tax exempt	42,539	393	3.71	39,005	378	3.93
Interest-bearing deposits w/ banks & FFS	1,419,500	1,802	0.51	1,686,414	1,062	0.26
Total earning assets	6,196,427	53,851	3.49	6,052,682	48,890	3.28
Nonearning assets:
Cash and due from banks	179,455			181,937
Interest receivable and other assets	336,841			316,550
Allowance for loan losses	(41,591)			(40,879)
Total nonearning assets	474,705			457,608
Total assets	$6,671,132			$6,510,290
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$792,120	$201	0.10%	$723,908	$168	0.09%
Savings deposits	2,078,802	1,691	0.33	2,052,927	1,150	0.23
Time deposits	721,792	1,188	0.66	743,624	1,220	0.67
Short-term borrowings	1,111	1	0.35	3,033	1	0.14
Junior subordinated debentures	31,959	522	6.55	26,804	491	7.43
Total interest-bearing liabilities	3,625,784	3,603	0.40	3,550,296	3,030	0.35
Interest-free funds:
Noninterest-bearing deposits	2,359,783			2,312,217
Interest payable and other liabilities	23,627			28,636
Stockholders’ equity	661,938			619,141
Total interest free funds	3,045,348			2,959,994
Total liabilities and stockholders’ equity	$6,671,132			$6,510,290
Net interest income		$50,248			$45,860
Net interest spread			3.09%			2.93%
Effect of interest free funds			0.16%			0.14%
Net interest margin			3.25%			3.07%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2015, the date of its most recent annual report to stockholders.

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

Item 1A. Risk Factors.

As of March 31, 2016, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2016.

				Maximum
				Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
Period	Shares Purchased	Paid Per Share	Announced Plan	End of the Period
January 1, 2016 to January 31, 2016	65,367	$55.33	65,367	100,909
February 1, 2016 to February 29, 2016	34,633	55.04	34,633	66,276
March 1, 2016 to March 31, 2016	—	—	—	66,276

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

10.4	Thirteenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.1 to the Company’s Form 8-K dated October 28, 2014 and incorporated herein by reference).
10.5*	Adoption Agreement for the BancFirst Corporation Thrift Plan adopted April 21, 2016 effective January 1, 2016.

Exhibit Number	Exhibit
31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	CEO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: May 6, 2016	/s/ David E. Rainbolt
David E. Rainbolt
President
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)