Form 10-Q
period 2016-06-30
BANCFIRST CORP /OK/
filed 2016-08-05
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016 there were 15,583,833 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2016	2015
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$223,899	$203,364
Interest-bearing deposits with banks	1,373,923	1,394,813
Securities (fair value: $419,298 and $553,010, respectively)	419,238	552,949
Loans held for sale	10,427	13,725
Loans (net of unearned interest)	4,326,636	4,232,048
Allowance for loan losses	(46,566)	(41,666)
Loans, net of allowance for loan losses	4,280,070	4,190,382
Premises and equipment, net	126,343	126,813
Other real estate owned	4,123	7,984
Intangible assets, net	14,485	15,695
Goodwill	54,042	54,042
Accrued interest receivable and other assets	176,826	133,062
Total assets	$6,683,376	$6,692,829

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,390,005	$2,409,769
Interest-bearing	3,553,977	3,563,589
Total deposits	5,943,982	5,973,358
Short-term borrowings	3,500	500
Accrued interest payable and other liabilities	27,105	31,502
Junior subordinated debentures	31,959	31,959
Total liabilities	6,006,546	6,037,319

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,560,271 and 15,597,446, respectively	15,560	15,597
Capital surplus	105,676	102,865
Retained earnings	552,991	535,521
Accumulated other comprehensive income, net of income tax of $1,642 and $962, respectively	2,603	1,527
Total stockholders' equity	676,830	655,510
Total liabilities and stockholders' equity	$6,683,376	$6,692,829

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans, including fees	$51,046	$46,490	$101,241	$92,439
Securities:
Taxable	1,344	1,458	2,671	2,857
Tax-exempt	243	235	498	481
Interest-bearing deposits with banks	1,852	1,066	3,654	2,128
Total interest income	54,485	49,249	108,064	97,905
INTEREST EXPENSE
Deposits	3,092	2,542	6,172	5,080
Short-term borrowings	2	1	3	2
Junior subordinated debentures	523	491	1,045	982
Total interest expense	3,617	3,034	7,220	6,064
Net interest income	50,868	46,215	100,844	91,841
Provision for loan losses	2,804	1,271	6,907	2,605
Net interest income after provision for loan losses	48,064	44,944	93,937	89,236
NONINTEREST INCOME
Trust revenue	2,602	2,200	5,067	4,542
Service charges on deposits	15,485	14,312	30,195	27,664
Securities transactions (includes accumulated other comprehensive income reclassifications of $0, $3,306, $100 and $3,912, respectively)	(65)	5,392	35	7,121
Income from sales of loans	695	549	1,257	989
Insurance commissions	3,255	3,120	7,390	7,188
Cash management	2,732	1,886	5,050	3,705
Gain on sale of other assets	55	41	59	81
Other	1,298	1,215	2,621	2,721
Total noninterest income	26,057	28,715	51,674	54,011
NONINTEREST EXPENSE
Salaries and employee benefits	30,008	27,886	59,365	55,399
Occupancy, net	3,071	2,700	5,898	5,535
Depreciation	2,567	2,449	5,097	4,913
Amortization of intangible assets	580	445	1,161	889
Data processing services	1,174	1,179	2,389	2,296
Net expense (income) from other real estate owned	35	(184)	(1,106)	130
Marketing and business promotion	1,624	1,401	3,479	3,080
Deposit insurance	855	836	1,694	1,662
Other	7,806	8,717	16,034	16,448
Total noninterest expense	47,720	45,429	94,011	90,352
Income before taxes	26,401	28,230	51,600	52,895
Income tax expense	8,908	9,677	17,528	18,083
Net income	$17,493	$18,553	$34,072	$34,812
NET INCOME PER COMMON SHARE
Basic	$1.12	$1.19	$2.19	$2.24
Diluted	$1.10	$1.17	$2.15	$2.20
OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities, net of tax of $(345), $284, $(719) and $(416), respectively	546	(453)	1,137	658
Reclassification adjustment for gains included in net income, net of tax of $0, $1,279, $39 and $1,513, respectively	—	(2,027)	(61)	(2,399)
Other comprehensive gains (losses), net of tax of $(345), $1,563, $(680) and $1,097, respectively	546	(2,480)	1,076	(1,741)
Comprehensive income	$18,039	$16,073	$35,148	$33,071

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
COMMON STOCK
Issued at beginning of period	$15,528	$15,512	$15,597	$15,504
Shares issued	32	50	63	58
Shares acquired and canceled	—	—	(100)	—
Issued at end of period	$15,560	$15,562	$15,560	$15,562
CAPITAL SURPLUS
Balance at beginning of period	$103,978	$97,477	$102,865	$96,841
Common stock issued	996	1,080	1,867	1,316
Tax effect of stock options	252	355	43	291
Stock-based compensation arrangements	450	290	901	754
Balance at end of period	$105,676	$99,202	$105,676	$99,202
RETAINED EARNINGS
Balance at beginning of period	$541,098	$503,758	$535,521	$492,776
Net income	17,493	18,553	34,072	34,812
Dividends on common stock ($0.36, $0.34, $0.72 and $0.68 per share, respectively)	(5,600)	(5,283)	(11,179)	(10,560)
Common stock acquired and canceled	—	—	(5,423)	—
Balance at end of period	$552,991	$517,028	$552,991	$517,028
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$2,057	$4,932	$1,527	$4,193
Net change	546	(2,480)	1,076	(1,741)
Balance at end of period	$2,603	$2,452	$2,603	$2,452
Total stockholders’ equity	$676,830	$634,244	$676,830	$634,244

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,072	$34,812
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	6,907	2,605
Depreciation and amortization	6,258	5,802
Net amortization of securities premiums and discounts	184	445
Realized securities gains	(35)	(7,121)
Gain on sales of loans	(1,257)	(989)
Cash receipts from the sale of loans originated for sale	86,121	84,029
Cash disbursements for loans originated for sale	(81,566)	(87,635)
Deferred income tax benefit	(1,917)	(1,464)
Gain on other assets	(1,316)	(65)
Increase in interest receivable	(1,040)	(740)
Increase/(decrease) in interest payable	14	(14)
Amortization of stock-based compensation arrangements	901	754
Other, net	(4,867)	343
Net cash provided by operating activities	$42,459	$30,762
INVESTING ACTIVITIES
Purchases of held for investment securities	(215)	—
Purchases of available for sale securities	(8,553)	(30,923)
Proceeds from maturities, calls and paydowns of held for investment securities	690	670
Proceeds from maturities, calls and paydowns of available for sale securities	102,677	12,979
Proceeds from sales of available for sale securities	300	8,576
Net change in loans	(98,555)	(10,312)
Purchases of premises, equipment and computer software	(5,048)	(4,797)
Proceeds from the sale of other assets	7,020	3,647
Net cash provided by (used in) investing activities	(1,684)	(20,160)
FINANCING ACTIVITIES
Net change in deposits	(29,376)	(96,483)
Net increase/(decrease) in short-term borrowings	3,000	(1,907)
Issuance of common stock, net	1,973	1,665
Common stock acquired	(5,523)	—
Cash dividends paid	(11,204)	(10,544)
Net cash used in financing activities	(41,130)	(107,269)
Net decrease in cash, due from banks and interest-bearing deposits	(355)	(96,667)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,598,177	1,913,895
Cash, due from banks and interest-bearing deposits at the end of the period	$1,597,822	$1,817,228
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,207	$6,078
Cash paid during the period for income taxes	$17,900	$17,230
Noncash investing and financing activities:
Unpaid common stock dividends declared	$5,590	$5,281

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 requires enhanced disclosures related to the significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 will be effective on January 1, 2017 and is not expected to have a significant impact on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases - (Topic 842).” ASU 2016-02 requires that lessees recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Adoption of ASU 2016-02 is not expected to have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” ASU 2016-01 require all equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income. In addition, the amendment will require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. Adoption of ASU 2016-01 is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40).”  ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about the Company’s ability to continue as a going concern and related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued.  The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. Adoption of ASU 2014-15 is not expected to have a significant impact on the Company’s financial statements.

(2)	RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On October 8, 2015, the Company completed its acquisition of CSB Bancshares Inc. and its subsidiary bank, Bank of Commerce, with locations in Yukon, Mustang and El Reno, Oklahoma. Bank of Commerce had approximately $196 million in total assets, $147 million in loans, $175 million in deposits and $22 million in equity capital. The acquisition was accounted for under the acquisition method and the Company acquired 100% of the voting interest. Bank of Commerce operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on November 13, 2015. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $7.1 million and goodwill of approximately $9.4 million. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of CSB Bancshares Inc. and its subsidiary bank, Bank of Commerce complemented the Company’s community banking strategy by adding two communities to its banking network throughout Oklahoma.

During the quarter ended March 31, 2016, the Company had gains on the sale of other real estate owned totaling $1.2 million that is included in net expense from other real estate owned in the consolidated statements of comprehensive income.

(3)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Held for investment, at cost (fair value: $8,372 and $8,850, respectively)	$8,312	$8,789
Available for sale, at fair value	410,926	544,160
Total	$419,238	$552,949

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016	(Dollars in thousands)
Mortgage backed securities (1)	$301	$24	$—	$325
States and political subdivisions	7,511	36	—	7,547
Other securities	500	—	—	500
Total	$8,312	$60	$—	$8,372
December 31, 2015
Mortgage backed securities (1)	$347	$25	$—	$372
States and political subdivisions	7,942	36	—	7,978
Other securities	500	—	—	500
Total	$8,789	$61	$—	$8,850

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016	(Dollars in thousands)
U.S. treasuries	$204,183	$2,343	$—	$206,526
U.S. federal agencies	125,083	618	(51)	125,650
Mortgage backed securities (1)	20,966	403	(555)	20,814
States and political subdivisions	46,460	1,644	(67)	48,037
Other securities (2)	9,989	142	(232)	9,899
Total	$406,681	$5,150	$(905)	$410,926
December 31, 2015
U.S. treasuries	$328,965	$776	$(45)	$329,696
U.S. federal agencies	131,522	527	(153)	131,896
Mortgage backed securities (1)	21,973	425	(543)	21,855
States and political subdivisions	49,521	1,447	(48)	50,920
Other securities (2)	9,689	249	(145)	9,793
Total	$541,670	$3,424	$(934)	$544,160

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

Realized gains are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income. In January 2015, Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, recognized a pretax gain of approximately $1.7 million from the sale of one of its equity investments. In June 2015, Council Oak Partners, LLC, a wholly-owned subsidiary of the Company, recognized a pretax gain of approximately $5.3 million from the sale of one of its equity investments.

At June 30, 2016, $40.4 million of matured securities, which represent fair value, remained in other assets because of pledging requirements that were cleared the following day and transferred to cash. As of June 30, 2016 these were considered non-cash items and reduced the amount of proceeds from available for sale securities.

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

	June 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$4,987	$4,997	$5,168	$5,174
After one year but within five years	2,543	2,569	2,800	2,829
After five years but within ten years	760	784	795	319
After ten years	22	22	26	528
Total	$8,312	$8,372	$8,789	$8,850
Available for Sale
Contractual maturity of debt securities:
Within one year	$182,254	$182,608	$272,820	$272,779
After one year but within five years	140,232	143,197	178,617	180,145
After five years but within ten years	7,986	8,610	8,483	9,075
After ten years	69,695	70,104	75,522	75,853
Total debt securities	400,167	404,519	535,442	537,852
Equity securities	6,514	6,407	6,228	6,308
Total	$406,681	$410,926	$541,670	$544,160

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Book value of pledged securities	$379,267	$493,540

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$800,313	18.50%	$795,803	18.80%
Oil & gas production and equipment	79,930	1.85	87,304	2.06
Agriculture	142,303	3.29	150,620	3.56
State and political subdivisions:
Taxable	33,187	0.77	17,605	0.42
Tax-exempt	42,788	0.99	33,575	0.79
Real estate:
Construction	405,417	9.37	403,664	9.54
Farmland	189,820	4.39	184,707	4.36
One to four family residences	843,081	19.48	821,251	19.41
Multifamily residential properties	58,815	1.36	65,477	1.55
Commercial	1,421,075	32.84	1,356,430	32.05
Consumer	272,387	6.29	283,636	6.70
Other (not classified above)	37,520	0.87	31,976	0.76
Total loans	$4,326,636	100.00%	$4,232,048	100.00%

The Company’s commercial and industrial loan category includes a small percentage of loans to companies that provide ancillary services to the oil and gas industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these loans at June 30, 2016 was approximately $52 million.

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

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Past due 90 days or more and still accruing	$2,695	$1,841
Nonaccrual	30,063	30,096
Restructured	1,974	15,143
Total nonperforming and restructured loans	34,732	47,080
Other real estate owned and repossessed assets	4,469	8,214
Total nonperforming and restructured assets	$39,201	$55,294

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $982,000 for the six months ended June 30, 2016 and approximately $922,000 for the six months ended June 30, 2015.

Restructured loans at December 31, 2015 consisted primarily of one relationship restructured in prior periods to defer certain principal payments. This relationship was re-evaluated and removed from restructured loans in 2016 due to sustained improvement in financial condition, performance and the commercially reasonable nature of its structure. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be restructured were not considered to be material.

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the credit risk component in the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$279	$261
Non-residential real estate other	4,179	3,957
Residential real estate permanent mortgage	735	656
Residential real estate all other	6,302	1,833
Commercial and financial:
Non-consumer non-real estate	6,246	10,159
Consumer non-real estate	291	312
Other loans	8,910	9,381
Acquired loans	3,121	3,537
Total	$30,063	$30,096

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of June 30, 2016
Real estate:
Non-residential real estate owner occupied	$686	$170	$240	$1,096	$518,872	$519,968	$70
Non-residential real estate other	1,248	—	278	1,526	1,140,659	1,142,185	207
Residential real estate permanent mortgage	2,725	418	590	3,733	330,668	334,401	86
Residential real estate all other	2,691	569	5,798	9,058	710,143	719,201	268
Commercial and financial:
Non-consumer non-real estate	1,961	608	2,024	4,593	1,000,014	1,004,607	1,477
Consumer non-real estate	1,948	695	573	3,216	273,495	276,711	418
Other loans	1,277	775	3,284	5,336	148,364	153,700	119
Acquired loans	1,407	171	465	2,043	173,820	175,863	50
Total	$13,943	$3,406	$13,252	$30,601	$4,296,035	$4,326,636	$2,695
As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$441	$179	$183	$803	$502,094	$502,897	$—
Non-residential real estate other	1,149	108	568	1,825	1,108,935	1,110,760	521
Residential real estate permanent mortgage	2,840	636	648	4,124	328,477	332,601	493
Residential real estate all other	2,842	609	824	4,275	672,414	676,689	193
Commercial and financial:
Non-consumer non-real estate	2,278	161	187	2,626	982,136	984,762	152
Consumer non-real estate	2,237	772	349	3,358	265,511	268,869	278
Other loans	3,565	295	1,761	5,621	156,995	162,616	132
Acquired loans	1,052	71	918	2,041	190,813	192,854	72
Total	$16,404	$2,831	$5,438	$24,673	$4,207,375	$4,232,048	$1,841

Impaired Loans

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect the full amount of scheduled principal and interest payments in accordance with the original contractual terms of the loan agreement. If a loan is impaired, a specific valuation allowance may be allocated, if necessary, so that the loan is reported, net of allowance for loss, at the present value of future cash flows using the loan’s existing rate, or the fair value of collateral if repayment is expected solely from the collateral.

The following table presents impaired loans, segregated by class of loans. No material amount of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of June 30, 2016
Real estate:
Non-residential real estate owner occupied	$546	$457	$14	$484
Non-residential real estate other	6,420	4,387	164	4,368
Residential real estate permanent mortgage	1,078	878	79	1,131
Residential real estate all other	7,063	6,800	1,517	5,725
Commercial and financial:
Non-consumer non-real estate	13,862	8,948	1,900	7,930
Consumer non-real estate	877	843	168	707
Other loans	10,896	9,029	924	8,930
Acquired loans	5,529	3,584	—	3,894
Total	$46,271	$34,926	$4,766	$33,169

As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$507	$383	$14	$446
Non-residential real estate other	21,068	19,052	357	19,655
Residential real estate permanent mortgage	1,401	1,209	81	1,125
Residential real estate all other	2,498	2,235	242	1,958
Commercial and financial:
Non-consumer non-real estate	13,897	10,312	2,062	11,786
Consumer non-real estate	738	715	181	652
Other loans	10,722	9,513	331	10,335
Acquired loans	6,295	4,248	—	4,564
Total	$57,126	$47,667	$3,268	$50,521

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of June 30, 2016
Real estate:
Non-residential real estate owner occupied	$429,378	$79,044	$11,251	$295	$—	$519,968
Non-residential real estate other	951,915	181,582	4,302	4,386	—	1,142,185
Residential real estate permanent mortgage	295,151	31,233	7,049	968	—	334,401
Residential real estate all other	591,982	111,956	8,566	6,697	—	719,201
Commercial and financial:
Non-consumer non-real estate	831,214	139,601	27,372	6,420	—	1,004,607
Consumer non-real estate	258,257	15,094	1,853	1,507	—	276,711
Other loans	144,008	5,577	1,720	2,395	—	153,700
Acquired loans	131,830	28,611	11,985	3,437	—	175,863
Total	$3,633,735	$592,698	$74,098	$26,105	—	$4,326,636

As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$417,529	$76,749	$8,304	$315	$—	$502,897
Non-residential real estate other	945,993	156,159	4,580	4,028	—	1,110,760
Residential real estate permanent mortgage	295,265	29,793	6,315	1,228	—	332,601
Residential real estate all other	554,007	111,879	9,109	1,694	—	676,689
Commercial and financial:
Non-consumer non-real estate	821,394	140,384	12,687	10,297	—	984,762
Consumer non-real estate	251,994	14,433	1,779	662	1	268,869
Other loans	153,416	5,851	872	2,477	—	162,616
Acquired loans	165,305	12,566	11,049	3,858	76	192,854
Total	$3,604,903	$547,814	$54,695	$24,559	$77	$4,232,048

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

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2016
Real estate:
Non-residential real estate owner occupied	$4,832	$(9)	$—	$(9)	$73	$4,896
Non-residential real estate other	10,211	(3)	1	(2)	93	10,302
Residential real estate permanent mortgage	3,164	(49)	21	(28)	67	3,203
Residential real estate all other	7,989	(70)	7	(63)	367	8,293
Commercial and financial:
Non-consumer non-real estate	12,813	(502)	35	(467)	1,095	13,441
Consumer non-real estate	2,553	(134)	38	(96)	292	2,749
Other loans	2,790	(149)	7	(142)	729	3,377
Acquired loans	219	(13)	11	(2)	88	305
Total	$44,571	$(929)	$120	$(809)	$2,804	$46,566

Six Months Ended June 30, 2016
Real estate:
Non-residential real estate owner occupied	$4,661	$(10)	$—	$(10)	$245	$4,896
Non-residential real estate other	9,921	(4)	2	(2)	383	10,302
Residential real estate permanent mortgage	3,148	(99)	38	(61)	116	3,203
Residential real estate all other	6,725	(137)	11	(126)	1,694	8,293
Commercial and financial:
Non-consumer non-real estate	11,754	(1,305)	46	(1,259)	2,946	13,441
Consumer non-real estate	2,642	(355)	76	(279)	386	2,749
Other loans	2,648	(282)	13	(269)	998	3,377
Acquired loans	167	(17)	16	(1)	139	305
Total	$41,666	$(2,209)	$202	$(2,007)	$6,907	$46,566

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2015
Real estate:
Non-residential real estate owner occupied	$4,461	$—	$—	$—	$42	$4,503
Non-residential real estate other	9,898	—	1	1	(19)	9,880
Residential real estate permanent mortgage	2,984	(56)	5	(51)	177	3,110
Residential real estate all other	6,578	(7)	4	(3)	(90)	6,485
Commercial and financial:
Non-consumer non-real estate	13,068	(16)	7	(9)	654	13,713
Consumer non-real estate	2,327	(103)	40	(63)	235	2,499
Other loans	2,241	(50)	—	(50)	240	2,431
Acquired loans	—	(34)	2	(32)	32	—
Total	$41,557	$(266)	$59	$(207)	$1,271	$42,621

Six Months Ended June 30, 2015
Real estate:
Non-residential real estate owner occupied	$4,406	$(1)	$1	$—	$97	$4,503
Non-residential real estate other	9,616	—	1	1	263	9,880
Residential real estate permanent mortgage	2,948	(96)	14	(82)	244	3,110
Residential real estate all other	6,269	(75)	9	(66)	282	6,485
Commercial and financial:
Non-consumer non-real estate	12,771	(169)	38	(131)	1,073	13,713
Consumer non-real estate	2,404	(230)	55	(175)	270	2,499
Other loans	2,359	(263)	9	(254)	326	2,431
Acquired loans	116	(194)	28	(166)	50	—
Total	$40,889	$(1,028)	$155	$(873)	$2,605	$42,621

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	June 30, 2016		December 31, 2015

	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied.	$433	$4,463	$323	$4,338
Non-residential real estate other	436	9,866	323	9,598
Residential real estate permanent mortgage	436	2,767	399	2,749
Residential real estate all other	2,102	6,191	839	5,886
Commercial and financial:
Non-consumer non-real estate	4,769	8,672	3,365	8,389
Consumer non-real estate	572	2,177	445	2,197
Other loans	895	2,482	291	2,357
Acquired loans	—	305	—	167
Total	$9,643	$36,923	$5,985	$35,681

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	June 30, 2016			December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$11,546	$508,422	$—	$8,619	$494,278	$—
Non-residential real estate other	8,688	1,133,497	—	8,608	1,102,152	—
Residential real estate permanent mortgage	8,016	326,385	—	7,543	325,058	—
Residential real estate all other	15,263	703,938	—	10,803	665,886	—
Commercial and financial:
Non-consumer non-real estate	33,792	970,815	—	22,983	961,779	—
Consumer non-real estate	3,282	273,429	—	2,416	266,453	—
Other loans	2,235	151,465	—	2,323	160,293	—
Acquired loans	—	160,443	15,420	—	177,871	14,983
Total	$82,822	$4,228,394	$15,420	$63,295	$4,153,770	$14,983

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Other real estate owned	$1,210	$2,522
Repossessed assets	750	424
Total	$1,960	$2,946

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of June 30, 2016
Core deposit intangibles	$18,659	$(6,892)	$11,767
Customer relationship intangibles	5,699	(3,242)	2,457
Mortgage servicing intangibles	506	(245)	261
Total	$24,864	$(10,379)	$14,485
As of December 31, 2015
Core deposit intangibles	$20,333	$(7,586)	$12,747
Customer relationship intangibles	5,699	(3,061)	2,638
Mortgage servicing intangibles	538	(228)	310
Total	$26,570	$(10,875)	$15,695

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
(Dollars in thousands)
Six month ended June 30, 2016
Balance at beginning and end of period	$8,078	$40,050	$5,464	$450	$54,042

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

(6)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,200,000 shares in May 2016. At June 30, 2016, 205,735 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2019. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2016 will become exercisable through the year 2023. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 260,000 shares in May 2016. At June 30, 2016, 40,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2016 will become exercisable through the year 2020. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued stock to satisfy stock-based exercises, but reserves the right to use treasury stock purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Six Months Ended June 30, 2016
Outstanding at December 31, 2015	1,018,149	$40.69
Options granted	25,000	56.44
Options exercised	(61,299)	30.61
Options canceled, forfeited, or expired	(15,000)	51.51
Outstanding at June 30, 2016	966,850	41.57	8.76 Yrs	$18,125
Exercisable at June 30, 2016	476,175	33.92	5.62 Yrs	$12,571

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands except per share data)
Weighted average grant-date fair value per share of options granted	$11.29	$12.07	$11.40	$11.51
Total intrinsic value of options exercised	891	1,892	1,670	2,129
Cash received from options exercised	1,001	1,109	1,876	1,353
Tax benefit realized from options exercised	345	731	646	823

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Stock-based compensation expense	$450	$290	$901	$754
Tax benefit	174	112	348	292
Stock-based compensation expense, net of tax	$276	$178	$553	$462

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

June 30, 2016
(Dollars in thousands)
Unearned stock-based compensation expense	$3,462

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method during the periods presented:

	Six Months Ended June 30,
	2016	2015
Risk-free interest rate	1.46 to 2.02%	1.83 to 2.26%
Dividend yield	2.00%	2.00%
Stock price volatility	20.41 to 20.64%	18.23 to 19.22%
Expected term	10 Yrs	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company amended the BancFirst Deferred Stock Compensation Plan to increase the number of shares to be issued under the plan to 111,110 shares in May 2016. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. The number of shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan was 1,526 during the six months ended June 30, 2016.

A summary of the accumulated stock units is as follows:

	June 30,	December 31,
	2016	2015
Accumulated stock units	68,306	66,376
Average price	$40.65	$39.64

(7)	STOCKHOLDERS’ EQUITY

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases may be determined by management within the limitations of the SRP.

The following table is a summary of the shares under the program, all share repurchased in 2016 where purchased in the first three months of the year:

	Six Months Ended June 30,
	2016	2015
Number of shares repurchased	100,000	—
Average price of shares repurchased	$55.23	—
Shares remaining to be repurchased	66,276	194,723

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of June 30, 2016, the Company and BancFirst met all capital adequacy requirements to which they are subject.  The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2016:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$689,071	14.46%	$381,153	8.00%	$410,931	8.625%	N/A	N/A
BancFirst	629,830	13.23%	380,759	8.00%	410,505	8.625%	$475,948	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$611,505	12.83%	$214,399	4.50%	$244,176	5.125%	N/A	N/A
BancFirst	563,264	11.83%	214,177	4.50%	243,924	5.125%	$309,366	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$642,505	13.49%	$285,865	6.00%	$315,642	6.625%	N/A	N/A
BancFirst	583,264	12.25%	285,569	6.00%	315,316	6.625%	$380,759	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$642,505	9.65%	$266,346	4.00%	N/A	N/A	N/A	N/A
BancFirst	583,264	8.77%	265,942	4.00%	N/A	N/A	$332,427	5.00%

As of June 30, 2016, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework from prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

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

Management believes that, as of June 30, 2016, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share based on weighted-average shares outstanding are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended June 30, 2016
Basic
Income available to common stockholders	$17,493	15,549,811	$1.12
Dilutive effect of stock options	—	292,674
Diluted
Income available to common stockholders plus assumed exercises of stock options	$17,493	15,842,485	$1.10
Three Months Ended June 30, 2015
Basic
Income available to common stockholders	$18,553	15,536,325	$1.19
Dilutive effect of stock options	—	328,599
Diluted
Income available to common stockholders plus assumed exercises of stock options	$18,553	15,864,924	$1.17
Six Months Ended June 30, 2016
Basic
Income available to common stockholders	$34,072	15,542,114	$2.19
Dilutive effect of stock options	—	288,563
Diluted
Income available to common stockholders plus assumed exercises of stock options	$34,072	15,830,677	$2.15
Six Months Ended June 30, 2015
Basic
Income available to common stockholders	$34,812	15,521,916	$2.24
Dilutive effect of stock options	—	330,616
Diluted
Income available to common stockholders plus assumed exercises of stock options	$34,812	15,852,532	$2.20

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended June 30, 2016	241,945	$58.52
Three Months Ended June 30, 2015	168,065	58.14
Six Months Ended June 30, 2016	239,198	58.55
Six Months Ended June 30, 2015	148,475	57.94

(9)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2016
Securities available for sale:
U.S. Treasury	$206,526	$—	$—	$206,526
U.S. federal agencies	—	125,650	—	125,650
Mortgage-backed securities	—	5,998	14,816	20,814
States and political subdivisions	—	48,037	—	48,037
Other securities	—	3,492	6,407	9,899
Derivative assets	—	1,624	—	1,624
Derivative liabilities	—	1,138	—	1,138
Loans held for sale	—	10,427	—	10,427

December 31, 2015
Securities available for sale:
U.S. Treasury	$329,696	$—	$—	$329,696
U.S. federal agencies	—	131,896	—	131,896
Mortgage-backed securities	—	7,039	14,816	21,855
States and political subdivisions	—	50,920	—	50,920
Other securities	—	3,485	6,308	9,793
Derivative assets	—	1,946	—	1,946
Derivative liabilities	—	989	—	989
Loans held for sale	—	13,725	—	13,725

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Balance at the beginning of the year	$21,124	$28,459
Purchases, issuances and settlements	551	(1,409)
Sales	(300)	(8,593)
Gains included in earnings	35	7,121
Total unrealized (losses) gains	(187)	(4,029)
Balance at the end of the period	$21,223	$21,549

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the six months ended June 30, 2016 and 2015, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis and the related losses recognized during the period:

	Total Fair Value Level 3	Losses
	(Dollars in thousands)
As of and for the Year-to-date Period Ended June 30, 2016
Impaired loans (less specific allowance)	$30,160	$—
Foreclosed assets	346	2
Other real estate owned	4,123	49

As of and for the Year-to-date Period Ended December 31, 2015
Impaired loans (less specific allowance)	$44,399	$—
Foreclosed assets	230	—
Other real estate owned	7,984	128

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	June 30,		December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,597,822	$1,597,822	$1,598,177	$1,598,177
Securities held for investment	7,812	7,872	8,289	8,350
Level 3 inputs:
Securities held for investment	500	500	500	500
Loans, net of allowance for loan losses	4,280,070	4,353,453	4,190,382	4,222,153
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	5,943,982	5,997,885	5,973,538	6,028,012
Short-term borrowings	3,500	3,500	500	500
Junior subordinated debentures	31,959	33,707	31,959	33,793
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,735		1,681
Letters of credit		426		464

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued semi-annually) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at June 30, 2016 or December 31, 2015.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models.  The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		June 30, 2016		December 31, 2015
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	88	$356	86	$604
Derivative liabilities	Barrels	(88)	(269)	(86)	(378)

Natural Gas
Derivative assets	MMBTUs	3,930	1,268	3,920	1,342
Derivative liabilities	MMBTUs	(3,930)	(869)	(3,920)	(611)

Total Fair Value	Included in
Derivative assets	Other assets		1,624		1,946
Derivative liabilities	Other liabilities		(1,138)		(989)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Derivative income	$6	$37	$11	$192

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Credit exposure	$—	$37

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2016
Net interest income (expense)	$15,699	$33,846	$1,591	$(268)	$—	$50,868
Noninterest income	4,098	14,408	6,646	18,798	(17,893)	26,057
Income before taxes	10,240	20,331	2,431	11,247	(17,848)	26,401

Three Months Ended June 30, 2015
Net interest income (expense)	$15,325	$29,444	$1,900	$(454)	$—	$46,215
Noninterest income	3,533	12,990	11,387	21,326	(20,521)	28,715
Income before taxes	9,800	17,400	6,910	14,604	(20,484)	28,230

Six Months Ended June 30, 2016
Net interest income (expense)	$31,542	$66,968	$3,007	$(673)	$—	$100,844
Noninterest income	7,886	28,004	14,125	36,476	(34,817)	51,674
Income before taxes	19,588	39,425	5,545	21,747	(34,705)	51,600

Six Months Ended June 30, 2015
Net interest income (expense)	$30,725	$58,499	$3,518	$(901)	$—	$91,841
Noninterest income	6,990	25,316	20,114	38,618	(37,027)	54,011
Income before taxes	19,689	33,807	11,917	24,408	(36,926)	52,895

Total Assets:
June 30, 2016	$2,311,639	$4,350,115	$107,265	$653,042	$(738,685)	$6,683,376
December 31, 2015	2,277,870	4,379,205	128,697	624,428	(717,371)	6,692,829

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

SUMMARY

BancFirst Corporation’s net income was $17.5 million, or $1.10 diluted earnings per share, for the second quarter of 2016, compared to net income of $18.6 million, or $1.17 diluted earnings per share, for the second quarter of 2015. The second quarter of 2015 included a gain from the sale of an equity investment by the Company’s wholly-owned subsidiary, Council Oak Partners, LLC, of approximately $5.3 million. Net income was $34.1 million, or $2.15 diluted earnings per share, for the six months ended June, 30, 2016, compared to net income of $34.8 million, or $2.20 diluted earnings per share, for the six months ended June, 30, 2015.

The Company’s net interest income for the second quarter of 2016 increased to $50.9 million, compared to $46.2 million for the second quarter of 2015. The net interest margin for the quarter was 3.28%, compared to 3.07% a year ago. Internal loan growth, acquired loans from the Company’s October 2015 acquisition and the increase in the federal funds rate of 25 basis points during the fourth quarter of 2015 contributed to the higher net interest income and margin in 2016. The Company’s provision for loan losses for the second quarter of 2016 increased to $2.8 million, compared to $1.3 million a year ago. The increase in the provision was primarily due to a small number of commercial loan downgrades. Net charge-offs for the quarter were 0.02% of average loans, compared to 0.01% for the second quarter of 2015.  Noninterest income for the quarter totaled $26.1 million, compared to $28.7 million last year, the later included the aforementioned investment gain. Noninterest expense for the quarter totaled $47.7 million, compared to $45.4 million last year, as a result of salary increases from raises and the Company’s acquisition in the fourth quarter of 2015. The Company’s effective tax rate was 33.7% compared to 34.3% for the second quarter of 2015.

At June 30, 2016, the Company’s total assets were $6.7 billion, largely unchanged from December 31, 2015. Securities decreased $133.7 million to a total of $419.2 million, due primarily to maturities. Loans totaled $4.3 billion, up slightly from December 31, 2015.  Deposits totaled $5.9 billion, virtually unchanged from the December 31, 2015 total. The Company’s total stockholders’ equity was $676.8 million, an increase of $21.3 million, or 3.3%, over December 31, 2015.

Asset quality remained solid during the second quarter of 2016. Nonperforming and restructured assets were 0.59% of total assets at June 30, 2016 compared to 0.83% at December 31, 2015. The decrease in nonperforming and restructured assets was largely due to one relationship that was removed from a troubled debt restructuring status due to sustained improvement in financial condition, performance and the commercially reasonable nature of its structure. Sales of other real estate owned also contributed to the decrease in nonperforming assets. The allowance to total loans was 1.07%, compared to 0.98% at year-end 2015. The allowance to nonperforming and restructured loans was 134.1% compared to 88.5% at year-end 2015.

During the first quarter of 2016, the Company repurchased 100,000 shares of its common stock at an average price of $55.23 under the Company’s stock repurchase program.

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

Oil prices continued to be below the marginal price of production during the second quarter of 2016, which had a dampening effect on the Oklahoma economy. Any continued impact from low oil prices on Oklahoma’s economy and the Company’s financial results could become more apparent in future periods.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income Statement Data
Net interest income	$50,868	$46,215	$100,844	$91,841
Provision for loan losses	2,804	1,271	6,907	2,605
Securities transactions	(65)	5,392	35	7,121
Total noninterest income	26,057	28,715	51,674	54,011
Salaries and employee benefits	30,008	27,886	59,365	55,399
Total noninterest expense	47,720	45,429	94,011	90,352
Net income	17,493	18,553	34,072	34,812
Per Common Share Data
Net income – basic	$1.12	$1.19	$2.19	$2.24
Net income – diluted	1.10	1.17	2.15	2.20
Cash dividends	0.36	0.34	0.72	0.68
Performance Data
Return on average assets	1.04%	1.14%	1.02%	1.08%
Return on average stockholders’ equity	10.42	11.79	10.23	11.23
Cash dividend payout ratio	32.00	28.47	32.84	30.32
Net interest spread	3.11	2.93	3.10	2.93
Net interest margin	3.28	3.07	3.27	3.07
Efficiency ratio	62.03	60.63	61.64	61.95
Net charge-offs to average loans	0.02	0.01	0.05	0.02

Net Interest Income

For the three months ended June 30, 2016, net interest income, which is the Company’s principal source of operating revenue, increased to $50.9 million compared to $46.2 million for the three months ended June 30, 2015. Net interest margin, which is shown in the preceding table, is the ratio of taxable-equivalent net interest income to average earning assets for the period. Internal loan growth, acquired loans from the Company’s October 2015 acquisition and the increase in the federal funds rate of 25 basis points during the fourth quarter of 2015 contributed to the higher net interest income and margin in 2016. If interest rates and/or loan volume do not increase, management would expect its net interest margin to generally remain at current levels.

Net interest income for the six months ended June 30, 2016 was $100.8 million compared to $91.8 million for the six months ended June 30, 2015. The net interest margin for the year-to-date increased compared to the same period of the previous year, as shown in the preceding table.

Provision for Loan Losses

The Company’s provision for loan loss for the second quarter of 2016 increased to $2.8 million compared to $1.3 million a year ago. The increase in the provision was largely due to a small number of commercial loan downgrades of which were impacted by the economic effect in Oklahoma from low energy prices. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date.  Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $809,000 for the second quarter of 2016, compared to $207,000 for the second quarter of 2015. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

For the six months ended June 30, 2016, the Company’s provision for loan losses increased to $6.9 million, compared to $2.6 million for the six months ended June 30, 2015, due to a small number of commercial loan downgrades. Net loan charge-offs were $2.0 million, compared to $873,000 for the same period of the prior year.

Noninterest Income

Noninterest income totaled $26.1 million for the second quarter of 2016 compared to $28.7 million for the second quarter of 2015. The second quarter of 2015 included a gain from the sale of an equity investment the Company’s wholly-owned subsidiary, Council Oak Partners, LLC, of approximately $5.3 million. The Company had fees from debit card usage totaling $6.1 million and $5.8 million during the three month periods ended June 30, 2016 and 2015, respectively. This represents 23.5% and 20.3% of the Company’s noninterest income for the three month periods ended June 30, 2016 and 2015, respectively. In addition, the Company had non-sufficient fund fees totaling $6.5 million and $6.0 million during the three month periods ended June 30, 2016 and 2015, respectively. This represents 25.1% and 21.0% of the Company’s noninterest income for the three month periods ended June 30, 2016 and 2015, respectively.

Noninterest income for the six months ended June 30, 2016 totaled $51.7 million compared to $54.0 million for the six months ended June 30, 2015. Noninterest income in 2015 included a gain from the sale of an investment by the Company’s wholly-owned subsidiary Council Oak Partners, LLC, of approximately $5.3 million and a $1.7 million gain on the sale of an investment by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst.  Fees from debit card usage totaled $12.0 million and $11.3 million during the six months ended June 30, 2016 and 2015, respectively. This represents 23.3% and 20.9% of the Company’s noninterest income for the six month periods ended June 30, 2016 and 2015, respectively. In addition, the Company had non-sufficient fund fees totaling $12.7 million and $11.5 million during the six months ended June 30, 2016 and 2015, respectively. This represents 24.5% and 21.3% of the Company’s noninterest income for the six month periods ended June 30, 2016 and 2015, respectively.

Noninterest Expense

For the three months ended June 30, 2016, noninterest expense totaled $47.7 million, compared to $45.4 million for the three months ended June 30, 2015. The increase in noninterest expense for the second quarter of 2016 was primarily due to salary increases from raises and the Company’s acquisition in the fourth quarter of 2015. During the second quarter of 2015 the Company recorded an impairment loss for goodwill of $368,000 after adopting a plan to close a small branch, which is included in noninterest expense.

For the six months ended June 30, 2016, noninterest expense totaled $94.0 million compared to $90.4 million for the six months ended June 30, 2015. The increase in noninterest expense for year-to-date 2016 was primarily due to salary increases from raises and the Company’s acquisition in the fourth quarter of 2015.  This was partially offset by gains on sale of other real estate owned totaling $1.1 million.

Income Taxes

The Company’s effective tax rate on income before taxes was 33.7% for the second quarter of 2016, compared to 34.3% for the second quarter of 2015.

The Company’s effective tax rate on income before taxes was 34.0% for the first six months of 2016, compared to 34.2% for the first six months of 2015.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
Balance Sheet Data
Total assets	$6,683,376	$6,692,829
Total loans (net of unearned interest)	4,337,063	4,245,773
Allowance for loan losses	46,566	41,666
Securities	419,238	552,949
Deposits	5,943,982	5,973,358
Stockholders' equity	676,830	655,510
Book value per share	43.50	42.03
Tangible book value per share	39.09	37.56
Average loans to deposits (year-to-date)	71.51%	67.34%
Average earning assets to total assets (year-to-date)	92.97	93.02
Average stockholders’ equity to average assets (year-to-date)	9.97	9.76
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.80%	1.11%
Nonperforming and restructured assets to total assets	0.59	0.83
Allowance for loan losses to total loans	1.07	0.98
Allowance for loan losses to nonperforming and restructured loans	134.07	88.50
Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks and interest-bearing deposits with banks had a nominal decrease, from December 31, 2015 to June 30, 2016.

Securities

At June 30, 2016, total securities decreased $133.7 million, or 24.2% compared to December 31, 2015, due primarily to maturities. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $4.2 million at June 30, 2016, compared to an unrealized gain of $2.5 million at December 31, 2015.  These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $2.6 million and $1.5 million, respectively.

Loans (Including Acquired Loans)

At June 30, 2016, loans totaled $4.3 billion, up slightly from December 31, 2015. The increase in 2016 was primarily driven by an increase in commercial real estate loans located in the Company’s metropolitan markets.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At June 30, 2016, the allowance for loan losses to total loans represented 1.07% of total loans, compared to 0.98% at December 31, 2015.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $2.8 million at June 30, 2016 and $3.3 million at December 31, 2015, while the acquired loans outstanding were $175.9 million and $192.9 million, respectively.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $39.2 million at June 30, 2016, compared to $55.3 million at December 31, 2015. The Company’s level of nonperforming and restructured assets has continued to be relatively low. The decrease in nonperforming and restructured assets in 2016 was due to one relationship that was re-evaluated and removed from restructured loans due to sustained improvement in financial condition, performance and the commercially reasonable nature of its structure.

Nonaccrual loans totaled $30.1 million at both June 30, 2016 and December 31, 2015. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding, was approximately $982,000 for the six months ended June 30, 2016 and $922,000 for the for the six months ended June 30, 2015.  Only a small amount of this interest is expected to be ultimately collected.

Other real estate owned and repossessed assets totaled $4.5 million at June 30, 2016, compared to $8.2 million at December 31, 2015. Other real estate owned and repossessed assets decreased during 2016 primarily due to the sale of two properties.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms.  The Company had approximately $8.7 million of these loans at June 30, 2016, compared to $4.9 million at December 31, 2015. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable probable loss.  Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At June 30, 2016, deposits totaled $5.9 billion, virtually unchanged from the December 31, 2015 balance. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 94.4% at June 30, 2016 compared to 94.3% at December 31, 2015.  Noninterest-bearing deposits to total deposits were 40.2% at June 30, 2016, compared to 40.3% at December 31, 2015.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $3.5 million at June 30, 2016, compared to $500,000 at December 31, 2015.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $673.6 million, are pledged as collateral for the borrowings under the line of credit. As of June 30, 2016 and December 31, 2015, the Company had no advances outstanding under the line of credit from FHLB. In addition, the Company has a revolving line of credit with a commercial bank, with the ability to draw up to $10.0 million. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020. There were no borrowings against this line of credit at June 30, 2016.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Capital Resources

Stockholders’ equity totaled $676.8 million at June 30, 2016, compared to $655.5 million at December 31, 2015. In addition to net income of $34.1 million, other changes in stockholders’ equity during the six months ended June 30, 2016 included $2.0 million related to stock option exercises, $901,000 related to stock-based compensation and a $1.1 million increase in other comprehensive income, that were partially offset by $11.2 million in dividends and $5.5 million in stock repurchases. The Company’s leverage ratio and total risk-based capital ratios at June 30, 2016 were well in excess of the regulatory requirements.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,296,172	$51,216	4.78%	$3,853,995	$46,601	4.85%
Securities – taxable	457,021	1,344	1.18	508,819	1,458	1.15
Securities – tax exempt	41,015	372	3.64	37,567	363	3.87
Interest-bearing deposits w/ banks & FFS	1,459,623	1,852	0.51	1,678,617	1,066	0.25
Total earning assets	6,253,831	54,784	3.51	6,078,998	49,488	3.27
Nonearning assets:
Cash and due from banks	176,042			176,745
Interest receivable and other assets	335,869			315,018
Allowance for loan losses	(44,520)			(41,946)
Total nonearning assets	467,391			449,817
Total assets	$6,721,222			$6,528,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$787,174	$207	0.11%	$735,460	$183	0.10%
Savings deposits	2,088,482	1,691	0.32	2,068,549	1,159	0.22
Time deposits	708,242	1,194	0.68	729,834	1,200	0.66
Short-term borrowings	1,876	2	0.37	1,964	1	0.14
Junior subordinated debentures	31,959	523	6.56	26,804	491	7.35
Total interest-bearing liabilities	3,617,733	3,617	0.40	3,562,611	3,034	0.34
Interest-free funds:
Noninterest-bearing deposits	2,404,535			2,310,375
Interest payable and other liabilities	25,399			24,653
Stockholders’ equity	673,555			631,176
Total interest free funds	3,103,489			2,966,204
Total liabilities and stockholders’ equity	$6,721,222			$6,528,815
Net interest income		$51,167			$46,454
Net interest spread			3.11%			2.93%
Effect of interest free funds			0.17%			0.14%
Net interest margin			3.28%			3.07%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Six Months Ended June 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,269,528	$101,545	4.77%	$3,847,450	$92,652	4.86%
Securities – taxable	474,263	2,671	1.13	497,687	2,857	1.16
Securities – tax exempt	41,776	765	3.67	38,282	741	3.90
Interest-bearing deposits w/ banks & FFS	1,439,562	3,654	0.51	1,682,494	2,128	0.26
Total earning assets	6,225,129	108,635	3.50	6,065,913	98,378	3.27
Nonearning assets:
Cash and due from banks	177,749			179,326
Interest receivable and other assets	336,356			315,780
Allowance for loan losses	(43,058)			(41,415)
Total nonearning assets	471,047			453,691
Total assets	$6,696,176			$6,519,604
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$789,647	$408	0.10%	$729,716	$351	0.10%
Savings deposits	2,083,643	3,382	0.33	2,060,781	2,308	0.23
Time deposits	715,017	2,382	0.67	736,691	2,421	0.66
Short-term borrowings	1,494	3	0.37	2,496	2	0.14
Junior subordinated debentures	31,959	1,045	6.56	26,804	982	7.38
Total interest-bearing liabilities	3,621,760	7,220	0.40	3,556,488	6,064	0.34
Interest-free funds:
Noninterest-bearing deposits	2,382,159			2,311,291
Interest payable and other liabilities	24,512			26,633
Stockholders’ equity	667,745			625,192
Total interest free funds	3,074,416			2,963,116
Total liabilities and stockholders’ equity	$6,696,176			$6,519,604
Net interest income		$101,415			$92,314
Net interest spread			3.10%			2.93%
Effect of interest free funds			0.17%			0.14%
Net interest margin			3.27%			3.07%

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

Item 1A. Risk Factors.

As of June 30, 2016, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

10.2*	Fifth Amended and Restated BancFirst Corporation Directors’ Stock Option Plan.

10.3*	Fifth Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan.

10.4*	Fourteenth Amended and Restated BancFirst Corporation Stock Option Plan.
10.5

Adoption Agreement for the BancFirst Corporation Thrift Plan adopted April 21, 2016 effective January 1, 2016. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016 and incorporated herein by reference).

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

BANCFIRST CORPORATION
(Registrant)

Date: August 5, 2016	/s/ David E. Rainbolt
David E. Rainbolt
President
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)