Form 10-Q
period 2016-09-30
BANCFIRST CORP /OK/
filed 2016-11-04
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016 there were 15,708,383 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2016	2015
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$174,061	$203,364
Interest-bearing deposits with banks	1,532,095	1,394,813
Federal funds sold	500	—
Securities (fair value: $473,785 and $553,010, respectively)	473,738	552,949
Loans held for sale	9,685	13,725
Loans (net of unearned interest)	4,307,827	4,232,048
Allowance for loan losses	(48,061)	(41,666)
Loans, net of allowance for loan losses	4,259,766	4,190,382
Premises and equipment, net	126,415	126,813
Other real estate owned	4,038	7,984
Intangible assets, net	13,898	15,695
Goodwill	54,042	54,042
Accrued interest receivable and other assets	135,299	133,062
Total assets	$6,783,537	$6,692,829

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,477,107	$2,409,769
Interest-bearing	3,547,842	3,563,589
Total deposits	6,024,949	5,973,358
Short-term borrowings	4,000	500
Accrued interest payable and other liabilities	28,898	31,502
Junior subordinated debentures	31,959	31,959
Total liabilities	6,089,806	6,037,319

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,695,083 and 15,597,446, respectively	15,695	15,597
Capital surplus	111,012	102,865
Retained earnings	565,039	535,521
Accumulated other comprehensive income, net of income tax of $1,252 and $962, respectively	1,985	1,527
Total stockholders' equity	693,731	655,510
Total liabilities and stockholders' equity	$6,783,537	$6,692,829

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
INTEREST INCOME
Loans, including fees	$51,647	$47,342	$152,888	$139,781
Securities:
Taxable	1,242	1,291	3,913	4,148
Tax-exempt	248	249	746	730
Federal funds sold	1	—	1	—
Interest-bearing deposits with banks	1,968	1,009	5,622	3,137
Total interest income	55,106	49,891	163,170	147,796
INTEREST EXPENSE
Deposits	3,149	2,522	9,321	7,602
Short-term borrowings	2	1	5	3
Junior subordinated debentures	524	492	1,569	1,474
Total interest expense	3,675	3,015	10,895	9,079
Net interest income	51,431	46,876	152,275	138,717
Provision for loan losses	2,940	1,424	9,847	4,029
Net interest income after provision for loan losses	48,491	45,452	142,428	134,688
NONINTEREST INCOME
Trust revenue	2,685	2,295	7,752	6,837
Service charges on deposits	16,033	14,910	46,228	42,574
Securities transactions (includes accumulated other comprehensive income reclassifications of $(85), $0, $15 and $3,912, respectively)	(146)	—	(111)	7,121
Income from sales of loans	863	545	2,120	1,534
Insurance commissions	4,372	4,427	11,762	11,615
Cash management	2,853	1,906	7,903	5,611
Gain on sale of other assets	2	27	61	108
Other	1,265	1,214	3,886	3,935
Total noninterest income	27,927	25,324	79,601	79,335
NONINTEREST EXPENSE
Salaries and employee benefits	30,591	28,746	89,956	84,145
Occupancy, net	3,217	3,051	9,115	8,586
Depreciation	2,556	2,488	7,653	7,401
Amortization of intangible assets	560	444	1,721	1,333
Data processing services	1,178	1,132	3,567	3,428
Net expense (income) from other real estate owned	162	51	(944)	181
Marketing and business promotion	1,779	1,640	5,258	4,720
Deposit insurance	641	820	2,335	2,482
Other	8,520	7,980	24,554	24,428
Total noninterest expense	49,204	46,352	143,215	136,704
Income before taxes	27,214	24,424	78,814	77,319
Income tax expense	9,232	8,794	26,760	26,877
Net income	$17,982	$15,630	$52,054	$50,442
NET INCOME PER COMMON SHARE
Basic	$1.15	$1.01	$3.34	$3.25
Diluted	$1.13	$0.98	$3.28	$3.18
OTHER COMPREHENSIVE INCOME
Unrealized (losses) gains on securities, net of tax of $423, $(91), $(296) and $(507), respectively	(670)	145	467	803
Reclassification adjustment for losses (gains) included in net income, net of tax of $(33), $0, $6 and $1,513, respectively	52	—	(9)	(2,399)
Other comprehensive (losses) gains, net of tax of $390, $(91), $(290) and $1,006, respectively	(618)	145	458	(1,596)
Comprehensive income	$17,364	$15,775	$52,512	$48,846

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
COMMON STOCK
Issued at beginning of period	$15,560	$15,562	$15,597	$15,504
Shares issued	135	29	198	87
Shares acquired and canceled	—	—	(100)	—
Issued at end of period	$15,695	$15,591	$15,695	$15,591
CAPITAL SURPLUS
Balance at beginning of period	$105,676	$99,202	$102,865	$96,841
Common stock issued	3,767	749	5,634	2,065
Tax effect of stock options	1,204	395	1,247	686
Stock-based compensation arrangements	365	489	1,266	1,243
Balance at end of period	$111,012	$100,835	$111,012	$100,835
RETAINED EARNINGS
Balance at beginning of period	$552,991	$517,028	$535,521	$492,776
Net income	17,982	15,630	52,054	50,442
Dividends on common stock ($0.38, $0.36, $1.10 and $1.04 per share, respectively)	(5,934)	(5,620)	(17,113)	(16,180)
Common stock acquired and canceled	—	—	(5,423)	—
Balance at end of period	$565,039	$527,038	$565,039	$527,038
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$2,603	$2,452	$1,527	$4,193
Net change	(618)	145	458	(1,596)
Balance at end of period	$1,985	$2,597	$1,985	$2,597
Total stockholders’ equity	$693,731	$646,061	$693,731	$646,061

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,054	$50,442
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	9,847	4,029
Depreciation and amortization	9,374	8,734
Net amortization of securities premiums and discounts	161	747
Realized securities losses (gains)	111	(7,121)
Gain on sales of loans	(2,120)	(1,534)
Cash receipts from the sale of loans originated for sale	143,044	132,957
Cash disbursements for loans originated for sale	(136,903)	(134,396)
Deferred income tax benefit	(3,069)	(1,029)
Gain on other assets	(1,294)	(76)
Increase in interest receivable	73	8
Decrease in interest payable	(22)	(64)
Amortization of stock-based compensation arrangements	1,266	1,243
Other, net	(1,684)	4,797
Net cash provided by operating activities	$70,838	$58,737
INVESTING ACTIVITIES
Net increase in federal funds sold	(500)	—
Purchases of held for investment securities	(806)	(1,085)
Purchases of available for sale securities	(78,592)	(41,424)
Proceeds from maturities, calls and paydowns of held for investment securities	5,039	1,344
Proceeds from maturities, calls and paydowns of available for sale securities	153,620	53,285
Proceeds from sales of available for sale securities	426	8,576
Net change in loans	(82,782)	(113,740)
Purchases of premises, equipment and computer software	(7,845)	(9,535)
Proceeds from the sale of other assets	8,740	4,324
Net cash used in investing activities	(2,700)	(98,255)
FINANCING ACTIVITIES
Net change in deposits	51,591	(206,113)
Net increase/(decrease) in short-term borrowings	3,500	(205)
Issuance of common stock, net	7,079	2,838
Common stock acquired	(5,523)	—
Cash dividends paid	(16,806)	(15,836)
Net cash provided by (used in) financing activities	39,841	(219,316)
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	107,979	(258,834)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,598,177	1,913,895
Cash, due from banks and interest-bearing deposits at the end of the period	$1,706,156	$1,655,061
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,919	$9,142
Cash paid during the period for income taxes	$26,200	$26,531
Noncash investing and financing activities:
Unpaid common stock dividends declared	$5,922	$5,609

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 will be effective on January 1, 2018. Early adoption is permitted with retrospective applications. The Company is currently evaluating the potential impact of ASU 2016-15 on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 requires enhanced disclosures related to the significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements.

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

During the quarter ended March 31, 2016, the Company had gains on the sale of other real estate owned totaling $1.2 million that is included in net expense (income) from other real estate owned in the consolidated statements of comprehensive income.

(3)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Held for investment, at cost (fair value: $4,601 and $8,850, respectively)	$4,554	$8,789
Available for sale, at fair value	469,184	544,160
Total	$473,738	$552,949

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016	(Dollars in thousands)
Mortgage backed securities (1)	$273	$21	$—	$294
States and political subdivisions	3,781	28	(2)	3,807
Other securities	500	—	—	500
Total	$4,554	$49	$(2)	$4,601
December 31, 2015
Mortgage backed securities (1)	$347	$25	$—	$372
States and political subdivisions	7,942	36	—	7,978
Other securities	500	—	—	500
Total	$8,789	$61	$—	$8,850

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016	(Dollars in thousands)
U.S. treasuries	$204,350	$1,773	$—	$206,123
U.S. federal agencies	192,271	494	(117)	192,648
Mortgage backed securities (1)	20,467	379	(561)	20,285
States and political subdivisions	42,412	1,354	(62)	43,704
Other securities (2)	6,447	125	(148)	6,424
Total	$465,947	$4,125	$(888)	$469,184
December 31, 2015
U.S. treasuries	$328,965	$776	$(45)	$329,696
U.S. federal agencies	131,522	527	(153)	131,896
Mortgage backed securities (1)	21,973	425	(543)	21,855
States and political subdivisions	49,521	1,447	(48)	50,920
Other securities (2)	9,689	249	(145)	9,793
Total	$541,670	$3,424	$(934)	$544,160

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	September 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,637	$1,646	$5,168	$5,174
After one year but within five years	2,162	2,179	2,800	2,829
After five years but within ten years	736	756	795	319
After ten years	19	20	26	528
Total	$4,554	$4,601	$8,789	$8,850
Available for Sale
Contractual maturity of debt securities:
Within one year	$205,834	$206,093	$272,820	$272,779
After one year but within five years	178,939	181,187	178,617	180,145
After five years but within ten years	6,608	7,088	8,483	9,075
After ten years	68,119	68,392	75,522	75,853
Total debt securities	459,500	462,760	535,442	537,852
Other securities	6,447	6,424	6,228	6,308
Total	$465,947	$469,184	$541,670	$544,160

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Book value of pledged securities	$419,481	$493,540

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$792,335	18.39%	$795,803	18.80%
Oil & gas production and equipment	75,627	1.76	87,304	2.06
Agriculture	136,150	3.16	150,620	3.56
State and political subdivisions:
Taxable	39,160	0.91	17,605	0.42
Tax-exempt	39,930	0.93	33,575	0.79
Real estate:
Construction	402,901	9.35	403,664	9.54
Farmland	191,218	4.44	184,707	4.36
One to four family residences	845,360	19.62	821,251	19.41
Multifamily residential properties	59,967	1.39	65,477	1.55
Commercial	1,410,730	32.75	1,356,430	32.05
Consumer	277,671	6.45	283,636	6.70
Other (not classified above)	36,778	0.85	31,976	0.76
Total loans	$4,307,827	100.00%	$4,232,048	100.00%

The Company’s commercial and industrial loan category includes a small percentage of loans to companies that provide ancillary services to the oil and gas industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these loans at September 30, 2016 was approximately $54 million.

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

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,906	$1,841
Nonaccrual	31,014	30,096
Restructured	1,842	15,143
Total nonperforming and restructured loans	34,762	47,080
Other real estate owned and repossessed assets	4,339	8,214
Total nonperforming and restructured assets	$39,101	$55,294

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.5 million for the nine months ended September 30, 2016 and approximately $1.5 million for the nine months ended September 30, 2015.

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

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$274	$261
Non-residential real estate other	5,910	3,957
Residential real estate permanent mortgage	829	656
Residential real estate all other	4,694	1,833
Commercial and financial:
Non-consumer non-real estate	4,849	10,159
Consumer non-real estate	472	312
Other loans	9,008	9,381
Acquired loans	4,978	3,537
Total	$31,014	$30,096

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of September 30, 2016
Real estate:
Non-residential real estate owner occupied	$3,899	$704	$506	$5,109	$521,548	$526,657	$269
Non-residential real estate other	504	86	1,995	2,585	1,126,466	1,129,051	91
Residential real estate permanent mortgage	2,278	895	1,029	4,202	327,619	331,821	468
Residential real estate all other	1,952	526	1,459	3,937	730,581	734,518	469
Commercial and financial:
Non-consumer non-real estate	5,203	1,522	465	7,190	989,351	996,541	196
Consumer non-real estate	2,020	758	456	3,234	278,381	281,615	270
Other loans	1,208	235	8,199	9,642	138,276	147,918	—
Acquired loans	473	1,023	460	1,956	157,750	159,706	143
Total	$17,537	$5,749	$14,569	$37,855	$4,269,972	$4,307,827	$1,906
As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$441	$179	$183	$803	$502,094	$502,897	$—
Non-residential real estate other	1,149	108	568	1,825	1,108,935	1,110,760	521
Residential real estate permanent mortgage	2,840	636	648	4,124	328,477	332,601	493
Residential real estate all other	2,842	609	824	4,275	672,414	676,689	193
Commercial and financial:
Non-consumer non-real estate	2,278	161	187	2,626	982,136	984,762	152
Consumer non-real estate	2,237	772	349	3,358	265,511	268,869	278
Other loans	3,565	295	1,761	5,621	156,995	162,616	132
Acquired loans	1,052	71	918	2,041	190,813	192,854	72
Total	$16,404	$2,831	$5,438	$24,673	$4,207,375	$4,232,048	$1,841

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of September 30, 2016
Real estate:
Non-residential real estate owner occupied	$728	$645	$48	$531
Non-residential real estate other	8,049	6,001	335	5,653
Residential real estate permanent mortgage	1,545	1,353	108	1,019
Residential real estate all other	5,704	5,465	1,428	6,007
Commercial and financial:
Non-consumer non-real estate	11,644	6,255	1,470	7,347
Consumer non-real estate	898	863	235	909
Other loans	10,440	9,008	1,851	9,191
Acquired loans	7,265	5,344	—	4,015
Total	$46,273	$34,934	$5,475	$34,672

As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$507	$383	$14	$446
Non-residential real estate other	21,068	19,052	357	19,655
Residential real estate permanent mortgage	1,401	1,209	81	1,125
Residential real estate all other	2,498	2,235	242	1,958
Commercial and financial:
Non-consumer non-real estate	13,897	10,312	2,062	11,786
Consumer non-real estate	738	715	181	652
Other loans	10,722	9,513	331	10,335
Acquired loans	6,295	4,248	—	4,564
Total	$57,126	$47,667	$3,268	$50,521

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of September 30, 2016
Real estate:
Non-residential real estate owner occupied	$432,000	$78,484	$15,602	$571	$—	$526,657
Non-residential real estate other	941,523	166,984	14,607	5,937	—	1,129,051
Residential real estate permanent mortgage	291,611	31,830	6,918	1,462	—	331,821
Residential real estate all other	604,144	113,822	11,347	5,205	—	734,518
Commercial and financial:
Non-consumer non-real estate	807,385	162,879	21,309	4,968	—	996,541
Consumer non-real estate	261,859	16,461	2,499	796	—	281,615
Other loans	138,497	5,464	1,505	2,452	—	147,918
Acquired loans	102,002	32,236	20,145	5,323	—	159,706
Total	$3,579,021	$608,160	$93,932	$26,714	—	$4,307,827

As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$417,529	$76,749	$8,304	$315	$—	$502,897
Non-residential real estate other	945,993	156,159	4,580	4,028	—	1,110,760
Residential real estate permanent mortgage	295,265	29,793	6,315	1,228	—	332,601
Residential real estate all other	554,007	111,879	9,109	1,694	—	676,689
Commercial and financial:
Non-consumer non-real estate	821,394	140,384	12,687	10,297	—	984,762
Consumer non-real estate	251,994	14,433	1,779	662	1	268,869
Other loans	153,416	5,851	872	2,477	—	162,616
Acquired loans	165,305	12,566	11,049	3,858	76	192,854
Total	$3,604,903	$547,814	$54,695	$24,559	$77	$4,232,048

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

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2016
Real estate:
Non-residential real estate owner occupied	$4,896	$(1)	$—	$(1)	$214	$5,109
Non-residential real estate other	10,302	(5)	1	(4)	285	10,583
Residential real estate permanent mortgage	3,203	(58)	10	(48)	52	3,207
Residential real estate all other	8,293	(10)	8	(2)	212	8,503
Commercial and financial:
Non-consumer non-real estate	13,441	(1,053)	31	(1,022)	(385)	12,034
Consumer non-real estate	2,749	(374)	61	(313)	443	2,879
Other loans	3,377	(18)	2	(16)	812	4,173
Acquired loans	305	(41)	2	(39)	1,307	1,573
Total	$46,566	$(1,560)	$115	$(1,445)	$2,940	$48,061

Nine Months Ended September 30, 2016
Real estate:
Non-residential real estate owner occupied	$4,661	$(11)	$—	$(11)	$459	$5,109
Non-residential real estate other	9,921	(9)	3	(6)	668	10,583
Residential real estate permanent mortgage	3,148	(157)	48	(109)	168	3,207
Residential real estate all other	6,725	(147)	19	(128)	1,906	8,503
Commercial and financial:
Non-consumer non-real estate	11,754	(2,358)	77	(2,281)	2,561	12,034
Consumer non-real estate	2,642	(729)	137	(592)	829	2,879
Other loans	2,648	(300)	15	(285)	1,810	4,173
Acquired loans	167	(58)	18	(40)	1,446	1,573
Total	$41,666	$(3,769)	$317	$(3,452)	$9,847	$48,061

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2015
Real estate:
Non-residential real estate owner occupied	$4,503	$—	$—	$—	$36	$4,539
Non-residential real estate other	9,880	(708)	1	(707)	814	9,987
Residential real estate permanent mortgage	3,110	(28)	15	(13)	(26)	3,071
Residential real estate all other	6,485	(48)	4	(44)	168	6,609
Commercial and financial:
Non-consumer non-real estate	13,713	(2,180)	38	(2,142)	86	11,657
Consumer non-real estate	2,499	(152)	35	(117)	160	2,542
Other loans	2,431	(20)	6	(14)	134	2,551
Acquired loans	—	(38)	—	(38)	52	14
Total	$42,621	$(3,174)	$99	$(3,075)	$1,424	$40,970

Nine Months Ended September 30, 2015
Real estate:
Non-residential real estate owner occupied	$4,406	$(1)	$1	$—	$133	$4,539
Non-residential real estate other	9,616	(708)	2	(706)	1,077	9,987
Residential real estate permanent mortgage	2,948	(124)	29	(95)	218	3,071
Residential real estate all other	6,269	(123)	13	(110)	450	6,609
Commercial and financial:
Non-consumer non-real estate	12,771	(2,349)	76	(2,273)	1,159	11,657
Consumer non-real estate	2,404	(382)	90	(292)	430	2,542
Other loans	2,359	(283)	15	(268)	460	2,551
Acquired loans	116	(232)	28	(204)	102	14
Total	$40,889	$(4,202)	$254	$(3,948)	$4,029	$40,970

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	September 30, 2016		December 31, 2015

	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied.	$633	$4,476	$323	$4,338
Non-residential real estate other	880	9,703	323	9,598
Residential real estate permanent mortgage	460	2,747	399	2,749
Residential real estate all other	2,190	6,313	839	5,886
Commercial and financial:
Non-consumer non-real estate	3,445	8,589	3,365	8,389
Consumer non-real estate	580	2,299	445	2,197
Other loans	1,812	2,361	291	2,357
Acquired loans	—	1,573	—	167
Total	$10,000	$38,061	$5,985	$35,681

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	September 30, 2016			December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$16,173	$510,484	$—	$8,619	$494,278	$—
Non-residential real estate other	20,544	1,108,507	—	8,608	1,102,152	—
Residential real estate permanent mortgage	8,380	323,441	—	7,543	325,058	—
Residential real estate all other	16,552	717,966	—	10,803	665,886	—
Commercial and financial:
Non-consumer non-real estate	26,278	970,263	—	22,983	961,779	—
Consumer non-real estate	3,212	278,403	—	2,416	266,453	—
Other loans	2,219	145,699	—	2,323	160,293	—
Acquired loans	—	134,238	25,468	—	177,871	14,983
Total	$93,358	$4,189,001	$25,468	$63,295	$4,153,770	$14,983

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Other real estate owned	$2,453	$3,155
Repossessed assets	1,117	794
Total	$3,570	$3,949

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of September 30, 2016
Core deposit intangibles	$17,447	$(6,151)	$11,296
Customer relationship intangibles	5,699	(3,331)	2,368
Mortgage servicing intangibles	486	(252)	234
Total	$23,632	$(9,734)	$13,898
As of December 31, 2015
Core deposit intangibles	$20,333	$(7,586)	$12,747
Customer relationship intangibles	5,699	(3,061)	2,638
Mortgage servicing intangibles	538	(228)	310
Total	$26,570	$(10,875)	$15,695

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
(Dollars in thousands)
Nine months ended September 30, 2016
Balance at beginning and end of period	$8,078	$40,050	$5,464	$450	$54,042

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

(6)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,200,000 shares in May 2016. At September 30, 2016, 215,735 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2019. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2016 will become exercisable through the year 2023. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 260,000 shares in May 2016. At September 30, 2016, 40,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2016 will become exercisable through the year 2020. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued stock to satisfy stock-based exercises, but reserves the right to use treasury stock purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Nine Months Ended September 30, 2016
Outstanding at December 31, 2015	1,018,149	$40.69
Options granted	30,000	58.08
Options exercised	(195,174)	29.38
Options canceled, forfeited, or expired	(30,000)	55.88
Outstanding at September 30, 2016	822,975	43.46	9.35 Yrs	$23,910
Exercisable at September 30, 2016	370,350	36.00	6.45 Yrs	$13,521

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands except per share data)
Weighted average grant-date fair value per share of options granted	$13.99	$11.89	$11.92	$11.55
Total intrinsic value of options exercised	5,063	1,129	6,733	3,258
Cash received from options exercised	3,859	779	5,735	2,132
Tax benefit realized from options exercised	1,958	437	2,604	1,260

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Stock-based compensation expense	$365	$489	$1,266	$1,243
Tax benefit	142	189	490	481
Stock-based compensation expense, net of tax	$223	$300	$776	$762

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

September 30, 2016
(Dollars in thousands)
Unearned stock-based compensation expense	$3,049

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method during the periods presented:

	Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	1.46 to 2.02%	1.83 to 2.26%
Dividend yield	2.00%	2.00%
Stock price volatility	20.41 to 21.78%	18.23 to 19.65%
Expected term	10 Yrs	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company amended the BancFirst Deferred Stock Compensation Plan to increase the number of shares to be issued under the plan to 111,110 shares in May 2016. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. The number of shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan was 2,463 during the nine months ended September 30, 2016.

A summary of the accumulated stock units is as follows:

	September 30,	December 31,
	2016	2015
Accumulated stock units	68,969	66,376
Average price	$41.12	$39.64

(7)	STOCKHOLDERS’ EQUITY

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases may be determined by management within the limitations of the SRP. During the third quarter of 2016 the SRP was amended to increase the remaining shares to be purchased to 150,000.

The following table is a summary of the shares under the program. All share repurchased in 2016 were purchased in the first three months of the year:

	Nine Months Ended September 30,
	2016	2015
Number of shares repurchased	100,000	—
Average price of shares repurchased	$55.23	—
Shares remaining to be repurchased	150,000	194,723

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of September 30, 2016, the Company and BancFirst met all capital adequacy requirements to which they are subject.  The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2016:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$708,421	15.06%	$376,350	8.00%	$405,752	8.625%	N/A	N/A
BancFirst	643,237	13.69%	375,916	8.00%	405,284	8.625%	$469,895	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$629,360	13.38%	$211,697	4.50%	$241,099	5.125%	N/A	N/A
BancFirst	575,176	12.24%	211,453	4.50%	240,821	5.125%	$305,432	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$660,360	14.04%	$282,262	6.00%	$311,665	6.625%	N/A	N/A
BancFirst	595,176	12.67%	281,937	6.00%	311,305	6.625%	$375,916	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$660,360	9.89%	$267,195	4.00%	N/A	N/A	N/A	N/A
BancFirst	595,176	8.92%	266,755	4.00%	N/A	N/A	$333,444	5.00%

As of September 30, 2016, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework from prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Management believes that, as of September 30, 2016, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share based on weighted-average shares outstanding are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended September 30, 2016
Basic
Income available to common stockholders	$17,982	15,631,094	$1.15
Dilutive effect of stock options	—	291,115
Diluted
Income available to common stockholders plus assumed exercises of stock options	$17,982	15,922,209	$1.13
Three Months Ended September 30, 2015
Basic
Income available to common stockholders	$15,630	15,581,593	$1.01
Dilutive effect of stock options	—	324,531
Diluted
Income available to common stockholders plus assumed exercises of stock options	$15,630	15,906,124	$0.98
Nine Months Ended September 30, 2016
Basic
Income available to common stockholders	$52,054	15,571,990	$3.34
Dilutive effect of stock options	—	290,790
Diluted
Income available to common stockholders plus assumed exercises of stock options	$52,054	15,862,780	$3.28
Nine Months Ended September 30, 2015
Basic
Income available to common stockholders	$50,442	15,542,027	$3.25
Dilutive effect of stock options	—	329,964
Diluted
Income available to common stockholders plus assumed exercises of stock options	$50,442	15,871,991	$3.18

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended September 30, 2016	141,565	$60.63
Three Months Ended September 30, 2015	145,261	60.51
Nine Months Ended September 30, 2016	183,314	59.74
Nine Months Ended September 30, 2015	165,927	58.33

(9)	FAIR VALUE MEASUREMENTS

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

The Company reviews the prices for Level 1 and Level 2 securities supplied by the independent pricing service for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are esoteric or that have complicated structures. The Company’s portfolio primarily consists of traditional investments including U.S. Treasury obligations, federal agency mortgage pass-through securities, general obligation municipal bonds and a small amount of municipal revenue bonds. Pricing for such instruments is fairly generic and is easily obtained. For in-state bond issues that have relatively low issue sizes and liquidity, the Company utilizes the same parameters for pricing mentioned in the preceding paragraph adjusted for the specific issue. From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third party sources.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2016
Securities available for sale:
U.S. Treasury	$206,123	$—	$—	$206,123
U.S. federal agencies	—	192,648	—	192,648
Mortgage-backed securities	—	5,469	14,816	20,285
States and political subdivisions	—	43,704	—	43,704
Other securities	—	—	6,424	6,424
Derivative assets	—	1,017	—	1,017
Derivative liabilities	—	665	—	665
Loans held for sale	—	9,685	—	9,685

December 31, 2015
Securities available for sale:
U.S. Treasury	$329,696	$—	$—	$329,696
U.S. federal agencies	—	131,896	—	131,896
Mortgage-backed securities	—	7,039	14,816	21,855
States and political subdivisions	—	50,920	—	50,920
Other securities	—	3,485	6,308	9,793
Derivative assets	—	1,946	—	1,946
Derivative liabilities	—	989	—	989
Loans held for sale	—	13,725	—	13,725

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Balance at the beginning of the year	$21,124	$28,459
Purchases	763	609
Settlements	(7)	(1,679)
Sales	(426)	(8,593)
(Losses) gains included in earnings	(111)	7,121
Total unrealized losses	(103)	(4,029)
Balance at the end of the period	$21,240	$21,888

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the nine months ended September 30, 2016 and 2015, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis. The fair value represents end of period values, which approximate fair value measurements that occurred on various measurement dates throughout the period. The related losses represent the amounts recognized during the period regardless of whether the asset is still held at period end:

	Total Fair Value Level 3	Losses
	(Dollars in thousands)
As of and for the Year-to-date Period Ended September 30, 2016
Impaired loans (less specific allowance)	$29,459	$—
Foreclosed assets	1,117	2
Other real estate owned	3,034	146

As of and for the Year-to-date Period Ended December 31, 2015
Impaired loans (less specific allowance)	$44,399	$—
Foreclosed assets	1,097	—
Other real estate owned	4,604	128

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30,		December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,706,656	$1,706,656	$1,598,177	$1,598,177
Securities held for investment	3,943	3,990	8,289	8,350
Level 3 inputs:
Securities held for investment	611	611	500	500
Loans, net of allowance for loan losses	4,259,766	4,325,916	4,190,382	4,222,153
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	6,024,949	6,085,613	5,973,538	6,028,012
Short-term borrowings	4,000	4,000	500	500
Junior subordinated debentures	31,959	34,757	31,959	33,793
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,824		1,681
Letters of credit		428		464

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued semi-annually) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at September 30, 2016 or December 31, 2015.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models.  The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		September 30, 2016		December 31, 2015
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	61	$190	86	$604
Derivative liabilities	Barrels	(61)	(131)	(86)	(378)

Natural Gas
Derivative assets	MMBTUs	2,540	827	3,920	1,342
Derivative liabilities	MMBTUs	(2,540)	(534)	(3,920)	(611)

Total Fair Value	Included in
Derivative assets	Other assets		1,017		1,946
Derivative liabilities	Other liabilities		(665)		(989)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Derivative income	$3	$78	$14	$270

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Credit exposure	$—	$37

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2016
Net interest income (expense)	$15,893	$34,254	$1,617	$(333)	$—	$51,431
Noninterest income	4,235	14,918	8,050	19,025	(18,301)	27,927
Income before taxes	10,970	19,727	2,683	11,964	(18,130)	27,214

Three Months Ended September 30, 2015
Net interest income (expense)	$15,221	$30,429	$1,638	$(412)	$—	$46,876
Noninterest income	3,755	13,427	7,507	17,250	(16,615)	25,324
Income before taxes	9,463	18,693	3,098	9,616	(16,446)	24,424

Nine Months Ended September 30, 2016
Net interest income (expense)	$47,435	$101,222	$4,624	$(1,006)	$—	$152,275
Noninterest income	12,121	42,922	22,175	55,501	(53,118)	79,601
Income before taxes	30,558	59,152	8,228	33,711	(52,835)	78,814

Nine Months Ended September 30, 2015
Net interest income (expense)	$45,946	$88,928	$5,156	$(1,313)	$—	$138,717
Noninterest income	10,745	38,743	27,621	55,868	(53,642)	79,335
Income before taxes	29,152	52,500	15,015	34,024	(53,372)	77,319

Total Assets:
September 30, 2016	$2,351,771	$4,360,964	$95,999	$733,573	$(758,770)	$6,783,537
December 31, 2015	2,277,870	4,379,205	128,697	624,428	(717,371)	6,692,829

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

SUMMARY

BancFirst Corporation’s net income was $18.0 million, or $1.13 diluted earnings per share, for the third quarter of 2016, compared to net income of $15.6 million, or $0.98 diluted earnings per share, for the third quarter of 2015. Net income was $52.1 million, or $3.28 diluted earnings per share, for the nine months ended September, 30, 2016, compared to net income of $50.4 million, or $3.18 diluted earnings per share, for the nine months ended September, 30, 2015. The second quarter of 2015 included a gain from the sale of an equity investment by the Company’s wholly-owned subsidiary, Council Oak Partners, LLC, of approximately $5.3 million.

The Company’s net interest income for the third quarter of 2016 increased to $51.4 million, compared to $46.9 million for the third quarter of 2015. The net interest margin for the quarter was 3.27%, compared to 3.12% a year ago. Internal loan growth, acquired loans from the Company’s October 2015 acquisition and the increase in the federal funds rate of 25 basis points during the fourth quarter of 2015 contributed to the higher net interest income and margin in 2016. The Company’s provision for loan losses for the third quarter of 2016 increased to $2.9 million, compared to $1.4 million a year ago. The increase in the provision was largely due to a small number of commercial loan downgrades.  Net charge-offs for the quarter were 0.03% of average loans, compared to 0.08% for the third quarter of 2015.  Noninterest income for the quarter totaled $27.9 million, compared to $25.3 million last year. Noninterest expense for the quarter totaled $49.2 million, compared to $46.4 million last year, as a result of salary increases and the Company’s acquisition in the fourth quarter of 2015. The Company’s effective tax rate was 33.9% compared to 36.0% for the third quarter of 2015.

At September 30, 2016, the Company’s total assets were $6.8 billion, largely unchanged from December 31, 2015. Securities decreased $79.2 million to a total of $473.7 million, due primarily to maturities within the portfolio. Loans totaled $4.3 billion, up $71.7 million from December 31, 2015.  Deposits totaled $6.0 billion, virtually unchanged from the December 31, 2015 total. The Company’s total stockholders’ equity was $693.7 million, an increase of $38.2 million, or 5.8%, over December 31, 2015.

Asset quality remained solid during the third quarter of 2016. Nonperforming and restructured assets were 0.58% of total assets at September 30, 2016 compared to 0.83% at December 31, 2015. The decrease in nonperforming and restructured assets was largely due to one relationship that was removed from a troubled debt restructuring status due to sustained improvement in financial condition, performance and the commercially reasonable nature of its structure. Sales of other real estate owned also contributed to the decrease in nonperforming assets. The allowance to total loans was 1.11%, compared to 0.98% at year-end 2015. The allowance to nonperforming and restructured loans was 138.3% compared to 88.5% at year-end 2015.

During the first quarter of 2016, the Company repurchased 100,000 shares of its common stock at an average price of $55.23 under the Company’s stock repurchase program.

On October 8, 2015, the Company completed the acquisition of CSB Bancshares, Inc. and its subsidiary bank, Bank of Commerce, with locations in Yukon, Mustang, and El Reno, Oklahoma.  Bank of Commerce had approximately $196 million in total assets, $147 million in loans, $175 million in deposits, and $22 million in equity capital. The bank was merged into BancFirst on November 13, 2015.

Oil prices continued to be at or below the marginal cost of most production during the third quarter of 2016, which had a dampening effect on the Oklahoma economy. In addition, Oklahoma has experienced low prices related to other commodities, such as livestock and grains. Any continued impact from these low prices on Oklahoma’s economy and the Company’s financial results could become more apparent in future periods.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income Statement Data
Net interest income	$51,431	$46,876	$152,275	$138,717
Provision for loan losses	2,940	1,424	9,847	4,029
Securities transactions	(146)	—	(111)	7,121
Total noninterest income	27,927	25,324	79,601	79,335
Salaries and employee benefits	30,591	28,746	89,956	84,145
Total noninterest expense	49,204	46,352	143,215	136,704
Net income	17,982	15,630	52,054	50,442
Per Common Share Data
Net income – basic	$1.15	$1.01	$3.34	$3.25
Net income – diluted	1.13	0.98	3.28	3.18
Cash dividends	0.38	0.36	1.10	1.04
Performance Data
Return on average assets	1.06%	0.97%	1.03%	1.04%
Return on average stockholders’ equity	10.35	9.64	10.27	10.68
Cash dividend payout ratio	33.03	35.53	32.91	32.04
Net interest spread	3.09	2.98	3.10	2.95
Net interest margin	3.27	3.12	3.27	3.09
Efficiency ratio	62.00	64.20	61.76	62.69
Net charge-offs to average loans	0.03	0.08	0.08	0.10

Net Interest Income

For the three months ended September 30, 2016, net interest income, which is the Company’s principal source of operating revenue, increased to $51.4 million compared to $46.9 million for the three months ended September 30, 2015. Net interest margin, which is shown in the preceding table, is the ratio of taxable-equivalent net interest income to average earning assets for the period. Internal loan growth, acquired loans from the Company’s October 2015 acquisition and the increase in the federal funds rate of 25 basis points during the fourth quarter of 2015 contributed to the higher net interest income and margin in 2016.

Net interest income for the nine months ended September 30, 2016 was $152.3 million compared to $138.7 million for the nine months ended September 30, 2015. The net interest margin for the year-to-date increased compared to the same period of the previous year, as shown in the preceding table.

Provision for Loan Losses

The Company’s provision for loan loss for the third quarter of 2016 increased to $2.9 million compared to $1.4 million a year ago. The increase in the provision was largely due to a small number of commercial loan downgrades that were impacted by the economic effect in Oklahoma from low commodity prices, such as oil, natural gas and livestock. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date.  Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $1.4 million for the third quarter of 2016, compared to $3.1 million for the third quarter of 2015. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

For the nine months ended September 30, 2016, the Company’s provision for loan losses increased to $9.8 million, compared to $4.0 million for the nine months ended September 30, 2015, due to a small number of commercial loan downgrades. Net loan charge-offs were $3.5 million, compared to $3.9 million for the same period of the prior year.

Noninterest Income

Noninterest income totaled $27.9 million for the third quarter of 2016 compared to $25.3 million for the third quarter of 2015. The Company had fees from debit card usage totaling $6.0 million and $5.7 million during the three month periods ended September 30, 2016 and 2015, respectively. This represents 21.5% and 22.5% of the Company’s noninterest income for the three month periods ended September 30, 2016 and 2015, respectively. In addition, the Company had non-sufficient fund fees totaling $7.1 million and $6.7 million during the three month periods ended September 30, 2016 and 2015, respectively. This represents 25.6% and 26.4% of the Company’s noninterest income for the three month periods ended September 30, 2016 and 2015, respectively.

Noninterest income for the nine months ended September 30, 2016 totaled $79.6 million compared to $79.3 million for the nine months ended September 30, 2015. Noninterest income in 2015 included a gain from the sale of an investment by the Company’s wholly-owned subsidiary Council Oak Partners, LLC, of approximately $5.3 million and a $1.7 million gain on the sale of an investment by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst.  Fees from debit card usage totaled $18.0 million and $17.0 million during the nine months ended September 30, 2016 and 2015, respectively. This represents 22.6% and 21.4% of the Company’s noninterest income for the nine month periods ended September 30, 2016 and 2015, respectively. In addition, the Company had non-sufficient fund fees totaling $19.8 million and $18.2 million during the nine months ended September 30, 2016 and 2015, respectively. This represents 24.9% and 22.9% of the Company’s noninterest income for the nine month periods ended September 30, 2016 and 2015, respectively.

Noninterest Expense

For the three months ended September 30, 2016, noninterest expense totaled $49.2 million, compared to $46.4 million for the three months ended September 30, 2015. The increase in noninterest expense for the third quarter of 2016 was primarily due to salary increases and the Company’s acquisition in the fourth quarter of 2015.

For the nine months ended September 30, 2016, noninterest expense totaled $143.2 million compared to $136.7 million for the nine months ended September 30, 2015. The increase in noninterest expense for year-to-date 2016 was primarily due to salary increases and the Company’s acquisition in the fourth quarter of 2015.  This was partially offset by gains on sale of other real estate owned totaling $1.1 million. During the second quarter of 2015 the Company recorded an impairment loss for goodwill of $368,000 after adopting a plan to close a small branch, which is included in noninterest expense.

Income Taxes

The Company’s effective tax rate on income before taxes was 33.9% for the third quarter of 2016, compared to 36.0% for the third quarter of 2015.

The Company’s effective tax rate on income before taxes was 34.0% for the first nine months of 2016, compared to 34.8% for the first nine months of 2015.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
Balance Sheet Data
Total assets	$6,783,537	$6,692,829
Total loans (net of unearned interest)	4,317,512	4,245,773
Allowance for loan losses	48,061	41,666
Securities	473,738	552,949
Deposits	6,024,949	5,973,358
Stockholders' equity	693,731	655,510
Book value per share	44.20	42.03
Tangible book value per share	39.87	37.56
Average loans to deposits (year-to-date)	71.60%	67.34%
Average earning assets to total assets (year-to-date)	93.03	93.02
Average stockholders’ equity to average assets (year-to-date)	10.06	9.76
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.81%	1.11%
Nonperforming and restructured assets to total assets	0.58	0.83
Allowance for loan losses to total loans	1.11	0.98
Allowance for loan losses to nonperforming and restructured loans	138.26	88.50
Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks and interest-bearing deposits with banks had a nominal increase, from December 31, 2015 to September 30, 2016.

Securities

At September 30, 2016, total securities decreased $79.2 million, or 14.3% compared to December 31, 2015, due primarily to maturities. The size of the Company’s securities portfolio is determined by the Company’s liquidity, asset/liability management and pledging requirements for public funds. The net unrealized gain on securities available for sale, before taxes, was $3.2 million at September 30, 2016, compared to an unrealized gain of $2.5 million at December 31, 2015.  These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $2.0 million and $1.5 million, respectively.

Loans (Including Acquired Loans)

At September 30, 2016, loans totaled $4.3 billion, up $71.7 million from December 31, 2015. The increase in 2016 was primarily driven by an increase in commercial real estate loans located in the Company’s metropolitan markets.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At September 30, 2016, the allowance for loan losses to total loans represented 1.11% of total loans, compared to 0.98% at December 31, 2015.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $2.2 million at September 30, 2016 and $3.3 million at December 31, 2015, while the acquired loans outstanding were $159.7 million and $192.9 million, respectively.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $39.1 million at September 30, 2016, compared to $55.3 million at December 31, 2015. The Company’s level of nonperforming and restructured assets has continued to be relatively low. The decrease in nonperforming and restructured assets in 2016 was due to one relationship that was re-evaluated and removed from restructured loans due to sustained improvement in financial condition, performance and the commercially reasonable nature of its structure.

Nonaccrual loans totaled $31.0 million at September 30, 2016, compared to $30.1 million at December 31, 2015. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding, was approximately $1.5 million for both the nine months ended September 30, 2016 and September 30, 2015. Only a small amount of this interest is expected to be ultimately collected.

Other real estate owned and repossessed assets totaled $4.3 million at September 30, 2016, compared to $8.2 million at December 31, 2015. Other real estate owned and repossessed assets decreased during 2016 primarily due to the sale of two properties.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms.  The Company had approximately $10.1 million of these loans at September 30, 2016, compared to $4.9 million at December 31, 2015. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable probable loss.  Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At September 30, 2016, deposits totaled $6.0 billion, virtually unchanged from the December 31, 2015 balance. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 94.5% at September 30, 2016 compared to 94.3% at December 31, 2015.  Noninterest-bearing deposits to total deposits were 41.1% at September 30, 2016, compared to 40.3% at December 31, 2015.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements, are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $4.0 million at September 30, 2016, compared to $500,000 at December 31, 2015.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $672.8 million, are pledged as collateral for the borrowings under the line of credit. As of September 30, 2016 and December 31, 2015, the Company had no advances outstanding under the line of credit from FHLB. In addition, the Company has a revolving line of credit with a commercial bank, with the ability to draw up to $10.0 million. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020. There were no borrowings against this line of credit at September 30, 2016 and December 31, 2015.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Capital Resources

Stockholders’ equity totaled $693.7 million at September 30, 2016, compared to $655.5 million at December 31, 2015. In addition to net income of $52.1 million, other changes in stockholders’ equity during the nine months ended September 30, 2016 included $7.1 million related to stock option exercises, $1.3 million related to stock-based compensation and a $458,000 increase in other comprehensive income, that were partially offset by $17.1 million in dividends and $5.5 million in stock repurchases. The Company’s leverage ratio and total risk-based capital ratios at September 30, 2016 were well in excess of the regulatory requirements.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,300,400	$51,817	4.78%	$3,885,579	$47,455	4.85%
Securities – taxable	407,434	1,242	1.21	485,862	1,291	1.05
Securities – tax exempt	38,021	383	4.00	43,118	382	3.51
Interest-bearing deposits w/ banks & FFS	1,535,048	1,968	0.51	1,570,367	1,009	0.25
Total earning assets	6,280,903	55,410	3.50	5,984,926	50,137	3.32
Nonearning assets:
Cash and due from banks	171,762			168,607
Interest receivable and other assets	335,855			313,686
Allowance for loan losses	(46,400)			(42,061)
Total nonearning assets	461,217			440,232
Total assets	$6,742,120			$6,425,158
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$777,284	$202	0.10%	$701,405	$181	0.10%
Savings deposits	2,079,991	1,729	0.33	2,019,956	1,155	0.23
Time deposits	701,760	1,218	0.69	718,963	1,186	0.65
Short-term borrowings	1,979	2	0.36	3,014	1	0.15
Junior subordinated debentures	31,959	524	6.51	26,804	492	7.29
Total interest-bearing liabilities	3,592,973	3,675	0.41	3,470,142	3,015	0.34
Interest-free funds:
Noninterest-bearing deposits	2,433,136			2,284,207
Interest payable and other liabilities	26,660			27,243
Stockholders’ equity	689,351			643,566
Total interest free funds	3,149,147			2,955,016
Total liabilities and stockholders’ equity	$6,742,120			$6,425,158
Net interest income		$51,735			$47,122
Net interest spread			3.09%			2.98%
Effect of interest free funds			0.18%			0.14%
Net interest margin			3.27%			3.12%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2016			2015
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,279,894	$153,362	4.77%	$3,860,299	$140,107	4.85%
Securities – taxable	451,824	3,913	1.15	493,702	4,148	1.12
Securities – tax exempt	40,515	1,148	3.77	39,912	1,123	3.76
Interest-bearing deposits w/ banks & FFS	1,471,623	5,622	0.51	1,644,708	3,137	0.25
Total earning assets	6,243,856	164,045	3.50	6,038,621	148,515	3.29
Nonearning assets:
Cash and due from banks	175,738			175,714
Interest receivable and other assets	336,188			315,074
Allowance for loan losses	(44,180)			(41,633)
Total nonearning assets	467,746			449,155
Total assets	$6,711,602			$6,487,776
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$785,496	$609	0.10%	$720,175	$532	0.10%
Savings deposits	2,082,417	5,112	0.33	2,047,022	3,463	0.23
Time deposits	710,566	3,600	0.67	730,717	3,607	0.66
Short-term borrowings	1,657	5	0.36	2,671	3	0.15
Junior subordinated debentures	31,959	1,569	6.54	26,804	1,474	7.35
Total interest-bearing liabilities	3,612,095	10,895	0.40	3,527,389	9,079	0.34
Interest-free funds:
Noninterest-bearing deposits	2,399,275			2,302,164
Interest payable and other liabilities	25,232			26,839
Stockholders’ equity	675,000			631,384
Total interest free funds	3,099,507			2,960,387
Total liabilities and stockholders’ equity	$6,711,602			$6,487,776
Net interest income		$153,150			$139,436
Net interest spread			3.10%			2.95%
Effect of interest free funds			0.17%			0.14%
Net interest margin			3.27%			3.09%

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

Item 1A. Risk Factors.

As of September 30, 2016, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

10.2

Fifth Amended and Restated BancFirst Corporation Directors’ Stock Option Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016 and incorporated herein by reference).

10.3

Fifth Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016 and incorporated herein by reference).

10.4

Fourteenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016 and incorporated herein by reference).

Exhibit Number	Exhibit
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

BANCFIRST CORPORATION
(Registrant)

Date: November 4, 2016	/s/ David E. Rainbolt
David E. Rainbolt
President
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)