Form 10-K
period 2016-12-31
BANCFIRST CORP /OK/
filed 2017-03-07
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2016 was approximately $476,810,720.

As of January 31, 2017, there were 15,862,644 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders of the registrant (the “2017 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

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

The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. The Company currently has 100 banking locations serving 53 communities throughout Oklahoma.

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

The Bank provides a wide range of retail and commercial banking services, including: commercial, real estate, energy, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; trust services; retail brokerage services; and other services tailored for both individual and corporate customers. Through its Technology and Operations Center, the Bank provides item processing, research and other correspondent banking services to financial institutions and governmental units.

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

The Company had approximately 1,773 full-time equivalent employees at December 31, 2016, compared to approximately 1,744 full-time equivalent employees at December 31, 2015. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

Management believes the Company is in an advantageous competitive position operating as a “super community bank.” Under this strategy, the Company provides a broad line of financial products and services for small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full-service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high-quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and neither offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s market share of deposits for Oklahoma was 7.17% as of June 30, 2016 and 7.26% as of June 30, 2015 (including Bank of Commerce acquired October 2015).

Marketing to existing and potential customers is performed through a variety of media advertising, direct mail and direct personal contacts. The Company monitors the needs of its customer base through its Product Development Group, which develops and enhances products and services in response to such needs. Sales, customer service, compliance and product training are coordinated with incentive programs to sell the Bank’s products and services.

Operating Segments

The Company has four principal business units: metropolitan banks, community banks, other financial services and executive operations and support. For more information on the Company’s Operating Segments see Note (22), “Segment Information” to the Company’s Consolidated Financial Statements.

Control of Company

Affiliates of the Company beneficially own approximately 47% of the outstanding shares of the Company’s common stock as of January 31, 2017. Under the Company’s Bylaws, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the Company’s affiliates have the ability to control the business and affairs of the Company.

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

As a financial holding company and a bank holding company, the Company is subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and other legislation (as so amended, the “BHC Act”), as well as other federal and state laws governing the banking business. The BHC Act provides generally for regulation of financial holding companies and bank holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. Additionally, the Company is under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other restrictions and requirements of the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s common stock is listed on the NASDAQ Global Select Market System under the trading symbol “BANF,” and is subject to the listing and marketplace rules of the NASDAQ Stock Market, Inc. (the “NASDAQ”).

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

Bank Holding Company and Financial Holding Company Activities

The BHC Act generally limits the activities in which the Company and its non-banking subsidiaries may engage, to managing or controlling banks and to a range of activities that are considered to be closely related to banking. The list of activities permitted by the Federal Reserve Board includes, among other things: lending; operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. These activities may also be affected by other federal legislation.

Bank holding companies that have elected to be treated as financial holding companies, such as the Company, may engage in a broader range of activities considered to be "financial in nature."

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

Federal and state laws impose notice and approval requirements for mergers and acquisitions of other depository institutions or bank holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5% of the voting shares or substantially all of the assets of a commercial bank or its parent holding company (including a financial holding company). Additionally, under the Bank Merger Act, the prior approval of the Federal Reserve Board or other appropriate bank regulatory authority is required for a bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition or merger, bank regulatory authorities will consider, among other factors, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.

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

In October 2012, as required by the Dodd-Frank Act, the Federal Reserve Board published final rules regarding company-run stress testing. The rules require financial institutions to conduct an annual company-run stress test of capital, consolidated earnings and losses under at least three different sets of conditions, including baseline, adverse and severely adverse conditions. It is anticipated that the capital ratios reflected in the stress test calculations will be an important factor to be considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. The rules apply to institutions with average total consolidated assets greater than $10 billion and, accordingly, do not currently apply to the Company, which had total consolidated assets at December 31, 2016 of approximately $7.0 billion. However, while the Federal Reserve Board has stated that smaller banking organizations such as the Company are not required or expected to conduct the types of stress-testing specifically mandated by the rules, they continue to emphasize that all banking institutions, regardless of size, should have the capacity to analyze the potential impact of adverse outcomes on their financial condition.

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

Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. Also, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate.

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

Capital Requirements

The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to the Company and the Bank, parts of which are currently in the process of being phased-in, are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”).  The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.  The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Prior to January 1, 2015, the risk-based capital standards applicable to the Company and the Bank were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee.  In July 2013, the federal bank regulators approved final rules (the “Basel III Capital Rules”) implementing the Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depositary institution subsidiaries, including the Company and the Bank, as compared to the general risk-based capital rules under Basel I.  The

Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).

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

Basel III Capital Rules Effective January 1, 2015.

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CETI and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to previous regulations.

Under the Basel III Capital Rules, the initial minimum capital ratios that became effective on January 1, 2015 are as follows:

• 4.5% CET1 to risk-weighted assets.

• 6.0% Tier 1 capital to risk-weighted assets.

• 8.0% Total capital to risk-weighted assets.

• 4.0% Tier 1 capital to average quarterly assets

The Basel III Capital Rules also require a “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is only applicable to certain covered institutions and does not have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The enactment of the Basel III Capital Rules will increase the Company’s required capital levels and those of the Bank from levels previously required.  Management believes that as of December 31, 2016, the Company and the Bank would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect at such date.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 10.5%; and (iv) a minimum leverage ratio of 4%.  As of December 31, 2016, the Company had a CET1 ratio of 13.65%, a Tier 1 ratio of 14.30%, a total capital ratio of 15.33% and a leverage ratio of 9.94%. As of December 31, 2016, the Bank had a CET1 ratio of 12.36%, a Tier 1 ratio of 12.78%, a total capital ratio of 13.80% and a leverage ratio of 8.89%.

Liquidity Coverage Ratio

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. Liquidity risk management has become increasingly important since the financial crisis. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are designed to incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

In September 2014, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Company or the Bank.  In the second quarter of 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for certain U.S. banking organizations. The proposed rule would require certain U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon and has an effective date of January 1, 2018. The proposed rule would not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as the Company and the Bank.

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

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDI Act generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The appropriate federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

The Company believes that, as of December 31, 2016, the Bank was “well capitalized” based on the aforementioned ratios.

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

The Company’s FDIC insurance expense totaled $2.9 million, $3.4 million and $3.3 million in 2016, 2015 and 2014, respectively. FDIC insurance expense includes deposit insurance assessments as well as Financing Corporation (“FICO”) assessments. All FDIC-insured depository institutions must pay an annual FICO assessment to provide funds for the payment of interest on bonds issued by FICO during the 1980s to resolve the thrift bailout. FDIC-insured depository institutions paid an average FICO assessment of 57 cents for each $100 of assessable deposits in 2016.

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

Incentive Compensation

The Federal Reserve Board reviews, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of this supervisory initiative will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

During the second quarter of 2016, the U.S. financial regulators, including the Federal Reserve Board and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (which would include the Company and the Bank). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would also be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk-takers.” These additional requirements would not be applicable to the Company or the Bank.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In October 2016, the Federal Reserve, FDIC and OCC issued an advance notice of proposed rulemaking regarding enhanced cyber risk management standards, which would apply to a wide range of large financial institutions (ie., those with total consolidated assets of $50 billion or more) and their third-party service providers. The proposed standards would expand existing cybersecurity regulations and guidance to focus on cyber risk governance and management; management of internal and external dependencies; and incident response, cyber resilience and situational awareness. In addition, the proposal contemplates more stringent standards for institutions with systems that are critical to the financial sector.  See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulations take into account CRA rating when considering approval of a proposed transaction. During its last examination in 2016, a rating of “satisfactory” was received by the Bank.

Consumer Laws and Regulations

Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company’s ability to raise interest rates and subject the Company to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with consumer protection requirements may also result in the Company’s failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or its prohibition from engaging in such transactions even if approval is not required.

The Consumer Financial Protection Bureau (“CFPB”) is a federal agency responsible for implementing, examining and enforcing compliance with federal consumer protection laws. The CFPB focuses on:

•	Risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution.
•	The markets in which firms operate and risks to consumers posed by activities in those markets.
•	Depository institutions that offer a wide variety of consumer financial products and services.
•	Depository institutions with a more specialized focus.
•	Non-depository companies that offer one or more consumer financial products or services.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates. Banking regulators take into account compliance with consumer protection laws when considering approval of a proposed transaction.

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

Available Information

The Company maintains a website at www.bancfirst.com. The Company provides copies of the most recently filed 10-K, 10-Q and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the SEC. The website also provides links to the SEC’s website (http://www.sec.gov) where all of the Company’s filings with the SEC can be obtained immediately upon filing. You may also request a copy of the Company’s filings, at no cost, by writing or telephoning the Company at the following address:

BancFirst Corporation

101 N. Broadway

Oklahoma City, Oklahoma 73102

ATTENTION: Randy Foraker

Executive Vice President

(405) 270-1044

1A. Risk Factors

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to the financial services industry. The following discusses some of the key inherent risk factors that could affect our business and operations. The risks and uncertainties described below are not the only ones we are facing. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and the risk factors discussed below should not be considered a complete list of potential risks that may affect us. Further, to the extent that any of the information contained in this report constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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

We may be adversely affected by declining crude oil prices.

In recent years, decisions by members of the Organization of Petroleum Exporting Countries (“OPEC”) impacting crude oil production levels has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Oklahoma-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2016, the price per barrel of crude oil was approximately $53 compared to a high of over $100 in 2014 and a low of approximately $30 at the beginning of 2016. If oil prices remain at these low levels for an extended period, we would expect to experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the energy producing economies and, in particular, the economies of states such as Oklahoma, where the energy industry is a significant driver of economic development. Although as of December 31, 2016, reserve base and service energy loans comprised less than 4% of our loan portfolio, the impact of lower oil prices could have an indirect impact on our other loan portfolio segments, for example, commercial real estate (“CRE”).

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to losses, which could have a material negative effect on our financial condition and results of operations.

Loans secured by real estate constitute a significant portion of our loan portfolio. At December 31, 2016, this percentage was 67.0% compared to 66.9% at December 31, 2015. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for loan losses. In addition, because one to four family residential and commercial real estate loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

Any future action by the U.S. Congress lowering the federal corporate income tax rate could result in a reduction of our deferred tax assets.

Deferred tax assets are reported as assets on our balance sheet and represent the decrease in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by enacted tax laws and their bases as reported in the financial statements. As of December 31, 2016, our net deferred tax asset was $12.7 million.  The President of the U.S. and the majority political party in the U.S. Congress have announced plans to lower the federal corporate income tax rate from its current level of 35%.  We currently record deferred tax assets at the blended federal-state tax rate of 38.68%.  If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate by a material amount, our deferred tax assets would need to be re-measured at the lower rate, resulting in a corresponding charge against our earnings.

Changes to the beneficial tax treatment of interest expense could adversely affect our financial condition and results of operations.

One of the proposals outlined in the presidential administration’s tax reform blueprint disallows deductions for net interest expense.  This would increase the cost of debt financing and could encourage our customers to raise capital through equity financing instead of debt financing.  Our loan portfolio and interest income could be adversely impacted as a result.

If a significant number of customers fail to perform under their loans, our business, profitability and financial condition would be adversely affected.

There are inherent risks associated with our lending activities. As a lender, we face the risk that a significant number of our borrowers will fail to pay their loans as a result of other factors, including the impact of changes in interest rates and changes in the economic conditions in the markets where we operate. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability and financial condition. We have established an evaluation process designed to recognize loan losses as they occur. While this evaluation process uses historical and other objective information, the classification of loans and the estimation of loan losses are dependent to a great extent on our experience and judgment. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses. We cannot assure you that our future loan losses will not have any material adverse effects on our business, profitability or financial condition.

Technological advances in payment processing is expected to negatively impact our interchange revenue.

Interchange fees, or “swipe” fees, are charges that merchants pay to the processors who, in turn, share that revenue with us and other card-issuing banks for processing electronic payment transactions. Rapid, significant technological changes continue to confront the payments industry. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions for processing electronic payment transactions. These include developments in smart cards, e-commerce, mobile, and radio frequency and proximity payment devices, such as contactless cards. Ongoing or increased competition in payment processing may restrict our ability to generate interchange revenue in the future. For the year ended December 31, 2016, debit card interchange revenue represented 22.5% of our noninterest income.

New consumer protection laws may reduce our noninterest income.

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and restrict our ability to raise interest rates and charge NSF fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees, which represented 25.1% of our noninterest income for the year ended December 31, 2016.  Violations of applicable consumer protection laws can also result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees.

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. Information security breaches and cybersecurity-related incidents may include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. Our technologies, systems, networks and software, and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber-attacks, could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (ii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (iii) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose us to civil litigation, governmental fines and possible financial liability; (iv) require significant management attention and resources to remedy the damages that result; or (v) harm our reputation or cause a decrease in the number of customers that choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

We maintain an enterprise risk-management program that is designed to identify, quantify, monitor, report and control the risks that it faces. These include interest-rate risk, credit risk, liquidity risk, operational risk, reputational risk and compliance and litigation risk. While we assess and improve this program on an ongoing basis, there can be no assurance that its approach and framework for risk-management and related controls will effectively mitigate risk and limit losses in our business. To comply with generally accepted accounting principles, management must sometimes exercise judgment in selecting, determining and applying accounting methods, assumptions and estimates. This can arise, for example, in determining the allowance for loan losses or the fair value of assets or liabilities. The judgments required of management can involve difficult, subjective, or complex matters with a high degree of uncertainty, and several different judgments could be reasonable under the circumstances and yet result in significantly different results being reported. See “Critical Accounting Policies and Estimates” in Part II, Item 7. If management’s judgments later prove to have been inaccurate, we may experience unexpected losses that could be substantial.

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

The FASB’s recently adopted ASU 2016-13 will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model, or CECL. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to materially increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses as expectations of future events change from time to time. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our results of operations.

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations since that determination must be based on expectations that might exist at a future date.

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

Although our common stock is listed for trading on the NASDAQ Global Select Market, the trading volume in our common stock is generally less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

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

Our directors and executive officers, as a group, beneficially owned approximately 47% of our outstanding common stock as of January 31, 2017. As a result of their ownership, the directors and executive officers have the ability for all practical purposes, by voting their shares in concert, to control the outcome of any matter submitted to our stockholders for approval, including the election of directors, which requires only a majority vote. The directors and executive officers may vote to cause us to take actions with which our other stockholders do not agree.

Our amended and restated certificate of incorporation, as well as certain provisions of banking law and Oklahoma corporate  law, could make it difficult for a third party to acquire our company.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank, a technology and operations center and 99 branches. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties. (See Note 6 - “Premises and Equipment, Net and Other Assets” to the Consolidated Financial Statements for further information on the Company’s properties).

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

	Price Range
	High	Low	Cash Dividends Declared
2016
Fourth Quarter	$94.45	$68.11	$0.38
Third Quarter	72.73	58.54	0.38
Second Quarter	64.00	55.05	0.36
First Quarter	60.70	51.14	0.36

2015
Fourth Quarter	$65.87	$56.80	$0.36
Third Quarter	68.82	58.00	0.36
Second Quarter	69.24	56.63	0.34
First Quarter	63.70	55.51	0.34

As of January 31, 2017 there were 274 holders of record of our Common Stock. At that date, there were approximately 5,600 beneficial owners of our Common Stock. The closing price of our Common Stock on January 31, 2017 was $94.35 per share.

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

Stock Repurchases

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. During the third quarter of 2016 the SRP was amended to increase the remaining shares to be purchased to 150,000. At December 31, 2016 there were 150,000 shares remaining that could be repurchased under the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

No purchases were made by or on behalf of the Company or any “affiliated purchase” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2016.

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2016 is presented in the table below. All of the Company’s stock-based compensation plans have been approved by the Company’s stockholders.  Additional information regarding stock-based compensation plans is presented in Note 13 – Stock-Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders:
BancFirst Corporation Nonqualified Incentive Stock Option Plan and BancFirst Corporation Non-Employee Directors' Stock Option Plan	707,450	$44.92	255,735
Equity compensation plans not approved by security holders:
BancFirst Corporation Directors’ Deferred Stock Compensation Plan	70,022	41.74	19,909
Total	777,472	$44.63	275,644

Performance Graph

The Company’s performance graph is incorporated by reference from “Company Performance” contained on the last page of this 10-K report.

Item 6. Selected Financial Data.

The following table sets forth certain historical consolidated financial data as of and for the five years ended December 31, 2016. The historical consolidated financial data has been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes included elsewhere in this report.

	At and for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Income Statement Data
Net interest income	$203,828	$188,792	$181,351	$163,519	$164,815
Provision for loan losses	11,519	7,675	3,072	1,258	3,100
Noninterest income	107,032	105,808	96,413	90,155	87,717
Noninterest expense	191,404	185,715	183,521	171,574	170,428
Net income	70,674	66,170	63,887	54,317	51,900
Balance Sheet Data
Total assets	$7,018,952	$6,692,829	$6,574,972	$6,038,974	$6,022,250
Securities	469,833	552,949	524,783	527,627	562,542
Total loans (net of unearned interest)	4,409,550	4,245,773	3,860,831	3,387,146	3,242,427
Allowance for loan losses	48,693	41,666	40,889	39,034	38,725
Deposits	6,248,057	5,973,358	5,904,704	5,419,519	5,440,830
Long-term borrowings	—	—	—	6,938	9,178
Junior subordinated debentures	31,959	31,959	26,804	26,804	26,804
Stockholders’ equity	711,094	655,510	609,314	556,997	519,567
Per Common Share Data
Net income – basic	$4.53	$4.25	$4.14	$3.56	$3.42
Net income – diluted	4.44	4.17	4.04	3.49	3.36
Cash dividends	1.48	1.40	1.30	1.20	1.12
Book value	44.97	42.03	39.30	36.33	34.09
Tangible book value	40.71	37.56	35.71	32.75	30.37
Selected Financial Ratios
Performance ratios:
Return on average assets	1.04%	1.01%	1.00%	0.93%	0.91%
Return on average stockholders’ equity	10.32	10.38	10.92	10.09	10.32
Cash dividends payout ratio	32.70	32.92	31.40	33.73	32.74
Net interest spread	3.08	2.98	2.94	2.89	2.93
Net interest margin	3.25	3.12	3.09	3.04	3.13
Efficiency ratio	61.57	63.04	66.07	67.64	67.49
Balance Sheet Ratios:
Average loans to deposits	71.44%	67.34%	63.64%	62.69%	60.27%
Average earning assets to total assets	93.10	93.02	92.71	92.65	92.73
Average stockholders’ equity to average assets	10.11	9.76	9.19	9.23	8.79
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	0.80%	1.11%	0.88%	0.98%	1.20%
Nonperforming and restructured assets to total assets	0.56	0.83	0.64	0.69	0.81
Allowance for loan losses to total loans	1.10	0.98	1.06	1.15	1.19
Allowance for loan losses to nonperforming and restructured loans	137.27	88.5	120.05	117.6	99.42
Net charge-offs to average loans	0.10	0.17	0.03	0.03	0.07

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis

(Dollars in thousands)

	December 31, 2016			December 31, 2015			December 31, 2014
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,298,245	$205,111	4.76%	$3,930,470	$190,784	4.85%	$3,643,018	$183,280	5.03%
Securities – taxable	443,907	5,229	1.17	486,851	5,492	1.13	504,263	5,727	1.14
Securities – tax exempt	39,491	1,484	3.75	40,854	1,511	3.70	41,155	1,632	3.97
Federal funds sold and interest-bearing deposits with banks	1,510,843	7,908	0.52	1,618,260	4,279	0.26	1,716,368	4,393	0.26
Total earning assets	6,292,486	219,732	3.48	6,076,435	202,066	3.33	5,904,804	195,032	3.30
Nonearning assets:
Cash and due from banks	175,066			177,479			189,457
Interest receivable and other assets	336,491			320,247			315,544
Allowance for loan losses	(45,168)			(41,522)			(40,768)
Total nonearning assets	466,389			456,204			464,233
Total assets	$6,758,875			$6,532,639			$6,369,037
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$785,090	$808	0.10%	$734,529	$738	0.10%	$750,603	$747	0.10%
Savings deposits	2,110,602	7,018	0.33	2,052,161	4,702	0.23	1,992,673	4,520	0.23
Time deposits	705,055	4,812	0.68	732,183	4,811	0.66	783,958	5,528	0.71
Short-term borrowings	1,799	7	0.38	2,766	4	0.15	9,206	16	0.18
Long-term borrowings	—	—	—	386	32	8.36	1,635	25	1.53
Junior subordinated debentures	31,959	2,096	6.54	28,005	1,966	7.02	26,804	1,966	7.34
Total interest-bearing liabilities	3,634,505	14,741	0.40	3,550,030	12,253	0.35	3,564,879	12,802	0.36
Interest-free funds:
Noninterest-bearing deposits	2,415,972			2,317,639			2,197,474
Interest payable and other liabilities	25,212			27,328			21,649
Stockholders’ equity	683,186			637,642			585,035
Total interest free funds	3,124,370			2,982,609			2,804,158
Total liabilities and stockholders’ equity	$6,758,875			$6,532,639			$6,369,037
Net interest income		$204,991			$189,813			$182,230
Net interest spread			3.08%			2.98%			2.94%
Effect of interest free funds			0.17%			0.14%			0.15%
Net interest margin			3.25%			3.12%			3.09%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2016. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

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

SUMMARY

The Company’s net income for 2016 was $70.7 million, or $4.44 per diluted share, compared to $66.2 million, or $4.17 per diluted share for 2015 and $63.9 million, or $4.04 per diluted share for 2014.

In 2016, net interest income was $203.8 million, compared to $188.8 million in 2015 and $181.4 million in 2014. The Company’s net interest margin increased to 3.25% for 2016, compared to 3.12% for 2015 and 3.09% for 2014. Internal loan growth, acquired loans from the Company’s October 2015 acquisition and the increase in the Federal funds rate of 25 basis points during the fourth quarter of 2015 contributed to the higher net interest income and margin in 2016. In addition, the Company recognized discounts from payoffs of acquired loans of $1.2 million in 2016, $2.3 million in 2015 and $2.2 million in 2014. Provision for loan losses was $11.5 million in 2016 compared to $7.7 million in 2015 and $3.1 million in 2014. The increase in the provision for 2016 was largely due to loan downgrades related to the oil and gas service industry during the year. However, these loans have not yet resulted in charge-offs. The 2014 provision for loan losses included a reversal of $5.3 million as a result of a change in the loan loss factors. Net charge-offs to average loans for 2016 was 0.10%, compared to 0.17% for 2015 and 0.03% for 2014. Net charge-offs increased in 2015 partially due to a $3.0 million charge off on a portion of a nonaccrual loan.  Noninterest income totaled $107.0 million in 2016 compared to $105.8 million in 2015 and $96.4 million in 2014. The increase in 2016 was due to service charges on deposits and increased trust revenue. The increase in 2015 was primarily due to gains on sales of securities of $9.3 million, including $2.1 million related to the redemption of warrants associated with a past loan transaction, $5.2 million from the sale of an investment by the Company’s wholly-owned subsidiary, Council Oak Partners, LLC and $1.7 million from the sale of an investment by the Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst. Noninterest expense was $191.4 million in 2016 compared to $185.7 million in 2015 and $183.5 million in 2014. The effective income tax rate for tax year ended 2016 was 34.5% compared to 34.6% for the tax year ended 2015.

The Company’s assets at year-end 2016 totaled $7.0 billion, compared to $6.7 billion at December 31, 2015 and $6.6 billion at December 31, 2014. Loans totaled $4.4 billion versus $4.2 billion for 2015 and $3.9 billion for 2014. Total deposits were $6.2 billion for 2016, $6.0 billion for 2015 and $5.9 billion for 2014. The Company’s liquidity remained high as its average loan-to-deposit ratio was 71.4% for 2016, compared to 67.3% for 2015 and 63.6% for 2014. Stockholders’ equity was $711.1 million compared to $655.5 million for 2015 and $609.3 million for 2014. Average stockholders’ equity to average assets was 10.11% at December 31, 2016, compared to 9.76% at December 31, 2015 and 9.19% at December 31, 2014.

Asset quality remained strong. Nonperforming and restructured assets were 0.56% of total assets at December 31, 2016, compared to 0.83% at December 31, 2015 and 0.64% at December 31, 2014. The decrease in nonperforming and restructured assets during 2016 was largely due to one relationship that was removed from a troubled debt restructuring status due to sustained improvement in financial condition, performance, and the commercially reasonable nature of its structure. Sales of other real estate owned also contributed to the decrease in nonperforming assets. The increase in 2015 was primarily due to one relationship. The allowance for loan losses as a percentage of total loans was 1.10% for 2016 compared to 0.98% for 2015 and 1.06% for 2014.

Oil prices continued to be at or below the marginal cost of most production during 2016, which had a dampening effect on the Oklahoma economy. In addition, Oklahoma has experienced low prices related to other commodities, such as livestock and grains. Any continued impact from these low prices on Oklahoma’s economy and the Company’s financial results could become more apparent in future periods.

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

Income Taxes

The Company files a consolidated income tax return. Deferred taxes are recognized under the balance sheet method based upon the future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using the tax rates expected to apply to taxable income in the periods when the related temporary differences are expected to be realized.

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

The evaluation of intangible assets and goodwill for the year ended December 31, 2015 resulted in an impairment for goodwill of $368,000. The Company recorded the impairment loss after adopting a plan to close a small branch. Evaluation for the years ended December 31, 2016 and 2014 resulted in no impairments.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased in 2016 by $15.0 million, to a total of $203.8 million, compared to an increase of $7.4 million in 2015, and an increase of $17.8 million in 2014. In 2016, net income increased due to internal loan growth, acquired loans from the Company’s October 2015 acquisition, recognition of $1.2 million of discounts from payoffs of acquired loans and the increase in the federal funds rate of 25 basis points during the fourth quarter of 2015.  In 2015, net interest income increased due to internal loan growth and recognition of $2.3 million of discounts from payoffs of acquired loans. In 2014, net interest income increased due primarily to loan growth and recognition of $2.2 million of discounts from payoffs of acquired loans.

Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin increased to 3.25% for 2016, compared to 3.12% for 2015 and 3.09% for 2014. Net interest margin increased in 2016 due to increased loans and federal funds rate described above.  Net interest margin increased slightly in 2015 despite interest rates remaining at historically low levels. This was primarily due to internal loan growth.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2016 and 2015. The negative rate variance in 2016 is due to maturing fixed-rate loans renewed at lower rates. See “Maturity and Rate Sensitivity of Loans” for additional discussion.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2016			Change in 2015
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$14,327	$18,324	$(3,997)	$7,504	$14,875	$(7,371)
Investments—taxable	(263)	(629)	366	(235)	(262)	27
Investments—tax exempt	(27)	(111)	84	(121)	(68)	(53)
Interest-bearing deposits with banks and Federal funds sold	3,629	(287)	3,916	(114)	(259)	145
Total interest income	17,666	17,297	369	7,034	14,286	(7,252)
Interest Expense:
Transaction deposits	71	30	41	(9)	(68)	59
Savings deposits	2,316	190	2,126	182	217	(35)
Time deposits	1	(168)	169	(717)	636	(1,353)
Short-term borrowings	3	—	3	(12)	(12)	—
Long-term borrowings	(32)	(31)	(1)	7	4	3
Junior subordinated debentures	129	300	(171)	—	67	(67)
Total interest expense	2,488	321	2,167	(549)	844	(1,393)
Net interest income	$15,178	$16,976	$(1,798)	$7,583	$13,442	$(5,859)

(1)	The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Provision for Loan Losses

The Company’s provision for loan losses was $11.5 million for 2016, compared to $7.7 million for 2015 and $3.1 million for 2014. The increase in the provision for 2016 was largely due to loan downgrades related to the oil and gas service industry during the year. However, these loans have not yet resulted in charge-offs. The increase in 2015 and 2014 was primarily a result of internal loan growth. The 2014 provision for loan losses included a reversal of $5.3 million as a result of a change in the loan loss factors. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $4.5 million for 2016 compared to $6.9 million for 2015 and $1.2 million for 2014. The net charge-offs equated to 0.10%, 0.17% and 0.03% of average loans for 2016, 2015 and 2014, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans (Including Acquired Loans).”

Noninterest Income

Noninterest income was $107.0 million in 2016 versus $105.8 million in 2015 and $96.4 million in 2014. Total noninterest income increased $1.2 million in 2016, or 1.2%. This compares to an increase of $9.4 million in 2015, or 9.7%, and an increase of $6.2 million in 2014, or 6.9%. The increase in 2016 was primarily due to growth in service charges on deposits, cash management revenue and trust revenue, partially offset by gains on securities in 2015.  The increase in 2015 was primarily due to gains on sales of securities. For 2014, service charges on deposits increased due primarily to an increase in deposit accounts from the 2014 acquisition and internal growth. Trust revenue and cash management revenue also increased due to growth in the number of customers and increased activity. The Company’s operating noninterest income has increased in each of the last five years due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth.  The Company had fees from debit card usage totaling

$24.1 million, $22.7 million and $22.8 million for the years 2016, 2015 and 2014, respectively. This represents 22.5%, 21.5% and 23.6% of the Company’s noninterest income for the years 2016, 2015 and 2014, respectively.  In addition, the Company had non-sufficient funds fees totaling $26.9 million, $24.9 million and $23.8 million in 2016, 2015 and 2014, respectively.  This represents 25.1%, 23.6%, and 24.7% of the Company’s noninterest income for the years 2016, 2015 and 2014, respectively.

The Company recognized a net loss on the sale of securities of $59,000 in 2016. During 2015, the Company had net gains of $9.3 million, including $2.1 million related to the redemption of warrants associated with a past loan transaction, $5.2 million from the sale of an investment by the Company’s wholly-owned subsidiary, Council Oak Partners, LLC and $1.7 million from the sale of an investment by the Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst. During 2014, the Company had net gains of $1.6 million, due primarily to sales of investments by Council Oak Investment Corporation and Council Oak Partners. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. The Company has the ability and intent to hold securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost.

The Company earned $2.8 million on the sale of loans in 2016 compared to $2.0 million in 2015 and $1.8 million in 2014.

Noninterest Expense

Total noninterest expense increased by $5.7 million, or 3.1% to $191.4 million for 2016. This compares to increases of $2.2 million, or 1.2%, for 2015, and $11.9 million, or 7.0%, for 2014. The increase in noninterest expense in 2016 was primarily due to salary increases and the Company’s acquisition in the fourth quarter of 2015, which added $1.6 million.  This was partially offset by gains on sale of other real estate owned totaling $1.2 million.  The increase in 2015 was partially related to acquisition costs of approximately $965,000. Annual salary increases in 2015 were offset by a reduction of the amortization on historic tax credits realized in 2014. In addition, the Company recorded an impairment loss of $368,000, which is included in noninterest expense, after adopting a plan in 2015 to close a small branch. The increase in noninterest expense during 2014 was partly due to the acquisition of The Bank of Union, which added $4.7 million of expense for the year and the amortization of the Company’s investment in historic tax credits, which added approximately $2.9 million. In addition, salaries and benefits increased $3.5 million before the impact of the acquisition, primarily due to standard annual merit increases during 2014.

Noninterest expense included deposit insurance expense which totaled $2.9 million for the year ended December 31, 2016, compared to $3.4 million for the year ended December 31, 2015 and $3.3 million for the year ended December 31, 2014. The decrease in 2016 was due to a decline in rates assessed by the FDIC beginning in the third quarter of 2016.

Income Taxes

Income tax expense totaled $37.3 million in 2016, compared to $35.0 million in 2015 and $27.3 million in 2014. The effective tax rates for 2016, 2015 and 2014 were 34.5%, 34.6% and 29.9% respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense. The Company’s effective tax rate increased in 2015 primarily due to an investment in federal and state tax credits and the recognition of state deferred tax benefits in 2014.

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

FINANCIAL POSITION

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the funds market that has resulted in near zero overnight funds rates, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period which increased to 0.75% from 0.50% in December 2016, and to 0.50% from 0.25% in December 2015.

The amount of cash, federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing, and the Company’s requirements for liquidity, operating cash and reserves, available yields and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. The aggregate of cash and due from banks, interest-bearing deposits with banks and federal funds sold increased $253.0 million from December 31, 2015 to December 31, 2016, and decreased $315.7 million from December 31, 2014 to December 31, 2015. The increase in 2016 was due to an increase in deposits.  The decrease in 2015 was due to an increase in loans.

Securities

For the year ended December 31, 2016, total securities decreased $83.1 million, or 15.0%, to $469.8 million. This compares to an increase of $28.2 million, or 5.4%, in 2015 and a decrease of $2.8 million, or 0.5%, in 2014. The decrease in 2016 was due primarily to maturities. The increase in 2015 was the result of an increase in U.S. Treasury securities that were purchased to satisfy collateral requirements for year end public deposit balances. The decrease in 2014 was the result of historically low yields on U.S. Treasury and federal agency securities and the Company’s decision to not reinvest maturing securities by purchasing longer term fixed-rate securities at such low yields. Securities available for sale represented 99.1% of the total securities portfolio at December 31, 2016, compared to 98.4% of the total securities portfolio at both December 31, 2015 and December 31, 2014. Securities available for sale had a net unrealized gain of $153,000 at December 31, 2016, compared to a net unrealized gain of $2.5 million at December 31, 2015 and a net unrealized gain of $6.8 million at December 31, 2014. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $94,000, $1.5 million and $4.2 million for December 31, 2016, 2015 and 2014, respectively.  The unrealized gains decreased in 2016 primarily due to the Federal Reserve increasing rates at the end of the year.  The unrealized gains decreased in 2015 primarily due to the reclassification of an unrealized gain on one investment of $3.3 million from other comprehensive income to realized gain by Council Oak Partners, LLC, a wholly-owned subsidiary of the Company. The realized gain is reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

SECURITIES

	December 31,
	2016	2015	2014
	(Dollars in thousands)
Held for Investment (at amortized cost)
Mortgage-backed securities	$252	$347	$471
States and political subdivisions	3,613	7,942	8,122
Other securities	500	500	—
Total	$4,365	$8,789	$8,593
Estimated fair value	$4,403	$8,850	$8,671
Available for Sale (at estimated fair value)
U.S. Treasury, other federal agencies and mortgage-backed securities	$417,857	$483,447	$447,899
States and political subdivisions	41,042	50,920	53,373
Other securities	6,569	9,793	14,918
Total	$465,468	$544,160	$516,190
Total Securities	$469,833	$552,949	$524,783

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. As of December 31, 2016, the Company had net unrealized gains largely due to decreases in market interest rates from the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for similar investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality.

Furthermore, as of December 31, 2016, management also had the ability and intent to hold all securities classified as available for sale with an unrealized loss for a period of time sufficient for a recovery of cost. Accordingly, as of December 31, 2016, management believes the impairments were temporary and no significant impairment loss was realized in the Company’s consolidated statement of comprehensive income.

MATURITY DISTRIBUTION OF SECURITIES

The following maturity distribution of securities table summarizes the weighted average maturity and weighted average taxable equivalent yields of the securities portfolio at December 31, 2016. The Company manages its securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represent 85.9% of the total portfolio.  For the interest sensitivity rate of securities see the table in item 7A.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
Mortgage-backed securities	$9	2.92%	$243	5.02%	$—	—%	$—	—%	$252	4.95%
State and political subdivisions	1,703	2.98	1,910	4.05	—	—	—	—	3,613	3.55
Other securities	—	—	—	—	500	0.69	—	—	500	0.69
Total	$1,712	2.98	$2,153	4.17	$500	0.69	$—	—	$4,365	3.31
Percentage of total	39.2%		49.3%		11.5%		—%		100.0%
Available for Sale
U.S. Treasury other federal agencies and mortgage- backed securities	$56,446	1.02%	$311,319	1.47%	$48,815	1.34%	$1,278	1.24%	$417,858	1.39%
State and political subdivisions	11,129	2.10	20,790	3.57	4,916	5.62	4,206	5.59	41,041	3.62
Other securities	—	—	—	—	—	—	6,569	4.83	6,569	4.83
Total	$67,575	1.19	$332,109	1.60	$53,731	1.73	$12,053	4.71	$465,468	1.64
Percentage of total	14.5%		71.4%		11.5%		2.6%		100.0%
Total securities	$69,287	1.24%	$334,262	1.62%	$54,231	1.72%	$12,053	4.71%	$469,833	1.65%
Percentage of total	14.8%		71.1%		11.5%		2.6%		100.0%

*	Yield on a taxable equivalent basis

Loans (Including Acquired Loans)

The Company has historically generated loan growth from both internal originations and bank acquisitions. Total loans held for investment increased $168.2 million, or 4.0%, to $4.4 billion in 2016 compared to an increase of $380.7 million, or 9.9%, in 2015 and an increase of $470.7 million, or 13.9%, in 2014. Loans increased in 2016 due to internal growth.  Loans increased in 2015 and 2014 due to both bank acquisitions and internal growth. The increases in 2016 and 2015 were primarily driven by increases in commercial real estate loans located in the Company’s metropolitan markets.

Composition

The Company’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in real estate, light manufacturing, retail and service industries. Consumer loans were comprised primarily of loans to individuals for automobiles.

LOANS BY CATEGORY

	December 31,
	2016		2015		2014		2013		2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$1,170,963	26.61%	$1,116,883	26.39%	$1,053,486	27.35%	$857,771	25.37%	$849,894	26.30%
Real estate— construction	420,884	9.57	403,664	9.54	356,621	9.26	284,808	8.43	226,102	7.00
Real estate— one to four family	846,360	19.23	821,251	19.41	766,362	19.90	697,434	20.63	657,973	20.36
Real estate—farmland, multifamily and commercial	1,682,321	38.23	1,606,614	37.96	1,407,750	36.55	1,290,076	38.16	1,244,199	38.51
Consumer	279,704	6.36	283,636	6.70	267,179	6.94	250,588	7.41	253,002	7.83
Total	$4,400,232	100.00%	$4,232,048	100.00%	$3,851,398	100.00%	$3,380,677	100.00%	$3,231,170	100.00%

Commercial, Financial, Other

Commercial, financial, and other loans represent loans for working capital, facilities acquisition or expansion, purchase of equipment and other needs of commercial customers primarily located within Oklahoma. Loans in this category include commercial and industrial, oil and gas, agriculture, and state and political subdivisions.

Commercial loans are underwritten individually and represent on-going relationships based on a thorough knowledge of the customer and the customer’s industry and market. While commercial loans are generally secured by the customer’s assets including real property, inventory, accounts receivable, operating equipment, interest in mineral rights and other property and may also include personal guarantees of the owners and related parties, the primary source of repayment of the loans is the on-going cash flow from operations of the customer’s business. Agriculture loans typically have annual or semi-annual principal payments to correspond to the timing of revenue.

The majority of loans originated within the energy sector, support oil and gas production, are primarily secured by those producing properties, and are governed by a borrowing base agreement that is tested timely and regularly.  The Company also originates loans to businesses and individuals in the energy services sector which includes loans for the fabrication, sale and service of various energy service equipment, site preparation and mapping services, disposal services, etc.  These loans are primarily secured by accounts receivable, inventory and/or equipment.

At December 31, 2016, commercial, financial and other loans totaled $1.2 billion. Approximately $828.3 million were commercial and industrial loans, $84.2 million were oil and gas production and equipment loans and $144.8 million were agriculture loans and the remaining were either state and political subdivisions or other.

Real Estate

Real estate loans consist of loans for both commercial and consumer customers and include construction, farmland, one-to-four family residences, multifamily residential properties and commercial. These loans are made on real property, such as office buildings, apartment buildings, shopping centers, industrial property, hotels, farmland and residential property. Such loans are usually secured by mortgages or other liens on the related real property. Interest rates may be fixed or variable, and the loans may be structured for full, partial or no amortization of principal.

Commercial real estate loans are for the construction of buildings or other improvements to real estate and property held by borrowers generally for investment purposes primarily within Oklahoma. The Company generally requires collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured.  Real estate or interests in real estate taken as collateral is primarily confined to either property located within the state of Oklahoma or properties owned by customers domiciled in the state of Oklahoma. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Loans on farmland are typically structured similar to commercial real estate loans but frequently are set for annual principal payments.  Such loans may be for purchase, refinance of purchase or ongoing operation of family-owned or small corporate farming enterprises.  Loans on multi-family properties are amortizing loans supported by rental incomes from the property.

Residential construction includes loans to builders for speculative or custom homes, as well as direct loans to individuals for construction of their personal residence.  Custom construction and self-construction loans typically will have commitments in place for long-term financing at the completion of construction.  Speculative construction loans generally will have periodic curtailment plans beginning after completion of construction and a reasonable time for sales to have occurred.

Residential development loans include loans to develop raw land into a residential development.  Advances on the loans typically include land costs, hard costs (grading, utilities, roads, etc.), soft costs (engineering fees, development fees, entitlement fees, etc.) and carrying costs until such time as the development is completed.  Upon completion of the development, the loan is typically repaid through the sale of lots to homebuilders.

Long-term one-to-four family residential real estate loans retained in the Bank have variable interest rates.  Fixed-rate loans in this category are financed through the Bank’s Mortgage Lending Department and sold into the secondary market.   Some 15 year fixed-rate loans in this category may be retained by the Bank.

At December 31, 2016, real estate loans were approximately 67% of total loans.  The Company is subject to risk of future market fluctuations in property values relating to these loans.  The Company attempts to manage this risk through rigorous loan underwriting standards.

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

MATURITY AND RATE SENSITIVITY OF LOANS

The following table presents the Maturity and Rate Sensitivity of Loans at December 31, 2016. Approximately 41% of loans have maturities of one year or less. However, many of these loans are renewed at existing or similar terms after scheduled principal reductions. Also approximately 44% of loans had adjustable interest rates at December 31, 2016.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and other	$781,952	$315,044	$73,967	$1,170,963
Real estate—construction	264,819	106,394	49,671	420,884
Real estate—one to four family	143,244	200,078	503,038	846,360
Real estate—farmland, multifamily and commercial	597,559	409,835	674,927	1,682,321
Consumer	30,070	213,712	35,922	279,704
Total	$1,817,644	$1,245,063	$1,337,525	$4,400,232
Loans with predetermined interest rates	$696,461	$914,572	$835,855	$2,446,888
Loans with adjustable interest rates	1,121,183	330,491	501,670	1,953,344
Total	$1,817,644	$1,245,063	$1,337,525	$4,400,232
Percentage of total	41.3%	28.3%	30.4%	100.0%

Since 2009 the Company has set rate floors on the majority of its adjustable rate loans. At December 31, 2016 approximately 50% of the adjustable rate loan portfolio was at the floor rate. Short-term rates would have to increase approximately 50 basis points before these loans would experience an increase in rate.

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Assets

During 2016, nonperforming and restructured assets decreased $16.0 million to $39.3 million. This compares to an increase of $13.2 million for 2015 and an increase of $560,000 for 2014. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.56%, 0.83% and 0.64% of total assets at December 31, 2016, 2015 and 2014, respectively. The decrease in nonperforming and restructured assets in 2016 was due to one relationship that was re-evaluated and removed from restructured loans due to sustained improvement in financial condition, performance and the commercially reasonable nature of its structure.

Nonaccrual loans have increased from $20.5 million at the end of 2012 to $31.8 million at the end of 2016. Nonaccrual loans had a small increase during 2016. During 2015, nonaccrual loans increased due to the downgrade of a single commercial loan. Nonaccrual loans increased in 2014 compared to 2013 due primarily to the acquisition of nonperforming loans from the Bank of Union. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Total interest income which was not accrued on nonaccrual loans outstanding was approximately $2.0 million for both 2016 and 2015 and $1.2 million for 2014. Only a small amount of this interest is expected to be ultimately collected.

Restructured loans decreased $13.4 million in 2016, $1.4 million in 2015 and $1.1 million in 2014, as shown in the table below. The decrease in restructured loans in 2016 was due to one relationship that was re-evaluated and removed from restructured loans due to sustained improvement in financial condition, performance and the commercially reasonable nature of its structure. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for loan losses. At December 31, 2016, the allowance for loan losses as a percentage of nonperforming and restructured loans was 137.27%, compared to 88.50%, at the end of 2015 and 120.05%, at the end of 2014. The level of nonperforming loans and loan losses could rise over time as a result of adverse economic conditions.

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

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,962	$1,841	$1,135	$1,179	$537
Nonaccrual	31,798	30,096	16,410	14,390	20,549
Restructured	1,713	15,143	16,515	17,624	17,866
Total nonperforming and restructured loans	35,473	47,080	34,060	33,193	38,952
Other real estate owned and repossessed assets	3,866	8,214	8,079	8,386	9,566
Total nonperforming and restructured assets	$39,339	$55,294	$42,139	$41,579	$48,518
Nonperforming and restructured loans to total loans	0.80%	1.11%	0.88%	0.98%	1.20%
Nonperforming and restructured assets to total assets	0.56%	0.83%	0.64%	0.69%	0.81%

Potential problem loans are performing loans to borrowers with a weakened financial condition or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $7.5 million, $4.9 million and $27.5 million of these loans at December 31, 2016, 2015 and 2014, respectively. Potential problem loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming. The higher level of potential problem loans in 2014 was due primarily to an additional $22.0 million for a single commercial loan that was experiencing financial difficulty during the year, but was not considered impaired. This loan was downgraded during 2015 and moved to nonaccrual.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

The allowance for loan losses is management’s estimate of the probable losses incurred in the Company’s loan portfolio through the balance sheet date. Management’s process for determining the amount of the allowance for loan losses is described under Critical Accounting Policies and Estimates. The balance of the allowance for loan losses has increased in each of the past three years, but the ratio to total loans has remained relatively small. At December 31, 2016, the Company’s allowance for loan losses represented 1.10% of total loans, compared to 0.98% at December 31, 2015 and 1.06% at December 31, 2014. The overall credit quality of the Company’s loan portfolio has remained stable. Net charge-offs were $1.2 million in 2014 and increased to $6.9 million in 2015 and decreased to $4.5 million in 2016. The amount of net loan charge-offs is relatively low, equating to 0.10%, 0.17% and 0.03% of average total loans for the years ended December 31, 2016, 2015 and 2014, respectively. The 2014 provision for loan losses included a reversal of $5.3 million as a result of a change in the loan loss factors. Although the national economy and the credit markets are slowly improving, if unforeseen adverse changes occur, it would be reasonable to expect that the allowance for loan losses would increase in future periods.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$41,666	$40,889	$39,034	$38,725	$37,656
Charge-offs:
Commercial, financial and other	(3,353)	(5,212)	(933)	(447)	(764)
Real estate	(431)	(1,338)	(868)	(426)	(1,228)
Consumer	(1,123)	(775)	(818)	(687)	(652)
Total charge-offs	(4,907)	(7,325)	(2,619)	(1,560)	(2,644)
Recoveries:
Commercial, financial and other	165	222	805	291	207
Real estate	85	60	366	106	211
Consumer	165	145	231	214	195
Total recoveries	415	427	1,402	611	613
Net charge-offs	(4,492)	(6,898)	(1,217)	(949)	(2,031)
Provision charged to operations	11,519	7,675	3,072	1,258	3,100
Balance at end of period	$48,693	$41,666	$40,889	$39,034	$38,725
Average loans	$4,298,245	$3,930,470	$3,643,018	$3,281,303	$3,099,888
Total loans	$4,409,550	$4,245,773	$3,860,831	$3,387,146	$3,242,427
Net charge-offs to average loans	0.10%	0.17%	0.03%	0.03%	0.07%
Allowance to total loans	1.10%	0.98%	1.06%	1.15%	1.19%
Allocation of the allowance by category of loans:
Commercial, financial and other	$15,247	$13,161	$14,056	$9,748	$9,823
Real estate	30,192	25,522	24,257	26,481	26,053
Consumer	3,254	2,983	2,576	2,805	2,849
Total	$48,693	$41,666	$40,889	$39,034	$38,725
Percentage of allowance in each category to total allowance:
Commercial, financial and other	31.31%	31.59%	34.38%	24.97%	25.36%
Real estate	62.01	61.25	59.32	67.84	67.28
Consumer	6.68	7.16	6.30	7.19	7.36
Total	100.00%	100.00%	100.00%	100.00%	100.00%

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $2.0 million at December 31, 2016 and $3.3 million at December 31, 2015, while the acquired loans outstanding were $154.8 million and $194.3 million, respectively.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $67.4 million, $69.7 million and $55.6 million at December 31, 2016, 2015 and 2014, respectively. The increase in 2015 was due to the acquisition of one community bank.

Other assets include the cash surrender value of key-man life insurance policies. The balance of cash surrender value of key-man life insurance policies was $70.3 million, $67.9 million and $64.1 million at December 31, 2016, 2015 and 2014, respectively.

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

Historically, the Bank is more liquid than its peers. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the Bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2017, the Bank had approximately $83.3 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2016, the Bank declared four common stock dividends totaling $23.7 million and two preferred stock dividends totaling $1.9 million.

Deposits

Total deposits increased $274.7 million to $6.2 billion, an increase of 4.6% in 2016, compared to an increase of $68.7 million or 1.2% in 2015, and an increase of $485.2 million or 9.0% in 2014. Total deposits increased during 2016 primarily due to an influx of funds at the end of the year.  Total deposits at year end 2015 increased primarily due to the acquisition of Bank of Commerce.  The increase in deposits during 2014 was due to the acquisition of Bank of Union, internal growth and an influx of funds at the end of the year. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 94.7%, 94.3% and 94.1% in 2016, 2015 and 2014, respectively. Noninterest-bearing deposits to total deposits were 40.4% at December 31, 2016, compared to 40.3% at December 31, 2015 and 40.8% at December 31, 2014.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Average Balances
Demand deposits	$2,415,972	$2,317,639	$2,197,474	$1,952,582	$1,809,102
Interest-bearing transaction deposits	785,090	734,529	750,603	653,893	712,800
Savings deposits	2,110,602	2,052,161	1,992,673	1,827,575	1,757,331
Time deposits under $100	372,659	392,276	436,461	435,219	473,942
Total core deposits	5,684,323	5,496,605	5,377,211	4,869,269	4,753,175
Time deposits of $100 or more	332,396	339,907	347,497	364,598	390,582
Total deposits	$6,016,719	$5,836,512	$5,724,708	$5,233,867	$5,143,757

PERCENTAGE OF TOTAL AVERAGE DEPOSITS AND AVERAGE RATES PAID

	2016		2015		2014		2013		2012
	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Demand deposits	40.16%		39.71%		38.39%		37.31%		35.17%
Interest-bearing transaction deposits	13.05	0.10%	12.59	0.10%	13.11	0.10%	12.49	0.10%	13.87	0.14%
Savings deposits	35.08	0.33	35.16	0.23	34.81	0.23	34.92	0.23	34.16	0.32
Time deposits under $100	6.19	0.61	6.72	0.58	7.62	0.64	8.31	0.76	9.21	0.96
Total core deposits	94.48		94.18		93.93		93.03		92.41
Time deposits of $100 or more	5.52	0.76	5.82	0.75	6.07	0.79	6.97	0.94	7.59	1.08
Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%
Average rate paid on interest- bearing deposits		0.35%		0.29%		0.31%		0.35%		0.46%

MATURITY OF TIME DEPOSITS

The following table shows the maturity of time deposits of $100,000 or more:

December 31, 2016
(Dollars in thousands)
Three months or less	$60,516
Over three months through six months	48,148
Over six months through twelve months	74,928
Over twelve months	144,771
Total	$328,363

At December 31, 2016, 55.9% of the Company’s time deposits of $100,000 or more mature in one year or less.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $500,000 at both December 31, 2016 and December 31, 2015 and $4.0 million at December 31, 2014.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $674.5 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2016, the Company had the ability to draw up to $517.5 million on the FHLB line of credit based on FHLB stock holdings of $551,900 with no advances outstanding. In addition, the Company has a revolving line of credit with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020. During 2015, the Company advanced $3.0 million on this line of credit related to the acquisition of Bank of Commerce. This borrowing was paid off before year end 2015.

Capital Resources

Stockholders’ equity totaled $711.1 million at December 31, 2016, compared to $655.5 million at December 31, 2015. In addition to net income of $70.7 million, other changes in stockholders’ equity during the year ended December 31, 2016 included $13.3 million related to stock option exercises and $1.6 million related to stock-based compensation, that were partially offset by $23.1 million in dividends, $5.5 million in stock repurchases and reduction in unrealized gains of $1.4 million. The Company’s average stockholders’ equity to average assets for 2016 was 10.11%, compared to 9.76% for 2015 and 9.19% for 2014. The Company’s leverage ratio and total risk-based capital ratios at December 31, 2016 were well in excess of the regulatory requirements. Banking institutions are generally expected to maintain capital well above the minimum levels. Junior subordinated debentures are included in BancFirst Corporation’s Tier I capital.

See Note (11) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s Junior Subordinated Debentures.

See Note (15) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. During the third quarter of 2016 the SRP was amended to increase the remaining shares to be purchased to 150,000. At December 31, 2016 there were 150,000 shares remaining that could be repurchased under the SRP. For the year ended December 31, 2016, the Company repurchased 100,000 shares of its common stock for $5.5 million at an average price of $55.23 per share under the SRP.  For the year ended December 31, 2015, the Company repurchased 28,447 shares of its common stock for $1.7 million at an average price of $58.19 per share under the SRP.  For the year ended December 31, 2014, the Company did not repurchase shares under the SRP.

Future dividend payments will be determined by the Company’s Board of Directors considering the earnings, financial condition and capital needs of the Company and the Bank, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2017.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

CONTRACTUAL OBLIGATIONS

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations, by payment due period, as of December 31, 2016.

	Payment Due By Period
	Less Than One Year	1 to 3 Years	3 to 5 Years	Over Five Years	Indeterminate Maturity	Total
	(Dollars in thousands)
Junior subordinated debentures (1)	$2,011	$4,022	$4,022	$55,973	$—	$66,028
Operating lease payments	419	776	377	700	—	2,272
Time deposits	418,543	191,549	77,129	29	—	687,250
Total contractual cash obligations	$420,973	$196,347	$81,528	$56,702	$—	$755,550

(1)	Includes principal and interest

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

The ALCO uses gap analysis to monitor interest rate sensitivity based on the maturity and repricing frequencies of its earning assets and interest-bearing liabilities. This analysis indicates that the Company’s position is asset-sensitive, with a positive gap of $536 million for the zero to 12 month interval at December 31, 2016, which was 7.65% of total assets.  Period gaps in the over 12 month time periods are negative, reflecting the Company’s avoidance of extending the maturities of its earning assets.

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

As of December 31, 2016, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 3.89% and 8.20%, respectively, relative to the base case over the next 12 months. Conversely, the model simulation projected that a decrease in interest rates of 25 basis points would result in a negative variance in net interest income of 1.33% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 25 basis points as of December 31, 2016 was considered to be remote given prevailing interest rate levels.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2016.

	Avg.	Expected Maturity / Principal Repayments at December 31,
	Rate	2017	2018	2019	2020	2021	Thereafter	Balance	Fair Value
		(Dollars in thousands)
Interest Sensitive Assets
Loans	4.76%	$2,247,820	$651,362	$544,209	$305,733	$306,751	$344,357	$4,400,232	$4,416,056
Securities	1.39	134,229	110,250	111,907	45,601	52,161	15,685	469,833	469,871
Federal funds sold and interest-bearing deposits	0.52	1,667,240	—	—	—	—	—	1,667,240	1,667,240
Interest Sensitive Liabilities
Savings and transaction deposits	0.27	3,033,965	—	—	—	—	—	3,033,965	2,987,064
Time deposits	0.68	418,543	124,568	66,981	37,823	39,306	29	687,250	686,078
Short-term borrowings	0.38	500	—	—	—	—	—	500	500
Junior subordinated debentures	6.54	—	—	—	—	—	31,959	31,959	34,339
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	1,718
Letters of credit		—	—	—	—	—	—	—	424

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

BancFirst Corporation

Oklahoma City, Oklahoma

We have audited the accompanying consolidated balance sheets of BancFirst Corporation (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of PCAOB, the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Oklahoma City, Oklahoma
March 7, 2017

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2016	2015
ASSETS
Cash and due from banks	$183,921	$203,364
Interest-bearing deposits with banks	1,666,540	1,394,813
Federal funds sold	700	—
Securities (fair value: $469,871 and $553,010, respectively)	469,833	552,949
Loans held for sale	9,318	13,725
Loans (net of unearned interest)	4,400,232	4,232,048
Allowance for loan losses	(48,693)	(41,666)
Loans, net of allowance for loan losses	4,351,539	4,190,382
Premises and equipment, net	126,771	126,813
Other real estate owned	3,526	7,984
Intangible assets, net	13,330	15,695
Goodwill	54,042	54,042
Accrued interest receivable and other assets	139,432	133,062
Total assets	$7,018,952	$6,692,829

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,526,842	$2,409,769
Interest-bearing	3,721,215	3,563,589
Total deposits	6,248,057	5,973,358
Short-term borrowings	500	500
Accrued interest payable and other liabilities	27,342	31,502
Junior subordinated debentures	31,959	31,959
Total liabilities	6,307,858	6,037,319
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,810,935 and 15,597,446, respectively	15,811	15,597
Capital surplus	117,541	102,865
Retained earnings	577,648	535,521
Accumulated other comprehensive income, net of income tax of $59 and $962, respectively	94	1,527
Total stockholders' equity	711,094	655,510
Total liabilities and stockholders' equity	$7,018,952	$6,692,829

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
INTEREST INCOME
Loans, including fees	$204,467	$190,292	$182,972
Securities:
Taxable	5,229	5,492	5,727
Tax-exempt	964	982	1,061
Federal funds sold	1	14	2
Interest-bearing deposits with banks	7,908	4,265	4,391
Total interest income	218,569	201,045	194,153
INTEREST EXPENSE
Deposits	12,638	10,251	10,795
Short-term borrowings	7	4	16
Long-term borrowings	—	32	25
Junior subordinated debentures	2,096	1,966	1,966
Total interest expense	14,741	12,253	12,802
Net interest income	203,828	188,792	181,351
Provision for loan losses	11,519	7,675	3,072
Net interest income after provision for loan losses	192,309	181,117	178,279
NONINTEREST INCOME
Trust revenue	10,630	9,091	9,180
Service charges on deposits	62,233	57,651	56,389
Securities transactions (includes accumulated other comprehensive income reclassifications of $15, $3,814 and $533, respectively)	(59)	9,269	1,641
Income from sales of loans	2,825	1,968	1,813
Insurance commissions	15,559	14,791	14,642
Cash management	10,616	7,510	6,741
Gain on sale of other assets	46	79	335
Other	5,182	5,449	5,672
Total noninterest income	107,032	105,808	96,413
NONINTEREST EXPENSE
Salaries and employee benefits	119,662	113,083	108,640
Occupancy, net	12,313	11,512	11,610
Depreciation	10,114	9,966	9,595
Amortization of intangible assets	2,269	1,935	1,754
Data processing services	4,796	4,579	4,689
Net (income) expense from other real estate owned	(747)	324	511
Marketing and business promotion	7,236	6,986	7,024
Deposit insurance	2,904	3,358	3,291
Other	32,857	33,972	36,407
Total noninterest expense	191,404	185,715	183,521
Income before taxes	107,937	101,210	91,171
Income tax expense	37,263	35,040	27,284
Net income	$70,674	$66,170	$63,887
NET INCOME PER COMMON SHARE
Basic	$4.53	$4.25	$4.14
Diluted	$4.44	$4.17	$4.04
OTHER COMPREHENSIVE INCOME
Unrealized (losses) gains on securities, net of tax of $897, $207 and $(747), respectively	$(1,424)	$(327)	$613
Reclassification adjustment for gains included in net income, net of tax of $6, $1,475 and $206, respectively	(9)	(2,339)	(327)
Other comprehensive (loss) gain, net of tax of $903, $1,682 and $(541), respectively	(1,433)	(2,666)	286
Comprehensive income	$69,241	$63,504	$64,173

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	15,597,446	$15,597	15,504,513	$15,504	15,333,622	$15,334
Shares issued	313,489	314	121,380	121	170,891	170
Shares acquired and canceled	(100,000)	(100)	(28,447)	(28)	—	—
Issued at end of period	15,810,935	$15,811	15,597,446	$15,597	15,504,513	$15,504
CAPITAL SURPLUS
Balance at beginning of period		$102,865		$96,841		$88,803
Common stock issued		9,519		3,116		4,742
Tax effect of stock options		3,521		1,191		1,620
Stock-based compensation arrangements		1,636		1,717		1,676
Balance at end of period		$117,541		$102,865		$96,841
RETAINED EARNINGS
Balance at beginning of period		$535,521		$492,776		$448,953
Net income		70,674		66,170		63,887
Dividends on common stock ($1.48, $1.40 and $1.30 per share, respectively)		(23,124)		(21,799)		(20,064)
Common stock acquired and canceled		(5,423)		(1,626)		—
Balance at end of period		$577,648		$535,521		$492,776
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period		$1,527		$4,193		$3,907
Net change		(1,433)		(2,666)		286
Balance at end of period		$94		$1,527		$4,193
Total stockholders’ equity		$711,094		$655,510		$609,314

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70,674	$66,170	$63,887
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	11,519	7,675	3,072
Depreciation and amortization	12,383	11,901	11,349
Net amortization of securities premiums and discounts	128	1,020	910
Realized securities losses (gains)	59	(9,269)	(1,641)
Gain on sales of loans	(2,825)	(1,968)	(1,813)
Cash receipts from the sale of loans originated for sale	189,620	171,723	152,440
Cash disbursements for loans originated for sale	(182,425)	(174,047)	(153,592)
Deferred income tax benefit	(2,048)	(1,903)	(3,683)
Gain on other assets	(1,252)	(65)	(760)
Increase in interest receivable	(1,497)	(991)	(309)
Increase/(decrease) in interest payable	69	(105)	(333)
Amortization of stock-based compensation arrangements	1,636	1,717	1,676
Other, net	(5,500)	6,301	5,719
Net cash provided by operating activities	90,541	78,159	76,922
INVESTING ACTIVITIES
Net cash and due from banks (paid for) received from acquisitions	—	(4,007)	174,283
Net (increase)/decrease in federal funds sold	(700)	13,256	4,619
Purchases of held for investment securities	(838)	(1,771)	(708)
Purchases of available for sale securities	(224,655)	(91,136)	(224,217)
Proceeds from maturities, calls and paydowns of held for investment securities	5,260	2,103	4,101
Proceeds from maturities, calls and paydowns of available for sale securities	300,345	55,689	225,394
Proceeds from sales of available for sale securities	481	10,850	4,855
Net change in loans	(176,594)	(243,976)	(366,064)
Purchases of premises, equipment and computer software	(10,835)	(11,263)	(11,490)
Proceeds from the sale of other real estate owned and other assets	9,519	4,957	5,851
Net cash used in investing activities	(98,017)	(265,298)	(183,376)
FINANCING ACTIVITIES
Net change in deposits	274,699	(106,422)	183,371
Net change in short-term borrowings	—	(3,482)	(608)
Paydown of long-term borrowings	—	—	(6,938)
Issuance of common stock, net	13,354	4,428	6,532
Common stock acquired	(5,523)	(1,654)	—
Cash dividends paid	(22,770)	(21,449)	(19,543)
Net cash provided by (used in) financing activities	259,760	(128,579)	162,814
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	252,284	(315,718)	56,360
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,598,177	1,913,895	1,857,535
Cash, due from banks and interest-bearing deposits at the end of the period	$1,850,461	$1,598,177	$1,913,895
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$14,673	$12,255	$13,135
Cash paid during the period for income taxes	$32,700	$33,531	$26,178
Noncash investing and financing activities:
Unpaid common stock dividends declared	$5,969	$5,615	$5,265

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc. and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate Inc. and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts from 2015 and 2014 have been reclassified to conform to the 2016 presentation. These reclassifications were not material to the Company’s financial statements.

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

Loans

The lending function is governed by written policies and procedures, as determined by senior management and approved by the Board of Directors. The policies and procedures set the standards for lending in each major loan category by collateral type and use of loan proceeds. The objectives of these policies and procedures are to identify profitable markets, determine appropriate risk tolerance levels for each type of loan, establish limits for loan officer approval, set concentration limits, establish loan-to-value thresholds, set repayment terms and loan structure guidelines and adhere to documentation requirements. Interest rate risk is controlled by the use of variable rate provisions, approximately 50% of which have a rate floor, limits on fixing rates for longer periods and the use of prepayment penalties.

One-to-four family residential real estate loans are made in accordance with underwriting policies and are fully documented. Credit worthiness is assessed based on significant credit characteristics including credit history and residential and employment stability. These loans include first liens, junior liens and home equity lines of credit. The composition of this portfolio is primarily first liens, which comprise more than 82% of the portfolio, with junior liens comprising less than 10%, and home equity lines of credit comprising less than 8%. The Company does not engage in any hybrid loan programs. In addition, the Company does not have any exposure to loans with negative amortization, interest rate carryover or discounting of the initial rates (teaser rates).

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

During 2016, the Company had gains on the sale of other real estate owned totaling $1.2 million that is included in net expense (income) from other real estate owned in the consolidated statements of comprehensive income.

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

Income Taxes

The Company files a consolidated income tax return with its subsidiaries. Federal and state income tax expense or benefit has been allocated to subsidiaries on a separate return basis. Deferred taxes are recognized under the balance sheet method based upon the future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using the tax rates expected to apply to taxable income in the periods when the related temporary differences are expected to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 removes the second step of goodwill testing. ASU 2017-04 will be effective on January 1, 2020 and is not expected to have a significant impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business. ASU 2017-01 will be effective on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control.” ASU 2016-17 updates ASU No. 2015-02 to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. ASU 2016-17 will be effective on January 1, 2017 and is not expected to have a significant impact on the Company’s financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will be effective on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 will be effective on January 1, 2018. Early adoption is permitted with retrospective applications. The Company is currently evaluating the potential impact of ASU 2016-15 on its financial statements.

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

In January of 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customer (Topic 606).” ASU 2014-09 implements a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in a manner that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606).” ASU 2015-14 is an amendment to defer the effective date of ASU N. 2014-09. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for the Company as of January 1, 2017. Adoption of ASU 2014-09 may require the Company to amend how it recognizes certain recurring revenue streams related to trust fees, which are recorded in non-interest expense; however, the Company does not expect the adoption of ASU 2014-09 to have a significant impact on the Company’s financial statements.

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

(3) CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with the Federal Reserve Bank and various other financial institutions primarily for the purpose of holding excess liquidity and clearing cash items. It may also sell federal funds to certain of these institutions on an overnight basis. At December 31, 2016 and 2015, the Company had no significant concentrations of credit risk with other financial institutions. The Company maintained vault cash and funds on deposit with the Federal Reserve Bank, which is included in the table below.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or cash on deposit with the Federal Reserve Bank. The average amount of required reserves for each of the years ended December 31, 2016 and 2015 is included in the following table:

	December 31,
	2016	2015
	(Dollars in thousands)
Vault cash and funds on deposit with the Federal Reserve Bank	$1,754,956	$1,499,137
Average required Reserves	41,968	40,093

(4) SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	December 31,
	2016	2015
	(Dollars in thousands)
Held for investment, at cost (fair value: $4,403 and $8,850, respectively)	$4,365	$8,789
Available for sale, at fair value	465,468	544,160
Total	$469,833	$552,949

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2016
Mortgage backed securities (1)	$252	$17	$—	$269
States and political subdivisions	3,613	25	(4)	3,634
Other securities	500	—	—	500
Total	$4,365	$42	$(4)	$4,403
December 31, 2015
Mortgage backed securities (1)	$347	$25	$—	$372
States and political subdivisions	7,942	36	—	7,978
Other securities	500	—	—	500
Total	$8,789	$61	$—	$8,850

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2016
U.S. treasuries	$268,763	$700	$(920)	$268,543
U.S. federal agencies	129,674	373	(405)	129,642
Mortgage backed securities (1)	19,949	290	(567)	19,672
States and political subdivisions	40,335	836	(129)	41,042
Other securities (2)	6,594	125	(150)	6,569
Total	$465,315	$2,324	$(2,171)	$465,468
December 31, 2015
U.S. treasuries	$328,965	$776	$(45)	$329,696
U.S. federal agencies	131,522	527	(153)	131,896
Mortgage backed securities (1)	21,973	425	(543)	21,855
States and political subdivisions	49,521	1,447	(48)	50,920
Other securities (2)	9,689	249	(145)	9,793
Total	$541,670	$3,424	$(934)	$544,160

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	December 31,
	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,561	$1,568	$5,168	$5,174
After one year but within five years	1,937	1,951	2,800	2,829
After five years but within ten years	707	723	795	319
After ten years	160	161	26	528
Total	$4,365	$4,403	$8,789	$8,850
Available for Sale
Contractual maturity of debt securities:
Within one year	$66,542	$66,662	$272,820	$272,779
After one year but within five years	320,150	319,839	178,617	180,145
After five years but within ten years	5,830	6,152	8,483	9,075
After ten years	66,199	66,246	75,522	75,853
Total debt securities	458,721	458,899	535,442	537,852
Other securities	6,594	6,569	6,228	6,308
Total	$465,315	$465,468	$541,670	$544,160

The following is a detail of proceeds from sales and realized securities gains and losses, on available for sale securities:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Proceeds	$481	$10,850	$4,855
Gross gains realized	227	9,394	1,641
Gross losses realized	286	125	—

Realized gains/losses are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

During 2015 the realized gains were from the following transactions: Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, recognized a pretax gain of approximately $1.7 million from the sale of one of its equity investments, Council Oak Partners, LLC, a wholly-owned subsidiary of the Company, recognized a pretax gain of approximately $5.2 million from the sale of one of its equity investments and the Company recorded a gain of $2.1 million related to the redemption of warrants associated with a past loan transaction.

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Book value of pledged securities	$439,692	$493,540

The following table summarizes securities with unrealized losses, segregated by the duration of the unrealized loss, at December 31, 2016 and 2015 respectively:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2016
Held for Investment
Mortgage backed securities	$7	$—	$9	$—	$16	$—
States and political subdivisions	476	4	—	—	476	4
Total	$483	$4	$9	$—	$492	$4
Available for Sale
U.S. treasuries	$103,705	$920	$—	$—	$103,705	$920
U.S. federal agencies	71,511	357	9,619	48	81,130	405
Mortgage backed securities	3	—	14,834	567	14,837	567
States and political subdivisions	15,289	62	779	67	16,068	129
Other securities	—	—	589	150	589	150
Total	$190,508	$1,339	$25,821	$832	$216,329	$2,171
December 31, 2015
Held for Investment
Mortgage backed securities	$21	$—	$—	$—	$21	$—
States and political subdivisions	—	—	—	—	—	—
Total	$21	$—	$—	$—	$21	$—
Available for Sale
U.S. treasuries	$139,762	$45	$—	$—	$139,762	$45
U.S. federal agencies	46,948	118	5,969	35	52,917	153
Mortgage backed securities	59	—	14,844	543	14,903	543
States and political subdivisions	1,932	47	245	1	2,177	48
Other securities	304	142	105	3	409	145
Total	$189,005	$352	$21,163	$582	$210,168	$934

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2016 and 2015, the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality, and has no intent or requirement to sell before the recovery of the unrealized loss; therefore, the Company has not recognized any impairment in the Company’s consolidated statement of comprehensive income.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$828,260	18.82%	$795,803	18.80%
Oil & gas production and equipment	84,228	1.91	87,304	2.06
Agriculture	144,751	3.29	150,620	3.56
State and political subdivisions:
Taxable	33,793	0.77	17,605	0.42
Tax-exempt	47,283	1.07	33,575	0.79
Real estate:
Construction	420,884	9.57	403,664	9.54
Farmland	197,872	4.50	184,707	4.36
One to four family residences	846,360	19.24	821,251	19.41
Multifamily residential properties	57,806	1.31	65,477	1.55
Commercial	1,426,643	32.42	1,356,430	32.05
Consumer	279,704	6.36	283,636	6.70
Other (not classified above)	32,648	0.74	31,976	0.76
Total loans	$4,400,232	100.00%	$4,232,048	100.00%

The Company’s commercial and industrial loan category includes a small percentage of loans to companies that provide ancillary services to the oil and gas industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these loans at December 31, 2016 was approximately $56 million.

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

Loans secured by real estate, including farmland, multifamily, commercial, one-to-four family residential and construction and development loans, have been a large portion of the Company’s loan portfolio. The Company is subject to risk of future market fluctuations in property values relating to these loans. In addition, multi-family and commercial real estate (“CRE”) loans represent the majority of the Company’s real estate loans outstanding. A decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of the Company’s borrowers to repay their loans on a timely basis, which could have a negative impact on the Company’s financial condition and results of operation. The Company attempts to manage this risk through rigorous loan underwriting standards.

During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage.

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	December 31,
	2016	2015
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,962	$1,841
Nonaccrual	31,798	30,096
Restructured	1,713	15,143
Total nonperforming and restructured loans	35,473	47,080
Other real estate owned and repossessed assets	3,866	8,214
Total nonperforming and restructured assets	$39,339	$55,294

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.0 million in 2016, $2.0 million in 2015 and $1.2 million in 2014.

Restructured loans at December 31, 2015 consisted primarily of one relationship restructured in prior periods to defer certain principal payments. This relationship was re-evaluated by management and removed from restructured loans in 2016 due to sustained improvement in financial condition, performance and the commercially reasonable nature of its structure. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be restructured were not considered to be material.

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the allowance for loan losses. The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

	December 31,
	2016	2015
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$713	$261
Non-residential real estate other	5,688	3,957
Residential real estate permanent mortgage	1,116	656
Residential real estate all other	5,089	1,833
Commercial and financial:
Non-consumer non-real estate	4,464	10,159
Consumer non-real estate	265	312
Other loans	8,370	9,381
Acquired loans	6,093	3,537
Total	$31,798	$30,096

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$2,255	$96	$150	$2,501	$569,130	$571,631	$—
Non-residential real estate other	611	16	418	1,045	1,122,351	1,123,396	—
Residential real estate permanent mortgage	2,742	649	1,273	4,664	320,749	325,413	513
Residential real estate all other	2,559	531	1,416	4,506	743,723	748,229	369
Commercial and financial:
Non-consumer non-real estate	1,269	1,628	741	3,638	1,047,547	1,051,185	608
Consumer non-real estate	2,046	760	419	3,225	280,652	283,877	274
Other loans	5,345	958	7,775	14,078	127,404	141,482	45
Acquired loans	825	310	408	1,543	153,476	155,019	153
Total	$17,652	$4,948	$12,600	$35,200	$4,365,032	$4,400,232	$1,962
As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$441	$179	$183	$803	$502,094	$502,897	$—
Non-residential real estate other	1,149	108	568	1,825	1,108,935	1,110,760	521
Residential real estate permanent mortgage	2,840	636	648	4,124	328,477	332,601	493
Residential real estate all other	2,842	609	824	4,275	672,414	676,689	193
Commercial and financial:
Non-consumer non-real estate	2,278	161	187	2,626	982,136	984,762	152
Consumer non-real estate	2,237	772	349	3,358	265,511	268,869	278
Other loans	3,565	295	1,761	5,621	156,995	162,616	132
Acquired loans	1,052	71	918	2,041	190,813	192,854	72
Total	$16,404	$2,831	$5,438	$24,673	$4,207,375	$4,232,048	$1,841

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

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$894	$806	$101	$825
Non-residential real estate other	7,742	5,688	574	5,854
Residential real estate permanent mortgage	1,878	1,683	124	1,612
Residential real estate all other	5,871	5,614	1,538	5,445
Commercial and financial:
Non-consumer non-real estate	12,015	6,272	1,457	6,478
Consumer non-real estate	686	650	133	788
Other loans	9,799	8,415	1,870	8,062
Acquired loans	8,780	6,581	—	6,041
Total	$47,665	$35,709	$5,797	$35,105

As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$507	$383	$14	$446
Non-residential real estate other	21,068	19,052	357	19,655
Residential real estate permanent mortgage	1,401	1,209	81	1,125
Residential real estate all other	2,498	2,235	242	1,958
Commercial and financial:
Non-consumer non-real estate	13,897	10,312	2,062	11,786
Consumer non-real estate	738	715	181	652
Other loans	10,722	9,513	331	10,335
Acquired loans	6,295	4,248	—	4,564
Total	$57,126	$47,667	$3,268	$50,521

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$464,504	$89,978	$16,220	$929	$—	$571,631
Non-residential real estate other	933,743	169,561	14,404	5,688	—	1,123,396
Residential real estate permanent mortgage	284,893	32,889	5,987	1,644	—	325,413
Residential real estate all other	614,338	119,018	9,382	5,491	—	748,229
Commercial and financial:
Non-consumer non-real estate	856,318	170,865	19,101	4,901	—	1,051,185
Consumer non-real estate	263,442	17,154	2,640	641	—	283,877
Other loans	132,254	5,376	1,514	2,338	—	141,482
Acquired loans	92,946	42,668	12,888	6,517	—	155,019
Total	$3,642,438	$647,509	$82,136	$28,149	$—	$4,400,232

As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$417,529	$76,749	$8,304	$315	$—	$502,897
Non-residential real estate other	945,993	156,159	4,580	4,028	—	1,110,760
Residential real estate permanent mortgage	295,265	29,793	6,315	1,228	—	332,601
Residential real estate all other	554,007	111,879	9,109	1,694	—	676,689
Commercial and financial:
Non-consumer non-real estate	821,394	140,384	12,687	10,297	—	984,762
Consumer non-real estate	251,994	14,433	1,779	662	1	268,869
Other loans	153,416	5,851	872	2,477	—	162,616
Acquired loans	165,305	12,566	11,049	3,858	76	192,854
Total	$3,604,903	$547,814	$54,695	$24,559	$77	$4,232,048

Allowance for Loan Losses Methodology

The allowance for loan losses (“ALL”) is determined by a calculation based on segmenting the loans into the following categories: (1) adversely graded loans [Grades 3, 4 and 5] that have a specific reserve allocation; (2) loans without a specific reserve segmented by loans secured by real estate other than one-to-four family residential property, loans secured by one-to-four family residential property, commercial, industrial and agricultural loans not secured by real estate, consumer purpose loans not secured by real estate, and loans over 60 days past due that are not otherwise Grade 3, 4, or 5; (3) Grade 2 loans; (4) Grade 1 loans and (5) loans held for sale which are excluded.

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

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$4,661	$(11)	$3	$(8)	$949	$5,602
Non-residential real estate other	9,921	(9)	6	(3)	875	10,793
Residential real estate permanent mortgage	3,148	(208)	55	(153)	134	3,129
Residential real estate all other	6,725	(181)	21	(160)	2,057	8,622
Commercial and financial:
Non-consumer non-real estate	11,754	(2,921)	122	(2,799)	3,466	12,421
Consumer non-real estate	2,642	(1,088)	159	(929)	1,091	2,804
Other loans	2,648	(388)	17	(371)	1,768	4,045
Acquired loans	167	(101)	32	(69)	1,179	1,277
Total	$41,666	$(4,907)	$415	$(4,492)	$11,519	$48,693
As of December 31, 2015
Real estate:
Non-residential real estate owner occupied	$4,406	$(37)	$1	$(36)	$291	$4,661
Non-residential real estate other	9,616	(708)	2	(706)	1,011	9,921
Residential real estate permanent mortgage	2,948	(222)	40	(182)	382	3,148
Residential real estate all other	6,269	(138)	17	(121)	577	6,725
Commercial and financial:
Non-consumer non-real estate	12,771	(3,799)	199	(3,600)	2,583	11,754
Consumer non-real estate	2,404	(626)	124	(502)	740	2,642
Other loans	2,359	(1,109)	16	(1,093)	1,382	2,648
Acquired loans	116	(686)	28	(658)	709	167
Total	$40,889	$(7,325)	$427	$(6,898)	$7,675	$41,666

The following table details the amount of ALL by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	ALL
	December 31, 2016		December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$716	$4,886	$323	$4,338
Non-residential real estate other	1,119	9,674	323	9,598
Residential real estate permanent mortgage	422	2,707	399	2,749
Residential real estate all other	2,160	6,462	839	5,886
Commercial and financial:
Non-consumer non-real estate	3,317	9,104	3,365	8,389
Consumer non-real estate	478	2,326	445	2,197
Other loans	1,812	2,233	291	2,357
Acquired loans	495	782	—	167
Total	$10,519	$38,174	$5,985	$35,681

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	December 31, 2016			December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$17,149	$554,482	$—	$8,619	$494,278	$—
Non-residential real estate other	20,092	1,103,304	—	8,608	1,102,152	—
Residential real estate permanent mortgage	7,631	317,782	—	7,543	325,058	—
Residential real estate all other	14,873	733,356	—	10,803	665,886	—
Commercial and financial:
Non-consumer non-real estate	24,002	1,027,183	—	22,983	961,779	—
Consumer non-real estate	3,203	280,674	—	2,416	266,453	—
Other loans	2,254	139,228	—	2,323	160,293	—
Acquired loans	13,459	135,616	5,944	7,889	177,871	7,094
Total	$102,663	$4,291,625	$5,944	$71,184	$4,153,770	$7,094

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Other real estate owned	$2,553	$2,139	$3,573
Repossessed assets	1,402	1,098	1,209
Total	$3,955	$3,237	$4,782

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
	(Dollars in thousands)
2016	$37,577	$16,133	$(26,224)	$27,486
2015	25,019	22,330	(9,772)	37,577
2014	27,134	22,521	(24,636)	25,019

(6) PREMISES AND EQUIPMENT, NET AND OTHER ASSETS

The following is a summary of premises and equipment by classification:

		December 31,
	Estimated Useful Lives	2016	2015
		(Dollars in thousands)
Land		$32,441	$31,196
Buildings	10 to 40 years	138,901	135,694
Furniture, fixtures and equipment	3 to 15 years	64,293	63,436
Accumulated depreciation		(108,864)	(103,513)
Premises and equipment, net		$126,771	$126,813

Low Income Housing Tax Credit Investments

We invest in affordable housing projects that qualify for the low income housing tax credit (LIHTC), which is designed to promote private development of low income housing.  These investments generate a return primarily through realization of federal tax credits, and also through a tax deduction generated by operating losses of the investments.  The investments are amortized through tax expense using the proportional amortization method as related tax credits are utilized. The Company is periodically required to provide additional contributions at the discretion of the project sponsors.  Although in some cases the Company’s investment may exceed 50% of the equity interest in an entity, the Company does not consolidate these structures as variable interest entities due to the project sponsor’s ability to manage the projects, which is indicative of power in them.

Total LIHTC investments were $15.2 million and $14.5 million at December 31, 2016 and 2015, respectively and are included in other assets on the balance sheet.  The Company recognized tax credits and other tax benefits of $4.2 million, $4.0 million and $3.3 million in 2016, 2015 and 2014, respectively and amortization expense of $2.9 million, $2.6 million and $2.3 million in 2016, 2015 and 2014, respectively resulting from LIHTC investments.  Additional contributions are made during the investment periods through the year 2032.  Unfunded commitments to these investments as of December 31, 2016 totaled $13.5 million.

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2016
Core deposit intangibles	$17,447	$(6,611)	$10,836
Customer relationship intangibles	5,699	(3,419)	2,280
Mortgage servicing intangibles	473	(259)	214
Total	$23,619	$(10,289)	$13,330
As of December 31, 2015
Core deposit intangibles	$20,333	$(7,586)	$12,747
Customer relationship intangibles	5,699	(3,061)	2,638
Mortgage servicing intangibles	538	(228)	310
Total	$26,570	$(10,875)	$15,695

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

Estimated amortization of intangible assets for the next five years, as of December 31, 2016, is as follows (dollars in thousands):

Estimated Amortization
2017	$2,213
2018	2,213
2019	2,213
2020	2,101
2021	1,270

At December 31, 2016, the weighted-average remaining life of all intangible assets was approximately 6.7 years which consisted of customer relationship intangibles with a weighted-average life of 6.9 years, core deposit intangibles with a weighted-average life of 6.8 years and mortgage servicing intangibles with a weighted-average life of 2.0 years based on current prepayment assumptions.

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2016
Balance at beginning and end of period	$8,078	$40,050	$5,464	$450	$54,042
Year Ended December 31, 2015
Balance at beginning of period	$8,078	$30,970	$5,464	$450	$44,962
Acquisitions	—	9,448	—	—	9,448
Impairment	—	(368)	—	—	(368)
Balance at end of period	$8,078	$40,050	$5,464	$450	$54,042

In June 2015, the Company recorded an impairment loss for goodwill of $368,000 after adopting a plan to close a small branch, which is included in other noninterest expense on the consolidated statement of comprehensive income.

(8) TIME DEPOSITS

Time deposits include certificates of deposit and individual retirement accounts.

At December 31, 2016, the scheduled maturities of all time deposits are as follows (Dollars in thousands):

2017	$418,543
2018	124,568
2019	66,981
2020	37,823
2021	39,306
Thereafter	29
Total	$687,250

The following table is a summary of large time deposits for the periods presented:

	December 31,
	2016	2015
	(Dollars in thousands)
Time deposits of $100,000 or more	$328,363	$342,916

The aggregate amount of domestic certificates of deposit that meet or exceed the current FDIC insurance limit was $122.2 million and $120.0 million at December 31, 2016 and 2015, respectively.

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2016	2015
	(Dollars in thousands)
Federal funds purchased	$500	$500
Weighted average interest rate	0.38%	0.15%
End of period interest rate	0.63%	0.38%

Federal funds purchased represent borrowings of overnight funds from other financial institutions.

(10) LONG-TERM BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $674.5 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2016, the Company had the ability to draw up to $517.5 million on the FHLB line of credit based on FHLB stock holdings of $551,900 with no advances outstanding.  In addition, the Company has a revolving line of credit with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

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

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Current taxes:
Federal	$34,003	$32,348	$28,258
State	5,308	4,595	2,709
Deferred taxes	(2,048)	(1,903)	(3,683)
Total income taxes	$37,263	$35,040	$27,284

Income tax (benefit) expense applicable to securities transactions approximated $(21,000), $3.2 million and $574,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes is presented in the following table:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Tax expense at the federal statutory tax rate	$37,778	$35,424	$31,910
Increase (decrease) in tax expense from:
Tax-exempt income, net	(756)	(663)	(571)
Modified endowment life contracts	(852)	(763)	(755)
State tax expense, net of federal tax benefit	3,250	2,898	1,469
Utilization of tax credits:
New markets tax credits	(1,254)	(1,195)	(1,108)
Low-income housing tax credits, net of amortization	(1,424)	(1,274)	(1,209)
Other tax credits	(319)	(248)	(1,979)
Other, net	840	861	(473)
Total tax expense	$37,263	$35,040	$27,284

The net deferred tax asset consisted of the following and is reported in other assets:

	December 31,
	2016	2015
	(Dollars in thousands)
Provision for loan losses	$18,748	$16,110
Write-downs of other real estate owned	769	1,252
Deferred compensation	3,197	3,108
Stock-based compensation	2,441	3,201
Investments in partnership interests	4,603	3,651
Other	666	917
Gross deferred tax assets	30,424	28,239
Unrealized net gains on securities	(59)	(962)
Premium on securities of banks acquired	(453)	(563)
Intangibles	(5,365)	(5,575)
Basis difference related to tax credits	(3,435)	(2,689)
Depreciation	(6,758)	(6,449)
Leveraged lease	(1,408)	(1,671)
Other	(271)	(606)
Gross deferred tax liabilities	(17,749)	(18,515)
Net deferred tax asset	$12,675	$9,724

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination which includes the years 2014 to 2016. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,200,000 shares in May 2016. At December 31, 2016, 215,735 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2019. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2016 will become exercisable through the year 2023. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 260,000 shares in May 2016. At December 31, 2016, 40,000 shares were available for future grants. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2016 will become exercisable through the year 2020. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Year Ended December 31, 2016
Outstanding at December 31, 2015	1,018,149	$40.69
Options granted	30,000	58.08
Options exercised	(310,699)	31.28
Options canceled, forfeited, or expired	(30,000)	55.88
Outstanding at December 31, 2016	707,450	44.92	9.59Yrs	$34,049
Exercisable at December 31, 2016	325,200	37.19	6.78Yrs	$18,167
Year Ended December 31, 2015
Outstanding at December 31, 2014	1,029,657	$36.55
Options granted	133,000	59.37
Options exercised	(120,758)	26.60
Options canceled, forfeited, or expired	(23,750)	37.16
Outstanding at December 31, 2015	1,018,149	40.69	8.84Yrs	$18,251
Exercisable at December 31, 2015	499,599	32.98	5.53Yrs	$12,812

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$11.92	$11.72	$12.27
Total intrinsic value of options exercised	12,230	4,376	5,597
Cash received from options exercised	9,720	3,212	4,870
Tax benefit realized from options exercised	4,731	1,693	2,165

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Stock-based compensation expense	$1,636	$1,717	$1,676
Tax benefit	633	664	648
Stock-based compensation expense, net of tax	$1,003	$1,053	$1,028

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years. The following table shows the unearned stock-based compensation expense:

December 31, 2016
(Dollars in thousands)
Unearned stock-based compensation expense	$2,770

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.46 to 2.02%	1.83 to 2.26%	2.10 to 2.54%
Dividend yield	2.00%	2.00%	2.00%
Stock price volatility	20.41 to 21.78%	18.23 to 21.08%	18.03 to 18.98%
Expected term	10 Yrs	10 Yrs	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company amended the BancFirst Deferred Stock Compensation Plan to increase the number of shares to be issued under the plan to 111,110 shares in May 2016. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. The number of shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan was 2,790 and 622 during the years ended December 31, 2016 and 2015, respectively.

A summary of the accumulated stock units is as follows:

	December 31,
	2016	2015
Accumulated stock units	70,022	66,376
Average price	$41.74	$39.64

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

	December 31,
	2016	2015	2014
	(Dollars in thousands)
401(k) contributions	$2,074	$1,966	$1,870
ESOP contributions	2,352	1,993	1,928
Total contributions	$4,426	$3,959	$3,798

(15) STOCKHOLDERS’ EQUITY

As of December 31, 2016, 2015 and 2014 the Company’s authorized and outstanding preferred and common stock was as follows:

	No. of Shares Authorized at	No. of Shares Outstanding at December 31,
Class of Stock	December 31, 2016	2016	2015	2014	Par Value Per Share	Dividends	Voting Rights
Senior Preferred	10,000,000	—	—	—	$1.00	As declared	Voting
10% Cumulative Preferred	900,000	—	—	—	5.00	As declared	Non-voting
Common	20,000,000	15,810,935	15,597,446	15,504,513	1.00	As declared	Voting

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

(c) Common stock: At December 31, 2016, 2015 and 2014 the shares issued equaled shares outstanding.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases may be determined by management within the limitations of the SRP. During the third quarter of 2016 the SRP was amended to increase the remaining shares to be repurchased to 150,000.

The following table is a summary of the shares under the program:

	Year Ended December 31,
	2016	2015	2014
Number of shares repurchased	100,000	28,447	—
Average price of shares repurchased	$55.23	$58.19	$—
Shares remaining to be repurchased	150,000	166,276	194,723

The Company’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2017, approximately $83.3 million of the equity of BancFirst was available for dividend payments to the Company.

During any deferral period or any event of default on the Junior Subordinated Debentures, the Company may not declare or pay any dividends on any of its capital stock.

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of December 31, 2016, the Company and BancFirst met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2016:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$728,635	15.33%	$380,351	8.00%	$410,066	8.625%	N/A	N/A
BancFirst	655,620	13.80%	379,948	8.00%	409,631	8.625%	$474,934	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$648,942	13.65%	$213,947	4.50%	$243,662	5.125%	N/A	N/A
BancFirst	586,927	12.36%	213,720	4.50%	243,404	5.125%	$308,707	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$679,942	14.30%	$285,263	6.00%	$314,978	6.625%	N/A	N/A
BancFirst	606,927	12.78%	284,961	6.00%	314,644	6.625%	$379,948	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$679,942	9.94%	$273,510	4.00%	N/A	N/A	N/A	N/A
BancFirst	606,927	8.89%	273,152	4.00%	N/A	N/A	$341,440	5.00%
As of December 31, 2015:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$669,213	14.47%	$370,094	8.00%	N/A	8.625%	N/A	N/A
BancFirst	607,604	13.15%	369,607	8.00%	N/A	8.625%	$462,009	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$596,547	12.90%	$208,178	4.50%	N/A	5.125%	N/A	N/A
BancFirst	545,938	11.82%	207,904	4.50%	N/A	5.125%	$300,306	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$627,547	13.57%	$277,570	6.00%	N/A	6.625%	N/A	N/A
BancFirst	565,938	12.25%	277,205	6.00%	N/A	6.625%	$369,607	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$627,547	9.49%	$264,333	4.00%	N/A	N/A	N/A	N/A
BancFirst	565,938	8.59%	263,606	4.00%	N/A	N/A	$329,507	5.00%

As of December 31, 2016, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework for prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Management believes that, as of December 31, 2016, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(16)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Year Ended December 31, 2016
Basic
Income available to common stockholders	$70,674	15,615,170	$4.53
Effect of stock options	—	296,092
Diluted
Income available to common stockholders plus assumed exercises of stock options	$70,674	15,911,262	$4.44
Year Ended December 31, 2015
Basic
Income available to common stockholders	$66,170	15,559,059	$4.25
Effect of stock options	—	327,186
Diluted
Income available to common stockholders plus assumed exercises of stock options	$66,170	15,886,245	$4.17
Year Ended December 31, 2014
Basic
Income available to common stockholders	$63,887	15,430,773	$4.14
Effect of stock options	—	363,630
Diluted
Income available to common stockholders plus assumed exercises of stock options	$63,887	15,794,403	$4.04

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2016	147,219	$60.49
December 31, 2015	177,718	58.47
December 31, 2014	69,405	55.87

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Cash	$57,537	$45,437
Securities	97	103
Investments in subsidiaries	681,861	639,119
Goodwill	450	450
Dividends receivable	6,998	6,773
Other assets	2,610	1,688
Total assets	$749,553	$693,570
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$6,500	$6,101
Junior subordinated debentures	31,959	31,959
Stockholders’ equity	711,094	655,510
Total liabilities and stockholders’ equity	$749,553	$693,570

STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$28,175	$26,043	$24,851
Interest on interest-bearing deposits	160	66	62
Other	3	2	14
Total operating income	28,338	26,111	24,927
OPERATING EXPENSE
Interest	2,096	1,998	1,965
Other	583	628	667
Total operating expense	2,679	2,626	2,632
Income before taxes and equity in undistributed earnings of subsidiaries	25,659	23,485	22,295
Allocated income tax benefit/(expense)	1,244	(796)	472
Income before equity in undistributed earnings of subsidiaries	26,903	22,689	22,767
Equity in undistributed earnings of subsidiaries	44,172	44,653	42,196
Amortization of stock-based compensation arrangements of subsidiaries	(401)	(1,172)	(1,076)
Net income	$70,674	$66,170	$63,887

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70,674	$66,170	$63,887
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(44,172)	(44,653)	(42,196)
Amortization of stock-based compensation arrangements	401	1,172	1,076
Other, net	136	(343)	(656)
Net cash provided by operating activities	27,039	22,346	22,111
INVESTING ACTIVITIES
Net cash provided by acquisitions	—	5,066	—
Sales and maturities of held for investment and available for sale securities	—	—	8
Net cash provided by investing activities	—	5,066	8
FINANCING ACTIVITIES
Issuance of common stock	13,354	4,428	6,532
Common stock acquired	(5,523)	(1,654)	—
Cash dividends paid	(22,770)	(21,449)	(19,543)
Net cash used for financing activities	(14,939)	(18,675)	(13,011)
Net increase in cash	12,100	8,737	9,108
Cash and due from banks at the beginning of the period	45,437	36,700	27,592
Cash and due from banks at the end of the period	$57,537	$45,437	$36,700
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$2,096	$1,998	$1,965
Cash received during the period for income taxes, net	$5,031	$1,131	$1,822

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

	December 31,
	2016	2015
	(Dollars in thousands)
Loan commitments	$981,777	$960,490
Stand-by letters of credit	56,551	61,889

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

The Company leases two parcels of land on which it owns buildings, twenty ATM locations, two storage facilities, four parking lots and office space in thirteen buildings. These leases expire at various dates through 2064.

The future minimum rental payments under these leases at December 31, 2016, were as follows (Dollars in thousands):

2017	$419
2018	421
2019	355
2020	205
2021	172
Later years	700
Total	$2,272

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2016	$1,524
2015	1,360
2014	1,255

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

•

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category includes certain impaired loans, repossessed assets, other real estate owned, goodwill and other intangible assets.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
December 31, 2016
Securities available for sale:
U.S. Treasury	$268,543	$—	$—	$268,543
U.S. federal agencies	—	129,642	—	129,642
Mortgage-backed securities	—	4,856	14,816	19,672
States and political subdivisions	—	41,042	—	41,042
Other securities	—	—	6,569	6,569
Derivative assets	—	1,569	—	1,569
Derivative liabilities	—	1,306	—	1,306
Loans held for sale	—	9,318	—	9,318

December 31, 2015
Securities available for sale:
U.S. Treasury	$329,696	$—	$—	$329,696
U.S. federal agencies	—	131,896	—	131,896
Mortgage-backed securities	—	7,039	14,816	21,855
States and political subdivisions	—	50,920	—	50,920
Other securities	—	3,485	6,308	9,793
Derivative assets	—	1,946	—	1,946
Derivative liabilities	—	989	—	989
Loans held for sale	—	13,725	—	13,725

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the years ended December 31, 2016 and 2015 were as follows:

	Twelve Months Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance at the beginning of the year	$21,124	$28,459
Purchases	1,096	609
Settlements	(191)	(2,327)
Sales	(429)	(8,817)
(Losses) gains included in earnings	(111)	7,141
Total unrealized losses	(104)	(3,941)
Balance at the end of the period	$21,385	$21,124

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the years ended December 31, 2016 and 2015, the Company did not transfer any securities between levels in the fair value hierarchy.

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

Repossessed assets, upon initial recognition, are measured and adjusted to fair value through a charge-off to the allowance for possible loan losses based upon the fair value of the repossessed asset.

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

The following table summarizes assets measured at fair value on a nonrecurring basis. The fair value represents end of period values, which approximate fair value measurements that occurred on various measurement dates throughout the period. The related losses represent the amounts recognized during the period regardless of whether the asset is still held at period end:

	Total Fair Value Level 3	Losses
	(Dollars in thousands)
As of and for the Year-to-date Period Ended December 31, 2016
Impaired loans (less specific allowance)	$29,912	$—
Repossessed assets	340	3
Other real estate owned	1,480	231

As of and for the Year-to-date Period Ended December 31, 2015
Impaired loans (less specific allowance)	$44,399	$—
Repossessed assets	230	—
Other real estate owned	3,607	128

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	December 31,
	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,851,161	$1,851,161	$1,598,177	$1,598,177
Securities held for investment	3,722	3,760	8,289	8,350
Level 3 inputs:
Securities held for investment	643	643	500	500
Loans, net of allowance for loan losses	4,351,539	4,367,363	4,190,382	4,222,153
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	6,248,057	6,313,622	5,973,358	6,028,012
Short-term borrowings	500	500	500	500
Junior subordinated debentures	31,959	34,339	31,959	33,793
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,718		1,681
Letters of credit		424		464

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued semi-annually) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment, of which there were none as of December 31, 2016 or 2015. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at December 31, 2016 or 2015.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		December 31,
		2016		2015
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	83	$576	86	$604
Derivative liabilities	Barrels	(83)	(496)	(86)	(378)

Natural Gas
Derivative assets	MMBTUs	1,900	993	3,920	1,342
Derivative liabilities	MMBTUs	(1,900)	(810)	(3,920)	(611)

Total Fair Value	Included in
Derivative assets	Other assets		1,569		1,946
Derivative liabilities	Other liabilities		(1,306)		(989)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Derivative income	$32	$341	$500

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	December 31,
	2016	2015
	(Dollars in thousands)
Credit exposure	$—	$37

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2016
Net interest income (expense)	$63,519	$135,508	$6,132	$(1,331)	$—	$203,828
Provision for loan losses	2,229	7,509	1,653	128	—	11,519
Noninterest income	16,372	57,745	29,711	75,415	(72,211)	107,032
Depreciation and amortization	2,341	8,281	510	1,251	—	12,383
Other expenses	34,130	96,627	22,216	26,375	(327)	179,021
Income before taxes	$41,191	$80,836	$11,464	$46,330	$(71,884)	$107,937
Total assets	$2,493,096	$4,412,174	$83,594	$803,810	$(773,722)	$7,018,952
Capital expenditures	$1,525	$7,738	$125	$1,447	$—	$10,835
December 31, 2015
Net interest income (expense)	$61,500	$122,404	$6,798	$(1,910)	$—	$188,792
Provision for loan losses	2,684	3,806	1,176	9	—	7,675
Noninterest income	16,552	52,598	33,629	72,806	(69,777)	105,808
Depreciation and amortization	2,273	7,894	514	1,220	—	11,901
Other expenses	32,942	91,655	22,308	27,221	(312)	173,814
Income before taxes	$40,153	$71,647	$16,429	$42,446	$(69,465)	$101,210
Total assets	$2,277,870	$4,379,205	$128,697	$624,428	$(717,371)	$6,692,829
Capital expenditures	$3,743	$4,634	$121	$2,765	$—	$11,263
December 31, 2014
Net interest income (expense)	$59,923	$116,935	$6,155	$(1,662)	$—	$181,351
Provision for loan losses	3,077	(488)	481	2	—	3,072
Noninterest income	13,752	51,415	28,079	69,442	(66,275)	96,413
Depreciation and amortization	2,216	7,277	522	1,334	—	11,349
Other expenses	32,300	89,888	22,304	27,998	(318)	172,172
Income before taxes	$36,082	$71,673	$10,927	$38,446	$(65,957)	$91,171
Total assets	$2,298,828	$4,113,783	$145,814	$679,194	$(662,647)	$6,574,972
Capital expenditures	$1,948	$7,972	$121	$1,449	$—	$11,490

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

(23) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 is as follows:

	Quarter
	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
2016
Net interest income	$51,553	$51,431	$50,868	$49,976
Provision for loan losses	1,672	2,940	2,804	4,103
Securities transactions	52	(146)	(65)	100
Noninterest income	27,431	27,927	26,057	25,617
Noninterest expense	48,189	49,204	47,720	46,291
Net income	18,620	17,982	17,493	16,579
Net income per common share:
Basic	1.19	1.15	1.12	1.07
Diluted	1.16	1.13	1.10	1.05
2015
Net interest income	$50,075	$46,876	$46,215	$45,626
Provision for loan losses	3,646	1,424	1,271	1,334
Securities transactions	2,148	—	5,392	1,729
Noninterest income	26,473	25,324	28,715	25,296
Noninterest expense	49,011	46,352	45,429	44,923
Net income	15,728	15,630	18,553	16,259
Net income per common share:
Basic	1.00	1.01	1.19	1.05
Diluted	0.99	0.98	1.17	1.03

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2016.

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

No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter of 2016 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2016.

BKD LLP, independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

March 7, 2017

/s/ DAVID E. RAINBOLT
David E. Rainbolt
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

BancFirst Corporation

Oklahoma City, Oklahoma

We have audited BancFirst Corporation’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company and our report dated March 7, 2017, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Oklahoma City, Oklahoma

March 7, 2017

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K will be contained in the 2017 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2017 Proxy Statement under the caption “16(a) Beneficial Ownership Reporting Compliance” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2017 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2017 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.

The information required by Item 403 of Regulation S-K will be contained in the 2017 Proxy Statement under the caption “Security Ownership” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K will be contained in the 2017 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2017 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	For the financial statements of BancFirst Corporation, reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flow for the three years ended December 31, 2016, 2015 and 2014

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

10.5

Adoption Agreement for the BancFirst Corporation Thrift Plan adopted April 21, 2016 effective January 1, 2016 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016 and incorporated herein by reference).

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

March 7, 2017	BANCFIRST CORPORATION
/s/ David E. Rainbolt
David E. Rainbolt
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2017.

/s/ H. E. Rainbolt	/s/ David E. Rainbolt
H. E. Rainbolt	David E. Rainbolt
Chairman of the Board	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Dennis L. Brand
Dennis L. Brand	C. L. Craig, Jr.
Chief Executive Officer, BancFirst and Director	Director
/s/ William H. Crawford	/s/ James R. Daniel
William H. Crawford	James R. Daniel
Director	Vice Chairman of the Board
/s/ F. Ford Drummond
F. Ford Drummond	William O. Johnstone
Director	Vice Chairman of the Board

Frank Keating	Dave R. Lopez
Director	Director
/s/ Tom H. McCasland, III
J. Ralph McCalmont	Tom H. McCasland, III
Director	Director

Ronald J. Norick	Paul B. Odom, Jr.
Director	Director
/s/ Natalie Shirley
Michael S. Samis	Natalie Shirley
Director	Director
/s/ Michael K. Wallace	/s/ Gregory Wedel
Michael K. Wallace	Gregory Wedel
Director	Director
/s/ G. Rainey Williams, Jr.
G. Rainey Williams, Jr.
Director
/s/ Kevin Lawrence	/s/ Randy Foraker
Kevin Lawrence	Randy Foraker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Risk Officer (Principal Accounting Officer)

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The period presented is from January 1, 2012 through December 31, 2016. The graph assumes an investment on January 1, 2012 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each quarter during the period represent the cumulative market values of the respective investment.

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

10.5

Adoption Agreement for the BancFirst Corporation Thrift Plan adopted April 21, 2016 effective January 1, 2016 (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016 and incorporated herein by reference).

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