Form 10-Q
period 2017-03-31
BANCFIRST CORP /OK/
filed 2017-05-05
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017 there were 15,906,276 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2017	2016
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$180,051	$183,921
Interest-bearing deposits with banks	1,857,961	1,666,540
Federal funds sold	200	700
Securities (fair value: $463,285 and $469,871, respectively)	463,250	469,833
Loans held for sale	7,754	9,318
Loans (net of unearned interest)	4,390,775	4,400,232
Allowance for loan losses	(47,921)	(48,693)
Loans, net of allowance for loan losses	4,342,854	4,351,539
Premises and equipment, net	127,124	126,771
Other real estate owned	4,018	3,526
Intangible assets, net	12,768	13,330
Goodwill	54,042	54,042
Accrued interest receivable and other assets	139,615	139,432
Total assets	$7,189,637	$7,018,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,652,691	$2,526,842
Interest-bearing	3,741,936	3,721,215
Total deposits	6,394,627	6,248,057
Short-term borrowings	800	500
Accrued interest payable and other liabilities	32,378	27,342
Junior subordinated debentures	31,959	31,959
Total liabilities	6,459,764	6,307,858

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 20,000,000 shares authorized; shares issued and outstanding: 15,891,276 and 15,810,935, respectively	15,891	15,811
Capital surplus	120,435	117,541
Retained earnings	593,631	577,648
Accumulated other comprehensive (loss) income, net of income tax of $54 and $(59), respectively	(84)	94
Total stockholders' equity	729,873	711,094
Total liabilities and stockholders' equity	$7,189,637	$7,018,952

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
INTEREST INCOME
Loans, including fees	$53,635	$50,195
Securities:
Taxable	1,761	1,327
Tax-exempt	187	255
Interest-bearing deposits with banks	3,440	1,802
Total interest income	59,023	53,579
INTEREST EXPENSE
Deposits	3,725	3,080
Short-term borrowings	3	1
Junior subordinated debentures	527	522
Total interest expense	4,255	3,603
Net interest income	54,768	49,976
Provision for loan losses	72	4,103
Net interest income after provision for loan losses	54,696	45,873
NONINTEREST INCOME
Trust revenue	2,952	2,465
Service charges on deposits	15,778	14,710
Securities transactions (includes accumulated other comprehensive income reclassifications of $0 and $100, respectively)	—	100
Income from sales of loans	632	562
Insurance commissions	4,563	4,135
Cash management	2,754	2,318
(Loss) gain on sale of other assets	(24)	4
Other	1,430	1,323
Total noninterest income	28,085	25,617
NONINTEREST EXPENSE
Salaries and employee benefits	30,654	29,357
Occupancy, net	2,974	2,827
Depreciation	2,420	2,530
Amortization of intangible assets	547	581
Data processing services	1,195	1,215
Net expense (income) from other real estate owned	50	(1,141)
Marketing and business promotion	2,215	1,855
Deposit insurance	588	839
Other	8,945	8,228
Total noninterest expense	49,588	46,291
Income before taxes	33,193	25,199
Income tax expense	11,143	8,620
Net income	$22,050	$16,579
NET INCOME PER COMMON SHARE
Basic	$1.39	$1.07
Diluted	$1.36	$1.05
OTHER COMPREHENSIVE INCOME
Unrealized (losses)/gains on securities, net of tax of $113 and $(374), respectively	(178)	591
Reclassification adjustment for gains included in net income, net of tax of $0 and $39, respectively	—	(61)
Other comprehensive (losses)/gains, net of tax of $113 and $(335), respectively	(178)	530
Comprehensive income	$21,872	$17,109

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
COMMON STOCK
Issued at beginning of period	$15,811	$15,597
Shares issued	80	31
Shares acquired and canceled	—	(100)
Issued at end of period	$15,891	$15,528
CAPITAL SURPLUS
Balance at beginning of period	$117,541	$102,865
Common stock issued	2,672	871
Tax effect of stock options	—	(209)
Stock-based compensation arrangements	222	451
Balance at end of period	$120,435	$103,978
RETAINED EARNINGS
Balance at beginning of period	$577,648	$535,521
Net income	22,050	16,579
Dividends on common stock ($0.38 and $0.36 per share, respectively)	(6,067)	(5,579)
Common stock acquired and canceled	—	(5,423)
Balance at end of period	$593,631	$541,098
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on securities:
Balance at beginning of period	$94	$1,527
Net change	(178)	530
Balance at end of period	$(84)	$2,057
Total stockholders’ equity	$729,873	$662,661

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,050	$16,579
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	72	4,103
Depreciation and amortization	2,967	3,111
Net amortization of securities premiums and discounts	(47)	148
Realized securities gains	—	(100)
Gain on sales of loans	(632)	(562)
Cash receipts from the sale of loans originated for sale	43,005	40,271
Cash disbursements for loans originated for sale	(40,826)	(33,610)
Deferred income tax benefit	(485)	(829)
Loss/(gain) on other assets	35	(1,222)
Decrease/(increase) in interest receivable	598	(176)
Increase in interest payable	22	13
Amortization of stock-based compensation arrangements	222	451
Excess tax benefit from stock-based compensation arrangements	(376)	—
Other, net	5,310	300
Net cash provided by operating activities	$31,915	$28,477
INVESTING ACTIVITIES
Net decrease in federal funds sold	500	—
Purchases of available for sale securities	(20,511)	—
Proceeds from maturities, calls and paydowns of held for investment securities	361	410
Proceeds from maturities, calls and paydowns of available for sale securities	26,489	55,071
Proceeds from sales of available for sale securities	—	299
Net change in loans	7,366	(45,010)
Purchases of premises, equipment and computer software	(3,369)	(2,939)
Proceeds from the sale of other real estate owned and other assets	1,186	5,971
Net cash provided by investing activities	12,022	13,802
FINANCING ACTIVITIES
Net change in deposits	146,570	37,514
Net increase in short-term borrowings	300	800
Issuance of common stock, net	2,752	693
Common stock acquired	—	(5,523)
Cash dividends paid	(6,008)	(5,615)
Net cash provided by financing activities	143,614	27,869
Net increase in cash, due from banks and interest-bearing deposits	187,551	70,148
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,850,461	1,598,177
Cash, due from banks and interest-bearing deposits at the end of the period	$2,038,012	$1,668,325
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,235	$3,591
Cash paid during the period for income taxes	$1,100	$1,050
Noncash investing and financing activities:
Unpaid common stock dividends declared	$6,028	$5,579

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United State of America (U.S. GAAP) and general practice within the banking industry. A summary of significant accounting policies can be found in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

The unaudited interim consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2016, the date of the most recent annual report.

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

Recent Accounting Pronouncements

Standards Adopted During Current Period:

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. The Company opted for early adoption of ASU 2017-08, as was permitted, on January 1, 2017. ASU 2017-08 did not have a significant impact on the Company’s financial statements and no prior periods were adjusted.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control.” ASU 2016-17 updates ASU No. 2015-02 to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. ASU 2016-17 was adopted on January 1, 2017 and did not have a significant impact on the Company’s financial statements and no prior periods were adjusted.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also allows entities to make an entity-wide accounting policy election to account for forfeitures when they occur, which the Company has elected to do. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 was adopted on January 1, 2017 and did not have a significant impact on the Company’s financial statements. In addition, ASU 2016-09 was applied prospectively and no prior periods were adjusted. The excess tax benefit for share-based payment awards that vested or were exercised during the three months ended March 31, 2017 was approximately $376,000.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40).”  ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about the Company’s ability to continue as a going concern and related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued.  ASU 2014-15 was adopted on January 1, 2017. Adoption of ASU 2014-15 did not have a significant effect on the Company’s financial statements.

Standards Not Yet Adopted:

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 removes the second step of goodwill testing. ASU 2017-04 will be effective on January 1, 2020 and is not expected to have a significant impact on the Company’s financial statements.

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

In January of 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customer (Topic 606).” ASU 2014-09 implements a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in a manner that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of the Company’s revenue stream. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606).” ASU 2015-14 is an amendment to defer the effective date of ASU N. 2014-09. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Adoption of ASU 2014-09 may require the Company to amend how it recognizes certain recurring revenue streams related to trust fees, which are recorded in non-interest expense; however, the Company does not expect the adoption of ASU 2014-09 to have a significant impact on the Company’s financial statements.

(2)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Held for investment, at cost (fair value: $4,038 and $4,403, respectively)	$4,003	$4,365
Available for sale, at fair value	459,247	465,468
Total	$463,250	$469,833

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017	(Dollars in thousands)
Mortgage backed securities (1)	$233	$15	$—	$248
States and political subdivisions	3,270	22	(2)	3,290
Other securities	500	—	—	500
Total	$4,003	$37	$(2)	$4,038
December 31, 2016
Mortgage backed securities (1)	$252	$17	$—	$269
States and political subdivisions	3,613	25	(4)	3,634
Other securities	500	—	—	500
Total	$4,365	$42	$(4)	$4,403

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017	(Dollars in thousands)
U.S. treasuries	$289,248	$723	$(538)	$289,433
U.S. federal agencies	105,166	307	(415)	105,058
Mortgage backed securities (1)	19,369	271	(567)	19,073
States and political subdivisions	38,856	853	(71)	39,638
Other securities (2)	6,746	125	(826)	6,045
Total	$459,385	$2,279	$(2,417)	$459,247
December 31, 2016
U.S. treasuries	$268,763	$700	$(920)	$268,543
U.S. federal agencies	129,674	373	(405)	129,642
Mortgage backed securities (1)	19,949	290	(567)	19,672
States and political subdivisions	40,335	836	(129)	41,042
Other securities (2)	6,594	125	(150)	6,569
Total	$465,315	$2,324	$(2,171)	$465,468

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	March 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,563	$1,573	$1,561	$1,568
After one year but within five years	1,751	1,762	1,937	1,951
After five years but within ten years	673	687	707	723
After ten years	16	16	160	161
Total	$4,003	$4,038	$4,365	$4,403
Available for Sale
Contractual maturity of debt securities:
Within one year	$75,206	$75,378	$66,542	$66,662
After one year but within five years	308,182	308,229	320,150	319,839
After five years but within ten years	6,318	6,666	5,830	6,152
After ten years	62,933	62,929	66,199	66,246
Total debt securities	452,639	453,202	458,721	458,899
Equity securities	6,746	6,045	6,594	6,569
Total	$459,385	$459,247	$465,315	$465,468

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Book value of pledged securities	$432,232	$439,692

(3)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$834,561	19.01%	$828,260	18.82%
Oil & gas production and equipment	84,976	1.93	84,228	1.91
Agriculture	139,542	3.18	144,751	3.29
State and political subdivisions:
Taxable	32,597	0.74	33,793	0.77
Tax-exempt	48,313	1.10	47,283	1.07
Real estate:
Construction	417,148	9.50	420,884	9.57
Farmland	201,450	4.59	197,872	4.50
One to four family residences	843,731	19.22	846,360	19.24
Multifamily residential properties	48,302	1.10	57,806	1.31
Commercial	1,433,707	32.65	1,426,643	32.42
Consumer	272,637	6.21	279,704	6.36
Other (not classified above)	33,811	0.77	32,648	0.74
Total loans	$4,390,775	100.00%	$4,400,232	100.00%

The Company’s commercial and industrial loan category includes a small percentage of loans to companies that provide ancillary services to the oil and gas industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these loans was approximately $58 million at March 31, 2017 and approximately $56 million at December 31, 2016.

The Company’s loans are mostly to customers within Oklahoma and over 65% of the loans are secured by real estate.  Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

Accounting policies related to appraisals, nonaccruals and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Past due 90 days or more and still accruing	$2,024	$1,962
Nonaccrual	23,694	31,798
Restructured	2,203	1,713
Total nonperforming and restructured loans	27,921	35,473
Other real estate owned and repossessed assets	4,404	3,866
Total nonperforming and restructured assets	$32,325	$39,339

Nonaccrual loans, accruing loans past due 90 days or more, and restructured loans are shown in the table above. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $499,000 for the three months ended March 31, 2017 and approximately $513,000 for the three months ended March 31, 2016.

The Company charges interest on principal balances outstanding on restructured loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be restructured were not considered to be material.

Loans are segregated into classes based upon the nature of the collateral and the borrower. These classes are used to estimate the credit risk component in the allowance for loan losses.

The following table is a summary of amounts included in nonaccrual loans, segregated by class of loans. Residential real estate refers to one-to-four family real estate.

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$599	$713
Non-residential real estate other	2,087	5,688
Residential real estate permanent mortgage	1,397	1,116
Residential real estate all other	4,726	5,089
Commercial and financial:
Non-consumer non-real estate	3,643	4,464
Consumer non-real estate	286	265
Other loans	5,033	8,370
Acquired loans	5,923	6,093
Total	$23,694	$31,798

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of March 31, 2017
Real estate:
Non-residential real estate owner occupied	$1,183	$526	$1,034	$2,743	$573,970	$576,713	$983
Non-residential real estate other	1,985	29	250	2,264	1,125,063	1,127,327	—
Residential real estate permanent mortgage	1,900	756	1,085	3,741	319,986	323,727	232
Residential real estate all other	5,036	337	982	6,355	732,679	739,034	252
Commercial and financial:
Non-consumer non-real estate	3,837	1,722	272	5,831	1,053,489	1,059,320	108
Consumer non-real estate	1,954	595	502	3,051	273,007	276,058	384
Other loans	5,143	826	4,760	10,729	131,804	142,533	51
Acquired loans	1,104	20	2,537	3,661	142,402	146,063	14
Total	$22,142	$4,811	$11,422	$38,375	$4,352,400	$4,390,775	$2,024
As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$2,255	$96	$150	$2,501	$569,130	$571,631	$—
Non-residential real estate other	611	16	418	1,045	1,122,351	1,123,396	—
Residential real estate permanent mortgage	2,742	649	1,273	4,664	320,749	325,413	513
Residential real estate all other	2,559	531	1,416	4,506	743,723	748,229	369
Commercial and financial:
Non-consumer non-real estate	1,269	1,628	741	3,638	1,047,547	1,051,185	608
Consumer non-real estate	2,046	760	419	3,225	280,652	283,877	274
Other loans	5,345	958	7,775	14,078	127,404	141,482	45
Acquired loans	825	310	408	1,543	153,476	155,019	153
Total	$17,652	$4,948	$12,600	$35,200	$4,365,032	$4,400,232	$1,962

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

The following table presents impaired loans, segregated by class of loans. During the period ended March 31, 2017, $2.3 million of interest income was recognized on impaired loans subsequent to their classification as impaired. During previous periods no material amount of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of March 31, 2017
Real estate:
Non-residential real estate owner occupied	$1,766	$1,672	$73	$1,026
Non-residential real estate other	2,175	2,087	448	4,809
Residential real estate permanent mortgage	1,884	1,682	129	1,808
Residential real estate all other	5,364	5,123	1,513	5,388
Commercial and financial:
Non-consumer non-real estate	11,474	5,461	1,486	5,882
Consumer non-real estate	814	777	141	776
Other loans	6,606	5,084	673	5,276
Acquired loans	8,196	6,186	—	6,472
Total	$38,279	$28,072	$4,463	$31,437

As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$894	$806	$101	$825
Non-residential real estate other	7,742	5,688	574	5,854
Residential real estate permanent mortgage	1,878	1,683	124	1,612
Residential real estate all other	5,871	5,614	1,538	5,445
Commercial and financial:
Non-consumer non-real estate	12,015	6,272	1,457	6,478
Consumer non-real estate	686	650	133	788
Other loans	9,799	8,415	1,870	8,062
Acquired loans	8,780	6,581	—	6,041
Total	$47,665	$35,709	$5,797	$35,105

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

The general characteristics of the risk grades are disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of March 31, 2017
Real estate:
Non-residential real estate owner occupied	$469,833	$91,517	$14,764	$599	$—	$576,713
Non-residential real estate other	931,160	179,042	15,038	2,087	—	1,127,327
Residential real estate permanent mortgage	281,991	33,986	6,121	1,629	—	323,727
Residential real estate all other	601,273	121,042	11,756	4,963	—	739,034
Commercial and financial:
Non-consumer non-real estate	830,209	203,922	21,216	3,973	—	1,059,320
Consumer non-real estate	255,874	17,116	2,367	701	—	276,058
Other loans	135,396	5,678	1,365	94	—	142,533
Acquired loans	87,373	39,256	13,310	6,124	—	146,063
Total	$3,593,109	$691,559	$85,937	$20,170	$—	$4,390,775

As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$464,504	$89,978	$16,220	$929	$—	$571,631
Non-residential real estate other	933,743	169,561	14,404	5,688	—	1,123,396
Residential real estate permanent mortgage	284,893	32,889	5,987	1,644	—	325,413
Residential real estate all other	614,338	119,018	9,382	5,491	—	748,229
Commercial and financial:
Non-consumer non-real estate	856,318	170,865	19,101	4,901	—	1,051,185
Consumer non-real estate	263,442	17,154	2,640	641	—	283,877
Other loans	132,254	5,376	1,514	2,338	—	141,482
Acquired loans	92,946	42,668	12,888	6,517	—	155,019
Total	$3,642,438	$647,509	$82,136	$28,149	$—	$4,400,232

Allowance for Loan Losses Methodology

The allowance for loan losses (“ALL”) methodology is disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following table details activity in the ALL by class of loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2017
Real estate:
Non-residential real estate owner occupied	$5,602	$(32)	$1	$(31)	$(9)	$5,562
Non-residential real estate other	10,793	(1)	1	—	(5)	10,788
Residential real estate permanent mortgage	3,129	(120)	1	(119)	120	3,130
Residential real estate all other	8,622	(57)	11	(46)	83	8,659
Commercial and financial:
Non-consumer non-real estate	12,421	(206)	918	712	(323)	12,810
Consumer non-real estate	2,804	(234)	51	(183)	104	2,725
Other loans	4,045	(1,218)	4	(1,214)	127	2,958
Acquired loans	1,277	(13)	50	37	(25)	1,289
Total	$48,693	$(1,881)	$1,037	$(844)	$72	$47,921

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2016
Real estate:
Non-residential real estate owner occupied	$4,661	$(1)	$—	$(1)	$172	$4,832
Non-residential real estate other	9,921	(1)	1	—	290	10,211
Residential real estate permanent mortgage	3,148	(50)	17	(33)	49	3,164
Residential real estate all other	6,725	(67)	4	(63)	1,327	7,989
Commercial and financial:
Non-consumer non-real estate	11,754	(803)	11	(792)	1,851	12,813
Consumer non-real estate	2,642	(221)	38	(183)	94	2,553
Other loans	2,648	(133)	6	(127)	269	2,790
Acquired loans	167	(4)	5	1	51	219
Total	$41,666	$(1,280)	$82	$(1,198)	$4,103	$44,571

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	March 31, 2017		December 31, 2016

	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied.	$614	$4,948	$716	$4,886
Non-residential real estate other	1,011	9,777	1,119	9,674
Residential real estate permanent mortgage	433	2,697	422	2,707
Residential real estate all other	2,275	6,384	2,160	6,462
Commercial and financial:
Non-consumer non-real estate	3,517	9,293	3,317	9,104
Consumer non-real estate	459	2,266	478	2,326
Other loans	658	2,300	1,812	2,233
Acquired loans	10	1,279	495	782
Total	$8,977	$38,944	$10,519	$38,174

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	March 31, 2017			December 31, 2016
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$15,363	$561,350	$—	$17,149	$554,482	$—
Non-residential real estate other	17,125	1,110,202	—	20,092	1,103,304	—
Residential real estate permanent mortgage	7,750	315,977	—	7,631	317,782	—
Residential real estate all other	16,719	722,315	—	14,873	733,356	—
Commercial and financial:
Non-consumer non-real estate	25,189	1,034,131	—	24,002	1,027,183	—
Consumer non-real estate	3,068	272,990	—	3,203	280,674	—
Other loans	2,338	140,195	—	2,254	139,228	—
Acquired loans	13,651	126,630	5,782	13,459	135,616	5,944
Total	$101,203	$4,283,790	$5,782	$102,663	$4,291,625	$5,944

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Other real estate owned	$901	$344
Repossessed assets	363	404
Total	$1,264	$748

During the quarter ended March 31, 2016, the Company had gains on the sale of other real estate owned totaling $1.2 million that is included in net expense from other real estate owned on the consolidated statements of comprehensive income.

(4)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of March 31, 2017
Core deposit intangibles	$17,447	$(7,071)	$10,376
Customer relationship intangibles	5,699	(3,506)	2,193
Mortgage servicing intangibles	465	(266)	199
Total	$23,611	$(10,843)	$12,768
As of December 31, 2016
Core deposit intangibles	$17,447	$(6,611)	$10,836
Customer relationship intangibles	5,699	(3,419)	2,280
Mortgage servicing intangibles	473	(259)	214
Total	$23,619	$(10,289)	$13,330

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
(Dollars in thousands)
Three month ended March 31, 2017
Balance at beginning and end of period	$8,078	$40,050	$5,464	$450	$54,042

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(5)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,200,000 shares in May 2016. At March 31, 2017, 215,735 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2019. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2017 will become exercisable through the year 2023. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 260,000 shares in May 2016. At March 31, 2017, 40,000 shares were available for future grants. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2017 will become exercisable through the year 2020. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Three Months Ended March 31, 2017
Outstanding at December 31, 2016	707,450	$44.92
Options exercised	(76,450)	34.14
Outstanding at March 31, 2017	631,000	46.23	9.75 Yrs	$27,558
Exercisable at March 31, 2017	265,625	38.46	6.88 Yrs	$13,663

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands except per share data)
Weighted average grant-date fair value per share of options granted	$—	$11.47
Total intrinsic value of options exercised	4,613	779
Cash received from options exercised	2,610	875
Tax benefit realized from options exercised	1,784	301

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Stock-based compensation expense	$222	$451
Tax benefit	71	174
Stock-based compensation expense, net of tax	$151	$277

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

March 31, 2017
(Dollars in thousands)
Unearned stock-based compensation expense	$2,538

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	—	1.91 to 2.02%
Dividend yield	—	2.00%
Stock price volatility	—	20.41 to 20.64%
Expected term	—	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company amended the BancFirst Deferred Stock Compensation Plan to increase the number of shares to be issued under the plan to 91,110 shares in May 2014. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 3,891 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the three months ended March 31, 2017.

A summary of the accumulated stock units is as follows:

	March 31,	December 31,
	2017	2016
Accumulated stock units	67,230	70,022
Average price	$42.87	$41.74

(6)	STOCKHOLDERS’ EQUITY

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

The following table is a summary of the shares under the program:

	Three Months Ended March 31,
	2017	2016
Number of shares repurchased	—	100,000
Average price of shares repurchased	$—	$55.23
Shares remaining to be repurchased	150,000	66,276

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of March 31, 2017, the Company and BancFirst met all capital adequacy requirements to which they are subject.  The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2017:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$743,955	15.72%	$378,690	8.00%	$437,861	9.250%	N/A	N/A
BancFirst	668,329	14.14%	378,252	8.00%	437,354	9.250%	$472,815	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$665,034	14.05%	$213,013	4.50%	$272,184	5.750%	N/A	N/A
BancFirst	600,408	12.70%	212,767	4.50%	271,869	5.750%	$307,330	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$696,034	14.70%	$284,018	6.00%	$343,188	7.250%	N/A	N/A
BancFirst	620,408	13.12%	283,689	6.00%	342,791	7.250%	$378,252	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$696,034	9.95%	$279,674	4.00%	N/A	N/A	N/A	N/A
BancFirst	620,408	8.88%	279,412	4.00%	N/A	N/A	$349,266	5.00%

As of March 31, 2017, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework from prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Management believes that, as of March 31, 2017, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(7)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share based on weighted-average shares outstanding are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2017
Basic
Income available to common stockholders	$22,050	15,864,807	$1.39
Dilutive effect of stock options	—	373,191
Diluted
Income available to common stockholders plus assumed exercises of stock options	$22,050	16,237,998	$1.36
Three Months Ended March 31, 2016
Basic
Income available to common stockholders	$16,579	15,534,416	$1.07
Dilutive effect of stock options	—	281,955
Diluted
Income available to common stockholders plus assumed exercises of stock options	$16,579	15,816,371	$1.05

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended March 31, 2017	—	$—
Three Months Ended March 31, 2016	236,451	$58.59

(8)	FAIR VALUE MEASUREMENTS

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

The Company reviews the prices for Level 1 and Level 2 securities supplied by the independent pricing service for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities that are esoteric or that have complicated structures. The Company’s portfolio primarily consists of traditional investments including U.S. Treasury obligations, federal agency mortgage pass-through securities, general obligation municipal bonds and a small amount of municipal revenue bonds. Pricing for such instruments is fairly generic and is easily obtained. For in-state bond issues that have relatively low issue sizes and liquidity, the Company utilizes the same parameters for pricing mentioned in the preceding paragraph adjusted for the specific issue. Periodically, the Company will validate prices supplied by the independent pricing service by comparison to prices obtained from third party sources.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2017
Securities available for sale:
U.S. Treasury	$289,433	$—	$—	$289,433
U.S. federal agencies	—	105,058	—	105,058
Mortgage-backed securities	—	4,464	14,609	19,073
States and political subdivisions	—	39,638	—	39,638
Other securities	—	—	6,045	6,045
Derivative assets	—	528	—	528
Derivative liabilities	—	329	—	329
Loans held for sale	—	7,754	—	7,754

December 31, 2016
Securities available for sale:
U.S. Treasury	$268,543	$—	$—	$268,543
U.S. federal agencies	—	129,642	—	129,642
Mortgage-backed securities	—	4,856	14,816	19,672
States and political subdivisions	—	41,042	—	41,042
Other securities	—	—	6,569	6,569
Derivative assets	—	1,569	—	1,569
Derivative liabilities	—	1,306	—	1,306
Loans held for sale	—	9,318	—	9,318

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at the beginning of the year	$21,385	$21,124
Purchases	157	1,096
Settlements	(212)	(191)
Sales	—	(429)
Losses included in earnings	—	(111)
Total unrealized losses	(676)	(104)
Balance at the end of the period	$20,654	$21,385

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the three months ended March 31, 2017 and 2016, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis. The fair value represents end of period values, which approximate fair value measurements that occurred on various measurement dates throughout the period:

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended March 31, 2017
Impaired loans (less specific allowance)	$23,609
Repossessed assets	266
Other real estate owned	776

As of and for the Year-to-date Period Ended December 31, 2016
Impaired loans (less specific allowance)	$29,912
Repossessed assets	340
Other real estate owned	1,480

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	March 31,		December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$2,038,212	$2,038,212	$1,851,161	$1,851,161
Securities held for investment	3,503	3,538	3,722	3,760
Level 3 inputs:
Securities held for investment	500	500	643	643
Loans, net of allowance for loan losses	4,342,854	4,358,648	4,351,539	4,367,363
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	6,394,627	6,462,059	6,248,057	6,313,622
Short-term borrowings	800	800	500	500
Junior subordinated debentures	31,959	36,248	31,959	34,339
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,749		1,718
Letters of credit		430		424

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued semi-annually) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at March 31, 2017 or December 31, 2016.

(9)	DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models.  The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		March 31, 2017		December 31, 2016
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	63	$161	83	$576
Derivative liabilities	Barrels	(63)	(101)	(83)	(496)

Natural Gas
Derivative assets	MMBTUs	1,770	367	1,900	993
Derivative liabilities	MMBTUs	(1,770)	(228)	(1,900)	(810)

Total Fair Value	Included in
Derivative assets	Other assets		528		1,569
Derivative liabilities	Other liabilities		(329)		(1,306)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Derivative income	$5	$5

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	March 31, 2017	December 31, 2016
(Dollars in thousands)
Credit exposure	$—	$—

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

(10)	SEGMENT INFORMATION

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2017
Net interest income (expense)	$18,520	$35,123	$1,495	$(370)	$—	$54,768
Noninterest income	3,822	13,277	8,310	24,472	(21,796)	28,085
Income before taxes	13,074	22,719	3,645	15,511	(21,756)	33,193

Three Months Ended March 31, 2016
Net interest income (expense)	$15,843	$33,122	$1,416	$(405)	$—	$49,976
Noninterest income	3,788	13,596	7,479	17,678	(16,924)	25,617
Income before taxes	9,348	19,094	3,114	10,500	(16,857)	25,199

Total Assets:
March 31, 2017	$2,569,703	$4,481,943	$75,587	$854,316	$(791,912)	$7,189,637
December 31, 2016	2,493,096	4,412,174	83,594	803,810	(773,722)	7,018,952

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This discussion and analysis should be read in conjunction with the Company’s December 31, 2016 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and the Company’s consolidated financial statements and the related Notes included in Item 1.

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

SUMMARY

BancFirst Corporation’s net income for the first quarter of 2017 was $22.1 million, compared to $16.6 million for the first quarter of 2016. Diluted net income per common share was $1.36 and $1.05 for the first quarter of 2017 and 2016, respectively. Net income for the first quarter of 2017 included the effects of favorable resolutions of two problem loans which resulted in principal recovery of $894,000 and interest income of $2.3 million.

The Company’s net interest income for the first quarter of 2017 increased to $54.8 million, compared to $50.0 million for the first quarter of 2016. The net interest margin for the quarter was 3.39%, compared to 3.25% a year ago. The increase in margin was primarily due to the previously mentioned interest of $2.3 million, which added approximately 0.14% to the margin, and increases in the federal funds rate. The Company’s provision for loan losses for the first quarter of 2017 decreased to $72,000, compared to $4.1 million a year ago. The decrease in the provision was due in part to the resolution of the above-mentioned problem loans and an unusually high provision for a few commercial loans in the prior year. Net charge-offs for the quarter were only 0.02% of average loans, compared to 0.03% for the first quarter of 2016.  Noninterest income for the quarter totaled $28.1 million, compared to $25.6 million last year. Noninterest expense for the quarter totaled $49.6 million, compared to $46.3 million last year. The increase in noninterest expenses was due to salary increases in 2017 and $1.2 million in gains on the sale of other real estate owned that reduced expenses in 2016. The Company’s effective tax rate was 33.6% compared to 34.2% for the first quarter of 2016. The decrease in the effective tax rate was primarily due to Accounting Standards Update 2016-09, which is a change in accounting standards related to stock based compensation.

At March 31, 2017, the Company’s total assets were $7.2 billion, an increase of $170.7 million from December 31, 2016. Securities of $463.3 million and loans of $4.4 billion were both down slightly from December 31, 2016.  Deposits totaled $6.4 billion, an increase of $146.6 million from the December 31, 2016 total. The Company’s total stockholders’ equity was $729.9 million, an increase of $18.8 million over December 31, 2016.

Asset quality remained strong during the first quarter of 2017. Nonperforming and restructured assets fell to 0.45% of total assets at March 31, 2017 compared to 0.56% at December 31, 2016. The decrease in nonperforming and restructured assets was largely due to the resolution of the aforementioned two problem loans during the first quarter of 2017. The allowance to total loans was 1.09%, compared to 1.10% at year-end 2016. The allowance to nonperforming and restructured loans was 171.6% compared to 137.3% at year-end 2016.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note (1) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

SEGMENT INFORMATION

See Note (10) of the Notes to Consolidated Financial Statements for disclosures regarding business segments.

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Income Statement Data
Net interest income	$54,768	$49,976
Provision for loan losses	72	4,103
Securities transactions	—	100
Total noninterest income	28,085	25,617
Salaries and employee benefits	30,654	29,357
Total noninterest expense	49,588	46,291
Net income	22,050	16,579
Per Common Share Data
Net income – basic	$1.39	$1.07
Net income – diluted	1.36	1.05
Cash dividends	0.38	0.36
Performance Data
Return on average assets	1.27%	1.00%
Return on average stockholders’ equity	12.37	10.05
Cash dividend payout ratio	27.34	33.73
Net interest spread	3.19	3.09
Net interest margin	3.39	3.25
Efficiency ratio	59.85	61.24
Net charge-offs to average loans	0.02	0.03

Net Interest Income

For the three months ended March 31, 2017, net interest income, which is the Company’s principal source of operating revenue, increased to $54.8 million compared to $50.0 million for the three months ended March 31, 2016. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin for the quarter was 3.39% compared to 3.25% a year ago. The increase in the margin was primarily due to interest income of $2.3 million related to the favorable resolution of two problem loans, which added approximately 0.14% to the margin, and the increase in the federal funds rate of 25 basis points during the fourth quarter of 2016.

Provision for Loan Losses

The Company’s provision for loan loss for the first quarter of 2017 decreased to $72,000 compared to $4.1 million a year ago. The decrease in the provision was due in part to the resolution of two problem loans and an unusually high provision for a few commercial loans in the prior year. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date.  Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $844,000 for the first quarter of 2017, compared to $1.2 million for the first quarter of 2016. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

Noninterest Income

Noninterest income totaled $28.1 million for the first quarter of 2017 compared to $25.6 million for the first quarter of 2016. Noninterest income included increases in trust revenue, insurance commissions, debit card usage fees and non-sufficient funds fees. The Company had fees from debit card usage totaling $6.2 million and $5.9 million during the three month periods ended March 31, 2017 and 2016, respectively. This represents 22.2% and 23.1% of the Company’s noninterest income for the three month periods ended March 31, 2017 and 2016, respectively. In addition, the Company has non-sufficient funds fees totaling $6.9 million and $6.1 million for the three month periods ended March 31, 2017 and 2016, respectively. This represents 24.4% and 24.0% of the Company’s noninterest income for the three month periods ended March 31, 2017 and 2016, respectively.

Noninterest Expense

For the three months ended March 31, 2017, noninterest expense totaled $49.6 million, compared to $46.3 million for the three months ended March 31, 2016. The increase in noninterest expense for the first quarter of 2017 was primarily due to salary increases and $1.2 million in gains on sale of other real estate owned that reduced expenses in 2016.

Income Taxes

The Company’s effective tax rate on income before taxes was 33.6% for the first quarter of 2017, compared to 34.2% for the first quarter of 2016. The decrease in the effective tax rate was primarily due to Accounting Standards Update 2016-09, which is a change in accounting standards related to stock based compensation.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
Balance Sheet Data
Total assets	$7,189,637	$7,018,952
Total loans (net of unearned interest)	4,398,529	4,409,550
Allowance for loan losses	47,921	48,693
Securities	463,250	469,833
Deposits	6,394,627	6,248,057
Stockholders' equity	729,873	711,094
Book value per share	45.93	44.97
Tangible book value per share	41.72	40.71
Average loans to deposits (year-to-date)	70.13%	71.44%
Average earning assets to total assets (year-to-date)	93.45	93.10
Average stockholders’ equity to average assets (year-to-date)	10.25	10.11
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.63%	0.80%
Nonperforming and restructured assets to total assets	0.45	0.56
Allowance for loan losses to total loans	1.09	1.10
Allowance for loan losses to nonperforming and restructured loans	171.63	137.27

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks and federal funds sold increased $187.1 million, or 10.1% to $2.0 billion, from December 31, 2016 to March 31, 2017.  This increase was due primarily to the increase in deposits.

Securities

At March 31, 2017, total securities decreased $6.6 million, or 1.4% compared to December 31, 2016. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on securities available for sale, before taxes, was $138,000 at March 31, 2017, compared to an unrealized gain of $153,000 at December 31, 2016.  These unrealized (losses)/gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of ($84,000) and $94,000, respectively.

Loans (Including Acquired Loans)

At March 31, 2017, loans totaled $4.4 billion, down slightly from December 31, 2016. The slight decrease in loans was due to several contributing factors including, modest loan demand, the payoff of a few large loans, and the timing of funding for new loans.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At March 31, 2017, the allowance for loan losses to total loans represented 1.09% of total loans, compared to 1.10% at December 31, 2016.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $1.8 million at March 31, 2017 and $2.0 million at December 31, 2016 while the acquired loans outstanding were $146.1 million and $155.0 million, respectively.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $32.3 million at March 31, 2017, compared to $39.3 million at December 31, 2016. The Company’s level of nonperforming and restructured assets has continued to be relatively low. The decrease in nonperforming and restructured assets in 2017 was due to the resolution of two problem loans.

Nonaccrual loans totaled $23.7 million at March 31, 2017, compared to $31.8 million at the end of 2016. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $499,000 for the first quarter of 2017 and $513,000 for the first quarter of 2016.  Only a small amount of this interest is expected to be ultimately collected.

Other real estate owned and repossessed assets totaled $4.4 million at March 31, 2017, compared to $3.9 million at December 31, 2016.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms.  The Company had approximately $7.4 million of these loans at March 31, 2017, compared to $7.5 million at December 31, 2016. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable probable loss.  Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At March 31, 2017, deposits totaled $6.4 billion, an increase of $146.6 million from the December 31, 2016 balance. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 94.9% at March 31, 2017 compared to 94.7% at December 31, 2016.  Noninterest-bearing deposits to total deposits were 41.5% at March 31, 2017, compared to 40.4% at December 31, 2016.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $800,000 at March 31, 2017, compared to $500,000 at December 31, 2016.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $670.0 million, are pledged as collateral for the borrowings under the line of credit. As of March 31, 2017 and December 31, 2016, the Company had no advances outstanding under the line of credit from FHLB. In addition, the Company has a revolving line of credit with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Resources

Stockholders’ equity totaled $729.9 million at March 31, 2017, compared to $711.1 million at December 31, 2016. In addition to net income of $22.1 million, other changes in stockholders’ equity during the three months ended March 31, 2017 included $2.8 million related to stock option exercises and $222,000 related to stock-based compensation, that were partially offset by $6.1 million in dividends and a $178,000 decrease in other comprehensive income. The Company’s leverage ratio and total risk-based capital ratios at March 31, 2017, were well in excess of the regulatory requirements.

See Note (6) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

On January 20, 2017, the Company filed with the Securities and Exchange Commission (“SEC”) an automatic shelf registration statement on Form S-3, which became effective upon filing with the SEC. Under the shelf registration, the Company may offer and sell, from time to time, an indeterminate amount of its common stock in one or more future offerings.

CONTRACTUAL OBLIGATIONS

There have not been any material changes in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2017			2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,400,707	$53,833	4.96%	$4,242,883	$50,329	4.76%
Securities – taxable	435,196	1,761	1.64	491,505	1,327	1.08
Securities – tax exempt	33,291	287	3.50	42,539	393	3.71
Interest-bearing deposits w/ banks & FFS	1,724,747	3,440	0.81	1,419,500	1,802	0.51
Total earning assets	6,593,941	59,321	3.65	6,196,427	53,851	3.49
Nonearning assets:
Cash and due from banks	173,329			179,455
Interest receivable and other assets	337,123			336,841
Allowance for loan losses	(48,453)			(41,591)
Total nonearning assets	461,999			474,705
Total assets	$7,055,940			$6,671,132
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$795,743	$211	0.11%	$792,120	$201	0.10%
Savings deposits	2,263,918	2,297	0.41	2,078,802	1,691	0.33
Time deposits	685,575	1,217	0.72	721,792	1,188	0.66
Short-term borrowings	1,870	3	0.62	1,111	1	0.35
Junior subordinated debentures	31,959	527	6.69	31,959	522	6.55
Total interest-bearing liabilities	3,779,065	4,255	0.46	3,625,784	3,603	0.40
Interest-free funds:
Noninterest-bearing deposits	2,529,883			2,359,783
Interest payable and other liabilities	23,874			23,627
Stockholders’ equity	723,118			661,938
Total interest free funds	3,276,875			3,045,348
Total liabilities and stockholders’ equity	$7,055,940			$6,671,132
Net interest income		$55,066			$50,248
Net interest spread			3.19%			3.09%
Effect of interest free funds			0.20%			0.16%
Net interest margin			3.39%			3.25%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2016, the date of its most recent annual report to stockholders.

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

Item 1A. Risk Factors.

As of March 31, 2017, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

BANCFIRST CORPORATION
(Registrant)

Date: May 5, 2017	/s/ David E. Rainbolt
David E. Rainbolt
President
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)