Form 10-Q
period 2017-06-30
BANCFIRST CORP /OK/
filed 2017-07-31
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017 there were 15,916,719 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2017	2016
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$183,753	$183,921
Interest-bearing deposits with banks	1,533,147	1,666,540
Federal funds sold	—	700
Securities (fair value: $451,435 and $469,871, respectively)	451,402	469,833
Loans held for sale	9,061	9,318
Loans (net of unearned interest)	4,578,393	4,400,232
Allowance for loan losses	(49,005)	(48,693)
Loans, net of allowance for loan losses	4,529,388	4,351,539
Premises and equipment, net	127,819	126,771
Other real estate owned	3,940	3,526
Intangible assets, net	12,203	13,330
Goodwill	54,042	54,042
Accrued interest receivable and other assets	141,834	139,432
Total assets	$7,046,589	$7,018,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,551,158	$2,526,842
Interest-bearing	3,684,524	3,721,215
Total deposits	6,235,682	6,248,057
Short-term borrowings	1,000	500
Accrued interest payable and other liabilities	29,486	27,342
Junior subordinated debentures	31,959	31,959
Total liabilities	6,298,127	6,307,858

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 15,909,219 and 15,810,935, respectively	15,909	15,811
Capital surplus	121,349	117,541
Retained earnings	610,758	577,648
Accumulated other comprehensive income, net of income tax of $(281) and $(59), respectively	446	94
Total stockholders' equity	748,462	711,094
Total liabilities and stockholders' equity	$7,046,589	$7,018,952

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$54,763	$51,046	$108,398	$101,241
Securities:
Taxable	1,906	1,344	3,667	2,671
Tax-exempt	178	243	365	498
Federal funds sold	1	—	1	—
Interest-bearing deposits with banks	4,425	1,852	7,865	3,654
Total interest income	61,273	54,485	120,296	108,064
INTEREST EXPENSE
Deposits	4,300	3,092	8,025	6,172
Short-term borrowings	4	2	7	3
Junior subordinated debentures	530	523	1,057	1,045
Total interest expense	4,834	3,617	9,089	7,220
Net interest income	56,439	50,868	111,207	100,844
Provision for loan losses	1,841	2,804	1,913	6,907
Net interest income after provision for loan losses	54,598	48,064	109,294	93,937
NONINTEREST INCOME
Trust revenue	2,894	2,602	5,846	5,067
Service charges on deposits	16,448	15,485	32,226	30,195
Securities transactions (includes accumulated other comprehensive income reclassifications of $(142), $0, $(142) and $100, respectively)	(330)	(65)	(330)	35
Income from sales of loans	816	695	1,448	1,257
Insurance commissions	3,728	3,255	8,291	7,390
Cash management	2,799	2,732	5,553	5,050
(Loss)/gain on sale of other assets	(25)	55	(49)	59
Other	1,653	1,298	3,083	2,621
Total noninterest income	27,983	26,057	56,068	51,674
NONINTEREST EXPENSE
Salaries and employee benefits	31,547	30,008	62,201	59,365
Occupancy, net	2,992	3,071	5,966	5,898
Depreciation	2,392	2,567	4,812	5,097
Amortization of intangible assets	547	580	1,094	1,161
Data processing services	1,097	1,174	2,292	2,389
Net expense/(income) from other real estate owned	202	35	252	(1,106)
Marketing and business promotion	1,559	1,624	3,774	3,479
Deposit insurance	542	855	1,130	1,694
Other	8,075	7,806	17,020	16,034
Total noninterest expense	48,953	47,720	98,541	94,011
Income before taxes	33,628	26,401	66,821	51,600
Income tax expense	10,446	8,908	21,589	17,528
Net income	$23,182	$17,493	$45,232	$34,072
NET INCOME PER COMMON SHARE
Basic	$1.46	$1.12	$2.85	$2.19
Diluted	$1.42	$1.10	$2.78	$2.15
OTHER COMPREHENSIVE INCOME
Unrealized gains on securities, net of tax of $(280), $(345), $(167) and $(719), respectively	443	546	265	1,137
Reclassification adjustment for losses/(gains) included in net income, net of tax of $(55), $0, $(55) and $39, respectively	87	—	87	(61)
Other comprehensive gains, net of tax of $(335), $(345), $(222) and $(680), respectively	530	546	352	1,076
Comprehensive income	$23,712	$18,039	$45,584	$35,148

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
COMMON STOCK
Issued at beginning of period	$15,891	$15,528	$15,811	$15,597
Shares issued	18	32	98	63
Shares acquired and canceled	—	—	—	(100)
Issued at end of period	$15,909	$15,560	$15,909	$15,560
CAPITAL SURPLUS
Balance at beginning of period	$120,435	$103,978	$117,541	$102,865
Common stock issued	671	996	3,343	1,867
Tax effect of stock options	—	252	—	43
Stock-based compensation arrangements	243	450	465	901
Balance at end of period	$121,349	$105,676	$121,349	$105,676
RETAINED EARNINGS
Balance at beginning of period	$593,631	$541,098	$577,648	$535,521
Net income	23,182	17,493	45,232	34,072
Dividends on common stock ($0.38, $0.36, $0.76 and $0.72 per share, respectively)	(6,055)	(5,600)	(12,122)	(11,179)
Common stock acquired and canceled	—	—	—	(5,423)
Balance at end of period	$610,758	$552,991	$610,758	$552,991
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$(84)	$2,057	$94	$1,527
Net change	530	546	352	1,076
Balance at end of period	$446	$2,603	$446	$2,603
Total stockholders’ equity	$748,462	$676,830	$748,462	$676,830

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,232	$34,072
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	1,913	6,907
Depreciation and amortization	5,906	6,258
Net amortization of securities premiums and discounts	(103)	184
Realized securities losses/(gains)	330	(35)
Gain on sales of loans	(1,448)	(1,257)
Cash receipts from the sale of loans originated for sale	97,146	86,121
Cash disbursements for loans originated for sale	(95,477)	(81,566)
Deferred income tax benefit	(723)	(1,917)
Loss/(gain) on other assets	62	(1,316)
Increase in interest receivable	(1,107)	(1,040)
Increase in interest payable	126	14
Amortization of stock-based compensation arrangements	465	901
Excess tax benefit from stock-based compensation arrangements	(1,784)	—
Other, net	3,234	(4,867)
Net cash provided by operating activities	$53,772	$42,459
INVESTING ACTIVITIES
Net decrease in federal funds sold	700	—
Purchases of held for investment securities	(220)	(215)
Purchases of available for sale securities	(42,006)	(8,553)
Proceeds from maturities, calls and paydowns of held for investment securities	644	690
Proceeds from maturities, calls and paydowns of available for sale securities	60,360	102,677
Proceeds from sales of available for sale securities	—	300
Net change in loans	(181,851)	(98,555)
Purchases of premises, equipment and computer software	(6,568)	(5,048)
Proceeds from the sale of other real estate owned and other assets	2,088	7,020
Net cash used in investing activities	(166,853)	(1,684)
FINANCING ACTIVITIES
Net change in deposits	(12,375)	(29,376)
Net increase in short-term borrowings	500	3,000
Issuance of common stock, net	3,441	1,973
Common stock acquired	—	(5,523)
Cash dividends paid	(12,046)	(11,204)
Net cash used in financing activities	(20,480)	(41,130)
Net decrease in cash, due from banks and interest-bearing deposits	(133,561)	(355)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,850,461	1,598,177
Cash, due from banks and interest-bearing deposits at the end of the period	$1,716,900	$1,597,822
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,963	$7,207
Cash paid during the period for income taxes	$20,450	$17,900
Noncash investing and financing activities:
Unpaid common stock dividends declared	$6,045	$5,590

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., BancFirst Risk and Insurance Company, and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc. and BancFirst Agency, Inc.  All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also allows entities to make an entity-wide accounting policy election to account for forfeitures when they occur, which the Company has elected to do. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 was adopted on January 1, 2017 and did not have a significant impact on the Company’s financial statements. In addition, ASU 2016-09 was applied prospectively and no prior periods were adjusted. The excess tax benefit for share-based payment awards that were exercised during the six months ended June 30, 2017 was approximately $1.8 million.

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

Standards Not Yet Adopted:

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about types of changes to the terms or conditions of share-based payment awards that would require an entity to apply modification accounting under ASC 718. ASU 2017-09 will be effective on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements. Early adoption is permitted with prospective applications.

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

In January of 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customer (Topic 606).” ASU 2014-09 implements a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in a manner that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of the Company’s revenue stream. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606).” ASU 2015-14 is an amendment to defer the effective date of ASU 2014-09. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Adoption of ASU 2014-09 may require the Company to amend how it recognizes certain recurring revenue streams related to trust fees, which are recorded in non-interest expense; however, the Company does not expect the adoption of ASU 2014-09 to have a significant impact on the Company’s financial statements.

(2)	RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

Effective June 1, 2017, the Company organized a new captive insurance company named BancFirst Risk and Insurance Company ("the Captive"). The Captive is a wholly-owned subsidiary of BancFirst Corporation and is regulated by the Oklahoma Insurance Department. It insures certain risks of the Company and has entered into reinsurance agreements with a risk-sharing pool.

(3)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Held for investment, at cost (fair value: $3,975 and $4,403, respectively)	$3,942	$4,365
Available for sale, at fair value	447,460	465,468
Total	$451,402	$469,833

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017	(Dollars in thousands)
Mortgage backed securities (1)	$217	$12	$—	$229
States and political subdivisions	3,225	22	(1)	3,246
Other securities	500	—	—	500
Total	$3,942	$34	$(1)	$3,975
December 31, 2016
Mortgage backed securities (1)	$252	$17	$—	$269
States and political subdivisions	3,613	25	(4)	3,634
Other securities	500	—	—	500
Total	$4,365	$42	$(4)	$4,403

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017	(Dollars in thousands)
U.S. treasuries	$284,791	$867	$(271)	$285,387
U.S. federal agencies	98,311	397	(310)	98,398
Mortgage backed securities (1)	19,052	246	(513)	18,785
States and political subdivisions	38,129	865	(59)	38,935
Other securities (2)	6,450	189	(684)	5,955
Total	$446,733	$2,564	$(1,837)	$447,460
December 31, 2016
U.S. treasuries	$268,763	$700	$(920)	$268,543
U.S. federal agencies	129,674	373	(405)	129,642
Mortgage backed securities (1)	19,949	290	(567)	19,672
States and political subdivisions	40,335	836	(129)	41,042
Other securities (2)	6,594	125	(150)	6,569
Total	$465,315	$2,324	$(2,171)	$465,468

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	June 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,672	$1,683	$1,561	$1,568
After one year but within five years	1,593	1,603	1,937	1,951
After five years but within ten years	667	674	707	723
After ten years	10	15	160	161
Total	$3,942	$3,975	$4,365	$4,403
Available for Sale
Contractual maturity of debt securities:
Within one year	$66,022	$66,105	$66,542	$66,662
After one year but within five years	308,283	308,913	320,150	319,839
After five years but within ten years	5,849	6,184	5,830	6,152
After ten years	60,129	60,303	66,199	66,246
Total debt securities	440,283	441,505	458,721	458,899
Equity securities	6,450	5,955	6,594	6,569
Total	$446,733	$447,460	$465,315	$465,468

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Book value of pledged securities	$394,974	$439,692

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$927,616	20.26%	$828,260	18.82%
Oil & gas production and equipment	96,230	2.10	84,228	1.91
Agriculture	135,298	2.96	144,751	3.29
State and political subdivisions:
Taxable	81,164	1.77	33,793	0.77
Tax-exempt	48,840	1.07	47,283	1.07
Real estate:
Construction	412,367	9.01	420,884	9.57
Farmland	201,535	4.40	197,872	4.50
One to four family residences	859,980	18.78	846,360	19.24
Multifamily residential properties	46,995	1.03	57,806	1.31
Commercial	1,455,612	31.79	1,426,643	32.42
Consumer	280,345	6.12	279,704	6.36
Other (not classified above)	32,411	0.71	32,648	0.74
Total loans	$4,578,393	100.00%	$4,400,232	100.00%

The Company’s commercial and industrial loan category includes a small percentage of loans to companies that provide ancillary services to the oil and gas industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these loans was approximately $70 million at June 30, 2017 and approximately $56 million at December 31, 2016.

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

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Past due 90 days or more and still accruing	$2,217	$1,962
Nonaccrual	19,607	31,798
Restructured	3,561	1,713
Total nonperforming and restructured loans	25,385	35,473
Other real estate owned and repossessed assets	4,211	3,866
Total nonperforming and restructured assets	$29,596	$39,339

Nonaccrual loans, accruing loans past due 90 days or more and restructured loans are shown in the table above. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $886,000 for the six months ended June 30, 2017 and approximately $982,000 for the six months ended June 30, 2016.

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

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$641	$713
Non-residential real estate other	1,865	5,688
Residential real estate permanent mortgage	886	1,116
Residential real estate all other	4,829	5,089
Commercial and financial:
Non-consumer non-real estate	3,542	4,464
Consumer non-real estate	271	265
Other loans	4,928	8,370
Acquired loans	2,645	6,093
Total	$19,607	$31,798

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of June 30, 2017
Real estate:
Non-residential real estate owner occupied	$3,991	$145	$730	$4,866	$586,223	$591,089	$229
Non-residential real estate other	1,354	70	267	1,691	1,126,418	1,128,109	29
Residential real estate permanent mortgage	1,504	483	781	2,768	327,963	330,731	482
Residential real estate all other	4,872	294	1,011	6,177	751,940	758,117	287
Commercial and financial:
Non-consumer non-real estate	4,133	671	1,771	6,575	1,201,751	1,208,326	564
Consumer non-real estate	1,562	505	554	2,621	281,536	284,157	388
Other loans	555	4,941	4,869	10,365	134,183	144,548	101
Acquired loans	728	113	416	1,257	132,059	133,316	137
Total	$18,699	$7,222	$10,399	$36,320	$4,542,073	$4,578,393	$2,217
As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$2,255	$96	$150	$2,501	$569,130	$571,631	$—
Non-residential real estate other	611	16	418	1,045	1,122,351	1,123,396	—
Residential real estate permanent mortgage	2,742	649	1,273	4,664	320,749	325,413	513
Residential real estate all other	2,559	531	1,416	4,506	743,723	748,229	369
Commercial and financial:
Non-consumer non-real estate	1,269	1,628	741	3,638	1,047,547	1,051,185	608
Consumer non-real estate	2,046	760	419	3,225	280,652	283,877	274
Other loans	5,345	958	7,775	14,078	127,404	141,482	45
Acquired loans	825	310	408	1,543	153,476	155,019	153
Total	$17,652	$4,948	$12,600	$35,200	$4,365,032	$4,400,232	$1,962

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

The following table presents impaired loans, segregated by class of loans. During the six month period ended June 30, 2017, $2.3 million of interest income was recognized on impaired loans subsequent to their classification as impaired. During previous periods no material amount of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of June 30, 2017
Real estate:
Non-residential real estate owner occupied	$1,065	$958	$31	$1,060
Non-residential real estate other	1,967	1,894	184	2,057
Residential real estate permanent mortgage	1,623	1,418	104	1,483
Residential real estate all other	5,420	5,195	1,555	5,136
Commercial and financial:
Non-consumer non-real estate	13,725	7,257	1,454	6,401
Consumer non-real estate	790	754	117	776
Other loans	6,471	5,030	689	5,523
Acquired loans	4,747	3,020	—	4,967
Total	$35,808	$25,526	$4,134	$27,403

As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$894	$806	$101	$825
Non-residential real estate other	7,742	5,688	574	5,854
Residential real estate permanent mortgage	1,878	1,683	124	1,612
Residential real estate all other	5,871	5,614	1,538	5,445
Commercial and financial:
Non-consumer non-real estate	12,015	6,272	1,457	6,478
Consumer non-real estate	686	650	133	788
Other loans	9,799	8,415	1,870	8,062
Acquired loans	8,780	6,581	—	6,041
Total	$47,665	$35,709	$5,797	$35,105

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of June 30, 2017
Real estate:
Non-residential real estate owner occupied	$474,155	$101,757	$14,536	$641	$—	$591,089
Non-residential real estate other	941,448	169,968	14,759	1,934	—	1,128,109
Residential real estate permanent mortgage	289,912	33,676	5,805	1,338	—	330,731
Residential real estate all other	607,861	134,189	10,918	5,149	—	758,117
Commercial and financial:
Non-consumer non-real estate	947,575	234,258	22,652	3,841	—	1,208,326
Consumer non-real estate	263,875	17,473	2,093	716	—	284,157
Other loans	137,753	5,450	1,115	230	—	144,548
Acquired loans	76,955	34,875	18,390	3,096	—	133,316
Total	$3,739,534	$731,646	$90,268	$16,945	$—	$4,578,393

As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$464,504	$89,978	$16,220	$929	$—	$571,631
Non-residential real estate other	933,743	169,561	14,404	5,688	—	1,123,396
Residential real estate permanent mortgage	284,893	32,889	5,987	1,644	—	325,413
Residential real estate all other	614,338	119,018	9,382	5,491	—	748,229
Commercial and financial:
Non-consumer non-real estate	856,318	170,865	19,101	4,901	—	1,051,185
Consumer non-real estate	263,442	17,154	2,640	641	—	283,877
Other loans	132,254	5,376	1,514	2,338	—	141,482
Acquired loans	92,946	42,668	12,888	6,517	—	155,019
Total	$3,642,438	$647,509	$82,136	$28,149	$—	$4,400,232
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

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2017
Real estate:
Non-residential real estate owner occupied	$5,562	$(40)	$3	$(37)	$160	$5,685
Non-residential real estate other	10,788	(25)	1	(24)	(284)	10,480
Residential real estate permanent mortgage	3,130	(36)	10	(26)	44	3,148
Residential real estate all other	8,659	(16)	6	(10)	263	8,912
Commercial and financial:
Non-consumer non-real estate	12,810	(471)	61	(410)	1,243	13,643
Consumer non-real estate	2,725	(234)	32	(202)	183	2,706
Other loans	2,958	(56)	1	(55)	103	3,006
Acquired loans	1,289	(1)	8	7	129	1,425
Total	$47,921	$(879)	$122	$(757)	$1,841	$49,005

Six Months Ended June 30, 2017
Real estate:
Non-residential real estate owner occupied	$5,602	$(72)	$4	$(68)	$151	$5,685
Non-residential real estate other	10,793	(26)	2	(24)	(289)	10,480
Residential real estate permanent mortgage	3,129	(156)	11	(145)	164	3,148
Residential real estate all other	8,622	(73)	17	(56)	346	8,912
Commercial and financial:
Non-consumer non-real estate	12,421	(677)	979	302	920	13,643
Consumer non-real estate	2,804	(468)	83	(385)	287	2,706
Other loans	4,045	(1,274)	5	(1,269)	230	3,006
Acquired loans	1,277	(14)	58	44	104	1,425
Total	$48,693	$(2,760)	$1,159	$(1,601)	$1,913	$49,005

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2016
Real estate:
Non-residential real estate owner occupied	$4,832	$(9)	$—	$(9)	$73	$4,896
Non-residential real estate other	10,211	(3)	1	(2)	93	10,302
Residential real estate permanent mortgage	3,164	(49)	21	(28)	67	3,203
Residential real estate all other	7,989	(70)	7	(63)	367	8,293
Commercial and financial:
Non-consumer non-real estate	12,813	(502)	35	(467)	1,095	13,441
Consumer non-real estate	2,553	(134)	38	(96)	292	2,749
Other loans	2,790	(149)	7	(142)	729	3,377
Acquired loans	219	(13)	11	(2)	88	305
Total	$44,571	$(929)	$120	$(809)	$2,804	$46,566

Six Months Ended June 30, 2016
Real estate:
Non-residential real estate owner occupied	$4,661	$(10)	$—	$(10)	$245	$4,896
Non-residential real estate other	9,921	(4)	2	(2)	383	10,302
Residential real estate permanent mortgage	3,148	(99)	38	(61)	116	3,203
Residential real estate all other	6,725	(137)	11	(126)	1,694	8,293
Commercial and financial:
Non-consumer non-real estate	11,754	(1,305)	46	(1,259)	2,946	13,441
Consumer non-real estate	2,642	(355)	76	(279)	386	2,749
Other loans	2,648	(282)	13	(269)	998	3,377
Acquired loans	167	(17)	16	(1)	139	305
Total	$41,666	$(2,209)	$202	$(2,007)	$6,907	$46,566

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	June 30, 2017		December 31, 2016

	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied.	$569	$5,116	$716	$4,886
Non-residential real estate other	739	9,741	1,119	9,674
Residential real estate permanent mortgage	391	2,757	422	2,707
Residential real estate all other	2,305	6,607	2,160	6,462
Commercial and financial:
Non-consumer non-real estate	3,517	10,126	3,317	9,104
Consumer non-real estate	400	2,306	478	2,326
Other loans	656	2,350	1,812	2,233
Acquired loans	12	1,413	495	782
Total	$8,589	$40,416	$10,519	$38,174

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	June 30, 2017			December 31, 2016
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$15,177	$575,912	$—	$17,149	$554,482	$—
Non-residential real estate other	16,692	1,111,417	—	20,092	1,103,304	—
Residential real estate permanent mortgage	7,144	323,587	—	7,631	317,782	—
Residential real estate all other	16,067	742,050	—	14,873	733,356	—
Commercial and financial:
Non-consumer non-real estate	26,194	1,182,132	—	24,002	1,027,183	—
Consumer non-real estate	2,809	281,348	—	3,203	280,674	—
Other loans	572	143,976	—	2,254	139,228	—
Acquired loans	15,834	111,830	5,652	13,459	135,616	5,944
Total	$100,489	$4,472,252	$5,652	$102,663	$4,291,625	$5,944

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Other real estate owned	$1,513	$1,210
Repossessed assets	612	750
Total	$2,125	$1,960

During the six months ended June 30, 2016, the Company had gains on the sale of other real estate owned totaling $1.3 million that is included in net expense from other real estate owned on the consolidated statements of comprehensive income.

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of June 30, 2017
Core deposit intangibles	$17,447	$(7,531)	$9,916
Customer relationship intangibles	5,699	(3,593)	2,106
Mortgage servicing intangibles	454	(273)	181
Total	$23,600	$(11,397)	$12,203
As of December 31, 2016
Core deposit intangibles	$17,447	$(6,611)	$10,836
Customer relationship intangibles	5,699	(3,419)	2,280
Mortgage servicing intangibles	473	(259)	214
Total	$23,619	$(10,289)	$13,330

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
(Dollars in thousands)
Six month ended June 30, 2017
Balance at beginning and end of period	$8,078	$40,050	$5,464	$450	$54,042

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(6)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company amended the BancFirst ISOP to increase the number of shares to be issued under the plan to 3,200,000 shares in May 2016. At June 30, 2017, 190,735 shares were available for future grants. The BancFirst ISOP will terminate on December 31, 2019. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2017 will become exercisable through the year 2024. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company amended the BancFirst Directors’ Stock Option Plan to increase the number of shares to be issued under the plan to 260,000 shares in May 2016. At June 30, 2017, 40,000 shares were available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2017 will become exercisable through the year 2020. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Six Months Ended June 30, 2017
Outstanding at December 31, 2016	707,450	$44.92
Options granted	25,000	91.39
Options exercised	(93,325)	34.90
Outstanding at June 30, 2017	639,125	48.20	9.74 Yrs	$30,933
Exercisable at June 30, 2017	277,250	38.77	6.85 Yrs	$16,034

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands except per share data)
Weighted average grant-date fair value per share of options granted	$21.92	$11.29	$21.92	$11.40
Total intrinsic value of options exercised	1,032	891	5,645	1,670
Cash received from options exercised	647	1,001	3,257	1,876
Tax benefit realized from options exercised	399	345	2,183	646

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Stock-based compensation expense	$282	$450	$465	$901
Tax benefit	109	174	180	348
Stock-based compensation expense, net of tax	$173	$276	$285	$553

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

June 30, 2017
(Dollars in thousands)
Unearned stock-based compensation expense	$2,858

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	2.15 to 2.38%	1.46 to 2.02%
Dividend yield	2.00%	2.00%
Stock price volatility	22.57 to 23.13%	20.41 to 20.64%
Expected term	10 Yrs	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company amended the BancFirst Deferred Stock Compensation Plan to increase the number of shares to be issued under the plan to 111,110 shares in May 2016. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 4,959 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the six months ended June 30, 2017.

A summary of the accumulated stock units is as follows:

	June 30,	December 31,
	2017	2016
Accumulated stock units	67,226	70,022
Average price	$43.69	$41.74

(7)	STOCKHOLDERS’ EQUITY

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

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of June 30, 2017, the Company and BancFirst met all capital adequacy requirements to which they are subject.  The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2017:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$763,741	15.51%	$394,051	8.00%	$455,621	9.250%	N/A	N/A
BancFirst	685,395	13.93%	393,644	8.00%	455,151	9.250%	$492,055	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$683,736	13.88%	$221,653	4.50%	$283,224	5.750%	N/A	N/A
BancFirst	616,390	12.53%	221,425	4.50%	282,932	5.750%	$319,836	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$714,736	14.51%	$295,538	6.00%	$357,108	7.250%	N/A	N/A
BancFirst	636,390	12.93%	295,233	6.00%	356,740	7.250%	$393,644	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$714,736	10.15%	$281,701	4.00%	N/A	N/A	N/A	N/A
BancFirst	636,390	9.05%	281,404	4.00%	N/A	N/A	$351,755	5.00%

As of June 30, 2017, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework from prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

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

Management believes that, as of June 30, 2017, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share based on weighted-average shares outstanding are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended June 30, 2017
Basic
Income available to common stockholders	$23,182	15,903,805	$1.46
Dilutive effect of stock options	—	357,883
Diluted
Income available to common stockholders plus assumed exercises of stock options	$23,182	16,261,688	$1.42
Three Months Ended June 30, 2016
Basic
Income available to common stockholders	$17,493	15,549,811	$1.12
Dilutive effect of stock options	—	292,674
Diluted
Income available to common stockholders plus assumed exercises of stock options	$17,493	15,842,485	$1.10
Six Months Ended June 30, 2017
Basic
Income available to common stockholders	$45,232	15,884,414	$2.85
Dilutive effect of stock options	—	365,581
Diluted
Income available to common stockholders plus assumed exercises of stock options	$45,232	16,249,995	$2.78
Six Months Ended June 30, 2016
Basic
Income available to common stockholders	$34,072	15,542,114	$2.19
Dilutive effect of stock options	—	288,563
Diluted
Income available to common stockholders plus assumed exercises of stock options	$34,072	15,830,677	$2.15

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended June 30, 2017	19,505	$90.64
Three Months Ended June 30, 2016	241,945	58.52
Six Months Ended June 30, 2017	9,807	90.64
Six Months Ended June 30, 2016	239,198	58.55

(9)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2017
Securities available for sale:
U.S. Treasury	$285,387	$—	$—	$285,387
U.S. federal agencies	—	98,398	—	98,398
Mortgage-backed securities	—	5,767	13,018	18,785
States and political subdivisions	—	38,935	—	38,935
Other securities	—	—	5,955	5,955
Derivative assets	—	256	—	256
Derivative liabilities	—	116	—	116
Loans held for sale	—	9,061	—	9,061

December 31, 2016
Securities available for sale:
U.S. Treasury	$268,543	$—	$—	$268,543
U.S. federal agencies	—	129,642	—	129,642
Mortgage-backed securities	—	4,856	14,816	19,672
States and political subdivisions	—	41,042	—	41,042
Other securities	—	—	6,569	6,569
Derivative assets	—	1,569	—	1,569
Derivative liabilities	—	1,306	—	1,306
Loans held for sale	—	9,318	—	9,318

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Six Months Ended June 30,	Twelve Months Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at the beginning of the year	$21,385	$21,124
Purchases	293	1,096
Settlements	(1,905)	(191)
Sales	—	(429)
Losses included in earnings	(330)	(111)
Total unrealized losses	(470)	(104)
Balance at the end of the period	$18,973	$21,385

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the six months ended June 30, 2017 and 2016, the Company did not transfer any securities between levels in the fair value hierarchy.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended June 30, 2017
Impaired loans (less specific allowance)	$21,392
Repossessed assets	238
Other real estate owned	1,329

As of and for the Year-to-date Period Ended December 31, 2016
Impaired loans (less specific allowance)	$29,912
Repossessed assets	340
Other real estate owned	1,480

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	June 30,		December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,716,900	$1,716,900	$1,851,161	$1,851,161
Securities held for investment	3,442	3,475	3,722	3,760
Level 3 inputs:
Securities held for investment	500	500	643	643
Loans, net of allowance for loan losses	4,529,388	4,534,977	4,351,539	4,367,363
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	6,235,682	6,306,671	6,248,057	6,313,622
Short-term borrowings	1,000	1,000	500	500
Junior subordinated debentures	31,959	35,830	31,959	34,339
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,780		1,718
Letters of credit		443		424

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued semi-annually) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at June 30, 2017 or December 31, 2016.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models.  The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		June 30, 2017		December 31, 2016
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	46	$108	83	$576
Derivative liabilities	Barrels	(46)	(59)	(83)	(496)

Natural Gas
Derivative assets	MMBTUs	830	148	1,900	993
Derivative liabilities	MMBTUs	(830)	(57)	(1,900)	(810)

Total Fair Value	Included in
Derivative assets	Other assets		256		1,569
Derivative liabilities	Other liabilities		(116)		(1,306)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Derivative income	$—	$6	$5	$11

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Credit exposure	$76	$—

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2017
Net interest income (expense)	$17,832	$37,047	$1,698	$(138)	$—	$56,439
Noninterest income	3,945	13,660	7,456	25,644	(22,722)	27,983
Income before taxes	11,784	24,509	3,119	16,720	(22,504)	33,628

Three Months Ended June 30, 2016
Net interest income (expense)	$15,699	$33,846	$1,591	$(268)	$—	$50,868
Noninterest income	4,098	14,408	6,646	18,798	(17,893)	26,057
Income before taxes	10,240	20,331	2,431	11,247	(17,848)	26,401

Six Months Ended June 30, 2017
Net interest income (expense)	$36,352	$72,170	$3,193	$(508)	$—	$111,207
Noninterest income	7,767	26,937	15,766	50,116	(44,518)	56,068
Income before taxes	24,858	47,228	6,764	32,231	(44,260)	66,821

Six Months Ended June 30, 2016
Net interest income (expense)	$31,542	$66,968	$3,007	$(673)	$—	$100,844
Noninterest income	7,886	28,004	14,125	36,476	(34,817)	51,674
Income before taxes	19,588	39,425	5,545	21,747	(34,705)	51,600

Total Assets:
June 30, 2017	$2,506,852	$4,432,649	$97,894	$824,524	$(815,330)	$7,046,589
December 31, 2016	2,493,096	4,412,174	83,594	803,810	(773,722)	7,018,952
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

(12) SUBSEQUENT EVENT

Subsequent to June 30, 2017, the Company completed a two-for-one stock split of the Company’s outstanding shares of common stock. The stock is payable in the form of a dividend on or about July 31, 2017 to shareholders of record of the outstanding common stock as of the close of business record date of July 17, 2017.  Stockholders will receive one additional share for each share held on that date. This represents the second stock split for the Company since going public.

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

SUMMARY

BancFirst Corporation’s net income was $23.2 million, or $1.42 diluted earnings per share, for the second quarter of 2017, compared to net income of $17.5 million, or $1.10 diluted earnings per share, for the second quarter of 2016. A lower effective tax rate and the resolution of a problem loan during the second quarter of 2017 added 7 cents per share. Net income was $45.2 million, or $2.78 diluted earnings per share, for the six months ended June, 30, 2017, compared to net income of $34.1 million, or $2.15 diluted earnings per share, for the six months ended June, 30, 2016. Net income for the first half of 2017 included the effects of favorable resolutions of three problem loans which resulted in principal recovery of $894,000 and unaccrued interest income of $2.7 million.

The Company’s net interest income for the second quarter of 2017 increased to $56.4 million, compared to $50.9 million for the second quarter of 2016. The net interest margin for the quarter was 3.43%, compared to 3.28% a year ago. The increase in margin was primarily due to the increase in the federal funds rate and the favorable resolution of an acquired loan, which added 2 basis points.  The Company’s provision for loan losses for the second quarter of 2017 decreased to $1.8 million, compared to $2.8 million a year ago. The decrease in the provision was due in part to an unusually high provision for a few commercial loans in the prior year. Net charge-offs were stable at 0.02% of average loans for the second quarter of both 2017 and 2016.  Noninterest income for the quarter totaled $28.0 million, compared to $26.1 million last year. Noninterest expense for the quarter totaled $49.0 million, compared to $47.7 million last year. The increase in noninterest expense was due to salary increases in 2017. The Company’s effective tax rate was 31.1% compared to 33.7% for the second quarter of 2016 adding approximately $875,000 to net income. The decrease in effective tax rate was due to a change in accounting standards related to stock based compensation.

At June 30, 2017, the Company’s total assets were largely unchanged at $7.0 billion, $27.6 million above the December 31, 2016 total. Securities of $451.4 million were down slightly from December 31, 2016. Loans totaled $4.6 billion, an increase of $177.9 million over December 31, 2016.  Deposits were flat totaling $6.2 billion at both June 30, 2017 and December 31, 2016. The Company’s total stockholders’ equity was $748.5 million, an increase of $37.4 million, or 5.3%, over December 31, 2016.

Asset quality remained strong during the second quarter of 2017. Nonperforming and restructured assets fell to 0.42% of total assets at June 30, 2017 compared to 0.56% at December 31, 2016. The decrease in nonperforming and restructured assets was largely due to the favorable resolution of three problem loans during the first half of 2017. The allowance to total loans was 1.07%, compared to 1.10% at year-end 2016. The allowance to nonperforming and restructured loans was 193.1% compared to 137.3% at year-end 2016.

On May 31, 2017, the Company announced that its Board of Directors approved a two-for-one stock split of the Company’s outstanding shares of common stock. The stock is payable in the form of a dividend on or about July 31, 2017 to shareholders of record of the outstanding common stock as of the close of business record date of July 17, 2017.  Stockholders will receive one additional share for each share held on that date. This represents the second stock split for the Company since going public.

Effective June 1, 2017, the Company organized a new wholly-owned captive insurance company named BancFirst Risk and Insurance. It insures certain risks of the Company and has entered into reinsurance agreements with a risk-sharing pool.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income Statement Data
Net interest income	$56,439	$50,868	$111,207	$100,844
Provision for loan losses	1,841	2,804	1,913	6,907
Securities transactions	(330)	(65)	(330)	35
Total noninterest income	27,983	26,057	56,068	51,674
Salaries and employee benefits	31,547	30,008	62,201	59,365
Total noninterest expense	48,953	47,720	98,541	94,011
Net income	23,182	17,493	45,232	34,072
Per Common Share Data
Net income – basic	$1.46	$1.12	$2.85	$2.19
Net income – diluted	1.42	1.10	2.78	2.15
Cash dividends	0.38	0.36	0.76	0.72
Performance Data
Return on average assets	1.31%	1.04%	1.29%	1.02%
Return on average stockholders’ equity	12.52	10.42	12.44	10.23
Cash dividend payout ratio	26.03	32.00	26.67	32.84
Net interest spread	3.21	3.11	3.20	3.10
Net interest margin	3.43	3.28	3.41	3.27
Efficiency ratio	57.99	62.03	58.91	61.64
Net charge-offs to average loans	0.02	0.02	0.04	0.05

Net Interest Income

For the three months ended June 30, 2017, net interest income, which is the Company’s principal source of operating revenue, increased 11.0% compared to the three months ended June 30, 2016. Net interest margin, which is shown in the preceding table, is the ratio of taxable-equivalent net interest income to average earning assets for the period. The increase in the federal funds rate of 25 basis points during the fourth quarter of 2016 and the first and second quarters of 2017 and the favorable resolution of an acquired loan, contributed to the higher net interest income and margin in 2017. If interest rates and/or loan volume do not increase, management would expect its net interest margin to generally remain at current levels.

Net interest income for the six months ended June 30, 2017 increased 10.3% compared to the six months ended June 30, 2016. The net interest margin for the year-to-date increased compared to the same period of the previous year, as shown in the preceding table. The increase in the margin was primarily due to interest income of $2.3 million related to the favorable resolution of three problem loans, which added approximately 0.09% to the margin, and the increase in the federal funds rate of 25 basis points during the fourth quarter of 2016 and the first and second quarters of 2017.

Provision for Loan Losses

The Company’s provision for loan loss for the second quarter of 2017 decreased $963,000 or 34.3% compared to a year ago. The decrease in the provision was due in part to an unusually high provision for a few commercial loans in the prior year.  The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date.  Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $757,000 for the second quarter of 2017, compared to $809,000 for the second quarter of 2016. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

For the six months ended June 30, 2017, the Company’s provision for loan losses decreased $5.0 million or 72.3% compared to the six months ended June 30, 2016. The decrease in the provision was due in part to the resolution of three problem loans and an unusually high provision for a few commercial loans in the prior year. Net loan charge-offs were $1.6 million, compared to $2.0 million for the same period of the prior year.

Noninterest Income

Noninterest income totaled $28.0 million for the second quarter of 2017 compared to $26.1 million for the second quarter of 2016. Noninterest income included increases in trust revenue, insurance commissions, debit card usage fees and non-sufficient funds fees. The Company had fees from debit card usage totaling $6.6 million and $6.1 million during the three month periods ended June 30, 2017 and 2016, respectively. This represents 23.7% and 23.5% of the Company’s noninterest income for the three month periods ended June 30, 2017 and 2016, respectively. In addition, the Company had non-sufficient fund fees totaling $7.0 million and $6.5 million during the three month periods ended June 30, 2017 and 2016, respectively. This represents 25.1% of the Company’s noninterest income for both the three month periods ended June 30, 2017 and 2016.

Noninterest income for the six months ended June 30, 2017 totaled $56.1 million compared to $51.7 million for the six months ended June 30, 2016. Noninterest income included increases in trust revenue, insurance commissions, debit card usage fees and non-sufficient funds fees.  Fees from debit card usage totaled $12.9 million and $12.0 million during the six months ended June 30, 2017 and 2016, respectively. This represents 22.9% and 23.3% of the Company’s noninterest income for the six month periods ended June 30, 2017 and 2016, respectively. In addition, the Company had non-sufficient fund fees totaling $13.9 million and $12.7 million during the six months ended June 30, 2017 and 2016, respectively. This represents 24.8% and 24.5% of the Company’s noninterest income for the six month periods ended June 30, 2017 and 2016, respectively.

Noninterest Expense

For the three months ended June 30, 2017, noninterest expense totaled $49.0 million, compared to $47.7 million for the three months ended June 30, 2016. The increase in noninterest expense for the second quarter of 2017 was primarily due to salary increases.

For the six months ended June 30, 2017, noninterest expense totaled $98.5 million compared to $94.0 million for the six months ended June 30, 2016. The increase in noninterest expense for year-to-date 2017 was primarily due to salary increases and $1.3 million in gains on sale of other real estate owned that reduced expenses in 2016.

Income Taxes

The Company’s effective tax rate on income before taxes was 31.1% for the second quarter of 2017, compared to 33.7% for the second quarter of 2016. The decrease in the effective tax rate was primarily due to Accounting Standards Update 2016-09, which is a change in accounting standards related to stock based compensation.

The Company’s effective tax rate on income before taxes was 32.3% for the first six months of 2017, compared to 34.0% for the first six months of 2016.  The decrease in the effective tax rate was primarily due to Accounting Standards Update 2016-09, which is a change in accounting standards related to stock based compensation.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
Balance Sheet Data
Total assets	$7,046,589	$7,018,952
Total loans (net of unearned interest)	4,587,454	4,409,550
Allowance for loan losses	49,005	48,693
Securities	451,402	469,833
Deposits	6,235,682	6,248,057
Stockholders' equity	748,462	711,094
Book value per share	47.05	44.97
Tangible book value per share	42.88	40.71
Average loans to deposits (year-to-date)	70.80%	71.44%
Average earning assets to total assets (year-to-date)	93.45	93.10
Average stockholders’ equity to average assets (year-to-date)	10.35	10.11
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.55%	0.80%
Nonperforming and restructured assets to total assets	0.42	0.56
Allowance for loan losses to total loans	1.07	1.10
Allowance for loan losses to nonperforming and restructured loans	193.05	137.27

Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks and federal funds sold decreased $134.3 million, or 7.3% to $1.7 billion, from December 31, 2016 to June 30, 2017.  This decrease was due primarily to the increase in loans and no growth in deposits.

Securities

At June 30, 2017, total securities decreased $18.4 million, or 3.9% compared to December 31, 2016. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $727,000 at June 30, 2017, compared to $153,000 at December 31, 2016. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $446,000 and $94,000, respectively.

Loans

At June 30, 2017, loans totaled $4.6 billion, an increase of $177.9 million over December 31, 2016. The 4.0% increase in loans was due to the continuation of internal loan growth.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At June 30, 2017, the allowance for loan losses to total loans represented 1.07% of total loans, compared to 1.10% at December 31, 2016.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $1.5 million at June 30, 2017 and $2.0 million at December 31, 2016, while the acquired loans outstanding were $133.3 million and $155.0 million, respectively.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $29.6 million at June 30, 2017, compared to $39.3 million at December 31, 2016. The Company’s level of nonperforming and restructured assets has continued to be relatively low. The decrease in nonperforming and restructured assets in 2017 was due to the resolution of three problem loans.

Nonaccrual loans totaled $19.6 million at June 30, 2017, compared to $31.8 million at December 31, 2016. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $886,000 for the six months ended June 30, 2017 and $982,000 for the for the six months ended June 30, 2016.  Only a small amount of this interest is expected to be ultimately collected.

Other real estate owned and repossessed assets totaled $4.2 million at June 30, 2017, compared to $3.9 million at December 31, 2016.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms.  The Company had approximately $6.3 million of these loans at June 30, 2017, compared to $7.5 million at December 31, 2016. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable probable loss.  Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At both June 30, 2017 and December 31, 2016, deposits totaled $6.2 billion. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 94.8% at June 30, 2017 compared to 94.7% at December 31, 2016.  Noninterest-bearing deposits to total deposits were 40.9% at June 30, 2017, compared to 40.4% at December 31, 2016.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $1.0 million at June 30, 2017, compared to $500,000 at December 31, 2016.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $681.4 million, are pledged as collateral for the borrowings under the line of credit. As of June 30, 2017 and December 31, 2016, the Company had no advances outstanding under the line of credit from FHLB. In addition, the Company has a revolving line of credit with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Resources

Stockholders’ equity totaled $748.5 million at June 30, 2017, compared to $711.1 million at December 31, 2016. In addition to net income of $45.2 million, other increases in stockholders’ equity during the six months ended June 30, 2017 included $3.4 million related to stock option exercises, $465,000 related to stock-based compensation and $352,000 increase in other comprehensive income, that were partially offset by $12.1 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at June 30, 2017 were well in excess of the regulatory requirements.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,504,890	$54,980	4.90%	$4,296,172	$51,216	4.78%
Securities – taxable	426,396	1,906	1.79	457,021	1,344	1.18
Securities – tax exempt	32,135	275	3.44	41,015	372	3.64
Interest-bearing deposits w/ banks & FFS	1,676,871	4,426	1.06	1,459,623	1,852	0.51
Total earning assets	6,640,292	61,587	3.72	6,253,831	54,784	3.51
Nonearning assets:
Cash and due from banks	175,372			176,042
Interest receivable and other assets	338,798			335,869
Allowance for loan losses	(48,285)			(44,520)
Total nonearning assets	465,885			467,391
Total assets	$7,106,177			$6,721,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$793,265	$213	0.11%	$787,174	$207	0.11%
Savings deposits	2,272,227	2,778	0.49	2,088,482	1,691	0.32
Time deposits	681,797	1,309	0.77	708,242	1,194	0.68
Short-term borrowings	1,582	4	0.91	1,876	2	0.37
Junior subordinated debentures	31,959	530	6.65	31,959	523	6.56
Total interest-bearing liabilities	3,780,830	4,834	0.51	3,617,733	3,617	0.40
Interest-free funds:
Noninterest-bearing deposits	2,556,003			2,404,535
Interest payable and other liabilities	26,383			25,399
Stockholders’ equity	742,961			673,555
Total interest free funds	3,325,347			3,103,489
Total liabilities and stockholders’ equity	$7,106,177			$6,721,222
Net interest income		$56,753			$51,167
Net interest spread			3.21%			3.11%
Effect of interest free funds			0.22%			0.17%
Net interest margin			3.43%			3.28%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Six Months Ended June 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,453,087	$108,813	4.93%	$4,269,528	$101,545	4.77%
Securities – taxable	430,772	3,667	1.72	474,263	2,671	1.13
Securities – tax exempt	32,710	562	3.46	41,776	765	3.67
Interest-bearing deposits w/ banks & FFS	1,700,677	7,866	0.93	1,439,562	3,654	0.51
Total earning assets	6,617,246	120,908	3.68	6,225,129	108,635	3.50
Nonearning assets:
Cash and due from banks	174,356			177,749
Interest receivable and other assets	337,963			336,356
Allowance for loan losses	(48,368)			(43,058)
Total nonearning assets	463,951			471,047
Total assets	$7,081,197			$6,696,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$794,497	$424	0.11%	$789,647	$408	0.10%
Savings deposits	2,268,095	5,075	0.45	2,083,643	3,382	0.33
Time deposits	683,675	2,526	0.75	715,017	2,382	0.67
Short-term borrowings	1,725	7	0.87	1,494	3	0.37
Junior subordinated debentures	31,959	1,057	6.67	31,959	1,045	6.56
Total interest-bearing liabilities	3,779,951	9,089	0.48	3,621,760	7,220	0.40
Interest-free funds:
Noninterest-bearing deposits	2,543,015			2,382,159
Interest payable and other liabilities	25,137			24,512
Stockholders’ equity	733,094			667,745
Total interest free funds	3,301,246			3,074,416
Total liabilities and stockholders’ equity	$7,081,197			$6,696,176
Net interest income		$111,819			$101,415
Net interest spread			3.20%			3.10%
Effect of interest free funds			0.21%			0.17%
Net interest margin			3.41%			3.27%
(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2016, the date of its most recent annual report to stockholders.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and its Disclosure Committee, which includes the Company’s Executive Chairman, Chief Risk Officer, Chief Internal Auditor, Chief Asset Quality Officer, Controller and General Counsel, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures.  Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

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

Item 1A. Risk Factors.

As of June 30, 2017, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

3.5

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of BancFirst Corporation dated May 31, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 31, 2017 and incorporated herein by reference).

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

BANCFIRST CORPORATION
(Registrant)

Date: July 31, 2017	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2017	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)