Form 10-Q
period 2017-09-30
BANCFIRST CORP /OK/
filed 2017-11-03
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017 there were 31,870,063 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2017	2016
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$186,015	$183,921
Interest-bearing deposits with banks	1,530,928	1,666,540
Federal funds sold	12,000	700
Securities (fair value: $450,039 and $469,871, respectively)	450,009	469,833
Loans held for sale	11,776	9,318
Loans (net of unearned interest)	4,646,749	4,400,232
Allowance for loan losses	(51,255)	(48,693)
Loans, net of allowance for loan losses	4,595,494	4,351,539
Premises and equipment, net	130,188	126,771
Other real estate owned	3,851	3,526
Intangible assets, net	11,645	13,330
Goodwill	54,042	54,042
Accrued interest receivable and other assets	146,220	139,432
Total assets	$7,132,168	$7,018,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,582,203	$2,526,842
Interest-bearing	3,719,843	3,721,215
Total deposits	6,302,046	6,248,057
Short-term borrowings	2,100	500
Accrued interest payable and other liabilities	31,649	27,342
Junior subordinated debentures	31,959	31,959
Total liabilities	6,367,754	6,307,858

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 31,863,063 and 31,621,870, respectively	31,863	31,622
Capital surplus	106,605	101,730
Retained earnings	625,782	577,648
Accumulated other comprehensive income, net of income tax of $(103) and $(59), respectively	164	94
Total stockholders' equity	764,414	711,094
Total liabilities and stockholders' equity	$7,132,168	$7,018,952

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
INTEREST INCOME
Loans, including fees	$56,090	$51,647	$164,488	$152,888
Securities:
Taxable	1,763	1,242	5,430	3,913
Tax-exempt	187	248	552	746
Federal funds sold	6	1	7	1
Interest-bearing deposits with banks	4,972	1,968	12,837	5,622
Total interest income	63,018	55,106	183,314	163,170
INTEREST EXPENSE
Deposits	5,247	3,149	13,272	9,321
Short-term borrowings	6	2	13	5
Junior subordinated debentures	532	524	1,589	1,569
Total interest expense	5,785	3,675	14,874	10,895
Net interest income	57,233	51,431	168,440	152,275
Provision for loan losses	3,276	2,940	5,189	9,847
Net interest income after provision for loan losses	53,957	48,491	163,251	142,428
NONINTEREST INCOME
Trust revenue	3,083	2,685	8,929	7,752
Service charges on deposits	16,633	16,033	48,859	46,228
Securities transactions (includes accumulated other comprehensive income reclassifications of $0, $(85), $(142) and $15, respectively)	(22)	(146)	(352)	(111)
Income from sales of loans	732	863	2,180	2,120
Insurance commissions	4,603	4,372	12,894	11,762
Cash management	2,804	2,853	8,357	7,903
Gain/(loss) on sale of other assets	29	2	(20)	61
Other	1,307	1,265	4,390	3,886
Total noninterest income	29,169	27,927	85,237	79,601
NONINTEREST EXPENSE
Salaries and employee benefits	31,471	30,591	93,672	89,956
Occupancy, net	3,298	3,217	9,264	9,115
Depreciation	2,493	2,556	7,305	7,653
Amortization of intangible assets	547	560	1,641	1,721
Data processing services	1,110	1,178	3,402	3,567
Net expense/(income) from other real estate owned	68	162	320	(944)
Marketing and business promotion	1,790	1,779	5,564	5,258
Deposit insurance	553	641	1,683	2,335
Other	9,270	8,520	26,290	24,554
Total noninterest expense	50,600	49,204	149,141	143,215
Income before taxes	32,526	27,214	99,347	78,814
Income tax expense	10,816	9,232	32,405	26,760
Net income	$21,710	$17,982	$66,942	$52,054
NET INCOME PER COMMON SHARE
Basic	$0.68	$0.58	$2.11	$1.67
Diluted	$0.67	$0.57	$2.06	$1.64
OTHER COMPREHENSIVE INCOME
Unrealized (losses)/gains on securities, net of tax of $178, $423, $11 and $(296), respectively	(282)	(670)	(17)	467
Reclassification adjustment for losses/(gains) included in net income, net of tax of $0, $(33), $(55) and $6, respectively	—	52	87	(9)
Other comprehensive (losses)/gains, net of tax of $178, $390, $(44) and $(290), respectively	(282)	(618)	70	458
Comprehensive income	$21,428	$17,364	$67,012	$52,512

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
COMMON STOCK
Issued at beginning of period	$31,818	$31,120	$31,622	$31,194
Shares issued	45	270	241	396
Shares acquired and canceled	—	—	—	(200)
Issued at end of period	$31,863	$31,390	$31,863	$31,390
CAPITAL SURPLUS
Balance at beginning of period	$105,440	$90,116	$101,730	$87,268
Common stock issued	811	3,632	4,056	5,536
Tax effect of stock options	—	1,204	—	1,247
Stock-based compensation arrangements	354	365	819	1,266
Balance at end of period	$106,605	$95,317	$106,605	$95,317
RETAINED EARNINGS
Balance at beginning of period	$610,758	$552,991	$577,648	$535,521
Net income	21,710	17,982	66,942	52,054
Dividends on common stock ($0.21, $0.19, $0.59 and $0.55 per share, respectively)	(6,686)	(5,934)	(18,808)	(17,113)
Common stock acquired and canceled	—	—	—	(5,423)
Balance at end of period	$625,782	$565,039	$625,782	$565,039
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains on securities:
Balance at beginning of period	$446	$2,603	$94	$1,527
Net change	(282)	(618)	70	458
Balance at end of period	$164	$1,985	$164	$1,985
Total stockholders’ equity	$764,414	$693,731	$764,414	$693,731

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,942	$52,054
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	5,189	9,847
Depreciation and amortization	8,946	9,374
Net amortization of securities premiums and discounts	(108)	161
Realized securities losses	352	111
Gain on sales of loans	(2,180)	(2,120)
Cash receipts from the sale of loans originated for sale	163,128	143,044
Cash disbursements for loans originated for sale	(163,460)	(136,903)
Deferred income tax benefit	(1,690)	(3,069)
Loss/(gain) on other assets	66	(1,294)
(Increase)/decrease in interest receivable	(1,651)	73
Increase/(decrease) in interest payable	188	(22)
Amortization of stock-based compensation arrangements	819	1,266
Excess tax benefit from stock-based compensation arrangements	(2,229)	—
Other, net	2,513	(1,684)
Net cash provided by operating activities	$76,825	$70,838
INVESTING ACTIVITIES
Net increase in federal funds sold	(11,300)	(500)
Purchases of held for investment securities	(220)	(806)
Purchases of available for sale securities	(54,456)	(78,592)
Proceeds from maturities, calls and paydowns of held for investment securities	1,517	5,039
Proceeds from maturities, calls and paydowns of available for sale securities	72,853	153,620
Proceeds from sales of available for sale securities	—	426
Net change in loans	(251,883)	(82,782)
Purchases of premises, equipment and computer software	(11,495)	(7,845)
Proceeds from the sale of other real estate owned and other assets	2,846	8,740
Net cash used in investing activities	(252,138)	(2,700)
FINANCING ACTIVITIES
Net change in deposits	53,989	51,591
Net increase in short-term borrowings	1,600	3,500
Issuance of common stock, net	4,297	7,079
Common stock acquired	—	(5,523)
Cash dividends paid	(18,091)	(16,806)
Net cash provided by financing activities	41,795	39,841
Net (decrease)/increase in cash, due from banks and interest-bearing deposits	(133,518)	107,979
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,850,461	1,598,177
Cash, due from banks and interest-bearing deposits at the end of the period	$1,716,943	$1,706,156
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$14,688	$10,919
Cash paid during the period for income taxes	$32,051	$26,200
Noncash investing and financing activities:
Unpaid common stock dividends declared	$6,686	$5,922

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also allows entities to make an entity-wide accounting policy election to account for forfeitures when they occur, which the Company has elected to do. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 was adopted on January 1, 2017 and did not have a significant impact on the Company’s financial statements. In addition, ASU 2016-09 was applied prospectively and no prior periods were adjusted. The excess tax benefit for share-based payment awards that were exercised during the nine months ended September 30, 2017 was approximately $2.2 million.

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

On July 31, 2017, the Company completed a two-for-one stock split of the Company’s outstanding shares of common stock. The stock was payable in the form of a dividend on or about July 31, 2017 to shareholders of record of the outstanding common stock as of the close of business record date of July 17, 2017.  Stockholders received one additional share for each share held on that date. This represents the second stock split for the Company since going public. All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect this stock split for all periods presented.

On September 7, 2017, the Company announced it had entered into an agreement to acquire First Wagoner Corp. and its subsidiary bank, First Bank & Trust Company, with locations in Carney, Disney, Grove, Ketchum, Luther, Tulsa and Wagoner. First Bank & Trust Company has approximately $280 million in total assets, $258 million in loans, $244 million in deposits, and $36 million in equity capital. The transaction is expected to be completed in January 2018 upon regulatory approval. The bank will operate as First Bank & Trust Company until it is merged into BancFirst, which is expected to be during the first quarter of 2018. The acquisition will not have a material effect on the Company’s consolidated financial statements.

On September 7, 2017, the Company announced it had entered into an agreement to acquire First Chandler Corp. and its subsidiary bank, First Bank of Chandler, with two locations in Chandler.  First Bank of Chandler has approximately $90 million in total assets, $82 million in loans, $79 million in deposits, and $11 million in equity capital. The transaction is expected to be completed in January 2018 upon regulatory approval. The bank will operate as First Bank of Chandler until it is merged into BancFirst, which is expected to be during the second quarter of 2018. The acquisition will not have a material effect on the Company’s consolidated financial statements.

(3)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Held for investment, at cost (fair value: $3,098 and $4,403, respectively)	$3,068	$4,365
Available for sale, at fair value	446,941	465,468
Total	$450,009	$469,833

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017	(Dollars in thousands)
Mortgage backed securities (1)	$203	$12	$—	$215
States and political subdivisions	2,365	19	(1)	2,383
Other securities	500	—	—	500
Total	$3,068	$31	$(1)	$3,098
December 31, 2016
Mortgage backed securities (1)	$252	$17	$—	$269
States and political subdivisions	3,613	25	(4)	3,634
Other securities	500	—	—	500
Total	$4,365	$42	$(4)	$4,403

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017	(Dollars in thousands)
U.S. treasuries	$284,874	$693	$(293)	$285,274
U.S. federal agencies	94,150	212	(251)	94,111
Mortgage backed securities (1)	18,621	231	(577)	18,275
States and political subdivisions	42,678	773	(25)	43,426
Other securities (2)	6,351	189	(685)	5,855
Total	$446,674	$2,098	$(1,831)	$446,941
December 31, 2016
U.S. treasuries	$268,763	$700	$(920)	$268,543
U.S. federal agencies	129,674	373	(405)	129,642
Mortgage backed securities (1)	19,949	290	(567)	19,672
States and political subdivisions	40,335	836	(129)	41,042
Other securities (2)	6,594	125	(150)	6,569
Total	$465,315	$2,324	$(2,171)	$465,468

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	September 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,367	$1,374	$1,561	$1,568
After one year but within five years	1,037	1,048	1,937	1,951
After five years but within ten years	655	666	707	723
After ten years	9	10	160	161
Total	$3,068	$3,098	$4,365	$4,403
Available for Sale
Contractual maturity of debt securities:
Within one year	$113,844	$113,717	$66,542	$66,662
After one year but within five years	261,600	262,299	320,150	319,839
After five years but within ten years	6,257	6,616	5,830	6,152
After ten years	58,622	58,454	66,199	66,246
Total debt securities	440,323	441,086	458,721	458,899
Equity securities	6,351	5,855	6,594	6,569
Total	$446,674	$446,941	$465,315	$465,468

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Book value of pledged securities	$398,605	$439,692

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$943,881	20.31%	$828,260	18.82%
Oil & gas production and equipment	105,492	2.27	84,228	1.91
Agriculture	135,695	2.92	144,751	3.29
State and political subdivisions:
Taxable	79,874	1.72	33,793	0.77
Tax-exempt	45,485	0.98	47,283	1.07
Real estate:
Construction	425,023	9.15	420,884	9.57
Farmland	197,995	4.26	197,872	4.50
One to four family residences	868,332	18.69	846,360	19.24
Multifamily residential properties	47,142	1.01	57,806	1.31
Commercial	1,474,344	31.73	1,426,643	32.42
Consumer	284,864	6.13	279,704	6.36
Other (not classified above)	38,622	0.83	32,648	0.74
Total loans	$4,646,749	100.00%	$4,400,232	100.00%

The Company’s loans are mostly to customers within Oklahoma and approximately 65% of the loans are secured by real estate.  Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

The Company’s commercial and industrial loan category includes a small percentage of loans to companies that provide ancillary services to the oil and gas industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these loans was approximately $64 million at September 30, 2017 and approximately $56 million at December 31, 2016.

Accounting policies related to appraisals, nonaccruals and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Past due 90 days or more and still accruing	$2,122	$1,962
Nonaccrual	27,665	31,798
Restructured	3,603	1,713
Total nonperforming and restructured loans	33,390	35,473
Other real estate owned and repossessed assets	4,099	3,866
Total nonperforming and restructured assets	$37,489	$39,339

Nonaccrual loans, accruing loans past due 90 days or more and restructured loans are shown in the table above. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.3 million for the nine months ended September 30, 2017 and approximately $1.5 million for the nine months ended September 30, 2016.

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

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$1,470	$713
Non-residential real estate other	1,811	5,688
Residential real estate permanent mortgage	878	1,116
Residential real estate all other	4,374	5,089
Commercial and financial:
Non-consumer non-real estate	7,152	4,464
Consumer non-real estate	273	265
Other loans	9,384	8,370
Acquired loans	2,323	6,093
Total	$27,665	$31,798

The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of September 30, 2017
Real estate:
Non-residential real estate owner occupied	$2,069	$510	$830	$3,409	$610,639	$614,048	$217
Non-residential real estate other	2,593	12	406	3,011	1,130,500	1,133,511	168
Residential real estate permanent mortgage	2,070	693	862	3,625	324,880	328,505	556
Residential real estate all other	2,077	867	1,134	4,078	767,895	771,973	435
Commercial and financial:
Non-consumer non-real estate	1,223	5,264	1,518	8,005	1,225,849	1,233,854	215
Consumer non-real estate	1,807	536	381	2,724	287,197	289,921	256
Other loans	1,109	—	8,379	9,488	136,432	145,920	—
Acquired loans	773	131	513	1,417	127,600	129,017	275
Total	$13,721	$8,013	$14,023	$35,757	$4,610,992	$4,646,749	$2,122
As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$2,255	$96	$150	$2,501	$569,130	$571,631	$—
Non-residential real estate other	611	16	418	1,045	1,122,351	1,123,396	—
Residential real estate permanent mortgage	2,742	649	1,273	4,664	320,749	325,413	513
Residential real estate all other	2,559	531	1,416	4,506	743,723	748,229	369
Commercial and financial:
Non-consumer non-real estate	1,269	1,628	741	3,638	1,047,547	1,051,185	608
Consumer non-real estate	2,046	760	419	3,225	280,652	283,877	274
Other loans	5,345	958	7,775	14,078	127,404	141,482	45
Acquired loans	825	310	408	1,543	153,476	155,019	153
Total	$17,652	$4,948	$12,600	$35,200	$4,365,032	$4,400,232	$1,962

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

The following table presents impaired loans, segregated by class of loans. During the nine month period ended September 30, 2017, $2.3 million of interest income was recognized on impaired loans subsequent to their classification as impaired. During previous periods no material amount of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of September 30, 2017
Real estate:
Non-residential real estate owner occupied	$1,886	$1,772	$64	$1,223
Non-residential real estate other	2,079	1,979	187	1,933
Residential real estate permanent mortgage	1,691	1,482	132	1,406
Residential real estate all other	5,116	4,886	1,893	5,079
Commercial and financial:
Non-consumer non-real estate	17,295	10,493	2,279	7,868
Consumer non-real estate	639	604	110	691
Other loans	10,873	9,384	772	9,728
Acquired loans	4,567	2,879	—	3,209
Total	$44,146	$33,479	$5,437	$31,137

As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$894	$806	$101	$825
Non-residential real estate other	7,742	5,688	574	5,854
Residential real estate permanent mortgage	1,878	1,683	124	1,612
Residential real estate all other	5,871	5,614	1,538	5,445
Commercial and financial:
Non-consumer non-real estate	12,015	6,272	1,457	6,478
Consumer non-real estate	686	650	133	788
Other loans	9,799	8,415	1,870	8,062
Acquired loans	8,780	6,581	—	6,041
Total	$47,665	$35,709	$5,797	$35,105

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of September 30, 2017
Real estate:
Non-residential real estate owner occupied	$490,986	$107,108	$14,056	$1,898	$—	$614,048
Non-residential real estate other	941,470	175,333	14,672	2,036	—	1,133,511
Residential real estate permanent mortgage	287,905	33,335	5,547	1,718	—	328,505
Residential real estate all other	613,932	142,874	9,825	5,342	—	771,973
Commercial and financial:
Non-consumer non-real estate	963,362	236,765	26,318	7,409	—	1,233,854
Consumer non-real estate	269,864	17,479	1,977	601	—	289,921
Other loans	136,765	6,337	1,489	1,329	—	145,920
Acquired loans	71,878	36,807	17,673	2,659	—	129,017
Total	$3,776,162	$756,038	$91,557	$22,992	$—	$4,646,749

As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$464,504	$89,978	$16,220	$929	$—	$571,631
Non-residential real estate other	933,743	169,561	14,404	5,688	—	1,123,396
Residential real estate permanent mortgage	284,893	32,889	5,987	1,644	—	325,413
Residential real estate all other	614,338	119,018	9,382	5,491	—	748,229
Commercial and financial:
Non-consumer non-real estate	856,318	170,865	19,101	4,901	—	1,051,185
Consumer non-real estate	263,442	17,154	2,640	641	—	283,877
Other loans	132,254	5,376	1,514	2,338	—	141,482
Acquired loans	92,946	42,668	12,888	6,517	—	155,019
Total	$3,642,438	$647,509	$82,136	$28,149	$—	$4,400,232
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

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2017
Real estate:
Non-residential real estate owner occupied	$5,685	$(2)	$1	$(1)	$261	$5,945
Non-residential real estate other	10,480	—	1	1	70	10,551
Residential real estate permanent mortgage	3,148	(90)	9	(81)	91	3,158
Residential real estate all other	8,912	(89)	13	(76)	503	9,339
Commercial and financial:
Non-consumer non-real estate	13,643	(538)	24	(514)	1,838	14,967
Consumer non-real estate	2,706	(238)	57	(181)	207	2,732
Other loans	3,006	(47)	—	(47)	153	3,112
Acquired loans	1,425	(134)	7	(127)	153	1,451
Total	$49,005	$(1,138)	$112	$(1,026)	$3,276	$51,255

Nine Months Ended September 30, 2017
Real estate:
Non-residential real estate owner occupied	$5,602	$(74)	$5	$(69)	$412	$5,945
Non-residential real estate other	10,793	(26)	3	(23)	(219)	10,551
Residential real estate permanent mortgage	3,129	(246)	20	(226)	255	3,158
Residential real estate all other	8,622	(162)	30	(132)	849	9,339
Commercial and financial:
Non-consumer non-real estate	12,421	(1,215)	986	(229)	2,775	14,967
Consumer non-real estate	2,804	(706)	140	(566)	494	2,732
Other loans	4,045	(1,321)	22	(1,299)	366	3,112
Acquired loans	1,277	(148)	65	(83)	257	1,451
Total	$48,693	$(3,898)	$1,271	$(2,627)	$5,189	$51,255

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2016
Real estate:
Non-residential real estate owner occupied	$4,896	$(1)	$—	$(1)	$214	$5,109
Non-residential real estate other	10,302	(5)	1	(4)	285	10,583
Residential real estate permanent mortgage	3,203	(58)	10	(48)	52	3,207
Residential real estate all other	8,293	(10)	8	(2)	212	8,503
Commercial and financial:
Non-consumer non-real estate	13,441	(1,053)	31	(1,022)	(385)	12,034
Consumer non-real estate	2,749	(374)	61	(313)	443	2,879
Other loans	3,377	(18)	2	(16)	812	4,173
Acquired loans	305	(41)	2	(39)	1,307	1,573
Total	$46,566	$(1,560)	$115	$(1,445)	$2,940	$48,061

Nine Months Ended September 30, 2016
Real estate:
Non-residential real estate owner occupied	$4,661	$(11)	$—	$(11)	$459	$5,109
Non-residential real estate other	9,921	(9)	3	(6)	668	10,583
Residential real estate permanent mortgage	3,148	(157)	48	(109)	168	3,207
Residential real estate all other	6,725	(147)	19	(128)	1,906	8,503
Commercial and financial:
Non-consumer non-real estate	11,754	(2,358)	77	(2,281)	2,561	12,034
Consumer non-real estate	2,642	(729)	137	(592)	829	2,879
Other loans	2,648	(300)	15	(285)	1,810	4,173
Acquired loans	167	(58)	18	(40)	1,446	1,573
Total	$41,666	$(3,769)	$317	$(3,452)	$9,847	$48,061

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	September 30, 2017		December 31, 2016

	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied.	$625	$5,320	$716	$4,886
Non-residential real estate other	740	9,811	1,119	9,674
Residential real estate permanent mortgage	422	2,736	422	2,707
Residential real estate all other	2,570	6,769	2,160	6,462
Commercial and financial:
Non-consumer non-real estate	4,694	10,273	3,317	9,104
Consumer non-real estate	374	2,358	478	2,326
Other loans	671	2,441	1,812	2,233
Acquired loans	12	1,439	495	782
Total	$10,108	$41,147	$10,519	$38,174

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	September 30, 2017			December 31, 2016
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$15,954	$598,094	$—	$17,149	$554,482	$—
Non-residential real estate other	16,707	1,116,804	—	20,092	1,103,304	—
Residential real estate permanent mortgage	7,265	321,240	—	7,631	317,782	—
Residential real estate all other	15,167	756,806	—	14,873	733,356	—
Commercial and financial:
Non-consumer non-real estate	33,727	1,200,127	—	24,002	1,027,183	—
Consumer non-real estate	2,578	287,343	—	3,203	280,674	—
Other loans	207	145,713	—	2,254	139,228	—
Acquired loans	14,782	108,686	5,549	13,459	135,616	5,944
Total	$106,387	$4,534,813	$5,549	$102,663	$4,291,625	$5,944

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Other real estate owned	$1,906	$2,453
Repossessed assets	887	1,117
Total	$2,793	$3,570

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of September 30, 2017
Core deposit intangibles	$17,447	$(7,991)	$9,456
Customer relationship intangibles	5,699	(3,680)	2,019
Mortgage servicing intangibles	449	(279)	170
Total	$23,595	$(11,950)	$11,645
As of December 31, 2016
Core deposit intangibles	$17,447	$(6,611)	$10,836
Customer relationship intangibles	5,699	(3,419)	2,280
Mortgage servicing intangibles	473	(259)	214
Total	$23,619	$(10,289)	$13,330

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
(Dollars in thousands)
Nine months ended September 30, 2017
Balance at beginning and end of period	$8,078	$40,050	$5,464	$450	$54,042

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

(6)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company has amended the BancFirst ISOP since 1986 to increase the number of shares to be issued under the plan to 6,400,000 shares. At September 30, 2017, there were 371,470 shares available for future grants. The BancFirst ISOP will terminate on December 31, 2019. The options are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2017 will become exercisable through the year 2024. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company has amended the BancFirst Directors’ Stock Option Plan since 1999 to increase the number of shares to be issued under the plan to 520,000 shares. At September 30, 2017, there were 60,000 shares available for future grants. The options are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2017 will become exercisable through the year 2021. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Nine Months Ended September 30, 2017
Outstanding at December 31, 2016	1,414,900	$22.46
Options granted	80,000	46.63
Options exercised	(231,275)	17.78
Outstanding at September 30, 2017	1,263,625	24.84	9.72 Yrs	$40,317
Exercisable at September 30, 2017	523,625	19.44	6.67 Yrs	$19,539

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands except per share data)
Weighted average grant-date fair value per share of options granted	$11.63	$7.00	$11.21	$5.96
Total intrinsic value of options exercised	1,493	5,063	7,138	6,733
Cash received from options exercised	856	3,859	4,113	5,735
Tax benefit realized from options exercised	578	1,958	2,761	2,604

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Stock-based compensation expense	$354	$365	$819	$1,266
Tax benefit	137	142	317	490
Stock-based compensation expense, net of tax	$217	$223	$502	$776

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

September 30, 2017
(Dollars in thousands)
Unearned stock-based compensation expense	$2,968

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	2.15 to 2.38%	1.46 to 2.02%
Dividend yield	2.00%	2.00%
Stock price volatility	22.57 to 23.53%	20.41 to 21.78%
Expected term	10 Yrs	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company has amended the BancFirst Deferred Stock Compensation Plan since 1999 to increase the number of shares to be issued under the plan to 222,220 shares. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 9,918 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the nine months ended September 30, 2017.

A summary of the accumulated stock units is as follows:

	September 30,	December 31,
	2017	2016
Accumulated stock units	136,679	140,044
Average price	$22.33	$20.87

(7)	STOCKHOLDERS’ EQUITY

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

All share repurchased in 2016 were purchased in the first three months of the year. The following table is a summary of the shares under the program:

	Nine Months Ended September 30,
	2017	2016
Number of shares repurchased	—	200,000
Average price of shares repurchased	$—	$27.62
Shares remaining to be repurchased	300,000	300,000

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of September 30, 2017, the Company and BancFirst met all capital adequacy requirements to which they are subject.  The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2017:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$782,662	15.58%	$401,869	8.00%	$464,661	9.250%	N/A	N/A
BancFirst	702,516	14.00%	401,415	8.00%	464,137	9.250%	$501,769	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$700,407	13.94%	$226,051	4.50%	$288,843	5.750%	N/A	N/A
BancFirst	631,261	12.58%	225,796	4.50%	288,517	5.750%	$326,150	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$731,407	14.56%	$301,402	6.00%	$364,194	7.250%	N/A	N/A
BancFirst	651,261	12.98%	301,062	6.00%	363,783	7.250%	$401,415	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$731,407	10.44%	$280,325	4.00%	N/A	N/A	N/A	N/A
BancFirst	651,261	9.31%	279,919	4.00%	N/A	N/A	$349,899	5.00%

As of September 30, 2017, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework from prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

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

Management believes that, as of September 30, 2017, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share based on weighted-average shares outstanding are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended September 30, 2017
Basic
Income available to common stockholders	$21,710	31,838,392	$0.68
Dilutive effect of stock options	—	753,885
Diluted
Income available to common stockholders plus assumed exercises of stock options	$21,710	32,592,277	$0.67
Three Months Ended September 30, 2016
Basic
Income available to common stockholders	$17,982	31,262,188	$0.58
Dilutive effect of stock options	—	582,230
Diluted
Income available to common stockholders plus assumed exercises of stock options	$17,982	31,844,418	$0.57
Nine Months Ended September 30, 2017
Basic
Income available to common stockholders	$66,942	31,792,270	$2.11
Dilutive effect of stock options	—	741,949
Diluted
Income available to common stockholders plus assumed exercises of stock options	$66,942	32,534,219	$2.06
Nine Months Ended September 30, 2016
Basic
Income available to common stockholders	$52,054	31,143,980	$1.67
Dilutive effect of stock options	—	581,580
Diluted
Income available to common stockholders plus assumed exercises of stock options	$52,054	31,725,560	$1.64

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

	Shares	Average Exercise Price
Three Months Ended September 30, 2017	75,543	$46.46
Three Months Ended September 30, 2016	283,130	30.32
Nine Months Ended September 30, 2017	39,120	46.10
Nine Months Ended September 30, 2016	366,628	29.87

(9)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2017
Securities available for sale:
U.S. Treasury	$285,274	$—	$—	$285,274
U.S. federal agencies	—	94,111	—	94,111
Mortgage-backed securities	—	3,808	14,467	18,275
States and political subdivisions	—	43,426	—	43,426
Other securities	—	—	5,855	5,855
Derivative assets	—	123	—	123
Derivative liabilities	—	38	—	38
Loans held for sale	—	11,776	—	11,776

December 31, 2016
Securities available for sale:
U.S. Treasury	$268,543	$—	$—	$268,543
U.S. federal agencies	—	129,642	—	129,642
Mortgage-backed securities	—	4,856	14,816	19,672
States and political subdivisions	—	41,042	—	41,042
Other securities	—	—	6,569	6,569
Derivative assets	—	1,569	—	1,569
Derivative liabilities	—	1,306	—	1,306
Loans held for sale	—	9,318	—	9,318

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at the beginning of the year	$21,385	$21,124
Purchases	293	1,096
Settlements	(523)	(191)
Sales	—	(429)
Losses included in earnings	(352)	(111)
Total unrealized losses	(481)	(104)
Balance at the end of the period	$20,322	$21,385

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the nine months ended September 30, 2017 and 2016, the Company did not transfer any securities between levels in the fair value hierarchy.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended September 30, 2017
Impaired loans (less specific allowance)	$28,042
Repossessed assets	247
Other real estate owned	1,390

As of and for the Year-to-date Period Ended December 31, 2016
Impaired loans (less specific allowance)	$29,912
Repossessed assets	340
Other real estate owned	1,480

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30,		December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,728,943	$1,728,943	$1,851,161	$1,851,161
Securities held for investment	2,568	2,598	3,722	3,760
Level 3 inputs:
Securities held for investment	500	500	643	643
Loans, net of allowance for loan losses	4,595,494	4,599,161	4,351,539	4,367,363
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	6,302,046	6,374,232	6,248,057	6,313,622
Short-term borrowings	2,100	2,100	500	500
Junior subordinated debentures	31,959	33,589	31,959	34,339
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,855		1,718
Letters of credit		446		424

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued periodically) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at September 30, 2017 or December 31, 2016.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models.  The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		September 30, 2017		December 31, 2016
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	38	$56	83	$576
Derivative liabilities	Barrels	(38)	(17)	(83)	(496)

Natural Gas
Derivative assets	MMBTUs	350	67	1,900	993
Derivative liabilities	MMBTUs	(350)	(21)	(1,900)	(810)

Total Fair Value	Included in
Derivative assets	Other assets		123		1,569
Derivative liabilities	Other liabilities		(38)		(1,306)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Derivative income	$1	$3	$6	$14

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	September 30, 2017	December 31, 2016
(Dollars in thousands)
Credit exposure	$—	$—

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2017
Net interest income (expense)	$18,617	$37,310	$1,332	$(26)	$—	$57,233
Noninterest income	3,981	13,884	9,217	24,470	(22,383)	29,169
Income before taxes	11,499	23,810	3,762	15,137	(21,682)	32,526

Three Months Ended September 30, 2016
Net interest income (expense)	$15,893	$34,254	$1,617	$(333)	$—	$51,431
Noninterest income	4,235	14,918	8,050	19,025	(18,301)	27,927
Income before taxes	10,970	19,727	2,683	11,964	(18,130)	27,214

Nine Months Ended September 30, 2017
Net interest income (expense)	$54,969	$109,480	$4,525	$(534)	$—	$168,440
Noninterest income	11,748	40,821	24,983	74,586	(66,901)	85,237
Income before taxes	36,357	71,038	10,526	47,368	(65,942)	99,347

Nine Months Ended September 30, 2016
Net interest income (expense)	$47,435	$101,222	$4,624	$(1,006)	$—	$152,275
Noninterest income	12,121	42,922	22,175	55,501	(53,118)	79,601
Income before taxes	30,558	59,152	8,228	33,711	(52,835)	78,814

Total Assets:
September 30, 2017	$2,549,122	$4,449,130	$92,387	$873,337	$(831,808)	$7,132,168
December 31, 2016	2,493,096	4,412,174	83,594	803,810	(773,722)	7,018,952
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

SUMMARY

BancFirst Corporation’s net income was $21.7 million, or $0.67 diluted earnings per share, for the third quarter of 2017, compared to net income of $18.0 million, or $0.57 diluted earnings per share, for the third quarter of 2016. Net income was $66.9 million, or $2.06 diluted earnings per share, for the nine months ended September, 30, 2017, compared to net income of $52.1 million, or $1.64 diluted earnings per share, for the nine months ended September, 30, 2016. Net income for the first nine months of 2017 included the effects of favorable resolutions of three problem loans which resulted in principal recovery of $894,000 and unaccrued interest income of $2.7 million. Net income for the first nine months of 2016 included a gain on the sale of other real estate owned totaling $1.2 million.

The Company’s net interest income for the third quarter of 2017 increased to $57.2 million, compared to $51.4 million for the third quarter of 2016. The net interest margin for the quarter was 3.46%, compared to 3.27% a year ago. The increase in margin was primarily due to the increase in the federal funds rate.  The Company’s provision for loan losses for the third quarter of 2017 increased to $3.3 million, compared to $2.9 million a year ago. The provision was primarily driven by downgrades of commercial loans, which resulted in approximately $2.5 million in provision, and by loan growth, which resulted in approximately $750,000 in provision. Net charge-offs were stable at 0.02% of average loans for the third quarter of 2017 compared to 0.03% for the third quarter of 2016.  Noninterest income for the quarter totaled $29.2 million, compared to $27.9 million last year. Noninterest expense for the quarter totaled $50.6 million, compared to $49.2 million last year. The increase in noninterest expense was primarily due to salary increases in 2017. The Company’s effective tax rate was 33.3% compared to 33.9% for the third quarter of 2016.

At September 30, 2017, the Company’s total assets were $7.1 billion, $113.2 million above the December 31, 2016 total. Loans totaled $4.7 billion, an increase of $249.0 million over December 31, 2016.  Deposits were $6.3 billion at September 30, 2017, up $54.0 million above the December 31, 2016 total. The Company’s total stockholders’ equity was $764.4 million, an increase of $53.3 million over December 31, 2016.

Asset quality remained strong during the third quarter of 2017. Nonperforming and restructured assets were 0.53% of total assets at September 30, 2017 compared to 0.56% at December 31, 2016. The decrease in nonperforming and restructured assets was largely due to the resolution of problem loans during the first two quarters of 2017, offset by the downgrade of two commercial loans during the third quarter of 2017. The allowance for loan losses to total loans was 1.10% at September 30, 2017 and year-end 2016. The allowance to nonperforming and restructured loans was 153.5% at September 30, 2017 compared to 137.3% at year-end 2016.

On September 7, 2017, the Company announced it had entered into an agreement to acquire First Wagoner Corp. and its subsidiary bank, First Bank & Trust Company, with locations in Carney, Disney, Grove, Ketchum, Luther, Tulsa and Wagoner. First Bank & Trust Company has approximately $280 million in total assets, $258 million in loans, $244 million in deposits, and $36 million in equity capital. The transaction is expected to be completed in January 2018 upon regulatory approval. The bank will operate as First Bank & Trust Company until it is merged into BancFirst, which is expected to be during the first quarter of 2018. The acquisition will not have a material effect on the Company’s consolidated financial statements.

On September 7, 2017, the Company announced it had entered into an agreement to acquire First Chandler Corp. and its subsidiary bank, First Bank of Chandler, with two locations in Chandler.  First Bank of Chandler has approximately $90 million in total assets, $82 million in loans, $79 million in deposits, and $11 million in equity capital. The transaction is expected to be completed in January 2018 upon regulatory approval. The bank will operate as First Bank of Chandler until it is merged into BancFirst, which is expected to be during the second quarter of 2018. The acquisition will not have a material effect on the Company’s consolidated financial statements.

On July 31, 2017, the Company completed a two-for-one stock split of the Company’s outstanding shares of common stock. The stock was issued in the form of a dividend on July 31, 2017 to shareholders of record of the outstanding common stock as of the close of business record date of July 17, 2017.  Stockholders received one additional share for each share held on that date. This represents the second stock split for the Company since going public in 1993. All share and per share amounts in the consolidated financial statements and related notes have been retroactively adjusted to reflect this stock split for all periods presented.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income Statement Data
Net interest income	$57,233	$51,431	$168,440	$152,275
Provision for loan losses	3,276	2,940	5,189	9,847
Securities transactions	(22)	(146)	(352)	(111)
Total noninterest income	29,169	27,927	85,237	79,601
Salaries and employee benefits	31,471	30,591	93,672	89,956
Total noninterest expense	50,600	49,204	149,141	143,215
Net income	21,710	17,982	66,942	52,054
Per Common Share Data
Net income – basic	$0.68	$0.58	$2.11	$1.67
Net income – diluted	0.67	0.57	2.06	1.64
Cash dividends	0.21	0.19	0.59	0.55
Performance Data
Return on average assets	1.22%	1.06%	1.26%	1.03%
Return on average stockholders’ equity	11.34	10.35	12.06	10.27
Cash dividend payout ratio	30.80	33.03	28.02	32.91
Net interest spread	3.20	3.09	3.20	3.10
Net interest margin	3.46	3.27	3.42	3.27
Efficiency ratio	58.56	62.00	58.79	61.76
Net charge-offs to average loans	0.02	0.03	0.06	0.08

Net Interest Income

For the three months ended September 30, 2017, net interest income, which is the Company’s principal source of operating revenue, increased 11.3% compared to the three months ended September 30, 2016. Net interest margin, which is shown in the preceding table, is the ratio of taxable-equivalent net interest income to average earning assets for the period. The increase in the federal funds rate of 25 basis points during the fourth quarter of 2016 and the first and second quarters of 2017 contributed to the higher net interest income and margin in 2017. If interest rates and/or loan volume do not increase, management would expect its net interest margin to generally remain at current levels.

Net interest income for the nine months ended September 30, 2017 increased 10.6% compared to the nine months ended September 30, 2016. The net interest margin increased for the nine months ended September 30, 2017 compared to the same period of the previous year, as shown in the preceding table. The increase in the margin was primarily due to interest income of $2.7 million related to the favorable resolution of three problem loans, which added approximately 0.05% to the margin, and the increase in the federal funds rate of 25 basis points during the fourth quarter of 2016 and the first and second quarters of 2017.

Provision for Loan Losses

The Company’s provision for loan loss for the third quarter of 2017 was $3.3 million, an increase of $336,000 or 11.4% compared to a year ago. The provision was primarily driven by downgrades of commercial loans, which resulted in approximately $2.5 million in provision, and by loan growth, which resulted in approximately $750,000 in provision.  The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date.  Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $1.0 million for the third quarter of 2017, compared to $1.4 million for the third quarter of 2016. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

For the nine months ended September 30, 2017, the Company’s provision for loan losses decreased $4.7 million or 47.3% compared to the nine months ended September 30, 2016. The decrease in the provision was due in part to the resolution of three problem loans and an unusually high provision for a few commercial loans in the prior year. Net loan charge-offs were $2.6 million, compared to $3.5 million for the same period of the prior year.

Noninterest Income

Noninterest income totaled $29.2 million for the third quarter of 2017 compared to $27.9 million for the third quarter of 2016. Noninterest income included increases in trust revenue, insurance commissions, debit card usage fees and non-sufficient funds fees. The Company had fees from debit card usage totaling $6.6 million and $6.0 million during the three month periods ended September 30, 2017 and 2016, respectively. This represents 22.6% and 21.5% of the Company’s noninterest income for the three month periods ended September 30, 2017 and 2016, respectively. In addition, the Company had non-sufficient fund fees totaling $7.5 million and $7.1 million during the three month periods ended September 30, 2017 and 2016, respectively. This represents 25.8% and 25.6% of the Company’s noninterest income for the three month periods ended September 30, 2017 and 2016, respectively.

Noninterest income for the nine months ended September 30, 2017 totaled $85.2 million compared to $79.6 million for the nine months ended September 30, 2016. Noninterest income included increases in trust revenue, insurance commissions, debit card usage fees and non-sufficient funds fees.  Fees from debit card usage totaled $19.5 million and $18.0 million during the nine months ended September 30, 2017 and 2016, respectively. This represents 22.8% and 22.6% of the Company’s noninterest income for the nine month periods ended September 30, 2017 and 2016, respectively. In addition, the Company had non-sufficient fund fees totaling $21.7 million and $19.8 million during the nine months ended September 30, 2017 and 2016, respectively. This represents 25.4% and 24.9% of the Company’s noninterest income for the nine month periods ended September 30, 2017 and 2016, respectively.

Noninterest Expense

For the three months ended September 30, 2017, noninterest expense totaled $50.6 million, compared to $49.2 million for the three months ended September 30, 2016. The increase in noninterest expense for the third quarter of 2017 was primarily due to salary increases.

For the nine months ended September 30, 2017, noninterest expense totaled $149.1million compared to $143.2 million for the nine months ended September 30, 2016. The increase in noninterest expense for year-to-date 2017 was primarily due to salary increases and $1.2 million in gains on sale of other real estate owned that reduced expenses in 2016.

Income Taxes

The Company’s effective tax rate on income before taxes was 33.3% for the third quarter of 2017, compared to 33.9% for the third quarter of 2016. The decrease in the effective tax rate was primarily due to Accounting Standards Update 2016-09, which is a change in accounting standards related to stock based compensation.

The Company’s effective tax rate on income before taxes was 32.6% for the first nine months of 2017, compared to 34.0% for the first nine months of 2016.  The decrease in the effective tax rate was primarily due to Accounting Standards Update 2016-09, which is a change in accounting standards related to stock based compensation.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
Balance Sheet Data
Total assets	$7,132,168	$7,018,952
Total loans (net of unearned interest)	4,658,525	4,409,550
Allowance for loan losses	51,255	48,693
Securities	450,009	469,833
Deposits	6,302,046	6,248,057
Stockholders' equity	764,414	711,094
Book value per share	23.99	22.49
Tangible book value per share (non-GAAP)(1)	21.93	20.36
Average loans to deposits (year-to-date)	71.74%	71.44%
Average earning assets to total assets (year-to-date)	93.42	93.10
Average stockholders’ equity to average assets (year-to-date)	10.48	10.11
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.72%	0.80%
Nonperforming and restructured assets to total assets	0.53	0.56
Allowance for loan losses to total loans	1.10	1.10
Allowance for loan losses to nonperforming and restructured loans	153.50	137.27

Reconciliation of Tangible Book Value Per Common Share (non-GAAP)(2)
Stockholders' equity	764,414	711,094
Less goodwill	54,042	54,042
Less intangible assets, net	11,645	13,330
Tangible stockholders' equity (non-GAAP)	698,727	643,722
Common shares outstanding	31,863,063	31,621,870
Tangible book value per share (non-GAAP)	21.93	20.36

(1) Refer to the “Reconciliation of Tangible Book Value per Common Share (non-GAAP)” Table.

(2)     Tangible book value per common share is stockholders’ equity less goodwill and intangible assets, net, divided by common shares outstanding. This amount is a non-GAAP financial measure but has been included as it is considered to be a critical metric with which to analyze and evaluate the financial condition and capital strength of the Company. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks and federal funds sold decreased $122.2 million, or 6.6% to $1.7 billion, from December 31, 2016 to September 30, 2017.  This decrease was due primarily to the increase in loans and minimal growth in deposits.

Securities

At September 30, 2017, total securities decreased $19.8 million, or 4.2% compared to December 31, 2016. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $267,000 at September 30, 2017, compared to $153,000 at December 31, 2016. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $164,000 and $94,000, respectively.

Loans

At September 30, 2017, loans totaled $4.7 billion, an increase of $249.0 million over December 31, 2016. The 5.6% increase in loans was due to the continuation of internal loan growth.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

The allowance for loan losses to total loans represented 1.10% of total loans at both September 30, 2017 and December 31, 2016.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $1.3 million at September 30, 2017 and $2.0 million at December 31, 2016, while the acquired loans outstanding were $129.0 million and $155.0 million, respectively.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $37.5 million at September 30, 2017, compared to $39.3 million at December 31, 2016. The Company’s level of nonperforming and restructured assets has continued to be relatively low. The decrease in nonperforming and restructured assets in 2017 was due to the resolution of three problem loans, partially offset by the downgrade of two commercial loans.

Nonaccrual loans totaled $27.7 million at September 30, 2017, compared to $31.8 million at December 31, 2016. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.3 million for the nine months ended September 30, 2017 and $1.5 million for the for the nine months ended September 30, 2016.  Only a small amount of this interest is expected to be ultimately collected.

Other real estate owned and repossessed assets totaled $4.1 million at September 30, 2017, compared to $3.9 million at December 31, 2016.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms.  The Company had approximately $7.0 million of these loans at September 30, 2017, compared to $7.5 million at December 31, 2016. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable probable loss.  Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At September 30, 2017 deposits totaled $6.3 billion, up slightly from $6.2 billion at December 31, 2016. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 94.9% at September 30, 2017 compared to 94.7% at December 31, 2016.  Noninterest-bearing deposits to total deposits were 41.0% at September 30, 2017, compared to 40.4% at December 31, 2016.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $2.1 million at September 30, 2017, compared to $500,000 at December 31, 2016.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $687.2 million, are pledged as collateral for the borrowings under the line of credit. As of September 30, 2017 and December 31, 2016, the Company had no advances outstanding under the line of credit from FHLB. In addition, the Company has a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Capital Resources

Stockholders’ equity totaled $764.4 million at September 30, 2017, compared to $711.1 million at December 31, 2016. In addition to net income of $66.9 million, other increases in stockholders’ equity during the nine months ended September 30, 2017 included $4.3 million related to stock option exercises, $819,000 related to stock-based compensation and $70,000 increase in other comprehensive income, that were partially offset by $18.8 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at September 30, 2017 were well in excess of the regulatory requirements.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,597,267	$56,319	4.86%	$4,300,400	$51,817	4.78%
Securities – taxable	421,464	1,763	1.66	407,434	1,242	1.21
Securities – tax exempt	30,920	287	3.68	38,021	383	4.00
Interest-bearing deposits w/ banks & FFS	1,552,975	4,978	1.27	1,535,048	1,968	0.51
Total earning assets	6,602,626	63,347	3.81	6,280,903	55,410	3.50
Nonearning assets:
Cash and due from banks	176,194			171,762
Interest receivable and other assets	341,724			335,855
Allowance for loan losses	(49,186)			(46,400)
Total nonearning assets	468,732			461,217
Total assets	$7,071,358			$6,742,120
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$759,160	$372	0.19%	$777,284	$202	0.10%
Savings deposits	2,304,342	3,479	0.60	2,079,991	1,729	0.33
Time deposits	668,378	1,396	0.83	701,760	1,218	0.69
Short-term borrowings	2,262	6	0.99	1,979	2	0.36
Junior subordinated debentures	31,959	532	6.60	31,959	524	6.51
Total interest-bearing liabilities	3,766,101	5,785	0.61	3,592,973	3,675	0.41
Interest-free funds:
Noninterest-bearing deposits	2,515,521			2,433,136
Interest payable and other liabilities	30,071			26,660
Stockholders’ equity	759,665			689,351
Total interest free funds	3,305,257			3,149,147
Total liabilities and stockholders’ equity	$7,071,358			$6,742,120
Net interest income		$57,562			$51,735
Net interest spread			3.20%			3.09%
Effect of interest free funds			0.26%			0.18%
Net interest margin			3.46%			3.27%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2017			2016
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,501,675	$165,132	4.90%	$4,279,894	$153,362	4.77%
Securities – taxable	427,635	5,430	1.70	451,824	3,913	1.15
Securities – tax exempt	32,107	848	3.53	40,515	1,148	3.77
Interest-bearing deposits w/ banks & FFS	1,650,902	12,844	1.04	1,471,623	5,622	0.51
Total earning assets	6,612,319	184,254	3.73	6,243,856	164,045	3.50
Nonearning assets:
Cash and due from banks	174,975			175,738
Interest receivable and other assets	339,232			336,188
Allowance for loan losses	(48,644)			(44,180)
Total nonearning assets	465,563			467,746
Total assets	$7,077,882			$6,711,602
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$782,588	$796	0.14%	$785,496	$609	0.10%
Savings deposits	2,280,310	8,554	0.50	2,082,417	5,112	0.33
Time deposits	678,520	3,922	0.77	710,566	3,600	0.67
Short-term borrowings	1,906	13	0.92	1,657	5	0.36
Junior subordinated debentures	31,959	1,589	6.65	31,959	1,569	6.54
Total interest-bearing liabilities	3,775,283	14,874	0.53	3,612,095	10,895	0.40
Interest-free funds:
Noninterest-bearing deposits	2,533,750			2,399,275
Interest payable and other liabilities	26,801			25,232
Stockholders’ equity	742,048			675,000
Total interest free funds	3,302,599			3,099,507
Total liabilities and stockholders’ equity	$7,077,882			$6,711,602
Net interest income		$169,380			$153,150
Net interest spread			3.20%			3.10%
Effect of interest free funds			0.22%			0.17%
Net interest margin			3.42%			3.27%
(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

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

Item 1A. Risk Factors.

As of September 30, 2017, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of BancFirst Corporation (filed as Exhibit 1 to the Company’s 8-A/A filed July 24, 1998 and incorporated herein by reference).

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

BANCFIRST CORPORATION
(Registrant)

Date: November 3, 2017	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)