Form 10-K
period 2017-12-31
BANCFIRST CORP /OK/
filed 2018-03-01
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2017 was approximately $840,607,211.

As of January 31, 2018, there were 32,632,716 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders of the registrant (the “2018 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

BANCFIRST CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is an Oklahoma business corporation and a financial holding company under federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust II (a Delaware business trust), 100% of the common securities of CSB Bancshares Statutory Trust I (a Delaware business trust), 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities, 100% of BancFirst Insurance Services, Inc., an Oklahoma business corporation operating as an independent insurance agency and 100% of BancFirst Risk and Insurance Company, a captive insurance company regulated by the Oklahoma Insurance Department.

The Company was incorporated as United Community Corporation in July 1984 for the purpose of becoming a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. The Company currently has 107 banking locations serving 58 communities throughout Oklahoma.

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

The Bank centralizes virtually all of its processing, support and investment functions in order to achieve consistency and operational efficiencies. The Bank maintains centralized control functions such as operations support, bookkeeping, accounting, loan review, compliance and internal auditing to ensure effective risk management. The Bank also provides centrally, certain specialized financial services that require unique expertise.

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

The Company had approximately 1,782 full-time equivalent employees at December 31, 2017, compared to approximately 1,773 full-time equivalent employees at December 31, 2016. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

Management believes the Company is in an advantageous competitive position operating as a “super community bank.” Under this strategy, the Company provides a broad line of financial products and services for small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full-service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high-quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and neither offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s market share of deposits for Oklahoma (including First Bank & Trust and First Bank of Chandler acquired January 11, 2018) was 7.69% as of June 30, 2017 and 7.17% as of June 30, 2016.

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

Control of Company

Affiliates of the Company beneficially own approximately 44% of the outstanding shares of the Company’s common stock as of January 31, 2018. Under the Company’s Bylaws, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, the Company’s affiliates have the ability to control the business and affairs of the Company.

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

Under the Dodd-Frank Act, institutions with average total consolidated assets greater than $10 billion are required to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators.  The company-run stress tests are conducted using data as of December 31st of the preceding calendar year and scenarios released by the agencies.  Capital ratios reflected in the stress test calculations are an important factor considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. The rules apply to institutions with average total consolidated assets greater than $10 billion and, accordingly, do not currently apply to the Company, which had total consolidated assets at December 31, 2017 of approximately $7.3 billion. However, while the Federal Reserve Board has stated that smaller banking organizations such as the Company are not required or expected to conduct the types of stress-testing specifically mandated by the rules, they continue to emphasize that all banking institutions, regardless of size, should have the capacity to analyze the potential impact of adverse outcomes on their financial condition.

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

• 4.0% Tier 1 capital to average quarterly assets (known as the “leverage ratio”).

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

The enactment of the Basel III Capital Rules will increase the Company’s required capital levels and those of the Bank from levels previously required.  Management believes that as of December 31, 2017, the Company and the Bank would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect at such date.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and the Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of Total capital to risk-weighted assets of at least 10.5%; and (iv) a minimum leverage ratio of 4%.  As of December 31, 2017, the Company had a CET1 ratio of 14.00%, a Tier 1 ratio of 14.61%, a total capital ratio of 15.62% and a leverage ratio of 10.44%. As of December 31, 2017, the Bank had a CET1 ratio of 12.62%, a Tier 1 ratio of 13.02%, a total capital ratio of 14.03% and a leverage ratio of 9.31%.

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

The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

The Company believes that, as of December 31, 2017, the Bank was “well capitalized” based on the aforementioned ratios.

Deposit Insurance Assessments

The deposits of the Bank are insured by the FDIC in the standard insurance amount of $250,000 per depositor for each account ownership category. This insurance is funded through assessments on the Bank and other insured depository institutions. The FDIC’s risk-based assessment system requires members to pay varying assessment rates depending upon the level of the institution’s capital and the degree of supervisory concern over the institution. In connection with implementing the Dodd-Frank Act, the FDIC in 2011 changed each institution’s assessment base from its total insured deposits to its average consolidated total assets less average tangible equity and created a scorecard method for calculating assessments that combines certain supervisory ratings and specified forward-looking financial measures to determine each institution’s risk to the DIF. The Dodd-Frank Act also required the FDIC, in setting assessments, to offset the effect of increasing its reserve for the DIF on institutions with consolidated assets of less than $10 billion. The result of this revised approach to deposit-insurance assessments is generally an increase in costs, on an absolute or relative basis, for institutions with consolidated assets of $10 billion or more. The DIF assessment base rate currently ranges from 1.5 to 40 basis points for institutions that do not trigger factors for brokered deposits and unsecured debt, and higher rates for those that do trigger those risk factors.

At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

The Company’s FDIC insurance expense totaled $2.3 million, $2.9 million and $3.4 million in 2017, 2016 and 2015, respectively. FDIC insurance expense includes deposit insurance assessments as well as Financing Corporation (“FICO”) assessments. All FDIC-insured depository institutions must pay an annual FICO assessment to provide funds for the payment of interest on bonds issued by FICO during the 1980s to resolve the thrift bailout. FDIC-insured depository institutions paid an average FICO assessment of 55 cents for each $100 of assessable deposits in 2017.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulations take into account CRA rating when considering approval of a proposed transaction. During its last examination in 2017, a rating of “satisfactory” was received by the Bank.

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

Available Information

The Company maintains a website at www.bancfirst.bank. The Company provides copies of the most recently filed 10-K, 10-Q and proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files the material with, or furnishes it to, the SEC. The website also provides links to the SEC’s website (http://www.sec.gov) where all of the Company’s filings with the SEC can be obtained immediately upon filing. You may also request a copy of the Company’s filings, at no cost, by writing or telephoning the Company at the following address:

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

In recent years, decisions by members of the Organization of Petroleum Exporting Countries (“OPEC”) impacting crude oil production levels has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Oklahoma-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2017, the price per barrel of crude oil was approximately $61 compared to a high of over $100 in 2014 and a low of approximately $30 at the beginning of 2016. If oil prices drop below the marginal cost of production for an extended period, we would expect to experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the energy producing economies and, in particular, the economies of states such as Oklahoma, where the energy industry is a significant driver of economic activity. Although as of December 31, 2017, reserve base and service energy loans comprised less than 4% of our loan portfolio, the impact of lower oil prices could have an indirect impact on our other loan portfolio segments, for example, commercial real estate (“CRE”).

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to losses, which could have a material negative effect on our financial condition and results of operations.

Loans secured by real estate constitute a significant portion of our loan portfolio. At December 31, 2017, this percentage was 64.4% compared to 67.0% at December 31, 2016. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for loan losses. In addition, because one to four family residential and commercial real estate loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

Changes to the beneficial tax treatment of interest expense could adversely affect our financial condition and results of operations.

The Tax Cuts and Jobs act implemented a limit on the deduction for business interest expense for certain businesses.  This would increase the cost of debt financing and could encourage our customers to raise capital through equity financing instead of debt financing.  Our loan portfolio and interest income could be adversely impacted as a result.

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

Interchange fees, or “swipe” fees, are charges that merchants pay to the processors who, in turn, share that revenue with us and other card-issuing banks for processing electronic payment transactions. Rapid, significant technological changes continue to confront the payments industry. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions for processing electronic payment transactions. These include developments in smart cards, e-commerce, mobile, and radio frequency and proximity payment devices, such as contactless cards. Ongoing or increased competition in payment processing may restrict our ability to generate interchange revenue in the future. For the year ended December 31, 2017, debit card interchange revenue represented 22.2% of our noninterest income.

New consumer protection laws may reduce our noninterest income.

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and restrict our ability to raise interest rates and charge NSF fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees, which represented 24.4% of our noninterest income for the year ended December 31, 2017.  Violations of applicable consumer protection laws can also result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees.

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

The FASB’s ASU 2016-13 will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

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

Our directors and executive officers, as a group, beneficially owned approximately 39% of our outstanding common stock as of January 31, 2018. As a result of their ownership, the directors and executive officers have the ability for all practical purposes, by voting their shares in concert, to control the outcome of any matter submitted to our stockholders for approval, including the election of directors, which requires only a majority vote. The directors and executive officers may vote to cause us to take actions with which our other stockholders do not agree.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102. The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank, a technology and operations center and 106 branches. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties. (See Note 6 - “Premises and Equipment, Net and Other Assets” to the Consolidated Financial Statements for further information on the Company’s properties).

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

	Price Range
	High	Low	Cash Dividends Declared
2017
Fourth Quarter	$61.05	$50.90	$0.21
Third Quarter	57.90	48.20	0.21
Second Quarter	51.83	43.13	0.19
First Quarter	49.17	42.50	0.19

2016
Fourth Quarter	$47.23	$34.06	$0.19
Third Quarter	36.37	29.27	0.19
Second Quarter	32.00	27.53	0.18
First Quarter	30.35	25.57	0.18

As of January 31, 2018 there were 280 holders of record of our Common Stock. At that date, there were approximately 5,600 beneficial owners of our Common Stock. The closing price of our Common Stock on January 31, 2018 was $55.75 per share.

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

Stock Repurchases

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2017 there were 300,000 shares remaining that could be repurchased under the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

No purchases were made by or on behalf of the Company or any “affiliated purchase” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2017.

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2017 is presented in the table below. All of the Company’s stock-based compensation plans have been approved by the Company’s stockholders.  Additional information regarding stock-based compensation plans is presented in Note 13 – Stock-Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,412,393	$25.59	421,146
Equity compensation plans not approved by security holders	—	—	—
Total	1,412,393	$25.59	421,146

Performance Graph

The Company’s performance graph is incorporated by reference from “Company Performance” contained on the last page of this 10-K report.

Item 6. Selected Financial Data.

The following table sets forth certain historical consolidated financial data as of and for the five years ended December 31, 2017. The historical consolidated financial data has been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes included elsewhere in this report.

	At and for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Income Statement Data
Net interest income	$227,139	$203,828	$188,792	$181,351	$163,519
Provision for loan losses	8,512	11,519	7,675	3,072	1,258
Noninterest income	118,070	107,032	105,808	96,413	90,155
Noninterest expense	200,392	191,404	185,715	183,521	171,574
Net income	86,439	70,674	66,170	63,887	54,317
Balance Sheet Data
Total assets	$7,253,156	$7,018,952	$6,692,829	$6,574,972	$6,038,974
Securities	469,995	469,833	552,949	524,783	527,627
Total loans (net of unearned interest)	4,728,168	4,409,550	4,245,773	3,860,831	3,387,146
Allowance for loan losses	51,666	48,693	41,666	40,889	39,034
Deposits	6,415,045	6,248,057	5,973,358	5,904,704	5,419,519
Long-term borrowings	—	—	—	—	6,938
Junior subordinated debentures	31,959	31,959	31,959	26,804	26,804
Stockholders’ equity	775,629	711,094	655,510	609,314	556,997
Per Common Share Data
Net income – basic	$2.72	$2.27	$2.13	$2.07	$1.78
Net income – diluted	2.65	2.22	2.09	2.02	1.75
Cash dividends	0.80	0.74	0.70	0.65	0.60
Book value	24.32	22.49	21.02	19.65	18.17
Tangible book value (non-GAAP)(1)	22.28	20.36	18.78	17.86	16.38
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders’ equity	$775,629	$711,094	$655,510	$609,314	$556,997
Less goodwill	54,042	54,042	54,042	44,962	44,545
Less intangible assets, net	11,082	13,330	15,695	10,635	10,273
Tangible stockholders' equity (non-GAAP)	$710,505	$643,722	$585,773	$553,717	$502,179
Common shares outstanding	31,894,563	31,621,870	31,194,892	31,009,026	30,667,244
Tangible book value per share (non-GAAP)	$22.28	$20.36	$18.78	$17.86	$16.38
Selected Financial Ratios
Performance ratios:
Return on average assets	1.22%	1.04%	1.01%	1.00%	0.93%
Return on average stockholders’ equity	11.52	10.32	10.38	10.92	10.09
Cash dividends payout ratio	29.44	32.70	32.92	31.40	33.73
Net interest spread	3.20	3.08	2.98	2.94	2.89
Net interest margin	3.44	3.25	3.12	3.09	3.04
Efficiency ratio	58.05	61.57	63.04	66.07	67.64
Balance Sheet Ratios:
Average loans to deposits	72.22%	71.44%	67.34%	63.64%	62.69%
Average earning assets to total assets	93.41	93.10	93.02	92.71	92.65
Average stockholders’ equity to average assets	10.56	10.11	9.76	9.19	9.23
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	0.84%	0.80%	1.11%	0.88%	0.98%
Nonperforming and restructured assets to total assets	0.61	0.56	0.83	0.64	0.69

Allowance for loan losses to total loans	1.09	1.10	0.98	1.06	1.15
Allowance for loan losses to nonperforming and restructured loans	130.62	137.27	88.5	120.05	117.6
Net charge-offs to average loans	0.12	0.10	0.17	0.03	0.03

(1) Refer to the "Reconciliation of Tangible Book Value per Common Share (non-GAAP)" Table
(2) Tangible book value per common share is stockholders' equity less goodwill and intangible assets, net, divided by common shares outstanding.
This amount is a non-GAAP financial measure but has been included as it is considered to be a critical metric with which to analyze and evaluate the financial condition and capital strength of the Company. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis

(Dollars in thousands)

	December 31, 2017			December 31, 2016			December 31, 2015
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,547,207	$222,900	4.90%	$4,298,245	$205,111	4.76%	$3,930,470	$190,784	4.85%
Securities – taxable	425,372	7,171	1.69	443,907	5,229	1.17	486,851	5,492	1.13
Securities – tax exempt	31,909	1,134	3.55	39,491	1,484	3.75	40,854	1,511	3.70
Federal funds sold and interest-bearing deposits with banks	1,635,248	18,138	1.11	1,510,843	7,908	0.52	1,618,260	4,279	0.26
Total earning assets	6,639,736	249,343	3.76	6,292,486	219,732	3.48	6,076,435	202,066	3.33
Nonearning assets:
Cash and due from banks	176,364			175,066			177,479
Interest receivable and other assets	341,549			336,491			320,247
Allowance for loan losses	(49,269)			(45,168)			(41,522)
Total nonearning assets	468,644			466,389			456,204
Total assets	$7,108,380			$6,758,875			$6,532,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$775,851	$1,160	0.15%	$785,090	$808	0.10%	$734,529	$738	0.10%
Savings deposits	2,311,512	12,251	0.53	2,110,602	7,018	0.33	2,052,161	4,702	0.23
Time deposits	674,132	5,379	0.80	705,055	4,812	0.68	732,183	4,811	0.66
Short-term borrowings	1,776	17	0.97	1,799	7	0.38	2,766	4	0.15
Long-term borrowings	—	—	—	—	—	—	386	32	8.36
Junior subordinated debentures	31,959	2,122	6.64	31,959	2,096	6.54	28,005	1,966	7.02
Total interest-bearing liabilities	3,795,230	20,929	0.55	3,634,505	14,741	0.40	3,550,030	12,253	0.35
Interest-free funds:
Noninterest-bearing deposits	2,534,876			2,415,972			2,317,639
Interest payable and other liabilities	27,696			25,212			27,328
Stockholders’ equity	750,578			683,186			637,642
Total interest free funds	3,313,150			3,124,370			2,982,609
Total liabilities and stockholders’ equity	$7,108,380			$6,758,875			$6,532,639
Net interest income		$228,414			$204,991			$189,813
Net interest spread			3.20%			3.08%			2.98%
Effect of interest free funds			0.24%			0.17%			0.14%
Net interest margin			3.44%			3.25%			3.12%
(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2017. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

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

SUMMARY

The Company’s net income for 2017 was $86.4 million, or $2.65 per diluted share, compared to $70.7 million, or $2.22 per diluted share for 2016 and $66.2 million, or $2.09 per diluted share for 2015. Due to the signing of the Tax Cuts and Jobs Act, a write down of deferred tax assets of $4.3 million decreased earnings per share by approximately 14 cents in 2017. Net income in 2017 also included a gain of $2.5 million, net of income tax and fees, from the sale of an investment by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, and the effects of favorable resolutions of three problem loans which resulted in principal recovery of $894,000 and unaccrued interest income of $2.7 million. Net income for the year ended December 31, 2016 included a gain on the sale of other real estate owned totaling $1.2 million.

In 2017, net interest income was $227.1 million, compared to $203.8 million in 2016 and $188.8 million in 2015. The Company’s net interest margin increased to 3.44% for 2017, compared to 3.25% for 2016 and 3.12% for 2015. Internal loan growth and the increase in the federal funds rate of 75 basis points during 2017 contributed to the higher net interest income and margin in 2017. The provision for loan losses was $8.5 million in 2017 compared to $11.5 million in 2016 and $7.7 million in 2015. The higher provision in 2016 was largely due to loan downgrades related to the oil and gas service industry during the year. Net charge-offs to average loans for 2017 was 0.12%, compared to 0.10% for 2016 and 0.17% for 2015. Net charge-offs were slightly higher in 2015 partially due to a $3.0 million charge off on a portion of a nonaccrual loan.  Noninterest income totaled $118.1 million in 2017 compared to $107.0 million in 2016 and $105.8 million in 2015. The increase in noninterest income in 2017 was due to the $4.4 million gain from the sale of an investment mentioned above, increases in trust revenue, insurance commissions, debit card usage fees and non-sufficient funds fees. The increase in 2016 was due to growth in service charges on deposits, cash management revenue and trust revenue, partially offset by gains on securities in 2015. In 2015, noninterest income included gains on sales of securities of $9.3 million, including $2.1 million related to the redemption of warrants associated with a past loan transaction and $6.9 million sales of investments. Noninterest expense was $200.4 million in 2017 compared to $191.4 million in 2016 and $185.7 million in 2015. The increase in noninterest expense in 2017 was primarily due to salary increases and compensation expense related to the sale of the investment. The effective income tax rate for tax year ended 2017 was 36.6% compared to 34.5% for the tax year ended 2016 and 34.6% for the tax year ended 2015.

The Company’s assets at year-end 2017 totaled $7.3 billion, compared to $7.0 billion at December 31, 2016 and $6.7 billion at December 31, 2015. Loans totaled $4.7 billion compared to $4.4 billion for 2016 and $4.2 billion for 2015. Total deposits were $6.4 billion for 2017, $6.2 billion for 2016 and $6.0 billion for 2015. The Company’s liquidity remained high as its average loan-to-deposit ratio was 72.2% for 2017 compared to 71.4% for 2016 and 67.3% for 2015. Stockholders’ equity was $775.6 million compared to $711.1 million for 2016 and $655.5 million for 2015. Average stockholders’ equity to average assets was 10.56% at December 31, 2017, compared to 10.11% at December 31, 2016 and 9.76% at December 31, 2015.

Asset quality remained strong. Nonperforming and restructured assets were 0.61% of total assets at December 31, 2017, compared to 0.56% at December 31, 2016 and 0.83% at December 31, 2015. The decrease in nonperforming and restructured assets during 2016 was largely due to one relationship that was removed from a troubled debt restructuring status due to sustained improvement in financial condition, performance, and the commercially reasonable nature of its structure. Sales of other real estate owned also contributed to the decrease in nonperforming assets during 2016. The allowance for loan losses as a percentage of total loans was 1.09% for 2017 compared to 1.10% for 2016 and 0.98% for 2015. The allowance for loan losses as a percentage of nonperforming and restructured loans was 130.6% for 2017 compared to 137.3% for 2016 and 88.5% at year-end 2015.

On January 12, 2018, the Company acquired First Wagoner Corp. and its subsidiary bank, First Bank & Trust Company, with locations in Carney, Grove, Ketchum, Luther, Tulsa and Wagoner. First Bank & Trust Company had approximately $287 million in total assets, $248 million in loans, $250 million in deposits, and $36 million in equity capital. First Bank & Trust Company operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst, on February 16, 2018. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On January 12, 2018, the Company acquired First Chandler Corp. and its subsidiary bank, First Bank of Chandler, with two locations in Chandler.  First Bank of Chandler had approximately $86 million in total assets, $72 million in loans, $75 million in deposits, and $11 million in equity capital. The bank will operate as First Bank of Chandler until it is merged into BancFirst, which is expected to be during the third quarter of 2018. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On July 31, 2017, the Company completed a two-for-one stock split of the Company’s outstanding shares of common stock. The stock was issued in the form of a dividend on July 31, 2017 to shareholders of record of the outstanding common stock as of the close of business record date of July 17, 2017.  Stockholders received one additional share for each share held on that date. This was the second stock split for the Company since going public in 1993. All share and per share amounts in the consolidated financial statements and related notes have been retroactively adjusted to reflect this stock split for all periods presented.

Effective June 1, 2017, the Company organized a new wholly-owned captive insurance company named BancFirst Risk and Insurance. It insures certain risks of the Company and has entered into reinsurance agreements with a risk-sharing pool.

During the first quarter of 2016, the Company repurchased 200,000 shares of its common stock at an average price of $27.62 under the Company’s stock repurchase program.

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of three to eighteen years. Mortgage servicing rights are amortized based on current prepayment assumptions. Goodwill is not amortized, but is evaluated at a reporting unit level at least annually for impairment or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets, excluding mortgage servicing rights, are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the statement of comprehensive income. Mortgage servicing rights are adjusted to fair value periodically, if impaired.

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

The evaluation of intangible assets and goodwill for the year ended December 31, 2015 resulted in an impairment for goodwill of $368,000. The Company recorded the impairment loss after adopting a plan to close a small branch. Evaluation for the years ended December 31, 2017 and 2016 resulted in no impairments.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased in 2017 by $23.3 million, to a total of $227.1 million, compared to an increase of $15.0 million in 2016. In 2017, net income increased due to internal loan growth and the increase in the federal funds rate of 75 basis points during 2017. In 2016, net income increased due to internal loan growth, acquired loans from the Company’s October 2015 acquisition, recognition of $1.2 million of discounts from payoffs of acquired loans and the increase in the federal funds rate of 25 basis points during the fourth quarter of 2015.

Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin increased to 3.44% for 2017, compared to 3.25% for 2016 and 3.12% for 2015. Net interest margin increased in 2017 due to increased loans and federal funds rate described above. Net interest margin increased in 2016 due to increased loans and federal funds rate described above.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2017 and 2016. The negative rate variance in 2016 is due to maturing fixed-rate loans renewed at lower rates. See “Maturity and Rate Sensitivity of Loans” for additional discussion.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2017			Change in 2016
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$17,790	$11,609	$6,181	$14,327	$18,324	$(3,997)
Investments—taxable	1,942	(279)	2,221	(263)	(629)	366
Investments—tax exempt	(350)	(314)	(36)	(27)	(111)	84
Interest-bearing deposits with banks and federal funds sold	10,231	655	9,576	3,629	(287)	3,916
Total interest income	29,613	11,671	17,942	17,666	17,297	369
Interest Expense:
Transaction deposits	352	(58)	410	71	30	41
Savings deposits	5,234	840	4,394	2,316	190	2,126
Time deposits	567	(197)	764	1	(168)	169
Short-term borrowings	10	—	10	3	—	3
Long-term borrowings	—	—	—	(32)	(31)	(1)
Junior subordinated debentures	26	—	26	129	300	(171)
Total interest expense	6,189	585	5,604	2,488	321	2,167
Net interest income	$23,424	$11,086	$12,338	$15,178	$16,976	$(1,798)

(1)	The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Provision for Loan Losses

The Company’s provision for loan losses was $8.5 million for 2017, compared to $11.5 million for 2016 and $7.7 million for 2015. The higher provision for 2016 was largely due to loan downgrades related to the oil and gas service industry during the year. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $5.5 million for 2017 compared to $4.5 million for 2016 and $6.9 million for 2015. The net charge-offs equated to 0.12%, 0.10% and 0.17% of average loans for 2017, 2016 and 2015, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans.”

Noninterest Income

Noninterest income was $118.1 million in 2017 versus $107.0 million in 2016 and $105.8 million in 2015. Total noninterest income increased $11.0 million in 2017, or 10.3%. This compares to an increase of $1.2 million in 2016, or 1.2%. The increase in noninterest income in 2017 was due to the $4.4 million gain from the sale of an investment by Council Oak Investment Corporation, increases in trust revenue, insurance commissions, debit card usage fees and non-sufficient funds fees. The increase in 2016 was primarily due to growth in service charges on deposits, cash management revenue and trust revenue, partially offset by gains on securities in 2015. The Company’s operating noninterest income has increased in each of the last five years due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth.  The Company had fees from debit card usage totaling $26.2 million, $24.1 million and $22.7 million for the years 2017, 2016 and 2015, respectively. This represents 22.2%, 22.5% and 21.5% of the Company’s noninterest income for the years 2017, 2016 and 2015, respectively.  In addition, the Company had non-sufficient funds fees totaling $28.8 million, $26.9 million and $24.9 million in 2017, 2016 and 2015, respectively.  This represents 24.4%, 25.1%, and 23.6% of the Company’s noninterest income for the years 2017, 2016 and 2015, respectively.

The Company recognized a gain of $4.4 million from the sale of an investment by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst in 2017. During 2016, the Company recognized a net loss on the sale of securities of $59,000. During 2015, the Company had net gains of $9.3 million, including $2.1 million related to the redemption of warrants associated with a past loan transaction, $5.2 million from the sale of an investment by the Company’s wholly-owned subsidiary, Council Oak Partners, LLC and $1.7 million from the sale of an investment by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. The Company has the ability and intent to hold securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost.

The Company earned $2.9 million on the sale of loans in 2017 compared to $2.8 million in 2016 and $2.0 million in 2015.

Noninterest Expense

Total noninterest expense increased by $9.0 million, or 4.7% to $200.4 million for 2017. This compares to an increase of $5.7 million, or 3.1%, for 2016. The increase in noninterest expense in 2017 was primarily due to salary increases and compensation expense related to the sale of the Council Oak investment. The increase in noninterest expense in 2016 was primarily due to salary increases and the Company’s acquisition in the fourth quarter of 2015, which added $1.6 million. This was partially offset by gains on sale of other real estate owned totaling $1.2 million. Noninterest expense in 2015 included acquisition costs of approximately $965,000. In addition, the Company recorded an impairment loss of $368,000, which is included in noninterest expense, after adopting a plan in 2015 to close a small branch.

Noninterest expense included deposit insurance expense which totaled $2.3 million for the year ended December 31, 2017, compared to $2.9 million for the year ended December 31, 2016 and $3.4 million for the year ended December 31, 2015. The decrease in 2016 was due to a decline in rates assessed by the FDIC beginning in the third quarter of 2016.

Income Taxes

Income tax expense totaled $49.9 million in 2017, compared to $37.3 million in 2016 and $35.0 million in 2015. The effective tax rates for 2017, 2016 and 2015 were 36.6%, 34.5% and 34.6% respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense. The increase in 2017 was due to the write down on deferred tax assets due to the signing of the Tax Cuts and Jobs Act.

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

FINANCIAL POSITION

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the funds market that has resulted in a low overnight funds rate, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period which increased 0.75% during 2017 from 0.75% to 1.50% and increased 0.25% in December 2016 from 0.50% to 0.75%.

The amount of cash, federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing, and the Company’s requirements for liquidity, operating cash and reserves, available yields and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. The aggregate of cash and due from banks, interest-bearing deposits with banks and federal funds sold decreased $92.6 million from December 31, 2016 to December 31, 2017, and increased $253.0 million from December 31, 2015 to December 31, 2016. The decrease in 2017 was due to an increase in loans. The increase in 2016 was due to an increase in deposits.

Securities

For the year ended December 31, 2017, total securities increased $162,000, or 0.03%, to $470.0 million. This compares to a decrease of $83.1 million, or 15.0%, in 2016 and an increase of $28.2 million, or 5.4%, in 2015. The decrease in 2016 was due primarily to maturities. The increase in 2015 was the result of an increase in U.S. Treasury securities that were purchased to satisfy collateral requirements for year-end public deposit balances. Securities available for sale represented 99.5% of the total securities portfolio at December 31, 2017, compared to 99.1% of total securities portfolio at December 31, 2016 and 98.4% of the total securities portfolio at December 31, 2015. Securities available for sale had a net unrealized loss of $3.1 million at December 31, 2017, compared to a net unrealized gain of $153,000 million at December 31, 2016 and a net unrealized gain of $2.5 million at December 31, 2015. These unrealized gains and losses are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a loss of $2.3 million, and gains of $94,000 and $1.5 million for December 31, 2017, 2016 and 2015, respectively.  The unrealized losses in 2017 are primarily due to the Federal Reserve increasing interest rates throughout the year.  The unrealized gains decreased in 2016 primarily due to the Federal Reserve increasing rates at the end of the year.  The unrealized gains decreased in 2015 primarily due to the reclassification of an unrealized gain on one investment of $3.3 million from other comprehensive income to a realized gain by Council Oak Partners, LLC, a wholly-owned subsidiary of the Company. The realized gain is reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

SECURITIES

	December 31,
	2017	2016	2015
	(Dollars in thousands)
Held for Investment (at amortized cost)
Mortgage-backed securities	$187	$252	$347
States and political subdivisions	1,605	3,613	7,942
Other securities	500	500	500
Total	$2,292	$4,365	$8,789
Estimated fair value	$2,303	$4,403	$8,850
Available for Sale (at estimated fair value)
U.S. Treasury, other federal agencies and mortgage-backed securities	$419,629	$417,857	$483,447
States and political subdivisions	42,370	41,042	50,920
Other securities	5,704	6,569	9,793
Total	$467,703	$465,468	$544,160
Total Securities	$469,995	$469,833	$552,949

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, the Company also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. As of December 31, 2017, the Company had net unrealized losses due to decreases in market interest rates from the yields available at the time the underlying securities were purchased and a credit concern for a preferred equity investment, not due to interest, from Council Oak Partners LLC, a wholly-owned subsidiary of the Company. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for similar investments decline. Furthermore, as of December 31, 2017, management had no intent or requirement to sell before the recovery of the unrealized loss; therefore, no significant impairment loss was realized in the Company’s consolidated statement of comprehensive income.

MATURITY DISTRIBUTION OF SECURITIES

The following maturity distribution of securities table summarizes the weighted average maturity and weighted average taxable equivalent yields of the securities portfolio at December 31, 2017. The Company manages its securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represent 89.6% of the total portfolio.  For the interest rate sensitivity of securities see the table in item 7A.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
Mortgage-backed securities	$2	2.92%	$185	5.35%	$—	—%	$—	—%	$187	5.33%
State and political subdivisions	1,035	2.53	570	3.94	—	—	—	—	1,605	3.04
Other securities	—	—	—	—	500	0.85	—	—	500	0.85
Total	$1,037	2.53	$755	4.30	$500	0.85	$—	—	$2,292	2.76
Percentage of total	45.3%		32.9%		21.8%		—%		100.0%
Available for Sale
U.S. Treasury other federal agencies and mortgage- backed securities	$100,327	1.13%	$285,091	1.71%	$33,860	2.11%	$351	1.42%	$419,629	1.61%
State and political subdivisions	13,312	2.94	20,823	3.27	5,493	5.70	2,742	5.44	42,370	3.63
Other securities	—	—	—	—	—	—	5,704	8.15	5,704	8.15
Total	$113,639	1.35	$305,914	1.82	$39,353	2.61	$8,797	7.04	$467,703	1.87
Percentage of total	24.3%		65.4%		8.4%		1.9%		100.0%
Total securities	$114,676	1.36%	$306,669	1.83%	$39,853	2.59%	$8,797	7.04%	$469,995	1.87%
Percentage of total	24.4%		65.2%		8.5%		1.9%		100.0%

*	Yield on a taxable equivalent basis

Loans

The Company has historically generated loan growth from both internal originations and bank acquisitions. Total loans held for investment increased $321.8 million, or 7.3%, to $4.7 billion in 2017 compared to an increase of $168.2 million, or 4.0%, in 2016 and an increase of $380.7 million, or 9.9%, in 2015. Loans increased in 2017 and 2016 due to internal growth.  Loans increased in 2015 due to both internal growth and an acquisition.

Composition

The Company’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in real estate, light manufacturing, retail and service industries. Consumer loans were comprised primarily of loans to individuals for automobiles.

LOANS BY CATEGORY

	December 31,
	2017		2016		2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$1,395,460	29.55%	$1,170,963	26.61%	$1,116,883	26.39%	$1,053,486	27.35%	$857,771	25.37%
Real estate— construction	437,277	9.26	420,884	9.57	403,664	9.54	356,621	9.26	284,808	8.43
Real estate— one to four family	875,766	18.55	846,360	19.23	821,251	19.41	766,362	19.90	697,434	20.63
Real estate—farmland, multifamily and commercial	1,729,119	36.62	1,682,321	38.23	1,606,614	37.96	1,407,750	36.55	1,290,076	38.16
Consumer	284,373	6.02	279,704	6.36	283,636	6.70	267,179	6.94	250,588	7.41
Total	$4,721,995	100.00%	$4,400,232	100.00%	$4,232,048	100.00%	$3,851,398	100.00%	$3,380,677	100.00%

Commercial, Financial, Other

Commercial, financial, and other loans represent loans for working capital, facilities acquisition or expansion, purchase of equipment and other needs of commercial customers primarily located within Oklahoma. Loans in this category include commercial and industrial, oil and gas, agriculture and state and political subdivisions.

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

The majority of loans originated within the energy sector support oil and gas production, are primarily secured by those producing properties and are governed by a borrowing base agreement that is tested timely and regularly.  The Company also originates loans to businesses and individuals in the energy services sector which includes loans for the fabrication, sale and service of various energy service equipment, site preparation and mapping services, disposal services, etc.  These loans are primarily secured by accounts receivable, inventory and/or equipment.

At December 31, 2017, commercial, financial and other loans totaled $1.4 billion. Approximately $995.2 million were commercial and industrial loans, $95.6 million were oil and gas production and equipment loans, $141.2 million were agriculture loans and the remaining were either state and political subdivisions or other loans.

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

At December 31, 2017, real estate loans were approximately 64% of total loans. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards.

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

MATURITY AND RATE SENSITIVITY OF LOANS

The following table presents the Maturity and Rate Sensitivity of Loans at December 31, 2017. Many of the loans with maturities of one year or less are renewed at existing or similar terms after scheduled principal reductions. Also approximately 46% of loans had adjustable interest rates at December 31, 2017.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and other	$970,516	$318,886	$106,058	$1,395,460
Real estate—construction	355,123	58,119	24,035	437,277
Real estate—one to four family	165,793	211,124	498,849	875,766
Real estate—farmland, multifamily and commercial	611,918	510,310	606,891	1,729,119
Consumer	30,894	218,417	35,062	284,373
Total	$2,134,244	$1,316,856	$1,270,895	$4,721,995
Loans with predetermined interest rates	$724,290	$990,524	$842,194	$2,557,008
Loans with adjustable interest rates	1,409,954	326,332	428,701	2,164,987
Total	$2,134,244	$1,316,856	$1,270,895	$4,721,995
Percentage of total	45.2%	27.9%	26.9%	100.0%

Since 2009 the Company has set rate floors on the majority of its adjustable rate loans.

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Assets

During 2017, nonperforming and restructured assets increased $4.6 million to $44.0 million. This compares to a decrease of $16.0 million for 2016 and an increase of $13.2 for 2015. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.61%, 0.56% and 0.83% of total assets at December 31, 2017, 2016 and 2015, respectively. The decrease in nonperforming and restructured assets in 2016 was due to one relationship that was re-evaluated and removed from restructured loans due to sustained improvement in financial condition, performance and the commercially reasonable nature of its structure.

Nonaccrual loans have increased from $14.4 million at the end of 2013 to $31.9 million at the end of 2017. Nonaccrual loans had small increases during 2016 and 2017. During 2015, nonaccrual loans increased due to the downgrade of a single commercial loan. Nonaccrual loans increased in 2014 compared to 2013 due primarily to the acquisition of nonperforming loans from the Bank of Union. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.8 million for 2017 and $2.0 million for both 2016 and 2015. Only a small amount of this interest is expected to be ultimately collected.

Restructured loans increased $3.0 million in 2017, decreased $13.4 million in 2016 and decreased $1.4 million in 2015, as shown in the table below. The decrease in restructured loans in 2016 was due to one relationship that was re-evaluated and removed from restructured loans due to sustained improvement in financial condition, performance and the commercially reasonable nature of its structure. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for loan losses. At December 31, 2017, the allowance for loan losses as a percentage of nonperforming and restructured loans was 130.62%, compared to 137.27%, at the end of 2016 and 88.50%, at the end of 2015. The level of nonperforming loans and loan losses could rise over time as a result of adverse economic conditions.

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

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Past due 90 days or more and still accruing	$2,893	$1,962	$1,841	$1,135	$1,179
Nonaccrual	31,943	31,798	30,096	16,410	14,390
Restructured	4,720	1,713	15,143	16,515	17,624
Total nonperforming and restructured loans	39,556	35,473	47,080	34,060	33,193
Other real estate owned and repossessed assets	4,424	3,866	8,214	8,079	8,386
Total nonperforming and restructured assets	$43,980	$39,339	$55,294	$42,139	$41,579
Nonperforming and restructured loans to total loans	0.84%	0.80%	1.11%	0.88%	0.98%
Nonperforming and restructured assets to total assets	0.61%	0.56%	0.83%	0.64%	0.69%

Potential problem loans are performing loans to borrowers with a weakened financial condition or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $7.7 million, $7.5 million and $4.9 million of these loans at December 31, 2017, 2016 and 2015, respectively. Potential problem loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

The allowance for loan losses is management’s estimate of the probable losses incurred in the Company’s loan portfolio through the balance sheet date. Management’s process for determining the amount of the allowance for loan losses is described under Critical Accounting Policies and Estimates. The balance of the allowance for loan losses has increased in each of the past three years, but the change in the ratio to total loans has remained relatively small. At December 31, 2017, the Company’s allowance for loan losses represented 1.09% of total loans, compared to 1.10% at December 31, 2016 and 0.98% at December 31, 2015. The overall credit quality of the Company’s loan portfolio has remained stable. Net charge-offs were $5.5 million, $4.5 million and $6.9 million for the years ended 2017, 2016 and 2015, respectively. The amount of net loan charge-offs is relatively low, equating to 0.12%, 0.10% and 0.17% of average total loans for the years ended December 31, 2017, 2016 and 2015, respectively. Although the national economy and the credit markets are improving, if unforeseen adverse changes occur, it would be reasonable to expect that the allowance for loan losses would increase in future periods.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$48,693	$41,666	$40,889	$39,034	$38,725
Charge-offs:
Commercial, financial and other	(5,081)	(3,353)	(5,212)	(933)	(447)
Real estate	(961)	(431)	(1,338)	(868)	(426)
Consumer	(923)	(1,123)	(775)	(818)	(687)
Total charge-offs	(6,965)	(4,907)	(7,325)	(2,619)	(1,560)
Recoveries:
Commercial, financial and other	1,114	165	222	805	291
Real estate	130	85	60	366	106
Consumer	182	165	145	231	214
Total recoveries	1,426	415	427	1,402	611
Net charge-offs	(5,539)	(4,492)	(6,898)	(1,217)	(949)
Provision charged to operations	8,512	11,519	7,675	3,072	1,258
Balance at end of period	$51,666	$48,693	$41,666	$40,889	$39,034
Average loans	$4,547,207	$4,298,245	$3,930,470	$3,643,018	$3,281,303
Total loans	$4,728,168	$4,409,550	$4,245,773	$3,860,831	$3,387,146
Net charge-offs to average loans	0.12%	0.10%	0.17%	0.03%	0.03%
Allowance to total loans	1.09%	1.10%	0.98%	1.06%	1.15%
Allocation of the allowance by category of loans:
Commercial, financial and other	$17,187	$15,247	$13,161	$14,056	$9,748
Real estate	30,741	30,192	25,522	24,257	26,481
Consumer	3,738	3,254	2,983	2,576	2,805
Total	$51,666	$48,693	$41,666	$40,889	$39,034
Percentage of allowance in each category to total allowance:
Commercial, financial and other	33.27%	31.31%	31.59%	34.38%	24.97%
Real estate	59.50	62.01	61.25	59.32	67.84
Consumer	7.23	6.68	7.16	6.30	7.19
Total	100.00%	100.00%	100.00%	100.00%	100.00%

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The credit component of the adjustment was $1.2 million at December 31, 2017 and $2.0 million at December 31, 2016, while the acquired loans outstanding were $118.6 million and $154.8 million, respectively.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $65.1 million, $67.4 million and $69.7 million at December 31, 2017, 2016 and 2015, respectively.

Other assets include the cash surrender value of key-man life insurance policies. The balance of cash surrender value of key-man life insurance policies was $73.1 million, $70.3 million and $67.9 million at December 31, 2017, 2016 and 2015, respectively.

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

Historically, the Bank is more liquid than its peers. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the Bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2018, the Bank had approximately $100.8 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2017, the Bank declared four common stock dividends totaling $25.7 million and two preferred stock dividends totaling $1.9 million.

Deposits

Total deposits increased $167.0 million to $6.4 billion, an increase of 2.7% in 2017, compared to an increase of $274.7 million or 4.6% in 2016, and an increase of $68.7 million or 1.2% in 2015. Total deposits increased during 2017 due to internal growth.  Total deposits increased during 2016 primarily due to an influx of funds at the end of the year.  Total deposits at year end 2015 increased primarily due to the acquisition of Bank of Commerce. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.1%, 98.0% and 98.0% at December 31, 2017, 2016 and 2015, respectively. Noninterest-bearing deposits to total deposits were 39.8% at December 31, 2017, compared to 40.4% at December 31, 2016 and 40.3% at December 31, 2015.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Average Balances
Demand deposits	$2,534,876	$2,415,972	$2,317,639	$2,197,474	$1,952,582
Interest-bearing transaction deposits	775,851	785,090	734,529	750,603	653,893
Savings deposits	2,311,512	2,110,602	2,052,161	1,992,673	1,827,575
Time deposits	674,132	705,055	732,183	783,958	799,817
Total deposits	$6,296,371	$6,016,719	$5,836,512	$5,724,708	$5,233,867

PERCENTAGE OF TOTAL AVERAGE DEPOSITS AND AVERAGE RATES PAID

	2017		2016		2015		2014		2013
	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Demand deposits	40.27%		40.16%		39.71%		38.39%		37.31%
Interest-bearing transaction deposits	12.32	0.15%	13.05	0.10%	12.59	0.10%	13.11	0.10%	12.49	0.10%
Savings deposits	36.71	0.53	35.08	0.33	35.16	0.23	34.81	0.23	34.92	0.23
Time deposits	10.70	0.80	11.71	0.68	12.54	0.66	13.69	0.71	15.28	0.84
Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%
Average rate paid on interest- bearing deposits		0.50%		0.35%		0.29%		0.31%		0.35%

MATURITY OF TIME DEPOSITS

The following table shows the maturity of time deposits of $100,000 or more:

December 31, 2017
(Dollars in thousands)
Three months or less	$62,849
Over three months through six months	53,146
Over six months through twelve months	73,459
Over twelve months	130,357
Total	$319,811

At December 31, 2017, 59.2% of the Company’s time deposits of $100,000 or more mature in one year or less.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $900,000 at December 31, 2017 and $500,000 at December 31, 2016.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $692.6 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2017, the Company had the ability to draw up to $551.2 million on the FHLB line of credit based on FHLB stock holdings of $552,300 with no advances outstanding. In addition, the Company has a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020. During 2015, the Company advanced $3.0 million on this line of credit related to the acquisition of Bank of Commerce. This borrowing was paid off before year end 2015.

Capital Resources

Stockholders’ equity totaled $775.6 million at December 31, 2017, compared to $711.1 million at December 31, 2016. In addition to net income of $86.4 million, other changes in stockholders’ equity during the year ended December 31, 2017 included $4.8 million related to stock option exercises and $1.2 million related to stock-based compensation, that were partially offset by $25.5 million in dividends and reduction in unrealized gains of $2.4 million. The Company’s average stockholders’ equity to average assets for 2017 was 10.56%, compared to 10.11% for 2016 and 9.76% for 2015. The Company’s leverage ratio and total risk-based capital ratios at December 31, 2017 were well in excess of the regulatory requirements. Banking institutions are generally expected to maintain capital well above the minimum levels. Junior subordinated debentures are included in BancFirst Corporation’s Tier I capital.

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

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2017 there were 300,000 shares remaining that could be repurchased under the SRP. For the year ended December 31, 2016, the Company repurchased 200,000 shares of its common stock for $5.5 million at an average price of $27.62 per share under the SRP.  For the year ended December 31, 2015, the Company repurchased 56,894 shares of its common stock for $1.7 million at an average price of $29.10 per share under the SRP.

Future dividend payments will be determined by the Company’s Board of Directors considering the earnings, financial condition and capital needs of the Company and the Bank, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2018.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

CONTRACTUAL OBLIGATIONS

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations, by payment due period, as of December 31, 2017.

	Payment Due By Period
	Less Than One Year	1 to 3 Years	3 to 5 Years	Over Five Years	Indeterminate Maturity	Total
	(Dollars in thousands)
Junior subordinated debentures (1)	$2,042	$4,085	$4,085	$54,390	$—	$64,602
Operating lease payments	1,143	1,804	923	573	—	4,443
Time deposits	412,312	165,459	77,932	110	—	655,813
Total contractual cash obligations	$415,497	$171,348	$82,940	$55,073	$—	$724,858

(1)	Includes principal and interest

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

The ALCO uses gap analysis to monitor interest rate sensitivity based on the maturity and repricing frequencies of its earning assets and interest-bearing liabilities. This analysis indicates that the Company’s position is asset-sensitive, with a positive gap of $240 million for the zero to 12 month interval at December 31, 2017 which was 3.56% of total assets.  Period gaps in the over 24 month time periods are negative, reflecting the Company’s avoidance of extending the maturities of its earning assets.

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

As of December 31, 2017, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 3.23% and 6.49%, respectively, relative to the base case over the next 12 months. Conversely, the model simulation projected that a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 3.27% relative to the base case over the next 12 months. The likelihood of a decrease in interest rates beyond 100 basis points as of December 31, 2017 was considered to be remote given the current interest rate environment.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2017.

	Avg.	Expected Maturity / Principal Repayments at December 31,
	Rate	2018	2019	2020	2021	2022	Thereafter	Balance	Fair Value
		(Dollars in thousands)
Interest Sensitive Assets
Loans	4.90%	$2,427,872	$677,600	$570,407	$390,318	$322,671	$333,127	$4,721,995	$4,715,274
Securities	1.82	169,280	115,076	77,874	94,240	867	12,658	469,995	470,006
Federal funds sold and interest-bearing deposits	1.11	1,542,471	—	—	—	—	—	1,542,471	1,542,471
Interest Sensitive Liabilities
Savings and transaction deposits	0.43	3,209,082	—	—	—	—	—	3,209,082	3,120,543
Time deposits	0.80	412,312	115,711	49,748	41,831	36,101	110	655,813	656,355
Short-term borrowings	0.97	900	—	—	—	—	—	900	900
Junior subordinated debentures	6.64	—	—	—	—	—	31,959	31,959	34,661
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	1,839
Letters of credit		—	—	—	—	—	—	—	428

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BancFirst Corporation (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2013.

/s/ BKD, LLP

Oklahoma City, Oklahoma
March 1, 2018

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2017	2016
ASSETS
Cash and due from banks	$216,104	$183,921
Interest-bearing deposits with banks	1,541,771	1,666,540
Federal funds sold	700	700
Securities (fair value: $470,006 and $469,871, respectively)	469,995	469,833
Loans held for sale	6,173	9,318
Loans (net of unearned interest)	4,721,995	4,400,232
Allowance for loan losses	(51,666)	(48,693)
Loans, net of allowance for loan losses	4,670,329	4,351,539
Premises and equipment, net	134,088	126,771
Other real estate owned	4,136	3,526
Intangible assets, net	11,082	13,330
Goodwill	54,042	54,042
Accrued interest receivable and other assets	144,736	139,432
Total assets	$7,253,156	$7,018,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,550,150	$2,526,842
Interest-bearing	3,864,895	3,721,215
Total deposits	6,415,045	6,248,057
Short-term borrowings	900	500
Accrued interest payable and other liabilities	29,623	27,342
Junior subordinated debentures	31,959	31,959
Total liabilities	6,477,527	6,307,858
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 31,894,563 and 31,621,870, respectively	31,895	31,622
Capital surplus	107,481	101,730
Retained earnings	638,580	577,648
Accumulated other comprehensive (loss) income, net of income tax of $(795) and $59, respectively	(2,327)	94
Total stockholders' equity	775,629	711,094
Total liabilities and stockholders' equity	$7,253,156	$7,018,952

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
INTEREST INCOME
Loans, including fees	$222,022	$204,467	$190,292
Securities:
Taxable	7,171	5,229	5,492
Tax-exempt	737	964	982
Federal funds sold	61	1	14
Interest-bearing deposits with banks	18,077	7,908	4,265
Total interest income	248,068	218,569	201,045
INTEREST EXPENSE
Deposits	18,790	12,638	10,251
Short-term borrowings	17	7	4
Long-term borrowings	—	—	32
Junior subordinated debentures	2,122	2,096	1,966
Total interest expense	20,929	14,741	12,253
Net interest income	227,139	203,828	188,792
Provision for loan losses	8,512	11,519	7,675
Net interest income after provision for loan losses	218,627	192,309	181,117
NONINTEREST INCOME
Trust revenue	12,002	10,630	9,091
Service charges on deposits	65,552	62,233	57,651
Securities transactions (includes accumulated other comprehensive income reclassifications of $17, $15 and $3,814, respectively)	4,060	(59)	9,269
Income from sales of loans	2,921	2,825	1,968
Insurance commissions	16,811	15,559	14,791
Cash management	11,155	10,616	7,510
(Loss) gain on sale of other assets	(60)	46	79
Other	5,629	5,182	5,449
Total noninterest income	118,070	107,032	105,808
NONINTEREST EXPENSE
Salaries and employee benefits	125,149	119,662	113,083
Occupancy, net	12,591	12,313	11,512
Depreciation	9,603	10,114	9,966
Amortization of intangible assets	2,188	2,269	1,935
Data processing services	4,654	4,796	4,579
Net expense (income) from other real estate owned	421	(747)	324
Marketing and business promotion	7,389	7,236	6,986
Deposit insurance	2,261	2,904	3,358
Other	36,136	32,857	33,972
Total noninterest expense	200,392	191,404	185,715
Income before taxes	136,305	107,937	101,210
Income tax expense	49,866	37,263	35,040
Net income	$86,439	$70,674	$66,170
NET INCOME PER COMMON SHARE
Basic	$2.72	$2.27	$2.13
Diluted	$2.65	$2.22	$2.09
OTHER COMPREHENSIVE INCOME
Unrealized losses on securities, net of tax of $861, $897 and $207, respectively	$(2,431)	$(1,424)	$(327)
Reclassification adjustment for gains included in net income, net of tax of $(7), $6 and $1,475, respectively	10	(9)	(2,339)
Other comprehensive loss, net of tax of $854, $903 and $1,682, respectively	(2,421)	(1,433)	(2,666)
Comprehensive income	$84,018	$69,241	$63,504

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	31,621,870	$31,622	31,194,892	$31,194	31,009,026	$31,008
Shares issued	272,693	273	626,978	628	242,760	242
Shares acquired and canceled	—	—	(200,000)	(200)	(56,894)	(56)
Issued at end of period	31,894,563	$31,895	31,621,870	$31,622	31,194,892	$31,194
CAPITAL SURPLUS
Balance at beginning of period		$101,730		$87,268		$81,337
Common stock issued		4,571		9,305		3,023
Tax effect of stock options		—		3,521		1,191
Stock-based compensation arrangements		1,180		1,636		1,717
Balance at end of period		$107,481		$101,730		$87,268
RETAINED EARNINGS
Balance at beginning of period		$577,648		$535,521		$492,776
Net income		86,439		70,674		66,170
Dividends on common stock ($0.80, $0.74 and $0.70 per share, respectively)		(25,507)		(23,124)		(21,799)
Common stock acquired and canceled		—		(5,423)		(1,626)
Balance at end of period		$638,580		$577,648		$535,521
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized gains (losses) on securities:
Balance at beginning of period		$94		$1,527		$4,193
Net change		(2,421)		(1,433)		(2,666)
Balance at end of period		$(2,327)		$94		$1,527
Total stockholders’ equity		$775,629		$711,094		$655,510

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,439	$70,674	$66,170
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	8,512	11,519	7,675
Depreciation and amortization	11,791	12,383	11,901
Net amortization of securities premiums and discounts	(148)	128	1,020
Realized securities (gains) losses	(4,060)	59	(9,269)
Gain on sales of loans	(2,921)	(2,825)	(1,968)
Cash receipts from the sale of loans originated for sale	211,569	189,620	171,723
Cash disbursements for loans originated for sale	(205,574)	(182,425)	(174,047)
Deferred income tax provision (benefit)	4,383	(2,048)	(1,903)
Loss/(gain) on other assets	46	(1,252)	(65)
Increase in interest receivable	(3,284)	(1,497)	(991)
Increase/(decrease) in interest payable	366	69	(105)
Amortization of stock-based compensation arrangements	1,180	1,636	1,717
Excess tax benefit from stock-based compensation arrangements	(2,601)	—	—
Other, net	(1,173)	(5,500)	6,301
Net cash provided by operating activities	104,525	90,541	78,159
INVESTING ACTIVITIES
Net cash and due from banks paid for acquisitions	—	—	(4,007)
Net (increase)/decrease in federal funds sold	—	(700)	13,256
Purchases of held for investment securities	(220)	(838)	(1,771)
Purchases of available for sale securities	(85,777)	(224,655)	(91,136)
Proceeds from maturities, calls and paydowns of held for investment securities	2,293	5,260	2,103
Proceeds from maturities, calls and paydowns of available for sale securities	79,063	300,345	55,689
Proceeds from sales of available for sale securities	5,412	481	10,850
Net change in loans	(331,362)	(176,594)	(243,976)
Purchases of premises, equipment and computer software	(18,007)	(10,835)	(11,263)
Proceeds from the sale of other real estate owned and other assets	4,038	9,519	4,957
Net cash used in investing activities	(344,560)	(98,017)	(265,298)
FINANCING ACTIVITIES
Net change in deposits	166,988	274,699	(106,422)
Net change in short-term borrowings	400	—	(3,482)
Issuance of common stock, net	4,844	13,354	4,428
Common stock acquired	—	(5,523)	(1,654)
Cash dividends paid	(24,783)	(22,770)	(21,449)
Net cash provided by (used in) financing activities	147,449	259,760	(128,579)
Net (decrease)/increase in cash, due from banks and interest-bearing deposits	(92,586)	252,284	(315,718)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,850,461	1,598,177	1,913,895
Cash, due from banks and interest-bearing deposits at the end of the period	$1,757,875	$1,850,461	$1,598,177
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$20,563	$14,673	$12,255
Cash paid during the period for income taxes	$41,058	$32,700	$33,531
Noncash investing and financing activities:
Unpaid common stock dividends declared	$6,693	$5,969	$5,615

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., BancFirst Risk and Insurance Company, and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate Inc. and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts from 2016 and 2015 have been reclassified to conform to the 2017 presentation. These reclassifications were not material to the Company’s financial statements.

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

One-to-four family residential real estate loans are made in accordance with underwriting policies and are fully documented. Credit worthiness is assessed based on significant credit characteristics including credit history and residential and employment stability. These loans include first liens, junior liens and home equity lines of credit. The composition of this portfolio is primarily first liens, which comprise approximately 82% of the portfolio, with junior liens comprising approximately 10%, and home equity lines of credit comprising approximately 8%. The Company does not engage in any hybrid loan programs. In addition, the Company does not have any exposure to loans with negative amortization, interest rate carryover or discounting of the initial rates (teaser rates).

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of three to eighteen years. Mortgage servicing rights are amortized based on current prepayment assumptions. Goodwill is not amortized, but is evaluated at a reporting unit level at least annually for impairment, or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets, excluding mortgage servicing rights, are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the statement of comprehensive income. Mortgage servicing rights are adjusted to fair value periodically, if impaired.

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

Recent Accounting Pronouncements

Standards Adopted During Current Period:

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-08, “Receivables – Nonrefundable Fees and Other Cost (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. The Company opted for early adoption of ASU 2017-08, as was permitted, on January 1, 2017. ASU 2017-08 did not have a significant impact on the Company’s financial statements and no prior periods were adjusted.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Under ASU 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur. Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available. Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital. Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case. ASU 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. The Company elected to account for forfeitures as they occur. ASU 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions. ASU 2016-09 was adopted on January 1, 2017 and did not have a significant impact on the Company’s financial statements. In addition, ASU 2016-09 was applied prospectively and no prior periods were adjusted. The excess tax benefit for share-based payment awards that were exercised during the year ended December 31, 2017 was approximately $2.6 million.

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

Standards Not Yet Adopted:

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about types of changes to the terms of conditions of share-based payment awards that would require an entity to apply modification accounting under ASC 718. ASU 2017-09 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 removes the second step of goodwill testing. ASU 2017-04 will be effective for the Company on January 1, 2020, with earlier adoption permitted and is not expected to have a significant impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business. ASU 2017-01 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 will be effective for the Company on January 1, 2018. The Company is currently evaluating the potential impact of ASU 2016-15 on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 requires enhanced disclosures related to the significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements. In that regard, the Company has formed a task force under the direction of its Chief Financial Officer. The Company is currently developing an implementation plan to include assessment of process, portfolio segmentation, model development, system requirements and the identification of data and resource need, among other things.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” ASU 2016-01 require all equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income. In addition, the amendment will require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 will be effective for the Company on January 1, 2018. Adoption of ASU 2016-01 is not expected to have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customer (Topic 606).” ASU 2014-09 implements a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in a manner that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of our revenue stream. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606).” ASU 2015-14 is an amendment to defer the effective date of ASU N. 2014-09. ASU 2014-09 will be effective for the Company on January 1, 2018. Adoption of ASU 2014-09 will require the Company to amend how it recognizes reward fees related to debit card transactions, which are recorded in non-interest income; however, the Company does not expect the adoption of ASU 2014-09 to have a significant impact on the Company’s financial statements.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On January 12, 2018, the Company acquired First Wagoner Corp. and its subsidiary bank, First Bank & Trust Company and First Chandler Corp. and its subsidiary bank, First Bank of Chandler. See Note (24) for additional information on this subsequent event.

On July 31, 2017, the Company completed a two-for-one stock split of the Company’s outstanding shares of common stock. The stock was payable in the form of a dividend on or about July 31, 2017 to shareholders of record of the outstanding common stock as of the close of business record date of July 17, 2017.  Stockholders received one additional share for each share held on that date.

This was the second stock split for the Company since going public. All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect this stock split for all periods presented.

Effective June 1, 2017, the Company organized a new captive insurance company named BancFirst Risk and Insurance Company (“the Captive”).  The Captive is a wholly-owned subsidiary of BancFirst Corporation and is regulated by the Oklahoma Insurance Department. It insures certain risks of the Company and has entered into reinsurance agreements with a risk-sharing pool.

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

(3) CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with the Federal Reserve Bank and various other financial institutions primarily for the purpose of holding excess liquidity and clearing cash items. It may also sell federal funds to certain of these institutions on an overnight basis. At December 31, 2017 and 2016, the Company had no significant concentrations of credit risk with other financial institutions. The Company maintained vault cash and funds on deposit with the Federal Reserve Bank, which is included in the table below.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or cash on deposit with the Federal Reserve Bank. The average amount of required reserves for each of the years ended December 31, 2017 and 2016 is included in the following table:

	December 31,
	2017	2016
	(Dollars in thousands)
Vault cash and funds on deposit with the Federal Reserve Bank	$1,639,058	$1,754,956
Average required Reserves	44,485	41,968

(4) SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	December 31,
	2017	2016
	(Dollars in thousands)
Held for investment, at cost (fair value: $2,303 and $4,403, respectively)	$2,292	$4,365
Available for sale, at fair value	467,703	465,468
Total	$469,995	$469,833

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2017
Mortgage backed securities (1)	$187	$10	$—	$197
States and political subdivisions	1,605	3	(2)	1,606
Other securities	500	—	—	500
Total	$2,292	$13	$(2)	$2,303
December 31, 2016
Mortgage backed securities (1)	$252	$17	$—	$269
States and political subdivisions	3,613	25	(4)	3,634
Other securities	500	—	—	500
Total	$4,365	$42	$(4)	$4,403

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2017
U.S. treasuries	$314,905	$—	$(2,103)	$312,802
U.S. federal agencies	89,098	82	(329)	88,851
Mortgage backed securities (1)	18,358	204	(586)	17,976
States and political subdivisions	41,937	554	(121)	42,370
Other securities (2)	6,527	71	(894)	5,704
Total	$470,825	$911	$(4,033)	$467,703
December 31, 2016
U.S. treasuries	$268,763	$700	$(920)	$268,543
U.S. federal agencies	129,674	373	(405)	129,642
Mortgage backed securities (1)	19,949	290	(567)	19,672
States and political subdivisions	40,335	836	(129)	41,042
Other securities (2)	6,594	125	(150)	6,569
Total	$465,315	$2,324	$(2,171)	$465,468

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	December 31,
	2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,036	$1,034	$1,561	$1,568
After one year but within five years	623	627	1,937	1,951
After five years but within ten years	625	633	707	723
After ten years	8	9	160	161
Total	$2,292	$2,303	$4,365	$4,403
Available for Sale
Contractual maturity of debt securities:
Within one year	$113,225	$112,974	$66,542	$66,662
After one year but within five years	289,038	287,058	320,150	319,839
After five years but within ten years	6,222	6,500	5,830	6,152
After ten years	55,813	55,467	66,199	66,246
Total debt securities	464,298	461,999	458,721	458,899
Other securities	6,527	5,704	6,594	6,569
Total	$470,825	$467,703	$465,315	$465,468

The following is a detail of proceeds from sales and realized securities gains and losses, on available for sale securities:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Proceeds	$5,412	$481	$10,850
Gross gains realized	4,413	227	9,394
Gross losses realized	353	286	125

Realized gains/losses are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Book value of pledged securities	$440,069	$439,692

The following table summarizes securities with unrealized losses, segregated by the duration of the unrealized loss, at December 31, 2017 and 2016 respectively:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2017
Held for Investment
Mortgage backed securities	$—	$—	$7	$—	$7	$—
States and political subdivisions	65	—	478	2	543	2
Total	$65	$—	$485	$2	$550	$2
Available for Sale
U.S. treasuries	$283,302	$1,653	$29,500	$450	$312,802	$2,103
U.S. federal agencies	3,499	8	59,220	321	62,719	329
Mortgage backed securities	1	—	14,475	586	14,476	586
States and political subdivisions	21,300	114	585	7	21,885	121
Other securities	1,500	894	—	—	1,500	894
Total	$309,602	$2,669	$103,780	$1,364	$413,382	$4,033
December 31, 2016
Held for Investment
Mortgage backed securities	$7	$—	$9	$—	$16	$—
States and political subdivisions	476	4	—	—	476	4
Total	$483	$4	$9	$—	$492	$4
Available for Sale
U.S. treasuries	$103,705	$920	$—	$—	$103,705	$920
U.S. federal agencies	71,511	357	9,619	48	81,130	405
Mortgage backed securities	3	—	14,834	567	14,837	567
States and political subdivisions	15,289	62	779	67	16,068	129
Other securities	—	—	589	150	589	150
Total	$190,508	$1,339	$25,821	$832	$216,329	$2,171

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

Management has the ability and intent to hold the securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2017 and 2016, the Company also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased and a credit concern for a preferred equity investment, not due to interest, for Council Oak Partners LLP, a wholly-owned subsidiary of the Company. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no significant impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$995,207	21.08%	$828,260	18.82%
Oil & gas production and equipment	95,574	2.02	84,228	1.91
Agriculture	141,249	2.99	144,751	3.29
State and political subdivisions:
Taxable	73,827	1.56	33,793	0.77
Tax-exempt	48,626	1.03	47,283	1.07
Real estate:
Construction	437,277	9.26	420,884	9.57
Farmland	195,162	4.13	197,872	4.50
One to four family residences	875,766	18.55	846,360	19.24
Multifamily residential properties	46,030	0.98	57,806	1.31
Commercial	1,487,927	31.51	1,426,643	32.42
Consumer	284,373	6.02	279,704	6.36
Other (not classified above)	40,977	0.87	32,648	0.74
Total loans	$4,721,995	100.00%	$4,400,232	100.00%

The Company’s loans are mostly to customers within Oklahoma and approximately 64% of the loans are secured by real estate.  Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

The Company’s commercial and industrial loan category includes a small percentage of loans to companies that provide ancillary services to the oil and gas industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these loans was approximately $81 million at December 31, 2017 and approximately $56 million at December 31, 2016.

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

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	December 31,
	2017	2016
	(Dollars in thousands)
Past due 90 days or more and still accruing	$2,893	$1,962
Nonaccrual	31,943	31,798
Restructured	4,720	1,713
Total nonperforming and restructured loans	39,556	35,473
Other real estate owned and repossessed assets	4,424	3,866
Total nonperforming and restructured assets	$43,980	$39,339

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.8 million in 2017, $2.0 million in 2016 and $2.0 million in 2015.

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

	December 31,
	2017	2016
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$1,108	$713
Non-residential real estate other	9,809	5,688
Residential real estate permanent mortgage	781	1,116
Residential real estate all other	3,980	5,089
Commercial and financial:
Non-consumer non-real estate	7,785	4,464
Consumer non-real estate	250	265
Other loans	5,596	8,370
Acquired loans	2,634	6,093
Total	$31,943	$31,798

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$998	$68	$977	$2,043	$639,575	$641,618	$84
Non-residential real estate other	2,905	271	2,112	5,288	1,121,303	1,126,591	432
Residential real estate permanent mortgage	2,211	403	977	3,591	326,743	330,334	584
Residential real estate all other	1,739	749	1,377	3,865	781,790	785,655	973
Commercial and financial:
Non-consumer non-real estate	2,210	706	1,785	4,701	1,279,704	1,284,405	403
Consumer non-real estate	2,085	670	293	3,048	285,872	288,920	194
Other loans	506	103	3,916	4,525	139,920	144,445	—
Acquired loans	753	192	713	1,658	118,369	120,027	223
Total	$13,407	$3,162	$12,150	$28,719	$4,693,276	$4,721,995	$2,893
As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$2,255	$96	$150	$2,501	$569,130	$571,631	$—
Non-residential real estate other	611	16	418	1,045	1,122,351	1,123,396	—
Residential real estate permanent mortgage	2,742	649	1,273	4,664	320,749	325,413	513
Residential real estate all other	2,559	531	1,416	4,506	743,723	748,229	369
Commercial and financial:
Non-consumer non-real estate	1,269	1,628	741	3,638	1,047,547	1,051,185	608
Consumer non-real estate	2,046	760	419	3,225	280,652	283,877	274
Other loans	5,345	958	7,775	14,078	127,404	141,482	45
Acquired loans	825	310	408	1,543	153,476	155,019	153
Total	$17,652	$4,948	$12,600	$35,200	$4,365,032	$4,400,232	$1,962

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

The following table presents impaired loans, segregated by class of loans. During the year ended December 31, 2017, $2.3 million of interest income was recognized on impaired loans subsequent to their classification as impaired. During previous periods no material amount of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$2,011	$1,945	$141	$1,858
Non-residential real estate other	10,323	10,240	496	3,975
Residential real estate permanent mortgage	1,745	1,542	146	1,440
Residential real estate all other	5,837	5,549	2,135	5,258
Commercial and financial:
Non-consumer non-real estate	18,101	11,158	2,412	11,131
Consumer non-real estate	545	514	127	541
Other loans	6,092	5,595	178	7,439
Acquired loans	4,737	3,145	12	3,539
Total	$49,391	$39,688	$5,647	$35,181

As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$894	$806	$101	$825
Non-residential real estate other	7,742	5,688	574	5,854
Residential real estate permanent mortgage	1,878	1,683	124	1,612
Residential real estate all other	5,871	5,614	1,538	5,445
Commercial and financial:
Non-consumer non-real estate	12,015	6,272	1,457	6,478
Consumer non-real estate	686	650	133	788
Other loans	9,799	8,415	1,870	8,062
Acquired loans	8,780	6,581	—	6,041
Total	$47,665	$35,709	$5,797	$35,105

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$520,641	$105,696	$13,852	$1,429	$—	$641,618
Non-residential real estate other	931,295	178,282	14,290	2,724	—	1,126,591
Residential real estate permanent mortgage	289,200	33,033	6,352	1,749	—	330,334
Residential real estate all other	621,401	149,201	9,418	5,635	—	785,655
Commercial and financial:
Non-consumer non-real estate	1,018,172	234,884	24,322	6,997	30	1,284,405
Consumer non-real estate	268,826	17,499	2,038	557	—	288,920
Other loans	136,617	5,668	1,203	957	—	144,445
Acquired loans	65,685	34,418	17,113	2,811	—	120,027
Total	$3,851,837	$758,681	$88,588	$22,859	$30	$4,721,995

As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$464,504	$89,978	$16,220	$929	$—	$571,631
Non-residential real estate other	933,743	169,561	14,404	5,688	—	1,123,396
Residential real estate permanent mortgage	284,893	32,889	5,987	1,644	—	325,413
Residential real estate all other	614,338	119,018	9,382	5,491	—	748,229
Commercial and financial:
Non-consumer non-real estate	856,318	170,865	19,101	4,901	—	1,051,185
Consumer non-real estate	263,442	17,154	2,640	641	—	283,877
Other loans	132,254	5,376	1,514	2,338	—	141,482
Acquired loans	92,946	42,668	12,888	6,517	—	155,019
Total	$3,642,438	$647,509	$82,136	$28,149	$—	$4,400,232

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

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$5,602	$(74)	$6	$(68)	$661	$6,195
Non-residential real estate other	10,793	(47)	16	(31)	(243)	10,519
Residential real estate permanent mortgage	3,129	(373)	25	(348)	445	3,226
Residential real estate all other	8,622	(330)	66	(264)	1,314	9,672
Commercial and financial:
Non-consumer non-real estate	12,421	(1,344)	1,033	(311)	3,224	15,334
Consumer non-real estate	2,804	(913)	180	(733)	722	2,793
Other loans	4,045	(3,727)	23	(3,704)	2,140	2,481
Acquired loans	1,277	(157)	77	(80)	249	1,446
Total	$48,693	$(6,965)	$1,426	$(5,539)	$8,512	$51,666
As of December 31, 2016
Real estate:
Non-residential real estate owner occupied	$4,661	$(11)	$3	$(8)	$949	$5,602
Non-residential real estate other	9,921	(9)	6	(3)	875	10,793
Residential real estate permanent mortgage	3,148	(208)	55	(153)	134	3,129
Residential real estate all other	6,725	(181)	21	(160)	2,057	8,622
Commercial and financial:
Non-consumer non-real estate	11,754	(2,921)	122	(2,799)	3,466	12,421
Consumer non-real estate	2,642	(1,088)	159	(929)	1,091	2,804
Other loans	2,648	(388)	17	(371)	1,768	4,045
Acquired loans	167	(101)	32	(69)	1,179	1,277
Total	$41,666	$(4,907)	$415	$(4,492)	$11,519	$48,693

The following table details the amount of ALL by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	ALL
	December 31, 2017		December 31, 2016
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$656	$5,539	$716	$4,886
Non-residential real estate other	751	9,768	1,119	9,674
Residential real estate permanent mortgage	483	2,743	422	2,707
Residential real estate all other	2,761	6,911	2,160	6,462
Commercial and financial:
Non-consumer non-real estate	4,651	10,683	3,317	9,104
Consumer non-real estate	429	2,364	478	2,326
Other loans	133	2,348	1,812	2,233
Acquired loans	12	1,434	495	782
Total	$9,876	$41,790	$10,519	$38,174

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	December 31, 2017			December 31, 2016
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$15,281	$626,337	$—	$17,149	$554,482	$—
Non-residential real estate other	17,013	1,109,578	—	20,092	1,103,304	—
Residential real estate permanent mortgage	8,100	322,234	—	7,631	317,782	—
Residential real estate all other	15,052	770,603	—	14,873	733,356	—
Commercial and financial:
Non-consumer non-real estate	31,349	1,253,056	—	24,002	1,027,183	—
Consumer non-real estate	2,600	286,320	—	3,203	280,674	—
Other loans	764	143,681	—	2,254	139,228	—
Acquired loans	14,464	100,106	5,457	13,459	135,616	5,944
Total	$104,623	$4,611,915	$5,457	$102,663	$4,291,625	$5,944

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Other real estate owned	$2,889	$2,553	$2,139
Repossessed assets	1,242	1,402	1,098
Total	$4,131	$3,955	$3,237

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
	(Dollars in thousands)
2017	$27,486	$7,350	$(10,835)	$24,001
2016	37,577	16,133	(26,224)	27,486
2015	25,019	22,330	(9,772)	37,577

(6) PREMISES AND EQUIPMENT, NET AND OTHER ASSETS

The following is a summary of premises and equipment by classification:

		December 31,
	Estimated Useful Lives	2017	2016
		(Dollars in thousands)
Land		$34,833	$32,441
Buildings	10 to 40 years	145,051	138,901
Furniture, fixtures and equipment	3 to 15 years	69,915	64,293
Accumulated depreciation		(115,711)	(108,864)
Premises and equipment, net		$134,088	$126,771

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

Total LIHTC investments were $16.9 million and $15.2 million at December 31, 2017 and 2016, respectively and are included in other assets on the balance sheet.  The Company recognized tax credits and other tax benefits of $4.4 million, $4.2 million and $4.0 million in 2017, 2016 and 2015, respectively and amortization expense of $3.5 million, $2.9 million and $2.6 million in 2017, 2016 and 2015, respectively resulting from LIHTC investments.  Additional contributions are committed during the investment periods through the year 2032.  Unfunded commitments to these investments as of December 31, 2017 totaled $15.3 million.

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2017
Core deposit intangibles	$17,447	$(8,451)	$8,996
Customer relationship intangibles	5,699	(3,767)	1,932
Mortgage servicing intangibles	439	(285)	154
Total	$23,585	$(12,503)	$11,082
As of December 31, 2016
Core deposit intangibles	$17,447	$(6,611)	$10,836
Customer relationship intangibles	5,699	(3,419)	2,280
Mortgage servicing intangibles	473	(259)	214
Total	$23,619	$(10,289)	$13,330

Mortgage servicing intangibles are amortized based on current prepayment assumptions and are adjusted to fair value periodically, if impaired. Fair value is estimated based on the present value of future cash flows over several interest rate scenarios, which are then discounted at risk-adjusted rates. The Company considers portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. When available, fair value estimates and assumptions are compared to observable market data and the recent market activity and actual portfolio experience.

Estimated amortization of intangible assets for the next five years, as of December 31, 2017, is as follows (dollars in thousands):

Estimated Amortization
2018	$2,208
2019	2,208
2020	2,096
2021	1,265
2022	950

At December 31, 2017, the weighted-average remaining life of all intangible assets was approximately 5.9 years which consisted of customer relationship intangibles with a weighted-average life of 6.0 years, core deposit intangibles with a weighted-average life of 6.0 years and mortgage servicing intangibles with a weighted-average life of 2.0 years based on current prepayment assumptions.

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2017
Balance at beginning and end of period	$8,078	$40,050	$5,464	$450	$54,042
Year Ended December 31, 2016
Balance at beginning and end of period	$8,078	$40,050	$5,464	$450	$54,042

(8) TIME DEPOSITS

Time deposits include certificates of deposit and individual retirement accounts.

At December 31, 2017, the scheduled maturities of all time deposits are as follows (Dollars in thousands):

2018	$412,312
2019	115,711
2020	49,748
2021	41,831
2022	36,101
Thereafter	110
Total	$655,813

The following table is a summary of large time deposits and time deposits that meet or exceed the current FDIC insurance limit for the periods presented:

	December 31,
	2017	2016
	(Dollars in thousands)
Time deposits of $100,000 or more	$319,811	$328,363
Time deposits of $250,000 or more	122,391	122,211

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2017	2016
	(Dollars in thousands)
Federal funds purchased	$900	$500
Weighted average interest rate	0.97%	0.38%
End of period interest rate	1.38%	0.63%

Federal funds purchased represent borrowings of overnight funds from other financial institutions.

(10) LONG-TERM BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $692.6 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2017, the Company had the ability to draw up to $551.2 million on the FHLB line of credit based on FHLB stock holdings of $552,300 with no advances outstanding.  In addition, the Company has a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

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

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Current taxes:
Federal	$39,569	$34,003	$32,348
State	5,914	5,308	4,595
Deferred taxes	4,383	(2,048)	(1,903)
Total income taxes	$49,866	$37,263	$35,040

Income tax expense (benefit) applicable to securities transactions approximated $1.4 million, $(21,000) and $3.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes is presented in the following table:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Tax expense at the federal statutory tax rate	$47,708	$37,778	$35,424
Increase (decrease) in tax expense from:
Tax-exempt income, net	(829)	(756)	(663)
Modified endowment life contracts	(921)	(852)	(763)
Share based compensation excess tax benefit	(2,354)	—	—
State tax expense, net of federal tax benefit	3,840	3,250	2,898
Write-down of net deferred tax asset	4,331	—	—
Utilization of tax credits:
New markets tax credits	(1,151)	(1,254)	(1,195)
Low-income housing tax credits, net of amortization	(1,589)	(1,424)	(1,274)
Other tax credits	—	(319)	(248)
Other, net	831	840	861
Total tax expense	$49,866	$37,263	$35,040

Income tax expense for 2017 was impacted by the write down of net deferred tax asset of $4.3 million resulting from the federal tax rate change under the Tax Cuts and Jobs Act, enacted December 22, 2017. Deferred taxes as of December 31, 2017 are presented in the table below using the new federal tax rate of 21%. Deferred taxes as of December 31, 2016 are presented using the previous federal tax rate of 35%. The net deferred tax asset consisted of the following and is reported in other assets:

	December 31,
	2017	2016
	(Dollars in thousands)
Provision for loan losses	$13,123	$18,748
Unrealized net losses on securities	739	—
Write-downs of other real estate owned	473	769
Deferred compensation	2,113	3,197
Stock-based compensation	1,351	2,441
Investments in partnership interests	3,758	4,603
Other	275	666
Gross deferred tax assets	21,832	30,424
Unrealized net gains on securities	—	(59)
Premium on securities of banks acquired	(219)	(453)
Intangibles	(3,359)	(5,365)
Basis difference related to tax credits	(2,713)	(3,435)
Depreciation	(4,563)	(6,758)
Leveraged lease	(821)	(1,408)
Prepaid expense deducted	(887)	—
Other	(180)	(271)
Gross deferred tax liabilities	(12,742)	(17,749)
Net deferred tax asset	$9,090	$12,675

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2017, 2016 and 2015, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination which includes the years 2015 to 2017. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company has amended the BancFirst ISOP since 1986 to increase the number of shares to be issued under the plan to 6,400,000 shares. At December 31, 2017, there were 329,970 shares available for future grants. The BancFirst ISOP will terminate on December 31, 2019, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2017 will become exercisable through the year 2024. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company has amended the BancFirst Directors’ Stock Option Plan since 1999 to increase the number of shares to be issued under the plan to 520,000 shares. At December 31, 2017, there were 60,000 shares available for future grants. The BancFirst Directors’ Stock Option Plan will terminate on December 31, 2019, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2017 will become exercisable through the year 2021. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Year Ended December 31, 2017
Outstanding at December 31, 2016	1,414,900	$22.46
Options granted	121,500	48.26
Options exercised	(262,775)	17.73
Outstanding at December 31, 2017	1,273,625	25.90	9.73Yrs	$32,165
Exercisable at December 31, 2017	566,625	20.07	6.92Yrs	$17,611
Year Ended December 31, 2016
Outstanding at December 31, 2015	2,036,298	$20.35
Options granted	60,000	29.04
Options exercised	(621,398)	15.64
Options canceled, forfeited, or expired	(60,000)	27.94
Outstanding at December 31, 2016	1,414,900	22.46	9.59Yrs	$34,049
Exercisable at December 31, 2016	650,400	18.60	6.78Yrs	$18,167

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Weighted average grant-date fair value per share of options granted	$11.87	$5.96	$5.86
Total intrinsic value of options exercised	8,389	12,230	4,376
Cash received from options exercised	4,660	9,720	3,212
Tax benefit realized from options exercised	3,245	4,731	1,693

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Stock-based compensation expense	$1,180	$1,636	$1,717
Tax benefit	301	633	664
Stock-based compensation expense, net of tax	$879	$1,003	$1,053

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years. The following table shows the unearned stock-based compensation expense:

December 31, 2017
(Dollars in thousands)
Unearned stock-based compensation expense	$3,268

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.15 to 2.40%	1.46 to 2.02%	1.83 to 2.26%
Dividend yield	2.00%	2.00%	2.00%
Stock price volatility	22.57 to 24.18%	20.41 to 21.78%	18.23 to 21.08%
Expected term	10 Yrs	10 Yrs	10 Yrs

The risk-free interest rate is determined by reference to the spot zero-coupon rate for the U.S. Treasury security with a maturity similar to the expected term of the options. The dividend yield is the expected yield for the expected term. The stock price volatility is estimated from the recent historical volatility of the Company’s stock. The expected term is estimated from the historical option exercise experience. The Company accounts for forfeitures as they occur.

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company has amended the BancFirst Deferred Stock Compensation Plan since 1999 to increase the number of shares to be issued under the plan to 222,220 shares. The BancFirst Deferred Stock Compensation Plan will terminate on December 31, 2019, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 9,918 and 5,580 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the years ended December 31, 2017 and 2016, respectively.

A summary of the accumulated stock units is as follows:

	December 31,
	2017	2016
Accumulated stock units	138,768	140,044
Average price	$22.84	$20.87

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

	December 31,
	2017	2016	2015
	(Dollars in thousands)
401(k) contributions	$2,229	$2,074	$1,966
ESOP contributions	2,645	2,352	1,993
Total contributions	$4,874	$4,426	$3,959

(15) STOCKHOLDERS’ EQUITY

As of December 31, 2017, 2016 and 2015 the Company’s authorized and outstanding preferred and common stock was as follows:

	No. of Shares Authorized at	No. of Shares Outstanding at December 31,
Class of Stock	December 31, 2017	2017	2016	2015	Par Value Per Share	Dividends	Voting Rights
Senior Preferred	10,000,000	—	—	—	$1.00	As declared	Voting
10% Cumulative Preferred	900,000	—	—	—	5.00	As declared	Non-voting
Common	40,000,000	31,894,563	31,621,870	31,194,892	1.00	As declared	Voting

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

(c) Common stock: At December 31, 2017, 2016 and 2015 the shares issued equaled shares outstanding.

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases may be determined by management within the limitations of the SRP. During 2016 the SRP was amended to increase the remaining shares to be repurchased to 300,000.

The following table is a summary of the shares under the program:

	Year Ended December 31,
	2017	2016	2015
Number of shares repurchased	—	200,000	56,894
Average price of shares repurchased	$—	$27.62	$29.10
Shares remaining to be repurchased	300,000	300,000	332,552

The Company’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2018, approximately $100.8 million of the equity of BancFirst was available for dividend payments to the Company.

During any deferral period or any event of default on the Junior Subordinated Debentures, the Company may not declare or pay any dividends on any of its capital stock.

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of December 31, 2017, the Company and BancFirst met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2017:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$797,015	15.62%	$408,234	8.00%	$472,020	9.250%	N/A	N/A
BancFirst	714,964	14.03%	407,698	8.00%	471,401	9.250%	$509,622	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$714,349	14.00%	$229,632	4.50%	$293,418	5.750%	N/A	N/A
BancFirst	643,298	12.62%	229,330	4.50%	293,033	5.750%	$331,255	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$745,349	14.61%	$306,175	6.00%	$369,962	7.250%	N/A	N/A
BancFirst	663,298	13.02%	306,773	6.00%	369,476	7.250%	$407,698	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$745,349	10.44%	$285,444	4.00%	N/A	N/A	N/A	N/A
BancFirst	663,298	9.31%	285,101	4.00%	N/A	N/A	$356,677	5.00%
As of December 31, 2016:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$728,635	15.33%	$380,351	8.00%	$410,066	8.625%	N/A	N/A
BancFirst	655,620	13.80%	379,948	8.00%	409,631	8.625%	$474,934	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$648,942	13.65%	$213,947	4.50%	$243,662	5.125%	N/A	N/A
BancFirst	586,927	12.36%	213,720	4.50%	243,404	5.125%	$308,707	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$679,942	14.30%	$285,263	6.00%	$314,978	6.625%	N/A	N/A
BancFirst	606,927	12.78%	284,961	6.00%	314,644	6.625%	$379,948	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$679,942	9.94%	$273,510	4.00%	N/A	N/A	N/A	N/A
BancFirst	606,927	8.89%	273,152	4.00%	N/A	N/A	$341,440	5.00%

As of December 31, 2017, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework for prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Management believes that, as of December 31, 2017, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(16)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Year Ended December 31, 2017
Basic
Income available to common stockholders	$86,439	31,813,572	$2.72
Effect of stock options	—	754,533
Diluted
Income available to common stockholders plus assumed exercises of stock options	$86,439	32,568,105	$2.65
Year Ended December 31, 2016
Basic
Income available to common stockholders	$70,674	31,230,340	$2.27
Effect of stock options	—	592,184
Diluted
Income available to common stockholders plus assumed exercises of stock options	$70,674	31,822,524	$2.22
Year Ended December 31, 2015
Basic
Income available to common stockholders	$66,170	31,118,118	$2.13
Effect of stock options	—	654,372
Diluted
Income available to common stockholders plus assumed exercises of stock options	$66,170	31,772,490	$2.09

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options’ exercise prices were greater than the average market price of the common shares.

	Shares	Average Exercise Price
December 31, 2017	55,337	$46.86
December 31, 2016	294,438	30.25
December 31, 2015	355,436	29.24

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS
Cash	$67,917	$57,537
Securities	8	97
Investments in subsidiaries	737,205	681,861
Goodwill	450	450
Dividends receivable	7,788	6,998
Other assets	1,393	2,610
Total assets	$814,761	$749,553
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$7,173	$6,500
Junior subordinated debentures	31,959	31,959
Stockholders’ equity	775,629	711,094
Total liabilities and stockholders’ equity	$814,761	$749,553

STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$29,455	$28,175	$26,043
Interest on interest-bearing deposits	291	160	66
Other	3	3	2
Total operating income	29,749	28,338	26,111
OPERATING EXPENSE
Interest	2,122	2,096	1,998
Other	770	583	628
Total operating expense	2,892	2,679	2,626
Income before taxes and equity in undistributed earnings of subsidiaries	26,857	25,659	23,485
Allocated income tax benefit/(expense)	3,295	1,244	(796)
Income before equity in undistributed earnings of subsidiaries	30,152	26,903	22,689
Equity in undistributed earnings of subsidiaries	57,429	44,172	44,653
Amortization of stock-based compensation arrangements of subsidiaries	(1,142)	(401)	(1,172)
Net income	$86,439	$70,674	$66,170

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,439	$70,674	$66,170
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(57,429)	(44,172)	(44,653)
Amortization of stock-based compensation arrangements	1,142	401	1,172
Other, net	569	136	(343)
Net cash provided by operating activities	30,721	27,039	22,346
INVESTING ACTIVITIES
Net cash provided by acquisitions	—	—	5,066
Payments for investments in subsidiaries	(502)	—	—
Sales and maturities of held for investment and available for sale securities	100	—	—
Net cash (used in) provided by investing activities	(402)	—	5,066
FINANCING ACTIVITIES
Issuance of common stock	4,844	13,354	4,428
Common stock acquired	—	(5,523)	(1,654)
Cash dividends paid	(24,783)	(22,770)	(21,449)
Net cash used for financing activities	(19,939)	(14,939)	(18,675)
Net increase in cash	10,380	12,100	8,737
Cash and due from banks at the beginning of the period	57,537	45,437	36,700
Cash and due from banks at the end of the period	$67,917	$57,537	$45,437
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$2,122	$2,096	$1,998
Cash received during the period for income taxes, net	$4,643	$5,031	$1,131

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

	December 31,
	2017	2016
	(Dollars in thousands)
Loan commitments	$1,050,686	$981,777
Stand-by letters of credit	57,074	56,551

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

The future minimum rental payments under these leases at December 31, 2017, were as follows (Dollars in thousands):

2018	$1,143
2019	1,030
2020	774
2021	554
2022	369
Later years	573
Total	$4,443

Rental expense on all property and equipment rented, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2017	$1,597
2016	1,524
2015	1,360

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
December 31, 2017
Securities available for sale:
U.S. Treasury	$312,802	$—	$—	$312,802
U.S. federal agencies	—	88,851	—	88,851
Mortgage-backed securities	—	3,509	14,467	17,976
States and political subdivisions	—	42,370	—	42,370
Other securities	—	—	5,704	5,704
Derivative assets	—	295	—	295
Derivative liabilities	—	261	—	261
Loans held for sale	—	6,173	—	6,173

December 31, 2016
Securities available for sale:
U.S. Treasury	$268,543	$—	$—	$268,543
U.S. federal agencies	—	129,642	—	129,642
Mortgage-backed securities	—	4,856	14,816	19,672
States and political subdivisions	—	41,042	—	41,042
Other securities	—	—	6,569	6,569
Derivative assets	—	1,569	—	1,569
Derivative liabilities	—	1,306	—	1,306
Loans held for sale	—	9,318	—	9,318

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the years ended December 31, 2017 and 2016 were as follows:

	Twelve Months Ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at the beginning of the year	$21,385	$21,124
Purchases	1,668	1,096
Settlements	(722)	(191)
Sales	(5,412)	(429)
(Losses) gains included in earnings	4,060	(111)
Total unrealized losses	(808)	(104)
Balance at the end of the period	$20,171	$21,385

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the years ended December 31, 2017 and 2016, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis. The fair value represents end of period values, which approximate fair value measurements that occurred on various measurement dates throughout the period:

Total Fair Value Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended December 31, 2017
Impaired loans (less specific allowance)	$34,041
Repossessed assets	288
Other real estate owned	1,995

As of and for the Year-to-date Period Ended December 31, 2016
Impaired loans (less specific allowance)	$29,912
Repossessed assets	340
Other real estate owned	1,480

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	December 31,
	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,758,575	$1,758,575	$1,851,161	$1,851,161
Securities held for investment	1,792	1,803	3,722	3,760
Level 3 inputs:
Securities held for investment	500	500	643	643
Loans, net of allowance for loan losses	4,670,329	4,663,608	4,351,539	4,367,363
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	6,415,045	6,490,309	6,248,057	6,313,622
Short-term borrowings	900	900	500	500
Junior subordinated debentures	31,959	34,661	31,959	34,339
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,839		1,718
Letters of credit		428		424

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued periodically) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment, of which there were none as of December 31, 2017 or 2016. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at December 31, 2017 or 2016.

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

The Company utilizes dealer quotations and observable market data inputs to substantiate internal valuation models. The notional amounts and estimated fair values of oil and gas derivative positions outstanding are presented in the following table:

		December 31,
		2017		2016
Oil and Natural Gas Swaps and Options	Notional Units	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
		(Notional amounts and dollars in thousands)
Oil
Derivative assets	Barrels	33	$279	83	$576
Derivative liabilities	Barrels	(33)	(246)	(83)	(496)

Natural Gas
Derivative assets	MMBTUs	20	16	1,900	993
Derivative liabilities	MMBTUs	(20)	(15)	(1,900)	(810)

Total Fair Value	Included in
Derivative assets	Other assets		295		1,569
Derivative liabilities	Other liabilities		(261)		(1,306)

The following table is a summary of the Company’s recognized income related to the activity, which was included in other noninterest income:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Derivative income	$9	$32	$341

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

The following table is a summary of the Company’s net credit exposure relating to oil and gas swaps and options with bank counterparties:

	December 31,
	2017	2016
	(Dollars in thousands)
Credit exposure	$—	$—

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2017
Net interest income (expense)	$74,274	$147,731	$5,770	$(636)	$—	$227,139
Provision for loan losses	2,457	4,442	1,767	(154)	—	8,512
Noninterest income	15,698	54,353	37,842	97,368	(87,191)	118,070
Depreciation and amortization	2,192	7,790	584	1,225	—	11,791
Other expenses	35,488	93,619	24,474	36,531	(1,511)	188,601
Income before taxes	$49,835	$96,233	$16,787	$59,130	$(85,680)	$136,305
Total assets	$2,552,024	$4,544,196	$117,332	$885,590	$(845,986)	$7,253,156
Capital expenditures	$3,606	$12,334	$64	$2,003	$—	$18,007
December 31, 2016
Net interest income (expense)	$63,519	$135,508	$6,132	$(1,331)	$—	$203,828
Provision for loan losses	2,229	7,509	1,653	128	—	11,519
Noninterest income	16,372	57,745	29,711	75,415	(72,211)	107,032
Depreciation and amortization	2,341	8,281	510	1,251	—	12,383
Other expenses	34,130	96,627	22,216	26,375	(327)	179,021
Income before taxes	$41,191	$80,836	$11,464	$46,330	$(71,884)	$107,937
Total assets	$2,493,096	$4,412,174	$83,594	$803,810	$(773,722)	$7,018,952
Capital expenditures	$1,525	$7,738	$125	$1,447	$—	$10,835
December 31, 2015
Net interest income (expense)	$61,500	$122,404	$6,798	$(1,910)	$—	$188,792
Provision for loan losses	2,684	3,806	1,176	9	—	7,675
Noninterest income	16,552	52,598	33,629	72,806	(69,777)	105,808
Depreciation and amortization	2,273	7,894	514	1,220	—	11,901
Other expenses	32,942	91,655	22,308	27,221	(312)	173,814
Income before taxes	$40,153	$71,647	$16,429	$42,446	$(69,465)	$101,210
Total assets	$2,277,870	$4,379,205	$128,697	$624,428	$(717,371)	$6,692,829
Capital expenditures	$3,743	$4,634	$121	$2,765	$—	$11,263

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

(23) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 is as follows:

	Quarter
	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
2017
Net interest income	$58,699	$57,233	$56,439	$54,768
Provision for loan losses	3,323	3,276	1,841	72
Securities transactions	4,412	(22)	(330)	—
Noninterest income	32,833	29,169	27,983	28,085
Noninterest expense	51,251	50,600	48,953	49,588
Net income	19,497	21,710	23,182	22,050
Net income per common share:
Basic	0.61	0.68	0.73	0.70
Diluted	0.59	0.67	0.71	0.68
2016
Net interest income	$51,553	$51,431	$50,868	$49,976
Provision for loan losses	1,672	2,940	2,804	4,103
Securities transactions	52	(146)	(65)	100
Noninterest income	27,431	27,927	26,057	25,617
Noninterest expense	48,189	49,204	47,720	46,291
Net income	18,620	17,982	17,493	16,579
Net income per common share:
Basic	0.60	0.58	0.56	0.53
Diluted	0.58	0.57	0.55	0.52

(24) SUBSEQUENT EVENT

 On January 12, 2018, the Company acquired First Wagoner Corp. and its subsidiary bank, First Bank & Trust Company, with locations in Carney, Grove, Ketchum, Luther, Tulsa and Wagoner. First Bank & Trust Company had approximately $287 million in total assets, $248 million in loans, $250 million in deposits and $36 million in equity capital. First Bank & Trust Company operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on February 16, 2018.  The Company is currently assessing the fair value of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to provide a reasonable estimate of those fair values. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The acquisition did not have a material effect on the Company’s consolidated financial statements.

On January 12, 2018, the Company acquired First Chandler Corp. and its subsidiary bank, First Bank of Chandler, with two locations in Chandler. First Bank of Chandler had approximately $86 million in total assets, $72 million in loans, $75 million in deposits and $11 million in equity capital. The bank will operate as First Bank of Chandler until it is merged into BancFirst, which is expected to be during the third quarter of 2018. The Company is currently assessing the fair value of assets acquired and liabilities assumed, but the Company is waiting for additional information necessary to provide a reasonable estimate of those fair values. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date. The acquisition did not have a material effect on the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2017.

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

No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter of 2017 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2017.

BKD LLP, independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

March 1, 2018

/s/ DAVID Harlow
David Harlow
President and Chief Executive Officer
(Principal Executive Officer)
/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Internal Control over Financial Reporting

We have audited BancFirst Corporation's (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework  (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013), issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated March 1, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BKD, LLP

Oklahoma City, Oklahoma

March 1, 2018

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K will be contained in the 2018 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2018 Proxy Statement under the caption “16(a) Beneficial Ownership Reporting Compliance” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2018 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2018 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.

The information required by Item 403 of Regulation S-K will be contained in the 2018 Proxy Statement under the caption “Security Ownership” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K will be contained in the 2018 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2018 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	For the financial statements of BancFirst Corporation, reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flow for the three years ended December 31, 2017, 2016 and 2015

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

Index to Exhibits
Exhibit Number	Exhibit
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

21.1*	Subsidiaries of Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32*	CEO’s and CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2018	BANCFIRST CORPORATION
/s/ David Harlow
David Harlow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2018.

/s/ David E. Rainbolt	/s/ David Harlow
David E. Rainbolt	David Harlow
Chairman of the Board	President and Chief Executive Officer (Principal Executive Officer)

/s/ Dennis L. Brand
Dennis L. Brand	C. L. Craig, Jr.
Director	Director

/s/ James R. Daniel
William H Crawford	James R. Daniel
Director	Vice Chairman of the Board

F. Ford Drummond	Joe Ford
Director	Director

/s/ William O. Johnstone	/s/ Frank Keating
William O. Johnstone	Frank Keating
Vice Chairman of the Board	Director

/s/ Tom H. McCasland, III
Dave R. Lopez	Tom H. McCasland, III
Director	Director

/s/ Ronald J. Norick	/s/ H. E. Rainbolt
Ronald J. Norick	H. E. Rainbolt
Director	Director

/s/ Michael S. Samis	/s/ Darryl Schmidt
Michael S. Samis	Darryl Schmidt
Director	Chief Executive Officer, BancFirst and Director

/s/ Robin Smith
Natalie Shirley	Robin Smith
Director	Director

/s/ Michael K. Wallace	/s/ Gregory Wedel
Michael K. Wallace	Gregory Wedel
Director	Director

/s/ G. Rainey Williams, Jr.
G. Rainey Williams, Jr
Director

/s/ Kevin Lawrence	/s/ Randy Foraker
Kevin Lawrence	Randy Foraker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Risk Officer (Principal Accounting Officer)

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The period presented is from January 1, 2013 through December 31, 2017. The graph assumes an investment on January 1, 2013 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each quarter during the period represent the cumulative market values of the respective investment. The performance graph represents past performance and should not be considered to be an indication of future performance.