Form 10-Q
period 2018-03-31
BANCFIRST CORP /OK/
filed 2018-05-04
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018 there were 32,713,215 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2018	2017
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$181,863	$216,104
Interest-bearing deposits with banks	1,590,240	1,541,771
Federal funds sold	21,097	700
Securities (fair value: $493,108 and $470,006, respectively)	493,101	469,995
Loans held for sale	6,197	6,173
Loans (net of unearned interest)	4,984,484	4,721,995
Allowance for loan losses	(51,550)	(51,666)
Loans, net of allowance for loan losses	4,932,934	4,670,329
Premises and equipment, net	141,163	134,088
Other real estate owned	3,478	4,136
Intangible assets, net	18,782	11,082
Goodwill	79,796	54,042
Accrued interest receivable and other assets	146,991	144,736
Total assets	$7,615,642	$7,253,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,629,984	$2,550,150
Interest-bearing	4,083,068	3,864,895
Total deposits	6,713,052	6,415,045
Short-term borrowings	100	900
Accrued interest payable and other liabilities	32,435	29,623
Junior subordinated debentures	31,959	31,959
Total liabilities	6,777,546	6,477,527

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,707,166 and 31,894,563, respectively	32,708	31,895
Capital surplus	147,762	107,481
Retained earnings	661,341	638,580
Accumulated other comprehensive loss, net of income tax of $(1,269) and $(795), respectively	(3,715)	(2,327)
Total stockholders' equity	838,096	775,629
Total liabilities and stockholders' equity	$7,615,642	$7,253,156

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
INTEREST INCOME
Loans, including fees	$62,919	$53,635
Securities:
Taxable	1,898	1,761
Tax-exempt	171	187
Federal funds sold	104	—
Interest-bearing deposits with banks	5,782	3,440
Total interest income	70,874	59,023
INTEREST EXPENSE
Deposits	7,269	3,725
Short-term borrowings	35	3
Junior subordinated debentures	535	527
Total interest expense	7,839	4,255
Net interest income	63,035	54,768
Provision for loan losses	314	72
Net interest income after provision for loan losses	62,721	54,696
NONINTEREST INCOME
Trust revenue	3,129	2,952
Service charges on deposits	16,653	15,778
Securities transactions (includes no accumulated other comprehensive income reclassifications)	(14)	—
Income from sales of loans	651	632
Insurance commissions	5,199	4,563
Cash management	3,021	2,754
Gain (loss) on sale of other assets	26	(24)
Other	1,445	1,430
Total noninterest income	30,110	28,085
NONINTEREST EXPENSE
Salaries and employee benefits	34,190	30,654
Occupancy, net	3,402	2,974
Depreciation	2,410	2,420
Amortization of intangible assets	733	547
Data processing services	1,203	1,195
Net expense from other real estate owned	26	50
Marketing and business promotion	2,352	2,215
Deposit insurance	619	588
Other	10,955	8,945
Total noninterest expense	55,890	49,588
Income before taxes	36,941	33,193
Income tax expense	7,321	11,143
Net income	$29,620	$22,050
NET INCOME PER COMMON SHARE
Basic	$0.91	$0.70
Diluted	$0.89	$0.68
OTHER COMPREHENSIVE LOSS
Unrealized losses on securities, net of tax of $474 and $113, respectively	(1,388)	(178)
Reclassification adjustment for losses included in net income	—	—
Other comprehensive losses, net of tax of $474 and $113, respectively	(1,388)	(178)
Comprehensive income	$28,232	$21,872

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
COMMON STOCK
Issued at beginning of period	$31,895	$31,622
Shares issued for stock options	80	160
Shares issued for acquisitions	733	—
Issued at end of period	$32,708	$31,782
CAPITAL SURPLUS
Balance at beginning of period	$107,481	$101,730
Common stock issued for stock options	1,210	2,592
Common stock issued for acquisitions	38,765	—
Stock-based compensation arrangements	306	222
Balance at end of period	$147,762	$104,544
RETAINED EARNINGS
Balance at beginning of period	$638,580	$577,648
Net income	29,620	22,050
Dividends on common stock ($0.21 and $0.19 per share, respectively)	(6,859)	(6,067)
Balance at end of period	$661,341	$593,631
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on securities:
Balance at beginning of period	$(2,327)	$94
Net change	(1,388)	(178)
Balance at end of period	$(3,715)	$(84)
Total stockholders’ equity	$838,096	$729,873

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,620	$22,050
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	314	72
Depreciation and amortization	3,143	2,967
Net amortization of securities premiums and discounts	(49)	(47)
Realized securities losses	14	—
Gain on sales of loans	(651)	(632)
Cash receipts from the sale of loans originated for sale	44,558	43,005
Cash disbursements for loans originated for sale	(43,949)	(40,826)
Deferred income tax benefit	(117)	(485)
(Gain)/loss on other assets	(21)	35
(Increase)/decrease in interest receivable	(1,111)	598
Increase in interest payable	353	22
Amortization of stock-based compensation arrangements	306	222
Excess tax benefit from stock-based compensation arrangements	(647)	(376)
Other, net	(8,067)	5,310
Net cash provided by operating activities	$23,696	$31,915
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	$6,248	$ —
Net decrease in federal funds sold	2,451	500
Purchases of available for sale securities	(30,861)	(20,511)
Proceeds from maturities, calls and paydowns of held for investment securities	213	361
Proceeds from maturities, calls and paydowns of available for sale securities	5,729	26,489
Proceeds from sales of available for sale securities	1,460	—
Net change in loans	48,819	7,366
Purchases of premises, equipment and computer software	(7,168)	(3,369)
Proceeds from the sale of other real estate owned and other assets	1,802	1,186
Net cash provided by investing activities	28,693	12,022
FINANCING ACTIVITIES
Net change in deposits	(31,953)	146,570
Net (decrease)/increase in short-term borrowings	(800)	300
Issuance of common stock in connection with stock options, net	1,290	2,752
Cash dividends paid	(6,698)	(6,008)
Net cash (used in) provided by financing activities	(38,161)	143,614
Net increase in cash, due from banks and interest-bearing deposits	14,228	187,551
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,757,875	1,850,461
Cash, due from banks and interest-bearing deposits at the end of the period	$1,772,103	$2,038,012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,486	$4,235
Cash paid during the period for income taxes	$1,250	$1,100
Noncash investing and financing activities:
Stock issued in acquisitions	$39,498	$—
Cash consideration for acquisitions	$24,722	$—
Fair value of assets acquired in acquisitions	$377,320	$—
Liabilities assumed in acquisitions	$338,860	$—
Unpaid common stock dividends declared	$6,854	$6,028

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United State of America (U.S. GAAP) and general practice within the banking industry. A summary of significant accounting policies can be found in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, First Bank of Chandler, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., BancFirst Risk and Insurance Company and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc. and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

The unaudited interim consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2017, the date of the most recent annual report.

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

Recent Accounting Pronouncements

Standards Adopted During Current Period:

In February 2018, the FASB issued ASU No. 2018-2, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-2 allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-2 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company elected to early adopt the provisions of ASU 2018-2 and the amount to reclassify was immaterial to the Company’s financial statements. The Company’s policy is to release material stranded tax effects on a specific identification basis.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about types of changes to the terms of conditions of share-based payment awards that would require an entity to apply modification accounting under ASC 718. ASU 2017-09 was adopted on January 1, 2018 and did not have a significant impact on the Company’s financial statements and no prior periods were adjusted.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 removes the second step of goodwill testing. ASU 2017-04 is effective for fiscal years beginning after December 31, 2019 with early adoption permitted. The Company elected to early adopt ASU 2017-4 and it did not have a significant impact on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of a business. ASU 2017-01 was adopted on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provides guidance stating that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 was adopted on January 1, 2018 and did not have a significant impact on the Company’s financial statements and no prior periods were adjusted.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 was adopted on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 requires all equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of the Company’s loans held for investment as part of adopting this standard. The refined calculation did not have a significant impact on the Company’s fair value disclosures. ASU 2016-01 was adopted on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customer (Topic 606).” ASU 2014-09 implements a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in a manner that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of the Company’s revenue stream. ASU 2014-09 was adopted on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

Standards Not Yet Adopted:

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

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On January 11, 2018, the Company acquired First Wagoner Corp. and its subsidiary bank, First Bank & Trust Company, with locations in Carney, Grove, Ketchum, Luther, Tulsa and Wagoner. First Bank & Trust Company had approximately $290 million in total assets, $247 million in loans, $251 million in deposits and $36 million in equity capital. First Bank & Trust Company operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on February 16, 2018. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $6.3 million and goodwill of approximately $19.1 million. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. The effect of this acquisition was included in the consolidated financial statements of the

Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of First Wagoner Corp. and its subsidiary bank, First Bank & Trust Company complements the Company’s community banking strategy by adding five communities to its banking network in Oklahoma.

On January 11, 2018, the Company acquired First Chandler Corp. and its subsidiary bank, First Bank of Chandler, with two locations in Chandler. First Bank of Chandler had approximately $88 million in total assets, $66 million in loans, $79 million in deposits and $11 million in equity capital. The bank will operate as First Bank of Chandler until it is merged into BancFirst, which is expected to be during the third quarter of 2018. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $2.2 million and goodwill of approximately $6.7 million. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of First Chandler Corp. and its subsidiary bank, First Bank of Chandler complements the Company’s community banking strategy by increasing its banking network in Oklahoma.

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

(3)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Held for investment, at cost (fair value: $2,086 and $2,303, respectively)	$2,079	$2,292
Available for sale, at fair value	491,022	467,703
Total	$493,101	$469,995

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018	(Dollars in thousands)
Mortgage backed securities (1)	$174	$7	$—	$181
States and political subdivisions	1,405	1	(1)	1,405
Other securities	500	—	—	500
Total	$2,079	$8	$(1)	$2,086
December 31, 2017
Mortgage backed securities (1)	$187	$10	$—	$197
States and political subdivisions	1,605	3	(2)	1,606
Other securities	500	—	—	500
Total	$2,292	$13	$(2)	$2,303

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018	(Dollars in thousands)
U.S. treasuries	$344,978	$74	$(3,803)	$341,249
U.S. federal agencies	86,172	11	(283)	85,900
Mortgage backed securities (1)	18,114	165	(594)	17,685
States and political subdivisions	39,654	412	(143)	39,923
Other securities (2)	7,088	71	(894)	6,265
Total	$496,006	$733	$(5,717)	$491,022
December 31, 2017
U.S. treasuries	$314,905	$—	$(2,103)	$312,802
U.S. federal agencies	89,098	82	(329)	88,851
Mortgage backed securities (1)	18,358	204	(586)	17,976
States and political subdivisions	41,937	554	(121)	42,370
Other securities (2)	6,527	71	(894)	5,704
Total	$470,825	$911	$(4,033)	$467,703

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Primarily consists of equity securities.

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

	March 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$1,036	$1,036	$1,036	$1,034
After one year but within five years	422	422	623	627
After five years but within ten years	613	620	625	633
After ten years	8	8	8	9
Total	$2,079	$2,086	$2,292	$2,303
Available for Sale
Contractual maturity of debt securities:
Within one year	$162,621	$162,261	$113,225	$112,974
After one year but within five years	268,010	264,525	289,038	287,058
After five years but within ten years	5,616	5,819	6,222	6,500
After ten years	52,671	52,152	55,813	55,467
Total debt securities	488,918	484,757	464,298	461,999
Equity securities	7,088	6,265	6,527	5,704
Total	$496,006	$491,022	$470,825	$467,703

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Book value of pledged securities	$414,121	$440,069

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$1,045,706	20.98%	$995,207	21.08%
Oil & gas production and equipment	91,051	1.83	95,574	2.02
Agriculture	142,146	2.85	141,249	2.99
State and political subdivisions:
Taxable	70,932	1.42	73,827	1.56
Tax-exempt	51,765	1.04	48,626	1.03
Real estate:
Construction	445,744	8.94	437,277	9.26
Farmland	220,882	4.43	195,162	4.13
One to four family residences	966,006	19.38	875,766	18.55
Multifamily residential properties	59,469	1.19	46,030	0.98
Commercial	1,555,340	31.21	1,487,927	31.51
Consumer	295,148	5.92	284,373	6.02
Other (not classified above)	40,295	0.81	40,977	0.87
Total loans	$4,984,484	100.00%	$4,721,995	100.00%

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

The Company’s commercial and industrial loan category includes a small percentage of loans to companies that provide ancillary services to the oil and gas industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these loans was approximately $67 million at March 31, 2018 and approximately $81 million at December 31, 2017.

Accounting policies related to appraisals, nonaccruals and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Past due 90 days or more and still accruing	$3,900	$2,893
Nonaccrual	31,849	31,943
Restructured	12,945	4,720
Total nonperforming and restructured loans	48,694	39,556
Other real estate owned and repossessed assets	3,676	4,424
Total nonperforming and restructured assets	$52,370	$43,980

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $542,000 for the three months ended March 31, 2018 and approximately $499,000 for the three months ended March 31, 2017.

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

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$1,082	$1,108
Non-residential real estate other	9,131	9,809
Residential real estate permanent mortgage	986	781
Residential real estate all other	3,911	3,980
Commercial and financial:
Non-consumer non-real estate	7,914	7,785
Consumer non-real estate	310	250
Other loans	2,467	5,596
Acquired loans	6,048	2,634
Total	$31,849	$31,943

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of March 31, 2018
Real estate:
Non-residential real estate owner occupied	$1,072	$30	$872	$1,974	$670,610	$672,584	$—
Non-residential real estate other	1,957	32	2,148	4,137	1,108,882	1,113,019	239
Residential real estate permanent mortgage	2,599	661	1,027	4,287	326,763	331,050	711
Residential real estate all other	4,503	778	1,870	7,151	771,129	778,280	1,562
Commercial and financial:
Non-consumer non-real estate	3,481	302	2,961	6,744	1,249,968	1,256,712	116
Consumer non-real estate	1,530	359	638	2,527	282,233	284,760	440
Other loans	779	107	2,148	3,034	135,643	138,677	141
Acquired loans	3,010	1,223	2,398	6,631	402,771	409,402	691
Total	$18,931	$3,492	$14,062	$36,485	$4,947,999	$4,984,484	$3,900
As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$998	$68	$977	$2,043	$639,575	$641,618	$84
Non-residential real estate other	2,905	271	2,112	5,288	1,121,303	1,126,591	432
Residential real estate permanent mortgage	2,211	403	977	3,591	326,743	330,334	584
Residential real estate all other	1,739	749	1,377	3,865	781,790	785,655	973
Commercial and financial:
Non-consumer non-real estate	2,210	706	1,785	4,701	1,279,704	1,284,405	403
Consumer non-real estate	2,085	670	293	3,048	285,872	288,920	194
Other loans	506	103	3,916	4,525	139,920	144,445	—
Acquired loans	753	192	713	1,658	118,369	120,027	223
Total	$13,407	$3,162	$12,150	$28,719	$4,693,276	$4,721,995	$2,893

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

The following table presents impaired loans, segregated by class of loans. During the period ended March 31, 2017, $2.3 million of interest income was recognized on impaired loans subsequent to their classification as impaired. During the period ended March 31, 2018 no material amount of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of March 31, 2018
Real estate:
Non-residential real estate owner occupied	$7,580	$7,507	$296	$5,944
Non-residential real estate other	10,137	9,941	532	10,023
Residential real estate permanent mortgage	2,118	1,918	138	1,835
Residential real estate all other	6,906	6,611	2,372	6,241
Commercial and financial:
Non-consumer non-real estate	19,526	12,407	2,448	11,705
Consumer non-real estate	850	817	134	783
Other loans	2,991	2,608	99	2,570
Acquired loans	9,454	6,492	4	5,086
Total	$59,562	$48,301	$6,023	$44,187

As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$2,011	$1,945	$141	$1,858
Non-residential real estate other	10,323	10,240	496	3,975
Residential real estate permanent mortgage	1,745	1,542	146	1,440
Residential real estate all other	5,837	5,549	2,135	5,258
Commercial and financial:
Non-consumer non-real estate	18,101	11,158	2,412	11,131
Consumer non-real estate	545	514	127	541
Other loans	6,092	5,595	178	7,439
Acquired loans	4,737	3,145	12	3,539
Total	$49,391	$39,688	$5,647	$35,181

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

The general characteristics of the risk grades are disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of March 31, 2018
Real estate:
Non-residential real estate owner occupied	$530,979	$121,730	$18,485	$1,390	$—	$672,584
Non-residential real estate other	912,482	182,611	8,645	9,281	—	1,113,019
Residential real estate permanent mortgage	287,363	34,047	7,562	2,078	—	331,050
Residential real estate all other	611,885	151,133	9,587	5,675	—	778,280
Commercial and financial:
Non-consumer non-real estate	982,927	244,432	22,054	7,270	29	1,256,712
Consumer non-real estate	263,827	18,099	1,939	895	—	284,760
Other loans	132,305	5,318	873	181	—	138,677
Acquired loans	237,669	124,669	40,793	6,271	—	409,402
Total	$3,959,437	$882,039	$109,938	$33,041	$29	$4,984,484

As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$520,641	$105,696	$13,852	$1,429	$—	$641,618
Non-residential real estate other	931,295	178,282	14,290	2,724	—	1,126,591
Residential real estate permanent mortgage	289,200	33,033	6,352	1,749	—	330,334
Residential real estate all other	621,401	149,201	9,418	5,635	—	785,655
Commercial and financial:
Non-consumer non-real estate	1,018,172	234,884	24,322	6,997	30	1,284,405
Consumer non-real estate	268,826	17,499	2,038	557	—	288,920
Other loans	136,617	5,668	1,203	957	—	144,445
Acquired loans	65,685	34,418	17,113	2,811	—	120,027
Total	$3,851,837	$758,681	$88,588	$22,859	$30	$4,721,995

Allowance for Loan Losses Methodology

The allowance for loan losses (“ALL”) methodology is disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following table details activity in the ALL by class of loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2018
Real estate:
Non-residential real estate owner occupied	$6,195	$(19)	$1	$(18)	$473	$6,650
Non-residential real estate other	10,519	(1)	39	38	(9)	10,548
Residential real estate permanent mortgage	3,226	(56)	3	(53)	108	3,281
Residential real estate all other	9,672	(90)	3	(87)	246	9,831
Commercial and financial:
Non-consumer non-real estate	15,334	(156)	13	(143)	(406)	14,785
Consumer non-real estate	2,793	(250)	80	(170)	76	2,699
Other loans	2,481	—	12	12	(157)	2,336
Acquired loans	1,446	(27)	18	(9)	(17)	1,420
Total	$51,666	$(599)	$169	$(430)	$314	$51,550

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2017
Real estate:
Non-residential real estate owner occupied	$5,602	$(32)	$1	$(31)	$(9)	$5,562
Non-residential real estate other	10,793	(1)	1	—	(5)	10,788
Residential real estate permanent mortgage	3,129	(120)	1	(119)	120	3,130
Residential real estate all other	8,622	(57)	11	(46)	83	8,659
Commercial and financial:
Non-consumer non-real estate	12,421	(206)	918	712	(323)	12,810
Consumer non-real estate	2,804	(234)	51	(183)	104	2,725
Other loans	4,045	(1,218)	4	(1,214)	127	2,958
Acquired loans	1,277	(13)	50	37	(25)	1,289
Total	$48,693	$(1,881)	$1,037	$(844)	$72	$47,921

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	March 31, 2018		December 31, 2017

	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied.	$820	$5,830	$656	$5,539
Non-residential real estate other	874	9,674	751	9,768
Residential real estate permanent mortgage	540	2,741	483	2,743
Residential real estate all other	2,971	6,860	2,761	6,911
Commercial and financial:
Non-consumer non-real estate	4,257	10,528	4,651	10,683
Consumer non-real estate	361	2,338	429	2,364
Other loans	66	2,270	133	2,348
Acquired loans	—	1,420	12	1,434
Total	$9,889	$41,661	$9,876	$41,790

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	March 31, 2018			December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$19,875	$652,709	$—	$15,281	$626,337	$—
Non-residential real estate other	17,926	1,095,093	—	17,013	1,109,578	—
Residential real estate permanent mortgage	9,640	321,410	—	8,100	322,234	—
Residential real estate all other	15,262	763,018	—	15,052	770,603	—
Commercial and financial:
Non-consumer non-real estate	29,378	1,227,334	—	31,349	1,253,056	—
Consumer non-real estate	2,838	281,922	—	2,600	286,320	—
Other loans	198	138,479	—	764	143,681	—
Acquired loans	39,207	362,338	7,857	14,464	100,106	5,457
Total	$134,324	$4,842,303	$7,857	$104,623	$4,611,915	$5,457

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Other real estate owned	$402	$901
Repossessed assets	220	363
Total	$622	$1,264

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of March 31, 2018
Core deposit intangibles	$25,907	$(9,098)	$16,809
Customer relationship intangibles	5,699	(3,854)	1,845
Mortgage servicing intangibles	419	(291)	128
Total	$32,025	$(13,243)	$18,782
As of December 31, 2017
Core deposit intangibles	$17,447	$(8,451)	$8,996
Customer relationship intangibles	5,699	(3,767)	1,932
Mortgage servicing intangibles	439	(285)	154
Total	$23,585	$(12,503)	$11,082

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
	(Dollars in thousands)
Three month ended March 31, 2018
Balance at beginning of period	$8,078	$40,050	$5,464	$450	$54,042
Acquisitions	1,127	24,627	—	—	25,754
Balance at end of period	$9,205	$64,677	$5,464	$450	$79,796

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(6)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company has amended the BancFirst ISOP since 1986 to increase the number of shares to be issued under the plan to 6,400,000 shares. At March 31, 2018, there were 309,970 shares available for future grants. The BancFirst ISOP will terminate on December 31, 2019, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2018 will become exercisable through the year 2025. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company has amended the BancFirst Directors’ Stock Option Plan since 1999 to increase the number of shares to be issued under the plan to 520,000 shares. At March 31, 2018, there were 50,000 shares available for future grants. The BancFirst Directors’ Stock Option Plan will terminate on December 31, 2019, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2018 will become exercisable through the year 2022. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Three Months Ended March 31, 2018
Outstanding at December 31, 2017	1,273,625	$25.90
Options granted	30,000	54.73
Options exercised	(76,950)	16.02
Outstanding at March 31, 2018	1,226,675	27.22	10.00 Yrs	$31,747
Exercisable at March 31, 2018	520,925	20.77	7.30 Yrs	$16,840

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands except per share data)
Weighted average grant-date fair value per share of options granted	$13.98	$—
Total intrinsic value of options exercised	2,860	4,613
Cash received from options exercised	1,233	2,610
Tax benefit realized from options exercised	729	1,784

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Stock-based compensation expense	$306	$222
Tax benefit	78	71
Stock-based compensation expense, net of tax	$228	$151

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

March 31, 2018
(Dollars in thousands)
Unearned stock-based compensation expense	$3,444

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.55 to 2.92%	—
Dividend yield	2.00%	—
Stock price volatility	23.05 to 23.18%	—
Expected term	10 Yrs	—

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company has amended the BancFirst Deferred Stock Compensation Plan since 1999 to increase the number of shares to be issued under the plan to 222,220 shares. The BancFirst Deferred Stock Compensation Plan will terminate on December 31, 2019, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 2,842 and 7,782 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the three months ended March 31, 2018 and March 31, 2017, respectively.

A summary of the accumulated stock units is as follows:

	March 31,	December 31,
	2018	2017
Accumulated stock units	137,889	138,768
Average price	$23.34	$22.84

(7)	STOCKHOLDERS’ EQUITY

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

The following table is a summary of the shares under the program:

	Three Months Ended March 31,
	2018	2017
Number of shares repurchased	—	—
Average price of shares repurchased	$—	$—
Shares remaining to be repurchased	300,000	300,000

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of March 31, 2018, the Company and BancFirst met all capital adequacy requirements to which they are subject.  The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2018:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$825,088	15.48%	$426,422	8.00%	$526,365	9.875%	N/A	N/A
BancFirst	708,338	13.46%	420,910	8.00%	519,560	9.875%	$526,137	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$742,538	13.93%	$239,862	4.50%	$339,805	6.375%	N/A	N/A
BancFirst	636,775	12.10%	236,762	4.50%	335,412	6.375%	$341,989	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$773,538	14.51%	$319,816	6.00%	$419,759	7.875%	N/A	N/A
BancFirst	656,775	12.48%	315,682	6.00%	414,333	7.875%	$420,910	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$773,538	10.43%	$296,653	4.00%	N/A	N/A	N/A	N/A
BancFirst	656,775	8.96%	293,061	4.00%	N/A	N/A	$366,327	5.00%

As of March 31, 2018, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework from prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Management believes that, as of March 31, 2018, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share based on weighted-average shares outstanding are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2018
Basic
Income available to common stockholders	$29,620	32,574,251	$0.91
Dilutive effect of stock options	—	743,493
Diluted
Income available to common stockholders plus assumed exercises of stock options	$29,620	33,317,744	$0.89
Three Months Ended March 31, 2017
Basic
Income available to common stockholders	$22,050	31,729,614	$0.70
Dilutive effect of stock options	—	746,382
Diluted
Income available to common stockholders plus assumed exercises of stock options	$22,050	32,475,996	$0.68

The following table shows the number of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

Shares
Three Months Ended March 31, 2018	113,278
Three Months Ended March 31, 2017	—

(9)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2018
Securities available for sale:
U.S. Treasury	$341,249	$—	$—	$341,249
U.S. federal agencies	—	85,900	—	85,900
Mortgage-backed securities	—	3,218	14,467	17,685
States and political subdivisions	—	39,923	—	39,923
Other securities	—	—	6,265	6,265
Derivative assets	—	331	—	331
Derivative liabilities	—	287	—	287
Loans held for sale	—	6,197	—	6,197

December 31, 2017
Securities available for sale:
U.S. Treasury	$312,802	$—	$—	$312,802
U.S. federal agencies	—	88,851	—	88,851
Mortgage-backed securities	—	3,509	14,467	17,976
States and political subdivisions	—	42,370	—	42,370
Other securities	—	—	5,704	5,704
Derivative assets	—	295	—	295
Derivative liabilities	—	261	—	261
Loans held for sale	—	6,173	—	6,173

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at the beginning of the year	$20,171	$21,385
Purchases	874	1,668
Settlements	(313)	(722)
Sales	—	(5,412)
Gains included in earnings	—	4,060
Total unrealized losses	—	(808)
Balance at the end of the period	$20,732	$20,171

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the three months ended March 31, 2018 and 2017, the Company did not transfer any securities between levels in the fair value hierarchy.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended March 31, 2018
Impaired loans (less specific allowance)	$42,278
Repossessed assets	151
Other real estate owned	750

As of and for the Year-to-date Period Ended December 31, 2017
Impaired loans (less specific allowance)	$34,041
Repossessed assets	288
Other real estate owned	1,995

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

Loans

To determine the fair value of loans, the Company uses an exit price calculation, which takes into account factors such as liquidity, credit and the nonperformance risk of loans. For certain homogeneous categories of loans, such as some residential mortgages, fair values are estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair values of other types of loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	March 31,		December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,793,200	$1,793,200	$1,758,575	$1,758,575
Securities held for investment	1,579	1,586	1,792	1,803
Level 3 inputs:
Securities held for investment	500	500	500	500
Loans, net of allowance for loan losses	4,932,934	4,910,027	4,670,329	4,663,608
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	6,713,052	6,811,967	6,415,045	6,490,309
Short-term borrowings	100	100	900	900
Junior subordinated debentures	31,959	35,548	31,959	34,661
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,791		1,839
Letters of credit		483		428

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued periodically) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at March 31, 2018 or December 31, 2017.

(10)SEGMENT INFORMATION

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2018
Net interest income (expense)	$20,304	$41,382	$1,475	$(126)	$—	$63,035
Noninterest income	3,941	13,953	9,624	32,194	(29,602)	30,110
Income before taxes	14,736	26,348	5,043	19,915	(29,101)	36,941

Three Months Ended March 31, 2017
Net interest income (expense)	$18,520	$35,123	$1,495	$(370)	$—	$54,768
Noninterest income	3,822	13,277	8,310	24,472	(21,796)	28,085
Income before taxes	13,074	22,719	3,645	15,511	(21,756)	33,193

Total Assets:
March 31, 2018	$2,646,469	$4,952,580	$84,625	$838,976	$(907,008)	$7,615,642
December 31, 2017	2,552,024	4,544,196	117,332	885,590	(845,986)	7,253,156

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This discussion and analysis should be read in conjunction with the Company’s December 31, 2017 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the Company’s consolidated financial statements and the related Notes included in Item 1.

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

SUMMARY

BancFirst Corporation’s net income for the first quarter of 2018 was $29.6 million, compared to $22.1 million for the first quarter of 2017. Diluted net income per common share was $0.89 and $0.68 for the first quarter of 2018 and 2017, respectively. On January 11, 2018 the Company completed the acquisitions of two Oklahoma banking corporations. Consequently, the first quarter of 2018 included one-time acquisition related expenses of approximately $2.1 million, which reduced diluted earnings per share by approximately 5 cents. Net income for the first quarter of 2017 included the effects of favorable resolutions of two problem loans which resulted in principal recovery of $894,000 and unaccrued interest income of $2.3 million.

The Company’s net interest income for the first quarter of 2018 increased to $63.0 million, compared to $54.8 million for the first quarter of 2017. The net interest margin for the quarter was 3.66%, compared to 3.39% a year ago. The increase in margin was primarily due to the increase in the federal funds rate throughout 2017 and the first quarter of 2018 and the two acquisitions. The Company’s provision for loan losses for the first quarter of 2018 was $314,000, compared to $72,000 a year ago. Net charge-offs for the quarter were only 0.01% of average loans, compared to 0.02% for the first quarter of 2017. Noninterest income for the quarter totaled $30.1 million, compared to $28.1 million last year. Noninterest expense for the quarter totaled $55.9 million, compared to $49.6 million last year. The increase in noninterest expenses was due to salary increases in 2018 and the two acquisitions. The Company’s effective tax rate was 19.8% compared to 33.6% for the first quarter of 2017 and added approximately 15 cents to the first quarter diluted earnings per share. The decrease in the effective tax rate was due to change in tax rates from the Tax Cuts and Jobs Act and exercising of stock options during the quarter.

At March 31, 2018, the Company’s total assets were $7.6 billion, an increase of $362.5 million from December 31, 2017. The increase in total assets was primarily related to acquisitions during the quarter. Securities of $493.1 million were up slightly from December 31, 2017. Loans totaled $5.0 billion, an increase of $262.5 million from December 31, 2017. Excluding acquired loans of $312.3 million, loans were slightly down from December 31, 2017. Deposits totaled $6.7 billion, an increase of $298.0 million from the December 31, 2017 total, which was primarily related to the acquisitions. The Company’s total stockholders’ equity was $838.1 million, an increase of $62.5 million over December 31, 2017.

Asset quality remained strong during the first quarter of 2018. Nonperforming and restructured assets were 0.69% of total assets at March 31, 2018 compared to 0.61% at December 31, 2017. The allowance to total loans was 1.03%, compared to 1.09% at year-end 2017. The allowance to nonperforming and restructured loans was 105.9% compared to 130.6% at year-end 2017.

On January 11, 2018, the Company completed the previously announced acquisitions of two Oklahoma banking corporations. First Wagoner Corporation and its subsidiary bank, First Bank & Trust Company, and First Chandler Corp. and its subsidiary bank, First Bank of Chandler, had combined total assets of approximately $378 million. The Company exchanged a combination of cash and stock for these transactions.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Income Statement Data
Net interest income	$63,035	$54,768
Provision for loan losses	314	72
Securities transactions	(14)	—
Total noninterest income	30,110	28,085
Salaries and employee benefits	34,190	30,654
Total noninterest expense	55,890	49,588
Net income	29,620	22,050
Per Common Share Data
Net income – basic	$0.91	$0.70
Net income – diluted	0.89	0.68
Cash dividends	0.21	0.19
Performance Data
Return on average assets	1.60%	1.27%
Return on average stockholders’ equity	14.60	12.37
Cash dividend payout ratio	23.08	27.34
Net interest spread	3.34	3.19
Net interest margin	3.66	3.39
Efficiency ratio	60.00	59.85
Net charge-offs to average loans	0.01	0.02

Net Interest Income

For the three months ended March 31, 2018, net interest income, which is the Company’s principal source of operating revenue, increased to $63.0 million compared to $54.8 million for the three months ended March 31, 2017. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin for the quarter was 3.66% compared to 3.39% a year ago. The increase in the margin was primarily due to the increase in the federal funds rate throughout 2017 and the first quarter of 2018 and the two acquisitions.

Provision for Loan Losses

The Company’s provision for loan loss for the first quarter of 2018 was $314,000 compared to $72,000 a year ago. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date.  Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $430,000 for the first quarter of 2018, compared to $844,000 for the first quarter of 2017. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

Noninterest Income

Noninterest income totaled $30.1 million for the first quarter of 2018 compared to $28.1 million for the first quarter of 2017. Noninterest income included increases in trust revenue, insurance commissions, debit card usage fees and non-sufficient funds fees. The Company had fees from debit card usage totaling $6.8 million and $6.2 million during the three month periods ended March 31, 2018 and 2017, respectively. This represents 22.7% and 22.2% of the Company’s noninterest income for the three month periods ended March 31, 2018 and 2017, respectively. In addition, the Company has non-sufficient funds fees totaling $7.2 million and $6.9 million for the three month periods ended March 31, 2018 and 2017, respectively. This represents 24.0% and 24.4% of the Company’s noninterest income for the three month periods ended March 31, 2018 and 2017, respectively.

Noninterest Expense

For the three months ended March 31, 2018, noninterest expense totaled $55.9 million, compared to $49.6 million for the three months ended March 31, 2017. The increase in noninterest expense for the first quarter of 2018 was due to salary increases in 2018 and the two acquisitions which included one-time acquisition related expenses of approximately $2.1 million.

Income Taxes

The Company’s effective tax rate on income before taxes was 19.8% for the first quarter of 2018, compared to 33.6% for the first quarter of 2017. The decrease in the effective tax rate was due to the change in tax rates from the Tax Cuts and Jobs Act and exercising of stock options during the quarter.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
Balance Sheet Data
Total assets	$7,615,642	$7,253,156
Total loans (net of unearned interest)	4,990,681	4,728,168
Allowance for loan losses	51,550	51,666
Securities	493,101	469,995
Deposits	6,713,052	6,415,045
Stockholders' equity	838,096	775,629
Book value per share	25.62	24.32
Tangible book value per share (non-GAAP)(1)	22.61	22.28
Average loans to deposits (year-to-date)	75.42%	72.22%
Average earning assets to total assets (year-to-date)	93.14	93.41
Average stockholders’ equity to average assets (year-to-date)	10.95	10.56
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.98%	0.84%
Nonperforming and restructured assets to total assets	0.69	0.61
Allowance for loan losses to total loans	1.03	1.09
Allowance for loan losses to nonperforming and restructured loans	105.87	130.62
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$838,096	$775,629
Less goodwill	79,796	54,042
Less intangible assets, net	18,782	11,082
Tangible stockholders' equity (non-GAAP)	$739,518	$710,505
Common shares outstanding	32,707,166	31,894,563
Tangible book value per share (non-GAAP)	$22.61	$22.28
(1)	Refer to the “Reconciliation of Tangible Book Value per Common Share (non-GAAP)” Table
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

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks and federal funds sold increased slightly by $34.6 million or 2.0% to $1.8 billion, from December 31, 2017 to March 31, 2018.

Securities

At March 31, 2018, total securities increased $23.1 million, or 4.9% compared to December 31, 2017. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on securities available for sale, before taxes, was $5.0 million at March 31, 2018, compared to $3.1 million at December 31, 2017.  These unrealized losses are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of ($3.7) and ($2.3) million, respectively.

Loans (Including Acquired Loans)

At March 31, 2018, loans totaled $5.0 billion, an increase of $262.5 million from December 31, 2017. Excluding acquired loans of approximately $312.3 million, loans were slightly down from December 31, 2017. The slight decrease in loans was due to modest loan demand.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At March 31, 2018, the allowance for loan losses to total loans represented 1.03% of total loans, compared to 1.09% at December 31, 2017.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The interest rate component was $3.2 million at March 31, 2018 and zero at December 31, 2017. The credit component of the adjustment was $11.1 million at March 31, 2018 and $1.2 million at December 31, 2017 while the acquired loans outstanding were $409.4 million and $120.0 million, respectively.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $52.4 million at March 31, 2018, compared to $44.0 million at December 31, 2017. The Company’s level of nonperforming and restructured assets has continued to be relatively low.

Nonaccrual loans totaled $31.8 million at March 31, 2018, compared to $31.9 million at the end of 2017. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $542,000 for the first quarter of 2018 and $499,000 for the first quarter of 2017.  Only a small amount of this interest is expected to be ultimately collected.

Restructured loans totaled $12.9 million at March 31, 2018, compared to $4.7 million at the end of 2017. The increase in restructured loans was due primarily to a few commercial loans identified as troubled debt restructurings during the quarter and the restructured loans from the two acquisitions. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

Other real estate owned and repossessed assets totaled $3.7 million at March 31, 2018, compared to $4.4 million at December 31, 2017.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms.  The Company had approximately $9.4 million of these loans at March 31, 2018, compared to $7.7 million at December 31, 2017. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At March 31, 2018, deposits totaled $6.7 billion, an increase of $298.0 million from the December 31, 2017 total, which was primarily related to the acquisitions during the quarter. The Company’s core deposits provide it with a stable, low-cost funding source.

The Company’s core deposits as a percentage of total deposits were 97.8% at March 31, 2018 compared to 98.1% at December 31, 2017.  Noninterest-bearing deposits to total deposits were 39.2% at March 31, 2018, compared to 39.8% at December 31, 2017.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $100,000 at March 31, 2018, compared to $900,000 at December 31, 2017.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $755.4 million, are pledged as collateral for the borrowings under the line of credit. As of March 31, 2018 and December 31, 2017, the Company had no advances outstanding under the line of credit from FHLB. In addition, the Company has a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Capital Resources

Stockholders’ equity totaled $838.1 million at March 31, 2018, compared to $775.6 million at December 31, 2017. In addition to net income of $29.6 million, other changes in stockholders’ equity during the three months ended March 31, 2018 included $40.8 million related to common stock issuances and $306,000 related to stock-based compensation, that were partially offset by $6.9 million in dividends and a $1.4 million decrease in other comprehensive income. The Company’s leverage ratio and total risk-based capital ratios at March 31, 2018, were well in excess of the regulatory requirements.

See Note (6) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

CONTRACTUAL OBLIGATIONS

There have not been any material changes in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,993,902	$63,055	5.12%	$4,400,707	$53,833	4.96%
Securities – taxable	438,848	1,898	1.75	435,196	1,761	1.64
Securities – tax exempt	29,444	216	2.98	33,291	287	3.50
Federal funds sold and interest-bearing deposits with banks	1,536,973	5,886	1.55	1,724,747	3,440	0.81
Total earning assets	6,999,167	71,055	4.12	6,593,941	59,321	3.65
Nonearning assets:
Cash and due from banks	185,548			173,329
Interest receivable and other assets	382,536			337,123
Allowance for loan losses	(52,479)			(48,453)
Total nonearning assets	515,605			461,999
Total assets	$7,514,772			$7,055,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$809,827	$394	0.20%	$795,743	$211	0.11%
Savings deposits	2,451,433	5,106	0.84	2,263,918	2,297	0.41
Time deposits	777,811	1,769	0.92	685,575	1,217	0.72
Short-term borrowings	7,996	35	1.79	1,870	3	0.62
Junior subordinated debentures	31,959	535	6.79	31,959	527	6.69
Total interest-bearing liabilities	4,079,026	7,839	0.78	3,779,065	4,255	0.46
Interest-free funds:
Noninterest-bearing deposits	2,582,195			2,529,883
Interest payable and other liabilities	30,683			23,874
Stockholders’ equity	822,868			723,118
Total interest free funds	3,435,746			3,276,875
Total liabilities and stockholders’ equity	$7,514,772			$7,055,940
Net interest income		$63,216			$55,066
Net interest spread			3.34%			3.19%
Effect of interest free funds			0.32%			0.20%
Net interest margin			3.66%			3.39%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2017, the date of its most recent annual report to stockholders.

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer, Chief Financial Officer and its Disclosure Committee, which includes the Company’s Executive Chairman, Chief Risk Officer, Chief Internal Auditor, Chief Asset Quality Officer, Controller, General Counsel and Vice President of Corporate Finance, have evaluated, as of the last day of the period covered by this report, the Company’s disclosure controls and procedures.  Based on their evaluation they concluded that the disclosure controls and procedures of the Company are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms.

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

Item 1A. Risk Factors.

As of March 31, 2018, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

10.2

Amendment Number One to the BancFirst Corporation Employee Stock Ownership Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 26, 2018 and incorporated herein by reference).

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

10.6

Adoption Agreement for the BancFirst Corporation Thrift Plan adopted April 21, 2016 effective January 1, 2016. (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2016 and incorporated herein by reference).

10.7	Amendment Number One to the BancFirst Corporation Thrift Plan. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2018 and incorporated herein by reference).
31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: May 4, 2018	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2018	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)