Form 10-Q
period 2018-06-30
BANCFIRST CORP /OK/
filed 2018-08-09
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018 there were 32,737,715 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2018	2017
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$188,483	$216,104
Interest-bearing deposits with banks	1,579,577	1,541,771
Federal funds sold	22,798	700
Securities (fair value: $462,880 and $470,006, respectively)	462,871	469,995
Loans held for sale	9,553	6,173
Loans (net of unearned interest)	5,007,518	4,721,995
Allowance for loan losses	(52,200)	(51,666)
Loans, net of allowance for loan losses	4,955,318	4,670,329
Premises and equipment, net	146,710	134,088
Other real estate owned	3,616	4,136
Intangible assets, net	18,012	11,082
Goodwill	79,733	54,042
Accrued interest receivable and other assets	156,292	144,736
Total assets	$7,622,963	$7,253,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,661,316	$2,550,150
Interest-bearing	4,030,858	3,864,895
Total deposits	6,692,174	6,415,045
Short-term borrowings	2,500	900
Accrued interest payable and other liabilities	34,318	29,623
Junior subordinated debentures	31,959	31,959
Total liabilities	6,760,951	6,477,527

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,731,215 and 31,894,563, respectively	32,731	31,895
Capital surplus	148,494	107,481
Retained earnings	684,425	638,580
Accumulated other comprehensive loss, net of income tax of $(1,243) and $(795), respectively	(3,638)	(2,327)
Total stockholders' equity	862,012	775,629
Total liabilities and stockholders' equity	$7,622,963	$7,253,156

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$65,604	$54,763	$128,523	$108,398
Securities:
Taxable	1,956	1,906	3,854	3,667
Tax-exempt	162	178	333	365
Federal funds sold	95	1	199	1
Interest-bearing deposits with banks	7,325	4,425	13,107	7,865
Total interest income	75,142	61,273	146,016	120,296
INTEREST EXPENSE
Deposits	9,710	4,300	16,979	8,025
Short-term borrowings	8	4	43	7
Junior subordinated debentures	544	530	1,079	1,057
Total interest expense	10,262	4,834	18,101	9,089
Net interest income	64,880	56,439	127,915	111,207
Provision for loan losses	1,225	1,841	1,539	1,913
Net interest income after provision for loan losses	63,655	54,598	126,376	109,294
NONINTEREST INCOME
Trust revenue	3,396	2,894	6,525	5,846
Service charges on deposits	17,537	16,448	34,190	32,226
Securities transactions (includes accumulated other comprehensive income reclassifications of $0, $(142), $0 and $(142), respectively)	115	(330)	101	(330)
Income from sales of loans	802	816	1,453	1,448
Insurance commissions	3,927	3,728	9,126	8,291
Cash management	3,381	2,799	6,402	5,553
Gain (loss) on sale of other assets	127	(25)	153	(49)
Other	1,152	1,653	2,597	3,083
Total noninterest income	30,437	27,983	60,547	56,068
NONINTEREST EXPENSE
Salaries and employee benefits	34,776	31,547	68,966	62,201
Occupancy, net	3,396	2,992	6,798	5,966
Depreciation	2,429	2,392	4,839	4,812
Amortization of intangible assets	759	547	1,492	1,094
Data processing services	1,195	1,097	2,398	2,292
Net expense from other real estate owned	19	202	45	252
Marketing and business promotion	1,649	1,559	4,001	3,774
Deposit insurance	640	542	1,259	1,130
Other	9,393	8,075	20,348	17,020
Total noninterest expense	54,256	48,953	110,146	98,541
Income before taxes	39,836	33,628	76,777	66,821
Income tax expense	9,250	10,446	16,571	21,589
Net income	$30,586	$23,182	$60,206	$45,232
NET INCOME PER COMMON SHARE
Basic	$0.93	$0.73	$1.84	$1.43
Diluted	$0.91	$0.71	$1.80	$1.39
OTHER COMPREHENSIVE (LOSS)/INCOME
Unrealized (losses)/gains on securities, net of tax of $179, $(280), $653 and $(167), respectively	(541)	443	(1,929)	265
Reclassification adjustment for losses included in net income, net of tax of $0, $(55), $0 and $(55), respectively	—	87	—	87
Other comprehensive (losses)/gains, net of tax of $179, $(335), $448 and $(222), respectively	(541)	530	(1,929)	352
Comprehensive income	$30,045	$23,712	$58,277	$45,584

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
COMMON STOCK
Issued at beginning of period	$32,708	$31,782	$31,895	$31,622
Shares issued for stock options	23	36	103	196
Shares issued for acquisitions	—	—	733	—
Issued at end of period	$32,731	$31,818	$32,731	$31,818
CAPITAL SURPLUS
Balance at beginning of period	$147,762	$102,605	$107,481	$101,730
Common stock issued for stock options	410	2,592	1,620	3,245
Common stock issued for acquisitions	—	—	38,765	—
Stock-based compensation arrangements	322	243	628	465
Balance at end of period	$148,494	$105,440	$148,494	$105,440
RETAINED EARNINGS
Balance at beginning of period	$660,723	$593,631	$638,580	$577,648
Net income	30,586	23,182	60,206	45,232
Cumulative effect of change in accounting principle	—	—	(618)	—
Dividends on common stock ($0.21, $0.19, $0.42 and $0.38 per share, respectively)	(6,884)	(6,055)	(13,743)	(12,122)
Balance at end of period	$684,425	$610,758	$684,425	$610,758
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on securities:
Balance at beginning of period	$(3,097)	$(84)	$(2,327)	$94
Net change	(541)	530	(1,929)	352
Cumulative effect of change in accounting principle	—	—	618	—
Balance at end of period	$(3,638)	$446	$(3,638)	$446
Total stockholders’ equity	$862,012	$748,462	$862,012	$748,462

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,206	$45,232
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	1,539	1,913
Depreciation and amortization	6,331	5,906
Net amortization of securities premiums and discounts	(77)	(103)
Realized securities (gains)/losses	(101)	330
Gain on sales of loans	(1,453)	(1,448)
Cash receipts from the sale of loans originated for sale	95,713	97,146
Cash disbursements for loans originated for sale	(97,676)	(95,477)
Deferred income tax benefit	(604)	(723)
(Gain)/loss on other assets	(156)	62
Increase in interest receivable	(2,618)	(1,107)
Increase in interest payable	575	126
Amortization of stock-based compensation arrangements	628	465
Excess tax benefit from stock-based compensation arrangements	(898)	(1,784)
Other, net	(5,678)	3,234
Net cash provided by operating activities	$55,731	$53,772
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	$6,248	$ —
Net decrease in federal funds sold	750	700
Purchases of held for investment securities	(225)	(220)
Purchases of available for sale securities	(60,604)	(42,006)
Proceeds from maturities, calls and paydowns of held for investment securities	509	644
Proceeds from maturities, calls and paydowns of available for sale securities	59,235	60,360
Proceeds from sales of available for sale securities	1,467	—
Purchase of equity securities	(1,709)	—
Proceeds from paydowns and sales of equity securities	1,080	—
Net change in loans	24,177	(181,851)
Purchases of premises, equipment and computer software	(16,631)	(6,568)
Proceeds from the sale of other real estate owned and other assets	3,231	2,088
Net cash provided by/(used in) investing activities	17,528	(166,853)
FINANCING ACTIVITIES
Net change in deposits	(52,831)	(12,375)
Net increase in short-term borrowings	1,600	500
Issuance of common stock in connection with stock options, net	1,723	3,441
Cash dividends paid	(13,566)	(12,046)
Net cash used in financing activities	(63,074)	(20,480)
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	10,185	(133,561)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,757,875	1,850,461
Cash, due from banks and interest-bearing deposits at the end of the period	$1,768,060	$1,716,900
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$17,525	$8,963
Cash paid during the period for income taxes	$16,150	$20,450
Noncash investing and financing activities:
Stock issued in acquisitions	$39,498	$—
Cash consideration for acquisitions	$24,722	$—
Fair value of assets acquired in acquisitions	$377,320	$—
Liabilities assumed in acquisitions	$338,860	$—
Unpaid common stock dividends declared	$6,870	$6,045

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

Recent Accounting Pronouncements

Standards Adopted During Current Period:

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-2, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-2 allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU 2018-2 is effective for fiscal years beginning after December 15, 2018 with early adoption permitted. The Company elected to early adopt the provisions of ASU 2018-2 and the amount to reclassify was immaterial to the Company’s financial statements. The Company’s policy is to release material stranded tax effects on a specific identification basis.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 requires all equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income. The adoption of the guidance resulted in a $618,000 decrease to retained earnings and a $618,000 increase to accumulated other comprehensive income. Additional income of $41,200 was recorded in the consolidated statement of comprehensive income during 2018 as a result of changes to the accounting for equity investments. Further, the Company’s securities disclosures in Note (3) have been revised to exclude equity investments in 2018 and fair value disclosures in Note (9) have incorporated the revised disclosure requirements for financial investments. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of the Company’s loans held for investment as part of adopting this standard. The refined calculation did not have a significant impact on the Company’s fair value disclosures. ASU 2016-01 was adopted on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

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

On January 11, 2018, the Company acquired First Chandler Corp. and its subsidiary bank, First Bank of Chandler, with two locations in Chandler. First Bank of Chandler had approximately $88 million in total assets, $66 million in loans, $79 million in deposits and $11 million in equity capital. The bank will operate as First Bank of Chandler until it is merged into BancFirst, which is expected to be during the third quarter of 2018. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $2.2 million and goodwill of approximately $6.6 million. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of First Chandler Corp. and its subsidiary bank, First Bank of Chandler complements the Company’s community banking strategy by increasing its banking network in Oklahoma.

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

(3)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Held for investment, at cost (fair value: $2,017 and $2,303, respectively)	$2,008	$2,292
Available for sale, at fair value	460,863	467,703
Total	$462,871	$469,995

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018	(Dollars in thousands)
Mortgage backed securities (1)	$158	$6	$—	$164
States and political subdivisions	1,350	3	—	1,353
Other securities	500	—	—	500
Total	$2,008	$9	$—	$2,017
December 31, 2017
Mortgage backed securities (1)	$187	$10	$—	$197
States and political subdivisions	1,605	3	(2)	1,606
Other securities	500	—	—	500
Total	$2,292	$13	$(2)	$2,303

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018	(Dollars in thousands)
U.S. treasuries	$324,661	$108	$(4,574)	$320,195
U.S. federal agencies	84,649	2	(222)	84,429
Mortgage backed securities (1)	16,828	137	(559)	16,406
States and political subdivisions	39,606	347	(120)	39,833
Total	$465,744	$594	$(5,475)	$460,863
December 31, 2017
U.S. treasuries	$314,905	$—	$(2,103)	$312,802
U.S. federal agencies	89,098	82	(329)	88,851
Mortgage backed securities (1)	18,358	204	(586)	17,976
States and political subdivisions	41,937	554	(121)	42,370
Equity securities (2)	6,527	71	(894)	5,704
Total	$470,825	$911	$(4,033)	$467,703

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Consisted of equity securities that are included in other assets in 2018.

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

	June 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$975	$978	$1,036	$1,034
After one year but within five years	428	428	623	627
After five years but within ten years	599	605	625	633
After ten years	6	6	8	9
Total	$2,008	$2,017	$2,292	$2,303
Available for Sale
Contractual maturity of debt securities:
Within one year	$114,086	$113,828	$113,225	$112,974
After one year but within five years	296,057	291,843	289,038	287,058
After five years but within ten years	6,129	6,306	6,222	6,500
After ten years	49,472	48,886	55,813	55,467
Total debt securities	465,744	460,863	464,298	461,999
Equity securities	—	—	6,527	5,704
Total	$465,744	$460,863	$470,825	$467,703

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Book value of pledged securities	$439,030	$440,069

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$1,083,958	21.65%	$995,207	21.08%
Oil & gas production and equipment	95,777	1.91	95,574	2.02
Agriculture	130,961	2.62	141,249	2.99
State and political subdivisions:
Taxable	65,745	1.31	73,827	1.56
Tax-exempt	54,400	1.09	48,626	1.03
Real estate:
Construction	456,062	9.11	437,277	9.26
Farmland	215,835	4.31	195,162	4.13
One to four family residences	978,196	19.53	875,766	18.55
Multifamily residential properties	66,488	1.33	46,030	0.98
Commercial	1,514,304	30.24	1,487,927	31.51
Consumer	309,011	6.17	284,373	6.02
Other (not classified above)	36,781	0.73	40,977	0.87
Total loans	$5,007,518	100.00%	$4,721,995	100.00%

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

The Company’s commercial and industrial loan category includes a small percentage of loans to companies that provide ancillary services to the oil and gas industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these loans was approximately $79 million at June 30, 2018 and approximately $81 million at December 31, 2017.

Accounting policies related to appraisals, nonaccruals and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Past due 90 days or more and still accruing	$2,916	$2,893
Nonaccrual	30,149	31,943
Restructured	14,527	4,720
Total nonperforming and restructured loans	47,592	39,556
Other real estate owned and repossessed assets	3,847	4,424
Total nonperforming and restructured assets	$51,439	$43,980

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.1 million for the six months ended June 30, 2018 and approximately $886,000 for the six months ended June 30, 2017.

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

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$1,225	$1,108
Non-residential real estate other	8,892	9,809
Residential real estate permanent mortgage	978	781
Residential real estate all other	5,121	3,980
Commercial and financial:
Non-consumer non-real estate	7,357	7,785
Consumer non-real estate	362	250
Other loans	525	5,596
Acquired loans	5,689	2,634
Total	$30,149	$31,943

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of June 30, 2018
Real estate:
Non-residential real estate owner occupied	$547	$824	$968	$2,339	$637,279	$639,618	$118
Non-residential real estate other	475	56	1,755	2,286	1,127,444	1,129,730	171
Residential real estate permanent mortgage	4,333	644	1,219	6,196	323,487	329,683	852
Residential real estate all other	2,414	754	2,649	5,817	788,538	794,355	1,129
Commercial and financial:
Non-consumer non-real estate	1,768	1,659	2,650	6,077	1,298,337	1,304,414	198
Consumer non-real estate	1,549	359	421	2,329	298,798	301,127	331
Other loans	412	237	324	973	136,378	137,351	—
Acquired loans	3,248	681	2,550	6,479	364,761	371,240	117
Total	$14,746	$5,214	$12,536	$32,496	$4,975,022	$5,007,518	$2,916
As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$998	$68	$977	$2,043	$639,575	$641,618	$84
Non-residential real estate other	2,905	271	2,112	5,288	1,121,303	1,126,591	432
Residential real estate permanent mortgage	2,211	403	977	3,591	326,743	330,334	584
Residential real estate all other	1,739	749	1,377	3,865	781,790	785,655	973
Commercial and financial:
Non-consumer non-real estate	2,210	706	1,785	4,701	1,279,704	1,284,405	403
Consumer non-real estate	2,085	670	293	3,048	285,872	288,920	194
Other loans	506	103	3,916	4,525	139,920	144,445	—
Acquired loans	753	192	713	1,658	118,369	120,027	223
Total	$13,407	$3,162	$12,150	$28,719	$4,693,276	$4,721,995	$2,893

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

The following table presents impaired loans, segregated by class of loans. During the period ended June 30, 2018 no material amount of interest income was recognized on impaired loans subsequent to their classification as impaired. During the period ended June 30, 2017, $2.3 million of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of June 30, 2018
Real estate:
Non-residential real estate owner occupied	$7,718	$7,636	$301	$7,387
Non-residential real estate other	9,881	9,633	521	9,730
Residential real estate permanent mortgage	2,252	2,047	155	1,819
Residential real estate all other	7,724	7,417	2,445	6,920
Commercial and financial:
Non-consumer non-real estate	20,876	13,639	2,662	13,048
Consumer non-real estate	794	755	136	780
Other loans	760	525	55	1,084
Acquired loans	11,065	8,075	4	6,870
Total	$61,070	$49,727	$6,279	$47,638

As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$2,011	$1,945	$141	$1,858
Non-residential real estate other	10,323	10,240	496	3,975
Residential real estate permanent mortgage	1,745	1,542	146	1,440
Residential real estate all other	5,837	5,549	2,135	5,258
Commercial and financial:
Non-consumer non-real estate	18,101	11,158	2,412	11,131
Consumer non-real estate	545	514	127	541
Other loans	6,092	5,595	178	7,439
Acquired loans	4,737	3,145	12	3,539
Total	$49,391	$39,688	$5,647	$35,181

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of June 30, 2018
Real estate:
Non-residential real estate owner occupied	$492,984	$126,220	$18,995	$1,419	$—	$639,618
Non-residential real estate other	929,230	181,759	9,701	9,040	—	1,129,730
Residential real estate permanent mortgage	282,347	37,534	7,350	2,452	—	329,683
Residential real estate all other	622,575	154,192	10,681	6,907	—	794,355
Commercial and financial:
Non-consumer non-real estate	1,029,512	249,253	18,716	6,933	—	1,304,414
Consumer non-real estate	278,585	20,078	1,675	789	—	301,127
Other loans	131,903	5,054	336	58	—	137,351
Acquired loans	215,415	117,064	32,547	6,214	—	371,240
Total	$3,982,551	$891,154	$100,001	$33,812	$—	$5,007,518

As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$520,641	$105,696	$13,852	$1,429	$—	$641,618
Non-residential real estate other	931,295	178,282	14,290	2,724	—	1,126,591
Residential real estate permanent mortgage	289,200	33,033	6,352	1,749	—	330,334
Residential real estate all other	621,401	149,201	9,418	5,635	—	785,655
Commercial and financial:
Non-consumer non-real estate	1,018,172	234,884	24,322	6,997	30	1,284,405
Consumer non-real estate	268,826	17,499	2,038	557	—	288,920
Other loans	136,617	5,668	1,203	957	—	144,445
Acquired loans	65,685	34,418	17,113	2,811	—	120,027
Total	$3,851,837	$758,681	$88,588	$22,859	$30	$4,721,995
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

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2018
Real estate:
Non-residential real estate owner occupied	$6,650	$—	$—	$—	$(224)	$6,426
Non-residential real estate other	10,548	—	—	—	157	10,705
Residential real estate permanent mortgage	3,281	(6)	23	17	9	3,307
Residential real estate all other	9,831	(151)	3	(148)	440	10,123
Commercial and financial:
Non-consumer non-real estate	14,785	(153)	10	(143)	427	15,069
Consumer non-real estate	2,699	(194)	44	(150)	290	2,839
Other loans	2,336	(2)	12	10	(18)	2,328
Acquired loans	1,420	(166)	5	(161)	144	1,403
Total	$51,550	$(672)	$97	$(575)	$1,225	$52,200

Six Months Ended June 30, 2018
Real estate:
Non-residential real estate owner occupied	$6,195	$(19)	$1	$(18)	$249	$6,426
Non-residential real estate other	10,519	(1)	39	38	148	10,705
Residential real estate permanent mortgage	3,226	(62)	26	(36)	117	3,307
Residential real estate all other	9,672	(241)	6	(235)	686	10,123
Commercial and financial:
Non-consumer non-real estate	15,334	(309)	23	(286)	21	15,069
Consumer non-real estate	2,793	(444)	124	(320)	366	2,839
Other loans	2,481	(2)	24	22	(175)	2,328
Acquired loans	1,446	(193)	23	(170)	127	1,403
Total	$51,666	$(1,271)	$266	$(1,005)	$1,539	$52,200

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2017
Real estate:
Non-residential real estate owner occupied	$5,562	$(40)	$3	$(37)	$160	$5,685
Non-residential real estate other	10,788	(25)	1	(24)	(284)	10,480
Residential real estate permanent mortgage	3,130	(36)	10	(26)	44	3,148
Residential real estate all other	8,659	(16)	6	(10)	263	8,912
Commercial and financial:
Non-consumer non-real estate	12,810	(471)	61	(410)	1,243	13,643
Consumer non-real estate	2,725	(234)	32	(202)	183	2,706
Other loans	2,958	(56)	1	(55)	103	3,006
Acquired loans	1,289	(1)	8	7	129	1,425
Total	$47,921	$(879)	$122	$(757)	$1,841	$49,005

Six Months Ended June 30, 2017
Real estate:
Non-residential real estate owner occupied	$5,602	$(72)	$4	$(68)	$151	$5,685
Non-residential real estate other	10,793	(26)	2	(24)	(289)	10,480
Residential real estate permanent mortgage	3,129	(156)	11	(145)	164	3,148
Residential real estate all other	8,622	(73)	17	(56)	346	8,912
Commercial and financial:
Non-consumer non-real estate	12,421	(677)	979	302	920	13,643
Consumer non-real estate	2,804	(468)	83	(385)	287	2,706
Other loans	4,045	(1,274)	5	(1,269)	230	3,006
Acquired loans	1,277	(14)	58	44	104	1,425
Total	$48,693	$(2,760)	$1,159	$(1,601)	$1,913	$49,005

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	June 30, 2018		December 31, 2017

	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied.	$841	$5,585	$656	$5,539
Non-residential real estate other	908	9,797	751	9,768
Residential real estate permanent mortgage	560	2,747	483	2,743
Residential real estate all other	3,138	6,985	2,761	6,911
Commercial and financial:
Non-consumer non-real estate	4,076	10,993	4,651	10,683
Consumer non-real estate	349	2,490	429	2,364
Other loans	52	2,276	133	2,348
Acquired loans	—	1,403	12	1,434
Total	$9,924	$42,276	$9,876	$41,790

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	June 30, 2018			December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$20,414	$619,204	$—	$15,281	$626,337	$—
Non-residential real estate other	18,741	1,110,989	—	17,013	1,109,578	—
Residential real estate permanent mortgage	9,802	319,881	—	8,100	322,234	—
Residential real estate all other	17,588	776,767	—	15,052	770,603	—
Commercial and financial:
Non-consumer non-real estate	25,649	1,278,765	—	31,349	1,253,056	—
Consumer non-real estate	2,692	298,435	—	2,600	286,320	—
Other loans	302	137,049	—	764	143,681	—
Acquired loans	31,009	332,479	7,752	14,464	100,106	5,457
Total	$126,197	$4,873,569	$7,752	$104,623	$4,611,915	$5,457

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Other real estate owned	$1,123	$1,513
Repossessed assets	550	612
Total	$1,673	$2,125

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of June 30, 2018
Core deposit intangibles	$25,906	$(9,769)	$16,137
Customer relationship intangibles	5,699	(3,941)	1,758
Mortgage servicing intangibles	413	(296)	117
Total	$32,018	$(14,006)	$18,012
As of December 31, 2017
Core deposit intangibles	$17,447	$(8,451)	$8,996
Customer relationship intangibles	5,699	(3,767)	1,932
Mortgage servicing intangibles	439	(285)	154
Total	$23,585	$(12,503)	$11,082

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
	(Dollars in thousands)
Six month ended June 30, 2018
Balance at beginning of period	$8,078	$40,050	$5,464	$450	$54,042
Acquisitions	5,689	20,002	—	—	25,691
Balance at end of period	$13,767	$60,052	$5,464	$450	$79,733

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(6)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company has amended the BancFirst ISOP since 1986 to increase the number of shares to be issued under the plan to 6,400,000 shares. At June 30, 2018, there were 310,470 shares available for future grants. The BancFirst ISOP will terminate on December 31, 2019, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2018 will become exercisable through the year 2025. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company has amended the BancFirst Directors’ Stock Option Plan since 1999 to increase the number of shares to be issued under the plan to 520,000 shares. At June 30, 2018, there were 50,000 shares available for future grants. The BancFirst Directors’ Stock Option Plan will terminate on December 31, 2019, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2018 will become exercisable through the year 2022. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Six Months Ended June 30, 2018
Outstanding at December 31, 2017	1,273,625	$25.90
Options granted	34,500	54.68
Options exercised	(99,950)	16.45
Options canceled, forfeited, or expired	(5,000)	48.02
Outstanding at June 30, 2018	1,203,175	27.41	9.83 Yrs	$38,244
Exercisable at June 30, 2018	542,925	21.17	7.32 Yrs	$20,648

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands except per share data)
Weighted average grant-date fair value per share of options granted	$14.12	$10.96	$13.98	$10.96
Total intrinsic value of options exercised	967	1,032	3,827	5,645
Cash received from options exercised	411	647	1,644	3,257
Tax benefit realized from options exercised	246	399	975	2,183

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Stock-based compensation expense	$322	$243	$628	$465
Tax benefit	82	109	160	180
Stock-based compensation expense, net of tax	$240	$134	$468	$285

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

June 30, 2018
(Dollars in thousands)
Unearned stock-based compensation expense	$3,216

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.55 to 2.92%	2.15 to 2.38%
Dividend yield	2.00%	2.00%
Stock price volatility	23.05 to 23.29%	22.57 to 23.13%
Expected term	10 Yrs	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company has amended the BancFirst Deferred Stock Compensation Plan since 1999 to increase the number of shares to be issued under the plan to 222,220 shares. The BancFirst Deferred Stock Compensation Plan will terminate on December 31, 2019, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 3,891 and 9,918 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the six months ended June 30, 2018 and June 30, 2017, respectively.

A summary of the accumulated stock units is as follows:

	June 30,	December 31,
	2018	2017
Accumulated stock units	139,114	138,768
Average price	$23.87	$22.84

(7)	STOCKHOLDERS’ EQUITY

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

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of June 30, 2018, the Company and BancFirst met all capital adequacy requirements to which they are subject.  The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2018:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$851,222	15.80%	$430,907	8.00%	$424,174	9.875%	N/A	N/A
BancFirst	731,628	13.75%	425,551	8.00%	525,290	9.875%	$531,939	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$768,022	14.26%	$242,385	4.50%	$343,379	6.375%	N/A	N/A
BancFirst	659,428	12.40%	239,373	4.50%	339,111	6.375%	$345,760	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$799,022	14.83%	$323,180	6.00%	$531,901	7.875%	N/A	N/A
BancFirst	679,428	12.77%	319,163	6.00%	418,902	7.875%	$425,551	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$799,022	10.67%	$299,443	4.00%	N/A	N/A	N/A	N/A
BancFirst	679,428	9.18%	295,894	4.00%	N/A	N/A	$369,868	5.00%

As of June 30, 2018, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework from prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Management believes that, as of June 30, 2018, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share based on weighted-average shares outstanding are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended June 30, 2018
Basic
Income available to common stockholders	$30,586	32,716,350	$0.93
Dilutive effect of stock options	—	742,207
Diluted
Income available to common stockholders plus assumed exercises of stock options	$30,586	33,458,557	$0.91
Three Months Ended June 30, 2017
Basic
Income available to common stockholders	$23,182	31,807,610	$0.73
Dilutive effect of stock options	—	715,766
Diluted
Income available to common stockholders plus assumed exercises of stock options	$23,182	32,523,376	$0.71
Six Months Ended June 30, 2018
Basic
Income available to common stockholders	$60,206	32,645,693	$1.84
Dilutive effect of stock options	—	744,269
Diluted
Income available to common stockholders plus assumed exercises of stock options	$60,206	33,389,962	$1.80
Six Months Ended June 30, 2017
Basic
Income available to common stockholders	$45,232	31,768,828	$1.43
Dilutive effect of stock options	—	731,162
Diluted
Income available to common stockholders plus assumed exercises of stock options	$45,232	32,499,990	$1.39

The following table shows the number of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

Shares
Three Months Ended June 30, 2018	85,802
Three Months Ended June 30, 2017	39,010
Six Months Ended June 30, 2018	117,696
Six Months Ended June 30, 2017	19,614

(9)	FAIR VALUE MEASUREMENTS

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

Securities Available for Sale

Securities classified as available for sale are reported at fair value. U.S. Treasuries are valued using Level 1 inputs. Other securities available for sale including U.S. federal agencies, registered mortgage backed securities and state and political subdivisions are valued using prices from an independent pricing service utilizing Level 2 data. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company also invests in private label mortgage backed securities for which observable information is not readily available. These securities are reported at fair value utilizing Level 3 inputs. For these securities, management determines the fair value based on replacement cost, the income approach or information provided by outside consultants or lead investors.

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

Equity Securities

The Company invests in equity securities without readily determinable fair values and utilizes Level 3 inputs. Beginning January 1, 2018, upon adoption of ASU 2016-01, these securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income.  For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2018
Securities available for sale:
U.S. Treasury	$320,195	$—	$—	$320,195
U.S. federal agencies	—	84,429	—	84,429
Mortgage-backed securities	—	2,963	13,443	16,406
States and political subdivisions	—	39,833	—	39,833
Equity securities	—	—	6,435	6,435
Derivative assets	—	372	—	372
Derivative liabilities	—	341	—	341
Loans held for sale	—	9,553	—	9,553

December 31, 2017
Securities available for sale:
U.S. Treasury	$312,802	$—	$—	$312,802
U.S. federal agencies	—	88,851	—	88,851
Mortgage-backed securities	—	3,509	14,467	17,976
States and political subdivisions	—	42,370	—	42,370
Equity securities	—	—	5,704	5,704
Derivative assets	—	295	—	295
Derivative liabilities	—	261	—	261
Loans held for sale	—	6,173	—	6,173

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Six Months Ended June 30,	Twelve Months Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at the beginning of the year	$20,171	$21,385
Purchases	1,709	1,668
Settlements	(2,058)	(722)
Sales	(73)	(5,412)
Gains included in earnings	108	4,060
Total unrealized losses	21	(808)
Balance at the end of the period	$19,878	$20,171

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the six months ended June 30, 2018 and 2017, the Company did not transfer any securities between levels in the fair value hierarchy.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended June 30, 2018
Impaired loans (less specific allowance)	$43,448
Repossessed assets	221
Other real estate owned	1,355

As of and for the Year-to-date Period Ended December 31, 2017
Impaired loans (less specific allowance)	$34,041
Repossessed assets	288
Other real estate owned	1,995

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	June 30,		December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,790,858	$1,790,858	$1,758,575	$1,758,575
Securities held for investment	1,508	1,517	1,792	1,803
Level 3 inputs:
Securities held for investment	500	500	500	500
Loans, net of allowance for loan losses	4,955,318	4,926,113	4,670,329	4,663,608
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	6,692,174	6,792,664	6,415,045	6,490,309
Short-term borrowings	2,500	2,500	900	900
Junior subordinated debentures	31,959	35,604	31,959	34,661
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		1,992		1,839
Letters of credit		412		428

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued periodically) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at June 30, 2018 or December 31, 2017.

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2018
Net interest income (expense)	$21,084	$42,068	$1,358	$370	$—	$64,880
Noninterest income	4,184	14,832	8,896	33,609	(31,084)	30,437
Income before taxes	14,883	27,942	4,028	23,622	(30,639)	39,836

Three Months Ended June 30, 2017
Net interest income (expense)	$17,832	$37,047	$1,698	$(138)	$—	$56,439
Noninterest income	3,945	13,660	7,456	25,644	(22,722)	27,983
Income before taxes	11,784	24,509	3,119	16,720	(22,504)	33,628

Six Months Ended June 30, 2018
Net interest income (expense)	$41,388	$83,450	$2,833	$244	$—	$127,915
Noninterest income	8,125	28,785	18,520	65,803	(60,686)	60,547
Income before taxes	29,619	54,290	9,071	43,537	(59,740)	76,777

Six Months Ended June 30, 2017
Net interest income (expense)	$36,352	$72,170	$3,193	$(508)	$—	$111,207
Noninterest income	7,767	26,937	15,766	50,116	(44,518)	56,068
Income before taxes	24,858	47,228	6,764	32,231	(44,260)	66,821

Total Assets:
June 30, 2018	$2,741,192	$4,894,018	$79,503	$843,347	$(935,097)	$7,622,963
December 31, 2017	2,552,024	4,544,196	117,332	885,590	(845,986)	7,253,156

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

(11) SUBSEQUENT EVENT

The Company entered into a non-binding contract to purchase the Cotter Ranch Tower in Oklahoma City for its corporate headquarters. The contract price is $21.0 million subject to final bankruptcy court approval, which is expected to be announced on or around August 15, 2018.

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

SUMMARY

BancFirst Corporation’s net income for the second quarter of 2018 was $30.6 million, compared to $23.2 million for the second quarter of 2017. Diluted net income per common share was $0.91 and $0.71 for the second quarter of 2018 and 2017, respectively.

Net income was $60.2 million, or $1.80 diluted earnings per share, for the six months ended June 30, 2018, compared to net income of $45.2 million, or $1.39 diluted earnings per share, for the six months ended June, 30, 2017. On January 11, 2018 the Company completed the acquisitions of two Oklahoma banking corporations. Consequently the six months ended June 30, 2018 included one-time acquisition related expenses of approximately $2.1 million, which reduced diluted earnings per share by approximately 5 cents in the first quarter. Net income for the six months ended June 30, 2017 included the effects of favorable resolutions of two problem loans which resulted in principal recovery of $894,000 and unaccrued interest income of $2.3 million.

The Company’s net interest income for the second quarter of 2018 increased to $64.9 million, compared to $56.4 million for the second quarter of 2017. The net interest margin for the quarter was 3.70%, compared to 3.43% a year ago. The increase in margin was primarily due to the increase in the federal funds rate throughout 2017 and 2018 and the two acquisitions in the first quarter of 2018. The Company’s provision for loan losses for the second quarter of 2018 was $1.2 million, compared to $1.8 million a year ago. Net charge-offs for the quarter were only 0.01% of average loans, compared to 0.02% for the second quarter of 2017. Noninterest income for the quarter totaled $30.4 million, compared to $28.0 million last year. Noninterest expense for the quarter totaled $54.3 million, compared to $49.0 million last year. The increase in noninterest expenses was due to salary increases in 2018 and the two acquisitions. The Company’s effective tax rate was 23.2% compared to 31.1% for the second quarter of 2017. The decrease in the effective tax rate compared to the second quarter of 2017 was due to the change in tax rates from the Tax Cuts and Jobs Act and exercising of stock options during the quarter.

At June 30, 2018, the Company’s total assets were $7.6 billion, an increase of $369.8 million from December 31, 2017. The increase in total assets was primarily related to the acquisitions during the first quarter. Securities of $462.9 million were down slightly from December 31, 2017, primarily due to Accounting Standards Update No. 2016-01, which revised securities to exclude equity investments in 2018. Loans totaled $5.0 billion, a modest increase from March 31, 2018. Loan growth for the 6 months ended June 30, 2018 was primarily from acquired loans. Deposits totaled $6.7 billion, an increase of $277.1 million from the December 31, 2017 total, which was primarily related to the acquisitions. The Company’s total stockholders’ equity was $862.0 million, an increase of $86.4 million over December 31, 2017.

Asset quality remained strong during the second quarter of 2018. Nonperforming and restructured assets were 0.67% of total assets at June 30, 2018 compared to 0.61% at December 31, 2017. The allowance to total loans was 1.04%, compared to 1.09% at year-end 2017. The allowance to nonperforming and restructured loans was 109.7% compared to 130.6% at year-end 2017.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income Statement Data
Net interest income	$64,880	$56,439	$127,915	$111,207
Provision for loan losses	1,225	1,841	1,539	1,913
Securities transactions	115	(330)	101	(330)
Total noninterest income	30,437	27,983	60,547	56,068
Salaries and employee benefits	34,776	31,547	68,966	62,201
Total noninterest expense	54,256	48,953	110,146	98,541
Net income	30,586	23,182	60,206	45,232
Per Common Share Data
Net income – basic	$0.93	$0.73	$1.84	$1.43
Net income – diluted	0.91	0.71	1.80	1.39
Cash dividends	0.21	0.19	0.42	0.38
Performance Data
Return on average assets	1.62%	1.31%	1.61%	1.29%
Return on average stockholders’ equity	14.41	12.52	14.50	12.44
Cash dividend payout ratio	22.58	26.03	22.83	26.67
Net interest spread	3.28	3.21	3.31	3.20
Net interest margin	3.70	3.43	3.68	3.41
Efficiency ratio	56.92	57.99	58.44	58.91
Net charge-offs to average loans	0.01	0.02	0.02	0.04
Net Interest Income

For the three months ended June 30, 2018, net interest income, which is the Company’s principal source of operating revenue, increased 15.0% compared to the three months ended June 30, 2017. Net interest margin, which is shown in the preceding table, is the ratio of taxable-equivalent net interest income to average earning assets for the period. The increase in the margin was primarily due to the increase in the federal funds rate throughout 2017 and 2018 and the two acquisitions in the first quarter of 2018.

Net interest income for the six months ended June 30, 2018 increased 15.0% compared to the six months ended June 30, 2017. The net interest margin for the year-to-date increased compared to the same period of the previous year, as shown in the preceding table. The increase in the margin was primarily due to the increase in the federal funds rate throughout 2017 and 2018 and the two acquisitions in the first quarter of 2018.

Provision for Loan Losses

The Company’s provision for loan loss for the second quarter of 2018 was $1.2 million compared to $1.8 million a year ago. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date.  Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $575,000 for the second quarter of 2018, compared to $757,000 for the second quarter of 2017. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

For the six months ended June 30, 2018, the Company’s provision for loan losses was $1.5 million compared to $1.9 million for the six months ended June 30, 2017. Net loan charge-offs were $1.0 million, compared to $1.6 million for the same period of the prior year.

Noninterest Income

Noninterest income totaled $30.4 million for the second quarter of 2018 compared to $28.0 million for the second quarter of 2017. Noninterest income included increases in trust revenue, insurance commissions, debit card usage fees and non-sufficient funds fees. The Company had fees from debit card usage totaling $7.4 million and $6.6 million during the three month periods ended June 30, 2018 and 2017, respectively. This represents 24.3% and 23.7% of the Company’s noninterest income for the three month periods ended June 30, 2018 and 2017, respectively. In addition, the Company has non-sufficient funds fees totaling $7.5 million and $7.0 million for the three month periods ended June 30, 2018 and 2017, respectively. This represents 24.8% and 25.1% of the Company’s noninterest income for the three month periods ended June 30, 2018 and 2017, respectively.

Noninterest income for the six months ended June 30, 2018 totaled $60.5 million compared to $56.1 million for the six months ended June 30, 2017. Noninterest income included increases in trust revenue, insurance commissions, debit card usage fees and non-sufficient funds fees.  Fees from debit card usage totaled $14.2 million and $12.9 million during the six months ended June 30, 2018 and 2017, respectively. This represents 23.5% and 22.9% of the Company’s noninterest income for the six month periods ended June 30, 2018 and 2017, respectively. In addition, the Company had non-sufficient fund fees totaling $14.8 million and $13.9 million during the six months ended June 30, 2018 and 2017, respectively. This represents 24.4% and 24.8% of the Company’s noninterest income for the six month periods ended June 30, 2018 and 2017, respectively.

Noninterest Expense

For the three months ended June 30, 2018, noninterest expense totaled $54.3 million, compared to $49.0 million for the three months ended June 30, 2017. The increase in noninterest expense for the second quarter of 2018 was due to salary increases in 2018 and the two acquisitions.

For the six months ended June 30, 2018, noninterest expense totaled $110.1 million compared to $98.5 million for the six months ended June 30, 2017. The increase in noninterest expense for year-to-date 2018 was primarily due to salary increases in 2018 and the two acquisitions which included one-time acquisition related expenses of approximately $2.1 million.

Income Taxes

The Company’s effective tax rate on income before taxes was 23.2% for the second quarter of 2018, compared to 31.1% for the second quarter of 2017. The decrease in the effective tax rate was due to the change in tax rates from the Tax Cuts and Jobs Act and exercising of stock options during the period.

The Company’s effective tax rate on income before taxes was 21.6% for the first six months of 2018, compared to 32.3% for the first six months of 2017.  The decrease in the effective tax rate was due to the change in tax rates from the Tax Cuts and Jobs Act and exercising of stock options during the period.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
Balance Sheet Data
Total assets	$7,622,963	$7,253,156
Total loans (net of unearned interest)	5,017,071	4,728,168
Allowance for loan losses	52,200	51,666
Securities	462,871	469,995
Deposits	6,692,174	6,415,045
Stockholders' equity	862,012	775,629
Book value per share	26.34	24.32
Tangible book value per share (non-GAAP)(1)	23.35	22.28
Average loans to deposits (year-to-date)	74.89%	72.22%
Average earning assets to total assets (year-to-date)	93.12	93.41
Average stockholders’ equity to average assets (year-to-date)	11.09	10.56
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.95%	0.84%
Nonperforming and restructured assets to total assets	0.67	0.61
Allowance for loan losses to total loans	1.04	1.09
Allowance for loan losses to nonperforming and restructured loans	109.68	130.62
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$862,012	$775,629
Less goodwill	79,733	54,042
Less intangible assets, net	18,012	11,082
Tangible stockholders' equity (non-GAAP)	$764,267	$710,505
Common shares outstanding	32,731,215	31,894,563
Tangible book value per share (non-GAAP)	$23.35	$22.28
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

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks and federal funds sold increased slightly by $32.3 million or 1.8% to $1.8 billion, from December 31, 2017 to June 30, 2018.

Securities

At June 30, 2018, total securities decreased $7.1 million, or 1.5% compared to December 31, 2017, primarily due to Accounting Standards Update No. 2016-01 which revised securities to exclude equity investments in 2018. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on securities available for sale, before taxes, was $4.9 million at June 30, 2018, compared to $3.1 million at December 31, 2017.  These unrealized losses are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $3.6 and $2.3 million, respectively.

Loans (Including Acquired Loans)

At June 30, 2018, loans totaled $5.0 billion, an increase of $288.9 million from December 31, 2017. Loan growth for the six months ended June 30, 2018 was primarily from acquired loans.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At June 30, 2018, the allowance for loan losses to total loans represented 1.04% of total loans, compared to 1.09% at December 31, 2017.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The interest rate component was $2.2 million at June 30, 2018 and zero at December 31, 2017. The credit component of the adjustment was $8.8 million at June 30, 2018 and $1.2 million at December 31, 2017 while the acquired loans outstanding were $371.2 million and $120.0 million, respectively.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $51.4 million at June 30, 2018, compared to $44.0 million at December 31, 2017. The Company’s level of nonperforming and restructured assets has continued to be relatively low.

Nonaccrual loans totaled $30.1 million at June 30, 2018, compared to $31.9 million at the end of 2017. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.1 million for the six months ended June 30, 2018 and $886,000 for the six months ended June 30, 2017.  Only a small amount of this interest is expected to be ultimately collected.

Restructured loans totaled $14.5 million at June 30, 2018, compared to $4.7 million at the end of 2017. The increase in restructured loans was due primarily to a few commercial loans identified as troubled debt restructurings during the period and the restructured loans from the two acquisitions. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

Other real estate owned and repossessed assets totaled $3.8 million at June 30, 2018, compared to $4.4 million at December 31, 2017.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms.  The Company had approximately $7.2 million of these loans at June 30, 2018, compared to $7.7 million at December 31, 2017. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At June 30, 2018, deposits totaled $6.7 billion, an increase of $277.1 million from the December 31, 2017 total, which was primarily related to the acquisitions during the first quarter of 2018. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.0% at June 30, 2018 compared to 98.1% at December 31, 2017.  Noninterest-bearing deposits to total deposits were 39.8% at both June 30, 2018 and December 31, 2017.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $2.5 million at June 30, 2018, compared to $900,000 at December 31, 2017.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $764.8 million, are pledged as collateral for the borrowings under the line of credit. As of June 30, 2018 and December 31, 2017, the Company had no advances outstanding under the line of credit from FHLB. In addition, the Company has a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Capital Resources

Stockholders’ equity totaled $862.0 million at June 30, 2018, compared to $775.6 million at December 31, 2017. In addition to net income of $60.2 million, other changes in stockholders’ equity during the three months ended June 30, 2018 included $41.2 million related to common stock issuances and $628,000 related to stock-based compensation, that were partially offset by $13.7 million in dividends and a $1.9 million decrease in other comprehensive income. The Company’s leverage ratio and total risk-based capital ratios at June 30, 2018, were well in excess of the regulatory requirements.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,959,604	$65,750	5.32%	$4,504,890	$54,980	4.90%
Securities – taxable	440,420	1,956	1.78	426,396	1,906	1.79
Securities – tax exempt	28,060	206	2.94	32,135	275	3.44
Federal funds sold and interest-bearing deposits with banks	1,633,030	7,420	1.82	1,676,871	4,426	1.06
Total earning assets	7,061,114	75,332	4.28	6,640,292	61,587	3.72
Nonearning assets:
Cash and due from banks	185,547			175,372
Interest receivable and other assets	389,845			338,798
Allowance for loan losses	(51,802)			(48,285)
Total nonearning assets	523,590			465,885
Total assets	$7,584,704			$7,106,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$820,681	$602	0.29%	$793,265	$213	0.11%
Savings deposits	2,502,282	7,189	1.15	2,272,227	2,778	0.49
Time deposits	754,710	1,919	1.02	681,797	1,309	0.77
Short-term borrowings	2,030	8	1.55	1,582	4	0.91
Junior subordinated debentures	31,959	544	6.83	31,959	530	6.65
Total interest-bearing liabilities	4,111,662	10,262	1.00	3,780,830	4,834	0.51
Interest-free funds:
Noninterest-bearing deposits	2,590,698			2,556,003
Interest payable and other liabilities	29,752			26,383
Stockholders’ equity	851,592			742,961
Total interest free funds	3,472,042			3,325,347
Total liabilities and stockholders’ equity	$7,583,704			$7,106,177
Net interest income		$65,070			$56,753
Net interest spread			3.28%			3.21%
Effect of interest free funds			0.42%			0.22%
Net interest margin			3.70%			3.43%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Six Months Ended June 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,976,658	$128,805	5.22%	$4,453,087	$108,813	4.93%
Securities – taxable	439,638	3,854	1.77	430,772	3,667	1.72
Securities – tax exempt	28,748	422	2.96	32,710	562	3.46
Federal funds sold and interest-bearing deposits with banks	1,585,267	13,306	1.69	1,700,677	7,866	0.93
Total earning assets	7,030,311	146,387	4.20	6,617,246	120,908	3.68
Nonearning assets:
Cash and due from banks	185,045			174,356
Interest receivable and other assets	386,210			337,963
Allowance for loan losses	(52,138)			(48,368)
Total nonearning assets	519,117			463,951
Total assets	$7,549,428			$7,081,197
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$815,284	$996	0.25%	$794,497	$424	0.11%
Savings deposits	2,476,998	12,295	1.00	2,268,095	5,075	0.45
Time deposits	766,197	3,688	0.97	683,675	2,526	0.75
Short-term borrowings	4,996	43	1.74	1,725	7	0.87
Junior subordinated debentures	31,959	1,079	6.81	31,959	1,057	6.67
Total interest-bearing liabilities	4,095,434	18,101	0.89	3,779,951	9,089	0.48
Interest-free funds:
Noninterest-bearing deposits	2,586,470			2,543,015
Interest payable and other liabilities	30,215			25,137
Stockholders’ equity	837,309			733,094
Total interest free funds	3,453,994			3,301,246
Total liabilities and stockholders’ equity	$7,549,428			$7,081,197
Net interest income		$128,286			$111,819
Net interest spread			3.31%			3.20%
Effect of interest free funds			0.37%			0.21%
Net interest margin			3.68%			3.41%
(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

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

Item 1A. Risk Factors.

As of June 30, 2018, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

BANCFIRST CORPORATION
(Registrant)

Date: August 9, 2018	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)