Form 10-Q
period 2018-09-30
BANCFIRST CORP /OK/
filed 2018-11-02
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018 there were 32,753,690 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2018	2017
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$185,009	$216,104
Interest-bearing deposits with banks	1,607,157	1,541,771
Federal funds sold	600	700
Securities held for investment (fair value: $1,447 and $2,303, respectively)	1,440	2,292
Securities available for sale at fair value	475,640	467,703
Loans held for sale	4,739	6,173
Loans (net of unearned interest)	4,947,528	4,721,995
Allowance for loan losses	(51,875)	(51,666)
Loans, net of allowance for loan losses	4,895,653	4,670,329
Premises and equipment, net	170,167	134,088
Other real estate owned	6,827	4,136
Intangible assets, net	17,257	11,082
Goodwill	79,733	54,042
Accrued interest receivable and other assets	158,216	144,736
Total assets	$7,602,438	$7,253,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,662,304	$2,550,150
Interest-bearing	3,980,827	3,864,895
Total deposits	6,643,131	6,415,045
Short-term borrowings	2,200	900
Accrued interest payable and other liabilities	40,347	29,623
Junior subordinated debentures	31,959	31,959
Total liabilities	6,717,637	6,477,527

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,749,690 and 31,894,563, respectively	32,750	31,895
Capital surplus	149,242	107,481
Retained earnings	707,481	638,580
Accumulated other comprehensive loss, net of income tax of $(1,597) and $(795), respectively	(4,672)	(2,327)
Total stockholders' equity	884,801	775,629
Total liabilities and stockholders' equity	$7,602,438	$7,253,156

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INTEREST INCOME
Loans, including fees	$66,788	$56,090	$195,311	$164,488
Securities:
Taxable	2,246	1,763	6,100	5,430
Tax-exempt	145	187	478	552
Federal funds sold	89	6	288	7
Interest-bearing deposits with banks	8,165	4,972	21,272	12,837
Total interest income	77,433	63,018	223,449	183,314
INTEREST EXPENSE
Deposits	11,171	5,247	28,150	13,272
Short-term borrowings	42	6	85	13
Junior subordinated debentures	547	532	1,626	1,589
Total interest expense	11,760	5,785	29,861	14,874
Net interest income	65,673	57,233	193,588	168,440
Provision for loan losses	747	3,276	2,286	5,189
Net interest income after provision for loan losses	64,926	53,957	191,302	163,251
NONINTEREST INCOME
Trust revenue	3,281	3,083	9,806	8,929
Service charges on deposits	18,103	16,633	52,293	48,859
Securities transactions (includes accumulated other comprehensive income reclassifications of $9, $0, $9 and $(142), respectively)	(64)	(22)	37	(352)
Income from sales of loans	800	732	2,253	2,180
Insurance commissions	5,207	4,603	14,333	12,894
Cash management	3,383	2,804	9,785	8,357
Gain (loss) on sale of other assets	195	29	348	(20)
Other	1,896	1,307	4,493	4,390
Total noninterest income	32,801	29,169	93,348	85,237
NONINTEREST EXPENSE
Salaries and employee benefits	35,051	31,471	104,017	93,672
Occupancy, net	3,386	3,298	10,184	9,264
Depreciation	2,733	2,493	7,572	7,305
Amortization of intangible assets	740	547	2,232	1,641
Data processing services	1,418	1,110	3,816	3,402
Net expense from other real estate owned	64	68	109	320
Marketing and business promotion	1,997	1,790	5,998	5,564
Deposit insurance	597	553	1,856	1,683
Other	9,823	9,270	30,171	26,290
Total noninterest expense	55,809	50,600	165,955	149,141
Income before taxes	41,918	32,526	118,695	99,347
Income tax expense	9,035	10,816	25,606	32,405
Net income	$32,883	$21,710	$93,089	$66,942
NET INCOME PER COMMON SHARE
Basic	$1.01	$0.68	$2.85	$2.11
Diluted	$0.98	$0.67	$2.78	$2.06
OTHER COMPREHENSIVE (LOSS)/INCOME
Unrealized (losses)/gains on securities, net of tax of $352, $178, $1,005 and $11, respectively	$(1,027)	$(282)	$(2,956)	$(17)
Reclassification adjustment for losses included in net income, net of tax of $2, $0, $2 and $(55), respectively	(7)	—	(7)	87
Other comprehensive (losses)/gains, net of tax of $354, $178, $802 and $(44), respectively	(1,034)	(282)	(2,963)	70
Comprehensive income	$31,849	$21,428	$90,126	$67,012

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
COMMON STOCK
Issued at beginning of period	$32,731	$31,818	$31,895	$31,622
Shares issued for stock options	19	45	122	241
Shares issued for acquisitions	—	—	733	—
Issued at end of period	$32,750	$31,863	$32,750	$31,863
CAPITAL SURPLUS
Balance at beginning of period	$148,494	$105,440	$107,481	$101,730
Common stock issued for stock options	395	811	2,015	4,056
Common stock issued for acquisitions	—	—	38,765	—
Stock-based compensation arrangements	353	354	981	819
Balance at end of period	$149,242	$106,605	$149,242	$106,605
RETAINED EARNINGS
Balance at beginning of period	$684,425	$610,758	$638,580	$577,648
Net income	32,883	21,710	93,089	66,942
Cumulative effect of change in accounting principle	—	—	(618)	—
Dividends on common stock ($0.30, $0.21, $0.72 and $0.59 per share, respectively)	(9,827)	(6,686)	(23,570)	(18,808)
Balance at end of period	$707,481	$625,782	$707,481	$625,782
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains on securities:
Balance at beginning of period	$(3,638)	$446	$(2,327)	$94
Net change	(1,034)	(282)	(2,963)	70
Cumulative effect of change in accounting principle	—	—	618	—
Balance at end of period	$(4,672)	$164	$(4,672)	$164
Total stockholders’ equity	$884,801	$764,414	$884,801	$764,414

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$93,089	$66,942
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	2,286	5,189
Depreciation and amortization	9,804	8,946
Net amortization of securities premiums and discounts	(141)	(108)
Realized securities (gains)/losses	(37)	352
Gain on sales of loans	(2,253)	(2,180)
Cash receipts from the sale of loans originated for sale	145,840	163,128
Cash disbursements for loans originated for sale	(142,207)	(163,460)
Deferred income tax provision (benefit)	83	(1,690)
(Gain)/loss on other assets	(341)	66
Increase in interest receivable	(2,380)	(1,651)
Increase in interest payable	764	188
Amortization of stock-based compensation arrangements	981	819
Excess tax benefit from stock-based compensation arrangements	(1,067)	(2,229)
Other, net	(4,994)	2,513
Net cash provided by operating activities	99,427	76,825
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	6,248	—
Net decrease/(increase) in federal funds sold	22,948	(11,300)
Purchases of held for investment securities	(225)	(220)
Purchases of available for sale securities	(168,971)	(54,456)
Proceeds from maturities, calls and paydowns of held for investment securities	1,077	1,517
Proceeds from maturities, calls and paydowns of available for sale securities	121,581	72,853
Proceeds from sales of available for sale securities	31,286	—
Purchase of equity securities	(2,118)	—
Proceeds from paydowns and sales of equity securities	1,414	—
Net change in loans	81,000	(251,883)
Purchases of premises, equipment and computer software	(44,398)	(11,495)
Proceeds from the sale of other real estate owned and other assets	3,899	2,846
Net cash provided by/(used in) investing activities	53,741	(252,138)
FINANCING ACTIVITIES
Net change in deposits	(101,874)	53,989
Net increase in short-term borrowings	1,300	1,600
Issuance of common stock in connection with stock options, net	2,137	4,297
Cash dividends paid	(20,440)	(18,091)
Net cash (used in)/provided by financing activities	(118,877)	41,795
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	34,291	(133,518)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,757,875	1,850,461
Cash, due from banks and interest-bearing deposits at the end of the period	$1,792,166	$1,716,943
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$29,096	$14,688
Cash paid during the period for income taxes	$24,255	$32,051
Noncash investing and financing activities:
Stock issued in acquisitions	$39,498	$—
Cash consideration for acquisitions	$24,722	$—
Fair value of assets acquired in acquisitions	$377,320	$—
Liabilities assumed in acquisitions	$338,860	$—
Unpaid common stock dividends declared	$9,823	$6,686

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., BancFirst Risk and Insurance Company and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BFTower, LLC and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

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

Standards Not Yet Adopted:

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” ASU 2018-13 removes, modifies and adds disclosure requirements on fair value measurements. ASU 2018-13 will be effective for the Company on January 1, 2020. Early adoption is permitted. In addition, early adoption of any removed or modified disclosures and delayed adoption of the additional disclosures until the effective date is also permitted.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases - (Topic 842).” ASU 2016-02 requires that lessees recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. The Company will adopt the new guidance using a modified retrospective basis and anticipates applying the optional practical expedients related to the transition. Based on leases outstanding and the Company’s preliminary assessment as of September 30, 2018, the Company expects the adoption of ASU 2016-02 to have an immaterial effect on its consolidated financial statements.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On August 31, 2018 the Company’s wholly-owned subsidiary, BFTower, LLC, purchased the Cotter Ranch Tower in Oklahoma City for its corporate headquarters. The contract price was $21.0 million. The Tower consists of an aggregate of 507,000 square feet, has 36 floors and is the second tallest building in Oklahoma City.

On January 11, 2018, the Company acquired First Wagoner Corp. and its subsidiary bank, First Bank & Trust Company, with locations in Carney, Grove, Ketchum, Luther, Tulsa and Wagoner. First Bank & Trust Company had approximately $290 million in total assets, $247 million in loans, $251 million in deposits and $36 million in equity capital. First Bank & Trust Company operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on February 16, 2018. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $6.3 million and goodwill of approximately $19.1 million. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of First Wagoner Corp. and its subsidiary bank, First Bank & Trust Company complements the Company’s community banking strategy by adding an additional five communities to its banking network in Oklahoma.

On January 11, 2018, the Company acquired First Chandler Corp. and its subsidiary bank, First Bank of Chandler, with two locations in Chandler. First Bank of Chandler had approximately $88 million in total assets, $66 million in loans, $79 million in deposits and $11 million in equity capital. First Bank of Chandler operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on September 16, 2018. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $2.2 million and goodwill of approximately $6.6 million. These fair value estimates are considered preliminary and are subject to change for up to one year after the closing date of the acquisition as additional information becomes available. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of First Chandler Corp. and its subsidiary bank, First Bank of Chandler complements the Company’s community banking strategy by increasing its banking network in Oklahoma.

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

(3)	SECURITIES

The following table summarizes securities held for investment and securities available for sale:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Held for investment, at cost (fair value: $1,447 and $2,303, respectively)	$1,440	$2,292
Available for sale, at fair value	475,640	467,703
Total	$477,080	$469,995

The following table summarizes the amortized cost and estimated fair values of securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018	(Dollars in thousands)
Mortgage backed securities (1)	$145	$6	$—	$151
States and political subdivisions	795	1	—	796
Other securities	500	—	—	500
Total	$1,440	$7	$—	$1,447
December 31, 2017
Mortgage backed securities (1)	$187	$10	$—	$197
States and political subdivisions	1,605	3	(2)	1,606
Other securities	500	—	—	500
Total	$2,292	$13	$(2)	$2,303

The following table summarizes the amortized cost and estimated fair values of securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018	(Dollars in thousands)
U.S. treasuries	$403,213	$—	$(5,747)	$397,466
U.S. federal agencies	32,017	1	(178)	31,840
Mortgage backed securities (1)	16,581	119	(566)	16,134
States and political subdivisions	30,098	262	(160)	30,200
Total	$481,909	$382	$(6,651)	$475,640
December 31, 2017
U.S. treasuries	$314,905	$—	$(2,103)	$312,802
U.S. federal agencies	89,098	82	(329)	88,851
Mortgage backed securities (1)	18,358	204	(586)	17,976
States and political subdivisions	41,937	554	(121)	42,370
Equity securities (2)	6,527	71	(894)	5,704
Total	$470,825	$911	$(4,033)	$467,703

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.
(2)	Consisted of equity securities that are included in other assets in 2018.

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

	September 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$495	$496	$1,036	$1,034
After one year but within five years	370	371	623	627
After five years but within ten years	570	575	625	633
After ten years	5	5	8	9
Total	$1,440	$1,447	$2,292	$2,303
Available for Sale
Contractual maturity of debt securities:
Within one year	$61,869	$61,656	$113,225	$112,974
After one year but within five years	368,309	362,723	289,038	287,058
After five years but within ten years	5,047	5,225	6,222	6,500
After ten years	46,684	46,036	55,813	55,467
Total debt securities	481,909	475,640	464,298	461,999
Equity securities	—	—	6,527	5,704
Total	$481,909	$475,640	$470,825	$467,703

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Book value of pledged securities	$428,057	$440,069

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$1,042,237	21.07%	$995,207	21.08%
Oil & gas production and equipment	98,324	1.99	95,574	2.02
Agriculture	127,904	2.59	141,249	2.99
State and political subdivisions:
Taxable	79,832	1.61	73,827	1.56
Tax-exempt	41,368	0.84	48,626	1.03
Real estate:
Construction	446,046	9.02	437,277	9.26
Farmland	217,191	4.38	195,162	4.13
One to four family residences	972,922	19.66	875,766	18.55
Multifamily residential properties	62,555	1.26	46,030	0.98
Commercial	1,497,894	30.28	1,487,927	31.51
Consumer	323,952	6.55	284,373	6.02
Other (not classified above)	37,303	0.75	40,977	0.87
Total loans	$4,947,528	100.00%	$4,721,995	100.00%

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

The Company’s commercial and industrial loan category includes a small percentage of loans to companies that provide ancillary services to the oil and gas industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these loans was approximately $62 million at September 30, 2018 and approximately $81 million at December 31, 2017.

Accounting policies related to appraisals, nonaccruals and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Past due 90 days or more and still accruing	$4,073	$2,893
Nonaccrual	26,880	31,943
Restructured	13,557	4,720
Total nonperforming and restructured loans	44,510	39,556
Other real estate owned and repossessed assets	7,072	4,424
Total nonperforming and restructured assets	$51,582	$43,980

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.7 million for the nine months ended September 30, 2018 and approximately $1.3 million for the nine months ended September 30, 2017.

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

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$1,526	$1,108
Non-residential real estate other	7,125	9,809
Residential real estate permanent mortgage	1,043	781
Residential real estate all other	4,911	3,980
Commercial and financial:
Non-consumer non-real estate	6,032	7,785
Consumer non-real estate	416	250
Other loans	427	5,596
Acquired loans	5,400	2,634
Total	$26,880	$31,943

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of September 30, 2018
Real estate:
Non-residential real estate owner occupied	$977	$1,106	$811	$2,894	$627,528	$630,422	$90
Non-residential real estate other	4,964	385	172	5,521	1,111,929	1,117,450	57
Residential real estate permanent mortgage	3,910	1,318	961	6,189	322,237	328,426	427
Residential real estate all other	2,034	2,790	2,333	7,157	810,727	817,884	845
Commercial and financial:
Non-consumer non-real estate	2,573	1,469	2,222	6,264	1,263,816	1,270,080	1,070
Consumer non-real estate	1,721	530	552	2,803	317,629	320,432	345
Other loans	514	—	372	886	142,319	143,205	128
Acquired loans	2,927	2,175	4,164	9,266	310,363	319,629	1,111
Total	$19,620	$9,773	$11,587	$40,980	$4,906,548	$4,947,528	$4,073
As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$998	$68	$977	$2,043	$639,575	$641,618	$84
Non-residential real estate other	2,905	271	2,112	5,288	1,121,303	1,126,591	432
Residential real estate permanent mortgage	2,211	403	977	3,591	326,743	330,334	584
Residential real estate all other	1,739	749	1,377	3,865	781,790	785,655	973
Commercial and financial:
Non-consumer non-real estate	2,210	706	1,785	4,701	1,279,704	1,284,405	403
Consumer non-real estate	2,085	670	293	3,048	285,872	288,920	194
Other loans	506	103	3,916	4,525	139,920	144,445	—
Acquired loans	753	192	713	1,658	118,369	120,027	223
Total	$13,407	$3,162	$12,150	$28,719	$4,693,276	$4,721,995	$2,893

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

The following table presents impaired loans, segregated by class of loans. During the period ended September 30, 2018 no material amount of interest income was recognized on impaired loans subsequent to their classification as impaired. During the period ended September 30, 2017, $2.3 million of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of September 30, 2018
Real estate:
Non-residential real estate owner occupied	$8,187	$8,063	$353	$7,877
Non-residential real estate other	8,262	7,753	333	8,678
Residential real estate permanent mortgage	1,842	1,634	145	1,746
Residential real estate all other	6,762	6,507	2,310	6,678
Commercial and financial:
Non-consumer non-real estate	19,458	12,065	2,234	13,359
Consumer non-real estate	897	825	108	818
Other loans	772	558	43	456
Acquired loans	10,784	7,745	4	7,442
Total	$56,964	$45,150	$5,530	$47,054

As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$2,011	$1,945	$141	$1,858
Non-residential real estate other	10,323	10,240	496	3,975
Residential real estate permanent mortgage	1,745	1,542	146	1,440
Residential real estate all other	5,837	5,549	2,135	5,258
Commercial and financial:
Non-consumer non-real estate	18,101	11,158	2,412	11,131
Consumer non-real estate	545	514	127	541
Other loans	6,092	5,595	178	7,439
Acquired loans	4,737	3,145	12	3,539
Total	$49,391	$39,688	$5,647	$35,181

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of September 30, 2018
Real estate:
Non-residential real estate owner occupied	$478,014	$131,597	$19,221	$1,590	$—	$630,422
Non-residential real estate other	913,259	181,829	15,238	7,124	—	1,117,450
Residential real estate permanent mortgage	280,194	38,452	8,093	1,687	—	328,426
Residential real estate all other	641,246	156,018	15,000	5,620	—	817,884
Commercial and financial:
Non-consumer non-real estate	980,535	268,882	14,915	5,748	—	1,270,080
Consumer non-real estate	297,516	19,975	2,202	739	—	320,432
Other loans	137,705	5,304	157	39	—	143,205
Acquired loans	188,452	99,686	25,082	6,160	249	319,629
Total	$3,916,921	$901,743	$99,908	$28,707	$249	$4,947,528

As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$520,641	$105,696	$13,852	$1,429	$—	$641,618
Non-residential real estate other	931,295	178,282	14,290	2,724	—	1,126,591
Residential real estate permanent mortgage	289,200	33,033	6,352	1,749	—	330,334
Residential real estate all other	621,401	149,201	9,418	5,635	—	785,655
Commercial and financial:
Non-consumer non-real estate	1,018,172	234,884	24,322	6,997	30	1,284,405
Consumer non-real estate	268,826	17,499	2,038	557	—	288,920
Other loans	136,617	5,668	1,203	957	—	144,445
Acquired loans	65,685	34,418	17,113	2,811	—	120,027
Total	$3,851,837	$758,681	$88,588	$22,859	$30	$4,721,995
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

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2018
Real estate:
Non-residential real estate owner occupied	$6,426	$(179)	$15	$(164)	$164	$6,426
Non-residential real estate other	10,705	(8)	—	(8)	(49)	10,648
Residential real estate permanent mortgage	3,307	(39)	—	(39)	43	3,311
Residential real estate all other	10,123	(71)	95	24	274	10,421
Commercial and financial:
Non-consumer non-real estate	15,069	(343)	7	(336)	(337)	14,396
Consumer non-real estate	2,839	(294)	70	(224)	298	2,913
Other loans	2,328	—	6	6	88	2,422
Acquired loans	1,403	(337)	6	(331)	266	1,338
Total	$52,200	$(1,271)	$199	$(1,072)	$747	$51,875

Nine Months Ended September 30, 2018
Real estate:
Non-residential real estate owner occupied	$6,195	$(198)	$16	$(182)	$413	$6,426
Non-residential real estate other	10,519	(9)	39	30	99	10,648
Residential real estate permanent mortgage	3,226	(101)	26	(75)	160	3,311
Residential real estate all other	9,672	(312)	101	(211)	960	10,421
Commercial and financial:
Non-consumer non-real estate	15,334	(652)	30	(622)	(316)	14,396
Consumer non-real estate	2,793	(738)	194	(544)	664	2,913
Other loans	2,481	(2)	30	28	(87)	2,422
Acquired loans	1,446	(530)	29	(501)	393	1,338
Total	$51,666	$(2,542)	$465	$(2,077)	$2,286	$51,875

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2017
Real estate:
Non-residential real estate owner occupied	$5,685	$(2)	$1	$(1)	$261	$5,945
Non-residential real estate other	10,480	—	1	1	70	10,551
Residential real estate permanent mortgage	3,148	(90)	9	(81)	91	3,158
Residential real estate all other	8,912	(89)	13	(76)	503	9,339
Commercial and financial:
Non-consumer non-real estate	13,643	(538)	24	(514)	1,838	14,967
Consumer non-real estate	2,706	(238)	57	(181)	207	2,732
Other loans	3,006	(47)	—	(47)	153	3,112
Acquired loans	1,425	(134)	7	(127)	153	1,451
Total	$49,005	$(1,138)	$112	$(1,026)	$3,276	$51,255

Nine Months Ended September 30, 2017
Real estate:
Non-residential real estate owner occupied	$5,602	$(74)	$5	$(69)	$412	$5,945
Non-residential real estate other	10,793	(26)	3	(23)	(219)	10,551
Residential real estate permanent mortgage	3,129	(246)	20	(226)	255	3,158
Residential real estate all other	8,622	(162)	30	(132)	849	9,339
Commercial and financial:
Non-consumer non-real estate	12,421	(1,215)	986	(229)	2,775	14,967
Consumer non-real estate	2,804	(706)	140	(566)	494	2,732
Other loans	4,045	(1,321)	22	(1,299)	366	3,112
Acquired loans	1,277	(148)	65	(83)	257	1,451
Total	$48,693	$(3,898)	$1,271	$(2,627)	$5,189	$51,255

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	September 30, 2018		December 31, 2017

	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied.	$891	$5,535	$656	$5,539
Non-residential real estate other	978	9,670	751	9,768
Residential real estate permanent mortgage	570	2,741	483	2,743
Residential real estate all other	3,263	7,158	2,761	6,911
Commercial and financial:
Non-consumer non-real estate	3,486	10,910	4,651	10,683
Consumer non-real estate	346	2,567	429	2,364
Other loans	44	2,378	133	2,348
Acquired loans	—	1,338	12	1,434
Total	$9,578	$42,297	$9,876	$41,790

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	September 30, 2018			December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$20,813	$609,609	$—	$15,281	$626,337	$—
Non-residential real estate other	22,363	1,095,087	—	17,013	1,109,578	—
Residential real estate permanent mortgage	9,779	318,647	—	8,100	322,234	—
Residential real estate all other	20,620	797,264	—	15,052	770,603	—
Commercial and financial:
Non-consumer non-real estate	20,664	1,249,416	—	31,349	1,253,056	—
Consumer non-real estate	2,958	317,474	—	2,600	286,320	—
Other loans	130	143,075	—	764	143,681	—
Acquired loans	23,916	288,131	7,582	14,464	100,106	5,457
Total	$121,243	$4,818,703	$7,582	$104,623	$4,611,915	$5,457

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Other real estate owned	$2,944	$1,906
Repossessed assets	842	887
Total	$3,786	$2,793

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of September 30, 2018
Core deposit intangibles	$25,907	$(10,423)	$15,484
Customer relationship intangibles	5,699	(4,028)	1,671
Mortgage servicing intangibles	403	(301)	102
Total	$32,009	$(14,752)	$17,257
As of December 31, 2017
Core deposit intangibles	$17,447	$(8,451)	$8,996
Customer relationship intangibles	5,699	(3,767)	1,932
Mortgage servicing intangibles	439	(285)	154
Total	$23,585	$(12,503)	$11,082

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
	(Dollars in thousands)
Nine month ended September 30, 2018
Balance at beginning of period	$8,078	$39,876	$5,464	$624	$54,042
Acquisitions	5,689	20,002	—	—	25,691
Balance at end of period	$13,767	$59,878	$5,464	$624	$79,733

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

(6)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company has amended the BancFirst ISOP since 1986 to increase the number of shares to be issued under the plan to 6,400,000 shares. At September 30, 2018, there were 297,970 shares available for future grants. The BancFirst ISOP will terminate on December 31, 2019, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2018 will become exercisable through the year 2025. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company has amended the BancFirst Directors’ Stock Option Plan since 1999 to increase the number of shares to be issued under the plan to 520,000 shares. At September 30, 2018, there were 40,000 shares available for future grants. The BancFirst Directors’ Stock Option Plan will terminate on December 31, 2019, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2018 will become exercisable through the year 2022. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Nine Months Ended September 30, 2018
Outstanding at December 31, 2017	1,273,625	$25.90
Options granted	57,000	57.71
Options exercised	(118,425)	17.37
Options canceled, forfeited, or expired	(5,000)	48.02
Outstanding at September 30, 2018	1,207,200	28.14	9.70 Yrs	$38,399
Exercisable at September 30, 2018	530,200	21.15	7.05 Yrs	$20,574

The following table has additional information regarding options granted and options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands except per share data)
Weighted average grant-date fair value per share of options granted	$16.49	$11.63	$14.93	$11.21
Total intrinsic value of options exercised	766	1,493	4,593	7,138
Cash received from options exercised	413	856	2,057	4,113
Tax benefit realized from options exercised	195	578	1,170	2,761

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Stock-based compensation expense	$353	$354	$981	$819
Tax benefit	90	137	250	317
Stock-based compensation expense, net of tax	$263	$217	$731	$502

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

September 30, 2018
(Dollars in thousands)
Unearned stock-based compensation expense	$3,350

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.55 to 3.05%	2.15 to 2.38%
Dividend yield	2.00%	2.00%
Stock price volatility	23.05 to 23.46%	22.57 to 23.53%
Expected term	10 Yrs	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company has amended the BancFirst Deferred Stock Compensation Plan since 1999 to increase the number of shares to be issued under the plan to 222,220 shares. The BancFirst Deferred Stock Compensation Plan will terminate on December 31, 2019, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 3,891 and 9,918 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the nine months ended September 30, 2018 and September 30, 2017, respectively.

A summary of the accumulated stock units is as follows:

	September 30,	December 31,
	2018	2017
Accumulated stock units	140,946	138,768
Average price	$24.36	$22.84

(7)	STOCKHOLDERS’ EQUITY

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

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of September 30, 2018, the Company and BancFirst met all capital adequacy requirements to which they are subject.  The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2018:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$875,460	16.39%	$427,430	8.00%	$527,609	9.875%	N/A	N/A
BancFirst	745,152	13.96%	426,871	8.00%	526,919	9.875%	$533,589	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$792,585	14.83%	$240,430	4.50%	$340,609	6.375%	N/A	N/A
BancFirst	673,277	12.62%	240,115	4.50%	340,163	6.375%	$346,833	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$823,585	15.41%	$320,573	6.00%	$420,752	7.875%	N/A	N/A
BancFirst	693,277	12.99%	320,153	6.00%	420,202	7.875%	$426,871	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$823,585	10.93%	$301,392	4.00%	N/A	N/A	N/A	N/A
BancFirst	693,277	9.21%	301,193	4.00%	N/A	N/A	$376,491	5.00%

As of September 30, 2018, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework from prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Management believes that, as of September 30, 2018, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(8)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share based on weighted-average shares outstanding are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended September 30, 2018
Basic
Income available to common stockholders	$32,883	32,742,480	$1.01
Dilutive effect of stock options	—	761,663
Diluted
Income available to common stockholders plus assumed exercises of stock options	$32,883	33,504,143	$0.98
Three Months Ended September 30, 2017
Basic
Income available to common stockholders	$21,710	31,838,392	$0.68
Dilutive effect of stock options	—	753,885
Diluted
Income available to common stockholders plus assumed exercises of stock options	$21,710	32,592,277	$0.67
Nine Months Ended September 30, 2018
Basic
Income available to common stockholders	$93,089	32,678,310	$2.85
Dilutive effect of stock options	—	752,451
Diluted
Income available to common stockholders plus assumed exercises of stock options	$93,089	33,430,761	$2.78
Nine Months Ended September 30, 2017
Basic
Income available to common stockholders	$66,942	31,792,270	$2.11
Dilutive effect of stock options	—	741,949
Diluted
Income available to common stockholders plus assumed exercises of stock options	$66,942	32,534,219	$2.06

The following table shows the number of options that were excluded from the computation of diluted net income per common share for each period because the options’ exercise prices were greater than the average market price of the common shares:

Shares
Three Months Ended September 30, 2018	83,799
Three Months Ended September 30, 2017	75,543
Nine Months Ended September 30, 2018	84,368
Nine Months Ended September 30, 2017	39,120

(9)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2018
Securities available for sale:
U.S. Treasury	$397,466	$—	$—	$397,466
U.S. federal agencies	—	31,840	—	31,840
Mortgage-backed securities	—	2,691	13,443	16,134
States and political subdivisions	—	30,200	—	30,200
Equity securities	—	—	6,509	6,509
Derivative assets	—	247	—	247
Derivative liabilities	—	229	—	229
Loans held for sale	—	4,739	—	4,739

December 31, 2017
Securities available for sale:
U.S. Treasury	$312,802	$—	$—	$312,802
U.S. federal agencies	—	88,851	—	88,851
Mortgage-backed securities	—	3,509	14,467	17,976
States and political subdivisions	—	42,370	—	42,370
Equity securities	—	—	5,704	5,704
Derivative assets	—	295	—	295
Derivative liabilities	—	261	—	261
Loans held for sale	—	6,173	—	6,173

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at the beginning of the year	$20,171	$21,385
Purchases	2,118	1,668
Settlements	(2,385)	(722)
Sales	(73)	(5,412)
Gains included in earnings	67	4,060
Total unrealized losses	54	(808)
Balance at the end of the period	$19,952	$20,171

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the nine months ended September 30, 2018 and 2017, the Company did not transfer any securities between levels in the fair value hierarchy.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended September 30, 2018
Impaired loans (less specific allowance)	$39,620
Repossessed assets	244
Other real estate owned	4,610

As of and for the Year-to-date Period Ended December 31, 2017
Impaired loans (less specific allowance)	$34,041
Repossessed assets	288
Other real estate owned	1,995

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30,		December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,792,766	$1,792,766	$1,758,575	$1,758,575
Securities held for investment	940	947	1,792	1,803
Level 3 inputs:
Securities held for investment	500	500	500	500
Loans, net of allowance for loan losses	4,895,653	4,854,167	4,670,329	4,663,608
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	6,643,131	6,760,191	6,415,045	6,490,309
Short-term borrowings	2,200	2,200	900	900
Junior subordinated debentures	31,959	34,795	31,959	34,661
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		2,006		1,839
Letters of credit		425		428

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued periodically) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at September 30, 2018 or December 31, 2017.

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2018
Net interest income (expense)	$21,313	$42,773	$1,241	$346	$—	$65,673
Noninterest income	4,266	15,404	10,264	36,503	(33,636)	32,801
Income before taxes	16,538	27,515	4,440	26,344	(32,919)	41,918

Three Months Ended September 30, 2017
Net interest income (expense)	$18,617	$37,310	$1,332	$(26)	$—	$57,233
Noninterest income	3,981	13,884	9,217	24,470	(22,383)	29,169
Income before taxes	11,499	23,810	3,762	15,137	(21,682)	32,526

Nine Months Ended September 30, 2018
Net interest income (expense)	$62,701	$126,223	$4,074	$590	$—	$193,588
Noninterest income	12,391	44,189	28,784	102,306	(94,322)	93,348
Income before taxes	46,157	81,805	13,511	69,881	(92,659)	118,695

Nine Months Ended September 30, 2017
Net interest income (expense)	$54,969	$109,480	$4,525	$(534)	$—	$168,440
Noninterest income	11,748	40,821	24,983	74,586	(66,901)	85,237
Income before taxes	36,357	71,038	10,526	47,368	(65,942)	99,347

Total Assets:
September 30, 2018	$2,724,502	$4,841,853	$80,411	$945,221	$(989,549)	$7,602,438
December 31, 2017	2,552,024	4,544,196	117,332	885,590	(845,986)	7,253,156

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

SUMMARY

BancFirst Corporation’s net income for the third quarter of 2018 was $32.9 million, compared to $21.7 million for the third quarter of 2017. Diluted net income per common share was $0.98 and $0.67 for the third quarter of 2018 and 2017, respectively.

Net income was $93.1 million, or $2.78 diluted earnings per share, for the nine months ended September 30, 2018, compared to net income of $66.9 million, or $2.06 diluted earnings per share, for the nine months ended September, 30, 2017. On January 11, 2018 the Company completed the acquisitions of two Oklahoma banking corporations. Consequently, the nine months ended September 30, 2018 included one-time acquisition related expenses of approximately $2.6 million. Net income for the nine months ended September 30, 2017 included the effects of favorable resolutions of two problem loans which resulted in principal recovery of $894,000 and unaccrued interest income of $2.3 million.

The Company’s net interest income for the third quarter of 2018 increased to $65.7 million, compared to $57.2 million for the third quarter of 2017. The net interest margin for the quarter was 3.68%, compared to 3.46% a year ago. The increase in margin was primarily due to the increase in the federal funds rate throughout 2017 and 2018 and the two acquisitions in the first quarter of 2018. The Company’s provision for loan losses for the third quarter of 2018 was $747,000, compared to $3.3 million a year ago. Net charge-offs for the third quarter of 2017 and 2018 were both 0.02% of average loans. Noninterest income for the quarter totaled $32.8 million, compared to $29.2 million last year. The increase in noninterest income was primarily due to the growth in debit card usage fees, insurance commissions and cash management revenue. Noninterest expense for the quarter totaled $55.8 million, compared to $50.6 million last year. The increase in noninterest expenses was primarily due to salary increases in 2018 and the two acquisitions. The Company’s effective tax rate for the third quarter of 2018 was 21.6% compared to 33.3% for the third quarter of 2017. The decrease in the effective tax rate compared to the third quarter of 2017 was due to the change in tax rates from the Tax Cuts and Jobs Act and exercising of stock options during the third quarter of 2018.

At September 30, 2018, the Company’s total assets were $7.6 billion, an increase of $349.3 million from December 31, 2017. The increase in total assets was primarily related to the acquisitions during the first quarter. Securities of $477.1 million were up slightly from December 31, 2017, despite the decrease related to Accounting Standards Update No. 2016-01, which revised securities to exclude equity investments in 2018. Loans totaled $5.0 billion, a slight decrease from June 30, 2018. Loan growth for the nine months ended September 30, 2018 was primarily from acquired loans. Deposits totaled $6.6 billion, an increase of $228.1 million from the December 31, 2017 total, which was primarily related to the acquisitions. The Company’s total stockholders’ equity was $884.8 million, an increase of $109.2 million over December 31, 2017.

Asset quality remained strong during the third quarter of 2018. Nonperforming and restructured assets were 0.68% of total assets at September 30, 2018 compared to 0.61% at December 31, 2017. The allowance to total loans was 1.05%, compared to 1.09% at year-end 2017. The allowance to nonperforming and restructured loans was 116.5% compared to 130.6% at year-end 2017.

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

On August 31, 2018 the Company’s wholly-owned subsidiary, BFTower, LLC, completed the purchase of Cotter Ranch Tower in Oklahoma City for $21.0 million. The Tower consists of an aggregate of 507,000 square feet, has 36 floors and is the second tallest building in Oklahoma City. The Company plans to move its headquarters to this location as soon as renovations are complete.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income Statement Data
Net interest income	$65,673	$57,233	$193,588	$168,440
Provision for loan losses	747	3,276	2,286	5,189
Securities transactions	(64)	(22)	37	(352)
Total noninterest income	32,801	29,169	93,348	85,237
Salaries and employee benefits	35,051	31,471	104,017	93,672
Total noninterest expense	55,809	50,600	165,955	149,141
Net income	32,883	21,710	93,089	66,942
Per Common Share Data
Net income – basic	$1.01	$0.68	$2.85	$2.11
Net income – diluted	0.98	0.67	2.78	2.06
Cash dividends	0.30	0.21	0.72	0.59
Performance Data
Return on average assets	1.71%	1.22%	1.64%	1.26%
Return on average stockholders’ equity	14.86	11.34	14.62	12.06
Cash dividend payout ratio	29.70	30.80	25.26	28.02
Net interest spread	3.20	3.20	3.28	3.20
Net interest margin	3.68	3.46	3.68	3.42
Efficiency ratio	56.67	58.56	57.84	58.79
Net charge-offs to average loans	0.02	0.02	0.04	0.06
Net Interest Income

For the three months ended September 30, 2018, net interest income, which is the Company’s principal source of operating revenue, increased 14.7% compared to the three months ended September 30, 2017. Net interest margin, which is shown in the preceding table, is the ratio of taxable-equivalent net interest income to average earning assets for the period. The increase in the margin was primarily due to the increase in the federal funds rate throughout 2017 and 2018 and the two acquisitions in the first quarter of 2018.

Net interest income for the nine months ended September 30, 2018 increased 14.9% compared to the nine months ended September 30, 2017. The net interest margin for the year-to-date increased compared to the same period of the previous year, as shown in the preceding table. The increase in the margin was primarily due to the increase in the federal funds rate throughout 2017 and 2018 and the two acquisitions in the first quarter of 2018.

Provision for Loan Losses

The Company’s provision for loan loss for the third quarter of 2018 was $747,000 compared to $3.3 million a year ago. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date.  Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $1.1 million for the third quarter of 2018, compared to $1.0 million for the third quarter of 2017. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

For the nine months ended September 30, 2018, the Company’s provision for loan losses was $2.3 million compared to $5.2 million for the nine months ended September 30, 2017. Net loan charge-offs were $2.1 million, compared to $2.6 million for the same period of the prior year.

Noninterest Income

Noninterest income totaled $32.8 million for the third quarter of 2018 compared to $29.2 million for the third quarter of 2017. Noninterest income included increases in trust revenue, insurance commissions, debit card usage fees and non-sufficient funds fees. The Company had fees from debit card usage totaling $7.4 million and $6.6 million during the three month periods ended September 30, 2018 and 2017, respectively. This represents 22.7% and 22.6% of the Company’s noninterest income for the three month periods ended September 30, 2018 and 2017, respectively. In addition, the Company has non-sufficient funds fees totaling $8.2 million and $7.5 million for the three month periods ended September 30, 2018 and 2017, respectively. This represents 24.9% and 25.8% of the Company’s noninterest income for the three month periods ended September 30, 2018 and 2017, respectively.

Noninterest income for the nine months ended September 30, 2018 totaled $93.3 million compared to $85.2 million for the nine months ended September 30, 2017. Noninterest income included increases in trust revenue, insurance commissions, debit card usage fees and non-sufficient funds fees.  Fees from debit card usage totaled $21.7 million and $19.5 million during the nine months ended September 30, 2018 and 2017, respectively. This represents 23.2% and 22.8% of the Company’s noninterest income for the nine month periods ended September 30, 2018 and 2017, respectively. In addition, the Company had non-sufficient fund fees totaling $23.0 million and $21.7 million during the nine months ended September 30, 2018 and 2017, respectively. This represents 24.6% and 25.4% of the Company’s noninterest income for the nine month periods ended September 30, 2018 and 2017, respectively.

Noninterest Expense

For the three months ended September 30, 2018, noninterest expense totaled $55.8 million, compared to $50.6 million for the three months ended September 30, 2017. The increase in noninterest expense for the third quarter of 2018 was due to salary increases in 2018 and the two acquisitions.

For the nine months ended September 30, 2018, noninterest expense totaled $166.0 million compared to $149.1 million for the nine months ended September 30, 2017. The increase in noninterest expense for year-to-date 2018 was primarily due to salary increases in 2018 and the two acquisitions which included one-time acquisition related expenses of approximately $2.6 million.

Income Taxes

The Company’s effective tax rate on income before taxes was 21.6% for the third quarter of 2018, compared to 33.3% for the third quarter of 2017. The decrease in the effective tax rate was due to the change in tax rates from the Tax Cuts and Jobs Act and exercising of stock options during the period.

The Company’s effective tax rate on income before taxes was 21.6% for the first nine months of 2018, compared to 32.6% for the first nine months of 2017.  The decrease in the effective tax rate was due to the change in tax rates from the Tax Cuts and Jobs Act and exercising of stock options during the period.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
Balance Sheet Data
Total assets	$7,602,438	$7,253,156
Total loans (net of unearned interest)	4,952,267	4,728,168
Allowance for loan losses	51,875	51,666
Securities	477,080	469,995
Deposits	6,643,131	6,415,045
Stockholders' equity	884,801	775,629
Book value per share	27.02	24.32
Tangible book value per share (non-GAAP)(1)	24.06	22.28
Average loans to deposits (year-to-date)	74.76%	72.22%
Average earning assets to total assets (year-to-date)	93.04	93.41
Average stockholders’ equity to average assets (year-to-date)	11.23	10.56
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.90%	0.84%
Nonperforming and restructured assets to total assets	0.68	0.61
Allowance for loan losses to total loans	1.05	1.09
Allowance for loan losses to nonperforming and restructured loans	116.55	130.62
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$884,801	$775,629
Less goodwill	79,733	54,042
Less intangible assets, net	17,257	11,082
Tangible stockholders' equity (non-GAAP)	$787,811	$710,505
Common shares outstanding	32,749,690	31,894,563
Tangible book value per share (non-GAAP)	$24.06	$22.28
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

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks and federal funds sold increased slightly by $34.2 million or 1.9% to $1.8 billion, from December 31, 2017 to September 30, 2018.

Securities

At September 30, 2018, total securities increased $7.1 million, or 1.5% compared to December 31, 2017, despite Accounting Standards Update No. 2016-01 which revised securities to exclude equity investments in 2018. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized loss on securities available for sale, before taxes, was $6.3 million at September 30, 2018, compared to $3.1 million at December 31, 2017.  These unrealized losses are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of $4.7 and $2.3 million, respectively.

Loans (Including Acquired Loans)

At September 30, 2018, loans totaled $5.0 billion, an increase of $224.1 million from December 31, 2017. Loan growth for the nine months ended September 30, 2018 was primarily from acquired loans.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At September 30, 2018, the allowance for loan losses to total loans represented 1.05% of total loans, compared to 1.09% at December 31, 2017.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The interest rate component was $2.3 million at September 30, 2018 and zero at December 31, 2017. The credit component of the adjustment was $8.3 million at September 30, 2018 and $1.2 million at December 31, 2017 while the acquired loans outstanding were $319.6 million and $120.0 million, respectively.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $51.6 million at September 30, 2018, compared to $44.0 million at December 31, 2017. The Company’s level of nonperforming and restructured assets has continued to be relatively low.

Nonaccrual loans totaled $26.9 million at September 30, 2018, compared to $31.9 million at the end of 2017. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.7 million for the nine months ended September 30, 2018 and $1.3 million for the nine months ended September 30, 2017.  Only a small amount of this interest is expected to be ultimately collected.

Restructured loans totaled $13.6 million at September 30, 2018, compared to $4.7 million at the end of 2017. The increase in restructured loans was due primarily to a few commercial loans identified as troubled debt restructurings during the period and the restructured loans from the two acquisitions. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

Other real estate owned and repossessed assets totaled $7.1 million at September 30, 2018, compared to $4.4 million at December 31, 2017.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms.  The Company had approximately $14.2 million of these loans at September 30, 2018, compared to $7.7 million at December 31, 2017. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At September 30, 2018, deposits totaled $6.6 billion, an increase of $228.1 million from the December 31, 2017 total, which was primarily related to the acquisitions during the first quarter of 2018. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits were 98.0% of total deposits at September 30, 2018 compared to 98.1% at December 31, 2017.  Noninterest-bearing deposits were 40.1% of total deposits at September 30, 2018 compared to 39.8% at December 31, 2017.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $2.2 million at September 30, 2018, compared to $900,000 at December 31, 2017.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $775.7 million, are pledged as collateral for the borrowings under the line of credit. As of September 30, 2018 and December 31, 2017, the Company had no advances outstanding under the line of credit from FHLB. In addition, the Company has a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Capital Resources

Stockholders’ equity totaled $848.8 million at September 30, 2018, compared to $775.6 million at December 31, 2017. In addition to net income of $93.1 million, other changes in stockholders’ equity during the nine months ended September 30, 2018 included $41.6 million related to common stock issuances and $981,000 related to stock-based compensation, that were partially offset by $23.6 million in dividends and a $3.0 million decrease in other comprehensive income. The Company’s leverage ratio and total risk-based capital ratios at September 30, 2018, were well in excess of the regulatory requirements.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended September 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,973,580	$66,852	5.33%	$4,597,267	$56,319	4.86%
Securities – taxable	432,935	2,246	2.06	421,464	1,763	1.66
Securities – tax exempt	23,469	184	3.10	30,920	287	3.68
Federal funds sold and interest-bearing deposits with banks	1,657,460	8,254	1.98	1,552,975	4,978	1.27
Total earning assets	7,087,444	77,536	4.34	6,602,626	63,347	3.81
Nonearning assets:
Cash and due from banks	182,449			176,194
Interest receivable and other assets	414,096			341,724
Allowance for loan losses	(52,293)			(49,186)
Total nonearning assets	544,252			468,732
Total assets	$7,631,696			$7,071,358
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$775,122	$744	0.38%	$759,160	$372	0.19%
Savings deposits	2,553,401	8,010	1.24	2,304,342	3,479	0.60
Time deposits	736,060	2,417	1.30	668,378	1,396	0.83
Short-term borrowings	8,960	42	1.85	2,262	6	0.99
Junior subordinated debentures	31,959	547	6.80	31,959	532	6.60
Total interest-bearing liabilities	4,105,502	11,760	1.14	3,766,101	5,785	0.61
Interest-free funds:
Noninterest-bearing deposits	2,610,935			2,515,521
Interest payable and other liabilities	37,051			30,071
Stockholders’ equity	878,208			759,665
Total interest free funds	3,526,194			3,305,257
Total liabilities and stockholders’ equity	$7,631,696			$7,071,358
Net interest income		$65,776			$57,562
Net interest spread			3.20%			3.20%
Effect of interest free funds			0.48%			0.26%
Net interest margin			3.68%			3.46%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Nine Months Ended September 30,
	2018			2017
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,975,621	$195,657	5.26%	$4,501,675	$165,132	4.90%
Securities – taxable	437,379	6,100	1.86	427,635	5,430	1.70
Securities – tax exempt	26,969	606	3.00	32,107	848	3.53
Federal funds sold and interest-bearing deposits with banks	1,609,596	21,560	1.79	1,650,902	12,844	1.04
Total earning assets	7,049,565	223,923	4.25	6,612,319	184,254	3.73
Nonearning assets:
Cash and due from banks	184,170			174,975
Interest receivable and other assets	395,607			339,232
Allowance for loan losses	(52,190)			(48,644)
Total nonearning assets	527,587			465,563
Total assets	$7,577,152			$7,077,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$801,750	$1,740	0.29%	$782,588	$796	0.14%
Savings deposits	2,502,746	20,305	1.08	2,280,310	8,554	0.50
Time deposits	756,041	6,105	1.08	678,520	3,922	0.77
Short-term borrowings	6,332	85	1.79	1,906	13	0.92
Junior subordinated debentures	31,959	1,626	6.80	31,959	1,589	6.65
Total interest-bearing liabilities	4,098,828	29,861	0.97	3,775,283	14,874	0.53
Interest-free funds:
Noninterest-bearing deposits	2,594,714			2,533,750
Interest payable and other liabilities	32,518			26,801
Stockholders’ equity	851,092			742,048
Total interest free funds	3,478,324			3,302,599
Total liabilities and stockholders’ equity	$7,577,152			$7,077,882
Net interest income		$194,062			$169,380
Net interest spread			3.28%			3.20%
Effect of interest free funds			0.40%			0.22%
Net interest margin			3.68%			3.42%
(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

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

Item 1A. Risk Factors.

As of September 30, 2018, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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
10.8

Purchase and Sale Agreement and Escrow Instructions by and between Cottor Tower – Oklahoma L.P. and BancFirst Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 5, 2018 and incorporated herein by reference).

10.9

First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between Cottor Tower – Oklahoma L.P. and BancFirst Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 5, 2018 and incorporated herein by reference).

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

BANCFIRST CORPORATION
(Registrant)

Date: November 2, 2018	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2018	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)