Form 10-K
period 2018-12-31
BANCFIRST CORP /OK/
filed 2019-02-26
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018	Commission File Number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2018 was approximately $1,122,037,373.

As of January 31, 2019, there were 32,612,788 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders of the registrant (the “2019 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

BANCFIRST CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is a financial holding company headquartered in Oklahoma City, Oklahoma and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). It conducts virtually all of its operating activities through its wholly-owned subsidiary, BancFirst (the “Bank” or “BancFirst”), a state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also owns 100% of the common securities of BFC Capital Trust II (a Delaware business trust), 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities, 100% of BancFirst Insurance Services, Inc., an Oklahoma business corporation operating as an independent insurance agency and 100% of BancFirst Risk & Insurance Company, a captive insurance company regulated by the Oklahoma Insurance Department.

The Company was incorporated as United Community Corporation in July 1984 to become a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years, the Company acquired additional banks and bank holding companies, and in November 1988 the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. The Company currently has 107 banking locations serving 58 communities throughout Oklahoma.

The Company’s strategy focuses on providing a full range of commercial banking services to retail customers and small to medium-sized businesses in both the non-metropolitan trade centers and cities in the metropolitan statistical areas of Oklahoma. The Company operates as a “super community bank”, managing its community banking offices on a decentralized basis, which permits them to be responsive to local customer needs. Underwriting, funding, customer service and pricing decisions are made by presidents in each market within the Company’s strategic parameters. At the same time, the Company generally has a larger lending capacity, broader product line and greater operational scale than its principal competitors in the non-metropolitan market areas (which typically are independently owned community banks). In the metropolitan markets served by the Company, the Company’s strategy is to focus on the needs of local businesses that seek more responsive services than are available at larger institutions.

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

The Bank centralizes virtually all of its processing, support and investment functions in order to achieve consistency and operational efficiencies. The Bank maintains centralized control functions such as operations support, bookkeeping, accounting, loan review, compliance and internal auditing to ensure effective risk management. The Bank also provides, on a centralized basis, certain specialized financial services that require unique expertise.

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

Consumer lending activities of the Bank consist of traditional forms of financing for automobiles, home equity loans and other personal loans. Residential loans consist primarily of home loans in non-metropolitan areas, which are generally shorter in duration than typical mortgages and reprice within five years.

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

Insurance services offered through BancFirst Insurance Services, Inc. consists of business and personal insurance, employee benefits, surety bonds and claims and risk management.

BancFirst has the following principal subsidiaries: Council Oak Investment Corporation, a small business investment corporation, Council Oak Real Estate, Inc., a real estate investment company, BancFirst Agency, Inc., a credit life insurance agency and BFTower, LLC (which owns a 42.6% ownership interest in SFPC, LLC, a parking garage). All of these companies are Oklahoma corporations.

The Company had approximately 1,906 full-time equivalent employees at December 31, 2018, compared to approximately 1,782 full-time equivalent employees at December 31, 2017. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

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

Management believes the Company is in an advantageous competitive position operating as a “super community bank.” Under this strategy, the Company provides a broad line of financial products and services for small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full-service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables the Bank to develop long-term customer relationships, maintain high-quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and do not offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, the Company’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s (including First Bank & Trust and First Bank of Chandler acquired January 11, 2018) market share of deposits within the state of Oklahoma was 7.82% as of June 30, 2018 and 7.69% as of June 30, 2017.

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

Operating Segments

The Company has four principal business units: metropolitan banks, community banks, other financial services and executive operations and support. For more information on the Company’s Operating Segments, see Note (21), “Segment Information,” to the Company’s Consolidated Financial Statements.

Control of Company

Affiliates of the Company beneficially own approximately 42% of the outstanding shares of the Company’s common stock as of January 31, 2019. Under the Company’s Bylaws, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, while the Company’s affiliates do not have legal control, i.e., a majority of the outstanding shares of common stock, they have effective control of the Company.

Supervision and Regulation

Banking is a complex, highly regulated industry. The Company’s growth and earnings performance and those of the Bank can be affected by management decisions and general and local economic conditions and by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC and the Oklahoma State Banking Department.

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

As a financial holding company and a bank holding company, the Company is subject to comprehensive regulation by the Federal Reserve Board under the BHC Act, as amended by the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and other legislation, as well as other federal and state laws governing the banking business. The BHC Act provides generally for regulation of financial holding companies and bank holding companies such as the Company by the Federal Reserve Board, and for functional regulation of banking activities by bank regulators, securities activities by securities regulators, and insurance activities by insurance regulators. Additionally, the Company is under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other restrictions and requirements of the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company’s common stock is listed on the NASDAQ Global Select Market System under the trading symbol “BANF,” and is subject to the listing and marketplace rules of the NASDAQ Stock Market, Inc. (the “NASDAQ”).

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

Bank holding companies that have elected to be treated as financial holding companies, such as the Company, may engage in a broader range of activities considered "financial in nature."

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

To maintain financial holding company status, a financial holding company and all of its depository institution subsidiaries must be “well capitalized” and “well managed.” A depository institution subsidiary is considered “well capitalized” if it satisfies the requirements for this status discussed in the section captioned “Capital Requirements,” included elsewhere in this item. A depository institution subsidiary is considered “well managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. A financial holding company’s status will also depend upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these capital and management requirements, the Federal Reserve Board’s regulations provide that the financial holding company must enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements. Until the financial holding company returns to compliance, the Federal Reserve Board may impose limitations or conditions on the conduct of its activities, and the company may not commence any of the broader financial activities permissible for financial holding companies or acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. If the company does not return to compliance within 180 days, the Federal Reserve Board may require divestiture of the holding company’s depository institutions. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state.

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

Federal and state laws impose notice and approval requirements for mergers and acquisitions of other depository institutions or bank holding companies. The BHC Act requires the prior approval of the Federal Reserve Board for the direct or indirect acquisition by a bank holding company of more than 5% of the voting shares or substantially all of the assets of a commercial bank or its parent holding company (including a financial holding company). Additionally, under the Bank Merger Act, the prior approval of the Federal Reserve Board or other appropriate bank regulatory authority is required for a bank to merge with another bank, purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition or merger, bank regulatory authorities will consider, among other factors, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the risks to the stability of the U.S. banking or financial system, the applicant’s performance record under the Community Reinvestment Act (see the section captioned “Community Reinvestment Act” included elsewhere in this item) and its compliance with fair housing and other consumer protection laws and the effectiveness of the subject organizations in combating money laundering activities.

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

Under the Dodd-Frank Act, institutions with average total consolidated assets greater than $10 billion are required to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators.  The company-run stress tests are conducted using data as of December 31 of the preceding calendar year and scenarios released by the agencies.  Capital ratios reflected in the stress test calculations are an important factor considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. The rules apply to institutions with average total consolidated assets greater than $10 billion and, accordingly, do not currently apply to the Company, which had total consolidated assets at December 31, 2018 of approximately $7.6 billion. However, while the Federal Reserve Board has stated that smaller banking organizations such as the Company are not required or expected to conduct the types of stress-testing specifically mandated by the rules, they continue to emphasize that all banking institutions, regardless of size, should have the capacity to analyze the potential impact of adverse outcomes on their financial condition.

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

Federal law also limits a bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons. Among other things, extensions of credit to insiders are required to be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons. In addition, the terms of such extensions of credit may not involve more than the normal risk of non-repayment or present other unfavorable features and may not exceed certain limitations on the amount of credit extended to such persons individually and in the aggregate.

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

Capital Requirements

The Company and the Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to the Company and the Bank are based on the December 2010 final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.  The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Prior to January 1, 2015, the risk-based capital standards applicable to the Company and the Bank were based on the 1988 Capital Accord, known as Basel I, of the Basel Committee.  In July 2013, the federal bank regulators approved final rules (the “Basel III Capital Rules”) implementing the

Basel III framework as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depositary institution subsidiaries, including the Company and the Bank, as compared to the general risk-based capital rules under Basel I.  The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).

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

Under the Basel III Capital Rules, the initial minimum capital ratios are as follows:

• 4.5% CET1 to risk-weighted assets.

• 6.0% Tier 1 capital to risk-weighted assets.

• 8.0% Total capital to risk-weighted assets.

• 4.0% Tier 1 capital to average quarterly assets (known as the “leverage ratio”).

The Basel III Capital Rules also require a “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is only applicable to certain covered institutions and does not have any current applicability to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The enactment of the Basel III Capital Rules has increased the Company’s required capital levels and those of the Bank from levels previously required.  Management believes that as of December 31, 2018, the Company and the Bank would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements had been in effect at such date.

As of January 1, 2019, the Basel III Capital Rules requires the Company and the Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 10.5%; and (iv) a minimum leverage ratio of 4%.  As of December 31, 2018, the Company had a CET1 ratio of 14.87%, a Tier 1 ratio of 15.35%, a total capital ratio of 16.29% and a leverage ratio of 11.09%. As of December 31, 2018, the Bank had a CET1 ratio of 12.78%, a Tier 1 ratio of 13.15%, a total capital ratio of 14.09% and a leverage ratio of 9.49%.

Liquidity Coverage Ratio

The liquidity framework under the Basel III Capital Rules (the "Basel III liquidity framework") applies a balance sheet perspective to establish quantitative standards designed to ensure that a banking organization is appropriately positioned to satisfy its short- and long-term funding needs. One test to address short-term liquidity risk is referred to as the liquidity coverage ratio ("LCR"), designed to calculate the ratio of a banking entities' ratio of high-quality liquid assets to its total net cashflows over a 30-day time horizon. The other test, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term asset funding by incenting banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt, as well as increase the use of long-term debt as a funding source. The Basel III liquidity framework was implemented as a minimum standard on January 1, 2015, with a phase-in period ending January 1, 2019.

In September 2014, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which would apply to the Company or the Bank. In the second quarter of 2016, the federal banking regulators issued a proposed rule that would implement the NSFR for certain U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon. The proposed rule would not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as the Company and the Bank.

Following the enactment of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 ("EGRRCPA"), the Federal Reserve Board stated in July 2018 that it would no longer require bank holding companies with less than $100 billion in total consolidated assets to comply with the modified version of the LCR. In addition, in October 2018, the federal bank regulators proposed to revise their liquidity requirements so that banking organizations that are not global systemically important banks and have less than $250 billion in total consolidated assets and less than $75 billion in each of off-balance-sheet exposure, nonbank assets, cross-jurisdictional activity and short-term wholesale funding would not be subject to any LCR or NSFR requirements.

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

Under this system, the federal banking regulators have established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all depository institutions are placed. The federal banking regulators have specified by regulation the relevant capital levels for each of the categories. Under certain circumstances, a well-capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. A depository institution that is undercapitalized is required to submit a capital restoration plan. Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

A bank will be (i) “well capitalized” if the institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if the institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or greater and is not “well capitalized”; (iii) “undercapitalized” if the institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%; (iv) “significantly undercapitalized” if the institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%; and (v) “critically undercapitalized” if the institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

The Company believes that, as of December 31, 2018, the Bank was “well capitalized” based on the aforementioned ratios.

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

The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor, currently $250,000 per depositor for each account ownership category. This insurance is funded through assessments on all insured depository institutions that are paid into the Deposit Insurance Fund (“DIF”). The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC’s deposit insurance premium assessment is based on an institution’s average consolidated total assets minus average tangible equity. The Bank is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, the Bank may be required to pay higher FDIC insurance premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on the Bank’s, and hence the Company’s, earnings.

The Company’s FDIC insurance expense totaled $2.4 million, $2.3 million and $2.9 million in 2018, 2017 and 2016, respectively. FDIC insurance expense includes deposit insurance assessments as well as Financing Corporation (“FICO”) assessments. All FDIC-insured depository institutions must pay an annual FICO assessment to provide funds for the payment of interest on bonds issued by FICO during the 1980s to resolve the thrift bailout. FDIC-insured depository institutions paid an average FICO assessment of 39 cents for each $100 of assessable deposits in 2018.

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

Federal Banking Agency Compensation Guidelines

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

During the second quarter of 2016, the U.S. financial regulators, including the Federal Reserve Board and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (which would include the Company and the Bank). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk-takers.” These additional requirements would not be applicable to the Company or the Bank.

The scope, content and application of the U.S. banking regulators' policies on incentive compensation continue to evolve. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company and the Bank to hire, retain and motivate key employees.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures, to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Failure to observe the regulatory guidance could subject the Company and the Bank to various regulatory sanctions, including financial penalties.

In the ordinary course of business, the Bank relies on electronic communications and information systems to conduct its operations and to store sensitive data. It employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. The Bank employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, the Bank has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, the Bank’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Bank could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Bank and its customers.   See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

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

Anti-Money Laundering and the Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”) is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The Patriot Act substantially broadened the scope of the U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations, which apply various requirements of the Patriot Act to financial institutions such as the Bank. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing, and have significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries.

Banking regulators examine banks for compliance with the economic sanctions regulations administered by OFAC. Financial institutions are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulations take into account CRA rating when considering approval of a proposed transaction. During its last examination in 2018, a rating of “satisfactory” was received by the Bank. In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. The Company will continue to evaluate the impact of any changes to the regulations implementing the CRA.

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

Changes in Laws, Regulations or Policies

Banking is a heavily regulated industry.  Additional initiatives may be proposed or introduced before Congress and other government bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions and may subject the Company to increased supervision and disclosure and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules, regulations, and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the Company would be affected thereby.

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

Our business is affected by conditions outside our control, including the rate of economic growth in general, the level of unemployment, increases in inflation and the level of interest rates. Economic conditions affect the level of demand for and the profitability of our products and services. A slowdown in the general economic activity, particularly in Oklahoma, could negatively impact our business. Our bank subsidiary operates exclusively within the State of Oklahoma and, unlike larger national or superregional banks that serve a broader and more diverse geographic region; our lending is also primarily concentrated in the State of Oklahoma. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in our state. Our continued success is largely dependent upon the continued growth or stability of the communities we serve. A decline in the economies of these communities could negatively impact our net income and profitability. Additionally, declines in the economies of these communities and of the State of Oklahoma in general could affect our ability to generate new loans or to receive repayments of existing loans, and our ability to attract new deposits, adversely affecting our financial condition.

We may be adversely affected by declining crude oil prices.

Recent years have been marked by significant volatility in market oil prices.  Decreased market oil prices have compressed margins for many U.S. and Oklahoma-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2018, the price per barrel of crude oil was approximately $54 compared to a high of over $100 in 2014 and a low of approximately $30 at the beginning of 2016. If oil prices drop below the marginal cost of production for an extended period, we would expect to experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the energy producing economies and, in particular, the economies of states such as Oklahoma, where the energy industry is a significant driver of economic activity. Although as of December 31, 2018, reserve-based and service energy loans comprised less than 4% of our loan portfolio, the impact of lower oil prices could have an indirect impact on our other loan portfolio segments, for example, commercial real estate (“CRE”).

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to losses, which could have a material negative effect on our financial condition and results of operations.

Loans secured by real estate constitute a significant portion of our loan portfolio. At December 31, 2018, this percentage was 64.8% compared to 64.4% at December 31, 2017. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for loan losses. In addition, because one to four family residential and commercial real estate loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

If a significant number of customers fail to perform under their loans, our business, profitability and financial condition would be adversely affected.

There are inherent risks associated with our lending activities. As a lender, we face the risk that a significant number of our borrowers will fail to pay their loans because of other factors, including the impact of changes in interest rates and changes in the economic conditions in the markets where we operate. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability and financial condition. We have established an evaluation process designed to recognize loan losses as they occur. While this evaluation process uses historical and other objective information, the classification of loans and the estimation of loan losses are dependent to a great extent on our experience and judgment. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and capital, and may have a material adverse effect on our financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses. We cannot assure you that our future loan losses will not have any material adverse effects on our business, profitability or financial condition.

Technological advances in payment processing is expected to negatively impact our interchange revenue.

Interchange fees, or “swipe” fees, are charges that merchants pay to the processors who, in turn, share that revenue with us and other card-issuing banks for processing electronic payment transactions. Rapid, significant technological changes continue to confront the payments industry. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions for processing electronic payment transactions. These include developments in smart cards, e-commerce, mobile and radio frequency and proximity payment devices, such as contactless cards. Ongoing or increased competition in payment processing may restrict our ability to generate interchange revenue in the future. For the year ended December 31, 2018, debit card interchange revenue represented 23.8% of our noninterest income.

New consumer protection laws may reduce our noninterest income.

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and restrict our ability to raise interest rates and charge NSF fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees, which represented 25.0% of our noninterest income for the year ended December 31, 2018.  Violations of applicable consumer protection laws can also result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees.

Fluctuations in interest rates could reduce our profitability.

We realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-earning assets will be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. Changes in market interest rates either could positively or negatively affect our net interest income and our profitability, depending on the magnitude, direction and duration of the change. If interest rates decline, our net interest margin could experience compression.

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

Our results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, including the Federal Reserve Board, could have an adverse effect on our deposit levels, loan demand or business earnings. See “Item 1 - Business-Supervision and Regulation.” Our profitability is greatly dependent upon our earning a positive interest spread between our loan and securities portfolio, and our funding deposits and borrowings. Changes in the level of interest rates, a prolonged unfavorable interest rate environment or a decrease in our level of deposits that increases our cost of funds could negatively affect our profitability and financial condition.

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

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. Information security breaches and cybersecurity-related incidents may include, but are not limited to, attempts to access information, including customer and company information, malicious code, computer viruses and denial of service attacks that could result in unauthorized access, misuse, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service or other events. These types of threats may derive from human error, fraud or malice on the part of external or internal parties, or may result from accidental technological failure. Further, to access our products and services our customers may use computers and mobile devices that are beyond our security control systems. Our technologies, systems, networks and software and those of other financial institutions have been, and are likely to continue to be, the target of cybersecurity threats and attacks, which may range from uncoordinated individual attempts to sophisticated and targeted measures directed at us. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. Our collection of such customer and company data is subject to extensive regulation and oversight. Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through “Trojan horse” programs to our information systems and/or our customers' computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber attacks against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber crime are complex and continue to evolve. More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.

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

We rely on certain external vendors.

We are reliant upon certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third party vendors are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If these vendors encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Failure to keep pace with technological change could adversely affect our results of operations and financial condition.

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

Our success depends, in part, upon our ability to adapt our products and services to evolving industry standards and consumer demand. There is increasing pressure on financial services companies to provide products and services at lower prices. In addition, the widespread adoption of new technologies, including Internet-based services, could require us to make substantial expenditures to modify or adapt our existing products or services. A failure to achieve market acceptance of any new products we introduce, or a failure to introduce products that the market may demand, could have an adverse effect on our business, profitability or growth prospects.

Changes in consumer use of banks and changes in consumer spending and savings habits could adversely affect our financial results.

Technology and other changes now allow many customers to complete financial transactions without using banks. For example, consumers can pay bills and transfer funds directly without going through a bank. This process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits. In addition, changes in consumer spending and savings habits could adversely affect our operations, and we may be unable to timely develop competitive new products and services in response to these changes.

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

See the section captioned “Supervision and Regulation” included in Item 1. Business, located elsewhere in this report.

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

If we pursue a future acquisition, our management could spend a significant amount of time and effort identifying and completing the acquisition. If we make a future acquisition, we could issue equity securities, which would dilute current stockholders’ percentage ownership, incur substantial debt, assume contingent liabilities and be required to record an impairment of goodwill or any combination of the foregoing.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. The Sarbanes-Oxley Act of 2002 requires management and our auditors to evaluate and assess the effectiveness of our internal control over financial reporting. These requirements may be modified, supplemented or amended from time to time. Implementing these changes may take a significant amount of time and may require specific compliance training of our personnel. We have in the past discovered, and may in the future discover, areas of our internal control over financial reporting that need improvement. If our auditors or we discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and have an adverse effect on our stock price. We may not be able to effectively and timely implement necessary control changes and employee training to ensure continued compliance with the Sarbanes-Oxley Act and other regulatory and reporting requirements. Our historic growth and our planned expansion through acquisitions present challenges to maintaining the internal control and disclosure control standards applicable to public companies. If we fail to maintain effective internal controls, we could be subject to regulatory scrutiny and sanctions, our ability to recognize revenue could be impaired and investors could lose confidence in the accuracy and completeness of our financial reports. We cannot assure you that we will continue to fully comply with the requirements of the Sarbanes-Oxley Act or that management or our auditors will conclude that our internal control over financial reporting is effective in future periods.

The soundness of other financial institutions could have a material adverse effect on our business, growth and profitability.

Financial services institutions are interrelated because of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose our business to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral we hold cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on our financial condition and results of operations.

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

We have businesses other than banking.

In addition to commercial banking services, we provide life and other insurance products, as well as other business and financial services. We may in the future develop or acquire other non-banking businesses. As a result of other such businesses, our earnings could be subject to risks and uncertainties that are different from those to which our commercial banking services are subject. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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

Our directors and executive officers, as a group, beneficially owned approximately 38% of our outstanding common stock as of January 31, 2019. As a result of their ownership, the directors and executive officers have the ability for all practical purposes, by voting their shares in concert, to control the outcome of any matter submitted to our stockholders for approval, including the election of directors, which requires only a majority vote. The directors and executive officers may vote to cause us to take actions with which our other stockholders do not agree.

Our amended certificate of incorporation, as well as certain provisions of banking law and Oklahoma corporate law, could make it difficult for a third party to acquire our company.

Oklahoma corporate law and our amended certificate of incorporation contains provisions that could delay, deter or prevent a change in control of our management or us. Together, these provisions may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices of our common stock, and also could limit the price that investors are willing to pay in the future for shares of our common stock.  Additionally, provisions of federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. These provisions effectively inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102.

On August 31, 2018 the Company’s wholly-owned subsidiary, BFTower, LLC, completed the purchase of Cotter Ranch Tower in Oklahoma City. Cotter Ranch Tower was subsequently renamed BancFirst Tower. The Company plans to move its headquarters to this location as soon as renovations are complete.

The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank, a technology and operations center and 106 bank branches. BancFirst also owns properties for future expansion. There are no significant encumbrances on any of these properties. (See Note 6 - “Premises and Equipment, Net and Other Assets” to the Consolidated Financial Statements for further information on the Company’s properties).

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

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Prices and Dividends

The Company’s Common Stock is listed on the NASDAQ Global Select Market System (“NASDAQ/GS”) and is traded under the symbol “BANF”. As of January 31, 2019, there were 270 holders of record of our Common Stock. At that date, there were approximately 7,000 beneficial owners of our Common Stock.

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

Stock Repurchases

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2018, there were 148,736 shares remaining that could be repurchased under the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period

October 1, 2018 to October 31, 2018	—	—	—	300,000
November 1, 2018 to November 30, 2018	22,118	$55.27	—	277,882
December 1, 2018 to December 31, 2018	129,146	$51.82	—	148,736

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2018 is presented in the table below. All of the Company’s stock-based compensation plans have been approved by the Company’s stockholders.  Additional information regarding stock-based compensation plans is presented in Note 13 – Stock-Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,360,047	$28.10	345,676

Performance Graph

The Company’s performance graph is incorporated by reference from “Company Performance” contained on the last page of this 10-K report.

Item 6. Selected Financial Data.

The following table sets forth certain historical consolidated financial data as of and for the five years ended December 31, 2018. The historical consolidated financial data has been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes included elsewhere in this report.

	At and for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Income Statement Data
Net interest income	$260,476	$227,139	$203,828	$188,792	$181,351
Provision for loan losses	3,802	8,512	11,519	7,675	3,072
Noninterest income	125,199	118,070	107,032	105,808	96,413
Noninterest expense	222,121	200,392	191,404	185,715	183,521
Net income	125,814	86,439	70,674	66,170	63,887
Balance Sheet Data
Total assets	$7,574,258	$7,253,156	$7,018,952	$6,692,829	$6,574,972
Debt Securities	772,132	464,291	463,264	546,641	513,356
Total loans (net of unearned interest)	4,984,150	4,728,168	4,409,550	4,245,773	3,860,831
Allowance for loan losses	51,389	51,666	48,693	41,666	40,889
Deposits	6,605,495	6,415,045	6,248,057	5,973,358	5,904,704
Junior subordinated debentures	26,804	31,959	31,959	31,959	26,804
Stockholders’ equity	902,789	775,629	711,094	655,510	609,314
Per Common Share Data
Net income – basic	$3.85	$2.72	$2.27	$2.13	$2.07
Net income – diluted	3.76	2.65	2.22	2.09	2.02
Cash dividends	1.02	0.80	0.74	0.70	0.65
Book value	27.69	24.32	22.49	21.02	19.65
Tangible book value (non-GAAP)(1)	24.74	22.28	20.36	18.78	17.86
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders’ equity	$902,789	$775,629	$711,094	$655,510	$609,314
Less goodwill	79,749	54,042	54,042	54,042	44,962
Less intangible assets, net	16,470	11,082	13,330	15,695	10,635
Tangible stockholders' equity (non-GAAP)	$806,570	$710,505	$643,722	$585,773	$553,717
Common shares outstanding	32,603,926	31,894,563	31,621,870	31,194,892	31,009,026
Tangible book value per share (non-GAAP)	$24.74	$22.28	$20.36	$18.78	$17.86
Selected Financial Ratios
Performance ratios:
Return on average assets	1.66%	1.22%	1.04%	1.01%	1.00%
Return on average stockholders’ equity	14.59	11.52	10.32	10.38	10.92
Cash dividends payout ratio	26.49	29.44	32.70	32.92	31.40
Net interest spread	3.26	3.20	3.08	2.98	2.94
Net interest margin	3.70	3.44	3.25	3.12	3.09
Efficiency ratio	57.59	58.05	61.57	63.04	66.07
Balance Sheet Ratios:
Average loans to deposits	74.63%	72.22%	71.44%	67.34%	63.64%
Average earning assets to total assets	92.90	93.41	93.10	93.02	92.71
Average stockholders’ equity to average assets	11.37	10.56	10.11	9.76	9.19
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	0.76%	0.84%	0.80%	1.11%	0.88%
Nonperforming and restructured assets to total assets	0.59	0.61	0.56	0.83	0.64
Allowance for loan losses to total loans	1.03	1.09	1.10	0.98	1.06

Allowance for loan losses to nonperforming and restructured loans	136.29	130.62	137.27	88.50	120.05
Net charge-offs to average loans	0.08	0.12	0.10	0.17	0.03

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

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis

(Dollars in thousands)

	December 31, 2018			December 31, 2017			December 31, 2016
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$4,966,965	$263,577	5.31%	$4,547,207	$222,900	4.90%	$4,298,245	$205,111	4.76%
Securities – taxable	448,271	8,808	1.96	425,372	7,171	1.69	443,907	5,229	1.17
Securities – tax exempt	25,677	771	3.00	31,909	1,134	3.55	39,491	1,484	3.75
Federal funds sold and interest-bearing deposits with banks	1,609,030	30,694	1.91	1,635,248	18,138	1.11	1,510,843	7,908	0.52
Total earning assets	7,049,943	303,850	4.31	6,639,736	249,343	3.76	6,292,486	219,732	3.48
Nonearning assets:
Cash and due from banks	185,380			176,364			175,066
Interest receivable and other assets	405,730			341,549			336,491
Allowance for loan losses	(52,087)			(49,269)			(45,168)
Total nonearning assets	539,023			468,644			466,389
Total assets	$7,588,966			$7,108,380			$6,758,875
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$790,587	$2,461	0.31%	$775,851	$1,160	0.15%	$785,090	$808	0.10%
Savings deposits	2,513,244	29,462	1.17	2,311,512	12,251	0.53	2,110,602	7,018	0.33
Time deposits	746,189	8,539	1.14	674,132	5,379	0.80	705,055	4,812	0.68
Short-term borrowings	5,159	95	1.84	1,776	17	0.97	1,799	7	0.38
Junior subordinated debentures	31,747	2,171	6.84	31,959	2,122	6.64	31,959	2,096	6.54
Total interest-bearing liabilities	4,086,926	42,728	1.05	3,795,230	20,929	0.55	3,634,505	14,741	0.40
Interest-free funds:
Noninterest-bearing deposits	2,605,280			2,534,876			2,415,972
Interest payable and other liabilities	34,198			27,696			25,212
Stockholders’ equity	862,562			750,578			683,186
Total interest free funds	3,502,040			3,313,150			3,124,370
Total liabilities and stockholders’ equity	$7,588,966			$7,108,380			$6,758,875
Net interest income		$261,122			$228,414			$204,991
Net interest spread			3.26%			3.20%			3.08%
Effect of interest free funds			0.44%			0.24%			0.17%
Net interest margin			3.70%			3.44%			3.25%

For these computations, information is shown on a taxable-equivalent basis assuming a 21% tax rate in 2018 and a 35% tax rate for prior years.

(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

  Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2018. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

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

SUMMARY

The Company’s net income for 2018 was $125.8 million, or $3.76 per diluted share, compared to $86.4 million, or $2.65 per diluted share for 2017 and $70.7 million, or $2.22 per diluted share for 2016. On January 11, 2018, the Company completed the acquisitions of two Oklahoma banking corporations. Consequently, 2018 included one-time acquisition related expenses of approximately $2.6 million. Net income for 2017 included a write down of deferred tax assets of $4.3 million due to the signing of the Tax Cuts and Jobs Act, which reduced the corporate tax rate beginning in 2018. Net income in 2017 also included a gain of $2.5 million, net of income tax and fees, from the sale of an investment by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, and the effects of favorable resolutions of three problem loans, which resulted in principal recovery of $894,000 and unaccrued interest income of $2.7 million. Net income for the year ended December 31, 2016 included a gain on the sale of other real estate owned totaling $1.2 million.

In 2018, net interest income was $260.5 million, compared to $227.1 million in 2017 and $203.8 million in 2016. The Company’s net interest margin increased to 3.70% for 2018, compared to 3.44% for 2017 and 3.25% for 2016. The increase in margin was primarily due to the increase in the federal funds rate throughout 2017 and 2018 and the two acquisitions in 2018. Internal loan growth and the increase in the federal funds rate of 75 basis points during 2017 contributed to the higher net interest income and margin in 2017. The provision for loan losses was $3.8 million in 2018 compared to $8.5 million in 2017 and $11.5 million in 2016. The higher provision in 2017 was primarily driven by downgrades of a few commercial loans and loan growth. The higher provision in 2016 was largely due to loan downgrades related to the oil and gas service industry during the year. Net charge-offs to average loans for 2018 was 0.08%, compared to 0.12% for 2017 and 0.10% for 2016. Noninterest income totaled $125.2 million in 2018 compared to $118.1 million in 2017 and $107.0 million in 2016. The increase in noninterest income in 2018 was due to increases in insurance commissions, debit card usage fees and non-sufficient funds fees. The increase in noninterest income in 2017 was due to the $4.4 million gain from the sale of an investment mentioned above, increases in trust revenue, insurance commissions, debit card usage fees and non-sufficient funds fees. Noninterest expense was $222.1 million in 2018 compared to $200.4 million in 2017 and $191.4 million in 2016. The increase in noninterest expense in 2018 was primarily due to salary increases and the two acquisitions in 2018. The increase in noninterest expense in 2017 was primarily due to salary increases and compensation expense related to the sale of the previously mentioned investment. The effective income tax rate for tax year ended 2018 was 21.2% compared to 36.6% for the tax year ended 2017 and 34.5% for the tax year ended 2016.

The Company’s assets at year-end 2018 totaled $7.6 billion, compared to $7.3 billion at December 31, 2017 and $7.0 billion at December 31, 2016. The increase in total assets was primarily related to the acquisitions during 2018. Debt securities were $772.1 million, an increase of $307.8 million from December 31, 2017. The increase in debt securities was primarily related to a purchase of short-term treasury securities in December 2018 with approximate maturities of six months. Loans totaled $5.0 billion compared to $4.7 billion for 2017 and $4.4 billion for 2016. Total deposits were $6.6 billion for 2018, $6.4 billion for 2017 and $6.2 billion for 2016. The Company’s liquidity remained high, as its average loan-to-deposit ratio was 74.6% for 2018 compared to 72.2% for 2017 and 71.4% for 2016. Stockholders’ equity was $902.8 million compared to $775.6 million for 2017 and $711.1 million for 2016. Average stockholders’ equity to average assets was 11.37% at December 31, 2018, compared to 10.56% at December 31, 2017 and 10.11% at December 31, 2016.

Asset quality remained strong. Nonperforming and restructured assets were 0.59% of total assets at December 31, 2018, compared to 0.61% at December 31, 2017 and 0.56% at December 31, 2016. The allowance for loan losses as a percentage of total loans was 1.03% for 2018 compared to 1.09% for 2017 and 1.10% for 2016. The allowance for loan losses as a percentage of nonperforming and restructured loans was 136.3% for 2018 compared to 130.6% for 2017 and 137.3% at year-end 2016.

During 2018, the Company repurchased 151,264 shares of its common stock at an average price of $52.32 under the Company’s stock repurchase program.

On August 31, 2018, BFTower, LLC, a wholly-owned subsidiary of BancFirst, purchased the Cotter Ranch Tower in Oklahoma City for the Company’s corporate headquarters for $21.0 million. Cotter Ranch Tower was subsequently renamed BancFirst Tower. BancFirst Tower consists of an aggregate of 507,000 square feet, has 36 floors and is the second tallest building in Oklahoma City. The tower will remain an income producing property as approximately 55% is currently leased to outside tenants. BancFirst Tower will allow the Company to consolidate operations from three locations to one and will improve operational efficiencies. Upon consolidation, the Company expects to initially occupy approximately 35% of the Tower, resulting in approximately 90% total occupancy. Renovations on BancFirst Tower will be completed over the next two years and are expected to cost approximately $60 million. The renovation costs include substantial deferred maintenance including HVAC, plumbing, electrical, elevators, building skin and roof while also including much needed improvements to both the interior and exterior common areas including the lobby, underground and outdoor plaza.  The total purchase price and renovation costs were determined to be favorable to other alternatives, such as constructing new corporate headquarters. On December 14, 2018, BFTower LLC, purchased a 42.6% ownership interest in SFPG, LLC, which is the owner of a 1,5689 space parking garage adjacent to BancFirst Tower, for $9.8 million.

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

Effective June 1, 2017, the Company organized a new wholly-owned captive insurance company named BancFirst Risk & Insurance Company. It insures certain risks of the Company and has entered into reinsurance agreements with a risk-sharing pool.

During 2016, the Company repurchased 200,000 shares of its common stock at an average price of $27.62 under the Company’s stock repurchase program.

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

The evaluation of intangible assets and goodwill for the year ended December 31, 2018, 2017 and 2016 resulted in no impairments.

Fair Value of Financial Instruments

Debt securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated fair value. Unrealized gains or losses on debt securities available for sale are reported as a component of stockholders’ equity, net of income tax. Debt securities that are determined to be impaired, and for which such impairment is determined to be other than temporary, are adjusted to fair value and a corresponding loss is recognized in earnings.

The estimates of fair values of debt securities and other financial instruments are based on a variety of factors. In some cases, fair values represent quoted market prices for identical or comparable instruments. In other cases, fair values have been estimated based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates reflecting varying degrees of risk. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of year-end or that will be realized in the future.

Future Application of Accounting Standards

See Note (1) of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Segment Information

See Note (21) of the Notes to Consolidated Financial Statements for disclosure regarding the Company’s operating business segments.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased in 2018 by $33.3 million, to a total of $260.5 million, compared to an increase of $23.3 million in 2017. In 2018, net interest income increased primarily due to the increase in the federal funds rate of 75 basis points during 2017 and 100 basis points during 2018 and the two acquisitions in 2018. In

2017, net interest income increased due to internal loan growth and the increase in the federal funds rate of 75 basis points during 2017.

Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin increased to 3.70% for 2018, compared to 3.44% for 2017 and 3.25% for 2016. The increase in the net interest margin in 2018 was primarily due to the increase in the federal funds rate described above and the two acquisitions in 2018. Net interest margin increased in 2017 due to increased loans and federal funds rate described above.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2018 and 2017. See “Maturity and Rate Sensitivity of Loans” for additional discussion.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2018			Change in 2017
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$40,677	$20,370	$20,307	$17,790	$11,609	$6,181
Investments—taxable	1,637	(89)	1,726	1,942	(279)	2,221
Investments—tax exempt	(363)	(262)	(101)	(350)	(314)	(36)
Interest-bearing deposits with banks and federal funds sold	12,556	(250)	12,806	10,231	655	9,576
Total interest income	54,507	19,769	34,738	29,613	11,671	17,942
Interest Expense:
Transaction deposits	1,301	4	1,297	352	(58)	410
Savings deposits	17,211	1,118	16,093	5,234	840	4,394
Time deposits	3,160	560	2,600	567	(197)	764
Short-term borrowings	78	33	45	10	—	10
Junior subordinated debentures	49	(15)	64	26	—	26
Total interest expense	21,799	1,700	20,099	6,189	585	5,604
Net interest income	$32,708	$18,069	$14,639	$23,424	$11,086	$12,338

(1)	The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Provision for Loan Losses

The Company’s provision for loan losses was $3.8 million for 2018, compared to $8.5 million for 2017 and $11.5 million for 2016. The higher provision in 2017 was primarily driven by downgrades of a few commercial loans and loan growth. The higher provision for 2016 was largely due to loan downgrades related to the oil and gas service industry during the year. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $4.1 million for 2018 compared to $5.5 million for 2017 and $4.5 million for 2016. The net charge-offs equated to 0.08%, 0.12% and 0.10% of average loans for 2018, 2017 and 2016, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans.”

Noninterest Income

Noninterest income was $125.2 million in 2018 versus $118.1 million in 2017 and $107.0 million in 2016. Total noninterest income increased $7.1 million in 2018, or 6.0%. This compares to an increase of $11.0 million in 2017, or 10.3%. The increase in noninterest income in 2018 was due to growth in debit card usage fees, non-sufficient funds fees and insurance commissions. The increase in noninterest income in 2017 was due to the $4.4 million gain from the sale of an investment by Council Oak Investment Corporation, increases in trust revenue, insurance commissions, debit card usage fees and non-sufficient funds fees. The Company’s operating noninterest income has increased in each of the last five years due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth.  The Company had fees from debit card usage totaling $29.4 million, $26.2 million and $24.1 million for the years 2018, 2017 and 2016, respectively. This represents 23.5%, 22.2% and 22.5% of the Company’s noninterest income for the years 2018, 2017 and 2016, respectively.  In addition, the Company had non-sufficient funds fees totaling $31.3 million, $28.8 million and $26.9 million in 2018, 2017 and 2016, respectively.  This represents 25.0%, 24.4%, and 25.1% of the Company’s noninterest income for the years 2018, 2017 and 2016, respectively.

The Company recognized a net gain of $47,000 during 2018, primarily due to Accounting Standard Update 2016-01 adopted on January 1, 2018, which requires the change in fair value of equity securities to be recognized through net income. The Company recognized a gain of $4.4 million from the sale of an investment by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst in 2017. During 2016, the Company recognized a net loss on the sale of securities of $59,000. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. The Company has the ability and intent to hold debt securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost.

The Company earned $2.9 million on the sale of loans in 2018 compared to $2.9 million in 2017 and $2.8 million in 2016.

Noninterest Expense

Total noninterest expense increased by $21.7 million, or 10.8% to $222.1 million for 2018. This compares to an increase of $9.0 million, or 4.7%, for 2017. The increase in noninterest expense in 2018 was primarily due to salary increases and acquisition related costs. The increase in noninterest expense in 2017 was primarily due to salary increases and compensation expense related to the sale of the Council Oak investment.

Noninterest expense included deposit insurance expense, which totaled $2.4 million for the year ended December 31, 2018, compared to $2.3 million for the year ended December 31, 2017 and $2.9 million for the year ended December 31, 2016.

Income Taxes

Income tax expense totaled $33.9 million in 2018, compared to $49.9 million in 2017 and $37.3 million in 2016. The effective tax rates for 2018, 2017 and 2016 were 21.2%, 36.6% and 34.5% respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense. The increase in 2017 was due to the $4.3 million write down on deferred tax assets due to the signing of the Tax Cuts and Jobs Act, which instituted a 21% corporate tax rate in 2018.

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

FINANCIAL POSITION

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the funds market that has resulted in a low overnight funds rate, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period, which increased 1.00% during 2018 from 1.50% to 2.50% and increased 0.75% during 2017 from 0.75% to 1.50%.

The amount of cash, federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing, and the Company’s requirements for liquidity, operating cash and reserves, available yields and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. The aggregate of cash and due from banks, interest-bearing deposits with banks and federal funds sold decreased $334.3 million from December 31, 2017 to December 31, 2018, and decreased $92.6 million from December 31, 2016 to December 31, 2017. The decrease in 2018 was primarily due to an increase in debt securities.  The decrease in 2017 was due to an increase in loans.

Securities

For the year ended December 31, 2018, total debt securities increased $307.8 million, or 66.3%, to $772.1 million. This compares to an increase of $1.0 million, or 0.2%, in 2017 and a decrease of $83.4 million, or 15.3%, in 2016. The increase in debt securities during 2018 was primarily related to a purchase of short-term treasury securities in December 2018 with approximate maturities of six months. The decrease in 2016 was due primarily to maturities. Debt securities available for sale represented 99.8% of the total securities portfolio at December 31, 2018, compared to 99.5% of total securities portfolio at December 31, 2017 and 99.1% of the total securities portfolio at December 31, 2016. Securities available for sale had a net unrealized loss of $2.9 million at December 31, 2018, compared to a net unrealized loss of $3.1 million at December 31, 2017 and a net unrealized gain of $153,000 at December 31, 2016. These unrealized gains and losses are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a loss of $2.1 million, a loss of $2.3 million, and a gain of $94,000 for December 31, 2018, 2017 and 2016, respectively.  The unrealized losses in 2018 and 2017 are primarily due to the Federal Reserve increasing interest rates throughout the last two years.

SECURITIES

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Held for Investment (at amortized cost)
Mortgage-backed securities	$133	$187	$252
States and political subdivisions	795	1,605	3,613
Other securities	500	500	500
Total	$1,428	$2,292	$4,365
Estimated fair value	$1,433	$2,303	$4,403
Available for Sale (at estimated fair value)
U.S. Treasury, other federal agencies and mortgage-backed securities	$743,293	$419,629	$417,857
States and political subdivisions	27,411	42,370	41,042
Total	$770,704	$461,999	$458,899
Total Debt Securities	$772,132	$464,291	$463,264
Equity securities	7,521	5,704	6,569
Total Securities	$779,653	$469,995	$469,833

The Company does not engage in securities trading activities. Any sales of debt securities are for the purpose of executing the Company’s asset/liability management strategy, eliminating a perceived credit risk in a specific security, or providing liquidity. Debt securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity, or for other reasons, are classified as available for sale and are stated at estimated fair value. Unrealized gains or losses on debt securities available for sale are reported as a component of stockholders’ equity, net of income tax. Debt securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method. Debt securities that are determined to be impaired, and for which such impairment is determined to be other than temporary, are adjusted to fair value and a corresponding loss is recognized. Gains or losses from sales of debt securities are based upon the book values of the specific securities sold.

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

Management has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, the Company also has the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. As of December 31, 2018, the Company had net unrealized losses due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for similar investments decline. Furthermore, as of December 31, 2018, management had no intent or requirement to sell before the recovery of the unrealized loss; therefore, no significant impairment loss was realized in the Company’s consolidated statement of comprehensive income.

The Company invests in equity securities without readily determinable fair values. Beginning January 1, 2018, upon adoption of ASU 2016-01, these securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income.  For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Equity securities are reported in other assets on the balance sheet. The Company reviews its portfolio of equity securities for impairment at least quarterly.

MATURITY DISTRIBUTION OF DEBT SECURITIES

The following maturity distribution of debt securities table summarizes the weighted average maturity and weighted average taxable equivalent yields of the debt securities portfolio at December 31, 2018. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represent 95.7% of the total portfolio.  For the interest rate sensitivity of debt securities see the table in item 7A.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
Mortgage-backed securities	$3	3.53%	$130	5.73%	$—	—%	$—	—%	$133	5.68%
State and political subdivisions	720	3.26	75	2.85	—	—	—	—	795	3.23
Other securities	—	—	—	—	500	1.76	—	—	500	1.76
Total	$723	3.27	$205	4.70	$500	1.76	$—	—	$1,428	2.95
Percentage of total	50.6%		14.4%		35.0%		—%		100.0%
Available for Sale
U.S. Treasury other federal agencies and mortgage- backed securities	$403,044	2.21%	$312,363	2.31%	$27,770	3.11%	$116	3.02%	$743,293	2.29%
State and political subdivisions	7,938	2.53	14,553	3.33	3,722	5.26	1,198	3.74	27,411	3.38
Total	$410,982	2.21	$326,916	2.36	$31,492	3.36	$1,314	3.65	$770,704	2.32
Percentage of total	53.3%		42.4%		4.1%		0.2%		100.0%
Total debt securities	$411,705	2.22%	$327,121	2.36%	$31,992	3.34%	$1,314	3.65%	$772,132	2.33%
Percentage of total	53.3%		42.4%		4.1%		0.2%		100.0%

*	Yield on a taxable equivalent basis

Loans

The Company has historically generated loan growth from both internal originations and bank acquisitions. Total loans held for investment increased $254.0 million, or 5.4%, to $5.0 billion in 2018 compared to an increase of $321.8 million, or 7.3%, in 2017 and an increase of $168.2 million, or 4.0%, in 2016. Loans increased in 2018 due to acquisitions. Loans increased in 2017 and 2016 due to internal growth.

Composition

The Company’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in real estate, light manufacturing, retail and service industries. Consumer loans were comprised primarily of loans to individuals for automobiles.

LOANS BY CATEGORY

	December 31,
	2018		2017		2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial, financial and other	$1,425,386	28.64%	$1,395,460	29.55%	$1,170,963	26.61%	$1,116,883	26.39%	$1,053,486	27.35%
Real estate— construction	451,224	9.07	437,277	9.26	420,884	9.57	403,664	9.54	356,621	9.26
Real estate— one to four family	979,170	19.68	875,766	18.55	846,360	19.23	821,251	19.41	766,362	19.90
Real estate—farmland, multifamily and commercial	1,792,127	36.02	1,729,119	36.62	1,682,321	38.23	1,606,614	37.96	1,407,750	36.55
Consumer	328,069	6.59	284,373	6.02	279,704	6.36	283,636	6.70	267,179	6.94
Total	$4,975,976	100.00%	$4,721,995	100.00%	$4,400,232	100.00%	$4,232,048	100.00%	$3,851,398	100.00%

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

The majority of loans originated within the energy sector support oil and gas production, are primarily secured by those producing properties and are governed by a borrowing base agreement that is tested timely and regularly.  The Company also originates loans to businesses and individuals in the energy services sector, which includes loans for the fabrication, sale and service of various energy service equipment, site preparation and mapping services, disposal services, etc.  These loans are primarily secured by accounts receivable, inventory and/or equipment.

At December 31, 2018, commercial, financial and other loans totaled $1.4 billion. Approximately $1.0 billion were commercial and industrial loans, $94.7 million were oil and gas production and equipment loans, $136.3 million were agriculture loans and the remaining were either state and political subdivisions or other loans.

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

Residential development loans include loans to develop raw land into a residential development. Advances on the loans typically include land costs, hard costs (grading, utilities, roads, etc.), soft costs (engineering fees, development fees, entitlement fees, etc.) and carrying costs until the development is completed. Upon completion of the development, the loan is typically repaid through the sale of lots to homebuilders.

Long-term one-to-four family residential real estate loans retained in the Bank have variable interest rates. Fixed-rate loans in this category are financed through the Bank’s Mortgage Lending Department and sold into the secondary market. Some 15-year fixed-rate loans in this category may be retained by the Bank.

         At December 31, 2018, real estate loans were approximately 65% of total loans. The Company is subject to risk of future market fluctuations in property values relating to these loans. The Company attempts to manage this risk through rigorous loan underwriting standards.

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

MATURITY AND RATE SENSITIVITY OF LOANS

The following table presents the Maturity and Rate Sensitivity of Loans at December 31, 2018. Many of the loans with maturities of one year or less are renewed at existing or similar terms after scheduled principal reductions. Also approximately 43% of loans had adjustable interest rates at December 31, 2018.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial, financial and other	$953,198	$381,821	$90,367	$1,425,386
Real estate—construction	375,370	53,180	22,674	451,224
Real estate—one to four family	223,627	276,996	478,547	979,170
Real estate—farmland, multifamily and commercial	612,436	592,514	587,177	1,792,127
Consumer	31,512	243,975	52,582	328,069
Total	$2,196,143	$1,548,486	$1,231,347	$4,975,976
Loans with predetermined interest rates	$780,417	$1,203,010	$853,556	$2,836,983
Loans with adjustable interest rates	1,415,726	345,476	377,791	2,138,993
Total	$2,196,143	$1,548,486	$1,231,347	$4,975,976
Percentage of total	44.1%	31.1%	24.8%	100.0%

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Assets

During 2018, nonperforming and restructured assets increased $600,000 to $44.6 million. This compares to an increase of $4.6 million for 2017 and a decrease of $16.0 million for 2016. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.59%, 0.61% and 0.56% of total assets at December 31, 2018, 2017 and 2016, respectively. The decrease in nonperforming and restructured assets in 2016 was due to one relationship that was re-evaluated and removed from restructured loans due to sustained improvement in financial condition, performance and the commercially reasonable nature of its structure.

Nonaccrual loans decreased in 2018 compared to 2017 primarily due to one relationship that was moved to accrual status due to improvement in financial condition. Nonaccrual loans had small increases during 2016 and 2017. During 2015, nonaccrual loans increased due to the downgrade of a single commercial loan. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.3 million for 2018, $1.8 million for 2017 and $2.0 million for 2016. Only a small amount of this interest is expected to be ultimately collected.

Restructured loans increased $8.5 million in 2018, increased $3.0 million in 2017 and decreased $13.4 million in 2016, as shown in the table below. The increase in restructured loans during 2018 was due primarily to one relationship identified as a troubled debt restructuring. The decrease in restructured loans in 2016 was due to one relationship that was re-evaluated and removed from restructured loans due to sustained improvement in financial condition, performance and the commercially reasonable nature of its structure. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered troubled debt restructurings whose terms were modified during the period were not considered material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for loan losses. At December 31, 2018, the allowance for loan losses as a percentage of nonperforming and restructured loans was 136.29%, compared to 130.62%, at the end of 2017 and 137.27%, at the end of 2016. The level of nonperforming loans and loan losses could rise over time as a result of adverse economic conditions.

Other real estate owned consists of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure and premises held for sale. These properties are carried at the lower of the book values of the related loans or fair values based upon appraisals, less estimated costs to sell. Write-downs arising at the time of reclassification of such properties from loans to other real estate owned are charged directly to the allowance for loan losses. Any losses on bank premises designated to be sold are charged to operating expense at the time of transfer from premises to other real estate owned. Decreases in values of properties subsequent to their classification as other real estate owned are charged to operating expense. Other real estate owned and repossessed assets decreased during 2016 primarily due to the sale of two properties.

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,916	$2,893	$1,962	$1,841	$1,135
Nonaccrual	22,603	31,943	31,798	30,096	16,410
Restructured	13,188	4,720	1,713	15,143	16,515
Total nonperforming and restructured loans	37,707	39,556	35,473	47,080	34,060
Other real estate owned and repossessed assets	6,873	4,424	3,866	8,214	8,079
Total nonperforming and restructured assets	$44,580	$43,980	$39,339	$55,294	$42,139
Nonperforming and restructured loans to total loans	0.76%	0.84%	0.80%	1.11%	0.88%
Nonperforming and restructured assets to total assets	0.59%	0.61%	0.56%	0.83%	0.64%

Potential problem loans are performing loans to borrowers with a weakened financial condition or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $8.0 million, $7.7 million and $7.5 million of these loans at December 31, 2018, 2017 and 2016, respectively. Potential problem loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans, which are considered to have identifiable probable loss potential, are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

The allowance for loan losses is management’s estimate of the probable losses incurred in the Company’s loan portfolio through the balance sheet date. Management’s process for determining the amount of the allowance for loan losses is described under Critical Accounting Policies and Estimates. At December 31, 2018, the Company’s allowance for loan losses represented 1.03% of total loans, compared to 1.09% at December 31, 2017 and 1.10% at December 31, 2016. The overall credit quality of the Company’s loan portfolio has remained stable. Net charge-offs were $4.1 million, $5.5 million and $4.5 million for the years ended 2018, 2017 and 2016, respectively. The amount of net loan charge-offs is relatively low, equating to 0.08%, 0.12% and 0.10% of average total loans for the years ended December 31, 2018, 2017 and 2016, respectively. If unforeseen adverse changes occur in the national or local economy, or in the credit markets, it would be reasonable to expect that the allowance for loan losses would increase in future periods.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$51,666	$48,693	$41,666	$40,889	$39,034
Charge-offs:
Commercial, financial and other	(2,332)	(5,081)	(3,353)	(5,212)	(933)
Real estate	(1,474)	(961)	(431)	(1,338)	(868)
Consumer	(1,197)	(923)	(1,123)	(775)	(818)
Total charge-offs	(5,003)	(6,965)	(4,907)	(7,325)	(2,619)
Recoveries:
Commercial, financial and other	468	1,114	165	222	805
Real estate	192	130	85	60	366
Consumer	264	182	165	145	231
Total recoveries	924	1,426	415	427	1,402
Net charge-offs	(4,079)	(5,539)	(4,492)	(6,898)	(1,217)
Provision charged to operations	3,802	8,512	11,519	7,675	3,072
Balance at end of period	$51,389	$51,666	$48,693	$41,666	$40,889
Average loans	$4,966,965	$4,547,207	$4,298,245	$3,930,470	$3,643,018
Total loans	$4,984,150	$4,728,168	$4,409,550	$4,245,773	$3,860,831
Net charge-offs to average loans	0.08%	0.12%	0.10%	0.17%	0.03%
Allowance to total loans	1.03%	1.09%	1.10%	0.98%	1.06%
Allocation of the allowance by category of loans:
Commercial, financial and other	$15,640	$17,187	$15,247	$13,161	$14,056
Real estate	32,647	30,741	30,192	25,522	24,257
Consumer	3,102	3,738	3,254	2,983	2,576
Total	$51,389	$51,666	$48,693	$41,666	$40,889
Percentage of allowance in each category to total allowance:
Commercial, financial and other	30.43%	33.27%	31.31%	31.59%	34.38%
Real estate	63.53	59.50	62.01	61.25	59.32
Consumer	6.04	7.23	6.68	7.16	6.30
Total	100.00%	100.00%	100.00%	100.00%	100.00%

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The interest rate component was $2.2 million at December 31, 2018 and zero at December 31, 2017. The credit component of the adjustment was $7.6 million at December 31, 2018 and $1.2 million at December 31, 2017, while the acquired loans outstanding were $294.6 million and $120.0 million, respectively.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $96.2 million, $65.1 million and $67.4 million at December 31, 2018, 2017 and 2016, respectively.

Other assets include the cash surrender value of key-man life insurance policies. The balance of cash surrender value of key-man life insurance policies was $75.7 million, $73.1 million and $70.3 million at December 31, 2018, 2017 and 2016, respectively.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. In addition to deposits, short-term borrowings comprised primarily of federal funds purchased and repurchase agreements provide additional funding sources. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding.

Historically, the Bank has more liquidity than its peers do. This liquidity positions the Bank to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from the Bank and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by the Bank and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2019, the Bank had approximately $140.3 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2018, the Bank declared four common stock dividends totaling $33.8 million and two preferred stock dividends totaling $1.9 million.

Deposits

Total deposits increased $190.5 million to $6.6 billion, an increase of 3.0% in 2018, compared to an increase of $167.0 million or 2.7% in 2017, and an increase of $274.7 million or 4.6% in 2016. Total deposits increased during 2018 primarily due to acquisitions. Total deposits increased during 2017 due to internal growth. Total deposits increased during 2016 primarily due to an influx of funds at the end of the year.  The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.1%, 98.2% and 98.0% at December 31, 2018, 2017 and 2016, respectively. Noninterest-bearing deposits to total deposits were 39.6% at December 31, 2018, compared to 39.8% at December 31, 2017 and 40.4% at December 31, 2016.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Average Balances
Demand deposits	$2,605,280	$2,534,876	$2,415,972	$2,317,639	$2,197,474
Interest-bearing transaction deposits	790,587	775,851	785,090	734,529	750,603
Savings deposits	2,513,244	2,311,512	2,110,602	2,052,161	1,992,673
Time deposits	746,189	674,132	705,055	732,183	783,958
Total deposits	$6,655,300	$6,296,371	$6,016,719	$5,836,512	$5,724,708

PERCENTAGE OF TOTAL AVERAGE DEPOSITS AND AVERAGE RATES PAID

	2018		2017		2016		2015		2014
	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate	% of Total	Rate
Demand deposits	39.15%		40.27%		40.16%		39.71%		38.39%
Interest-bearing transaction deposits	11.88	0.31%	12.32	0.15%	13.05	0.10%	12.59	0.10%	13.11	0.10%
Savings deposits	37.76	1.17	36.71	0.53	35.08	0.33	35.16	0.23	34.81	0.23
Time deposits	11.21	1.14	10.70	0.80	11.71	0.68	12.54	0.66	13.69	0.71
Total deposits	100.00%		100.00%		100.00%		100.00%		100.00%
Average rate paid on interest- bearing deposits		1.00%		0.50%		0.35%		0.29%		0.31%

MATURITY OF TIME DEPOSITS

The following table shows the maturity of time deposits of $100,000 or more:

December 31, 2018
(Dollars in thousands)
Three months or less	$69,553
Over three months through six months	60,924
Over six months through twelve months	98,893
Over twelve months	120,548
Total	$349,918

At December 31, 2018, 65.5% of the Company’s time deposits of $100,000 or more mature in one year or less.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $1.7 million at December 31, 2018 and $900,000 at December 31, 2017.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $775.3 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2018, the Company had the ability to draw up to $619.1 million on the FHLB line of credit based on FHLB stock holdings of $553,400 with no advances outstanding. In addition, the Company has a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

Capital Resources

Stockholders’ equity totaled $902.8 million at December 31, 2018, compared to $775.6 million at December 31, 2017. In addition to net income of $125.8 million, other changes in stockholders’ equity during the year ended December 31, 2018 included $41.7 million related to common stock issuances and $1.4 million related to stock-based compensation, that were partially offset by $33.4 million in dividends, $7.9 million in common stock repurchases and reduction in unrealized gains of $430,000. The Company’s average stockholders’ equity to average assets for 2018 was 11.37%, compared to 10.56% for 2017 and 10.11% for 2016. The Company’s leverage ratio and total risk-based capital ratios at December 31, 2018 were well in excess of the regulatory requirements. Banking institutions are generally expected to maintain capital well above the minimum levels. Junior subordinated debentures are included in BancFirst Corporation’s Tier I capital.

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

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2018, there were 148,736 shares remaining that could be repurchased under the SRP. For the year ended December 31, 2018, the Company repurchased 151,264 shares of its common stock for $7.9 million at an average price of $52.32 per share under the SRP. For the year ended December 31, 2016, the Company repurchased 200,000 shares of its common stock for $5.5 million at an average price of $27.62 per share under the SRP.

Future dividend payments will be determined by the Company’s Board of Directors considering the earnings, financial condition and capital needs of the Company and the Bank, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2019.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

CONTRACTUAL OBLIGATIONS

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations, by payment due period, as of December 31, 2018.

	Payment Due By Period
	Less Than One Year	1 to 3 Years	3 to 5 Years	Over Five Years	Indeterminate Maturity	Total
	(Dollars in thousands)
Junior subordinated debentures (1)	$1,872	$3,744	$3,744	$45,182	$—	$54,542
Operating lease payments	1,049	1,358	429	499	—	3,335
Time deposits	458,373	176,314	71,255	4	—	705,946
Low income housing partnership commitments	7,111	9,328	402	483	—	17,324
Total contractual cash obligations	$468,405	$190,744	$75,830	$46,168	$—	$781,147

(1)	Includes principal and interest

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

The ALCO uses gap analysis to monitor interest rate sensitivity based on the maturity and repricing frequencies of its earning assets and interest-bearing liabilities. This analysis indicates that the Company’s position is asset-sensitive, with a positive gap of $86 million for the zero to 12-month interval at December 31, 2018, which was 1.22% of total assets.

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

As of December 31, 2018, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 2.50% and 5.01%, respectively, relative to the base case over the next 12 months. Conversely, the model simulation projected that a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 3.19% relative to the base case over the next 12 months.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2018.

	Avg.	Expected Maturity / Principal Repayments at December 31,
	Rate	2019	2020	2021	2022	2023	Thereafter	Balance	Fair Value
		(Dollars in thousands)
Interest Sensitive Assets
Loans	5.31%	$2,493,416	$784,835	$612,312	$409,450	$330,680	$345,283	$4,975,976	$4,952,548
Debt securities	2.02	458,266	79,545	113,729	30,866	90,733	6,019	779,158	772,137
Federal funds sold and interest-bearing deposits	1.91	1,195,824	—	—	—	—	—	1,195,824	1,195,824
Interest Sensitive Liabilities
Savings and transaction deposits	0.97	3,285,673	—	—	—	—	—	3,285,673	3,258,723
Time deposits	1.14	458,373	122,653	53,661	39,979	31,276	4	705,946	702,385
Short-term borrowings	1.84	1,675	—	—	—	—	—	1,675	1,675
Junior subordinated debentures	6.84	—	—	—	—	—	26,804	26,804	29,549
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	2,158
Letters of credit		—	—	—	—	—	—	—	421

The expected maturities and principal repayments are based upon the contractual terms of the instruments. Debt securities are stated at par value. Prepayments have been estimated for certain instruments with predictable prepayment rates. Savings and transaction deposits are assumed to mature all in the first year as they are not subject to withdrawal restrictions and any assumptions regarding decay rates would be very subjective. The actual maturities and principal repayments for the financial instruments could vary substantially from the contractual terms and assumptions used in the analysis.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BancFirst Corporation (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019, expressed an unqualified opinion thereon.

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

/s/ BKD, LLP

Oklahoma City, Oklahoma
February 26, 2019

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2018	2017
ASSETS
Cash and due from banks	$228,431	$216,104
Interest-bearing deposits with banks	1,195,824	1,541,771
Federal funds sold	—	700
Securities held for investment (fair value: $1,433 and $2,303, respectively)	1,428	2,292
Securities available for sale at fair value	770,704	461,999
Loans held for sale	8,174	6,173
Loans (net of unearned interest)	4,975,976	4,721,995
Allowance for loan losses	(51,389)	(51,666)
Loans, net of allowance for loan losses	4,924,587	4,670,329
Premises and equipment, net	174,362	134,088
Other real estate owned	6,690	4,136
Intangible assets, net	16,470	11,082
Goodwill	79,749	54,042
Accrued interest receivable and other assets	167,839	150,440
Total assets	$7,574,258	$7,253,156

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,613,876	$2,550,150
Interest-bearing	3,991,619	3,864,895
Total deposits	6,605,495	6,415,045
Short-term borrowings	1,675	900
Accrued interest payable and other liabilities	37,495	29,623
Junior subordinated debentures	26,804	31,959
Total liabilities	6,671,469	6,477,527
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,603,926 and 31,894,563, respectively	32,604	31,895
Capital surplus	149,709	107,481
Retained earnings	722,615	638,580
Accumulated other comprehensive loss, net of income tax of $(731) and $(795), respectively	(2,139)	(2,327)
Total stockholders' equity	902,789	775,629
Total liabilities and stockholders' equity	$7,574,258	$7,253,156

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
INTEREST INCOME
Loans, including fees	$263,093	$222,022	$204,467
Securities:
Taxable	8,808	7,171	5,229
Tax-exempt	609	737	964
Federal funds sold	291	61	1
Interest-bearing deposits with banks	30,403	18,077	7,908
Total interest income	303,204	248,068	218,569
INTEREST EXPENSE
Deposits	40,462	18,790	12,638
Short-term borrowings	95	17	7
Junior subordinated debentures	2,171	2,122	2,096
Total interest expense	42,728	20,929	14,741
Net interest income	260,476	227,139	203,828
Provision for loan losses	3,802	8,512	11,519
Net interest income after provision for loan losses	256,674	218,627	192,309
NONINTEREST INCOME
Trust revenue	12,829	12,002	10,630
Service charges on deposits	70,847	65,552	62,233
Securities transactions (includes accumulated other comprehensive income reclassifications of $9, $(17) and $15, respectively)	47	4,060	(59)
Income from sales of loans	2,902	2,921	2,825
Insurance commissions	18,926	16,811	15,559
Cash management	13,123	11,155	10,616
Gain (loss) on sale of other assets	575	(60)	46
Other	5,950	5,629	5,182
Total noninterest income	125,199	118,070	107,032
NONINTEREST EXPENSE
Salaries and employee benefits	139,547	125,149	119,662
Occupancy, net	13,491	12,591	12,313
Depreciation	10,537	9,603	10,114
Amortization of intangible assets	3,009	2,188	2,269
Data processing services	4,956	4,654	4,796
Net expense (income) from other real estate owned	239	421	(747)
Marketing and business promotion	8,028	7,389	7,236
Deposit insurance	2,427	2,261	2,904
Other	39,887	36,136	32,857
Total noninterest expense	222,121	200,392	191,404
Income before taxes	159,752	136,305	107,937
Income tax expense	33,938	49,866	37,263
Net income	$125,814	$86,439	$70,674
NET INCOME PER COMMON SHARE
Basic	$3.85	$2.72	$2.27
Diluted	$3.76	$2.65	$2.22
OTHER COMPREHENSIVE INCOME
Unrealized losses on securities, net of tax of $139, $861 and $897, respectively	$(423)	$(2,431)	$(1,424)
Reclassification adjustment for (gains)/losses included in net income, net of tax of $2, $(7) and $6, respectively	(7)	10	(9)
Other comprehensive loss, net of tax of $(64), $854 and $903, respectively	(430)	(2,421)	(1,433)
Comprehensive income	$125,384	$84,018	$69,241

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2018		2017		2016
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	31,894,563	$31,895	31,621,870	$31,622	31,194,892	$31,194
Shares issued for stock options	127,816	127	272,693	273	626,978	628
Shares issued for acquisitions	732,811	733	—	—	—	—
Shares acquired and canceled	(151,264)	(151)	—	—	(200,000)	(200)
Issued at end of period	32,603,926	$32,604	31,894,563	$31,895	31,621,870	$31,622
CAPITAL SURPLUS
Balance at beginning of period		$107,481		$101,730		$87,268
Common stock issued for stock options		2,111		4,571		9,305
Common stock issued for acquisitions		38,765		—		—
Tax effect of stock options		—		—		3,521
Stock-based compensation arrangements		1,352		1,180		1,636
Balance at end of period		$149,709		$107,481		$101,730
RETAINED EARNINGS
Balance at beginning of period		$638,580		$577,648		$535,521
Net income		125,814		86,439		70,674
Cumulative effect of change in accounting principle		(618)		—		—
Dividends on common stock ($1.02, $0.80 and $0.74 per share, respectively)		(33,398)		(25,507)		(23,124)
Common stock acquired and canceled		(7,763)		—		(5,423)
Balance at end of period		$722,615		$638,580		$577,648
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized (losses)/gains on securities:
Balance at beginning of period		$(2,327)		$94		$1,527
Net change		(430)		(2,421)		(1,433)
Cumulative effect of change in accounting principle		618		—		—
Balance at end of period		$(2,139)		$(2,327)		$94
Total stockholders’ equity		$902,789		$775,629		$711,094

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$125,814	$86,439	$70,674
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	3,802	8,512	11,519
Depreciation and amortization	13,546	11,791	12,383
Net amortization of securities premiums and discounts	(421)	(148)	128
Realized securities (gains) losses	(47)	(4,060)	59
Gain on sales of loans	(2,902)	(2,921)	(2,825)
Cash receipts from the sale of loans originated for sale	187,461	211,569	189,620
Cash disbursements for loans originated for sale	(186,632)	(205,574)	(182,425)
Deferred income tax provision (benefit)	3,155	4,383	(2,048)
(Gain)/loss on other assets	(596)	46	(1,252)
Increase in interest receivable	(3,390)	(3,284)	(1,497)
Increase in interest payable	1,179	366	69
Amortization of stock-based compensation arrangements	1,352	1,180	1,636
Excess tax benefit from stock-based compensation arrangements	(1,112)	(2,601)	—
Other, net	(10,063)	(1,173)	(5,500)
Net cash provided by operating activities	131,146	104,525	90,541
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	6,248	—	—
Net decrease/ (increase) in federal funds sold	23,548	—	(700)
Purchases of held for investment securities	(225)	(220)	(838)
Purchases of available for sale securities	(465,684)	(84,109)	(223,558)
Proceeds from maturities, calls and paydowns of held for investment securities	1,089	2,293	5,260
Proceeds from maturities, calls and paydowns of available for sale securities	126,909	78,682	300,156
Proceeds from sales of available for sale securities	31,285	—	—
Purchase of equity securities	(3,190)	(1,668)	(1,097)
Proceeds from paydowns and sales of equity securities	1,484	5,793	670
Net change in loans	49,354	(331,362)	(176,594)
Purchases of premises, equipment and computer software	(51,863)	(18,007)	(10,835)
Other, net	(3,890)	4,038	9,519
Net cash used in investing activities	(284,935)	(344,560)	(98,017)
FINANCING ACTIVITIES
Net change in deposits	(139,510)	166,988	274,699
Net change in short-term borrowings	775	400	—
Issuance of common stock in connection with stock options, net	2,238	4,844	13,354
Common stock acquired	(7,914)	—	(5,523)
Redemption of Junior Subordinated debentures	(5,155)	—	—
Cash dividends paid	(30,265)	(24,783)	(22,770)
Net cash (used in) provided by financing activities	(179,831)	147,449	259,760
Net (decrease)/increase in cash, due from banks and interest-bearing deposits	(333,620)	(92,586)	252,284
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,757,875	1,850,461	1,598,177
Cash, due from banks and interest-bearing deposits at the end of the period	$1,424,255	$1,757,875	$1,850,461
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$41,549	$20,563	$14,673
Cash paid during the period for income taxes	$27,952	$41,058	$32,700
Noncash investing and financing activities:
Stock issued in acquisitions	$39,498	$—	$—
Cash consideration for acquisitions	$24,722	$—	$—
Fair value of assets acquired in acquisitions	$377,320	$—	$—
Liabilities assumed in acquisitions	$338,860	$—	$—
Unpaid common stock dividends declared	$9,826	$6,693	$5,969

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., BancFirst Risk & Insurance Company, and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate Inc., BFTower, LLC and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts from 2017 and 2016 have been reclassified to conform to the 2018 presentation. These reclassifications were not material to the Company’s financial statements.

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

Securities

The Company invests in debt securities. Any sales of debt securities are for the purpose of executing the Company’s asset/liability management strategy, eliminating a perceived credit risk in a specific security or providing liquidity. Debt securities that are being held for indefinite periods of time, or that may be sold as part of the Company’s asset/liability management strategy, to provide liquidity or for other reasons, are classified as available for sale and are stated at estimated fair value. Unrealized gains or losses on debt securities available for sale are reported as a component of stockholders’ equity, net of income tax. Gains or losses from sales of debt securities are based upon the book values of the specific debt securities sold. Debt securities for which the Company has the intent and ability to hold to maturity are classified as held for investment and are stated at cost, adjusted for amortization of premiums and accretion of discounts computed under the interest method. The Company reviews its portfolio of securities for impairment at least quarterly. Impairment is considered to be other-than-temporary if it is likely that all amounts contractually due will not be received for debt securities. When impairment is considered other-than-temporary, the cost basis of the security is written down to fair value, with the impairment charge included in earnings. In evaluating whether the impairment is temporary or other-than-temporary, the Company considers, among other things, the period of time the security has been in an unrealized loss position, and whether the Company has the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company does not engage in securities trading activities.

The Company invests in equity securities without readily determinable fair values and utilizes Level 3 inputs. Beginning January 1, 2018, upon adoption of ASU 2016-01, these securities are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The realized and unrealized gains and losses are reported as securities transactions in the noninterest income section of the consolidated statements of comprehensive income.  For periods prior to January 1, 2018, equity securities were classified as available-for-sale and stated at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Equity securities are reported in other assets on the balance sheet. The Company reviews its portfolio of equity securities for impairment at least quarterly.

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

One-to-four family residential real estate loans are made in accordance with underwriting policies and are fully documented. Credit worthiness is assessed based on significant credit characteristics including credit history and residential and employment stability. These loans include first liens, junior liens and home equity lines of credit. The composition of this portfolio is primarily first liens, which comprise approximately 82% of the portfolio, with junior liens comprising approximately 9%, and home equity lines of credit comprising approximately 9%. The Company does not engage in any hybrid loan programs. In addition, the Company does not have any exposure to loans with negative amortization, interest rate carryover or discounting of the initial rates (teaser rates).

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

Loans Held For Sale

The Company originates mortgage loans to be sold. At the time of origination, the acquiring bank has already been determined and the terms of the loan, including the interest rate, have already been set by the acquiring bank allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination. Loans held for sale are carried at the lower of cost or fair value. Gains or losses recognized upon the sale of the loans are determined on a specific identification basis. The Company does not sell residential mortgage loans with recourse other than obligations under standard representations and warranties or for fraud. These obligations relate to loan performance for the life of the loan. The amount of loans repurchased since the inception of the program is not considered to be material, and therefore, no reserve has been required.

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

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. Besides net income, other components of the Company’s comprehensive income includes the after tax effect of changes in the net unrealized gain/loss on debt securities available for sale.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 requires all equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income. The adoption of the guidance resulted in a $618,000 decrease to retained earnings and a $618,000 increase to accumulated other comprehensive income. Additional income of $48,900 was recorded in the consolidated statement of comprehensive income during 2018 as a result of changes to the accounting for equity investments. Further, the Company’s securities disclosures in Note (4) have been revised to exclude equity investments and fair value disclosures in Note (20) have incorporated the revised disclosure requirements for financial investments. In addition, equity securities of $5.7 million were reclassed from securities to other assets on the Company’s 2017 balance sheet to conform to the current presentation. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of the Company’s loans held for investment as part of adopting this standard. The refined calculation did not have a significant impact on the Company’s fair value disclosures. ASU 2016-01 was adopted on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

In January 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 implements a comprehensive new revenue recognition standard that will supersede substantially all existing revenue recognition guidance. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in a manner that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, which comprises a significant portion of the Company’s revenue stream. ASU 2014-09 was adopted on January 1, 2018 and did not have a significant impact on the Company’s financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 requires enhanced disclosures related to the significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements. In that regard, the Company has formed a task force under the direction of its Chief Financial Officer. In preparation, the Company has developed new credit estimation models, processes and controls. Internal validation of the models is underway and expected to be completed early in 2019. The Company has performed test runs of the new processes and controls and expects to begin full parallel runs by mid-2019. The impact of the standard will depend on the composition of the Company’s portfolio as well as economic conditions and forecasts at the time of adoption. The Company expects to adopt the standard in the first quarter of 2020.

In February 2016, the FASB issued ASU No. 2016-02, “Leases - (Topic 842).” ASU 2016-02 requires that lessees recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. The Company will adopt the new guidance using a modified retrospective basis and anticipates applying the optional practical expedients related to the transition. Based on leases outstanding and the Company’s preliminary assessment as of December 31, 2018, the Company expects the adoption of ASU 2016-02 to increase assets and liabilities by approximately $3.0 million on its consolidated balance sheet in 2019.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On August 31, 2018 BFTower, LLC, a wholly-owned subsidiary of BancFirst purchased Cotter Ranch Tower in Oklahoma City for the Company’s corporate headquarters for $21.0 million. Cotter Ranch Tower was subsequently renamed BancFirst Tower. BancFirst Tower consists of an aggregate of 507,000 square feet, has 36 floors and is the second tallest building in Oklahoma City. The tower will remain an income producing property as approximately 55% is currently leased to outside tenants. BancFirst Tower will allow the Company to consolidate operations from three locations to one and will improve operational efficiencies. Upon consolidation, the Company expects to occupy approximately 35% of the Tower, resulting in approximately 90% total occupancy. Renovations on BancFirst Tower will be completed over the next two years and are expected to cost approximately $60 million. The renovation costs include substantial deferred maintenance including HVAC, plumbing, electrical, elevators, building skin and roof while also including much needed improvements to both the interior and exterior common areas including the lobby, underground and outdoor plaza.  The total purchase price and renovation costs were determined to be favorable to other alternatives, such as constructing new corporate headquarters. On December 14, 2018, BFTower LLC, purchased a 42.6% ownership interest in SFPG, LLC, which is the owner of a 1,568 space parking garage adjacent to BancFirst Tower, for $9.8 million.

On January 11, 2018, the Company acquired First Wagoner Corp. and its subsidiary bank, First Bank & Trust Company, with locations in Carney, Grove, Ketchum, Luther, Tulsa and Wagoner. First Bank & Trust Company had approximately $290 million in total assets, $247 million in loans and $251 million in deposits. First Bank & Trust Company operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on February 16, 2018. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $6.3 million and goodwill of approximately $19.1 million. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of First Wagoner Corp. and its subsidiary bank,

First Bank & Trust Company complements the Company’s community banking strategy by adding an additional five communities to its banking network in Oklahoma.

On January 11, 2018, the Company acquired First Chandler Corp. and its subsidiary bank, First Bank of Chandler, with two locations in Chandler. First Bank of Chandler had approximately $88 million in total assets, $66 million in loans and $79 million in deposits. First Bank of Chandler operated as a subsidiary of BancFirst Corporation until it was merged into BancFirst on September 7, 2018. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $2.2 million and goodwill of approximately $6.6 million. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of First Chandler Corp. and its subsidiary bank, First Bank of Chandler complements the Company’s community banking strategy by increasing its banking network in Oklahoma.

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

Effective June 1, 2017, the Company organized a new wholly-owned captive insurance company named BancFirst Risk & Insurance Company.  It insures certain risks of the Company and has entered into reinsurance agreements with a risk-sharing pool.

(3) CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with the Federal Reserve Bank and various other financial institutions primarily for the purpose of holding excess liquidity and clearing cash items. It may also sell federal funds to certain of these institutions on an overnight basis. At December 31, 2018 and 2017, the Company had no significant concentrations of credit risk with other financial institutions. The Company maintained vault cash and funds on deposit with the Federal Reserve Bank, which is included in the table below.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or cash on deposit with the Federal Reserve Bank. The average amount of required reserves for each of the years ended December 31, 2018 and 2017 is included in the following table:

	December 31,
	2018	2017
	(Dollars in thousands)
Vault cash and funds on deposit with the Federal Reserve Bank	$1,299,872	$1,639,058
Average required Reserves	45,195	44,485

(4) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2018
Mortgage backed securities (1)	$133	$5	$—	$138
States and political subdivisions	795	—	—	795
Other securities	500	—	—	500
Total	$1,428	$5	$—	$1,433
December 31, 2017
Mortgage backed securities (1)	$187	$10	$—	$197
States and political subdivisions	1,605	3	(2)	1,606
Other securities	500	—	—	500
Total	$2,292	$13	$(2)	$2,303

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2018
U.S. treasuries	$699,882	$1,108	$(3,524)	$697,466
U.S. federal agencies	30,079	—	(160)	29,919
Mortgage backed securities (1)	16,367	114	(573)	15,908
States and political subdivisions	27,246	277	(112)	27,411
Total	$773,574	$1,499	$(4,369)	$770,704
December 31, 2017
U.S. treasuries	$314,905	$—	$(2,103)	$312,802
U.S. federal agencies	89,098	82	(329)	88,851
Mortgage backed securities (1)	18,358	204	(586)	17,976
States and political subdivisions	41,937	554	(121)	42,370
Total	$464,298	$840	$(3,139)	$461,999

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.

The maturities of debt securities held for investment and available for sale are summarized in the following table using contractual maturities. Actual maturities may differ from contractual maturities due to obligations that are called or prepaid. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been presented at their contractual maturity.

	December 31,
	2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$495	$495	$1,036	$1,034
After one year but within five years	369	370	623	627
After five years but within ten years	562	565	625	633
After ten years	2	3	8	9
Total	$1,428	$1,433	$2,292	$2,303
Available for Sale
Contractual maturity of debt securities:
Within one year	$411,256	$410,327	$113,225	$112,974
After one year but within five years	313,416	311,924	289,038	287,058
After five years but within ten years	7,524	7,685	6,222	6,500
After ten years	41,378	40,768	55,813	55,467
Total debt securities	$773,574	$770,704	$464,298	$461,999

The following is a detail of proceeds from sales and realized securities losses, on available for sale debt securities:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Proceeds	$31,285	$—	$—
Gross losses realized	109	—	—

Realized gains/losses on debt and equity securities are reported as securities transactions within the noninterest income section of the consolidated statement of comprehensive income.

The following table is a summary of the Company’s book value of debt securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	December 31,
	2018	2017
	(Dollars in thousands)
Book value of pledged securities	$472,053	$440,069

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at December 31, 2018 and 2017 respectively:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2018
Held for Investment
Mortgage backed securities	$—	$—	$4	$—	$4	$—
Total	$—	$—	$4	$—	$4	$—
Available for Sale
U.S. treasuries	$296,438	$90	$261,639	$3,434	$558,077	$3,524
U.S. federal agencies	1,705	7	27,035	153	28,740	160
Mortgage backed securities	1	—	13,444	573	13,445	573
States and political subdivisions	1,593	3	11,527	109	13,120	112
Total	$299,737	$100	$313,645	$4,269	$613,382	$4,369
December 31, 2017
Held for Investment
Mortgage backed securities	$—	$—	$7	$—	$7	$—
States and political subdivisions	65	—	478	2	543	2
Total	$65	$—	$485	$2	$550	$2
Available for Sale
U.S. treasuries	$283,302	$1,653	$29,500	$450	$312,802	$2,103
U.S. federal agencies	3,499	8	59,220	321	62,719	329
Mortgage backed securities	1	—	14,475	586	14,476	586
States and political subdivisions	21,300	114	585	7	21,885	121
Total	$308,102	$1,775	$103,780	$1,364	$411,882	$3,139

Declines in the fair value of held for investment and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of December 31, 2018 and 2017, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no significant impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$1,032,787	20.76%	$995,207	21.08%
Oil & gas production and equipment	94,729	1.90	95,574	2.02
Agriculture	136,313	2.74	141,249	2.99
State and political subdivisions:
Taxable	76,211	1.53	73,827	1.56
Tax-exempt	48,415	0.97	48,626	1.03
Real estate:
Construction	451,224	9.07	437,277	9.26
Farmland	219,241	4.41	195,162	4.13
One to four family residences	979,170	19.68	875,766	18.55
Multifamily residential properties	65,949	1.33	46,030	0.98
Commercial	1,506,937	30.28	1,487,927	31.51
Consumer	328,069	6.59	284,373	6.02
Other (not classified above)	36,931	0.74	40,977	0.87
Total loans	$4,975,976	100.00%	$4,721,995	100.00%

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

The Company’s commercial and industrial loan category includes a small percentage of loans to companies that provide ancillary services to the oil and gas industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these loans was approximately $60 million at December 31, 2018 and approximately $81 million at December 31, 2017.

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

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	December 31,
	2018	2017
	(Dollars in thousands)
Past due 90 days or more and still accruing	$1,916	$2,893
Nonaccrual	22,603	31,943
Restructured	13,188	4,720
Total nonperforming and restructured loans	37,707	39,556
Other real estate owned and repossessed assets	6,873	4,424
Total nonperforming and restructured assets	$44,580	$43,980

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.3 million in 2018, $1.8 million in 2017 and $2.0 million in 2016.

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

	December 31,
	2018	2017
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$838	$1,108
Non-residential real estate other	187	9,809
Residential real estate permanent mortgage	954	781
Residential real estate all other	5,488	3,980
Commercial and financial:
Non-consumer non-real estate	5,682	7,785
Consumer non-real estate	437	250
Other loans	490	5,596
Acquired loans	8,527	2,634
Total	$22,603	$31,943

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of December 31, 2018
Real estate:
Non-residential real estate owner occupied	$5,114	$810	$43	$5,967	$620,654	$626,621	$—
Non-residential real estate other	2,772	32	114	2,918	1,143,210	1,146,128	—
Residential real estate permanent mortgage	2,448	653	693	3,794	324,908	328,702	430
Residential real estate all other	1,728	292	2,799	4,819	822,685	827,504	612
Commercial and financial:
Non-consumer non-real estate	3,620	702	833	5,155	1,278,499	1,283,654	282
Consumer non-real estate	1,991	565	559	3,115	323,747	326,862	325
Other loans	322	158	178	658	141,251	141,909	—
Acquired loans	5,240	1,669	4,936	11,845	282,751	294,596	267
Total	$23,235	$4,881	$10,155	$38,271	$4,937,705	$4,975,976	$1,916
As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$998	$68	$977	$2,043	$639,575	$641,618	$84
Non-residential real estate other	2,905	271	2,112	5,288	1,121,303	1,126,591	432
Residential real estate permanent mortgage	2,211	403	977	3,591	326,743	330,334	584
Residential real estate all other	1,739	749	1,377	3,865	781,790	785,655	973
Commercial and financial:
Non-consumer non-real estate	2,210	706	1,785	4,701	1,279,704	1,284,405	403
Consumer non-real estate	2,085	670	293	3,048	285,872	288,920	194
Other loans	506	103	3,916	4,525	139,920	144,445	—
Acquired loans	753	192	713	1,658	118,369	120,027	223
Total	$13,407	$3,162	$12,150	$28,719	$4,693,276	$4,721,995	$2,893

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

The following table presents impaired loans, segregated by class of loans. During the year ended December 31, 2018 no material amount of interest income was recognized on impaired loans subsequent to their classification as impaired. During the year ended December 31, 2017, $2.3 million of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of December 31, 2018
Real estate:
Non-residential real estate owner occupied	$7,126	$6,933	$202	$7,739
Non-residential real estate other	949	757	50	6,057
Residential real estate permanent mortgage	1,789	1,545	127	1,650
Residential real estate all other	7,177	6,862	2,433	7,154
Commercial and financial:
Non-consumer non-real estate	18,507	10,977	881	12,140
Consumer non-real estate	928	829	131	846
Other loans	710	490	35	481
Acquired loans	12,846	9,864	2	11,050
Total	$50,032	$38,257	$3,861	$47,117

As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$2,011	$1,945	$141	$1,858
Non-residential real estate other	10,323	10,240	496	3,975
Residential real estate permanent mortgage	1,745	1,542	146	1,440
Residential real estate all other	5,837	5,549	2,135	5,258
Commercial and financial:
Non-consumer non-real estate	18,101	11,158	2,412	11,131
Consumer non-real estate	545	514	127	541
Other loans	6,092	5,595	178	7,439
Acquired loans	4,737	3,145	12	3,539
Total	$49,391	$39,688	$5,647	$35,181

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of December 31, 2018
Real estate:
Non-residential real estate owner occupied	$451,059	$157,715	$16,949	$898	$—	$626,621
Non-residential real estate other	932,454	188,341	25,146	187	—	1,146,128
Residential real estate permanent mortgage	279,870	39,806	7,401	1,625	—	328,702
Residential real estate all other	644,217	162,003	15,232	6,052	—	827,504
Commercial and financial:
Non-consumer non-real estate	1,000,089	264,134	15,128	4,303	—	1,283,654
Consumer non-real estate	302,217	21,600	2,255	790	—	326,862
Other loans	136,132	5,542	116	119	—	141,909
Acquired loans	156,008	109,075	20,884	8,284	345	294,596
Total	$3,902,046	$948,216	$103,111	$22,258	$345	$4,975,976

As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$520,641	$105,696	$13,852	$1,429	$—	$641,618
Non-residential real estate other	931,295	178,282	14,290	2,724	—	1,126,591
Residential real estate permanent mortgage	289,200	33,033	6,352	1,749	—	330,334
Residential real estate all other	621,401	149,201	9,418	5,635	—	785,655
Commercial and financial:
Non-consumer non-real estate	1,018,172	234,884	24,322	6,997	30	1,284,405
Consumer non-real estate	268,826	17,499	2,038	557	—	288,920
Other loans	136,617	5,668	1,203	957	—	144,445
Acquired loans	65,685	34,418	17,113	2,811	—	120,027
Total	$3,851,837	$758,681	$88,588	$22,859	$30	$4,721,995

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

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
As of December 31, 2018
Real estate:
Non-residential real estate owner occupied	$6,195	$(282)	$17	$(265)	$398	$6,328
Non-residential real estate other	10,519	(93)	41	(52)	560	11,027
Residential real estate permanent mortgage	3,226	(174)	26	(148)	183	3,261
Residential real estate all other	9,672	(395)	106	(289)	1,290	10,673
Commercial and financial:
Non-consumer non-real estate	15,334	(2,257)	92	(2,165)	(18)	13,151
Consumer non-real estate	2,793	(1,066)	245	(821)	1,093	3,065
Other loans	2,481	(16)	361	345	(403)	2,423
Acquired loans	1,446	(720)	36	(684)	699	1,461
Total	$51,666	$(5,003)	$924	$(4,079)	$3,802	$51,389
As of December 31, 2017
Real estate:
Non-residential real estate owner occupied	$5,602	$(74)	$6	$(68)	$661	$6,195
Non-residential real estate other	10,793	(47)	16	(31)	(243)	10,519
Residential real estate permanent mortgage	3,129	(373)	25	(348)	445	3,226
Residential real estate all other	8,622	(330)	66	(264)	1,314	9,672
Commercial and financial:
Non-consumer non-real estate	12,421	(1,344)	1,033	(311)	3,224	15,334
Consumer non-real estate	2,804	(913)	180	(733)	722	2,793
Other loans	4,045	(3,727)	23	(3,704)	2,140	2,481
Acquired loans	1,277	(157)	77	(80)	249	1,446
Total	$48,693	$(6,965)	$1,426	$(5,539)	$8,512	$51,666

The following table details the amount of ALL by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	ALL
	December 31, 2018		December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$669	$5,659	$656	$5,539
Non-residential real estate other	1,119	9,908	751	9,768
Residential real estate permanent mortgage	505	2,756	483	2,743
Residential real estate all other	3,413	7,260	2,761	6,911
Commercial and financial:
Non-consumer non-real estate	2,114	11,037	4,651	10,683
Consumer non-real estate	374	2,691	429	2,364
Other loans	65	2,358	133	2,348
Acquired loans	—	1,461	12	1,434
Total	$8,259	$43,130	$9,876	$41,790

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	December 31, 2018			December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$17,846	$608,775	$—	$15,281	$626,337	$—
Non-residential real estate other	25,333	1,120,795	—	17,013	1,109,578	—
Residential real estate permanent mortgage	9,026	319,676	—	8,100	322,234	—
Residential real estate all other	21,285	806,219	—	15,052	770,603	—
Commercial and financial:
Non-consumer non-real estate	19,432	1,264,222	—	31,349	1,253,056	—
Consumer non-real estate	3,093	323,769	—	2,600	286,320	—
Other loans	209	141,700	—	764	143,681	—
Acquired loans	22,132	265,084	7,380	14,464	100,106	5,457
Total	$118,356	$4,850,240	$7,380	$104,623	$4,611,915	$5,457

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Other real estate owned	$5,437	$2,889	$2,553
Repossessed assets	1,122	1,242	1,402
Total	$6,559	$4,131	$3,955

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
	(Dollars in thousands)
2018	$24,001	$7,986	$(12,096)	$19,891
2017	27,486	7,350	(10,835)	24,001
2016	37,577	16,133	(26,224)	27,486

(6) PREMISES AND EQUIPMENT, NET AND OTHER ASSETS

The following is a summary of premises and equipment by classification:

		December 31,
	Estimated Useful Lives	2018	2017
		(Dollars in thousands)
Land		$35,434	$34,833
Buildings	10 to 40 years	181,182	145,051
Furniture, fixtures and equipment	3 to 15 years	75,138	69,915
Accumulated depreciation		(117,392)	(115,711)
Premises and equipment, net		$174,362	$134,088

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

Total LIHTC investments were $18.5 million and $16.9 million at December 31, 2018 and 2017, respectively and are included in other assets on the balance sheet.  The Company recognized tax credits and other tax benefits of $5.4 million, $4.4 million and $4.2 million in 2018, 2017 and 2016, respectively and amortization expense of $4.4 million, $3.5 million and $2.9 million in 2018, 2017 and 2016, respectively resulting from LIHTC investments.  Additional contributions are committed during the investment periods through the year 2032.  Unfunded commitments to these investments as of December 31, 2018 totaled $17.3 million.

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2018
Core deposit intangibles	$25,907	$(11,113)	$14,794
Customer relationship intangibles	5,699	(4,115)	1,584
Mortgage servicing intangibles	397	(305)	92
Total	$32,003	$(15,533)	$16,470
As of December 31, 2017
Core deposit intangibles	$17,447	$(8,451)	$8,996
Customer relationship intangibles	5,699	(3,767)	1,932
Mortgage servicing intangibles	439	(285)	154
Total	$23,585	$(12,503)	$11,082

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

Estimated amortization of intangible assets for the next five years, as of December 31, 2018, is as follows (dollars in thousands):

Estimated Amortization
2019	$3,056
2020	2,975
2021	2,246
2022	1,935
2023	1,811

At December 31, 2018, the weighted-average remaining life of all intangible assets was approximately 6.7 years which consisted of customer relationship intangibles with a weighted-average life of 5.1 years, core deposit intangibles with a weighted-average life of 6.9 years and mortgage servicing intangibles with a weighted-average life of 2.0 years based on current prepayment assumptions.

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2018
Balance at beginning of period	$8,078	$39,876	$5,464	$624	$54,042
Acquisitions	5,689	20,018	—	—	25,707
Balance at end of period	$13,767	$59,894	$5,464	$624	$79,749

Year Ended December 31, 2017
Balance at beginning and end of period	$8,078	$39,876	$5,464	$624	$54,042

(8) TIME DEPOSITS

Time deposits include certificates of deposit and individual retirement accounts.

At December 31, 2018, the scheduled maturities of all time deposits are as follows (Dollars in thousands):

2019	$458,378
2020	122,648
2021	53,661
2022	39,979
2023	31,276
Thereafter	4
Total	$705,946

The following table is a summary of large time deposits and time deposits that meet or exceed the current FDIC insurance limit for the periods presented:

	December 31,
	2018	2017
	(Dollars in thousands)
Time deposits of $100,000 or more	$349,918	$319,811
Time deposits of $250,000 or more	132,957	122,391

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2018	2017
	(Dollars in thousands)
Federal funds purchased	$1,675	$900
Weighted average interest rate	1.84%	0.97%
End of period interest rate	2.30%	1.38%

Federal funds purchased represent borrowings of overnight funds from other financial institutions.

(10) LONG-TERM BORROWINGS

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $775.3 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2018, the Company had the ability to draw up to $619.1 million on the FHLB line of credit based on FHLB stock holdings of $553,400 with no advances outstanding.  In addition, the Company has a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

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

On October 8, 2015, the Company acquired CSB Bancshares Statutory Trust I (CSB Trust I), a trust formed under the Delaware Business Trust Act, from the merger of CSB Bancshares Inc. CSB Trust I had issued $5.0 million aggregate liquidation amount of floating rate capital securities to other purchasers and $155,000 aggregate liquidation amount of common securities to CSB Bancshares Inc., which were assumed by the Company as a result of the merger. The proceeds from the sale of the securities of CSB Trust I were invested in $5.2 million of Floating Rate Junior Subordinated Deferrable Interest Debentures of CSB Bancshares Inc., which were assumed by the Company as a result of the merger. Interest payments on the $5.2 million of Floating Rate Junior Subordinated Deferrable Interest Debentures were payable March 15, June 15, September 15 and December 15 of each year. The interest rate on the $5.2 million of Floating Rate Junior Subordinated Deferrable Interest Debentures was set at three month LIBOR plus 182 basis points. The Floating Rate Junior Subordinated Deferrable Interest Debentures was due September 15, 2036. On December 17, 2018 the Company redeemed the Floating Rate Junior Subordinated Deferrable Interest Debentures and subsequently dissolved CSB Trust I.

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Current taxes:
Federal	$23,700	$39,569	$34,003
State	7,083	5,914	5,308
Deferred taxes	3,155	4,383	(2,048)
Total income taxes	$33,938	$49,866	$37,263

Income tax expense (benefit) applicable to securities transactions approximated $10,000, $1.4 million and $(21,000) for the years ended December 31, 2018, 2017 and 2016, respectively.

Income tax expense for 2017 was impacted by the write-down of net deferred tax asset of $4.3 million resulting from the federal tax rate change under the Tax Cuts and Jobs Act, enacted December 22, 2017.  A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes is presented in the following table.  The federal statutory tax rate was 21% in 2018 and 35% in 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Tax expense at the federal statutory tax rate	$33,546	$47,708	$37,778
Increase (decrease) in tax expense from:
Tax-exempt income, net	(510)	(829)	(756)
Modified endowment life contracts	(558)	(921)	(852)
Share based compensation excess tax benefit	(917)	(2,354)	—
State tax expense, net of federal tax benefit	5,595	3,840	3,250
Write-down of net deferred tax asset	—	4,331	—
Utilization of tax credits:
New markets tax credits	(1,422)	(1,151)	(1,254)
Low-income housing tax credits, net of amortization	(1,273)	(1,589)	(1,424)
Other tax credits	—	—	(319)
Other, net	(523)	831	840
Total tax expense	$33,938	$49,866	$37,263

The net deferred tax asset consisted of the following and is reported in other assets:

	December 31,
	2018	2017
	(Dollars in thousands)
Provision for loan losses	$13,089	$13,123
Unrealized net losses on securities	731	739
Write-downs of other real estate owned	462	473
Deferred compensation	2,209	2,113
Stock-based compensation	1,448	1,351
Investments in partnership interests	4,274	3,758
Other	963	275
Gross deferred tax assets	23,176	21,832
Premium on securities of banks acquired	(185)	(219)
Intangibles	(5,376)	(3,359)
Basis difference related to tax credits	(2,560)	(2,713)
Depreciation	(8,484)	(4,563)
Leveraged lease	—	(821)
Prepaid expense deducted	(1,178)	(887)
Other	(181)	(180)
Gross deferred tax liabilities	(17,964)	(12,742)
Net deferred tax asset	$5,212	$9,090

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2018, 2017 and 2016, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination, which includes the years 2016 to 2018. In addition, years 2013 to 2015 remain open due to amending returns in 2017. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company has amended the BancFirst ISOP since 1986 to increase the number of shares to be issued under the plan to 6,400,000 shares. At December 31, 2018, there were 282,970 shares available for future grants. The BancFirst ISOP will terminate on December 31, 2019, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2018 will become exercisable through the year 2025. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company has amended the BancFirst Directors’ Stock Option Plan since 1999 to increase the number of shares to be issued under the plan to 520,000 shares. At December 31, 2018, there were 40,000 shares available for future grants. The BancFirst Directors’ Stock Option Plan will terminate on December 31, 2019, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2018 will become exercisable through the year 2022. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Year Ended December 31, 2018
Outstanding at December 31, 2017	1,273,625	$25.90
Options granted	72,000	56.47
Options exercised	(123,925)	17.42
Options canceled, forfeited, or expired	(5,000)	48.02
Outstanding at December 31, 2018	1,216,700	28.48	9.53Yrs	$26,066
Exercisable at December 31, 2018	601,700	21.53	7.12Yrs	$17,070
Year Ended December 31, 2017
Outstanding at December 31, 2016	1,414,900	$22.46
Options granted	121,500	48.26
Options exercised	(262,775)	17.73
Outstanding at December 31, 2017	1,273,625	25.90	9.73Yrs	$32,165
Exercisable at December 31, 2017	566,625	20.07	6.92Yrs	$17,611

The following table has additional information regarding options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Total intrinsic value of options exercised	$4,810	$8,389	$12,230
Cash received from options exercised	2,159	4,660	9,720
Tax benefit realized from options exercised	1,225	3,245	4,731

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Year Ended December 31,
	2018	2017	206
	(Dollars in thousands)
Stock-based compensation expense	$1,352	$1,180	$1,636
Tax benefit	345	301	633
Stock-based compensation expense, net of tax	$1,007	$879	$1,003

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years. The following table shows the unearned stock-based compensation expense:

December 31, 2018
(Dollars in thousands)
Unearned stock-based compensation expense	$3,319

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Year Ended December 31,
	2018	2017	2016
Weighted average grant-date fair value per share of options granted	$14.71	$11.87	$5.96
Risk-free interest rate	2.55 to 3.05%	2.15 to 2.40%	1.46 to 2.02%
Dividend yield	2.00%	2.00%	2.00%
Stock price volatility	23.05 to 23.95%	22.57 to 24.18%	20.41 to 21.78%
Expected term	10 Yrs	10 Yrs	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company has amended the BancFirst Deferred Stock Compensation Plan since 1999 to increase the number of shares to be issued under the plan to 222,220 shares. The BancFirst Deferred Stock Compensation Plan will terminate on December 31, 2019, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 3,891 and 9,918 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the years ended December 31, 2018 and 2017, respectively.

A summary of the accumulated stock units is as follows:

	December 31,
	2018	2017
Accumulated stock units	143,347	138,768
Average price	$24.91	$22.84

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

	December 31,
	2018	2017	2016
	(Dollars in thousands)
401(k) contributions	$2,465	$2,229	$2,074
ESOP contributions	4,073	2,645	2,352
Total contributions	$6,538	$4,874	$4,426

(15) STOCKHOLDERS’ EQUITY

As of December 31, 2018, 2017 and 2016 the Company’s authorized and outstanding preferred and common stock was as follows:

	No. of Shares Authorized at	No. of Shares Outstanding at December 31,
Class of Stock	December 31, 2018	2018	2017	2016	Par Value Per Share	Dividends	Voting Rights
Senior Preferred	10,000,000	—	—	—	$1.00	As declared	Voting
10% Cumulative Preferred	900,000	—	—	—	5.00	As declared	Non-voting
Common	40,000,000	32,603,926	31,894,563	31,621,870	1.00	As declared	Voting

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

(c) Common stock: At December 31, 2018, 2017 and 2016 the shares issued equaled shares outstanding.

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

The following table is a summary of the shares under the program:

	Year Ended December 31,
	2018	2017	2016
Number of shares repurchased	151,264	—	200,000
Average price of shares repurchased	$52.32	$—	$27.62
Shares remaining to be repurchased	148,736	300,000	300,000

The Company’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2019, approximately $140.3 million of the equity of BancFirst was available for dividend payments to the Company. During any deferral period or any event of default on the Junior Subordinated Debentures, the Company may not declare or pay any dividends on any of its capital stock.

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of December 31, 2018, the Company and BancFirst met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2018:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$886,190	16.29%	$435,208	8.00%	$537,210	9.875%	N/A	N/A
BancFirst	765,487	14.09%	434,573	8.00%	536,426	9.875%	$543,216	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$808,801	14.87%	$244,804	4.50%	$346,806	6.375%	N/A	N/A
BancFirst	694,098	12.78%	244,447	4.50%	346,300	6.375%	$353,090	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$834,801	15.35%	$326,406	6.00%	$428,408	7.875%	N/A	N/A
BancFirst	714,098	13.15%	325,930	6.00%	427,783	7.875%	$434,573	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$834,801	11.09%	$301,116	4.00%	N/A	N/A	N/A	N/A
BancFirst	714,098	9.49%	300,855	4.00%	N/A	N/A	$376,069	5.00%
As of December 31, 2017:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$797,015	15.62%	$408,234	8.00%	$472,020	9.250%	N/A	N/A
BancFirst	714,964	14.03%	407,698	8.00%	471,401	9.250%	$509,622	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$714,349	14.00%	$229,632	4.50%	$293,418	5.750%	N/A	N/A
BancFirst	643,298	12.62%	229,330	4.50%	293,033	5.750%	$331,255	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$745,349	14.61%	$306,175	6.00%	$369,962	7.250%	N/A	N/A
BancFirst	663,298	13.02%	306,773	6.00%	369,476	7.250%	$407,698	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$745,349	10.44%	$285,444	4.00%	N/A	N/A	N/A	N/A
BancFirst	663,298	9.31%	285,101	4.00%	N/A	N/A	$356,677	5.00%

As of December 31, 2018, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework for prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notification of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). Management believes that, as of December 31, 2018, the Company and BancFirst would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

(16)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Year Ended December 31, 2018
Basic
Income available to common stockholders	$125,814	32,689,228	$3.85
Effect of stock options	—	741,486
Diluted
Income available to common stockholders plus assumed exercises of stock options	$125,814	33,430,714	$3.76
Year Ended December 31, 2017
Basic
Income available to common stockholders	$86,439	31,813,572	$2.72
Effect of stock options	—	754,533
Diluted
Income available to common stockholders plus assumed exercises of stock options	$86,439	32,568,105	$2.65
Year Ended December 31, 2016
Basic
Income available to common stockholders	$70,674	31,230,340	$2.27
Effect of stock options	—	592,184
Diluted
Income available to common stockholders plus assumed exercises of stock options	$70,674	31,822,524	$2.22

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options were anti-dilutive for the period.

	Shares	Average Exercise Price
December 31, 2018	92,738	$53.17
December 31, 2017	55,337	46.86
December 31, 2016	294,438	30.25

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS
Cash	$105,089	$67,917
Investments in subsidiaries	822,336	737,031
Goodwill	624	624
Dividends receivable	11,058	7,788
Other assets	958	1,401
Total assets	$940,065	$814,761
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$10,472	$7,173
Junior subordinated debentures	26,804	31,959
Stockholders’ equity	902,789	775,629
Total liabilities and stockholders’ equity	$940,065	$814,761

STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$38,326	$29,455	$28,175
Interest on interest-bearing deposits	1,151	291	160
Other	16	3	3
Total operating income	39,493	29,749	28,338
OPERATING EXPENSE
Interest	2,172	2,122	2,096
Other	698	770	583
Total operating expense	2,870	2,892	2,679
Income before taxes and equity in undistributed earnings of subsidiaries	36,623	26,857	25,659
Allocated income tax benefit	3,093	3,295	1,244
Income before equity in undistributed earnings of subsidiaries	39,716	30,152	26,903
Equity in undistributed earnings of subsidiaries	87,404	57,429	44,172
Amortization of stock-based compensation arrangements of subsidiaries	(1,306)	(1,142)	(401)
Net income	$125,814	$86,439	$70,674

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$125,814	$86,439	$70,674
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(87,404)	(57,429)	(44,172)
Amortization of stock-based compensation arrangements of subsidiaries	1,306	1,142	401
Other, net	(2,621)	569	136
Net cash provided by operating activities	37,095	30,721	27,039
INVESTING ACTIVITIES
Net cash provided by acquisitions	41,347	—	—
Payments for investments in subsidiaries	—	(502)	—
Other, net	(174)	100	—
Net cash provided by (used in) investing activities	41,173	(402)	—
FINANCING ACTIVITIES
Issuance of common stock	2,238	4,844	13,354
Common stock acquired	(7,914)	—	(5,523)
Cash dividends paid	(30,265)	(24,783)	(22,770)
Redemption of Junior Subordinated debentures	(5,155)	—	—
Net cash used for financing activities	(41,096)	(19,939)	(14,939)
Net increase in cash	37,172	10,380	12,100
Cash and due from banks at the beginning of the period	67,917	57,537	45,437
Cash and due from banks at the end of the period	$105,089	$67,917	$57,537
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$2,171	$2,122	$2,096
Cash received during the period for income taxes, net	$3,647	$4,643	$5,031

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

	December 31,
	2018	2017
	(Dollars in thousands)
Loan commitments	$1,232,996	$1,050,686
Stand-by letters of credit	56,096	57,074

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

The Company has operating leases, which primarily consist of office space in buildings, ATM locations, storage facilities, parking lots and land on which it owns buildings.

Future minimum lease payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year at December 31, 2018, were as follows (Dollars in thousands):

2019	$1,049
2020	789
2021	569
2022	369
2023	60
Later years	499
Total	$3,335

Rental expense on all operating leases, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2018	$1,857
2017	1,597
2016	1,524

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
December 31, 2018
Securities available for sale:
U.S. Treasury	$697,466	$—	$—	$697,466
U.S. federal agencies	—	29,919	—	29,919
Mortgage-backed securities	—	2,465	13,443	15,908
States and political subdivisions	—	27,411	—	27,411
Equity securities	—	—	7,521	7,521
Derivative assets	—	252	—	252
Derivative liabilities	—	238	—	238

December 31, 2017
Securities available for sale:
U.S. Treasury	$312,802	$—	$—	$312,802
U.S. federal agencies	—	88,851	—	88,851
Mortgage-backed securities	—	3,509	14,467	17,976
States and political subdivisions	—	42,370	—	42,370
Equity securities	—	—	5,704	5,704
Derivative assets	—	295	—	295
Derivative liabilities	—	261	—	261

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the years ended December 31, 2018 and 2017 were as follows:

	Twelve Months Ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at the beginning of the year	$20,171	$21,385
Purchases	3,190	1,668
Settlements	(2,446)	(722)
Sales	(75)	(5,412)
Gains included in earnings	118	4,060
Total unrealized gains/(losses)	6	(808)
Balance at the end of the period	$20,964	$20,171

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the years ended December 31, 2018 and 2017, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis. The fair value represents end of period values, which approximate fair value measurements that occurred on various measurement dates throughout the period:

Total Fair Value Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended December 31, 2018
Impaired loans (less specific allowance)	$34,396
Repossessed assets	183
Other real estate owned	4,683

As of and for the Year-to-date Period Ended December 31, 2017
Impaired loans (less specific allowance)	$34,041
Repossessed assets	288
Other real estate owned	1,995

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	December 31,
	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,424,255	$1,424,255	$1,758,575	$1,758,575
Securities held for investment	928	933	1,792	1,803
Loans held for sale	8,174	8,174	6,173	6,173
Level 3 inputs:
Securities held for investment	500	500	500	500
Loans, net of allowance for loan losses	4,924,587	4,901,159	4,670,329	4,663,608
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	6,605,495	6,713,542	6,415,045	6,490,309
Short-term borrowings	1,675	1,675	900	900
Junior subordinated debentures	26,804	29,549	31,959	34,661
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		2,158		1,839
Letters of credit		421		428

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage servicing rights, which are valued periodically) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment, of which there were none as of December 31, 2018 or 2017. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at December 31, 2018 or 2017.

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2018
Net interest income	$84,043	$170,096	$5,341	$996	$—	$260,476
Provision for loan losses	79	4,178	(466)	11	—	3,802
Noninterest income	16,625	60,004	37,743	137,364	(126,537)	125,199
Depreciation and amortization	2,364	9,092	588	1,502	—	13,546
Other expenses	36,873	106,674	24,895	42,319	(2,186)	208,575
Income before taxes	$61,352	$110,156	$18,067	$94,528	$(124,351)	$159,752
Total assets	$2,743,876	$4,892,946	$84,706	$861,782	$(1,009,052)	$7,574,258
Capital expenditures	$3,003	$21,393	$1,035	$26,432	$—	$51,863
December 31, 2017
Net interest income (expense)	$74,274	$147,731	$5,770	$(636)	$—	$227,139
Provision for loan losses	2,457	4,442	1,767	(154)	—	8,512
Noninterest income	15,698	54,353	37,842	97,368	(87,191)	118,070
Depreciation and amortization	2,192	7,790	584	1,225	—	11,791
Other expenses	35,488	93,619	24,474	36,531	(1,511)	188,601
Income before taxes	$49,835	$96,233	$16,787	$59,130	$(85,680)	$136,305
Total assets	$2,552,024	$4,544,196	$117,332	$885,590	$(845,986)	$7,253,156
Capital expenditures	$3,606	$12,334	$64	$2,003	$—	$18,007
December 31, 2016
Net interest income (expense)	$63,519	$135,508	$6,132	$(1,331)	$—	$203,828
Provision for loan losses	2,229	7,509	1,653	128	—	11,519
Noninterest income	16,372	57,745	29,711	75,415	(72,211)	107,032
Depreciation and amortization	2,341	8,281	510	1,251	—	12,383
Other expenses	34,130	96,627	22,216	26,375	(327)	179,021
Income before taxes	$41,191	$80,836	$11,464	$46,330	$(71,884)	$107,937
Total assets	$2,493,096	$4,412,174	$83,594	$803,810	$(773,722)	$7,018,952
Capital expenditures	$1,525	$7,738	$125	$1,447	$—	$10,835

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

(22) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 is as follows:

	Quarter
	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
2018
Net interest income	$66,888	$65,673	$64,880	$63,035
Provision for loan losses	1,516	747	1,225	314
Securities transactions	10	(64)	115	(14)
Noninterest income	31,851	32,801	30,437	30,110
Noninterest expense	56,166	55,809	54,256	55,890
Net income	32,725	32,883	30,586	29,620
Net income per common share:
Basic	1.00	1.01	0.93	0.91
Diluted	0.98	0.98	0.91	0.89
2017
Net interest income	$58,699	$57,233	$56,439	$54,768
Provision for loan losses	3,323	3,276	1,841	72
Securities transactions	4,412	(22)	(330)	—
Noninterest income	32,833	29,169	27,983	28,085
Noninterest expense	51,251	50,600	48,953	49,588
Net income	19,497	21,710	23,182	22,050
Net income per common share:
Basic	0.61	0.68	0.73	0.70
Diluted	0.59	0.67	0.71	0.68

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2018.

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

No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter of 2018 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2018.

BKD LLP, independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

February 26, 2019

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

Stockholders, Board of Directors and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Internal Control over Financial Reporting

We have audited BancFirst Corporation's (the "Company") internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013), issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements of the Company and our report dated February 22, 2019, expressed an unqualified opinion thereon.

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

/s/ BKD, LLP

We have served as the Company’s auditor since 2013

Oklahoma City, Oklahoma

February 26, 2019

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K will be contained in the 2019 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2019 Proxy Statement under the caption “16(a) Beneficial Ownership Reporting Compliance” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2019 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2019 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.

The information required by Item 403 of Regulation S-K will be contained in the 2019 Proxy Statement under the caption “Security Ownership” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K will be contained in the 2019 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2019 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	For the financial statements of BancFirst Corporation, reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flow for the three years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

(2)	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)	The following Exhibits are filed with this Report or are incorporated by reference as set forth below:

Index to Exhibits
Exhibit Number	Exhibit

3.1	Amended and Restated By-Laws of BancFirst Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 30, 2015 and incorporated herein by reference).

3.2

Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation of BancFirst Corporation dated May 31, 2017 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 31, 2017 and incorporated herein by reference).

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1 and 3.2 above).
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

Index to Exhibits
Exhibit Number	Exhibit
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

10.8

Purchase and Sale Agreement and Escrow Instructions by and between Cotter Tower – Oklahoma L.P. and BancFirst Corporation. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 5, 2018 and incorporated herein by reference).

10.9

First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between Cotter Tower – Oklahoma L.P. and BancFirst Corporation. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 5, 2018 and incorporated herein by reference).

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

February 26, 2019	BANCFIRST CORPORATION
/s/ David Harlow
David Harlow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2019.

/s/ David Harlow
David E. Rainbolt	David Harlow
Executive Chairman	President and Chief Executive Officer (Principal Executive Officer)

/s/ Dennis L. Brand
Dennis L. Brand	C. L. Craig, Jr.
Director	Director

/s/ James R. Daniel	/s/ F. Ford Drummond
James R. Daniel	F. Ford Drummond
Vice Chairman of the Board	Director

/s/ Joe Ford
Joe Ford	William O. Johnstone
Director	Vice Chairman of the Board

Frank Keating	Bill Lance
Director	Director

/s/ W. Scott Martin
Dave R. Lopez	W. Scott Martin
Director	Director

/s/ Tom H. McCasland, III	/s/ Ronald J. Norick
Tom H. McCasland, III	Ronald J. Norick
Director	Director

/s/ H. E. Rainbolt	/s/ Robin Roberson
H. E. Rainbolt	Robin Roberson
Chairman Emeritus	Director

/s/ Darryl Schmidt
Michael S. Samis	Darryl Schmidt
Director	Chief Executive Officer, BancFirst and Director

/s/ Michael K. Wallace
Natalie Shirley	Michael K. Wallace
Director	Director

/s/ Gregory Wedel
Gregory Wedel	G. Rainey Williams, Jr
Director	Director

/s/ Kevin Lawrence	/s/ Randy Foraker
Kevin Lawrence	Randy Foraker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Risk Officer (Principal Accounting Officer)

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The period presented is from January 1, 2014 through December 31, 2018. The graph assumes an investment on January 1, 2014 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each quarter during the period represent the cumulative market values of the respective investment. The performance graph represents past performance and should not be considered to be an indication of future performance.