Form 10-Q
period 2019-03-31
BANCFIRST CORP /OK/
filed 2019-05-03
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 Par Value Per Share	BANF	NASDAQ Global Select Market System

As of April 30, 2019 there were 32,626,588 shares of the registrant’s Common Stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2019	2018
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$185,958	$228,431
Interest-bearing deposits with banks	1,291,447	1,195,824
Securities held for investment (fair value: $1,223 and $1,433, respectively)	1,217	1,428
Securities available for sale at fair value	723,655	770,704
Loans held for sale	7,719	8,174
Loans (net of unearned interest)	5,042,502	4,975,976
Allowance for loan losses	(52,915)	(51,389)
Loans, net of allowance for loan losses	4,989,587	4,924,587
Premises and equipment, net	177,950	174,362
Other real estate owned	6,172	6,690
Intangible assets, net	15,701	16,470
Goodwill	79,749	79,749
Accrued interest receivable and other assets	229,845	167,839
Total assets	$7,709,000	$7,574,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,659,584	$2,613,876
Interest-bearing	4,046,802	3,991,619
Total deposits	6,706,386	6,605,495
Short-term borrowings	5,200	1,675
Accrued interest payable and other liabilities	42,683	37,495
Junior subordinated debentures	26,804	26,804
Total liabilities	6,781,073	6,671,469

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,617,788 and 32,603,926, respectively	32,618	32,604
Capital surplus	150,195	149,709
Retained earnings	744,713	722,615
Accumulated other comprehensive loss, net of income tax of $137 and $(731), respectively	401	(2,139)
Total stockholders' equity	927,927	902,789
Total liabilities and stockholders' equity	$7,709,000	$7,574,258

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
INTEREST INCOME
Loans, including fees	$68,730	$62,919
Securities:
Taxable	4,335	1,898
Tax-exempt	126	171
Federal funds sold	2	104
Interest-bearing deposits with banks	7,748	5,782
Total interest income	80,941	70,874
INTEREST EXPENSE
Deposits	13,537	7,269
Short-term borrowings	10	35
Junior subordinated debentures	491	535
Total interest expense	14,038	7,839
Net interest income	66,903	63,035
Provision for loan losses	1,684	314
Net interest income after provision for loan losses	65,219	62,721
NONINTEREST INCOME
Trust revenue	3,177	3,129
Service charges on deposits	17,663	16,653
Securities transactions (includes no accumulated other comprehensive income reclassifications)	—	(14)
Income from sales of loans	698	651
Insurance commissions	5,265	5,199
Cash management	3,776	3,021
(Loss)/gain on sale of other assets	(4)	26
Other	1,426	1,445
Total noninterest income	32,001	30,110
NONINTEREST EXPENSE
Salaries and employee benefits	36,171	34,190
Occupancy, net	2,627	3,402
Depreciation	2,985	2,410
Amortization of intangible assets	759	733
Data processing services	1,480	1,203
Net (income)/expense from other real estate owned	(484)	26
Marketing and business promotion	2,261	2,352
Deposit insurance	533	619
Other	9,874	10,955
Total noninterest expense	56,206	55,890
Income before taxes	41,014	36,941
Income tax expense	9,177	7,321
Net income	$31,837	$29,620
NET INCOME PER COMMON SHARE
Basic	$0.98	$0.91
Diluted	$0.96	$0.89
OTHER COMPREHENSIVE GAIN/(LOSS)
Unrealized gains/(losses) on securities, net of tax of $(868) and $474, respectively	2,540	(1,388)
Reclassification adjustment for gains/(losses) included in net income	—	—
Other comprehensive gains/(losses), net of tax of $(868) and $474, respectively	2,540	(1,388)
Comprehensive income	$34,377	$28,232

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
COMMON STOCK
Issued at beginning of period	$32,604	$31,895
Shares issued for stock options	14	80
Shares issued for acquisitions	—	733
Issued at end of period	$32,618	$32,708
CAPITAL SURPLUS
Balance at beginning of period	$149,709	$107,481
Common stock issued for stock options	312	1,210
Common stock issued for acquisitions	—	38,765
Stock-based compensation arrangements	174	306
Balance at end of period	$150,195	$147,762
RETAINED EARNINGS
Balance at beginning of period	$722,615	$638,580
Net income	31,837	29,620
Dividends on common stock ($0.30 and $0.21 per share, respectively)	(9,739)	(6,859)
Balance at end of period	$744,713	$661,341
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains/(losses) on securities:
Balance at beginning of period	$(2,139)	$(2,327)
Net change	2,540	(1,388)
Balance at end of period	$401	$(3,715)
Total stockholders’ equity	$927,927	$838,096

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$31,837	$29,620
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	1,684	314
Depreciation and amortization	3,744	3,143
Net amortization of securities premiums and discounts	(1,948)	(49)
Realized securities losses	—	14
Gain on sales of loans	(698)	(651)
Cash receipts from the sale of loans originated for sale	43,229	44,558
Cash disbursements for loans originated for sale	(42,094)	(43,949)
Deferred income tax benefit	(459)	(117)
Gain on other assets	(499)	(21)
Increase in interest receivable	(1,500)	(1,111)
Increase in interest payable	382	353
Amortization of stock-based compensation arrangements	174	306
Excess tax benefit from stock-based compensation arrangements	(102)	(647)
Other, net	2,910	(5,408)
Net cash provided by operating activities	36,660	26,355
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	—	6,248
Net decrease in federal funds sold	—	2,451
Purchases of available for sale securities	—	(30,861)
Proceeds from maturities, calls and paydowns of held for investment securities	210	213
Proceeds from maturities, calls and paydowns of available for sale securities	2,406	5,729
Proceeds from sales of available for sale securities	—	1,460
Purchase of equity securities	(1,828)	—
Proceeds from paydowns and sales of equity securities	110	—
Net change in loans	(67,249)	48,819
Purchases of premises, equipment and computer software	(6,792)	(7,168)
Other, net	(5,019)	(857)
Net cash (used in) provided by investing activities	(78,162)	26,034
FINANCING ACTIVITIES
Net change in deposits	100,582	(31,953)
Net increase/(decrease) in short-term borrowings	3,525	(800)
Issuance of common stock in connection with stock options, net	326	1,290
Cash dividends paid	(9,781)	(6,698)
Net cash provided by (used in) financing activities	94,652	(38,161)
Net increase in cash, due from banks and interest-bearing deposits	53,150	14,228
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,424,255	1,757,875
Cash, due from banks and interest-bearing deposits at the end of the period	$1,477,405	$1,772,103
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$13,655	$7,486
Cash paid during the period for income taxes	$—	$1,250
Noncash investing and financing activities:
Stock issued in acquisitions	$—	$39,498
Cash consideration for acquisitions	$—	$24,722
Fair value of assets acquired in acquisitions	$—	$377,320
Liabilities assumed in acquisitions	$—	$338,860
Unpaid common stock dividends declared	$9,784	$6,854

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and general practice within the banking industry. A summary of significant accounting policies can be found in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., BancFirst Risk & Insurance Company and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BFTower, LLC and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

The unaudited interim consolidated financial statements contained herein reflect all adjustments which are, in the opinion of management, necessary to provide a fair statement of the financial position and results of operations of the Company for the interim periods presented. All such adjustments are of a normal and recurring nature. There have been no significant changes in the accounting policies of the Company since December 31, 2018, the date of the most recent annual report.

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

Recent Accounting Pronouncements

Standards Adopted During Current Period:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases - (Topic 842)”, amended by ASU 2018-11, “Leases – (Topic 842)”: Targeted Improvements. This new guidance requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than twelve months and provide additional disclosures. The amendments were effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. The Company adopted this new standard on January 1, 2019, using a modified retrospective transition approach and recognized right-of-use lease assets and related lease liabilities totaling $4.3 million. The Company elected to apply certain practical adoption expedients provided under the updates whereby it did not reassess initial direct costs for any existing leases. No cumulative-effect adjustment was recognized as the amount was not material, and the impact on our results of operations and cash flows was also not material. No prior periods were adjusted. See Note 6 for the financial position impact and additional disclosures.

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

In June 2016, the FASB issued ASU No.  2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 requires enhanced disclosures related to the significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements. In that regard, the Company has formed a task force under the direction of its Chief Financial Officer. In preparation, the Company has developed new credit estimation models, processes and controls. Internal validation of the model is underway and expected to be completed early in 2019. The Company has performed test runs of the new processes and controls and expects to begin full parallel runs by mid-2019. The impact of the standard will depend on the composition of the Company’s portfolio as well as economic conditions and forecasts at the time of adoption. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. The Company expects to adopt the standard in the first quarter of 2020.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On April, 23, 2019, the Company entered into an agreement to acquire Pegasus Bank.  See Note (12) for additional information on this subsequent event.

On August 31, 2018 BFTower, LLC, a wholly-owned subsidiary of BancFirst purchased Cotter Ranch Tower in Oklahoma City for the Company’s corporate headquarters for $21.0 million. Cotter Ranch Tower was subsequently renamed BancFirst Tower. BancFirst Tower consists of an aggregate of 507,000 square feet, has 36 floors and is the second tallest building in Oklahoma City. The BancFirst Tower will remain an income producing property as approximately 55% is currently leased to outside tenants. BancFirst Tower will allow the Company to consolidate operations from three locations to one and will improve operational efficiencies. Upon consolidation, the Company expects to occupy approximately 35% of BancFirst Tower, resulting in approximately 90% total occupancy.  Renovations on BancFirst Tower will be substantially completed by the end of 2020 and are expected to cost approximately $70 million. The renovation costs include substantial deferred maintenance including HVAC, plumbing, electrical, elevators, building skin and roof while also including much needed improvements to both the interior and exterior common areas including the lobby, underground and outdoor plaza. The Company could start depreciating certain components of the renovation as they are put into service as early as September 2019.  The total purchase price and renovation costs were determined to be favorable to other alternatives, such as constructing new corporate headquarters. On December 14, 2018, BFTower LLC, purchased a 42.6% ownership interest in SFPG, LLC, which is the owner of a 1,568 space parking garage adjacent to BancFirst Tower, for $9.8 million.

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

(3)	SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019	(Dollars in thousands)
Mortgage backed securities (1)	$122	$6	$—	$128
States and political subdivisions	595	—	—	595
Other securities	500	—	—	500
Total	$1,217	$6	$—	$1,223
December 31, 2018
Mortgage backed securities (1)	$133	$5	$—	$138
States and political subdivisions	795	—	—	795
Other securities	500	—	—	500
Total	$1,428	$5	$—	$1,433

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019	(Dollars in thousands)
U.S. treasuries	$651,860	$2,847	$(1,957)	$652,750
U.S. federal agencies	28,106	—	(152)	27,954
Mortgage backed securities (1)	16,162	126	(576)	15,712
States and political subdivisions	26,989	317	(67)	27,239
Total	$723,117	$3,290	$(2,752)	$723,655
December 31, 2018
U.S. treasuries	$699,882	$1,108	$(3,524)	$697,466
U.S. federal agencies	30,079	—	(160)	29,919
Mortgage backed securities (1)	16,367	114	(573)	15,908
States and political subdivisions	27,246	277	(112)	27,411
Total	$773,574	$1,499	$(4,369)	$770,704

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.

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

	March 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$295	$295	$495	$495
After one year but within five years	368	370	369	370
After five years but within ten years	552	556	562	565
After ten years	2	2	2	3
Total	$1,217	$1,223	$1,428	$1,433
Available for Sale
Contractual maturity of debt securities:
Within one year	$403,084	$402,210	$411,256	$410,327
After one year but within five years	273,033	274,838	313,416	311,924
After five years but within ten years	7,265	7,487	7,524	7,685
After ten years	39,735	39,120	41,378	40,768
Total debt securities	$723,117	$723,655	$773,574	$770,704

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Book value of pledged securities	$418,807	$472,053

Non-Cash investing activities

On March 31, 2019, the Company had a $50.0 million security that matured, was removed from the securities portfolio and moved into accrued interest receivable and other assets on the balance sheet. The cash for this matured security was received the following day on April 1, 2019.

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$1,043,848	20.70%	$1,032,787	20.76%
Oil & gas production and equipment	106,991	2.12	94,729	1.90
Agriculture	130,717	2.59	136,313	2.74
State and political subdivisions:
Taxable	73,051	1.45	76,211	1.53
Tax-exempt	49,833	0.99	48,415	0.97
Real estate:
Construction	469,826	9.32	451,224	9.07
Farmland	227,526	4.51	219,241	4.41
One to four family residences	982,605	19.49	979,170	19.68
Multifamily residential properties	68,412	1.36	65,949	1.33
Commercial	1,514,266	30.03	1,506,937	30.28
Consumer	326,002	6.46	328,069	6.59
Other (not classified above)	49,425	0.98	36,931	0.74
Total loans	$5,042,502	100.00%	$4,975,976	100.00%

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

The Company’s commercial and industrial loan category includes a small percentage of loans to companies that provide ancillary services to the oil and gas industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these loans was approximately $61 million at March 31, 2019 and approximately $60 million at December 31, 2018.

Accounting policies related to appraisals, nonaccruals and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Past due 90 days or more and still accruing	$2,170	$1,916
Nonaccrual	21,594	22,603
Restructured	14,552	13,188
Total nonperforming and restructured loans	38,316	37,707
Other real estate owned and repossessed assets	6,433	6,873
Total nonperforming and restructured assets	$44,749	$44,580

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $544,000 for the three months ended March 31, 2019 and approximately $542,000 for the three months ended March 31, 2018.

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

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$769	$838
Non-residential real estate other	1,030	187
Residential real estate permanent mortgage	1,208	954
Residential real estate all other	5,729	5,488
Commercial and financial:
Non-consumer non-real estate	5,132	5,682
Consumer non-real estate	422	437
Other loans	393	490
Acquired loans	6,911	8,527
Total	$21,594	$22,603

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of March 31, 2019
Real estate:
Non-residential real estate owner occupied	$8,948	$30	$123	$9,101	$629,918	$639,019	$117
Non-residential real estate other	2,089	152	593	2,834	1,186,935	1,189,769	121
Residential real estate permanent mortgage	3,374	634	801	4,809	328,857	333,666	401
Residential real estate all other	2,239	4,002	2,327	8,568	832,865	841,433	247
Commercial and financial:
Non-consumer non-real estate	3,226	999	2,164	6,389	1,320,215	1,326,604	453
Consumer non-real estate	1,498	548	311	2,357	324,649	327,006	173
Other loans	1,485	156	92	1,733	140,687	142,420	—
Acquired loans	1,528	1,689	4,290	7,507	235,078	242,585	658
Total	$24,387	$8,210	$10,701	$43,298	$4,999,204	$5,042,502	$2,170
As of December 31, 2018
Real estate:
Non-residential real estate owner occupied	$5,114	$810	$43	$5,967	$620,654	$626,621	$—
Non-residential real estate other	2,772	32	114	2,918	1,143,210	1,146,128	—
Residential real estate permanent mortgage	2,448	653	693	3,794	324,908	328,702	430
Residential real estate all other	1,728	292	2,799	4,819	822,685	827,504	612
Commercial and financial:
Non-consumer non-real estate	3,620	702	833	5,155	1,278,499	1,283,654	282
Consumer non-real estate	1,991	565	559	3,115	323,747	326,862	325
Other loans	322	158	178	658	141,251	141,909	—
Acquired loans	5,240	1,669	4,936	11,845	282,751	294,596	267
Total	$23,235	$4,881	$10,155	$38,271	$4,937,705	$4,975,976	$1,916

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

The following table presents impaired loans, segregated by class of loans. During the period ended March 31, 2019 and March 31, 2018, no material amount of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of March 31, 2019
Real estate:
Non-residential real estate owner occupied	$7,730	$7,619	$228	$7,362
Non-residential real estate other	1,976	1,722	212	1,247
Residential real estate permanent mortgage	1,871	1,619	143	1,618
Residential real estate all other	7,153	6,854	2,478	7,024
Commercial and financial:
Non-consumer non-real estate	18,769	11,120	857	10,976
Consumer non-real estate	767	660	133	724
Other loans	694	422	31	369
Acquired loans	12,764	10,228	2	11,078
Total	$51,724	$40,244	$4,084	$40,398

As of December 31, 2018
Real estate:
Non-residential real estate owner occupied	$7,126	$6,933	$202	$7,739
Non-residential real estate other	949	757	50	6,057
Residential real estate permanent mortgage	1,789	1,545	127	1,650
Residential real estate all other	7,177	6,862	2,433	7,154
Commercial and financial:
Non-consumer non-real estate	18,507	10,977	881	12,140
Consumer non-real estate	928	829	131	846
Other loans	710	490	35	481
Acquired loans	12,846	9,864	2	11,050
Total	$50,032	$38,257	$3,861	$47,117

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

The general characteristics of the risk grades are disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of March 31, 2019
Real estate:
Non-residential real estate owner occupied	$459,381	$153,357	$25,456	$825	$—	$639,019
Non-residential real estate other	956,483	206,591	25,665	1,030	—	1,189,769
Residential real estate permanent mortgage	283,951	41,010	7,080	1,625	—	333,666
Residential real estate all other	659,846	159,703	15,943	5,941	—	841,433
Commercial and financial:
Non-consumer non-real estate	1,033,690	264,192	24,726	3,996	—	1,326,604
Consumer non-real estate	302,263	21,860	2,246	637	—	327,006
Other loans	136,737	4,317	1,348	18	—	142,420
Acquired loans	127,474	94,135	13,455	7,206	315	242,585
Total	$3,959,825	$945,165	$115,919	$21,278	$315	$5,042,502

As of December 31, 2018
Real estate:
Non-residential real estate owner occupied	$451,059	$157,715	$16,949	$898	$—	$626,621
Non-residential real estate other	932,454	188,341	25,146	187	—	1,146,128
Residential real estate permanent mortgage	279,870	39,806	7,401	1,625	—	328,702
Residential real estate all other	644,217	162,003	15,232	6,052	—	827,504
Commercial and financial:
Non-consumer non-real estate	1,000,089	264,134	15,128	4,303	—	1,283,654
Consumer non-real estate	302,217	21,600	2,255	790	—	326,862
Other loans	136,132	5,542	116	119	—	141,909
Acquired loans	156,008	109,075	20,884	8,284	345	294,596
Total	$3,902,046	$948,216	$103,111	$22,258	$345	$4,975,976

Allowance for Loan Losses Methodology

The allowance for loan losses (“ALL”) methodology is disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following table details activity in the ALL by class of loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2019
Real estate:
Non-residential real estate owner occupied	$6,328	$(6)	$1	$(5)	$332	$6,655
Non-residential real estate other	11,027	(6)	—	(6)	341	11,362
Residential real estate permanent mortgage	3,261	(63)	5	(58)	58	3,261
Residential real estate all other	10,673	(52)	2	(50)	423	11,046
Commercial and financial:
Non-consumer non-real estate	13,151	(70)	67	(3)	1,261	14,409
Consumer non-real estate	3,065	(120)	71	(49)	56	3,072
Other loans	2,423	—	35	35	(50)	2,408
Acquired loans	1,461	(26)	4	(22)	(737)	702
Total	$51,389	$(343)	$185	$(158)	$1,684	$52,915

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2018
Real estate:
Non-residential real estate owner occupied	$6,195	$(19)	$1	$(18)	$473	$6,650
Non-residential real estate other	10,519	(1)	39	38	(9)	10,548
Residential real estate permanent mortgage	3,226	(56)	3	(53)	108	3,281
Residential real estate all other	9,672	(90)	3	(87)	246	9,831
Commercial and financial:
Non-consumer non-real estate	15,334	(156)	13	(143)	(406)	14,785
Consumer non-real estate	2,793	(250)	80	(170)	76	2,699
Other loans	2,481	—	12	12	(157)	2,336
Acquired loans	1,446	(27)	18	(9)	(17)	1,420
Total	$51,666	$(599)	$169	$(430)	$314	$51,550

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	March 31, 2019		December 31, 2018

	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied.	$986	$5,669	$669	$5,659
Non-residential real estate other	1,024	10,338	1,119	9,908
Residential real estate permanent mortgage	457	2,804	505	2,756
Residential real estate all other	3,691	7,355	3,413	7,260
Commercial and financial:
Non-consumer non-real estate	3,069	11,340	2,114	11,037
Consumer non-real estate	375	2,697	374	2,691
Other loans	26	2,382	65	2,358
Acquired loans	—	702	—	1,461
Total	$9,628	$43,287	$8,259	$43,130

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	March 31, 2019			December 31, 2018
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$26,281	$612,738	$—	$17,846	$608,775	$—
Non-residential real estate other	26,695	1,163,074	—	25,333	1,120,795	—
Residential real estate permanent mortgage	8,705	324,961	—	9,026	319,676	—
Residential real estate all other	21,883	819,550	—	21,285	806,219	—
Commercial and financial:
Non-consumer non-real estate	28,722	1,297,882	—	19,432	1,264,222	—
Consumer non-real estate	2,875	324,131	—	3,093	323,769	—
Other loans	26	142,394	—	209	141,700	—
Acquired loans	14,057	221,608	6,920	22,132	265,084	7,380
Total	$129,244	$4,906,338	$6,920	$118,356	$4,850,240	$7,380

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented, are summarized as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Other real estate owned	$591	$402
Repossessed assets	301	220
Total	$892	$622

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of March 31, 2019
Core deposit intangibles	$25,907	$(11,785)	$14,122
Customer relationship intangibles	5,699	(4,202)	1,497
Mortgage servicing intangibles	392	(310)	82
Total	$31,998	$(16,297)	$15,701
As of December 31, 2018
Core deposit intangibles	$25,907	$(11,113)	$14,794
Customer relationship intangibles	5,699	(4,115)	1,584
Mortgage servicing intangibles	397	(305)	92
Total	$32,003	$(15,533)	$16,470

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
(Dollars in thousands)
Three months ended March 31, 2019
Balance at beginning and end of period	$13,767	$59,894	$5,464	$624	$79,749

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

(6)     LEASES

Lessee

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases - (Topic 842),” which requires the recognition of the Company’s operating leases on its balance sheet. See Note (1) for additional information.

The Company has operating leases, which primarily consist of office space in buildings, ATM locations, storage facilities, parking lots and land on which it owns buildings. Rent expense for all operating leases totaled approximately $357,000 and $381,000 for the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, right of use lease asset, which is included in accrued interest receivable and other assets on the balance sheet totaled $4.3 million, and the related lease liability, which is included in accrued interest payable and other liabilities on the balance sheet totaled $4.3 million. There have been no significant changes in our expected future minimum lease payments since December 31, 2018. The future minimum lease payments are disclosed in Note (19) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, our operating leases have a weighted-average remaining lease term of 4.4 years and a weighted-average discount rate of 3.6 percent.

Maturity of Operating Lease Liabilities

March 31, 2019
(Dollars in thousands)
2019 (nine months)	$ 97
2020	1,024
2021	150
2022	1,288
2023	955
Thereafter	737
Operating Lease Liability	$ 4,251

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the balance sheet as premises and equipment. The Company had operating lease revenue of $1.5 million during the first quarter of 2019, which is included in occupancy, net on the consolidated statement of comprehensive income.

Future Minimum Lease Payments to be received

The Company does not have in place leases beyond 2023. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

March 31, 2019
(Dollars in thousands)
2019 (nine months)	$3,126
2020	2,524
2021	1,624
2022	973
2023	509
Total Future Minimum Lease Payments	$8,756

(7)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company has amended the BancFirst ISOP since 1986 to increase the number of shares to be issued under the plan to 6,400,000 shares. At March 31, 2019, there were 265,470 shares available for future grants. The BancFirst ISOP will terminate on December 31, 2019, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2019 will become exercisable through the year 2026. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company has amended the BancFirst Directors’ Stock Option Plan since 1999 to increase the number of shares to be issued under the plan to 520,000 shares. At March 31, 2019, there were 40,000 shares available for future grants. The BancFirst Directors’ Stock Option Plan will terminate on December 31, 2019, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2019 will become exercisable through the year 2023. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Three Months Ended March 31, 2019
Outstanding at December 31, 2018	1,216,700	$28.48
Options granted	40,000	55.38
Options exercised	(5,500)	28.35
Options canceled, forfeited, or expired	(22,500)	51.83
Outstanding at March 31, 2019	1,228,700	28.93	9.39 Yrs	$28,536
Exercisable at March 31, 2019	613,700	21.78	6.98 Yrs	$18,639

The following table has additional information regarding options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Total intrinsic value of options exercised	$ 145	$ 2,860
Cash received from options exercised	156	1,233
Tax benefit realized from options exercised	37	729

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Stock-based compensation expense	$174	$306
Tax benefit	44	78
Stock-based compensation expense, net of tax	$130	$228

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

March 31, 2019
(Dollars in thousands)
Unearned stock-based compensation expense	$3,437

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Three Months Ended March 31,
	2019	2018
Weighted average grant-date fair value per share of options granted	$13.67	$13.98
Risk-free interest rate	2.62 to 2.76%	2.55 to 2.92%
Dividend yield	2.00%	2.00%
Stock price volatility	22.93 to 22.96%	23.05 to 23.18%
Expected term	10 Yrs	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company has amended the BancFirst Deferred Stock Compensation Plan since 1999 to increase the number of shares to be issued under the plan to 222,220 shares. The BancFirst Deferred Stock Compensation Plan will terminate on December 31, 2019, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 8,362 and 2,842 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the three months ended March 31, 2019 and March 31, 2018, respectively.

A summary of the accumulated stock units is as follows:

	March 31,	December 31,
	2019	2018
Accumulated stock units	137,543	143,347
Average price	$25.70	$24.91

(8)	STOCKHOLDERS’ EQUITY

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

The following table is a summary of the shares under the program:

	Three Months Ended March 31,
	2019	2018
Number of shares repurchased	—	—
Average price of shares repurchased	$—	$—
Shares remaining to be repurchased	148,736	300,000

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of March 31, 2019, the Company and BancFirst met all capital adequacy requirements to which they are subject.  The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2019:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$911,073	16.32%	$446,687	8.00%	$586,277	10.50%	N/A	N/A
BancFirst	788,443	14.14%	445,937	8.00%	585,292	10.50%	$557,421	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$832,158	14.90%	$251,262	4.50%	$390,852	7.00%	N/A	N/A
BancFirst	715,528	12.84%	250,839	4.50%	390,194	7.00%	$362,323	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$858,158	15.37%	$335,016	6.00%	$474,605	8.50%	N/A	N/A
BancFirst	735,528	13.20%	334,452	6.00%	473,808	8.50%	$445,937	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$858,158	11.38%	$301,620	4.00%	N/A	N/A	N/A	N/A
BancFirst	735,528	9.77%	301,212	4.00%	N/A	N/A	$376,514	5.00%

As of March 31, 2019, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework from prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). As of March 31, 2019, the Company and BancFirst met all capital adequacy requirements under the Basel III Capital Rules.

(9)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share based on weighted-average shares outstanding are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2019
Basic
Income available to common stockholders	$31,837	32,612,399	$0.98
Dilutive effect of stock options	—	680,453
Diluted
Income available to common stockholders plus assumed exercises of stock options	$31,837	33,292,852	$0.96
Three Months Ended March 31, 2018
Basic
Income available to common stockholders	$29,620	32,574,251	$0.91
Dilutive effect of stock options	—	743,493
Diluted
Income available to common stockholders plus assumed exercises of stock options	$29,620	33,317,744	$0.89

The following table shows the number of options that were excluded from the computation of diluted net income per common share for each period because the options were anti-dilutive for the period:

Shares
Three Months Ended March 31, 2019	180,000
Three Months Ended March 31, 2018	113,278

(10)	FAIR VALUE MEASUREMENTS

Accounting standards define fair value as the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date.

FASB Accounting Standards Codification (“ASC”) Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2019
Securities available for sale:
U.S. Treasury	$652,750	$—	$—	$652,750
U.S. federal agencies	—	27,954	—	27,954
Mortgage-backed securities	—	2,311	13,401	15,712
States and political subdivisions	—	27,239	—	27,239
Derivative assets	—	51	—	51
Derivative liabilities	—	49	—	49

December 31, 2018
Securities available for sale:
U.S. Treasury	$697,466	$—	$—	$697,466
U.S. federal agencies	—	29,919	—	29,919
Mortgage-backed securities	—	2,465	13,443	15,908
States and political subdivisions	—	27,411	—	27,411
Derivative assets	—	252	—	252
Derivative liabilities	—	238	—	238

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at the beginning of the year	$13,443	$14,467
Settlements	(39)	(1,037)
Total unrealized (losses) gains	(3)	13
Balance at the end of the period	$13,401	$13,443

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the three months ended March 31, 2019 and 2018, the Company did not transfer any securities between levels in the fair value hierarchy.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended March 31, 2019
Equity securities	$9,239
Impaired loans (less specific allowance)	36,160
Repossessed assets	184
Other real estate owned	560

As of and for the Year-to-date Period Ended December 31, 2018
Equity securities	$7,521
Impaired loans (less specific allowance)	34,396
Repossessed assets	183
Other real estate owned	4,683

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	March 31,		December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,477,405	$1,477,405	$1,424,255	$1,424,255
Securities held for investment	717	723	928	933
Loans held for sale	7,719	7,719	8,174	8,174
Level 3 inputs:
Securities held for investment	500	500	500	500
Loans, net of allowance for loan losses	4,989,587	4,988,322	4,924,587	4,901,159
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	6,706,386	6,816,792	6,605,495	6,713,542
Short-term borrowings	5,200	5,200	1,675	1,675
Junior subordinated debentures	26,804	29,131	26,804	29,549
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		2,219		2,158
Letters of credit		410		421

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued periodically) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at March 31, 2019 or December 31, 2018.

(11)SEGMENT INFORMATION

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2019
Net interest income	$21,353	$43,407	$1,171	$972	$—	$66,903
Noninterest income	4,209	14,885	9,873	35,521	(32,487)	32,001
Income before taxes	15,369	28,045	4,499	25,023	(31,922)	41,014

Three Months Ended March 31, 2018
Net interest income (expense)	$20,304	$41,382	$1,475	$(126)	$—	$63,035
Noninterest income	3,941	13,953	9,624	32,194	(29,602)	30,110
Income before taxes	14,736	26,348	5,043	19,915	(29,101)	36,941

Total Assets:
March 31, 2019	$2,763,523	$4,995,379	$69,430	$912,166	$(1,031,498)	$7,709,000
December 31, 2018	2,743,876	4,892,946	84,706	861,782	(1,009,052)	7,574,258

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

(12) SUBSEQUENT EVENT

On April 23, 2019 BancFirst Corporation entered into an agreement to acquire Pegasus Bank (“Pegasus”), for an aggregate cash purchase price of $122.0 million. Pegasus is a Texas chartered bank with three banking locations in Dallas, Texas. As of December 31, 2018, Pegasus had approximately $639.1 million in total assets, $367.4 million in loans and $595.3 million in deposits. The acquisition is expected to be completed during the third quarter of 2019 and is subject to regulatory approval. Upon acquisition, Pegasus will continue to operate as “Pegasus Bank” under a separate Texas charter and remain an independent subsidiary of BancFirst Corporation governed by its existing board of directors. BancFirst Corporation intends to provide an appropriate amount of capital or other support to increase Pegasus’ ability to approve larger loans and allow Pegasus to continue to grow their assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This discussion and analysis should be read in conjunction with the Company’s December 31, 2018 consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the Company’s consolidated financial statements and the related Notes included in Item 1.

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

SUMMARY

BancFirst Corporation’s net income for the first quarter of 2019 was $31.8 million, compared to $29.6 million for the first quarter of 2018. Diluted net income per common share was $0.96 and $0.89 for the first quarter of 2019 and 2018, respectively. On January 11, 2018 the Company completed the acquisitions of two Oklahoma banking corporations. Consequently, the first quarter of 2018 included one-time acquisition related expenses of approximately $2.2 million.

The Company’s net interest income for the first quarter of 2019 increased to $66.9 million, compared to $63.0 million for the first quarter of 2018. The net interest margin for the quarter was 3.85%, compared to 3.66% a year ago. The increase in margin was primarily due to the increase in the federal funds rate throughout 2018. The Company’s provision for loan losses for the first quarter of 2019 was $1.7 million, compared to $314,000 a year ago. The increase in the provision was primarily due to downgrades of a few commercial loans and loan growth during the quarter. Net charge-offs for the quarter were less than 0.01% of average loans, compared to 0.01% for the first quarter of 2018. Noninterest income for the quarter totaled $32.0 million, compared to $30.1 million last year. Noninterest expense for the quarter totaled $56.2 million, compared to $55.9 million last year. The slight increase in noninterest expenses was due to salary increases in 2019 offset by a decrease in other expenses due to nonrecurring acquisition related expenses in 2018. The Company’s effective tax rate was 22.4% compared to 19.8% for the first quarter of 2018. The lower effective tax rate for the first quarter of 2018 was due to the exercise of stock options.

At March 31, 2019, the Company’s total assets were $7.7 billion, an increase of $134.7 million from December 31, 2018. Securities of $724.9 million were down $47.3 million from December 31, 2018, due to maturing U.S. treasury securities. Loans totaled $5.1 billion, an increase of $66.1 million from December 31, 2018. Deposits totaled $6.7 billion, an increase of $100.9 million from the December 31, 2018. The Company’s total stockholders’ equity was $927.9 million, an increase of $25.1 million over December 31, 2018.

Asset quality remained strong during the first quarter of 2019. Nonperforming and restructured assets represented 0.58% of total assets at March 31, 2019 and 0.59% at December 31, 2018. The allowance to total loans was 1.05% up slightly from 1.03% at year-end 2018. The allowance to nonperforming and restructured loans was 138.10% compared to 136.29% at year-end 2018.

On April 23, 2019 BancFirst Corporation entered into an agreement to acquire Pegasus, for an aggregate cash purchase price of $122.0 million. Pegasus is a Texas chartered bank with three banking locations in Dallas, Texas. As of December 31, 2018, Pegasus had approximately $639.1 million in total assets, $367.4 million in loans and $595.3 million in deposits. The acquisition is expected to be completed during the third quarter of 2019 and is subject to regulatory approval. Upon acquisition, Pegasus will continue to operate as “Pegasus Bank” under a separate Texas charter and remain an independent subsidiary of BancFirst Corporation governed by its existing board of directors. BancFirst Corporation intends to provide an appropriate amount of capital or other support to increase Pegasus’ ability to approve larger loans and allow Pegasus to continue to grow their assets.

On August 31, 2018, BFTower, LLC, a wholly-owned subsidiary of BancFirst, purchased the Cotter Ranch Tower in Oklahoma City for the Company’s corporate headquarters for $21.0 million. Cotter Ranch Tower was subsequently renamed BancFirst Tower. BancFirst Tower consists of an aggregate of 507,000 square feet, has 36 floors and is the second tallest building in Oklahoma City. The BancFirst Tower will remain an income producing property as approximately 55% is currently leased to outside tenants. BancFirst Tower will allow the Company to consolidate operations from three locations to one and will improve operational efficiencies. Upon consolidation, the Company expects to initially occupy approximately 35% of the BancFirst Tower, resulting in approximately 90% total occupancy. Renovations on BancFirst Tower will be substantially completed by the end of 2020 and are expected to cost approximately $70 million. The renovation costs include substantial deferred maintenance including HVAC, plumbing, electrical, elevators, building skin and roof while also including much needed improvements to both the interior and exterior common areas including the lobby, underground and outdoor plaza. The Company could start depreciating certain components of the renovation as they are put into service as early as September 2019. The total purchase price and renovation costs were determined to be favorable to other alternatives, such as constructing new corporate headquarters. On December 14, 2018, BFTower LLC, purchased a 42.6% ownership interest in SPFG, LLC, which is the owner of a 1,568 space parking garage adjacent to BancFirst Tower, for $9.8 million.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Income Statement Data
Net interest income	$66,903	$63,035
Provision for loan losses	1,684	314
Securities transactions	—	(14)
Total noninterest income	32,001	30,110
Salaries and employee benefits	36,171	34,190
Total noninterest expense	56,206	55,890
Net income	31,837	29,620
Per Common Share Data
Net income – basic	$0.98	$0.91
Net income – diluted	0.96	0.89
Cash dividends	0.30	0.21
Performance Data
Return on average assets	1.69%	1.60%
Return on average stockholders’ equity	14.08	14.60
Cash dividend payout ratio	30.61	23.08
Net interest spread	3.27	3.34
Net interest margin	3.85	3.66
Efficiency ratio	56.83	60.00
Net charge-offs to average loans	0.00	0.01

Net Interest Income

For the three months ended March 31, 2019, net interest income, which is the Company’s principal source of operating revenue, increased $3.9 million compared to the three months ended March 31, 2018. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin for the first quarter of 2019 compared to the first quarter of 2018 increased primarily due to the increases in the federal funds rate throughout 2018.

Provision for Loan Losses

The Company’s provision for loan losses for the first quarter of 2019 was $1.7 million compared to $314,000 a year ago. The increase in the provision was primarily due to downgrades of a few commercial loans and loan growth during the quarter. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date.  Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $158,000 for the first quarter of 2019, compared to $430,000 for the first quarter of 2018. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

Noninterest Income

Noninterest income, as presented in the preceding table, increased slightly by $1.9 million for first quarter of 2019 compared to first quarter of 2018. Noninterest income included increases in debit card usage fees and non-sufficient funds fees. The Company had fees from debit card usage totaling $7.7 million and $6.8 million during the three month periods ended March 31, 2019 and 2018, respectively. This represents 24.2% and 22.7% of the Company’s noninterest income for the three month periods ended March 31,

2019 and 2018, respectively. In addition, the Company has non-sufficient funds fees totaling $7.6 million and $7.2 million for the three month periods ended March 31, 2019 and 2018, respectively. This represents 23.8% and 24.0% of the Company’s noninterest income for the three month periods ended March 31, 2019 and 2018, respectively.

The Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in assets and limits these banks on what they charge for debit card interchange fees. If the Company grows to exceed $10 billion in assets, the Durbin Amendment will decrease the Company’s income from debit card usage fees by approximately $15 million annually based on current volume.

Noninterest Expense

For the three months ended March 31, 2019, noninterest expense totaled $56.2 million, compared to $55.9 million for the three months ended March 31, 2018. The slight increase in noninterest expense was due to salary increases in 2019 offset by a decrease in other expense due to nonrecurring acquisition related expenses of approximately $2.2 million in 2018.

Income Taxes

The Company’s effective tax rate on income before taxes was 22.4% for the first quarter of 2019, compared to 19.8% for the first quarter of 2018. The lower effective tax rate for the first quarter of 2018 was due to the exercise of stock options.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Balance Sheet Data
Total assets	$7,709,000	$7,574,258
Total loans (net of unearned interest)	5,050,221	4,984,150
Allowance for loan losses	52,915	51,389
Debt securities	724,872	772,132
Deposits	6,706,386	6,605,495
Stockholders' equity	927,927	902,789
Book value per share	28.45	27.69
Tangible book value per share (non-GAAP)(1)	25.52	24.74
Average loans to deposits (year-to-date)	75.34%	74.63%
Average earning assets to total assets (year-to-date)	92.42	92.90
Average stockholders’ equity to average assets (year-to-date)	12.01	11.37
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.76%	0.76%
Nonperforming and restructured assets to total assets	0.58	0.59
Allowance for loan losses to total loans	1.05	1.03
Allowance for loan losses to nonperforming and restructured loans	138.10	136.29
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$927,927	$902,789
Less goodwill	79,796	79,749
Less intangible assets, net	15,701	16,470
Tangible stockholders' equity (non-GAAP)	$832,430	$806,570
Common shares outstanding	32,617,788	32,603,926
Tangible book value per share (non-GAAP)	$25.52	$24.74
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

Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks and interest-bearing deposits with banks increased slightly by $53.2 million or 3.7% to $1.5 billion, from December 31, 2018 to March 31, 2019.

Securities

At March 31, 2019, total debt securities decreased $47.3 million, or 6.1% compared to December 31, 2018, due to maturing U.S. treasury securities. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $538,000 at March 31, 2019, compared to a net unrealized loss of $2.9 million at December 31, 2018. These unrealized gains and losses are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a gain of $401,000 at March 31, 2019 and a loss of $2.1 million at December 31, 2018.

Loans (Including Acquired Loans)

At March 31, 2019, loans totaled $5.1 billion, an increase of $66.1 million from December 31, 2018. The slight increase in loans was due to internal growth.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At March 31, 2019, the allowance for loan losses to total loans represented 1.05% of total loans, compared to 1.03% at December 31, 2018.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The interest rate component was $2.1 million at March 31, 2019 and $2.2 million at December 31, 2018. The credit component of the adjustment was $7.0 million at March 31, 2019 and $7.6 million at December 31, 2018 while the acquired loans outstanding were $242.6 million and $294.6 million, respectively.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $44.7 million at March 31, 2019, compared to $44.6 million at December 31, 2018. The Company’s level of nonperforming and restructured assets has continued to be relatively low.

Nonaccrual loans totaled $21.6 million at March 31, 2019, compared to $22.6 million at the end of 2018. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $544,000 for the first quarter of 2019 and $542,000 for the first quarter of 2018.  Only a small amount of this interest is expected to be ultimately collected.

Restructured loans totaled $14.6 million at March 31, 2019, compared to $13.2 million at the end of 2018. The increase in restructured loans was due primarily to a few commercial loans identified as troubled debt restructurings during the quarter. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

Other real estate owned and repossessed assets totaled $6.4 million at March 31, 2019, compared to $6.9 million at December 31, 2018.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $16.8 million of these loans at March 31, 2019, compared to $8.0 million at December 31, 2018. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At March 31, 2019, deposits totaled $6.7 billion, an increase of $100.9 million or 1.5% from the December 31, 2018 total. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.1% at both March 31, 2019 and December 31, 2018.  Noninterest-bearing deposits to total deposits were 39.7% at March 31, 2019, compared to 39.6% at December 31, 2018.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $5.2 million at March 31, 2019, compared to $1.7 million at December 31, 2018.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $785.3 million, are pledged as collateral for the borrowings under the line of credit. As of March 31, 2019 and December 31, 2018, the Company had no advances outstanding under the line of credit from FHLB. In addition, the Company has a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Capital Resources

Stockholders’ equity totaled $927.9 million at March 31, 2019, compared to $902.8 million at December 31, 2018. In addition to net income of $31.8 million, other changes in stockholders’ equity during the three months ended March 31, 2019 included $326,000 related to common stock issuances, $174,000 related to stock-based compensation and a $2.5 million increase in other comprehensive income, that were partially offset by $9.7 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at March 31, 2019, were well in excess of the regulatory requirements.

See Note (8) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

CONTRACTUAL OBLIGATIONS

There have not been any material changes in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$5,013,308	$68,874	5.57%	$4,993,902	$63,055	5.12%
Securities – taxable	749,521	4,335	2.35	438,848	1,898	1.75
Securities – tax exempt	21,492	159	3.00	29,444	216	2.98
Federal funds sold and interest-bearing deposits with banks	1,273,051	7,750	2.47	1,536,973	5,886	1.55
Total earning assets	7,057,372	81,118	4.66	6,999,167	71,055	4.12
Nonearning assets:
Cash and due from banks	180,142			185,548
Interest receivable and other assets	450,340			382,536
Allowance for loan losses	(51,976)			(52,479)
Total nonearning assets	578,506			515,605
Total assets	$7,635,878			$7,514,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$753,751	$662	0.36%	$809,827	$394	0.20%
Savings deposits	2,625,768	10,301	1.59	2,451,433	5,106	0.84
Time deposits	694,663	2,574	1.50	777,811	1,769	0.92
Short-term borrowings	2,038	10	1.96	7,996	35	1.79
Junior subordinated debentures	26,804	491	7.43	31,959	535	6.79
Total interest-bearing liabilities	4,103,024	14,038	1.39	4,079,026	7,839	0.78
Interest-free funds:
Noninterest-bearing deposits	2,580,316			2,582,195
Interest payable and other liabilities	35,544			30,683
Stockholders’ equity	916,994			822,868
Total interest free funds	3,532,854			3,435,746
Total liabilities and stockholders’ equity	$7,635,878			$7,514,772
Net interest income		$67,080			$63,216
Net interest spread			3.27%			3.34%
Effect of interest free funds			0.58%			0.32%
Net interest margin			3.85%			3.66%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2018, the date of its most recent annual report to stockholders.

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

Item 1A. Risk Factors.

Except as set forth below, as of March 31, 2019, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018:

The Company’s noninterest income may be reduced

The Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in assets and limits these banks on what they charge for debit card interchange fees. If the Company grows to exceed $10 billion in assets, the Durbin Amendment will decrease the Company’s income from debit card usage fees by approximately $15 million annually based on current volume.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit

2.1

Share Exchange Agreement by and between BancFirst Corporation and Pegasus Bank dated April 23, 2019 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K/A dated April 25, 2019 and incorporated herein by reference).

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

BANCFIRST CORPORATION
(Registrant)

Date: May 3, 2019	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2019	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)