Form 10-Q
period 2019-06-30
BANCFIRST CORP /OK/
filed 2019-08-02
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2019 there were 32,642,018 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

June 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2019	2018
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$185,440	$228,431
Interest-bearing deposits with banks	1,518,998	1,195,824
Securities held for investment (fair value: $2,003 and $1,433, respectively)	1,997	1,428
Securities available for sale at fair value	423,157	770,704
Loans held for sale	10,899	8,174
Loans (net of unearned interest)	5,094,403	4,975,976
Allowance for loan losses	(55,108)	(51,389)
Loans, net of allowance for loan losses	5,039,295	4,924,587
Premises and equipment, net	180,506	174,362
Other real estate owned	6,787	6,690
Intangible assets, net	14,936	16,470
Goodwill	79,749	79,749
Accrued interest receivable and other assets	180,257	167,839
Total assets	$7,642,021	$7,574,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,634,582	$2,613,876
Interest-bearing	3,979,031	3,991,619
Total deposits	6,613,613	6,605,495
Short-term borrowings	1,000	1,675
Accrued interest payable and other liabilities	44,224	37,495
Junior subordinated debentures	26,804	26,804
Total liabilities	6,685,641	6,671,469

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,639,588 and 32,603,926, respectively	32,640	32,604
Capital surplus	150,995	149,709
Retained earnings	769,090	722,615
Accumulated other comprehensive income (loss), net of income tax of $1,249 and $(731), respectively	3,655	(2,139)
Total stockholders' equity	956,380	902,789
Total liabilities and stockholders' equity	$7,642,021	$7,574,258

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans, including fees	$70,990	$65,604	$139,720	$128,523
Securities:
Taxable	3,855	1,956	8,190	3,854
Tax-exempt	118	162	244	333
Federal funds sold	—	95	2	199
Interest-bearing deposits with banks	8,135	7,325	15,883	13,107
Total interest income	83,098	75,142	164,039	146,016
INTEREST EXPENSE
Deposits	13,802	9,710	27,339	16,979
Short-term borrowings	12	8	22	43
Junior subordinated debentures	492	544	983	1,079
Total interest expense	14,306	10,262	28,344	18,101
Net interest income	68,792	64,880	135,695	127,915
Provision for loan losses	2,433	1,225	4,117	1,539
Net interest income after provision for loan losses	66,359	63,655	131,578	126,376
NONINTEREST INCOME
Trust revenue	3,250	3,396	6,427	6,525
Service charges on deposits	19,114	17,537	36,777	34,190
Securities transactions (includes no accumulated other comprehensive income reclassifications)	821	115	821	101
Income from sales of loans	868	802	1,566	1,453
Insurance commissions	4,420	3,927	9,685	9,126
Cash management	4,402	3,381	8,178	6,402
(Loss)/gain on sale of other assets	(7)	127	(11)	153
Other	1,209	1,152	2,635	2,597
Total noninterest income	34,077	30,437	66,078	60,547
NONINTEREST EXPENSE
Salaries and employee benefits	36,124	34,776	72,295	68,966
Occupancy, net	2,953	3,396	5,580	6,798
Depreciation	3,015	2,429	6,000	4,839
Amortization of intangible assets	758	759	1,517	1,492
Data processing services	1,262	1,195	2,742	2,398
Net expense/(income) from other real estate owned	97	19	(387)	45
Marketing and business promotion	1,919	1,649	4,180	4,001
Deposit insurance	544	640	1,077	1,259
Other	9,936	9,393	19,810	20,348
Total noninterest expense	56,608	54,256	112,814	110,146
Income before taxes	43,828	39,836	84,842	76,777
Income tax expense	9,661	9,250	18,838	16,571
Net income	$34,167	$30,586	$66,004	$60,206
NET INCOME PER COMMON SHARE
Basic	$1.04	$0.93	$2.02	$1.84
Diluted	$1.02	$0.91	$1.98	$1.80
OTHER COMPREHENSIVE GAIN/(LOSS)
Unrealized gains/(losses) on securities, net of tax of $(1,112), $179, $(1,980) and $653, respectively	3,254	(541)	5,794	(1,929)
Reclassification adjustment for gains/(losses) included in net income	—	—	—	—
Other comprehensive gains/(losses), net of tax of $(1,112), $179, $(1,980) and $653, respectively	3,254	(541)	5,794	(1,929)
Comprehensive income	$37,421	$30,045	$71,798	$58,277

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
COMMON STOCK
Issued at beginning of period	$32,618	$32,708	$32,604	$31,895
Shares issued for stock options	22	23	36	103
Shares issued for acquisitions	—	—	—	733
Issued at end of period	$32,640	$32,731	$32,640	$32,731
CAPITAL SURPLUS
Balance at beginning of period	$150,195	$147,762	$149,709	$107,481
Common stock issued for stock options	433	410	745	1,620
Common stock issued for acquisitions	—	—	—	38,765
Stock-based compensation arrangements	367	322	541	628
Balance at end of period	$150,995	$148,494	$150,995	$148,494
RETAINED EARNINGS
Balance at beginning of period	$744,713	$660,723	$722,615	$638,580
Net income	34,167	30,586	66,004	60,206
Cumulative effect of change in accounting principle	—	—	—	(618)
Dividends on common stock ($0.30, $0.21, $0.60 and $0.42 per share, respectively)	(9,790)	(6,884)	(19,529)	(13,743)
Balance at end of period	$769,090	$684,425	$769,090	$684,425
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain/(losses) on securities:
Balance at beginning of period	$401	$(3,097)	$(2,139)	$(2,327)
Net change	3,254	(541)	5,794	(1,929)
Cumulative effect of change in accounting principle	—	—	—	618
Balance at end of period	$3,655	$(3,638)	$3,655	$(3,638)
Total stockholders’ equity	$956,380	$862,012	$956,380	$862,012

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,004	$60,206
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	4,117	1,539
Depreciation and amortization	7,517	6,331
Net amortization of securities premiums and discounts	(3,650)	(77)
Realized securities gains	(821)	(101)
Gain on sales of loans	(1,566)	(1,453)
Cash receipts from the sale of loans originated for sale	98,587	95,713
Cash disbursements for loans originated for sale	(99,782)	(97,676)
Deferred income tax benefit	(893)	(604)
Gain on other assets	(455)	(156)
Increase in interest receivable	(2,064)	(2,618)
Increase in interest payable	461	575
Amortization of stock-based compensation arrangements	541	628
Excess tax benefit from stock-based compensation arrangements	(263)	(898)
Other, net	4,374	(2,847)
Net cash provided by operating activities	72,107	58,562
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	—	6,248
Net decrease in federal funds sold	—	750
Purchases of held for investment securities	(1,010)	(225)
Purchases of available for sale securities	—	(60,604)
Proceeds from maturities, calls and paydowns of held for investment securities	440	509
Proceeds from maturities, calls and paydowns of available for sale securities	358,972	59,235
Proceeds from sales of available for sale securities	—	1,467
Purchase of equity securities	(2,649)	(1,709)
Proceeds from paydowns and sales of equity securities	1,892	1,080
Net change in loans	(121,426)	24,177
Purchases of premises, equipment and computer software	(12,907)	(16,631)
Other, net	(3,893)	400
Net cash provided by investing activities	219,419	14,697
FINANCING ACTIVITIES
Net change in deposits	8,118	(52,831)
Net (decrease)/increase in short-term borrowings	(675)	1,600
Issuance of common stock in connection with stock options, net	781	1,723
Cash dividends paid	(19,567)	(13,566)
Net cash used in financing activities	(11,343)	(63,074)
Net increase in cash, due from banks and interest-bearing deposits	280,183	10,185
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,424,255	1,757,875
Cash, due from banks and interest-bearing deposits at the end of the period	$1,704,438	$1,768,060
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$27,882	$17,525
Cash paid during the period for income taxes	$17,175	$16,150
Noncash investing and financing activities:
Stock issued in acquisitions	$—	$39,498
Cash consideration for acquisitions	$—	$24,722
Fair value of assets acquired in acquisitions	$—	$377,320
Liabilities assumed in acquisitions	$—	$338,860
Unpaid common stock dividends declared	$9,788	$6,870

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

Reclassifications

Certain items in prior financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported net cash flows, stockholders’ equity or comprehensive income.

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

In June 2016, the FASB issued ASU No.  2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 requires enhanced disclosures related to the significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements. In that regard, the Company has formed a task force under the direction of its Chief Financial Officer. In preparation, the Company has developed new credit estimation models, processes and controls. Internal validation of the model is underway and expected to be completed during the third quarter of 2019. The Company has performed test runs of the new processes and controls and will begin full parallel runs next quarter. The adoption of ASU 2016-13 could result in an increase or decrease in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that the Company establish an allowance for expected credit losses for certain debt securities and other financial assets. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. The Company expects to adopt the standard in the first quarter of 2020.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On April 23, 2019, BancFirst Corporation entered into an agreement to acquire Pegasus Bank (“Pegasus”), for an aggregate cash purchase price of $123.5 million. Pegasus is a Texas chartered bank with three banking locations in Dallas, Texas. As of December 31, 2018, Pegasus had approximately $639.1 million in total assets, $367.4 million in loans and $595.3 million in deposits. The acquisition is expected to be completed during the third quarter of 2019. Upon acquisition, Pegasus will continue to operate as “Pegasus Bank” under a separate Texas charter and remain an independent subsidiary of BancFirst Corporation governed by its existing board of directors. BancFirst Corporation intends to provide an appropriate amount of capital or other support to increase Pegasus’ ability to approve larger loans and allow Pegasus to continue to grow their assets.

On August 31, 2018, BFTower, LLC, a wholly-owned subsidiary of BancFirst purchased Cotter Ranch Tower in Oklahoma City for the Company’s corporate headquarters for $21.0 million. Cotter Ranch Tower was subsequently renamed BancFirst Tower. BancFirst Tower consists of an aggregate of 507,000 square feet, has 36 floors and is the second tallest building in Oklahoma City. The BancFirst Tower will remain an income producing property as approximately 55% is currently leased to outside tenants. BancFirst Tower will allow the Company to consolidate operations from three locations to one and will improve operational efficiencies. Upon consolidation, the Company expects to occupy approximately 35% of BancFirst Tower, resulting in approximately 90% total occupancy.  Renovations on BancFirst Tower will be substantially completed by the end of 2020 and are expected to cost approximately $70 million. The renovation costs include substantial deferred maintenance including HVAC, plumbing, electrical, elevators, building skin and roof while also including much needed improvements to both the interior and exterior common areas including the lobby, underground and outdoor plaza. The Company could start depreciating certain components of the renovation as they are put into service as early as September 2019. The Company estimates spending approximately $12 million on tenant improvements for the approximate 165,000 square feet that the Company will occupy.  The total purchase price, renovation costs, and Company tentant improvement costs were determined to be favorable to other alternatives, such as constructing new corporate headquarters or leasing space. On December 14, 2018, BFTower LLC, purchased a 42.6% ownership interest in SFPG, LLC, which is the owner of a 1,568 space parking garage adjacent to BancFirst Tower, for $9.8 million.

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

(3)	SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019	(Dollars in thousands)
Mortgage backed securities (1)	$112	$6	$—	$118
States and political subdivisions	1,385	1	(1)	1,385
Other securities	500	—	—	500
Total	$1,997	$7	$(1)	$2,003
December 31, 2018
Mortgage backed securities (1)	$133	$5	$—	$138
States and political subdivisions	795	—	—	795
Other securities	500	—	—	500
Total	$1,428	$5	$—	$1,433

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019	(Dollars in thousands)
U.S. treasuries	$353,618	$5,371	$(355)	$358,634
U.S. federal agencies	26,169	12	(26)	26,155
Mortgage backed securities (1)	15,646	138	(565)	15,219
States and political subdivisions	22,820	335	(6)	23,149
Total	$418,253	$5,856	$(952)	$423,157
December 31, 2018
U.S. treasuries	$699,882	$1,108	$(3,524)	$697,466
U.S. federal agencies	30,079	—	(160)	29,919
Mortgage backed securities (1)	16,367	114	(573)	15,908
States and political subdivisions	27,246	277	(112)	27,411
Total	$773,574	$1,499	$(4,369)	$770,704

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.

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

	June 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$300	$301	$495	$495
After one year but within five years	1,146	1,147	369	370
After five years but within ten years	549	553	562	565
After ten years	2	2	2	3
Total	$1,997	$2,003	$1,428	$1,433
Available for Sale
Contractual maturity of debt securities:
Within one year	$103,395	$103,084	$411,256	$410,327
After one year but within five years	270,900	276,333	313,416	311,924
After five years but within ten years	6,355	6,606	7,524	7,685
After ten years	37,603	37,134	41,378	40,768
Total debt securities	$418,253	$423,157	$773,574	$770,704

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Book value of pledged securities	$402,756	$472,053

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and financial:
Commercial and industrial	$1,062,527	20.86%	$1,032,787	20.76%
Oil & gas production and equipment	122,268	2.40	94,729	1.90
Agriculture	130,957	2.57	136,313	2.74
State and political subdivisions:
Taxable	74,596	1.46	76,211	1.53
Tax-exempt	51,114	1.00	48,415	0.97
Real estate:
Construction	450,525	8.84	451,224	9.07
Farmland	227,635	4.47	219,241	4.41
One to four family residences	990,377	19.44	979,170	19.68
Multifamily residential properties	68,743	1.35	65,949	1.33
Commercial	1,525,064	29.94	1,506,937	30.28
Consumer	345,783	6.79	328,069	6.59
Other (not classified above)	44,814	0.88	36,931	0.74
Total loans	$5,094,403	100.00%	$4,975,976	100.00%

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

The Company’s commercial and industrial loan category includes a small percentage of loans to companies that provide ancillary services to the oil and gas industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these loans was approximately $74 million at June 30, 2019 and approximately $60 million at December 31, 2018.

Accounting policies related to appraisals, nonaccruals and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Past due 90 days or more and still accruing	$2,663	$1,916
Nonaccrual	17,998	22,603
Restructured	16,486	13,188
Total nonperforming and restructured loans	37,147	37,707
Other real estate owned and repossessed assets	7,004	6,873
Total nonperforming and restructured assets	$44,151	$44,580

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.0 million for the six months ended June 30, 2019 and approximately $1.1 million for the six months ended June 30, 2018.

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

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$1,127	$838
Non-residential real estate other	674	187
Residential real estate permanent mortgage	1,585	954
Residential real estate all other	5,327	5,488
Commercial and financial:
Non-consumer non-real estate	2,958	5,682
Consumer non-real estate	394	437
Other loans	272	490
Acquired loans	5,661	8,527
Total	$17,998	$22,603

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of past due loans, segregated by class of loans:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of June 30, 2019
Real estate:
Non-residential real estate owner occupied	$4,203	$852	$536	$5,591	$649,600	$655,191	$117
Non-residential real estate other	1,088	—	325	1,413	1,179,092	1,180,505	177
Residential real estate permanent mortgage	2,583	760	986	4,329	330,046	334,375	384
Residential real estate all other	2,218	340	4,908	7,466	849,448	856,914	150
Commercial and financial:
Non-consumer non-real estate	1,652	918	2,099	4,669	1,360,458	1,365,127	454
Consumer non-real estate	1,846	540	470	2,856	342,684	345,540	232
Other loans	220	1,083	183	1,486	142,387	143,873	183
Acquired loans	2,583	882	3,592	7,057	205,821	212,878	966
Total	$16,393	$5,375	$13,099	$34,867	$5,059,536	$5,094,403	$2,663
As of December 31, 2018
Real estate:
Non-residential real estate owner occupied	$5,114	$810	$43	$5,967	$620,654	$626,621	$—
Non-residential real estate other	2,772	32	114	2,918	1,143,210	1,146,128	—
Residential real estate permanent mortgage	2,448	653	693	3,794	324,908	328,702	430
Residential real estate all other	1,728	292	2,799	4,819	822,685	827,504	612
Commercial and financial:
Non-consumer non-real estate	3,620	702	833	5,155	1,278,499	1,283,654	282
Consumer non-real estate	1,991	565	559	3,115	323,747	326,862	325
Other loans	322	158	178	658	141,251	141,909	—
Acquired loans	5,240	1,669	4,936	11,845	282,751	294,596	267
Total	$23,235	$4,881	$10,155	$38,271	$4,937,705	$4,975,976	$1,916

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

The following table presents impaired loans, segregated by class of loans. During the period ended June 30, 2019 and June 30, 2018, no material amount of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of June 30, 2019
Real estate:
Non-residential real estate owner occupied	$8,051	$7,933	$239	$7,662
Non-residential real estate other	1,687	1,422	190	1,615
Residential real estate permanent mortgage	2,427	2,151	183	1,964
Residential real estate all other	6,629	6,350	3,081	6,529
Commercial and financial:
Non-consumer non-real estate	18,389	10,842	931	10,944
Consumer non-real estate	781	672	149	691
Other loans	659	455	17	322
Acquired loans	9,553	7,244	2	8,863
Total	$48,176	$37,069	$4,792	$38,590

As of December 31, 2018
Real estate:
Non-residential real estate owner occupied	$7,126	$6,933	$202	$7,739
Non-residential real estate other	949	757	50	6,057
Residential real estate permanent mortgage	1,789	1,545	127	1,650
Residential real estate all other	7,177	6,862	2,433	7,154
Commercial and financial:
Non-consumer non-real estate	18,507	10,977	881	12,140
Consumer non-real estate	928	829	131	846
Other loans	710	490	35	481
Acquired loans	12,846	9,864	2	11,050
Total	$50,032	$38,257	$3,861	$47,117

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

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of June 30, 2019
Real estate:
Non-residential real estate owner occupied	$457,211	$171,239	$25,491	$1,250	$—	$655,191
Non-residential real estate other	950,058	202,397	27,291	759	—	1,180,505
Residential real estate permanent mortgage	281,593	43,479	7,242	2,061	—	334,375
Residential real estate all other	669,269	167,518	14,375	5,752	—	856,914
Commercial and financial:
Non-consumer non-real estate	1,077,429	252,175	33,630	1,893	—	1,365,127
Consumer non-real estate	320,278	21,955	2,707	565	35	345,540
Other loans	138,414	4,160	1,289	10	—	143,873
Acquired loans	124,437	71,790	9,751	6,603	297	212,878
Total	$4,018,689	$934,713	$121,776	$18,893	$332	$5,094,403

As of December 31, 2018
Real estate:
Non-residential real estate owner occupied	$451,059	$157,715	$16,949	$898	$—	$626,621
Non-residential real estate other	932,454	188,341	25,146	187	—	1,146,128
Residential real estate permanent mortgage	279,870	39,806	7,401	1,625	—	328,702
Residential real estate all other	644,217	162,003	15,232	6,052	—	827,504
Commercial and financial:
Non-consumer non-real estate	1,000,089	264,134	15,128	4,303	—	1,283,654
Consumer non-real estate	302,217	21,600	2,255	790	—	326,862
Other loans	136,132	5,542	116	119	—	141,909
Acquired loans	156,008	109,075	20,884	8,284	345	294,596
Total	$3,902,046	$948,216	$103,111	$22,258	$345	$4,975,976

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

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2019
Real estate:
Non-residential real estate owner occupied	$6,655	$(3)	$—	$(3)	$235	$6,887
Non-residential real estate other	11,362	(16)	1	(15)	(60)	11,287
Residential real estate permanent mortgage	3,261	(4)	4	—	64	3,325
Residential real estate all other	11,046	(143)	25	(118)	793	11,721
Commercial and financial:
Non-consumer non-real estate	14,409	(87)	85	(2)	825	15,232
Consumer non-real estate	3,072	(162)	38	(124)	286	3,234
Other loans	2,408	—	43	43	(2)	2,449
Acquired loans	702	(170)	149	(21)	292	973
Total	$52,915	$(585)	$345	$(240)	$2,433	$55,108

Six Months Ended June 30, 2019
Real estate:
Non-residential real estate owner occupied	$6,328	$(9)	$1	$(8)	$567	$6,887
Non-residential real estate other	11,027	(22)	1	(21)	281	11,287
Residential real estate permanent mortgage	3,261	(67)	9	(58)	122	3,325
Residential real estate all other	10,673	(195)	27	(168)	1,216	11,721
Commercial and financial:
Non-consumer non-real estate	13,151	(157)	152	(5)	2,086	15,232
Consumer non-real estate	3,065	(282)	109	(173)	342	3,234
Other loans	2,423	—	78	78	(52)	2,449
Acquired loans	1,461	(196)	153	(43)	(445)	973
Total	$51,389	$(928)	$530	$(398)	$4,117	$55,108

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2018
Real estate:
Non-residential real estate owner occupied	$6,650	$—	$—	$—	$(224)	$6,426
Non-residential real estate other	10,548	—	—	—	157	10,705
Residential real estate permanent mortgage	3,281	(6)	23	17	9	3,307
Residential real estate all other	9,831	(151)	3	(148)	440	10,123
Commercial and financial:
Non-consumer non-real estate	14,785	(153)	10	(143)	427	15,069
Consumer non-real estate	2,699	(194)	44	(150)	290	2,839
Other loans	2,336	(2)	12	10	(18)	2,328
Acquired loans	1,420	(166)	5	(161)	144	1,403
Total	$51,550	$(672)	$97	$(575)	$1,225	$52,200

Six Months Ended June 30, 2018
Real estate:
Non-residential real estate owner occupied	$6,195	$(19)	$1	$(18)	$249	$6,426
Non-residential real estate other	10,519	(1)	39	38	148	10,705
Residential real estate permanent mortgage	3,226	(62)	26	(36)	117	3,307
Residential real estate all other	9,672	(241)	6	(235)	686	10,123
Commercial and financial:
Non-consumer non-real estate	15,334	(309)	23	(286)	21	15,069
Consumer non-real estate	2,793	(444)	124	(320)	366	2,839
Other loans	2,481	(2)	24	22	(175)	2,328
Acquired loans	1,446	(193)	23	(170)	127	1,403
Total	$51,666	$(1,271)	$266	$(1,005)	$1,539	$52,200

The following table details the amount of ALL by class of loans for the period presented, detailed on the basis of the impairment methodology used by the Company.

	ALL
	June 30, 2019		December 31, 2018

	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$1,003	$5,884	$669	$5,659
Non-residential real estate other	1,055	10,232	1,119	9,908
Residential real estate permanent mortgage	508	2,817	505	2,756
Residential real estate all other	4,189	7,532	3,413	7,260
Commercial and financial:
Non-consumer non-real estate	3,679	11,553	2,114	11,037
Consumer non-real estate	427	2,807	374	2,691
Other loans	10	2,439	65	2,358
Acquired loans	—	973	—	1,461
Total	$10,871	$44,237	$8,259	$43,130

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	June 30, 2019			December 31, 2018
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
Real estate:
Non-residential real estate owner occupied	$26,741	$628,450	$—	$17,846	$608,775	$—
Non-residential real estate other	28,050	1,152,455	—	25,333	1,120,795	—
Residential real estate permanent mortgage	9,303	325,072	—	9,026	319,676	—
Residential real estate all other	20,127	836,787	—	21,285	806,219	—
Commercial and financial:
Non-consumer non-real estate	35,523	1,329,604	—	19,432	1,264,222	—
Consumer non-real estate	3,304	342,236	—	3,093	323,769	—
Other loans	10	143,863	—	209	141,700	—
Acquired loans	14,399	196,226	2,253	22,132	265,084	7,380
Total	$137,457	$4,954,693	$2,253	$118,356	$4,850,240	$7,380

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers during the periods presented, are summarized as follows:

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Other real estate owned	$2,010	$1,123
Repossessed assets	627	550
Total	$2,637	$1,673

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of June 30, 2019
Core deposit intangibles	$25,907	$(12,456)	$13,451
Customer relationship intangibles	5,699	(4,289)	1,410
Mortgage servicing intangibles	388	(313)	75
Total	$31,994	$(17,058)	$14,936
As of December 31, 2018
Core deposit intangibles	$25,907	$(11,113)	$14,794
Customer relationship intangibles	5,699	(4,115)	1,584
Mortgage servicing intangibles	397	(305)	92
Total	$32,003	$(15,533)	$16,470

The following is a summary of goodwill by business segment:

			Other	Executive,
	Metropolitan	Community	Financial	Operations
	Banks	Banks	Services	& Support	Consolidated
(Dollars in thousands)
Six months ended June 30, 2019
Balance at beginning and end of period	$13,767	$59,894	$5,464	$624	$79,749

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

(6)	LEASES

Lessee

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases - (Topic 842),” which requires the recognition of the Company’s operating leases on its balance sheet. See Note (1) for additional information.

The Company has operating leases, which primarily consist of office space in buildings, ATM locations, storage facilities, parking lots and land on which it owns certain buildings. Rent expense for all operating leases totaled approximately $343,000 and $395,000 for the three months ended June 30, 2019 and June 30, 2018, respectively. Rent expense for all operating leases totaled approximately $700,000 and $776,000 for the six months ended June 30, 2019 and June 30, 2018, respectively. As of June 30, 2019, a right of use lease asset included in accrued interest receivable and other assets on the balance sheet totaled $5.3 million, and a related lease liability included in accrued interest payable and other liabilities on the balance sheet totaled $5.2 million. There have been no significant changes in our expected future minimum lease payments since December 31, 2018, which are disclosed in Note (19) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, our operating leases have a weighted-average remaining lease term of 4.5 years and a weighted-average discount rate of 3.6 percent.

Maturity of Operating Lease Liabilities

June 30, 2019
(Dollars in thousands)
2019 (six months)	$55
2020	829
2021	114
2022	1,542
2023	636
Thereafter	2,072
Operating Lease Liability	$5,248

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the balance sheet as premises and equipment. The Company had operating lease revenue of $1.5 million for the three months ended June 30, 2019 and $3.1 million for the six months ended June 30, 2019, which is included in occupancy, net on the consolidated statement of comprehensive income.

Future Minimum Lease Payments to be received

The Company does not have operating leases that extend beyond 2024. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

June 30, 2019
(Dollars in thousands)
2019 (six months)	$2,129
2020	2,681
2021	1,788
2022	1,141
2023	681
2024	75
Total Future Minimum Lease Payments	$8,495

(7)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company has amended the BancFirst ISOP since 1986 to increase the number of shares to be issued under the plan to 6,484,530 shares. At June 30, 2019, there were 350,000 shares available for future grants. The BancFirst ISOP will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2019 will become exercisable through the year 2026. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company has amended the BancFirst Directors’ Stock Option Plan since 1999 to increase the number of shares to be issued under the plan to 530,000 shares. At June 30, 2019, there were 50,000 shares available for future grants. The BancFirst Directors’ Stock Option Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of June 30, 2019 will become exercisable through the year 2023. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Six Months Ended June 30, 2019
Outstanding at December 31, 2018	1,216,700	$28.48
Options granted	40,000	55.38
Options exercised	(27,300)	22.37
Options canceled, forfeited, or expired	(22,500)	51.83
Outstanding at June 30, 2019	1,206,900	29.07	9.20 Yrs	$32,090
Exercisable at June 30, 2019	648,400	22.49	7.08 Yrs	$21,506

The following table has additional information regarding options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Total intrinsic value of options exercised	$759	$967	$904	$3,827
Cash received from options exercised	455	411	611	1,644
Tax benefit realized from options exercised	193	246	230	975

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Stock-based compensation expense	$367	$322	$541	$628
Tax benefit	94	82	138	160
Stock-based compensation expense, net of tax	$273	$240	$403	$468

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

June 30, 2019
(Dollars in thousands)
Unearned stock-based compensation expense	$3,198

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Six Months Ended June 30,
	2019	2018
Weighted average grant-date fair value per share of options granted	$13.67	$13.98
Risk-free interest rate	2.62 to 2.76%	2.55 to 2.92%
Dividend yield	2.00%	2.00%
Stock price volatility	22.93 to 22.96%	23.05 to 23.29%
Expected term	10 Yrs	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company has amended the BancFirst Deferred Stock Compensation Plan since 1999 to increase the number of shares to be issued under the plan to 244,148 shares. The BancFirst Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 8,362 and 3,891 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the six months ended June 30, 2019 and June 30, 2018, respectively.

A summary of the accumulated stock units is as follows:

	June 30,	December 31,
	2019	2018
Accumulated stock units	139,862	143,347
Average price	$26.19	$24.91

(8)	STOCKHOLDERS’ EQUITY

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

The Company and BancFirst are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of June 30, 2019, the Company and BancFirst met all capital adequacy requirements to which they are subject.  The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2019:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$939,223	16.71%	$449,674	8.00%	$590,197	10.50%	N/A	N/A
BancFirst	813,627	14.50%	448,824	8.00%	589,082	10.50%	$561,030	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$858,115	15.27%	$252,942	4.50%	$393,465	7.00%	N/A	N/A
BancFirst	738,519	13.16%	252,464	4.50%	392,721	7.00%	$364,670	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$884,115	15.73%	$337,256	6.00%	$477,779	8.50%	N/A	N/A
BancFirst	758,519	13.52%	336,618	6.00%	476,876	8.50%	$448,824	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$884,115	11.64%	$303,864	4.00%	N/A	N/A	N/A	N/A
BancFirst	758,519	10.01%	303,252	4.00%	N/A	N/A	$379,065	5.00%

As of June 30, 2019, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst as “well capitalized” under the regulatory framework from prompt corrective action. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications of BancFirst’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

Basel III Capital Rules

Under the Basel III Capital Rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of CET1 capital above its minimum risk-based capital requirements. As of June 30, 2019, the Company and BancFirst met all capital adequacy requirements under the Basel III Capital Rules.

(9)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share based on weighted-average shares outstanding are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended June 30, 2019
Basic
Income available to common stockholders	$34,167	32,629,146	$1.04
Dilutive effect of stock options	—	688,047
Diluted
Income available to common stockholders plus assumed exercises of stock options	$34,167	33,317,193	$1.02
Three Months Ended June 30, 2018
Basic
Income available to common stockholders	$30,586	32,716,350	$0.93
Dilutive effect of stock options	—	742,207
Diluted
Income available to common stockholders plus assumed exercises of stock options	$30,586	33,458,557	$0.91

Six Months Ended June 30, 2019
Basic
Income available to common stockholders	$66,004	32,620,819	$2.02
Dilutive effect of stock options	—	685,610
Diluted
Income available to common stockholders plus assumed exercises of stock options	$66,004	33,306,429	$1.98
Six Months Ended June 30, 2018
Basic
Income available to common stockholders	$60,206	32,645,693	$1.84
Dilutive effect of stock options	—	744,269
Diluted
Income available to common stockholders plus assumed exercises of stock options	$60,206	33,389,962	$1.80

The following table shows the number of options that were excluded from the computation of diluted net income per common share for each period because the options were anti-dilutive for the period:

Shares
Three Months Ended June 30, 2019	158,500
Three Months Ended June 30, 2018	85,802
Six Months Ended June 30, 2019	169,301
Six Months Ended June 30, 2018	117,696

(10)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2019
Securities available for sale:
U.S. Treasury	$358,634	$—	$—	$358,634
U.S. federal agencies	—	26,155	—	26,155
Mortgage-backed securities	—	2,164	13,055	15,219
States and political subdivisions	—	23,149	—	23,149
Derivative assets	—	19	—	19
Derivative liabilities	—	17	—	17

December 31, 2018
Securities available for sale:
U.S. Treasury	$697,466	$—	$—	$697,466
U.S. federal agencies	—	29,919	—	29,919
Mortgage-backed securities	—	2,465	13,443	15,908
States and political subdivisions	—	27,411	—	27,411
Derivative assets	—	252	—	252
Derivative liabilities	—	238	—	238

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Six Months Ended June 30,	Twelve Months Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at the beginning of the year	$13,443	$14,467
Settlements	(396)	(1,037)
Total unrealized (losses) gains	8	13
Balance at the end of the period	$13,055	$13,443

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the three months ended June 30, 2019 and 2018, the Company did not transfer any securities between levels in the fair value hierarchy.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended June 30, 2019
Equity securities	$9,099
Impaired loans (less specific allowance)	32,277
Repossessed assets	201
Other real estate owned	1,759

As of and for the Year-to-date Period Ended December 31, 2018
Equity securities	$7,521
Impaired loans (less specific allowance)	34,396
Repossessed assets	183
Other real estate owned	4,683

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	June 30,		December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,704,438	$1,704,438	$1,424,255	$1,424,255
Securities held for investment	1,497	1,503	928	933
Loans held for sale	10,899	10,899	8,174	8,174
Level 3 inputs:
Securities held for investment	500	500	500	500
Loans, net of allowance for loan losses	5,039,295	5,052,074	4,924,587	4,901,159
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	6,613,613	6,729,518	6,605,495	6,713,542
Short-term borrowings	1,000	1,000	1,675	1,675
Junior subordinated debentures	26,804	28,777	26,804	29,549
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		2,277		2,158
Letters of credit		414		421

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued periodically) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at June 30, 2019 or December 31, 2018.

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2019
Net interest income	$21,438	$44,775	$1,411	$1,168	$—	$68,792
Noninterest income	4,635	16,243	10,105	37,917	(34,823)	34,077
Income before taxes	14,866	30,041	5,572	27,590	(34,241)	43,828

Three Months Ended June 30, 2018
Net interest income	$21,084	$42,068	$1,358	$370	$—	$64,880
Noninterest income	4,184	14,832	8,896	33,609	(31,084)	30,437
Income before taxes	14,883	27,942	4,028	23,622	(30,639)	39,836

Six Months Ended June 30, 2019
Net interest income	$42,791	$88,182	$2,582	$2,140	$—	$135,695
Noninterest income	8,844	31,128	19,978	73,438	(67,310)	66,078
Income before taxes	30,235	58,086	10,071	52,613	(66,163)	84,842

Six Months Ended June 30, 2018
Net interest income	$41,388	$83,450	$2,833	$244	$—	$127,915
Noninterest income	8,125	28,785	18,520	65,803	(60,686)	60,547
Income before taxes	29,619	54,290	9,071	43,537	(59,740)	76,777

Total Assets:
June 30, 2019	$2,795,525	$4,981,139	$45,972	$883,471	$(1,064,086)	$7,642,021
December 31, 2018	2,743,876	4,892,946	84,706	861,782	(1,009,052)	7,574,258

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s consolidated financial position and results of operations. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the Company’s consolidated financial statements and the related Notes included in Item 1.

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

SUMMARY

BancFirst Corporation’s net income for the second quarter of 2019 was $34.2 million, compared to $30.6 million for the second quarter of 2018. Diluted net income per common share was $1.02 and $0.91 for the second quarter of 2019 and 2018, respectively.

Net income was $66.0 million, or $1.98 diluted earnings per share, for the six months ended June 30, 2019, compared to net income of $60.2 million, or $1.80 diluted earnings per share, for the six months ended June 30, 2018. On January 11, 2018 the Company completed the acquisitions of two Oklahoma banking corporations. Consequently, the six months ended June 30, 2018 included one-time acquisition related expenses of approximately $2.2 million.

The Company’s net interest income for the second quarter of 2019 increased to $68.8 million, compared to $64.9 million for the second quarter of 2018. The net interest margin for the quarter was 3.89%, compared to 3.70% a year ago. The increase in margin was primarily due to the increase in the federal funds rate throughout 2018. The Company’s provision for loan losses for the second quarter of 2019 was $2.4 million, compared to $1.2 million a year ago. The increase in the provision was primarily due to downgrades of a few commercial loans during the quarter. Net charge-offs for both the second quarter of 2019 and 2018 were 0.01% of average loans. Noninterest income for the quarter totaled $34.1 million, compared to $30.4 million last year. The increase in noninterest income was primarily due to growth in debit card usage fees, sweep fees and equity security gains of $821,000. Noninterest expense for the quarter totaled $56.6 million, compared to $54.3 million last year. The increase in noninterest expenses was primarily due to salary increases in 2019. The Company’s effective tax rate was 22.0% compared to 23.2% for the second quarter of 2018. The decrease in the effective tax rate compared to the second quarter of 2018 was due to an increase in tax credits during the quarter.

At June 30, 2019, the Company’s total assets were $7.6 billion, an increase of $67.8 million from December 31, 2018. Securities of $425.2 million were down $347.0 million from December 31, 2018. Loans totaled $5.1 billion, an increase of $121.2 million from December 31, 2018. Deposits totaled $6.6 billion, virtually unchanged from December 31, 2018. The Company’s total stockholders’ equity was $956.4 million, an increase of $53.6 million over December 31, 2018.

Asset quality remained strong during the second quarter of 2019. Nonperforming and restructured assets represented 0.58% of total assets at June 30, 2019 and 0.59% at December 31, 2018. The allowance to total loans was 1.08% up slightly from 1.03% at year-end 2018. The allowance to nonperforming and restructured loans was 148.35% compared to 136.29% at year-end 2018.

On April 23, 2019, BancFirst Corporation entered into an agreement to acquire Pegasus, for an aggregate cash purchase price of $123.5 million. Pegasus is a Texas chartered bank with three banking locations in Dallas, Texas. As of December 31, 2018, Pegasus had approximately $639.1 million in total assets, $367.4 million in loans and $595.3 million in deposits. The acquisition is expected to be completed during the third quarter of 2019. Upon acquisition, Pegasus will continue to operate as “Pegasus Bank” under a separate Texas charter and remain an independent subsidiary of BancFirst Corporation governed by its existing board of directors. BancFirst Corporation intends to provide an appropriate amount of capital or other support to increase Pegasus’ ability to approve larger loans and allow Pegasus to continue to grow their assets.

On August 31, 2018, BFTower, LLC, a wholly-owned subsidiary of BancFirst, purchased the Cotter Ranch Tower in Oklahoma City for the Company’s corporate headquarters for $21.0 million. Cotter Ranch Tower was subsequently renamed BancFirst Tower. BancFirst Tower consists of an aggregate of 507,000 square feet, has 36 floors and is the second tallest building in Oklahoma City. The BancFirst Tower will remain an income producing property as approximately 55% is currently leased to outside tenants. BancFirst Tower will allow the Company to consolidate operations from three locations to one and will improve operational efficiencies. Upon consolidation, the Company expects to initially occupy approximately 35% of the BancFirst Tower, resulting in approximately 90% total occupancy. Renovations on BancFirst Tower will be substantially completed by the end of 2020 and are expected to cost approximately $70 million. The renovation costs include substantial deferred maintenance including HVAC, plumbing, electrical, elevators, building skin and roof while also including much needed improvements to both the interior and exterior common areas including the lobby, underground and outdoor plaza. The Company could start depreciating certain components of the renovation as they are put into service as early as September 2019. The Company estimates spending approximately $12 million on tenant improvements for the approximate 165,000 square feet that the Company will occupy.  The total purchase price, renovation costs, and Company tenant improvement costs were determined to be favorable to other alternatives, such as constructing new corporate headquarters or leasing space. On December 14, 2018, BFTower LLC, purchased a 42.6% ownership interest in SFPG, LLC, which is the owner of a 1,568 space parking garage adjacent to BancFirst Tower, for $9.8 million.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income Statement Data
Net interest income	$68,792	$64,880	$135,695	$127,915
Provision for loan losses	2,433	1,225	4,117	1,539
Securities transactions	821	115	821	101
Total noninterest income	34,077	30,437	66,078	60,547
Salaries and employee benefits	36,124	34,776	72,295	68,966
Total noninterest expense	56,608	54,256	112,814	110,146
Net income	34,167	30,586	66,004	60,206
Per Common Share Data
Net income – basic	$1.04	$0.93	$2.02	$1.84
Net income – diluted	1.02	0.91	1.98	1.80
Cash dividends	0.30	0.21	0.60	0.42
Performance Data
Return on average assets	1.78%	1.62%	1.74%	1.61%
Return on average stockholders’ equity	14.54	14.41	14.31	14.50
Cash dividend payout ratio	28.85	22.58	29.70	22.83
Net interest spread	3.29	3.28	3.28	3.31
Net interest margin	3.89	3.70	3.87	3.68
Efficiency ratio	55.03	56.92	55.91	58.44
Net charge-offs to average loans	0.01	0.01	0.01	0.02

Net Interest Income

For the three months ended June 30, 2019, net interest income, which is the Company’s principal source of operating revenue, increased $3.9 million or 6.0% compared to the three months ended June 30, 2018. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin for the second quarter of 2019 compared to the second quarter of 2018 increased primarily due to the increases in the federal funds rate throughout 2018.

Net interest income for the six months ended June 30, 2019 increased $7.8 million or 6.1% compared to the six months ended June 30, 2018. The net interest margin for the year-to-date increased compared to the same period of the previous year, as shown in the preceding table. The increase in the margin was primarily due to the increase in the federal funds rate throughout 2018.

Provision for Loan Losses

The Company’s provision for loan losses for the second quarter of 2019 was $2.4 million compared to $1.2 million a year ago. The increase in the provision was primarily due to downgrades of a few commercial loans during the quarter. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date.  Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $240,000 for the second quarter of 2019, compared to $575,000 for the second quarter of 2018. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

For the six months ended June 30, 2019, the Company’s provision for loan losses was $4.1 million compared to $1.5 million for the six months ended June 30, 2018. Net loan charge-offs were $398,000, compared to $1.0 million for the same period of the prior year.

Noninterest Income

Noninterest income, as presented in the preceding table, increased by $3.6 million for second quarter of 2019 compared to the second quarter of 2018. The increase in noninterest income was primarily due to growth in debit card usage fees, sweep fees and equity security gains of $821,000. The Company had fees from debit card usage totaling $8.6 million and $7.4 million during the three month periods ended June 30, 2019 and 2018, respectively. This represents 25.3% and 24.4% of the Company’s noninterest income for the three month periods ended June 30, 2019 and 2018, respectively. In addition, the Company has non-sufficient funds fees totaling $8.1 million and $7.5 million for the three month periods ended June 30, 2019 and 2018, respectively. This represents 23.8% and 24.8% of the Company’s noninterest income for the three month periods ended June 30, 2019 and 2018, respectively.

Noninterest income for the six months ended June 30, 2019 totaled $66.1 million compared to $60.5 million for the six months ended June 30, 2018. The increase in noninterest income was primarily due to growth in debit card usage fees, sweep fees and equity security gains of $821,000.  Fees from debit card usage totaled $16.4 million and $14.2 million during the six months ended June 30, 2019 and 2018, respectively. This represents 24.8% and 23.5% of the Company’s noninterest income for the six month periods ended June 30, 2019 and 2018, respectively. In addition, the Company had non-sufficient fund fees totaling $15.7 million and $14.8 million during the six months ended June 30, 2019 and 2018, respectively. This represents 23.8% and 24.5% of the Company’s noninterest income for the six month periods ended June 30, 2019 and 2018, respectively.

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

Noninterest Expense

For the three months ended June 30, 2019, noninterest expense totaled $56.6 million, compared to $54.3 million for the three months ended June 30, 2018. The increase in noninterest expense was due to salary increases in 2019.

For the six months ended June 30, 2019, noninterest expense totaled $112.8 million compared to $110.1 million for the six months ended June 30, 2018. The slight increase in noninterest expense was due to salary increases in 2019 offset by a decrease in other expense due to nonrecurring acquisition related expenses of approximately $2.2 million in 2018.

Income Taxes

The Company’s effective tax rate on income before taxes was 22.0% for the second quarter of 2019, compared to 23.2% for the second quarter of 2018. The decrease in the effective tax rate compared to the second quarter of 2018 was due to an increase in tax credits during the quarter.

The Company’s effective tax rate on income before taxes was 22.2% for the first six months of 2019, compared to 21.6% for the first six months of 2018.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2019	2018
	(unaudited)
Balance Sheet Data
Total assets	$7,642,021	$7,574,258
Total loans (net of unearned interest)	5,105,302	4,984,150
Allowance for loan losses	55,108	51,389
Debt securities	425,154	772,132
Deposits	6,613,613	6,605,495
Stockholders' equity	956,380	902,789
Book value per share	29.30	27.69
Tangible book value per share (non-GAAP)(1)	26.40	24.74
Average loans to deposits (year-to-date)	75.71%	74.63%
Average earning assets to total assets (year-to-date)	92.43	92.90
Average stockholders’ equity to average assets (year-to-date)	12.13	11.37
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.73%	0.76%
Nonperforming and restructured assets to total assets	0.58	0.59
Allowance for loan losses to total loans	1.08	1.03
Allowance for loan losses to nonperforming and restructured loans	148.35	136.29
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$956,380	$902,789
Less goodwill	79,749	79,749
Less intangible assets, net	14,936	16,470
Tangible stockholders' equity (non-GAAP)	$861,695	$806,570
Common shares outstanding	32,639,588	32,603,926
Tangible book value per share (non-GAAP)	$26.40	$24.74

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

Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks and interest-bearing deposits with banks increased by $280.2 million or 19.7% to $1.7 billion, from December 31, 2018 to June 30, 2019.

Securities

At June 30, 2019, total debt securities decreased $347.0 million, or 44.9% compared to December 31, 2018, due to maturing U.S. treasury securities. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $4.9 million at June 30, 2019, compared to a net unrealized loss of $2.9 million at December 31, 2018. These unrealized gains and losses are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a gain of $3.7 million at June 30, 2019 and a loss of $2.1 million at December 31, 2018.

Loans (Including Acquired Loans)

At June 30, 2019, loans totaled $5.1 billion, an increase of $121.2 million from December 31, 2018. The slight increase in loans was due to internal growth.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At June 30, 2019, the allowance for loan losses to total loans represented 1.08% of total loans, compared to 1.03% at December 31, 2018.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The interest rate component was $1.9 million at June 30, 2019 and $2.2 million at December 31, 2018. The credit component of the adjustment was $6.3 million at June 30, 2019 and $7.6 million at December 31, 2018 while the acquired loans outstanding were $212.9 million and $294.6 million, respectively.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $44.2 million at June 30, 2019, compared to $44.6 million at December 31, 2018. The Company’s level of nonperforming and restructured assets has continued to be relatively low.

Nonaccrual loans totaled $18.0 million at June 30, 2019, compared to $22.6 million at the end of 2018. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.0 million for the six months ended June 30, 2019 and $1.1 million for the six months ended June 30, 2018.  Only a small amount of this interest is expected to be ultimately collected.

Restructured loans totaled $16.5 million at June 30, 2019, compared to $13.2 million at the end of 2018. The increase in restructured loans was due primarily to a few commercial loans identified as troubled debt restructurings during the quarter. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

Other real estate owned and repossessed assets totaled $7.0 million at June 30, 2019, compared to $6.9 million at December 31, 2018.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $15.2 million of these loans at June 30, 2019, compared to $8.0 million at December 31, 2018. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At June 30, 2019, deposits totaled $6.6 billion, a small increase of $8.1 million from the December 31, 2018 total. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.2% at June 30, 2019 and 98.1% at December 31, 2018.  Noninterest-bearing deposits to total deposits were 39.8% at June 30, 2019, compared to 39.6% at December 31, 2018.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $1.0 million at June 30, 2019, compared to $1.7 million at December 31, 2018.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $786.0 million, are pledged as collateral for the borrowings under the line of credit. As of June 30, 2019 and December 31, 2018, the Company had no advances outstanding under the line of credit from FHLB. In addition, the Company has a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Capital Resources

Stockholders’ equity totaled $956.4 million at June 30, 2019, compared to $902.8 million at December 31, 2018. In addition to net income of $66.0 million, other changes in stockholders’ equity during the six months ended June 30, 2019 included $780,000 related to common stock issuances, $541,000 related to stock-based compensation and a $5.8 million increase in other comprehensive income, that were partially offset by $19.5 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at June 30, 2019, were well in excess of the regulatory requirements.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended June 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$5,082,637	$71,142	5.61%	$4,959,604	$65,750	5.32%
Securities – taxable	666,966	3,855	2.32	440,420	1,956	1.78
Securities – tax exempt	20,215	150	2.97	28,060	206	2.94
Federal funds sold and interest-bearing deposits with banks	1,339,375	8,135	2.44	1,633,030	7,420	1.82
Total earning assets	7,109,193	83,282	4.70	7,061,114	75,332	4.28
Nonearning assets:
Cash and due from banks	177,489			184,547
Interest receivable and other assets	457,888			389,845
Allowance for loan losses	(53,365)			(51,802)
Total nonearning assets	582,012			522,590
Total assets	$7,691,205			$7,583,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$738,742	$659	0.36%	$820,681	$602	0.29%
Savings deposits	2,637,248	10,424	1.59	2,502,282	7,189	1.15
Time deposits	678,680	2,719	1.61	754,710	1,919	1.02
Short-term borrowings	1,859	12	2.67	2,030	8	1.55
Junior subordinated debentures	26,804	492	7.37	31,959	544	6.83
Total interest-bearing liabilities	4,083,333	14,306	1.41	4,111,662	10,262	1.00
Interest-free funds:
Noninterest-bearing deposits	2,626,877			2,590,698
Interest payable and other liabilities	38,459			29,752
Stockholders’ equity	942,536			851,592
Total interest free funds	3,607,872			3,472,042
Total liabilities and stockholders’ equity	$7,691,205			$7,583,704
Net interest income		$68,976			$65,070
Net interest spread			3.29%			3.28%
Effect of interest free funds			0.60%			0.42%
Net interest margin			3.89%			3.70%

(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis

	Six Months Ended June 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$5,048,164	$140,016	5.59%	$4,976,658	$128,805	5.22%
Securities – taxable	708,015	8,190	2.33	439,638	3,854	1.77
Securities – tax exempt	20,850	309	2.99	28,748	422	2.96
Federal funds sold and interest-bearing deposits with banks	1,306,396	15,885	2.45	1,585,267	13,306	1.69
Total earning assets	7,083,425	164,400	4.68	7,030,311	146,387	4.20
Nonearning assets:
Cash and due from banks	178,808			185,045
Interest receivable and other assets	454,135			386,210
Allowance for loan losses	(52,674)			(52,138)
Total nonearning assets	580,269			519,117
Total assets	$7,663,694			$7,549,428
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$746,205	$1,321	0.36%	$815,284	$996	0.25%
Savings deposits	2,631,540	20,725	1.59	2,476,998	12,295	1.00
Time deposits	686,627	5,293	1.55	766,197	3,688	0.97
Short-term borrowings	1,948	22	2.30	4,996	43	1.74
Junior subordinated debentures	26,804	983	7.39	31,959	1,079	6.81
Total interest-bearing liabilities	4,093,124	28,344	1.40	4,095,434	18,101	0.89
Interest-free funds:
Noninterest-bearing deposits	2,603,725			2,586,470
Interest payable and other liabilities	37,010			30,215
Stockholders’ equity	929,835			837,309
Total interest free funds	3,570,570			3,453,994
Total liabilities and stockholders’ equity	$7,663,694			$7,549,428
Net interest income		$136,056			$128,286
Net interest spread			3.28%			3.31%
Effect of interest free funds			0.59%			0.37%
Net interest margin			3.87%			3.68%

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

Item 1A. Risk Factors.

Except as set forth below, as of June 30, 2019, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018:

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

10.4	Amendment Number One to the BancFirst Corporation Thrift Plan. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2018 and incorporated herein by reference).
10.5

Purchase and Sale Agreement and Escrow Instructions by and between Cotter Tower – Oklahoma L.P. and BancFirst Corporation. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 5, 2018 and incorporated herein by reference).

Exhibit Number	Exhibit
10.6

First Amendment to Purchase and Sale Agreement and Escrow Instructions by and between Cotter Tower – Oklahoma L.P. and BancFirst Corporation. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 5, 2018 and incorporated herein by reference).

10.7*	Sixth Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan.
10.8*	Sixth Amended and Restated BancFirst Corporation Directors’ Stock Option Plan.
10.9*	Fifteenth Amended and Restated BancFirst Corporation Stock Option Plan.
31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

104*	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: August 2, 2019	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2019	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)