Form 10-Q
period 2019-09-30
BANCFIRST CORP /OK/
filed 2019-11-08
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019 there were 32,666,268 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

September 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2019	2018
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$225,526	$228,431
Interest-bearing deposits with banks	1,476,340	1,195,824
Federal funds sold	300	—
Securities held for investment (fair value: $1,911 and $1,433, respectively)	1,911	1,428
Securities available for sale at fair value	553,664	770,704
Loans held for sale	16,089	8,174
Loans (net of unearned interest)	5,606,808	4,975,976
Allowance for loan losses	(55,928)	(51,389)
Loans, net of allowance for loan losses	5,550,880	4,924,587
Premises and equipment, net	203,772	174,362
Other real estate owned	6,829	6,690
Intangible assets, net	24,025	16,470
Goodwill	147,013	79,749
Accrued interest receivable and other assets	182,467	167,839
Total assets	$8,388,816	$7,574,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,879,746	$2,613,876
Interest-bearing	4,450,931	3,991,619
Total deposits	7,330,677	6,605,495
Short-term borrowings	605	1,675
Accrued interest payable and other liabilities	50,978	37,495
Junior subordinated debentures	26,804	26,804
Total liabilities	7,409,064	6,671,469

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,644,018 and 32,603,926, respectively	32,644	32,604
Capital surplus	151,470	149,709
Retained earnings	792,009	722,615
Accumulated other comprehensive income (loss), net of income tax of $1,248 and $(731), respectively	3,629	(2,139)
Total stockholders' equity	979,752	902,789
Total liabilities and stockholders' equity	$8,388,816	$7,574,258

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
INTEREST INCOME
Loans, including fees	$75,260	$66,788	$214,980	$195,311
Securities:
Taxable	2,361	2,246	10,551	6,100
Tax-exempt	103	145	347	478
Federal funds sold	1	89	3	288
Interest-bearing deposits with banks	8,704	8,165	24,587	21,272
Total interest income	86,429	77,433	250,468	223,449
INTEREST EXPENSE
Deposits	13,644	11,171	40,983	28,150
Short-term borrowings	7	42	29	85
Junior subordinated debentures	491	547	1,474	1,626
Total interest expense	14,142	11,760	42,486	29,861
Net interest income	72,287	65,673	207,982	193,588
Provision for loan losses	2,758	747	6,875	2,286
Net interest income after provision for loan losses	69,529	64,926	201,107	191,302
NONINTEREST INCOME
Trust revenue	3,490	3,281	9,917	9,806
Service charges on deposits	19,866	18,103	56,643	52,293
Securities transactions (includes accumulated other comprehensive income reclassifications of $0, $9, $0 and $9, respectively)	—	(64)	821	37
Income from sales of loans	964	800	2,530	2,253
Insurance commissions	5,535	5,207	15,220	14,333
Cash management	4,430	3,383	12,608	9,785
(Loss)/gain on sale of other assets	(1)	195	(12)	348
Other	1,343	1,896	3,978	4,493
Total noninterest income	35,627	32,801	101,705	93,348
NONINTEREST EXPENSE
Salaries and employee benefits	40,354	35,051	112,649	104,017
Occupancy, net	3,386	3,386	8,966	10,184
Depreciation	3,268	2,733	9,268	7,572
Amortization of intangible assets	842	740	2,359	2,232
Data processing services	1,467	1,418	4,209	3,816
Net expense/(income) from other real estate owned	26	64	(361)	109
Marketing and business promotion	2,047	1,997	6,227	5,998
Deposit insurance	(81)	597	996	1,856
Other	10,882	9,823	30,692	30,171
Total noninterest expense	62,191	55,809	175,005	165,955
Income before taxes	42,965	41,918	127,807	118,695
Income tax expense	9,597	9,035	28,435	25,606
Net income	$33,368	$32,883	$99,372	$93,089
NET INCOME PER COMMON SHARE
Basic	$1.02	$1.01	$3.04	$2.85
Diluted	$1.00	$0.98	$2.98	$2.78
OTHER COMPREHENSIVE GAIN/(LOSS)
Unrealized (losses)/gains on securities, net of tax of $1, $352, $(1,979) and $1,005, respectively	(26)	(1,027)	5,768	(2,956)
Reclassification adjustment for losses included in net income	—	(7)	—	(7)
Other comprehensive (losses)/gains, net of tax of $1, $354, $(1,979) and $802, respectively	(26)	(1,034)	5,768	(2,963)
Comprehensive income	$33,342	$31,849	$105,140	$90,126

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
COMMON STOCK
Issued at beginning of period	$32,640	$32,731	$32,604	$31,895
Shares issued for stock options	4	19	40	122
Shares issued for acquisitions	—	—	—	733
Issued at end of period	$32,644	$32,750	$32,644	$32,750
CAPITAL SURPLUS
Balance at beginning of period	$150,995	$148,494	$149,709	$107,481
Common stock issued for stock options	128	395	873	2,015
Common stock issued for acquisitions	—	—	—	38,765
Stock-based compensation arrangements	347	353	888	981
Balance at end of period	$151,470	$149,242	$151,470	$149,242
RETAINED EARNINGS
Balance at beginning of period	$769,090	$684,425	$722,615	$638,580
Net income	33,368	32,883	99,372	93,089
Cumulative effect of change in accounting principle	—	—	—	(618)
Dividends on common stock ($0.32, $0.30, $0.92 and $0.72 per share, respectively)	(10,449)	(9,827)	(29,978)	(23,570)
Balance at end of period	$792,009	$707,481	$792,009	$707,481
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain/(losses) on securities:
Balance at beginning of period	$3,655	$(3,638)	$(2,139)	$(2,327)
Net change	(26)	(1,034)	5,768	(2,963)
Cumulative effect of change in accounting principle	—	—	—	618
Balance at end of period	$3,629	$(4,672)	$3,629	$(4,672)
Total stockholders’ equity	$979,752	$884,801	$979,752	$884,801

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99,372	$93,089
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	6,875	2,286
Depreciation and amortization	11,627	9,804
Net amortization of securities premiums and discounts	(3,764)	(141)
Realized securities gains	(821)	(37)
Gain on sales of loans	(2,530)	(2,253)
Cash receipts from the sale of loans originated for sale	164,319	145,840
Cash disbursements for loans originated for sale	(169,740)	(142,207)
Deferred income tax (benefit) provision	(752)	83
Gain on other assets	(454)	(341)
Decrease (increase) in interest receivable	1,243	(2,380)
Increase in interest payable	235	764
Amortization of stock-based compensation arrangements	888	981
Excess tax benefit from stock-based compensation arrangements	(288)	(1,067)
Other, net	6,255	1,188
Net cash provided by operating activities	112,465	105,609
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	77,672	6,248
Net (increase)/decrease in federal funds sold	(300)	22,948
Purchases of held for investment securities	(1,010)	(225)
Purchases of available for sale securities	(99,093)	(168,971)
Proceeds from maturities, calls and paydowns of held for investment securities	527	1,077
Proceeds from maturities, calls and paydowns of available for sale securities	369,073	121,581
Proceeds from sales of available for sale securities	—	31,286
Purchase of equity securities	(2,806)	(2,118)
Proceeds from paydowns and sales of equity securities	1,897	1,414
Net change in loans	(250,095)	81,000
Purchases of premises, equipment and computer software	(19,865)	(44,398)
Other, net	(2,593)	(2,283)
Net cash provided by investing activities	73,407	47,559
FINANCING ACTIVITIES
Net change in deposits	121,260	(101,874)
Net (decrease)/increase in short-term borrowings	(1,075)	1,300
Issuance of common stock in connection with stock options, net	913	2,137
Cash dividends paid	(29,359)	(20,440)
Net cash provided by/(used in) financing activities	91,739	(118,877)
Net increase in cash, due from banks and interest-bearing deposits	277,611	34,291
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,424,255	1,757,875
Cash, due from banks and interest-bearing deposits at the end of the period	$1,701,866	$1,792,166
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$42,100	$29,096
Cash paid during the period for income taxes	$26,775	$24,255
Noncash investing and financing activities:
Stock issued in acquisitions	$—	$39,498
Cash consideration for acquisitions	$123,457	$24,722
Fair value of assets acquired in acquisitions	$729,365	$377,320
Liabilities assumed in acquisitions	$605,908	$338,860
Unpaid common stock dividends declared	$10,445	$9,823

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

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., BancFirst Risk & Insurance Company, Pegasus Bank and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate, Inc., BFTower, LLC and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the unaudited interim consolidated financial statements.

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

In June 2016, the FASB issued ASU No.  2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 requires enhanced disclosures related to the significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements. In that regard, the Company has formed a task force under the direction of its Chief Financial Officer. In preparation, the Company has developed new credit estimation models, processes and controls. Internal validation of the model is underway and expected to be completed during the fourth quarter of 2019. The Company has performed test runs of the new processes and controls and begun full parallel runs. The adoption of ASU 2016-13 could result in an increase or decrease in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that the Company establish an allowance for expected credit losses for certain debt securities and other financial assets. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. The Company expects to adopt the standard in the first quarter of 2020.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On August 15, 2019, BancFirst Corporation acquired Pegasus Bank, for an aggregate cash purchase price of $123.5 million. Pegasus Bank is a Texas state-chartered bank with three banking locations in Dallas, Texas. Upon acquisition, Pegasus Bank had approximately $651.1 million in total assets, $389.9 million in loans and $603.9 million in deposits. Pegasus Bank will continue to operate as “Pegasus Bank” under a separate Texas state-charter and remain an independent subsidiary of BancFirst Corporation. BancFirst Corporation intends to provide an appropriate amount of capital or other support to increase Pegasus Bank’s ability to approve larger loans and allow Pegasus Bank to continue to grow their assets. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $9.9 million and goodwill of approximately $67.3 million. The initial accounting for the business combination is not complete due to limited time since the acquisition date. However, we do not expect any acquisition related adjustments to be material to the financial statements. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of Pegasus Bank complements the Company by expanding into the high-growth Dallas market.

On August 31, 2018, BFTower, LLC, a wholly-owned subsidiary of BancFirst purchased Cotter Ranch Tower in Oklahoma City for the Company’s corporate headquarters for $21.0 million. Cotter Ranch Tower was subsequently renamed BancFirst Tower. BancFirst Tower consists of an aggregate of 507,000 square feet, has 36 floors and is the second tallest building in Oklahoma City. The BancFirst Tower will remain an income producing property as approximately 55% is currently, and is intended to continue to be, leased to outside tenants. BancFirst Tower will allow the Company to consolidate operations from three locations to one and will improve operational efficiencies. Upon consolidation, the Company expects to occupy approximately 35% of BancFirst Tower, resulting in approximately 90% total occupancy.  Renovations on BancFirst Tower are expected to be completed by the end of 2021 and are expected to cost approximately $75 million. The renovation costs include substantial deferred maintenance including HVAC, plumbing, electrical, elevators, building skin and roof while also including much needed improvements to both the interior and exterior common areas including the lobby, underground and outdoor plaza. The Company could start depreciating certain components of the renovation as they are put into service as early as December 2019. The Company estimates spending approximately $12 million on tenant improvements for the approximate 165,000 square feet that the Company will occupy.  The total purchase price, renovation costs, and Company tenant improvement costs were determined to be favorable to other alternatives, such as constructing new corporate headquarters or leasing space. On December 14, 2018, BFTower LLC, purchased a 42.6% ownership interest in SFPG, LLC, which is the owner of a 1,568 space parking garage adjacent to BancFirst Tower, for $9.8 million.

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

(3)	SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019	(Dollars in thousands)
Mortgage backed securities (1)	$101	$4	$—	$105
States and political subdivisions	1,310	1	(5)	1,306
Other securities	500	—	—	500
Total	$1,911	$5	$(5)	$1,911
December 31, 2018
Mortgage backed securities (1)	$133	$5	$—	$138
States and political subdivisions	795	—	—	795
Other securities	500	—	—	500
Total	$1,428	$5	$—	$1,433

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019	(Dollars in thousands)
U.S. treasuries	$463,898	$5,286	$(238)	$468,946
U.S. federal agencies	23,731	36	(25)	23,742
Mortgage backed securities (1)	17,400	142	(70)	17,472
States and political subdivisions	23,270	315	(36)	23,549
Asset backed securities	13,491	—	(533)	12,958
Other securities	6,997	1	(1)	6,997
Total	$548,787	$5,780	$(903)	$553,664
December 31, 2018
U.S. treasuries	$699,882	$1,108	$(3,524)	$697,466
U.S. federal agencies	30,079	—	(160)	29,919
Mortgage backed securities (1)	2,352	114	(1)	2,465
States and political subdivisions	27,246	277	(112)	27,411
Asset backed securities	14,015	—	(572)	13,443
Total	$773,574	$1,499	$(4,369)	$770,704

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.

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

	September 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$300	$300	$495	$495
After one year but within five years	1,063	1,060	369	370
After five years but within ten years	546	549	562	565
After ten years	2	2	2	3
Total	$1,911	$1,911	$1,428	$1,433
Available for Sale
Contractual maturity of debt securities:
Within one year	$211,927	$211,804	$411,256	$410,327
After one year but within five years	289,140	294,436	313,416	311,924
After five years but within ten years	6,359	9,206	7,524	7,685
After ten years	41,361	38,218	41,378	40,768
Total debt securities	$548,787	$553,664	$773,574	$770,704

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Book value of pledged securities	$391,249	$472,053

(4)	LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
BancFirst
Commercial and financial:
Commercial and industrial	$1,098,602	19.60%	$1,032,787	20.76%
Oil & gas production and equipment	143,083	2.55	94,729	1.90
Agriculture	130,150	2.32	136,313	2.74
State and political subdivisions:
Taxable	71,521	1.28	76,211	1.53
Tax-exempt	52,261	0.93	48,415	0.97
Real estate:
Construction	464,341	8.28	451,224	9.07
Farmland	242,181	4.32	219,241	4.41
One to four family residences	1,010,237	18.02	979,170	19.68
Multifamily residential properties	114,558	2.04	65,949	1.33
Commercial	1,480,898	26.41	1,506,937	30.28
Consumer	355,923	6.35	328,069	6.59
Other (not classified above)	50,909	0.91	36,931	0.74
Pegasus Bank	392,144	6.99	—	—
Total loans	$5,606,808	100.00%	$4,975,976	100.00%

BancFirst’s loans are mostly to customers within Oklahoma and approximately 59% of the loans are secured by real estate. Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

BancFirst’s commercial and industrial loan category includes a small percentage of loans to companies that provide ancillary services to the oil and gas industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these loans was approximately $83 million at September 30, 2019 and approximately $60 million at December 31, 2018.

Pegasus Bank’s loans are mostly to customers within Texas and approximately $209 million or 53% of the loans are secured by real estate. Pegasus Bank’s commercial and industrial loans were approximately $160 million, of which approximately $40 million were loans to companies in the oil and gas industry.

Accounting policies related to appraisals, nonaccruals and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Past due 90 days or more and still accruing	$11,215	$1,916
Nonaccrual	19,995	22,603
Restructured	17,504	13,188
Total nonperforming and restructured loans	48,714	37,707
Other real estate owned and repossessed assets	7,055	6,873
Total nonperforming and restructured assets	$55,769	$44,580

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.4 million for the nine months ended September 30, 2019 and approximately $1.7 million for the nine months ended September 30, 2018.

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

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
BancFirst
Real estate:
Non-residential real estate owner occupied	$2,082	$838
Non-residential real estate other	1,718	187
Residential real estate permanent mortgage	1,291	954
Residential real estate all other	6,142	5,488
Commercial and financial:
Non-consumer non-real estate	3,171	5,682
Consumer non-real estate	412	437
Other loans	368	490
Acquired loans	3,932	8,527
Pegasus Bank	879	—
Total	$19,995	$22,603

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
	(Dollars in thousands)
As of September 30, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$1,325	$935	$4,859	$7,119	$678,852	$685,971	$3,808
Non-residential real estate other	1,066	—	73	1,139	1,189,409	1,190,548	—
Residential real estate permanent mortgage	1,387	1,166	1,930	4,483	334,943	339,426	1,297
Residential real estate all other	2,633	665	5,694	8,992	882,771	891,763	442
Commercial and financial:
Non-consumer non-real estate	1,642	665	2,358	4,665	1,419,409	1,424,074	420
Consumer non-real estate	1,899	695	578	3,172	355,152	358,324	376
Other loans	683	737	4,340	5,760	149,582	155,342	4,340
Acquired loans	1,529	989	2,088	4,606	164,610	169,216	532
Pegasus Bank	—	879	—	879	391,265	392,144	—
Total	$12,164	$6,731	$21,920	$40,815	$5,565,993	$5,606,808	$11,215
As of December 31, 2018
BancFirst
Real estate:
Non-residential real estate owner occupied	$5,114	$810	$43	$5,967	$620,654	$626,621	$—
Non-residential real estate other	2,772	32	114	2,918	1,143,210	1,146,128	—
Residential real estate permanent mortgage	2,448	653	693	3,794	324,908	328,702	430
Residential real estate all other	1,728	292	2,799	4,819	822,685	827,504	612
Commercial and financial:
Non-consumer non-real estate	3,620	702	833	5,155	1,278,499	1,283,654	282
Consumer non-real estate	1,991	565	559	3,115	323,747	326,862	325
Other loans	322	158	178	658	141,251	141,909	—
Acquired loans	5,240	1,669	4,936	11,845	282,751	294,596	267
Total	$23,235	$4,881	$10,155	$38,271	$4,937,705	$4,975,976	$1,916

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

The following table presents impaired loans, segregated by class of loans. During the period ended September 30, 2019 and September 30, 2018, no material amount of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of September 30, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$12,817	$12,566	$450	$9,352
Non-residential real estate other	3,873	3,593	279	2,501
Residential real estate permanent mortgage	3,060	2,768	254	2,422
Residential real estate all other	7,752	7,483	3,264	6,801
Commercial and financial:
Non-consumer non-real estate	11,853	11,237	923	11,131
Consumer non-real estate	959	826	108	718
Other loans	4,917	4,708	94	424
Acquired loans	6,108	4,603	2	7,199
Pegasus Bank	2,989	2,190	—	1,089
Total	$54,328	$49,974	$5,374	$41,637

As of December 31, 2018
BancFirst
Real estate:
Non-residential real estate owner occupied	$7,126	$6,933	$202	$7,739
Non-residential real estate other	949	757	50	6,057
Residential real estate permanent mortgage	1,789	1,545	127	1,650
Residential real estate all other	7,177	6,862	2,433	7,154
Commercial and financial:
Non-consumer non-real estate	18,507	10,977	881	12,140
Consumer non-real estate	928	829	131	846
Other loans	710	490	35	481
Acquired loans	12,846	9,864	2	11,050
Total	$50,032	$38,257	$3,861	$47,117

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

Pegasus Bank Credit Quality Indicators

Pegasus Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Pegasus Bank analyzes loans individually by classifying the loans as to credit risk. Pegasus Bank uses the following definitions for risk ratings:

Pass

Loans classified as a pass are loans with low to average risk. These loans are included in grade 1 and 2 for the purposes of the following table:

Special Mention

Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Pegasus Bank’s credit position at some future date. These loans are included in grade 3 for the purposes of the following table:

Substandard

Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Pegasus Bank will sustain some loss if the deficiencies are not corrected. These loans are included in grade 4 for the purposes of the following table:

Doubtful

Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. These loans, if any, would be included in grade 5 for the purposes of the following table:

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of September 30, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$531,883	$125,467	$26,082	$2,539	$—	$685,971
Non-residential real estate other	896,692	264,421	28,669	766	—	1,190,548
Residential real estate permanent mortgage	288,714	41,332	7,104	2,225	51	339,426
Residential real estate all other	697,825	172,253	14,986	6,699	—	891,763
Commercial and financial:
Non-consumer non-real estate	1,136,324	256,992	28,590	2,168	—	1,424,074
Consumer non-real estate	333,508	21,608	2,410	798	—	358,324
Other loans	149,914	3,878	1,528	22	—	155,342
Acquired loans	98,685	59,027	7,223	4,067	214	169,216
Pegasus Bank	258,497	131,458	1,310	879	—	392,144
Total	$4,392,042	$1,076,436	$117,902	$20,163	$265	$5,606,808

As of December 31, 2018
BancFirst
Real estate:
Non-residential real estate owner occupied	$451,059	$157,715	$16,949	$898	$—	$626,621
Non-residential real estate other	932,454	188,341	25,146	187	—	1,146,128
Residential real estate permanent mortgage	279,870	39,806	7,401	1,625	—	328,702
Residential real estate all other	644,217	162,003	15,232	6,052	—	827,504
Commercial and financial:
Non-consumer non-real estate	1,000,089	264,134	15,128	4,303	—	1,283,654
Consumer non-real estate	302,217	21,600	2,255	790	—	326,862
Other loans	136,132	5,542	116	119	—	141,909
Acquired loans	156,008	109,075	20,884	8,284	345	294,596
Total	$3,902,046	$948,216	$103,111	$22,258	$345	$4,975,976

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
	(Dollars in thousands)
Three Months Ended September 30, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$6,887	$(2)	$1	$(1)	$72	$6,958
Non-residential real estate other	11,287	(35)	33	(2)	478	11,763
Residential real estate permanent mortgage	3,325	(63)	2	(61)	97	3,361
Residential real estate all other	11,721	(29)	2	(27)	507	12,201
Commercial and financial:
Non-consumer non-real estate	15,232	(244)	49	(195)	347	15,384
Consumer non-real estate	3,234	(287)	66	(221)	261	3,274
Other loans	2,449	—	9	9	189	2,647
Acquired loans	973	(1,517)	53	(1,464)	767	276
Pegasus Bank	—	—	24	24	40	64
Total	$55,108	$(2,177)	$239	$(1,938)	$2,758	$55,928

Nine Months Ended September 30, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$6,328	$(11)	$2	$(9)	$639	$6,958
Non-residential real estate other	11,027	(57)	34	(23)	759	11,763
Residential real estate permanent mortgage	3,261	(130)	11	(119)	219	3,361
Residential real estate all other	10,673	(224)	29	(195)	1,723	12,201
Commercial and financial:
Non-consumer non-real estate	13,151	(401)	201	(200)	2,433	15,384
Consumer non-real estate	3,065	(569)	175	(394)	603	3,274
Other loans	2,423	—	87	87	137	2,647
Acquired loans	1,461	(1,713)	206	(1,507)	322	276
Pegasus Bank	—	—	24	24	40	64
Total	$51,389	$(3,105)	$769	$(2,336)	$6,875	$55,928

	ALL
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provisions charged to operations	Balance at end of period
	(Dollars in thousands)
Three Months Ended September 30, 2018
BancFirst
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
BancFirst
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

	ALL
	September 30, 2019		December 31, 2018

	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
BancFirst
Real estate:
Non-residential real estate owner occupied	$1,110	$5,848	$669	$5,659
Non-residential real estate other	1,152	10,611	1,119	9,908
Residential real estate permanent mortgage	556	2,805	505	2,756
Residential real estate all other	4,379	7,822	3,413	7,260
Commercial and financial:
Non-consumer non-real estate	3,185	12,199	2,114	11,037
Consumer non-real estate	355	2,919	374	2,691
Other loans	17	2,630	65	2,358
Acquired loans	—	276	—	1,461
Pegasus Bank	—	64	—	—
Total	$10,754	$45,174	$8,259	$43,130

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	September 30, 2019			December 31, 2018
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
BancFirst
Real estate:
Non-residential real estate owner occupied	$28,622	$657,349	$—	$17,846	$608,775	$—
Non-residential real estate other	29,435	1,161,113	—	25,333	1,120,795	—
Residential real estate permanent mortgage	9,380	330,046	—	9,026	319,676	—
Residential real estate all other	21,685	870,078	—	21,285	806,219	—
Commercial and financial:
Non-consumer non-real estate	30,626	1,393,448	—	19,432	1,264,222	—
Consumer non-real estate	3,208	355,116	—	3,093	323,769	—
Other loans	175	155,167	—	209	141,700	—
Acquired loans	10,504	157,761	951	22,132	265,084	7,380
Pegasus Bank	—	389,955	2,189	—	—	—
Total	$133,635	$5,470,033	$3,140	$118,356	$4,850,240	$7,380

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers during the periods presented, are summarized as follows:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Other real estate owned	$2,972	$2,944
Repossessed assets	946	842
Total	$3,918	$3,786

(5)	INTANGIBLE ASSETS

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of September 30, 2019
Core deposit intangibles	$35,855	$(13,210)	$22,645
Customer relationship intangibles	5,699	(4,376)	1,323
Mortgage servicing intangibles	375	(318)	57
Total	$41,929	$(17,904)	$24,025
As of December 31, 2018
Core deposit intangibles	$25,907	$(11,113)	$14,794
Customer relationship intangibles	5,699	(4,115)	1,584
Mortgage servicing intangibles	397	(305)	92
Total	$32,003	$(15,533)	$16,470

The following is a summary of goodwill by business segment:

				Other	Executive,
	Metropolitan	Community	Pegasus	Financial	Operations
	Banks	Banks	Bank	Services	& Support	Consolidated
	(Dollars in thousands)
Nine months ended September 30, 2019
Balance at beginning of period	$13,767	$59,894	$—	$5,464	$624	$79,749
Acquisitions	—	—	67,264	—	—	67,264
Balance at beginning and end of period	$13,767	$59,894	$67,264	$5,464	$624	$147,013

The Company acquired Pegasus Bank on August 15, 2019, which added $67.3 million in goodwill.  The Company did not apply push down accounting and therefore the goodwill associated with this acquisition is included at the holding company level.

Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

(6)	LEASES

Lessee

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases - (Topic 842),” which requires the recognition of the Company’s operating leases on its balance sheet. See Note (1) for additional information.

The Company has operating leases, which primarily consist of office space in buildings, ATM locations, storage facilities, parking lots and land on which it owns certain buildings. Rent expense for all operating leases totaled approximately $357,000 and $398,000 for the three months ended September 30, 2019 and September 30, 2018, respectively. Rent expense for all operating leases totaled approximately $1.1 million and $1.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, a right of use lease asset included in accrued interest receivable and other assets on the balance sheet totaled $6.1 million, and a related lease liability included in accrued interest payable and other liabilities on the balance sheet totaled $6.1 million. There have been no significant changes in our expected future minimum lease payments since December 31, 2018, which are disclosed in Note (19) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, our operating leases have a weighted-average remaining lease term of 4.1 years and a weighted-average discount rate of 3.4 percent.

Maturity of Operating Lease Liabilities

September 30, 2019
(Dollars in thousands)
2019 (three months)	$11
2020	688
2021	118
2022	1,361
2023	857
Thereafter	3,049
Operating Lease Liability	$6,084

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the balance sheet as premises and equipment. The Company had operating lease revenue of $1.6 million for the three months ended September 30, 2019 and $4.7 million for the nine months ended September 30, 2019, which is included in occupancy, net on the consolidated statement of comprehensive income.

Future Minimum Lease Payments to be received

The Company does not have operating leases that extend beyond 2026. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

September 30, 2019
(Dollars in thousands)
2019 (three months)	$1,066
2020	2,770
2021	1,939
2022	1,294
2023	832
2024	289
2025-2026	367
Total Future Minimum Lease Payments	$8,557

(7)	STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company has amended the BancFirst ISOP since 1986 to increase the number of shares to be issued under the plan to 6,484,530 shares. At September 30, 2019, there were 330,000 shares available for future grants. The BancFirst ISOP will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2019 will become exercisable through the year 2026. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company has amended the BancFirst Directors’ Stock Option Plan since 1999 to increase the number of shares to be issued under the plan to 530,000 shares. At September 30, 2019, there were 15,000 shares available for future grants. The BancFirst Directors’ Stock Option Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of September 30, 2019 will become exercisable through the year 2023. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Nine Months Ended September 30, 2019
Outstanding at December 31, 2018	1,216,700	$28.48
Options granted	95,000	55.63
Options exercised	(30,550)	23.24
Options canceled, forfeited, or expired	(22,500)	51.83
Outstanding at September 30, 2019	1,258,650	30.24	9.21 Yrs	$31,698
Exercisable at September 30, 2019	652,150	22.53	6.86 Yrs	$21,451

The following table has additional information regarding options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Total intrinsic value of options exercised	$87	$766	$991	$4,593
Cash received from options exercised	99	413	710	2,057
Tax benefit realized from options exercised	22	195	252	1,170

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Stock-based compensation expense	$347	$353	$888	$981
Tax benefit	88	90	226	250
Stock-based compensation expense, net of tax	$259	$263	$662	$731

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

September 30, 2019
(Dollars in thousands)
Unearned stock-based compensation expense	$3,676

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Nine Months Ended September 30,
	2019	2018
Weighted average grant-date fair value per share of options granted	$13.31	$14.93
Risk-free interest rate	1.55 to 2.76%	2.55 to 3.05%
Dividend yield	2.00%	2.00%
Stock price volatility	22.93 to 23.63%	23.05 to 23.46%
Expected term	10 Yrs	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company has amended the BancFirst Deferred Stock Compensation Plan since 1999 to increase the number of shares to be issued under the plan to 244,148 shares. The BancFirst Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 9,542 and 3,891 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the nine months ended September 30, 2019 and September 30, 2018, respectively.

A summary of the accumulated stock units is as follows:

	September 30,	December 31,
	2019	2018
Accumulated stock units	141,086	143,347
Average price	$26.68	$24.91

(8)	STOCKHOLDERS’ EQUITY

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

The Company, BancFirst and Pegasus Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s and BancFirst’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of September 30, 2019, the Company, BancFirst and Pegasus Bank met all capital adequacy requirements to which they are subject.  The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2019:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$887,070	14.34%	$494,966	8.00%	$649,643	10.50%	N/A	N/A
BancFirst	812,703	14.12%	460,315	8.00%	604,164	10.50%	$575,394	10.00%
Pegasus Bank	55,783	13.38%	33,359	8.00%	43,784	10.50%	41,699	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$805,142	13.01%	$278,418	4.50%	$433,095	7.00%	N/A	N/A
BancFirst	736,839	12.81%	258,927	4.50%	402,776	7.00%	$374,006	6.50%
Pegasus Bank	52,286	12.54%	18,765	4.50%	29,190	7.00%	27,105	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$831,142	13.43%	$371,225	6.00%	$525,901	8.50%	N/A	N/A
BancFirst	756,839	13.15%	345,236	6.00%	489,085	8.50%	$460,315	8.00%
Pegasus Bank	52,286	12.54%	25,020	6.00%	35,444	8.50%	33,359	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$831,142	10.59%	$314,007	4.00%	N/A	N/A	N/A	N/A
BancFirst	756,839	10.06%	300,900	4.00%	N/A	N/A	$376,124	5.00%
Pegasus Bank	52,286	7.71%	27,139	4.00%	N/A	N/A	33,924	5.00%

As of September 30, 2019, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst and Pegasus Bank as “well capitalized” under the prompt corrective action provisions. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notifications of BancFirst or Pegasus Bank’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

(9)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share based on weighted-average shares outstanding are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended September 30, 2019
Basic
Income available to common stockholders	$33,368	32,641,902	$1.02
Dilutive effect of stock options	—	685,311
Diluted
Income available to common stockholders plus assumed exercises of stock options	$33,368	33,327,213	$1.00
Three Months Ended September 30, 2018
Basic
Income available to common stockholders	$32,883	32,742,480	$1.01
Dilutive effect of stock options	—	761,663
Diluted
Income available to common stockholders plus assumed exercises of stock options	$32,883	33,504,143	$0.98

Nine Months Ended September 30, 2019
Basic
Income available to common stockholders	$99,372	32,627,924	$3.04
Dilutive effect of stock options	—	686,374
Diluted
Income available to common stockholders plus assumed exercises of stock options	$99,372	33,314,298	$2.98
Nine Months Ended September 30, 2018
Basic
Income available to common stockholders	$93,089	32,678,310	$2.85
Dilutive effect of stock options	—	752,451
Diluted
Income available to common stockholders plus assumed exercises of stock options	$93,089	33,430,761	$2.78

The following table shows the number of options that were excluded from the computation of diluted net income per common share for each period because the options were anti-dilutive for the period:

Shares
Three Months Ended September 30, 2019	164,696
Three Months Ended September 30, 2018	83,799
Nine Months Ended September 30, 2019	174,489
Nine Months Ended September 30, 2018	84,368

(10)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2019
Securities available for sale:
U.S. Treasury	$468,946	$—	$—	$468,946
U.S. federal agencies	—	23,742	—	23,742
Mortgage-backed securities	—	17,472	—	17,472
States and political subdivisions	—	23,549	—	23,549
Asset backed securities	—	—	12,958	12,958
Other securities	—	6,997	—	6,997
Derivative assets	—	18	—	18
Derivative liabilities	—	14	—	14

December 31, 2018
Securities available for sale:
U.S. Treasury	$697,466	$—	$—	$697,466
U.S. federal agencies	—	29,919	—	29,919
Mortgage-backed securities	—	2,465	—	2,465
States and political subdivisions	—	27,411	—	27,411
Asset backed securities	—	—	13,443	13,443
Derivative assets	—	252	—	252
Derivative liabilities	—	238	—	238

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at the beginning of the year	$13,443	$14,467
Settlements	(525)	(1,037)
Total unrealized gains	40	13
Balance at the end of the period	$12,958	$13,443

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the nine months ended September 30, 2019 and 2018, the Company did not transfer any securities between levels in the fair value hierarchy.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended September 30, 2019
Equity securities	$9,251
Impaired loans (less specific allowance)	44,600
Repossessed assets	215
Other real estate owned	1,980

As of and for the Year-to-date Period Ended December 31, 2018
Equity securities	$7,521
Impaired loans (less specific allowance)	34,396
Repossessed assets	183
Other real estate owned	4,683

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30,		December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,702,166	$1,702,166	$1,424,255	$1,424,255
Securities held for investment	1,411	1,411	928	933
Loans held for sale	16,089	16,089	8,174	8,174
Level 3 inputs:
Securities held for investment	500	500	500	500
Loans, net of allowance for loan losses	5,550,880	5,586,751	4,924,587	4,901,159
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	7,330,677	7,342,023	6,605,495	6,713,542
Short-term borrowings	605	605	1,675	1,675
Junior subordinated debentures	26,804	29,120	26,804	29,549
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		2,694		2,158
Letters of credit		473		421

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage service rights, which are valued periodically) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at September 30, 2019 or December 31, 2018.

(11)SEGMENT INFORMATION

The Company evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The five principal business units are metropolitan banks, community banks, Pegasus Bank, other financial services and executive, operations and support. Metropolitan banks, community banks and Pegasus Bank offer traditional banking products such as commercial and retail lending and a full line of deposit accounts. Metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. Community banks consist of banking locations in communities throughout Oklahoma. Pegasus Bank consists of banking locations in the Dallas metropolitan area. Other financial services are specialty product business units including guaranteed small business lending, residential mortgage lending, trust services, securities brokerage, electronic banking and insurance. The executive, operations and support groups represent executive management, operational support and corporate functions that are not allocated to the other business units.

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Pegasus Bank	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2019
Net interest income	$21,955	$44,707	$2,954	$1,654	$1,017	$—	$72,287
Noninterest income	4,862	16,823	109	10,916	39,640	(36,723)	35,627
Income before taxes	15,670	29,710	1,404	6,239	25,882	(35,940)	42,965

Three Months Ended September 30, 2018
Net interest income	$21,313	$42,773	$—	$1,241	$346	$—	$65,673
Noninterest income	4,266	15,404	—	10,264	36,503	(33,636)	32,801
Income before taxes	16,538	27,515	—	4,440	26,344	(32,919)	41,918

Nine Months Ended September 30, 2019
Net interest income	$64,746	$132,889	$2,954	$4,236	$3,157	$—	$207,982
Noninterest income	13,706	47,951	109	30,894	113,078	(104,033)	101,705
Income before taxes	45,905	87,796	1,404	16,310	78,495	(102,103)	127,807

Nine Months Ended September 30, 2018
Net interest income	$62,701	$126,223	$—	$4,074	$590	$—	$193,588
Noninterest income	12,391	44,189	—	28,784	102,306	(94,322)	93,348
Income before taxes	46,157	81,805	—	13,511	69,881	(92,659)	118,695

Total Assets:
September 30, 2019	$2,720,095	$4,970,497	$731,400	$112,527	$867,134	$(1,012,837)	$8,388,816
December 31, 2018	2,743,876	4,892,946	—	84,706	861,782	(1,009,052)	7,574,258

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

SUMMARY

BancFirst Corporation’s net income for the third quarter of 2019 was $33.4 million, compared to $32.9 million for the third quarter of 2018. Diluted net income per common share was $1.00 and $0.98 for the third quarter of 2019 and 2018, respectively.

Net income was $99.4 million, or $2.98 diluted earnings per share, for the nine months ended September 30, 2019, compared to net income of $93.1 million, or $2.78 diluted earnings per share, for the nine months ended September 30, 2018. On August 15, 2019 the Company completed the acquisition of Pegasus Bank in Dallas, Texas. As a result, the third quarter of 2019 included acquisition related expenses of approximately $3.1 million. On January 11, 2018 the Company completed the acquisitions of two Oklahoma banking corporations. Consequently, the nine months ended September 30, 2018 included acquisition related expenses of approximately $2.6 million.

The Company’s net interest income for the third quarter of 2019 increased to $72.3 million, compared to $65.7 million for the third quarter of 2018. The net interest margin for the quarter was 3.89%, compared to 3.68% a year ago. The Company’s net interest margin for the third quarter of 2019 compared to the third quarter of 2018 increased primarily due to the higher average federal funds rate in the third quarter of 2019 and loan growth during the quarter. The Company’s provision for loan losses for the third quarter of 2019 was $2.8 million, compared to $747,000 a year ago. The increase in the provision was primarily due to downgrades of a few commercial loans during the quarter. Net charge-offs for the third quarter of 2019 were 0.04% of average loans compared to 0.02% of average loans in 2018.  Net charge-offs for the full year of 2019 were 0.05% of average loans compared to 0.04% of average loans in 2018. Noninterest income for the quarter totaled $35.6 million, compared to $32.8 million last year. The increase in noninterest income was primarily due to growth in debit card usage fees and sweep fees. Noninterest expense for the quarter totaled $62.2 million, compared to $55.8 million last year. The increase in noninterest expenses was primarily due to salary increases in 2019 and greater acquisition related expenses in 2019.

At September 30, 2019, the Company’s total assets were $8.4 billion, an increase of $814.6 million from December 31, 2018. Securities of $555.6 million were down $216.6 million from December 31, 2018. Loans totaled $5.6 billion, an increase of $638.7 million from December 31, 2018. Deposits totaled $7.3 billion, an increase of $725.2 million from the December 31, 2018 total. The Company’s total stockholders’ equity was $979.8 million, an increase of $77.0 million over December 31, 2018.

On August 15, 2019, BancFirst Corporation acquired Pegasus Bank, for an aggregate cash purchase price of $123.5 million. Pegasus Bank is a Texas state-chartered bank with three banking locations in Dallas, Texas. Upon acquisition, Pegasus Bank had approximately $651.1 million in total assets, $389.9 million in loans, and $603.9 million in deposits. Pegasus Bank will continue to operate as “Pegasus Bank” under a separate Texas state-charter and remain an independent subsidiary of BancFirst Corporation. BancFirst Corporation intends to provide an appropriate amount of capital to increase Pegasus Bank’s ability to approve larger loans and allow Pegasus Bank to continue to grow their assets. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $9.9 million and goodwill of approximately $67.3 million. The initial accounting for the business combination is not complete due to limited time since the acquisition date. However, we do not expect any acquisition related adjustments to be material to the financial statements. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of Pegasus Bank complements the Company by expanding into the high-growth Dallas market.

Asset quality remained strong during the third quarter of 2019. Nonperforming and restructured assets represented 0.67% of total assets at September 30, 2019 and 0.59% at December 31, 2018. The allowance to total loans was 0.99% down slightly from 1.03% at year-end 2018. The allowance to nonperforming and restructured loans was 114.06% compared to 136.29% at year-end 2018.

On August 31, 2018, BFTower, LLC, a wholly-owned subsidiary of BancFirst, purchased the Cotter Ranch Tower in Oklahoma City for the Company’s corporate headquarters for $21.0 million. Cotter Ranch Tower was subsequently renamed BancFirst Tower. BancFirst Tower consists of an aggregate of 507,000 square feet, has 36 floors and is the second tallest building in Oklahoma City. The BancFirst Tower will remain an income producing property as approximately 55% is currently, and is intended to continue to be, leased to outside tenants. BancFirst Tower will allow the Company to consolidate operations from three locations to one and will improve operational efficiencies. Upon consolidation, the Company expects to initially occupy approximately 35% of the BancFirst Tower, resulting in approximately 90% total occupancy. Renovations on BancFirst Tower are expected to be completed by the end of 2021 and are expected to cost approximately $75 million. The renovation costs include substantial deferred maintenance including HVAC, plumbing, electrical, elevators, building skin and roof while also including much needed improvements to both the interior and exterior common areas including the lobby, underground and outdoor plaza. The Company could start depreciating certain components of the renovation as they are put into service as early as December 2019. The Company estimates spending approximately $12 million on tenant improvements for the approximate 165,000 square feet that the Company will occupy.  The total purchase price, renovation costs, and Company tenant improvement costs were determined to be favorable to other alternatives, such as constructing new corporate headquarters or leasing space. On December 14, 2018, BFTower LLC, purchased a 42.6% ownership interest in SFPG, LLC, which is the owner of a 1,568 space parking garage adjacent to BancFirst Tower, for $9.8 million.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income Statement Data
Net interest income	$72,287	$65,673	$207,982	$193,588
Provision for loan losses	2,758	747	6,875	2,286
Securities transactions	—	(64)	821	37
Total noninterest income	35,627	32,801	101,705	93,348
Salaries and employee benefits	40,354	35,051	112,649	104,017
Total noninterest expense	62,191	55,809	175,005	165,955
Net income	33,368	32,883	99,372	93,089
Per Common Share Data
Net income – basic	$1.02	$1.01	$3.04	$2.85
Net income – diluted	1.00	0.98	2.98	2.78
Cash dividends	0.32	0.30	0.92	0.72
Performance Data
Return on average assets	1.65%	1.71%	1.71%	1.64%
Return on average stockholders’ equity	13.80	14.86	14.14	14.62
Cash dividend payout ratio	31.37	29.70	30.26	25.26
Net interest spread	3.34	3.20	3.30	3.28
Net interest margin	3.89	3.68	3.88	3.68
Efficiency ratio	57.63	56.67	56.51	57.84
Net charge-offs to average loans	0.04	0.02	0.05	0.04

Net Interest Income

For the three months ended September 30, 2019, net interest income, which is the Company’s principal source of operating revenue, increased $6.6 million or 10.1% compared to the three months ended September 30, 2018. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin for the third quarter of 2019 compared to the third quarter of 2018 increased primarily due to the higher average federal funds rate in the third quarter of 2019 and loan growth during such quarter. If the federal funds rate continues to decline compared to the average for the current quarter, the Company expects the yield on earning assets to decrease, which would negatively impact the net interest margin.

Net interest income for the nine months ended September 30, 2019 increased $14.4 million or 7.4% compared to the nine months ended September 30, 2018. The net interest margin for the year-to-date increased compared to the same period of the previous year, as shown in the preceding table. The increase in the margin was primarily due to the higher average federal funds rate throughout 2019 compared to 2018 and loan growth during 2019. If the federal funds rate continues to decline compared to the average for the current year, the Company expects the yield on earning assets to decrease, which would negatively impact the net interest margin.

Provision for Loan Losses

The Company’s provision for loan losses for the third quarter of 2019 was $2.8 million compared to $747,000 a year ago. The increase in the provision was primarily due to downgrades of a few commercial loans during the quarter. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date.  Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $1.9 million for the third quarter of 2019, primarily related to the charge-off of acquired loans, compared to $1.1 million for the third quarter of 2018. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a very low level.

For the nine months ended September 30, 2019, the Company’s provision for loan losses was $6.9 million compared to $2.3 million for the nine months ended September 30, 2018. The increase in the provision was primarily due to downgrades of a few commercial loans as well as loan growth during 2019. Net loan charge-offs were $2.3 million, compared to $2.1 million for the same period of the prior year.

Noninterest Income

Noninterest income, as presented in the preceding table, increased by $2.8 million for third quarter of 2019 compared to the third quarter of 2018. The increase in noninterest income was primarily due to growth in debit card usage fees and sweep fees. The Company had fees from debit card usage totaling $8.7 million and $7.4 million during the three month periods ended September 30, 2019 and 2018, respectively. This represents 24.3% and 22.7% of the Company’s noninterest income for the three month periods ended September 30, 2019 and 2018, respectively. In addition, the Company has non-sufficient funds fees totaling $8.8 million and $8.2 million for the three month periods ended September 30, 2019 and 2018, respectively. This represents 24.7% and 24.9% of the Company’s noninterest income for the three month periods ended September 30, 2019 and 2018, respectively.

Noninterest income for the nine months ended September 30, 2019 totaled $101.7 million compared to $93.3 million for the nine months ended September 30, 2018. The increase in noninterest income was primarily due to growth in debit card usage fees, sweep fees, insurance commissions and equity security gains of $821,000.  Fees from debit card usage totaled $25.1 million and $21.7 million during the nine months ended September 30, 2019 and 2018, respectively. This represents 24.6% and 23.2% of the Company’s noninterest income for the nine month periods ended September 30, 2019 and 2018, respectively. In addition, the Company had non-sufficient fund fees totaling $24.5 million and $23.0 million during the nine months ended September 30, 2019 and 2018, respectively. This represents 24.1% and 24.6% of the Company’s noninterest income for the nine month periods ended September 30, 2019 and 2018, respectively.

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

Noninterest Expense

For the three months ended September 30, 2019, noninterest expense totaled $62.2 million, compared to $55.8 million for the three months ended September 30, 2018. The increase in noninterest expenses was primarily due to salary increases in 2019 and acquisition related expenses of approximately $3.1 million.

For the nine months ended September 30, 2019, noninterest expense totaled $175.0 million compared to $166.0 million for the nine months ended September 30, 2018. The increase in noninterest expense was due to salary increases and acquisition related expenses of approximately $3.1 million in 2019 partially offset by a decrease in other expense due to acquisition related expenses of approximately $2.6 million in 2018.

Income Taxes

The Company’s effective tax rate on income before taxes was 22.3% for the third quarter of 2019, compared to 21.6% for the third quarter of 2018. The increase in the effective tax rate compared to the third quarter of 2018 was due to a decrease in option exercises during the quarter.

The Company’s effective tax rate on income before taxes was 22.3% for the first nine months of 2019, compared to 21.6% for the first nine months of 2018.  The increase in the effective tax rate compared 2018 was due to a decrease in option exercises during such year.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)
Balance Sheet Data
Total assets	$8,388,816	$7,574,258
Total loans (net of unearned interest)	5,622,897	4,984,150
Allowance for loan losses	55,928	51,389
Debt securities	555,575	772,132
Deposits	7,330,677	6,605,495
Stockholders' equity	979,752	902,789
Book value per share	30.01	27.69
Tangible book value per share (non-GAAP)(1)	24.77	24.74
Average loans to deposits (year-to-date)	76.15%	74.63%
Average earning assets to total assets (year-to-date)	92.36	92.90
Average stockholders’ equity to average assets (year-to-date)	12.07	11.37
Asset Quality Ratios
Nonperforming and restructured loans to total loans	0.87%	0.76%
Nonperforming and restructured assets to total assets	0.66	0.59
Allowance for loan losses to total loans	0.99	1.03
Allowance for loan losses to nonperforming and restructured loans	114.81	136.29
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$979,752	$902,789
Less goodwill	147,013	79,749
Less intangible assets, net	24,025	16,470
Tangible stockholders' equity (non-GAAP)	$808,714	$806,570
Common shares outstanding	32,644,018	32,603,926
Tangible book value per share (non-GAAP)	$24.77	$24.74

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

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks, interest-bearing deposits with banks and federal funds sold increased by $277.9 million or 19.5% to $1.7 billion, from December 31, 2018 to September 30, 2019. The increase was primarily from cash from the Pegasus Bank acquisition and maturities of U. S. treasury securities.

Securities

At September 30, 2019, total debt securities decreased $216.6 million, or 28.1% compared to December 31, 2018, due to maturing U.S. treasury securities. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $4.9 million at September 30, 2019, compared to a net unrealized loss of $2.9 million at December 31, 2018. These unrealized gains and losses are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a gain of $3.6 million at September 30, 2019 and a loss of $2.1 million at December 31, 2018.

Loans (Including Acquired Loans)

At September 30, 2019, loans totaled $5.6 billion, an increase of $638.7 million from December 31, 2018. The increase in loans was due to internal growth, and the acquisition of Pegasus Bank, which added approximately $389.9 million in the third quarter of 2019.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

At September 30, 2019, the allowance for loan losses to total loans represented 0.99% of total loans, compared to 1.03% at December 31, 2018.

The fair value adjustment on BancFirst and Pegasus Bank acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The interest rate component was $1.9 million at September 30, 2019 and $2.2 million at December 31, 2018. The credit component of the adjustment was $7.6 million at September 30, 2019 and $7.6 million at December 31, 2018. The BancFirst acquired loans outstanding were $169.2 million at September 30, 2019 and $294.6 million at December 31, 2018. The Pegasus Bank acquired loans were approximately $371.1 million at September 30, 2019.

Nonperforming and Restructured Assets

Nonperforming and restructured assets totaled $55.8 million at September 30, 2019, compared to $44.6 million at December 31, 2018. The Company’s level of nonperforming and restructured assets has continued to be relatively low.

Nonaccrual loans totaled $20.0 million at September 30, 2019, compared to $22.6 million at the end of 2018. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.4 million for the nine months ended September 30, 2019 and $1.7 million for the nine months ended September 30, 2018.  Only a small amount of this interest is expected to be ultimately collected.

Restructured loans totaled $17.5 million at September 30, 2019, compared to $13.2 million at the end of 2018. The increase in restructured loans was due primarily to a few commercial loans identified as troubled debt restructurings during the year. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

Other real estate owned and repossessed assets totaled $7.1 million at September 30, 2019, compared to $6.9 million at December 31, 2018.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $17.4 million of these loans at September 30, 2019, compared to $8.0 million at December 31, 2018. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans which are considered to have identifiable probable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At September 30, 2019, deposits totaled $7.3 billion, an increase of $725.2 million from the December 31, 2018 total primarily related to the acquisition of Pegasus Bank, which added approximately $603.9 million in deposits. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.3% at September 30, 2019 and 98.1% at December 31, 2018.  Noninterest-bearing deposits to total deposits were 39.3% at September 30, 2019, compared to 39.6% at December 31, 2018.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $605,000 at September 30, 2019, compared to $1.7 million at December 31, 2018.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $794.1 million, are pledged as collateral for the borrowings under the line of credit. As of September 30, 2019 and December 31, 2018, the Company had no advances outstanding under the line of credit from FHLB. In addition, the Company has a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

Parent Company Cash

Parent company cash decreased from $105.1 million at December 31, 2018 to $2.9 million at September 30, 2019 due to the $123.5 million purchase price for Pegasus Bank and a subsequent $5.0 million capital infusion.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Capital Resources

Stockholders’ equity totaled $979.8 million at September 30, 2019, compared to $902.8 million at December 31, 2018. In addition to net income of $99.4 million, other changes in stockholders’ equity during the nine months ended September 30, 2019 included $913,000 related to common stock issuances for stock option exercises, $888,000 related to stock-based compensation and a $5.8 million increase in other comprehensive income, that were partially offset by $30.0 million in dividends. The Company’s leverage ratio and total risk-based capital ratios at September 30, 2019, were well in excess of the regulatory requirements.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis

(Dollars in thousands)

	Three Months Ended September 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$5,376,278	$75,446	5.57%	$4,973,580	$66,852	5.33%
Securities – taxable	427,152	2,361	2.19	432,935	2,246	2.06
Securities – tax exempt	17,399	130	2.96	23,469	184	3.10
Federal funds sold and interest-bearing deposits with banks	1,577,446	8,705	2.19	1,657,460	8,254	1.98
Total earning assets	7,398,275	86,642	4.65	7,087,444	77,536	4.34
Nonearning assets:
Cash and due from banks	178,862			182,449
Interest receivable and other assets	500,067			414,096
Allowance for loan losses	(56,056)			(52,293)
Total nonearning assets	622,873			544,252
Total assets	$8,021,148			$7,631,696
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$737,162	$646	0.35%	$775,122	$744	0.38%
Savings deposits	2,835,855	10,127	1.42	2,553,401	8,010	1.24
Time deposits	690,867	2,871	1.65	736,060	2,417	1.30
Short-term borrowings	1,063	7	2.72	8,960	42	1.85
Junior subordinated debentures	26,804	491	7.27	31,959	547	6.80
Total interest-bearing liabilities	4,291,751	14,142	1.31	4,105,502	11,760	1.14
Interest-free funds:
Noninterest-bearing deposits	2,720,830			2,610,935
Interest payable and other liabilities	49,262			37,051
Stockholders’ equity	959,305			878,208
Total interest free funds	3,729,397			3,526,194
Total liabilities and stockholders’ equity	$8,021,148			$7,631,696
Net interest income		$72,500			$65,776
Net interest spread			3.34%			3.20%
Effect of interest free funds			0.55%			0.48%
Net interest margin			3.89%			3.68%

(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis

	Nine Months Ended September 30,
	2019			2018
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$5,158,737	$215,462	5.58%	$4,975,621	$195,657	5.26%
Securities – taxable	613,365	10,551	2.30	437,379	6,100	1.86
Securities – tax exempt	19,687	439	2.98	26,969	606	3.00
Federal funds sold and interest-bearing deposits with banks	1,397,739	24,590	2.35	1,609,596	21,560	1.79
Total earning assets	7,189,528	251,042	4.67	7,049,565	223,923	4.25
Nonearning assets:
Cash and due from banks	178,826			184,170
Interest receivable and other assets	469,615			395,607
Allowance for loan losses	(53,814)			(52,190)
Total nonearning assets	594,627			527,587
Total assets	$7,784,155			$7,577,152
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$743,158	$1,967	0.35%	$801,750	$1,740	0.29%
Savings deposits	2,700,393	30,852	1.53	2,502,746	20,305	1.08
Time deposits	688,056	8,164	1.59	756,041	6,105	1.08
Short-term borrowings	1,650	29	2.31	6,332	85	1.79
Junior subordinated debentures	26,804	1,474	7.35	31,959	1,626	6.80
Total interest-bearing liabilities	4,160,061	42,486	1.37	4,098,828	29,861	0.97
Interest-free funds:
Noninterest-bearing deposits	2,643,189			2,594,714
Interest payable and other liabilities	41,138			32,518
Stockholders’ equity	939,767			851,092
Total interest free funds	3,624,094			3,478,324
Total liabilities and stockholders’ equity	$7,784,155			$7,577,152
Net interest income		$208,556			$194,062
Net interest spread			3.30%			3.28%
Effect of interest free funds			0.58%			0.40%
Net interest margin			3.88%			3.68%

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

Item 1A. Risk Factors.

Except as set forth below, as of September 30, 2019, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018:

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

10.4	Amendment Number One to the BancFirst Corporation Thrift Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2018 and incorporated herein by reference).
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

10.7

Sixth Amended and Restated BancFirst Corporation Directors’ Deferred Stock Compensation Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019 and incorporated herein by reference).

10.8

Sixth Amended and Restated BancFirst Corporation Directors’ Stock Option Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019 and incorporated herein by reference).

10.9

Fifteenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2019 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

104*	Cover Page Interactive Date File (formatted as Inline XBRL and included in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: November 8, 2019	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)