Form 10-K
period 2019-12-31
BANCFIRST CORP /OK/
filed 2020-02-28
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to____

Commission file number 0-14384

BANCFIRST CORPORATION

(Exact name of registrant as specified in its charter)

oklahoma	73-1221379
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 North Broadway, Oklahoma City, Oklahoma 73102

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (405) 270-1086

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 Par Value Per Share	BANF	NASDAQ Global Select Market System

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
7.2% Cumulative Trust Preferred Securities	BANFP	NASDAQ Global Select Market System

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

The aggregate market value of the Common Stock held by nonaffiliates of the registrant computed using the last sale price on June 30, 2019 was approximately $1,049,634,555.

As of January 31, 2020, there were 32,695,575 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders of the registrant (the “2020 Proxy Statement”) to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

BANCFIRST CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

General

BancFirst Corporation (the “Company”) is a financial holding company headquartered in Oklahoma City, Oklahoma and registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). It conducts a vast majority of its operating activities through its wholly-owned subsidiary, BancFirst (“BancFirst”), an Oklahoma state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also conducts operating activities through its wholly-owned subsidiary, Pegasus Bank (“Pegasus Bank”), a Texas state-chartered bank headquartered in Dallas, Texas. In addition, the Company owns 100% of the common securities of BFC Capital Trust II (a Delaware business trust), 100% of Council Oak Partners LLC, an Oklahoma limited liability company engaging in investing activities, 100% of BancFirst Insurance Services, Inc., an Oklahoma business corporation operating as an independent insurance agency and 100% of BancFirst Risk & Insurance Company, a captive insurance company regulated by the Oklahoma Insurance Department.

The Company was incorporated as United Community Corporation in July 1984 to become a bank holding company. In June 1985, it merged with seven Oklahoma bank holding companies that had operated under common ownership and the Company has conducted business as a bank holding company since that time. Over the next several years, the Company acquired additional banks and bank holding companies, and in November 1988, the Company changed its name to BancFirst Corporation. Effective April 1, 1989, the Company consolidated its 12 subsidiary banks and formed BancFirst. Over the intervening decades, the Company has continued to expand through acquisitions and de-novo branches. The Company currently has 108 banking locations serving 58 communities throughout Oklahoma and 3 banking locations in Dallas, Texas.

BancFirst’s strategy focuses on providing a full range of commercial banking services to retail customers and small to medium-sized businesses in both the non-metropolitan trade centers and cities in the metropolitan statistical areas of Oklahoma. BancFirst operates as a “super community bank”, managing its community banking offices on a decentralized basis, which permits them to be responsive to local customer needs. Underwriting, funding, customer service and pricing decisions are made by presidents in each market within BancFirst’s strategic parameters. At the same time, BancFirst generally has a larger lending capacity, broader product line and greater operational scale than its principal competitors in the non-metropolitan market areas (which typically are independently owned community banks). In the metropolitan markets served by BancFirst, the Company’s strategy is to focus on the needs of local businesses that seek more responsive services than are available at larger institutions.

BancFirst maintains a strong community orientation by, among other things, selecting members of the communities in which BancFirst’s branches operate to local consulting boards that assist in marketing and providing feedback on BancFirst’s products and services to meet customer needs. As a result of the development of broad banking relationships with its customers and community branch network, BancFirst’s lending and investing activities are funded almost entirely by core deposits.

BancFirst centralizes virtually all of its processing, support and investment functions in order to achieve consistency and operational efficiencies. BancFirst maintains centralized control functions such as operations support, bookkeeping, accounting, loan review, compliance and internal auditing to ensure effective risk management. BancFirst also provides, on a centralized basis, certain specialized financial services that require unique expertise.

BancFirst provides a wide range of retail and commercial banking services, including: commercial, real estate, energy, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; trust services; retail brokerage services; and other services tailored for both individual and corporate customers. Through its Technology and Operations Center, BancFirst provides item processing, research and other correspondent banking services to financial institutions and governmental units.

BancFirst’s primary lending activity is the financing of business and industry in its market areas. Its commercial loan customers are generally small to medium-sized businesses engaged in light manufacturing, local wholesale and retail trade, commercial and residential real estate development and construction, services, agriculture and the energy industry. Most forms of commercial lending are offered, including commercial mortgages, other forms of asset-based financing and working capital lines of credit. In addition, BancFirst offers Small Business Administration (“SBA”) guaranteed loans through BancFirst Commercial Capital, a division established in 1991.

Consumer lending activities of BancFirst consist of traditional forms of financing for automobiles, home equity loans and other personal loans. Residential loans consist primarily of home loans in non-metropolitan areas, which are generally shorter in duration than typical mortgages and reprice within five years.

BancFirst’s range of deposit services include checking accounts, Negotiable Order of Withdrawal (“NOW”) accounts, savings accounts, money market accounts, sweep accounts, club accounts, individual retirement accounts and certificates of deposit. Overdraft protection and auto draft services are also offered. Deposits of BancFirst are insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”).

Trust services offered through BancFirst’s Trust and Investment Management Division (the “Trust Division”) consist primarily of investment management and administration of trusts for individuals, corporations and employee benefit plans. In addition, the Trust Division serves as bond trustee and paying agent for various Oklahoma municipalities and governmental entities.

Insurance services offered through BancFirst Insurance Services, Inc. consists of business and personal insurance, employee benefits, surety bonds and claims and risk management.

BancFirst has the following principal subsidiaries: Council Oak Investment Corporation, a small business investment corporation, Council Oak Real Estate, Inc., a real estate investment company, BancFirst Agency, Inc., a credit life insurance agency and BFTower, LLC (which owns a 42.6% ownership interest in SFPC, LLC, a parking garage, and a 50% ownership interest in ParcFirst@Bricktown, LLC, a surface parking lot). All of these companies are Oklahoma corporations.

Pegasus Bank’s lending activities include private banking, energy, commercial and residential real estate and commercial and industrial loans.  The bank has a full complement of deposit products including sweep accounts and securities investment products.

The Company had approximately 1,948 full-time equivalent employees at December 31, 2019, compared to approximately 1,906 full-time equivalent employees at December 31, 2018. Its principal executive offices are located at 101 North Broadway, Oklahoma City, Oklahoma 73102, telephone number (405) 270-1086.

Market Areas and Competition

The banking environment in Oklahoma is very competitive. The geographic dispersion of the BancFirst’s banking locations presents several different levels and types of competition. In general, however, each location competes with other banking institutions, savings and loan associations, brokerage firms, personal loan finance companies and credit unions within their respective market areas. The communities in which BancFirst maintains offices are generally local trade centers throughout Oklahoma. The major areas of competition include interest rates charged on loans, underwriting terms and conditions, interest rates paid on deposits, fees on non-credit services, levels of service charges on deposits, completeness of product lines and quality of service.

Management believes BancFirst is in an advantageous competitive position operating as a “super community bank.” Under this strategy, BancFirst provides a broad line of financial products and services for small to medium-sized businesses and consumers through full service community banking offices with decentralized management, while achieving operating efficiency and product scale through product standardization and centralization of processing and other functions. Each full-service banking office has senior management with significant lending experience who exercise substantial autonomy over credit and pricing decisions. This decentralized management approach, coupled with continuity of service by the same staff members, enables BancFirst to develop long-term customer relationships, maintain high-quality service and respond quickly to customer needs. The majority of its competitors in the non-metropolitan areas are much smaller, and do not offer the range of products and services nor have the lending capacity of BancFirst. In the metropolitan communities, BancFirst’s strategy is to be more responsive to, and more focused on, the needs of local businesses that are not served effectively by larger institutions. As reported by the FDIC, the Company’s market share of deposits within the state of Oklahoma was 7.28% as of June 30, 2019 and 7.82% as of June 30, 2018.

Marketing to existing and potential customers is performed through a variety of media advertising, direct mail and direct personal contacts. BancFirst monitors the needs of its customer base through its Product Development Group, which develops and enhances products and services in response to such needs. Sales, customer service, compliance and product training are coordinated with incentive programs to sell BancFirst’s products and services.

The banking environment in North Texas is one of the most competitive in the nation.  Pegasus Bank’s marketing avoids media campaigns and its growth is dependent on the experience, knowledge and contacts of its relationship officers and directors.

Operating Segments

The Company has five principal business units: metropolitan banks, community banks, Pegasus Bank, other financial services and executive operations and support. For more information on the Company’s Operating Segments, see Note (22), “Segment Information,” to the Company’s Consolidated Financial Statements.

Control of Company

Affiliates of the Company beneficially own approximately 42% of the outstanding shares of the Company’s common stock as of January 31, 2020. Under the Company’s Bylaws, holders of a majority of the outstanding shares of common stock are able to elect all of the directors and approve significant corporate actions, including business combinations. Accordingly, while the Company’s affiliates do not have legal control, i.e., a majority of the outstanding shares of common stock, they have effective control of the Company.

Supervision and Regulation

Banking is a complex, highly regulated industry. The growth and earnings performance of the Company, BancFirst and Pegasus Bank can be affected by management decisions, general and local economic conditions, statutes, and the regulations and policies  administered by various governmental regulatory authorities. These authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the FDIC, the Oklahoma State Banking Department and the Texas Department of Banking.

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

Regulatory Agencies

In the U.S., banking is regulated at both the federal and state level. Commercial banks in the United States are able to choose to organize as national banks with a charter issued by the Office of the Comptroller of the Currency (“OCC”) or as state banks with a charter issued by a state government. The choice of charter determines which agency will supervise the bank: the primary supervisor of nationally chartered banks is the OCC, whereas state-chartered banks are supervised jointly by their state chartering authority and either the FDIC or the Federal Reserve Board, depending upon whether the state-chartered bank is a member of the Federal Reserve System. BancFirst is chartered by the State of Oklahoma and at the state level is supervised and regulated by the Oklahoma State Banking Department under the Oklahoma Banking Code. BancFirst has elected not to be a member of the Federal Reserve System and, consequently, is supervised and regulated by the FDIC at the federal level. BancFirst’s deposits are insured by the Deposit Insurance Fund (“DIF”) of the FDIC to the extent provided by law. Pegasus Bank is chartered by the State of Texas and at the state level is supervised and regulated by the Texas Department of Banking. Pegasus Bank has elected not to be a member of the Federal Reserve System and, consequently, is supervised and regulated by the FDIC at the federal level. Pegasus Bank’s deposits are insured by the DIF of the FDIC to the extent provided by law.

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

Dividend Restrictions

The principal source of the Company’s liquidity is dividends from BancFirst. Various federal and state statutory provisions and regulations limit the amount of dividends the Company’s subsidiary banks and certain other subsidiaries may pay without regulatory approval. The payment of dividends by its subsidiary banks may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The appropriate federal regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, in the current financial and economic environment, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Transactions with Affiliates

The Company, BancFirst and Pegasus Bank are deemed affiliates of each other within the meaning of the Federal Reserve Act, and covered transactions between affiliates are subject to certain restrictions, including compliance with Sections 23A and 23B of the Federal Reserve Act and their implementing regulations. These regulations limit the types and amounts of covered transactions engaged in by a financial institution and its affiliates, and generally require those transactions to be on an arm’s-length basis. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In general, these regulations require that any such transaction by a financial institution with an affiliate must be secured by designated amounts of specified collateral and must be limited to certain thresholds on an individual and aggregate basis.

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

Source of Strength

Federal Reserve Board policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide the support. If a bank holding company was unable to pay mandated assessments in support of its subsidiary banks, the FDIC could order the sale of the bank holding company’s stock in the subsidiary banks to cover the deficiency.

Capital loans by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary banks. In addition, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of its subsidiary banks will be assumed by the bankruptcy trustee and entitled to priority of payment.

Capital Requirements

The Company, BancFirst and Pegasus Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to the Company, BancFirst and Pegasus Bank are based on the Basel III Capital Rules established by the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. The requirements are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments.

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

The Basel III Capital Rules, among other things, (i) include a capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CETI and not to the other components of capital, and (iv) require certain deductions/adjustments to capital.

Under the Basel III Capital Rules, the initial minimum capital ratios are as follows:

•	4.5% CET1 to risk-weighted assets.
•	6.0% Tier 1 capital to risk-weighted assets.
•	8.0% Total capital to risk-weighted assets.
•	4.0% Tier 1 capital to average quarterly assets (known as the “leverage ratio”).

The Basel III Capital Rules also require a “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is 2.5%. The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is only applicable to certain covered institutions and does not have any current applicability to the Company, BancFirst or Pegasus Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

As of January 1, 2019, the Basel III Capital Rules require the Company, BancFirst and Pegasus Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, (iii) a minimum ratio of total capital to risk-weighted assets of at least 10.5%; and (iv) a minimum leverage ratio of 4%.  As of December 31, 2019, the Company had a CET1 ratio of 13.15%, a Tier 1 ratio of 13.56%, a total capital ratio of 14.42% and a leverage ratio of 10.28%. As of December 31, 2019, BancFirst had a CET1 ratio of 12.88%, a Tier 1 ratio of 13.22%, a total capital ratio of 14.14% and a leverage ratio of 10.22%. As of December 31, 2019, Pegasus Bank had a CET1 ratio of 13.35%, a Tier 1 ratio of 13.35%, a total capital ratio of 14.15% and a leverage ratio of 8.58%.

Liquidity Coverage Ratio

The liquidity framework under the Basel III Capital Rules (the "Basel III liquidity framework") applies a balance sheet perspective to establish quantitative standards designed to ensure that a banking organization is appropriately positioned to satisfy its short- and long-term funding needs. One test to address short-term liquidity risk is referred to as the liquidity coverage ratio ("LCR"), designed to calculate the ratio of a banking entities' ratio of high-quality liquid assets to its total net cash flows over a 30-day time horizon. The other test, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term asset funding by incenting banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt, as well as increase the use of long-term debt as a funding source.

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

The Company believes that, as of December 31, 2019, both BancFirst and Pegasus Bank were “well capitalized” based on the aforementioned ratios.

Deposit Insurance Assessments

The deposits of BancFirst and Pegasus Bank are insured by the FDIC. This insurance is funded through assessments on insured depository institutions. The FDIC’s risk-based assessment system requires members to pay varying assessment rates into the Deposit Insurance Fund (“DIF”), depending upon the level of the institution’s capital and the degree of supervisory concern over the institution.

The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor, currently $250,000 per depositor for each account ownership category. The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC’s deposit insurance premium assessment is based on an institution’s average consolidated total assets minus average tangible equity. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. If there are additional bank or financial institution failures or if the FDIC otherwise determines to increase assessment rates, BancFirst and Pegasus Bank may be required to pay higher FDIC insurance premiums. Any future increases in FDIC insurance premiums may have a material and adverse effect on BancFirst’s and Pegasus Bank’s, and hence the Company’s, earnings.

The Company’s FDIC insurance expense totaled $1.1 million, $2.4 million and $2.3 million in 2019, 2018 and 2017, respectively. FDIC insurance expense includes deposit insurance assessments as well as Financing Corporation (“FICO”) assessments. All FDIC-insured depository institutions must pay an annual FICO assessment to provide funds for the payment of interest on bonds issued by FICO during the 1980s to resolve the thrift bailout. FDIC-insured depository institutions paid an average FICO assessment of 13 cents for each $100 of assessable deposits in 2019.

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

Guidance issued by the Federal Reserve Board, OCC and FDIC is intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk-management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

During the second quarter of 2016, the U.S. financial regulators, including the Federal Reserve Board and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (which would include the Company and BancFirst). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, which would include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would be subject to additional requirements applicable to such institutions’ “senior executive officers” and “significant risk-takers.” These additional requirements would not be applicable to the Company, BancFirst or Pegasus Bank.

The scope, content and application of the U.S. banking regulators' policies on incentive compensation continue to evolve. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company, BancFirst and Pegasus Bank to hire, retain and motivate key employees.

Cybersecurity

Federal regulators have issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures, to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Failure to observe the regulatory guidance could subject the Company, BancFirst and Pegasus Bank to various regulatory sanctions, including financial penalties.

In the ordinary course of business, the Company, BancFirst and Pegasus Bank rely on electronic communications and information systems to conduct operations and to store sensitive data. They employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. The Company, BancFirst and Pegasus Bank employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of their defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, the Company, BancFirst and Pegasus Bank have not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, the Company, BancFirst and Pegasus Bank’s systems and those of their customers and third-party service providers are under constant threat and it is possible that the Company, BancFirst and Pegasus Bank could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company, BancFirst, Pegasus Bank and their customers.   See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity.

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

Durbin Amendment

The Durbin Amendment is part of the Dodd-Frank Act that limits transaction fees imposed upon merchants by debit card issuers. Interchange fees or "debit card swipe fees" are paid to banks by acquirers for the privilege of accepting payment cards. The Durbin Amendment applies to banks with over $10 billion in assets, and presently does not apply to the Company. The Durbin amendment gave the Federal Reserve the power to regulate debit card interchange fees. The Federal Reserve set the maximum interchange fee an issuer can receive from a single debit card transaction to 21 cents per transaction plus 5 basis points multiplied by the amount of the transaction. This rule also allows issuers to raise their interchange fees by as much as one cent if they implement certain fraud-prevention measures. Additional information regarding the Durbin Amendment is presented in Item 1A. Risk Factors.

Anti-Money Laundering and the Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”) facilitates the ability of U.S. law enforcement agencies and intelligence communities to work together to combat terrorism on a variety of fronts. The Patriot Act imposes significant compliance and due diligence obligations, specifies crimes and penalties and establishes the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of implementing regulations, which apply various requirements of the Patriot Act to financial institutions such as BancFirst and Pegasus Bank. Those regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing, and have significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (the “CRA”), requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulations take into account CRA rating when considering approval of a proposed transaction. During its last examination in 2018, a rating of “satisfactory” was received by BancFirst. During its last examination in 2017, a rating of “satisfactory” was received by Pegasus Bank. In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators with recommended changes to the CRA’s implementing regulations to reduce their complexity and associated burden on banks. The Company will continue to evaluate the impact of any changes to the regulations implementing the CRA.

Consumer Laws and Regulations

Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company’s ability to raise interest rates and subject the Company to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which the Company operates and civil money penalties. Failure to comply with consumer protection requirements may also result in the Company’s failure to obtain any required bank regulatory approval for merger or acquisition transactions the Company may wish to pursue or its prohibition from engaging in such transactions even if approval is not required.

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

The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to either acquire existing banks or to establish new branches in other states where authorized under the laws of those states. The Dodd-Frank Act also requires that a bank holding company or bank be well-capitalized and well-managed (rather than simply adequately capitalized and adequately managed) in order to take advantage of these interstate banking and branching provisions.

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

State Regulation

BancFirst is an Oklahoma-chartered state bank. Accordingly, BancFirst’s operations are subject to various requirements and restrictions of Oklahoma state law relating to loans, lending limits, interest rates payable on deposits, investments, mergers and acquisitions, borrowings, dividends, capital adequacy and other matters. However, Oklahoma banking law specifically empowers a state-chartered bank such as BancFirst to exercise the same powers as are conferred upon national banks by the laws of the United States and the regulations and policies of the Office of the Comptroller of the Currency, unless otherwise prohibited or limited by the Oklahoma Banking Commissioner or the Oklahoma State Banking Board. Accordingly, unless a specific provision of Oklahoma law otherwise provides, a state-chartered bank is empowered to conduct all activities that a national bank may conduct.

Pegasus Bank is a Texas-chartered state bank. Accordingly, Pegasus Bank’s operations are subject to various requirements and restrictions of Texas state law relating to loans, lending limits, interest rates payable on deposits, investments, mergers and acquisitions, borrowings, dividends, capital adequacy and other matters. However, Texas banking law specifically empowers a state-chartered bank such as Pegasus Bank to exercise the same powers as are conferred upon national banks by the laws of the United States and the regulations and policies of the Office of the Comptroller of the Currency, unless otherwise prohibited or limited by the Texas Banking Commissioner or the Texas Finance Commission. Accordingly, unless a specific provision of Texas law otherwise provides, a state-chartered bank is empowered to conduct all activities that a national bank may conduct.

National banks are authorized by the GLB Act to engage, through “financial subsidiaries,” in any activity that is permissible for a financial holding company and any activity that the Secretary of the Treasury, in consultation with the Federal Reserve Board, determines is financial in nature or incidental to any such financial activity, except (1) insurance underwriting, (2) real estate development or real estate investment activities (unless otherwise permitted by law), (3) insurance company portfolio investments and (4) merchant banking. The authority of a national bank to invest in a financial subsidiary is subject to a number of conditions, including, among other things, requirements that the bank must be well managed and well capitalized (after deducting from the bank’s capital outstanding investments in financial subsidiaries). The GLB Act provides that state nonmember banks, such as BancFirst and Pegasus Bank, may invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law), subject to the same conditions that apply to national bank investments in financial subsidiaries.

As a state nonmember bank, BancFirst is subject to primary supervision, periodic examination and regulation by the Oklahoma State Banking Board and the FDIC, and Oklahoma law provides that BancFirst must maintain reserves against deposits as required by the FDI Act. The Oklahoma Banking Commissioner is authorized by statute to accept an FDIC examination in lieu of a state examination. In practice, the FDIC and the Oklahoma State Banking Department alternate examinations of BancFirst. If, as a result of an examination of a bank, the Oklahoma State Banking Department determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the management of the bank is violating or has violated any law or regulation, various remedies, including the remedy of injunction, are available to the Oklahoma State Banking Department. Oklahoma law permits the acquisition of an unlimited number of wholly-owned bank subsidiaries so long as aggregate deposits at the time of acquisition in a multi-bank holding company do not exceed 20% of the total amount of deposits of insured depository institutions located in Oklahoma.

As a state nonmember bank, Pegasus Bank is subject to primary supervision, periodic examination and regulation by the Texas Department of Banking and the FDIC, and Texas law provides that Pegasus Bank must maintain reserves against deposits as required by the FDI Act. The Texas Department of Banking is authorized by statute to accept an FDIC examination in lieu of a state examination. In practice, the FDIC and the Texas Department of Banking alternate examinations of Pegasus Bank. If, as a result of an examination of a bank, the Texas Department of Banking determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the management of the bank is violating or has violated any law or regulation, various remedies, including the remedy of injunction, are available to the Texas Department of Banking.

In addition to the provisions of the GLB Act that authorize state nonmember banks to invest in financial subsidiaries (assuming they have the requisite investment authority under applicable state law) on the same conditions that apply to national banks, Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) provides that FDIC-insured state banks such as BancFirst and Pegasus Bank may engage directly or through a subsidiary in certain activities that are not permissible for a national bank, if the activity is authorized by applicable state law, the FDIC determines that the activity does not pose a significant risk to the DIF and the bank is in compliance with its applicable capital standards.

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

Our business is affected by conditions outside our control, including the rate of economic growth in general, the level of unemployment, increases in inflation and the level of interest rates. Economic conditions affect the level of demand for and the profitability of our products and services. A slowdown in the general economic activity, particularly in Oklahoma, could negatively impact our business. BancFirst operates exclusively within the State of Oklahoma and, unlike larger national or superregional banks that serve a broader and more diverse geographic region; BancFirst lending is also primarily concentrated in the State of Oklahoma. As a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in our state. Our continued success is largely dependent upon the continued growth or stability of the communities we serve. A decline in the economies of these communities could negatively impact our net income and profitability. Additionally, declines in the economies of these communities and of the State of Oklahoma in general could affect our ability to generate new loans or to receive repayments of existing loans, and our ability to attract new deposits, adversely affecting our financial condition.

We may be adversely affected by declining crude oil prices.

Recent years have been marked by significant volatility in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Oklahoma-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2019, the price per barrel of crude oil was approximately $63 compared to a high of over $100 in 2014 and a low of approximately $30 at the beginning of 2016. If oil prices drop below the marginal cost of production for an extended period, we would expect to experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the energy producing economies and, in particular, the economies of states such as Oklahoma, where the energy industry is a significant driver of economic activity. Although as of December 31, 2019, reserve-based and service energy loans comprised less than 5% of our loan portfolio, the impact of lower oil prices could have an indirect impact on our other loan portfolio segments, for example, commercial real estate (“CRE”).

A substantial portion of our loan portfolio is secured by real estate, in particular commercial real estate. Deterioration in the real estate markets could lead to losses, which could have a material negative effect on our financial condition and results of operations.

Loans secured by real estate constitute a significant portion of our loan portfolio. At December 31, 2019, this percentage was 58.2% compared to 64.8% at December 31, 2018. While our record of asset quality has historically been solid, we cannot guarantee that our record of asset quality will be maintained in future periods. The ability of our borrowers to repay their loans could be adversely impacted by a significant change in market conditions, which not only could result in our experiencing an increase in charge-offs, but also could necessitate increasing our provision for loan losses. In addition, because one to four family residential and commercial real estate loans represent the majority of our real estate loans outstanding, a decline in tenant occupancy due to such factors or for other reasons could adversely impact the ability of our borrowers to repay their loans on a timely basis, which could have a negative impact on our financial condition and results of operations.

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

Interchange fees, or “swipe” fees, are charges that merchants pay to the processors who, in turn, share that revenue with us and other card-issuing banks for processing electronic payment transactions. Rapid, significant technological changes continue to confront the payments industry. Technological advances and the growth of e-commerce have made it possible for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions and other companies to provide electronic and internet-based financial solutions for processing electronic payment transactions. These include developments in smart cards, e-commerce, mobile and radio frequency and proximity payment devices, such as contactless cards. Ongoing or increased competition in payment processing may restrict our ability to generate interchange revenue in the future. For the year ended December 31, 2019, debit card interchange revenue represented 24.7% of our noninterest income.

Consumer protection laws in the Durbin Amendment may reduce our noninterest income.

We are subject to a number of federal and state consumer protection laws that extensively govern our relationship with our customers. The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive acts and practices.” The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets for certain designated consumer laws and regulations. The other federal banking agencies enforce such consumer laws and regulations for banks and savings institutions under $10 billion in assets. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and restrict our ability to raise interest rates and charge NSF fees. A significant portion of our noninterest income is derived from service charge income, including NSF fees, which represented 24.4% of our noninterest income for the year ended December 31, 2019.  Violations of applicable consumer protection laws can also result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. In addition, the Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in assets and limits these banks on what they charge for debit card interchange fees. If the Company grows to exceed $10 billion in assets, the Durbin Amendment will decrease the Company’s income from debit card usage fees by approximately $16 million annually based on current volume.

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

We may be adversely impacted by the transition from LIBOR as a reference rate.

The London Interbank Offered Rate (LIBOR) is not guaranteed to continue beyond 2021.  The Alternative Reference Rates Committee (ARRC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR in derivative and other financial contracts.  The AARC has developed a transition plan to encourage the adoption of SOFR.  We have several loans with attributes that are either directly or indirectly dependent on LIBOR.  We include language in our standard loan documents that allows us to change to a new index if LIBOR becomes unavailable.  Although we have taken measures to mitigate the impact of the possible transition, it could have an adverse effect on our results of operations and financial condition.

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

The absence of federal prohibitions on payment of interest on business checking accounts could increase our interest expense.

There are no prohibitions on the ability of financial institutions to pay interest on business checking accounts. Our interest expense will increase and our net interest margin will decrease if we begin offering interest on business checking accounts to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. The integrity and protection of that customer and company data is important to us. Our collection of such customer and company data is subject to extensive regulation and oversight. Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information or to introduce viruses or other malware through “Trojan horse” programs to our information systems and/or our customers' computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology and customer and employee education, such cyber-attacks against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cybercrime are complex and continue to evolve. More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.

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

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model, or CECL. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses as expectations of future events change from time to time. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our results of operations.

The new CECL standard will become effective for us on January 1, 2020. We are currently evaluating the impact the CECL model will have on our accounting. We believe under current assumptions the adoption will result in a 0-5% decrease in our allowance for loan loss, although the ultimate impact could differ from current assumptions.

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

Our directors and executive officers, as a group, beneficially owned approximately 38% of our outstanding common stock as of January 31, 2020. As a result of their ownership, the directors and executive officers have the ability for all practical purposes, by voting their shares in concert, to control the outcome of any matter submitted to our stockholders for approval, including the election of directors, which requires only a majority vote. The directors and executive officers may vote to cause us to take actions with which our other stockholders do not agree.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The principal offices of the Company are located at 101 North Broadway, Oklahoma City, Oklahoma 73102.

The Company’s wholly-owned subsidiary, BFTower, LLC, owns BancFirst Tower in Oklahoma City. BancFirst Tower is under renovation and the Company plans to move its headquarters to this location as soon as renovations are complete. BancFirst Tower is located at 100 North Broadway, Oklahoma City, Oklahoma 73102.

The Company owns substantially all of the properties and buildings in which its various offices and facilities are located. These properties include the main bank and 106 additional BancFirst branches in Oklahoma, a technology and operations center in Oklahoma. The Company also owns properties in Oklahoma for future expansion. There are no significant encumbrances on any of these properties.

The Company’s wholly-owned subsidiary, Pegasus Bank has three banking location in Dallas Texas. The main bank is located at 4515 W Mockingbird Ln, Dallas, TX 75209

(See Note 6 - “Premises and Equipment, Net and Other Assets” to the Consolidated Financial Statements for further information on the Company’s properties).

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

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Market Prices and Dividends

The Company’s Common Stock is listed on the NASDAQ Global Select Market System (“NASDAQ/GS”) and is traded under the symbol “BANF”. As of January 31, 2020, there were 284 holders of record of our Common Stock. At that date, there were approximately 8,000 beneficial owners of our Common Stock.

Future dividend payments will be determined by the Company’s Board of Directors in light of the earnings and financial condition of the Company, BancFirst and Pegasus Bank, their capital needs, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate.

BancFirst Corporation is a legal entity separate and distinct from BancFirst and Pegasus Bank, and its ability to pay dividends is substantially dependent upon dividend payments received from BancFirst. Various laws, regulations and regulatory policies limit BancFirst’s ability to pay dividends to BancFirst Corporation, as well as BancFirst Corporation’s ability to pay dividends to its stockholders. See “Liquidity and Funding” and “Capital Resources” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 1 - Business-Supervision and Regulation.” and Note (15) of the Notes to Consolidated Financial Statements for further information regarding limitations on the payment of dividends by BancFirst Corporation and BancFirst.

Stock Repurchases

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2019, there were 122,066 shares remaining that could be repurchased under the Company’s November 1999 Stock Repurchase Program. The amount approved is subject to amendment. The Stock Repurchase Program will remain in effect until all shares are repurchased.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period

October 1, 2019 to October 31, 2019	—	—	—	148,736
November 1, 2019 to November 30, 2019	—	—	—	148,736
December 1, 2019 to December 31, 2019	26,670	$60.04	—	122,066

Equity Compensation Plan Information

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2019 is presented in the table below. All of the Company’s stock-based compensation plans have been approved by the Company’s stockholders. Additional information regarding stock-based compensation plans is presented in Note (13) – Stock-Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by security holders	1,401,092	$32.13	304,077

Performance Graph

The Company’s performance graph is incorporated by reference from “Company Performance” contained on the last page of this 10-K report.

Item 6. Selected Financial Data.

The following table sets forth certain historical consolidated financial data as of and for the five years ended December 31, 2019. The historical consolidated financial data has been derived from our audited consolidated financial statements. The historical consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes included elsewhere in this report.

	At and for the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Income Statement Data
Net interest income	$281,921	$260,476	$227,139	$203,828	$188,792
Provision for loan losses	8,287	3,802	8,512	11,519	7,675
Noninterest income	137,229	125,199	118,070	107,032	105,808
Noninterest expense	241,301	222,121	200,392	191,404	185,715
Net income	134,879	125,814	86,439	70,674	66,170
Balance Sheet Data
Total assets	$8,565,758	$7,574,258	$7,253,156	$7,018,952	$6,692,829
Debt Securities	491,626	772,132	464,291	463,264	546,641
Total loans (net of unearned interest)	5,673,144	4,984,150	4,728,168	4,409,550	4,245,773
Allowance for loan losses	54,238	51,389	51,666	48,693	41,666
Deposits	7,483,635	6,605,495	6,415,045	6,248,057	5,973,358
Junior subordinated debentures	26,804	26,804	31,959	31,959	31,959
Stockholders’ equity	1,004,989	902,789	775,629	711,094	655,510
Per Common Share Data
Net income – basic	$4.13	$3.85	$2.72	$2.27	$2.13
Net income – diluted	4.05	3.76	2.65	2.22	2.09
Cash dividends	1.24	1.02	0.80	0.74	0.70
Book value	30.74	27.69	24.32	22.49	21.02
Tangible book value (non-GAAP)(1)	25.50	24.74	22.28	20.36	18.78
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders’ equity	$1,004,989	$902,789	$775,629	$711,094	$655,510
Less goodwill	148,604	79,749	54,042	54,042	54,042
Less intangible assets, net	22,608	16,470	11,082	13,330	15,695
Tangible stockholders' equity (non-GAAP)	$833,777	$806,570	$710,505	$643,722	$585,773
Common shares outstanding	32,694,268	32,603,926	31,894,563	31,621,870	31,194,892
Tangible book value per share (non-GAAP)	$25.50	$24.74	$22.28	$20.36	$18.78
Selected Financial Ratios
Performance ratios:
Return on average assets	1.69%	1.66%	1.22%	1.04%	1.01%
Return on average stockholders’ equity	14.04	14.59	11.52	10.32	10.38
Cash dividends payout ratio	30.02	26.49	29.44	32.70	32.92
Net interest spread	3.31	3.26	3.20	3.08	2.98
Net interest margin	3.85	3.70	3.44	3.25	3.12
Efficiency ratio	57.57	57.59	58.05	61.57	63.04
Balance Sheet Ratios:
Average loans to deposits	76.06%	74.63%	72.22%	71.44%	67.34%
Average earning assets to total assets	92.13	92.90	93.41	93.10	93.02
Average stockholders’ equity to average assets	12.06	11.37	10.56	10.11	9.76
Asset Quality Ratios:
Nonperforming and restructured loans to total loans	0.84%	0.76%	0.84%	0.80%	1.11%
Nonperforming and restructured assets to total assets	0.63	0.59	0.61	0.56	0.83
Allowance for loan losses to total loans	0.96	1.03	1.09	1.10	0.98
Allowance for loan losses to nonperforming and restructured loans	113.45	136.29	130.62	137.27	88.50
Net charge-offs to average loans	0.10	0.08	0.12	0.10	0.17

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

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

Taxable Equivalent Basis

(Dollars in thousands)

	December 31, 2019			December 31, 2018			December 31, 2017
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$5,273,632	$292,152	5.54%	$4,966,965	$263,577	5.31%	$4,547,207	$222,900	4.90%
Securities – taxable	588,207	13,308	2.26	448,271	8,808	1.96	425,372	7,171	1.69
Securities – tax exempt	20,219	580	2.87	25,677	771	3.00	31,909	1,134	3.55
Federal funds sold and interest-bearing deposits with banks	1,455,799	31,372	2.15	1,609,030	30,694	1.91	1,635,248	18,138	1.11
Total earning assets	7,337,857	337,412	4.60	7,049,943	303,850	4.31	6,639,736	249,343	3.76
Nonearning assets:
Cash and due from banks	180,339			185,380			176,364
Interest receivable and other assets	500,487			405,730			341,549
Allowance for loan losses	(53,975)			(52,087)			(49,269)
Total nonearning assets	626,851			539,023			468,644
Total assets	$7,964,708			$7,588,966			$7,108,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$751,140	$2,573	0.34%	$790,587	$2,461	0.31%	$775,851	$1,160	0.15%
Savings deposits	2,782,086	39,170	1.41	2,513,244	29,462	1.17	2,311,512	12,251	0.53
Time deposits	690,636	10,995	1.59	746,189	8,539	1.14	674,132	5,379	0.80
Short-term borrowings	1,458	32	2.19	5,159	95	1.84	1,776	17	0.97
Junior subordinated debentures	26,804	1,966	7.34	31,747	2,171	6.84	31,959	2,122	6.64
Total interest-bearing liabilities	4,252,124	54,736	1.29	4,086,926	42,728	1.05	3,795,230	20,929	0.55
Interest-free funds:
Noninterest-bearing deposits	2,709,510			2,605,280			2,534,876
Interest payable and other liabilities	42,219			34,198			27,696
Stockholders’ equity	960,855			862,562			750,578
Total interest free funds	3,712,584			3,502,040			3,313,150
Total liabilities and stockholders’ equity	$7,964,708			$7,588,966			$7,108,380
Net interest income		$282,676			$261,122			$228,414
Net interest spread			3.31%			3.26%			3.20%
Effect of interest free funds			0.54%			0.44%			0.24%
Net interest margin			3.85%			3.70%			3.44%

For these computations, information is shown on a taxable-equivalent basis assuming a 21% tax rate in 2018 and a 35% tax rate for prior years.

(1) Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents factors that the Company believes are relevant to an assessment and understanding of the Company’s financial position and results of operations for the three years ended December 31, 2019. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the selected consolidated financial data included herein.

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

SUMMARY

The Company’s net income for 2019 was $134.9 million, or $4.05 per diluted share, compared to $125.8 million, or $3.76 per diluted share for 2018 and $86.4 million, or $2.65 per diluted share for 2017. On August 15, 2019 the Company completed the acquisition of Pegasus Bank in Dallas, Texas. As a result, 2019 included acquisition related expenses of approximately $3.1 million. On January 11, 2018, the Company completed the acquisitions of two Oklahoma banking corporations. Consequently, 2018 included acquisition related expenses of approximately $2.6 million. Net income for 2017 included a write down of deferred tax assets of $4.3 million due to the signing of the Tax Cuts and Jobs Act, which reduced the corporate tax rate beginning in 2018. Net income in 2017 also included a gain of $2.5 million, net of income tax and fees, from the sale of an investment by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst, and the effects of favorable resolutions of three problem loans, which resulted in principal recovery of $894,000 and unaccrued interest income of $2.7 million.

In 2019, net interest income was $281.9 million, compared to $260.5 million in 2018 and $227.1 million in 2017. The Company’s net interest margin increased to 3.85% for 2019, compared to 3.70% for 2018 and 3.44% for 2017. The increase in margin was primarily due to the higher average rates on federal funds and securities throughout 2019 compared to 2018 and loan growth during 2019, slightly offset by higher deposit rates throughout 2019 compared to 2018. The provision for loan losses was $8.3 million in 2019 compared to $3.8 million in 2018 and $8.5 million in 2017. The higher provision in 2019 and 2017 was primarily due to downgrades of a few commercial loans as well as loan growth. Net charge-offs to average loans for 2019 was 0.10%, compared to 0.08% for 2018 and 0.12% for 2017. Noninterest income totaled $137.2 million in 2019 compared to $125.2 million in 2018 and $118.1 million in 2017. The increase in noninterest income in 2019 was primarily due to an increase in insurance commissions, trust revenue, growth in debit card usage fees and sweep fees. The increase in noninterest income in 2018 was due to increases in insurance commissions, debit card usage fees and non-sufficient funds fees. Noninterest expense was $241.3 million in 2019 compared to $222.1 million in 2018 and $200.4 million in 2017. The increase in noninterest expense in 2019 was primarily due to salary increases in 2019, the Pegasus Bank acquisition related expenses of $3.1 million, and $2.3 million of amortization of new market tax credits. The increase in noninterest expense in 2018 was primarily due to salary increases and the two acquisitions in 2018. The effective income tax rate for tax year ended 2019 was 20.5% compared to 21.2% for the tax year ended 2018 and 36.6% for the tax year ended 2017.

The Company’s assets at year-end 2019 totaled $8.6 billion, compared to $7.6 billion at December 31, 2018. The increase in total assets was primarily related to the acquisition during 2019. Debt securities were $491.6 million, a decrease of $280.5 million from December 31, 2018. The decrease in debt securities was primarily related to the maturity of short-term U.S. treasury securities in 2019. Loans totaled $5.7 billion compared to $5.0 billion for 2018. Total deposits were $7.5 billion for 2019 compared to $6.6 billion for 2018. The Company’s liquidity remained high, as its average loan-to-deposit ratio was 76.1% for 2019 compared to 74.6% for 2018. Stockholders’ equity was $1.0 billion compared to $902.8 million for 2018. Average stockholders’ equity to average assets was 12.06% at December 31, 2019, compared to 11.37% at December 31, 2018.

On August 15, 2019, BancFirst Corporation acquired Pegasus Bank for an aggregate cash purchase price of $123.5 million. Pegasus Bank is a Texas state-chartered bank with three banking locations in Dallas, Texas. At acquisition, Pegasus Bank had approximately $651.1 million in total assets, $389.9 million in loans, and $603.9 million in deposits. Pegasus Bank will continue to operate as “Pegasus Bank” under a separate Texas state-charter and remain an independent subsidiary of BancFirst Corporation. BancFirst Corporation intends to provide an appropriate amount of capital to increase Pegasus Bank’s ability to approve larger loans and allow Pegasus Bank to continue to grow its assets. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $9.9 million and goodwill of approximately $68.9 million. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of Pegasus Bank complements the Company by expanding into the high-growth Dallas market.

Asset quality remained strong during 2019. Nonperforming and restructured assets were 0.63% of total assets at December 31, 2019, compared to 0.59% at December 31, 2018. The allowance for loan losses as a percentage of total loans was 0.96% for 2019 compared to 1.03% for 2018. The allowance for loan losses as a percentage of nonperforming and restructured loans was 113.4% for 2019 compared to 136.3% for 2018.

On December 2, 2019 BancFirst, a wholly owned subsidiary of BancFirst Corporation, entered into a purchase and assumption agreement with Citizens State Bank of Okemah, Oklahoma (Citizens) to purchase certain assets and assume the deposits and certain other obligations of Citizens. Citizens is an Oklahoma state-chartered bank with banking locations in Okemah and Paden, Oklahoma. These banking locations would become branches of BancFirst.  As of September 30, 2019, Citizens had approximately $56 million in total assets, $26 million in loans, and $42 million in deposits. The purchase and assumption is expected to be completed during the first quarter of 2020 and is subject to regulatory approval.

In 2019, the Company repurchased 26,670 shares of its common stock at an average price of $60.04 under the Company’s stock repurchase program. During 2018, the Company repurchased 151,264 shares of its common stock at an average price of $52.32 under the Company’s stock repurchase program.

On August 31, 2018, BFTower, LLC, a wholly-owned subsidiary of BancFirst, purchased the Cotter Ranch Tower in Oklahoma City for the Company’s corporate headquarters for $21.0 million. Cotter Ranch Tower was subsequently renamed BancFirst Tower. BancFirst Tower consists of an aggregate of 507,000 square feet, has 36 floors and is the second tallest building in Oklahoma City. The BancFirst Tower will remain an income producing property as approximately 55% is currently, and is intended to continue to be, leased to outside tenants. BancFirst Tower will allow the Company to consolidate operations from three locations to one and will improve operational efficiencies. Upon consolidation, the Company expects to initially occupy approximately 35% of the BancFirst Tower, resulting in approximately 90% total occupancy. Renovations on BancFirst Tower are expected to be completed by the end of

2021 and are expected to cost approximately $71 million. The renovation costs include substantial deferred maintenance including HVAC, plumbing, electrical, elevators, building skin and roof while also including much needed improvements to both the interior and exterior common areas including the lobby, underground and outdoor plaza. The Company started depreciating certain components of the renovation in December 2019 and will start depreciating other components of the renovation as they are put into service. The Company estimates spending approximately $12 million on tenant improvements for the approximate 165,000 square feet that the Company will occupy.  The total purchase price, renovation costs, and Company tenant improvement costs were determined to be favorable to other alternatives, such as constructing new corporate headquarters or leasing space. On December 14, 2018, BFTower LLC, purchased a 42.6% ownership interest in SFPG, LLC, which is the owner of a 1,568 space parking garage adjacent to BancFirst Tower, for $9.8 million. In addition, on December 31, 2019, BFTower LLC, purchased a 50% ownership interest in ParcFirst@Bricktown, LLC, which is the owner of an outdoor, surface parking lot in close proximity to BancFirst Tower, for $1.5 million. The Company is evaluating construction of a parking garage on part of the surface lot.

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of three to eighteen years. Mortgage servicing rights were amortized based on current prepayment assumptions. Goodwill is not amortized, but is evaluated at a reporting unit level at least annually for impairment or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets, excluding mortgage servicing rights, are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the statement of comprehensive income. Mortgage servicing rights were adjusted to fair value periodically, if impaired.

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

The evaluation of intangible assets and goodwill for the year ended December 31, 2019 resulted in an impairment of customer relationship intangibles of approximately $353,000 related to BancFirst Insurance Services, Inc. The evaluation of intangible assets and goodwill for the year ended December 31, 2018 and 2017 resulted in no impairments.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, which is the Company’s principal source of operating revenue, increased in 2019 by $21.4 million, to a total of $281.9 million, compared to an increase of $33.3 million in 2018. In 2019, net interest income increased primarily due to the higher average rates on federal funds and securities throughout 2019 compared to 2018 and loan growth during 2019, slightly offset by higher deposit rates throughout 2019 compared to 2018. In 2018, net interest income increased primarily due to the increase in the federal funds rate of 75 basis points during 2017 and 100 basis points during 2018 and the two acquisitions in 2018.

Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin increased to 3.85% for 2019, compared to 3.70% for 2018 and 3.44% for 2017. The increase in the net interest margin in 2019 and 2018 is due to the increase in net interest income described above. If the average federal funds rate declines compared to the average for 2019, the Company expects the yield on earning assets to decrease, which would negatively impact the net interest margin.

Changes in the volume of earning assets and interest-bearing liabilities and changes in interest rates, determine the changes in net interest income. The following volume/rate analysis summarizes the relative contribution of each of these components to the changes in net interest income in 2019 and 2018. See “Maturity and Rate Sensitivity of Loans” for additional discussion.

VOLUME/RATE ANALYSIS

Taxable Equivalent Basis

	Change in 2019			Change in 2018
	Total	Due to Volume(1)	Due to Rate	Total	Due to Volume(1)	Due to Rate
	(Dollars in thousands)
INCREASE (DECREASE)
Interest Income:
Loans	$28,575	$15,797	$12,778	$40,677	$20,370	$20,307
Investments—taxable	4,500	2,605	1,895	1,637	(89)	1,726
Investments—tax exempt	(191)	(174)	(17)	(363)	(262)	(101)
Interest-bearing deposits with banks and federal funds sold	678	(2,980)	3,658	12,556	(250)	12,806
Total interest income	33,562	15,248	18,314	54,507	19,769	34,738
Interest Expense:
Transaction deposits	112	(216)	328	1,301	4	1,297
Savings deposits	9,708	3,951	5,757	17,211	1,118	16,093
Time deposits	2,456	(597)	3,053	3,160	560	2,600
Short-term borrowings	(63)	(68)	5	78	33	45
Junior subordinated debentures	(205)	(337)	132	49	(15)	64
Total interest expense	12,008	2,733	9,275	21,799	1,700	20,099
Net interest income	$21,554	$12,515	$9,039	$32,708	$18,069	$14,639

(1)	The effects of changes in the mix of earning assets and interest-bearing liabilities have been combined with the changes due to volume.

Provision for Loan Losses

The Company’s provision for loan losses was $8.3 million for 2019, compared to $3.8 million for 2018 and $8.5 million for 2017. The higher provisions in 2019 and 2017 were primarily due to downgrades of a few commercial loans as well as loan growth. The Company establishes an allowance as an estimate of the probable inherent losses in the loan portfolio at the balance sheet date. Management believes the allowance for loan losses is appropriate based upon management’s best estimate of probable losses that have been incurred within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for loan losses change, the Company’s estimate of probable loan losses could also change, which could affect the amount of future provisions for loan losses. Net loan charge-offs were $5.4 million for 2019 compared to $4.1 million for 2018 and $5.5 million for 2017. The net charge-offs equated to 0.10%, 0.08% and 0.12% of average loans for 2019, 2018 and 2017, respectively. A more detailed discussion of the allowance for loan losses is provided under “Loans.”

Noninterest Income

Noninterest income was $137.2 million in 2019 versus $125.2 million in 2018 and $118.1 million in 2017. Total noninterest income increased $12.0 million in 2019, or 9.6%. This compares to an increase of $7.1 million in 2018, or 6.0%. The increase in noninterest income in 2019 was primarily due to growth in debit card usage fees, sweep fees, insurance commissions and equity security gains. The increase in noninterest income in 2018 was due to growth in debit card usage fees, non-sufficient funds fees and insurance commissions. The Company’s operating noninterest income has increased in each of the last five years due to improved pricing strategies, enhanced product lines, acquisitions and internal deposit growth.  The Company had fees from debit card usage totaling $33.9 million, $29.8 million and $26.2 million for the years 2019, 2018 and 2017, respectively. This represents 24.7%, 23.8% and 22.2% of the Company’s noninterest income for the years 2019, 2018 and 2017, respectively.  In addition, the Company had non-sufficient funds fees totaling $33.5 million, $31.3 million and $28.8 million in 2019, 2018 and 2017, respectively.  This represents 24.4%, 25.0%, and 24.4% of the Company’s noninterest income for the years 2019, 2018 and 2017, respectively.

The Company recognized a net gain of $812,000 during 2019, primarily due to transactions of equity securities. The Company recognized a net gain of $47,000 during 2018, primarily due to Accounting Standard Update 2016-01 adopted on January 1, 2018, which requires the change in fair value of equity securities to be recognized through net income. The Company recognized an equity securities gain of $4.4 million from the sale of an investment by Council Oak Investment Corporation, a wholly-owned subsidiary of BancFirst in 2017. The Company’s practice is to maintain a liquid portfolio of securities and not engage in trading activities. The Company has the ability and intent to hold debt securities classified as available for sale that were in an unrealized loss position until they mature or until fair value exceeds amortized cost.

The Company earned $3.4 million on the sale of loans in 2019 compared to $2.9 million in 2018 and 2017.

Noninterest Expense

Total noninterest expense increased by $19.2 million, or 8.6% to $241.3 million for 2019. This compares to an increase of $21.7 million, or 10.8%, for 2018. The increase in noninterest expense in 2019 and 2018 was primarily due to salary increases and acquisition related expenses. Acquisition related expenses were $3.1 million in 2019 and $2.6 million in 2018.

Noninterest expense included deposit insurance expense, which totaled $1.1 million for the year ended December 31, 2019, compared to $2.4 million for the year ended December 31, 2018 and $2.3 million for the year ended December 31, 2017.

Income Taxes

Income tax expense totaled $34.7 million in 2019, compared to $33.9 million in 2018 and $49.9 million in 2017. The effective tax rates for 2019, 2018 and 2017 were 20.5%, 21.2% and 36.6% respectively. The primary reasons for the difference between the Company’s effective tax rate and the federal statutory rate were tax-exempt income, nondeductible amortization, federal and state tax credits and state tax expense. The higher rate in 2017 was due to the $4.3 million write down on deferred tax assets due to the signing of the Tax Cuts and Jobs Act, which instituted a 21% corporate tax rate in 2018.

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

FINANCIAL POSITION

Cash, Federal Funds Sold and Interest-Bearing Deposits with Banks

Cash consists of cash and cash items on hand, noninterest-bearing deposits and amounts due from other banks, reserves deposited with the Federal Reserve Bank, and interest-bearing deposits with other banks. Federal funds sold consist of overnight investments of excess funds with other financial institutions. Due to the Federal Reserve Bank’s intervention into the funds market that has resulted in a low overnight funds rate, the Company has continued to maintain the majority of its excess funds with the Federal Reserve Bank. The Federal Reserve Bank pays interest on these funds based upon the lowest target rate for the maintenance period, which decreased 0.75% during 2019 from 2.50% to 1.75% and increased 1.00% during 2018 from 1.50% to 2.50%.

The amount of cash, federal funds sold and interest-bearing deposits with the Federal Reserve Bank carried by the Company is a function of the availability of funds presented to other institutions for clearing, and the Company’s requirements for liquidity, operating cash and reserves, available yields and interest rate sensitivity management. Balances of these items can fluctuate widely based on these various factors. The aggregate of cash and due from banks, interest-bearing deposits with banks and federal funds sold increased $445.0 million from December 31, 2018 to December 31, 2019, and decreased $334.3 million from December 31, 2017 to December 31, 2018. The increase during 2019 was primarily from cash from the Pegasus Bank acquisition and maturities of U.S. treasury securities. The decrease in 2018 was primarily due to an increase in debt securities.

Securities

For the year ended December 31, 2019, total debt securities decreased $280.5 million, or 36.3%, to $491.6 million. This compares to an increase of $307.8 million, or 66.3%, in 2018. The decrease in debt securities in 2019 was primarily related to maturities of treasury securities. The increase in debt securities during 2018 was primarily related to a purchase of treasury securities in December 2018 with approximate maturities of six months. Debt securities available for sale represented 99.6% of the total securities portfolio at December 31, 2019, compared to 99.8% of total securities portfolio at December 31, 2018. Securities available for sale had a net unrealized gain of $4.6 million at December 31, 2019, compared to a net unrealized loss of $2.9 million at December 31, 2018. These unrealized gains and losses are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a gain of $3.5 million and a loss of $2.1 million for December 31, 2019 and 2018, respectively.  The unrealized loss in 2018 is primarily due to the Federal Reserve increasing interest rates throughout 2018.

SECURITIES

	December 31,
	2019	2018	2017
	(Dollars in thousands)
Held for Investment (at amortized cost)
Mortgage-backed securities	$93	$133	$187
States and political subdivisions	1,310	795	1,605
Other securities	500	500	500
Total	$1,903	$1,428	$2,292
Estimated fair value	$1,903	$1,433	$2,303
Available for Sale (at estimated fair value)
U.S. Treasury, other federal agencies and mortgage-backed securities	$454,478	$729,850	$419,629
States and political subdivisions	22,531	27,411	42,370
Asset backed securities	12,714	13,443	—
Total	$489,723	$770,704	$461,999
Total Debt Securities	$491,626	$772,132	$464,291
Equity securities	10,121	7,521	5,704
Total Securities	$501,747	$779,653	$469,995

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

Management has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the securities. Furthermore, the Company also has the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. As of December 31, 2019, the Company had net unrealized gains largely due to decreases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value of those securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for similar investments decline. Furthermore, as of December 31, 2019, management had no intent or requirement to sell before the recovery of the unrealized loss; therefore, no significant impairment loss was realized in the Company’s consolidated statement of comprehensive income.

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

MATURITY DISTRIBUTION OF DEBT SECURITIES

The following maturity distribution of debt securities table summarizes the weighted average maturity and weighted average taxable equivalent yields of the debt securities portfolio at December 31, 2019. The Company manages its debt securities portfolio for liquidity, as a tool to execute its asset/liability management strategy, and for pledging requirements for public funds. Consequently, the average maturity of the portfolio is relatively short. Securities maturing within five years represent 99.8% of the total portfolio.  For the interest rate sensitivity of debt securities see the table in item 7A.

	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
	(Dollars in thousands)
Held for Investment
Mortgage-backed securities	$7	2.88%	$86	6.05%	$—	—%	$—	—%	$93	5.80%
State and political subdivisions	300	2.62	1,010	2.97	—	—	—	—	1,310	2.89
Other securities	—	—	—	—	500	2.63	—	—	500	2.63
Total	$307	2.64	$1,096	3.22	$500	2.63	$—	—	$1,903	2.97
Percentage of total	16.1%		57.6%		26.3%		—%		100.0%
Available for Sale
U.S. Treasury, other federal agencies and mortgage-backed securities	$174,891	1.82%	$260,782	2.40%	$18,767	2.69%	$38	3.86%	$454,478	2.19%
State and political subdivisions	11,695	2.71	7,244	3.18	2,930	4.36	662	3.04	22,531	3.09
Asset backed securities	—	—	—	—	12,714	2.57	—	—	12,714	2.57
Total	$186,586	1.88	$268,026	2.42	$34,411	2.79	$700	3.14	$489,723	2.24
Percentage of total	38.1%		54.7%		7.0%		0.2%		100.0%
Total debt securities	$186,893	1.88%	$269,122	2.42%	$34,911	2.78%	$700	3.14%	$491,626	2.24%
Percentage of total	38.0%		54.7%		7.1%		0.2%		100.0%

*	Yield on a taxable equivalent basis

Loans

The Company has historically generated loan growth from both internal originations and bank acquisitions. Total loans held for investment increased $686.2 million, or 13.8%, to $5.7 billion in 2019 compared to an increase of $254.0 million, or 5.4%, in 2018. Loans increased in 2019 and 2018 due to acquisitions and internal growth.

Composition

BancFirst’s loan portfolio was diversified among various types of commercial and individual borrowers. Commercial loans were comprised principally of loans to companies in real estate, light manufacturing, retail and service industries. Consumer loans were comprised primarily of loans to individuals for automobiles.

Pegasus Bank’s loan portfolio was diversified among various types of commercial and individual borrowers. Pegasus Bank’s loans were made up of approximately 55% in real estate loans, approximately 40% in commercial and industrial loans and approximately 5% in consumer loans.

LOANS HELD FOR INVESTMENT BY CATEGORY

	December 31,
	2019		2018		2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
BancFirst
Commercial, financial and other	$1,574,263	27.80%	$1,425,386	28.64%	$1,395,460	29.55%	$1,170,963	26.61%	$1,116,883	26.39%
Real estate—construction	476,618	8.42	451,224	9.07	437,277	9.26	420,884	9.57	403,664	9.54
Real estate—one to four family	1,022,496	18.06	979,170	19.68	875,766	18.55	846,360	19.23	821,251	19.41
Real estate—farmland, multifamily and commercial	1,798,472	31.76	1,792,127	36.02	1,729,119	36.62	1,682,321	38.23	1,606,614	37.96
Consumer	359,589	6.35	328,069	6.59	284,373	6.02	279,704	6.36	283,636	6.70
Pegasus Bank	430,705	7.61	—	—	—	—	—	—	—	—
Total	$5,662,143	100.00%	$4,975,976	100.00%	$4,721,995	100.00%	$4,400,232	100.00%	$4,232,048	100.00%

BancFirst Loans

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

The majority of loans originated within the energy sector support oil and gas production, are primarily secured by those producing properties and are governed by a borrowing base agreement that is tested timely and regularly.  BancFirst also originates loans to businesses and individuals in the energy services sector, which includes loans for the fabrication, sale and service of various energy service equipment, site preparation and mapping services, disposal services, etc. These loans are primarily secured by accounts receivable, inventory and/or equipment.

At December 31, 2019, commercial, financial and other loans totaled $1.6 billion. Approximately $1.1 billion were commercial and industrial loans, $209.8 million were oil and gas production and equipment loans, $135.1 million were agriculture loans and the remaining were either state and political subdivisions or other loans.

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

Commercial real estate loans are for the construction of buildings or other improvements to real estate and property held by borrowers generally for investment purposes primarily within Oklahoma. BancFirst generally requires collateral values in excess of the loan amounts, demonstrated cash flows in excess of expected debt service requirements, equity investment in the project and a portion of the project already sold, leased or permanent financing already secured. Real estate or interests in real estate taken as collateral is primarily confined to either property located within the state of Oklahoma or properties owned by customers domiciled in the state of Oklahoma. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Loans on farmland are typically structured similar to commercial real estate loans but frequently are set for annual principal payments. Such loans may be for purchase, refinance of purchase or ongoing operation of family-owned or small corporate farming enterprises. Loans on multi-family properties are amortizing loans supported by rental incomes from the property.

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

Long-term one-to-four family residential real estate loans retained in BancFirst have variable interest rates. Fixed-rate loans in this category are financed through BancFirst’s Mortgage Lending Department and sold into the secondary market. Some 15-year fixed-rate loans in this category may be retained by BancFirst.

At December 31, 2019, real estate loans were approximately 58% of total loans. BancFirst is subject to risk of future market fluctuations in property values relating to these loans. BancFirst attempts to manage this risk through rigorous loan underwriting standards.

Consumer

Consumer loans are loans to individuals for household, family and other personal expenditures. Commonly, such loans are made to finance purchases of consumer goods, such as automobiles, boats, household goods, vacations and education.  Interest rates and terms vary considerably depending on many factors, including whether the loan is secured or unsecured. BancFirst originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis.

MATURITY AND RATE SENSITIVITY OF LOANS

The following table presents the Maturity and Rate Sensitivity of Loans held for investment at December 31, 2019. Many of the loans with maturities of one year or less are renewed at existing or similar terms after scheduled principal reductions. Also approximately 44% of loans had adjustable interest rates at December 31, 2019.

	Maturing
	Within One Year	After One But Within Five Years	After Five Years	Total
	(Dollars in thousands)
BancFirst
Commercial, financial and other	$989,735	$449,221	$135,307	$1,574,263
Real estate—construction	367,136	77,241	32,241	476,618
Real estate—one to four family	210,850	307,736	503,910	1,022,496
Real estate—farmland, multifamily and commercial	510,732	634,391	653,349	1,798,472
Consumer	33,679	264,467	61,443	359,589
Pegasus Bank	175,951	184,624	70,130	430,705
Total	$2,288,083	$1,917,680	$1,456,380	$5,662,143
Loans with predetermined interest rates	$883,612	$1,408,676	$896,005	$3,188,293
Loans with adjustable interest rates	1,404,471	509,004	560,375	2,473,850
Total	$2,288,083	$1,917,680	$1,456,380	$5,662,143
Percentage of total	40.4%	33.9%	25.7%	100.0%

The information relating to the maturity and rate sensitivity of loans is based upon contractual maturities and original loan terms. In the ordinary course of business, loans maturing within one year may be renewed, in whole or in part, at interest rates prevailing at the date of renewal.

Nonperforming and Restructured Assets

During 2019, nonperforming and restructured assets increased $9.3 million to $53.9 million. This compares to an increase of $600,000 for 2018. The Company’s level of nonperforming and restructured assets has continued to be relatively low, equating to 0.63% and 0.59% of total assets at December 31, 2019 and 2018, respectively.

Nonaccrual loans decreased $4.6 million in 2019 compared to 2018 due to a few commercial loans moved to troubled debt restructurings. Nonaccrual loans decreased in 2018 compared to 2017 primarily due to one relationship that was moved to accrual status due to improvement in financial condition. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.7 million for 2019, $2.3 million for 2018 and $1.8 million for 2017. Only a small amount of this interest is expected to be ultimately collected.

Restructured loans increased $4.8 million in 2019 due primarily to a few commercial loans identified as troubled debt restructurings during the year. The $8.5 million increase in restructured loans during 2018 was due primarily to one relationship identified as a troubled debt restructuring. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered troubled debt restructurings whose terms were modified during the period were not considered material.

The classification of a loan as nonperforming does not necessarily indicate that loan principal and interest will ultimately be uncollectible; although, in an economic downturn, the Company’s experience has been that the level of collections decline. The above normal risk associated with nonperforming loans has been considered in the determination of the allowance for loan losses. At December 31, 2019, the allowance for loan losses as a percentage of nonperforming and restructured loans was 113.45%, compared to 136.29%, at the end of 2018. The level of nonperforming loans and loan losses could rise over time as a result of adverse economic conditions.

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

NONPERFORMING AND RESTRUCTURED ASSETS

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Past due 90 days or more and still accruing	$11,834	$1,916	$2,893	$1,962	$1,841
Nonaccrual	17,965	22,603	31,943	31,798	30,096
Restructured	18,010	13,188	4,720	1,713	15,143
Total nonperforming and restructured loans	47,809	37,707	39,556	35,473	47,080
Other real estate owned and repossessed assets	6,073	6,873	4,424	3,866	8,214
Total nonperforming and restructured assets	$53,882	$44,580	$43,980	$39,339	$55,294
Nonperforming and restructured loans to total loans	0.84%	0.76%	0.84%	0.80%	1.11%
Nonperforming and restructured assets to total assets	0.63%	0.59%	0.61%	0.56%	0.83%

Potential problem loans are performing loans to borrowers with a weakened financial condition or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $13.7 million and $8.0 million of these loans at December 31, 2019 and 2018, respectively. Potential problem loans are not included in nonperforming and restructured loans. In general, these loans are adequately collateralized and have no specific identifiable probable loss. Loans, which are considered to have identifiable probable loss potential, are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Allowance for Loan Losses/Fair Value Adjustments on Acquired Loans

The allowance for loan losses is management’s estimate of the probable losses incurred in the Company’s loan portfolio through the balance sheet date. Management’s process for determining the amount of the allowance for loan losses is described under Critical Accounting Policies and Estimates. At December 31, 2019, the Company’s allowance for loan losses represented 0.96% of total loans, compared to 1.03% at December 31, 2018. The overall credit quality of the Company’s loan portfolio has remained stable. Net charge-offs were $5.4 million and $4.1 million for the years ended 2019 and 2018, respectively. The amount of net loan charge-offs is relatively low, equating to 0.10% and 0.08% of average total loans for the years ended December 31, 2019 and 2018, respectively. If unforeseen adverse changes occur in the national or local economy, or in the credit markets, it would be reasonable to expect that the allowance for loan losses would increase in future periods.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$51,389	$51,666	$48,693	$41,666	$40,889
Charge-offs:
Commercial, financial and other	(1,961)	(2,332)	(5,081)	(3,353)	(5,212)
Real estate	(3,412)	(1,474)	(961)	(431)	(1,338)
Consumer	(1,013)	(1,197)	(923)	(1,123)	(775)
Total charge-offs	(6,386)	(5,003)	(6,965)	(4,907)	(7,325)
Recoveries:
Commercial, financial and other	437	468	1,114	165	222
Real estate	273	192	130	85	60
Consumer	238	264	182	165	145
Total recoveries	948	924	1,426	415	427
Net charge-offs	(5,438)	(4,079)	(5,539)	(4,492)	(6,898)
Provision charged to operations	8,287	3,802	8,512	11,519	7,675
Balance at end of period	$54,238	$51,389	$51,666	$48,693	$41,666
Average loans	$5,273,632	$4,966,965	$4,547,207	$4,298,245	$3,930,470
Total loans	$5,673,144	$4,984,150	$4,728,168	$4,409,550	$4,245,773
Net charge-offs to average loans	0.10%	0.08%	0.12%	0.10%	0.17%
Allowance to total loans	0.96%	1.03%	1.09%	1.10%	0.98%
Allocation of the allowance by category of loans:
Commercial, financial and other	$17,606	$15,640	$17,187	$15,247	$13,161
Real estate	33,267	32,647	30,741	30,192	25,522
Consumer	3,365	3,102	3,738	3,254	2,983
Total	$54,238	$51,389	$51,666	$48,693	$41,666
Percentage of allowance in each category to total allowance:
Commercial, financial and other	32.46%	30.43%	33.27%	31.31%	31.59%
Real estate	61.34	63.53	59.50	62.01	61.25
Consumer	6.20	6.04	7.23	6.68	7.16
Total	100.00%	100.00%	100.00%	100.00%	100.00%

The fair value adjustment on BancFirst and Pegasus Bank acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The interest rate component was a $1.7 million premium at December 31, 2019 and a $2.2 million premium at December 31, 2018. The credit component of the adjustment was a $6.8 million discount at December 31, 2019 and a $7.6 million discount at December 31, 2018. The BancFirst acquired loans outstanding were $154.7 million and $294.6 million, at December 31, 2019 and 2018, respectively. The Pegasus Bank acquired loans were approximately $339.5 million at December 31, 2019.

Intangible Assets, Goodwill and Other Assets

Identifiable intangible assets and goodwill totaled $171.2 million, $96.2 million and $65.1 million at December 31, 2019, 2018 and 2017, respectively.

Other assets include the cash surrender value of key-man life insurance policies. The balance of cash surrender value of key-man life insurance policies was $78.2 million, $75.7 million and $73.1 million at December 31, 2019, 2018 and 2017, respectively.

Liquidity and Funding

The Company’s principal source of liquidity and funding is its broad deposit base generated from customer relationships. The availability of deposits is affected by economic conditions, competition with other financial institutions and alternative investments available to customers. Through interest rates paid, service charge levels and services offered, the Company can affect its level of deposits to a limited extent. The level and maturity of funding necessary to support the Company’s lending and investment functions is determined through the Company’s asset/liability management process. In addition to deposits, short-term borrowings comprised primarily of federal funds purchased provide additional funding sources. The Company currently does not rely heavily on long-term borrowings and does not utilize brokered CDs. The Company maintains federal funds lines of credit with other banks and could also utilize the sale of loans, securities and liquidation of other assets as sources of liquidity and funding.

Historically, BancFirst has more liquidity than its peers do. This liquidity positions BancFirst to respond to increased loan demand and other requirements for funds, or to decreases in funding sources. The liquidity of BancFirst Corporation, however, is dependent upon dividend payments from BancFirst and its ability to obtain financing. Banking regulations limit bank dividends based upon net earnings retained by BancFirst and minimum capital requirements. Dividends in excess of these limits require regulatory approval. At January 1, 2020, BancFirst had approximately $140.1 million of equity available for dividends to BancFirst Corporation without regulatory approval. During 2019, BancFirst declared six common stock dividends totaling $71.5 million and two preferred stock dividends totaling $1.9 million. While Pegasus Bank had net income of $3.0 million since acquisition in 2019, the Company intends to provide additional capital to increase Pegasus Bank’s ability to approve larger loans and allow Pegasus Bank to continue to grow their assets.

Deposits

Total deposits increased $878.1 million to $7.5 billion, an increase of 13.3% in 2019, compared to an increase of $190.5 million or 3.0% in 2018. Total deposits increased primarily due to the acquisition of Pegasus Bank, which added approximately $603.9 million in deposits. Total deposits increased during 2018 primarily due to acquisitions. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.4%, 98.1% and 98.2% at December 31, 2019, 2018 and 2017, respectively. Noninterest-bearing deposits to total deposits were 39.5% at December 31, 2019, compared to 39.6% at December 31, 2018 and 39.8% at December 31, 2017.

ANALYSIS OF AVERAGE DEPOSITS

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Average Balances
Demand deposits	$2,709,510	$2,605,280	$2,534,876
Interest-bearing transaction deposits	751,140	790,587	775,851
Savings deposits	2,782,086	2,513,244	2,311,512
Time deposits	690,636	746,189	674,132
Total deposits	$6,933,372	$6,655,300	$6,296,371

PERCENTAGE OF TOTAL AVERAGE DEPOSITS AND AVERAGE RATES PAID

	2019		2018		2017
	% of Total	Rate	% of Total	Rate	% of Total	Rate
Demand deposits	39.08%		39.15%		40.27%
Interest-bearing transaction deposits	10.83	0.34%	11.88	0.31%	12.32	0.15%
Savings deposits	40.13	1.41	37.76	1.17	36.71	0.53
Time deposits	9.96	1.59	11.21	1.14	10.70	0.80
Total deposits	100.00%		100.00%		100.00%
Average rate paid on interest-bearing deposits		1.25%		1.00%		0.50%

MATURITY OF TIME DEPOSITS

The following table shows the maturity of time deposits of $100,000 or more:

December 31, 2019
(Dollars in thousands)
Three months or less	$79,875
Over three months through six months	66,440
Over six months through twelve months	120,664
Over twelve months	101,546
Total	$368,525

At December 31, 2019, 72.4% of the Company’s time deposits of $100,000 or more mature in one year or less.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings totaled $1.1 million at December 31, 2019 and $1.7 million at December 31, 2018.

Lines of Credit

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $814.2 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2019, the Company had the ability to draw up to $632.0 million on the FHLB line of credit based on FHLB stock holdings of $554,000 with no advances outstanding. In addition, the Company has a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

Capital Resources

Stockholders’ equity totaled $1.0 billion at December 31, 2019, compared to $902.8 million at December 31, 2018. In addition to net income of $134.9 million, other changes in stockholders’ equity during the year ended December 31, 2019 included $2.5 million related to common stock issuances, $1.3 million related to stock-based compensation and an increase in unrealized gains of $5.6 million that were partially offset by $40.4 million in dividends and $1.6 million in common stock repurchases. The Company’s average stockholders’ equity to average assets for 2019 was 12.06%, compared to 11.37% for 2018 and 10.56% for 2017. The Company’s leverage ratio and total risk-based capital ratios at December 31, 2019 were well in excess of the regulatory requirements. Banking institutions are generally expected to maintain capital well above the minimum levels. Junior subordinated debentures are included in BancFirst Corporation’s Tier I capital.

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

In November 1999, the Company adopted a Stock Repurchase Program (the “SRP”). The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee. At December 31, 2019, there were 122,066 shares remaining that could be repurchased under the SRP. For the year ended December 31, 2019, the Company repurchased 26,670 shares of its common stock for $1.6 million at an average price of $60.04 per share under the SRP. For the year ended December 31, 2018, the Company repurchased 151,264 shares of its common stock for $7.9 million at an average price of $52.32 per share under the SRP.

Future dividend payments will be determined by the Company’s Board of Directors considering the earnings, financial condition and capital needs of the Company, BancFirst, and Pegasus Bank, applicable governmental policies and regulations and such other factors as the Board of Directors deems appropriate. While no assurance can be given as to the Company’s ability to pay dividends, management believes that, based upon the anticipated performance of the Company, regular dividend payments will continue in 2020.

Related Party Transactions

See Note (18) of the Notes to Consolidated Financial Statements for disclosures regarding the Company’s related party transactions.

CONTRACTUAL OBLIGATIONS

The Company has various contractual obligations that require future cash payments. The following table presents certain known payments for contractual obligations, by payment due period, as of December 31, 2019.

	Payment Due By Period
	Less Than One Year	1 to 3 Years	3 to 5 Years	Over Five Years	Indeterminate Maturity	Total
	(Dollars in thousands)
Junior subordinated debentures (1)	$1,872	$3,744	$3,744	$43,310	$—	$52,670
Operating lease payments	1,700	2,190	893	1,163	—	5,946
Time deposits	494,912	150,332	52,978	44	—	698,266
Low income housing partnership commitments	7,007	8,133	245	514	—	15,899
Total contractual cash obligations	$505,491	$164,399	$57,860	$45,031	$—	$772,781

(1)	Includes principal and interest

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

The ALCO uses gap analysis to monitor interest rate sensitivity based on the maturity and repricing frequencies of its earning assets and interest-bearing liabilities. This analysis indicates that the Company’s position is asset-sensitive, with a positive gap of $172 million for the zero to 12-month interval at December 31, 2019, which was 2.30% of total assets.

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

As of December 31, 2019, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 1.97% and 4.08%, respectively, relative to the base case over the next 12 months. Conversely, the model simulation projected that a decrease in interest rates of 100 basis points would result in a negative variance in net interest income of 2.84% relative to the base case over the next 12 months.

The following table presents the Company’s financial instruments that are sensitive to changes in interest rates, their expected maturities and their estimated fair values at December 31, 2019.

	Avg.	Expected Maturity / Principal Repayments at December 31,
	Rate	2020	2021	2022	2023	2024	Thereafter	Balance	Fair Value
		(Dollars in thousands)
Interest Sensitive Assets
Loans	5.54%	$2,742,248	$826,553	$744,674	$486,314	$406,440	$455,914	$5,662,143	$5,679,243
Debt securities	2.28	186,673	120,930	39,408	91,972	1,267	46,735	486,985	491,626
Federal funds sold and interest-bearing deposits	2.15	1,647,238	—	—	—	—	—	1,647,238	1,647,238
Interest Sensitive Liabilities
Savings and transaction deposits	1.18	3,828,999	—	—	—	—	—	3,828,999	3,679,377
Time deposits	1.59	494,912	102,747	47,585	30,856	22,122	44	698,266	700,879
Short-term borrowings	2.19	1,100	—	—	—	—	—	1,100	1,100
Junior subordinated debentures	7.34	—	—	—	—	—	26,804	26,804	29,324
Off Balance Sheet Items
Loan commitments		—	—	—	—	—	—	—	2,832
Letters of credit		—	—	—	—	—	—	—	485

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Stockholders, Board of Directors and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BancFirst Corporation (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

Description of the Matter

As more fully described in Note 1 to the financial statements, the allowance for loan losses (ALL) is an estimate of probable credit losses related to specifically identified loans and for losses inherent in the portfolio that have been incurred as of the balance sheet date. The amount of the allowance for loan losses is based on past loan loss experience, evaluations of known impaired loans, levels of adversely graded loans, general economic conditions and other environmental factors. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement. Impairment is evaluated in aggregate for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific allowance is provided, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected primarily from the collateral. There was a significant amount of judgment required by management in estimating the allowance, which in turn involved our significant judgment.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s process for establishing the ALL; which involves a high degree of subjectivity. We evaluated management's process to assess economic conditions and other environmental factors, evaluated the adequacy of specific allowances associated with impaired loans, and appropriateness of loan grades and other data used to calculate and estimate the various components of the ALL.

Our primary audit procedures related to the allowance for loan losses included the following, among others:

•

Testing the design and operating effectiveness of controls, including those related to technology, over the  ALL including data completeness and accuracy, classifications of loans by loan segment, verification of historical net loss data and calculated net loss rates, the establishment of qualitative adjustments, credit ratings and risk classification of loans and establishment of specific reserves on impaired loans and management’s review and disclosure controls over the ALL;

•	Testing of completeness and accuracy of the information utilized in ALL;
•	Testing the model's computational accuracy;
•	Evaluating the qualitative adjustment to the historical loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions;
•	Testing the internal loan review function and evaluating the reasonableness of loan grades and specific impairments, if any;
•	Evaluating the appropriateness of loan grades and assessing the reasonableness of specific impairments on a sample of loans;
•

Evaluating the overall reasonableness of assumptions used by considering the past performance of the Company and evaluating to trends identified within peer groups, including the allowance to loan loss ratio and the net charge-off ratio, over the past 15 years.

We have served as the Company's auditor since 2013.

/s/ BKD, LLP

Oklahoma City, Oklahoma

February 28, 2020

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2019	2018
ASSETS
Cash and due from banks	$222,043	$228,431
Interest-bearing deposits with banks	1,646,238	1,195,824
Federal funds sold	1,000	—
Securities held for investment (fair value: $1,903 and $1,433, respectively)	1,903	1,428
Securities available for sale at fair value	489,723	770,704
Loans held for sale	11,001	8,174
Loans (net of unearned interest)	5,662,143	4,975,976
Allowance for loan losses	(54,238)	(51,389)
Loans, net of allowance for loan losses	5,607,905	4,924,587
Premises and equipment, net	206,275	174,362
Other real estate owned	5,607	6,690
Intangible assets, net	22,608	16,470
Goodwill	148,604	79,749
Accrued interest receivable and other assets	202,851	167,839
Total assets	$8,565,758	$7,574,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,956,370	$2,613,876
Interest-bearing	4,527,265	3,991,619
Total deposits	7,483,635	6,605,495
Short-term borrowings	1,100	1,675
Accrued interest payable and other liabilities	49,230	37,495
Junior subordinated debentures	26,804	26,804
Total liabilities	7,560,769	6,671,469
Commitments and contingent liabilities (Note 19)
Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,694,268 and 32,603,926, respectively	32,694	32,604
Capital surplus	153,353	149,709
Retained earnings	815,488	722,615
Accumulated other comprehensive income/(loss), net of income tax of $1,187 and $(731), respectively	3,454	(2,139)
Total stockholders' equity	1,004,989	902,789
Total liabilities and stockholders' equity	$8,565,758	$7,574,258

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
INTEREST INCOME
Loans, including fees	$291,519	$263,093	$222,022
Securities:
Taxable	13,308	8,808	7,171
Tax-exempt	458	609	737
Federal funds sold	4	291	61
Interest-bearing deposits with banks	31,368	30,403	18,077
Total interest income	336,657	303,204	248,068
INTEREST EXPENSE
Deposits	52,738	40,462	18,790
Short-term borrowings	32	95	17
Junior subordinated debentures	1,966	2,171	2,122
Total interest expense	54,736	42,728	20,929
Net interest income	281,921	260,476	227,139
Provision for loan losses	8,287	3,802	8,512
Net interest income after provision for loan losses	273,634	256,674	218,627
NONINTEREST INCOME
Trust revenue	13,599	12,829	12,002
Service charges on deposits	76,581	70,847	65,552
Securities transactions (includes accumulated other comprehensive income reclassifications of $0, $9 and $(17), respectively)	812	47	4,060
Income from sales of loans	3,619	2,902	2,921
Insurance commissions	20,296	18,926	16,811
Cash management	16,866	13,123	11,155
(Loss)/gain on sale of other assets	(39)	575	(60)
Other	5,495	5,950	5,629
Total noninterest income	137,229	125,199	118,070
NONINTEREST EXPENSE
Salaries and employee benefits	153,024	139,547	125,149
Occupancy, net	12,704	13,491	12,591
Depreciation	12,623	10,537	9,603
Amortization of intangible assets	3,366	3,009	2,188
Data processing services	5,843	4,956	4,654
Net (income) expense from other real estate owned	(785)	239	421
Marketing and business promotion	8,554	8,028	7,389
Deposit insurance	1,143	2,427	2,261
Other	44,829	39,887	36,136
Total noninterest expense	241,301	222,121	200,392
Income before taxes	169,562	159,752	136,305
Income tax expense	34,683	33,938	49,866
Net income	$134,879	$125,814	$86,439
NET INCOME PER COMMON SHARE
Basic	$4.13	$3.85	$2.72
Diluted	$4.05	$3.76	$2.65
OTHER COMPREHENSIVE GAIN/(LOSS)
Unrealized gains/(losses) on securities, net of tax of $(1,918), $139 and $861, respectively	$5,593	$(423)	$(2,431)
Reclassification adjustment for (gains)/losses included in net income, net of tax of $0, $2 and $(7), respectively	—	(7)	10
Other comprehensive gain/(loss), net of tax of $(1,918), $141 and $854, respectively	5,593	(430)	(2,421)
Comprehensive income	$140,472	$125,384	$84,018

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Year Ended December 31,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
COMMON STOCK
Issued at beginning of period	32,603,926	$32,604	31,894,563	$31,895	31,621,870	$31,622
Shares issued for stock options	117,012	117	127,816	127	272,693	273
Shares issued for acquisitions	—	—	732,811	733	—	—
Shares acquired and canceled	(26,670)	(27)	(151,264)	(151)	—	—
Issued at end of period	32,694,268	$32,694	32,603,926	$32,604	31,894,563	$31,895
CAPITAL SURPLUS
Balance at beginning of period		$149,709		$107,481		$101,730
Common stock issued for stock options		2,367		2,111		4,571
Common stock issued for acquisitions		—		38,765		—
Stock-based compensation arrangements		1,277		1,352		1,180
Balance at end of period		$153,353		$149,709		$107,481
RETAINED EARNINGS
Balance at beginning of period		$722,615		$638,580		$577,648
Net income		134,879		125,814		86,439
Cumulative effect of change in accounting principle		—		(618)		—
Dividends on common stock ($1.24, $1.02 and $0.80 per share, respectively)		(40,432)		(33,398)		(25,507)
Common stock acquired and canceled		(1,574)		(7,763)		—
Balance at end of period		$815,488		$722,615		$638,580
ACCUMULATED OTHER COMPREHENSIVE INCOME
Unrealized (losses)/gains on securities:
Balance at beginning of period		$(2,139)		$(2,327)		$94
Net change		5,593		(430)		(2,421)
Cumulative effect of change in accounting principle		—		618		—
Balance at end of period		$3,454		$(2,139)		$(2,327)
Total stockholders’ equity		$1,004,989		$902,789		$775,629

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)

	December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$134,879	$125,814	$86,439
Adjustments to reconcile to net cash provided by operating activities:
Provision for loan losses	8,287	3,802	8,512
Depreciation and amortization	15,989	13,546	11,791
Net amortization of securities premiums and discounts	(4,282)	(421)	(148)
Realized securities gains	(812)	(47)	(4,060)
Gain on sales of loans	(3,619)	(2,902)	(2,921)
Cash receipts from the sale of loans originated for sale	238,324	187,461	211,569
Cash disbursements for loans originated for sale	(237,543)	(186,632)	(205,574)
Deferred income tax provision	1,148	3,155	4,383
(Gain)/loss on other assets	(1,372)	(596)	46
Decrease/(increase) in interest receivable	887	(3,390)	(3,284)
(Decrease)/increase in interest payable	(17)	1,179	366
Amortization of stock-based compensation arrangements	1,277	1,352	1,180
Excess tax benefit from stock-based compensation arrangements	(928)	(1,112)	(2,601)
Other, net	6,740	(1,199)	4,051
Net cash provided by operating activities	158,958	140,010	109,749
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	77,672	6,248	—
Net (increase)/decrease in federal funds sold	(1,000)	23,548	—
Purchases of held for investment securities	(1,010)	(225)	(220)
Purchases of available for sale securities	(174,090)	(465,684)	(84,109)
Proceeds from maturities, calls and paydowns of held for investment securities	535	1,089	2,293
Proceeds from maturities, calls and paydowns of available for sale securities	508,293	126,909	78,682
Proceeds from sales of available for sale securities	—	31,285	—
Purchase of equity securities	(3,966)	(3,190)	(1,668)
Proceeds from paydowns and sales of equity securities	2,178	1,484	5,793
Net change in loans	(310,053)	49,354	(331,362)
Purchases of premises, equipment and computer software	(27,054)	(51,863)	(18,007)
Purchase of tax credits	(29,025)	(8,864)	(5,224)
Other, net	7,867	(3,890)	4,038
Net cash provided by (used in) investing activities	50,347	(293,799)	(349,784)
FINANCING ACTIVITIES
Net change in deposits	274,218	(139,510)	166,988
Net change in short-term borrowings	(575)	775	400
Issuance of common stock in connection with stock options, net	2,484	2,238	4,844
Common stock acquired	(1,601)	(7,914)	—
Redemption of Junior Subordinated debentures	—	(5,155)	—
Cash dividends paid	(39,805)	(30,265)	(24,783)
Net cash provided by (used in) financing activities	234,721	(179,831)	147,449
Net increase/(decrease) in cash, due from banks and interest-bearing deposits	444,026	(333,620)	(92,586)
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,424,255	1,757,875	1,850,461
Cash, due from banks and interest-bearing deposits at the end of the period	$1,868,281	$1,424,255	$1,757,875
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$54,602	$41,549	$20,563
Cash paid during the period for income taxes	$30,975	$27,952	$41,058
Noncash investing and financing activities:
Stock issued in acquisitions	$—	$39,498	$—
Cash consideration for acquisitions	$123,457	$24,722	$—
Fair value of assets acquired in acquisitions	$729,378	$377,320	$—
Liabilities assumed in acquisitions	$605,921	$338,860	$—
Unpaid common stock dividends declared	$10,453	$9,826	$6,693
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

Nature of Operations

BancFirst Corporation is an Oklahoma business corporation and a financial holding company under federal law. It conducts virtually all of its operating activities through its principal wholly-owned subsidiary, BancFirst (“BancFirst”), an Oklahoma state-chartered bank headquartered in Oklahoma City, Oklahoma. The Company also conducts operating activities through its wholly-owned subsidiary, Pegasus Bank (“Pegasus Bank”), a Texas state-chartered bank headquartered in Dallas, Texas. BancFirst and Pegasus Bank provide a wide range of retail and commercial banking services, including: commercial, real estate, agricultural and consumer lending; depository and funds transfer services; collections; safe deposit boxes; cash management services; retail brokerage services; and other services tailored for both individual and corporate customers. BancFirst also offers trust services and acts as executor, administrator, trustee, transfer agent and in various other fiduciary capacities. Through its Technology and Operations Center, BancFirst provides item processing, research and other correspondent banking services to financial institutions and governmental units. The Company’s wholly-owned subsidiary, BancFirst Insurance Services, Inc., an independent insurance agency, offers a variety of commercial and personal insurance products. In addition, the Company’s wholly-owned subsidiary, Council Oak Partners, LLC, an Oklahoma limited liability company, engages in investing activities.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of BancFirst Corporation, Council Oak Partners, LLC, BancFirst Insurance Services, Inc., BancFirst Risk & Insurance Company, Pegasus Bank, and BancFirst and its subsidiaries. The principal operating subsidiaries of BancFirst are Council Oak Investment Corporation, Council Oak Real Estate Inc., BFTower, LLC and BancFirst Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Assets held in a fiduciary or agency capacity are not assets of the Company and, accordingly, are not included in the consolidated financial statements. Certain amounts from 2018 and 2017 have been reclassified to conform to the 2019 presentation. These reclassifications were not material to the Company’s financial statements.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP inherently involves the use of estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. These estimates relate principally to the determination of the allowance for loan losses, income taxes, the fair value of financial instruments and the valuation of intangibles. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported.

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

One-to-four family residential real estate loans are made in accordance with underwriting policies and are fully documented. Credit worthiness is assessed based on significant credit characteristics including credit history and residential and employment stability. These loans include first liens, junior liens and home equity lines of credit. The composition of this portfolio is primarily first liens, which comprise approximately 83% of the portfolio, with junior liens comprising approximately 8%, and home equity lines of credit comprising approximately 9%. The Company does not engage in any hybrid loan programs. In addition, the Company does not have any exposure to loans with negative amortization, interest rate carryover or discounting of the initial rates (teaser rates).

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

Leases

Certain operating leases are included as right of use lease assets in accrued interest receivable and other assets on the balance sheet and a related lease liability is included in accrued interest payable and other liabilities on the balance sheet. Right of use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right of use assets value is derived from the calculation of the lease liability. To calculate the discount rate for each lease, the Company uses the rate implicit in the lease if available, otherwise an appropriate FHLB advance borrowing rate is used that correlates with the term of the lease.

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

Intangible Assets and Goodwill

Core deposit intangibles are amortized on a straight-line basis over the estimated useful lives of seven to ten years and customer relationship intangibles are amortized on a straight-line basis over the estimated useful life of three to eighteen years. Mortgage servicing rights were amortized based on current prepayment assumptions. Goodwill is not amortized, but is evaluated at a reporting unit level at least annually for impairment, or more frequently if other indicators of impairment are present. At least annually in the fourth quarter, intangible assets, excluding mortgage servicing rights, are evaluated for possible impairment. Impairment losses are measured by comparing the fair values of the intangible assets with their recorded amounts. Any impairment losses are reported in the statement of comprehensive income. Mortgage servicing rights were adjusted to fair value periodically, if impaired.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the year ended December 31, 2019 were $3.8 million. Advertising costs for the years ended December 31, 2018 and 2017 were $3.5 million and $3.4 million, respectively.

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

Revenue Recognition

In addition to lending and related activities, the Company offers various services to customers that generate revenue. Contract performance typically occurs in one year or less. Incremental costs of obtaining a contract are expensed when incurred when the amortization period is one year or less.

Sales of real estate

The sale of real estate property is generally recognized, along with any associated gain or loss, when control of the property transfers to the buyer.

Service and transaction fees on depository accounts

Customers often pay certain fees to the bank to access the cash on deposit including certain non-transactional fees such as account maintenance or dormancy fees, and certain transaction based fees such as ATM, wire transfer, or foreign exchange fees. Revenue is recognized when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur, or in some cases, within 90 days of the service period.

Interchange Fees

Interchange fees, or “swipe” fees, are charges that merchants pay to the processors who, in turn, share that revenue with us and other card-issuing banks for processing electronic payment transactions. Interchange fees represent the portion of the debit card transaction amount that the card issuer retains to compensate it for processing transactions and providing rewards. Interchange fees are settled and recognized on a daily or monthly basis.

Insurance Commissions and Fees

Insurance commissions are received on the sale of insurance products, and revenue is recognized upon the placement date of the insurance policies or when such commissions are received. Payment is normally received within the policy period. In addition to placement, the Company also provides insurance policy related risk management services. Revenue is recognized as these services are provided. Performance-based commissions are recognized when received or earlier when, upon consideration of past results and current condition, the revenue is deemed not probable of reversal.

For accounts billed by BancFirst Insurance Services, Inc., commission revenue is recognized at the later of the billing date or the effective date of the related insurance policies. Commission revenue, for accounts that are directly billed by the insurance company to the insured, is recognized when determinable by BancFirst Insurance Services, Inc., which is generally when such commissions are received.

BancFirst Insurance Services, Inc. also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or loss experience parameters relating to the insurance they place. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received.

Trust

BancFirst offers trust services and acts as executor, administrator, trustee, transfer agent and in various other fiduciary capacities. There are four basic types of fees that are included in the trust department income. Administrative fees are assessed for managing trust accounts. Shareholder fees are received in connection with holding specific fund share classes. In return for these services, the mutual fund (or its distributor or investment advisor) pay a fee to BancFirst. Oil and gas fees are assessed for management of oil and gas related activities. There are also other types of fees charged on a one time basis such as those related to opening and closing trust accounts. BancFirst records trust fees on a monthly, quarterly or annual basis based on the size of the asset being managed. Fees may be fixed or, where applicable, based on a percentage of transaction size of managed assets. These fees are recorded as revenue at the time the fee is billed, according to the agreement with the customer.

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

Recent Accounting Pronouncements

Standards Adopted During Current Period:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases - (Topic 842)”, amended by ASU 2018-11, “Leases – (Topic 842)”: Targeted Improvements. This new guidance requires a lessee to recognize on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than twelve months and provide additional disclosures. The amendments were effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. The Company adopted this new standard on January 1, 2019, using a modified retrospective transition approach and recognized right-of-use lease assets and related lease liabilities totaling $4.3 million. The Company elected to apply certain practical adoption expedients provided under the updates whereby it did not reassess initial direct costs for any existing leases. No cumulative-effect adjustment was recognized as the amount was not material, and the impact on our results of operations and cash flows was also not material. No prior periods were adjusted. See Note (20) for the financial position impact and additional disclosures.

Standards Not Yet Adopted:

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” ASU 2018-13 removes, modifies and adds disclosure requirements on fair value measurements. ASU 2018-13 will be effective for the Company on January 1, 2020. The Company expects to adopt the standard in the first quarter of 2020.

In June 2016, the FASB issued ASU No.  2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU 2016-13 requires enhanced disclosures related to the significant estimates and judgements used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company believes under current assumptions the adoption will result in a 0-5% decrease in our allowance for loan loss. The Company is currently finalizing the execution of its implementation controls and processes, the ultimate impact of the adoption of ASU 2016-13 as of January 1, 2020 could differ from its current assumptions. Furthermore, ASU 2016-13 will necessitate that the Company establish an allowance for expected credit losses for certain debt securities and other financial assets. The Company expects to adopt the standard in the first quarter of 2020.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On December 2, 2019 BancFirst entered into a purchase and assumption agreement with Citizens State Bank of Okemah, Oklahoma (Citizens) to purchase certain assets and assume the deposits and certain other obligations of Citizens. Citizens is an Oklahoma state-chartered bank with banking locations in Okemah and Paden, Oklahoma. These banking locations would become branches of BancFirst. As of September 30, 2019, Citizens had approximately $56 million in total assets, $26 million in loans and $42 million in deposits. The purchase and assumptions is expected to be completed during the first quarter of 2020 and is subject to regulatory approval.

On August 15, 2019 BancFirst Corporation acquired Pegasus Bank, for an aggregate cash purchase price of $123.5 million. Pegasus Bank is a Texas state-charted bank with three banking locations in Dallas, Texas. At acquisition, Pegasus Bank had approximately $651.1 million in total assets, $389.9 million in loans and $603.9 million in deposits. Pegasus Bank will continue to operate as “Pegasus Bank” under a separate Texas state-charter and remain an independent subsidiary of BancFirst Corporation. BancFirst Corporation intends to provide an appropriate amount of capital or other support to increase Pegasus Bank’s ability to approve larger loans and allow Pegasus to continue to grow their assets. As a result of the acquisition, the Company recorded a core deposit intangible of approximately $9.9 million and goodwill of approximately $68.9 million. The effect of this acquisition was included in the consolidated financial statements of the Company from the date of acquisition forward. The acquisition did not have a material effect on the Company’s consolidated financial statements. The acquisition of Pegasus Bank complements the Company by expanding into the high-growth Dallas market.

On August 31, 2018 BFTower, LLC, a wholly-owned subsidiary of BancFirst purchased Cotter Ranch Tower in Oklahoma City for the Company’s corporate headquarters for $21.0 million. Cotter Ranch Tower was subsequently renamed BancFirst Tower. BancFirst Tower consists of an aggregate of 507,000 square feet, has 36 floors and is the second tallest building in Oklahoma City. The BancFirst Tower will remain an income producing property as approximately 55% is currently, and is intended to continue to be, leased to outside tenants. BancFirst Tower will allow the Company to consolidate operations from three locations to one and will improve operational efficiencies. Upon consolidation, the Company expects to occupy approximately 35% of BancFirst Tower, resulting in approximately 90% total occupancy. Renovations on BancFirst Tower are expected to be completed by the end of 2021 and are expected to cost approximately $71 million. The renovation costs include substantial deferred maintenance including HVAC, plumbing, electrical, elevators, building skin and roof while also including much needed improvements to both the interior and exterior common areas including the lobby, underground and outdoor plaza.  The Company started depreciating certain components of the renovation in December 2019 and will start depreciating other components of the renovation as they are put into service. The Company estimates spending approximately $12 million on tenant improvements for the approximate 165,000 square feet that the Company will occupy. The total purchase price, renovation costs, and Company tenant improvement costs were determined to be favorable to other alternatives, such as constructing new corporate headquarters or leasing space. On December 14, 2018, BFTower LLC, purchased a 42.6% ownership interest in SFPG, LLC, which is the owner of a 1,568 space parking garage adjacent to BancFirst Tower, for $9.8 million. In addition, on December 31, 2019, BFTower LLC, purchased a 50% ownership interest in ParcFirst@Bricktown, LLC, which is the owner of an outdoor surface parking lot in close proximity to BancFirst Tower, for $1.5 million. The Company is evaluating construction of a parking garage on part of the surface lot.

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

(3) CASH, DUE FROM BANKS, INTEREST-BEARING DEPOSITS AND FEDERAL FUNDS SOLD

The Company maintains accounts with the Federal Reserve Bank and various other financial institutions primarily for the purpose of holding excess liquidity and clearing cash items. It may also sell federal funds to certain of these institutions on an overnight basis. At December 31, 2019 and 2018, the Company had no significant concentrations of credit risk with other financial institutions. The Company maintained vault cash and funds on deposit with the Federal Reserve Bank, which is included in the table below.

The Company is required, as a matter of law, to maintain a reserve balance in the form of vault cash or cash on deposit with the Federal Reserve Bank. The average amount of required reserves for each of the years ended December 31, 2019 and 2018 is included in the following table:

	December 31,
	2019	2018
	(Dollars in thousands)
Vault cash and funds on deposit with the Federal Reserve Bank	$1,738,523	$1,299,872
Average required Reserves	63,842	45,195

(4) SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2019
Mortgage backed securities (1)	$93	$4	$—	$97
States and political subdivisions	1,310	1	(5)	1,306
Other securities	500	—	—	500
Total	$1,903	$5	$(5)	$1,903
December 31, 2018
Mortgage backed securities (1)	$133	$5	$—	$138
States and political subdivisions	795	—	—	795
Other securities	500	—	—	500
Total	$1,428	$5	$—	$1,433

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
December 31, 2019
U.S. treasuries	$409,488	$4,974	$(13)	$414,449
U.S. federal agencies	23,039	23	(38)	23,024
Mortgage backed securities (1)	16,941	128	(64)	17,005
States and political subdivisions	22,294	282	(45)	22,531
Asset backed securities	13,320	—	(606)	12,714
Total	$485,082	$5,407	$(766)	$489,723
December 31, 2018
U.S. treasuries	$699,882	$1,108	$(3,524)	$697,466
U.S. federal agencies	30,079	—	(161)	29,918
Mortgage backed securities (1)	2,352	114	—	2,466
States and political subdivisions	27,246	277	(112)	27,411
Asset backed securities	14,015	—	(572)	13,443
Total	$773,574	$1,499	$(4,369)	$770,704

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.

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

	December 31,
	2019		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$300	$300	$495	$495
After one year but within five years	1,058	1,055	369	370
After five years but within ten years	543	546	562	565
After ten years	2	2	2	3
Total	$1,903	$1,903	$1,428	$1,433
Available for Sale
Contractual maturity of debt securities:
Within one year	$186,373	$186,539	$411,256	$410,327
After one year but within five years	252,519	257,430	313,416	311,924
After five years but within ten years	5,873	6,008	7,524	7,685
After ten years	40,317	39,746	41,378	40,768
Total debt securities	$485,082	$489,723	$773,574	$770,704

The following is a detail of proceeds from sales and realized securities losses, on available for sale debt securities:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Proceeds	$—	$31,285	$—
Gross losses realized	—	109	—

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

The following table is a summary of the Company’s book value of debt securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	December 31,
	2019	2018
	(Dollars in thousands)
Book value of pledged securities	$445,702	$472,053

The following table summarizes debt securities with unrealized losses, segregated by the duration of the unrealized loss, at December 31, 2019 and 2018 respectively:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
December 31, 2019
Held for Investment
Mortgage backed securities	$—	$—	$3	$—	$3	$—
States and political subdivisions	1,016	5	—	—	1,016	5
Total	$1,016	$5	$3	$—	$1,019	$5
Available for Sale
U.S. treasuries	$8,999	$10	$19,988	$3	$28,987	$13
U.S. federal agencies	10,362	19	2,700	19	13,062	38
Mortgage backed securities	15,165	64	—	—	15,165	64
States and political subdivisions	3,890	45	—	—	3,890	45
Asset backed securities	—	—	12,714	606	12,714	606
Total	$38,416	$138	$35,402	$628	$73,818	$766
December 31, 2018
Held for Investment
Mortgage backed securities	$—	$—	$4	$—	$4	$—
Total	$—	$—	$4	$—	$4	$—
Available for Sale
U.S. treasuries	$296,438	$90	$261,639	$3,434	$558,077	$3,524
U.S. federal agencies	1,705	7	27,035	154	28,740	161
Mortgage backed securities	1	—	1	—	2	—
States and political subdivisions	1,593	3	11,527	109	13,120	112
Asset backed securities	—	—	13,443	572	13,443	572
Total	$299,737	$100	$313,645	$4,269	$613,382	$4,369

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

Management has the ability and intent to hold the debt securities classified as held for investment until they mature, at which time the Company will receive full value for the debt securities. Furthermore, as of December 31, 2019 and 2018, the Company also had the ability and intent to hold the debt securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying debt securities were purchased. The fair value of those debt securities having unrealized losses is expected to recover as the securities approach their maturity date or repricing date, or if market yields for such investments decline. Management has no intent or requirement to sell before the recovery of the unrealized loss; therefore, no significant impairment loss was realized in the Company’s consolidated statement of comprehensive income.

(5) LOANS AND ALLOWANCE FOR LOAN LOSSES

The following is a schedule of loans outstanding by category:

	December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
BancFirst
Commercial and financial:
Commercial and industrial	$1,065,804	18.82%	$1,032,787	20.76%
Oil & gas production and equipment	209,792	3.71	94,729	1.90
Agriculture	135,082	2.39	136,313	2.74
State and political subdivisions:
Taxable	68,126	1.20	76,211	1.53
Tax-exempt	46,071	0.81	48,415	0.97
Real estate:
Construction	476,618	8.42	451,224	9.07
Farmland	246,988	4.36	219,241	4.41
One to four family residences	1,022,496	18.06	979,170	19.68
Multifamily residential properties	129,996	2.30	65,949	1.33
Commercial	1,421,488	25.10	1,506,937	30.28
Consumer	359,589	6.35	328,069	6.59
Other (not classified above)	49,388	0.87	36,931	0.74
Pegasus Bank	430,705	7.61	—	—
Total loans	$5,662,143	100.00%	$4,975,976	100.00%

BancFirst’s loans are mostly to customers within Oklahoma and approximately 58% of the loans are secured by real estate.  Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

BancFirst’s commercial and industrial loan category includes a small percentage of loans to companies that provide ancillary services to the oil and gas industry, such as transportation, preparation contractors and equipment manufacturers. The balance of these loans was approximately $93 million at December 31, 2019 and approximately $60 million at December 31, 2018.

Pegasus Bank’s loans are mostly to customers within Texas and approximately $237 million or 55% of the loans are secured by real estate. Pegasus Bank’s commercial and industrial loans were approximately $172 million at December 31, 2019, of which approximately $44 million were loans to companies in the oil and gas industry.

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

Nonperforming and Restructured Assets

The following is a summary of nonperforming and restructured assets:

	December 31,
	2019	2018
	(Dollars in thousands)
Past due 90 days or more and still accruing	$11,834	$1,916
Nonaccrual	17,965	22,603
Restructured	18,010	13,188
Total nonperforming and restructured loans	47,809	37,707
Other real estate owned and repossessed assets	6,073	6,873
Total nonperforming and restructured assets	$53,882	$44,580

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $1.7 million in 2019, $2.3 million in 2018 and $1.8 million in 2017.

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

	December 31,
	2019	2018
	(Dollars in thousands)
BancFirst
Real estate:
Non-residential real estate owner occupied	$2,275	$838
Non-residential real estate other	1,815	187
Residential real estate permanent mortgage	1,206	954
Residential real estate all other	3,060	5,488
Commercial and financial:
Non-consumer non-real estate	2,915	5,682
Consumer non-real estate	264	437
Other loans	1,083	490
Acquired loans	4,496	8,527
Pegasus Bank	851	—
Total	$17,965	$22,603

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
	(Dollars in thousands)
As of December 31, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$1,600	$967	$5,159	$7,726	$699,690	$707,416	$3,799
Non-residential real estate other	971	—	1,228	2,199	1,134,976	1,137,175	—
Residential real estate permanent mortgage	4,705	973	2,215	7,893	332,679	340,572	1,660
Residential real estate all other	4,496	1,028	2,541	8,065	912,767	920,832	549
Commercial and financial:
Non-consumer non-real estate	2,290	1,446	1,763	5,499	1,448,894	1,454,393	354
Consumer non-real estate	2,829	858	592	4,279	358,075	362,354	491
Other loans	1,670	8	4,613	6,291	147,724	154,015	4,426
Acquired loans	2,167	1,376	3,447	6,990	147,691	154,681	555
Pegasus Bank	—	—	851	851	429,854	430,705	—
Total	$20,728	$6,656	$22,409	$49,793	$5,612,350	$5,662,143	$11,834
As of December 31, 2018
BancFirst
Real estate:
Non-residential real estate owner occupied	$5,114	$810	$43	$5,967	$620,654	$626,621	$—
Non-residential real estate other	2,772	32	114	2,918	1,143,210	1,146,128	—
Residential real estate permanent mortgage	2,448	653	693	3,794	324,908	328,702	430
Residential real estate all other	1,728	292	2,799	4,819	822,685	827,504	612
Commercial and financial:
Non-consumer non-real estate	3,620	702	833	5,155	1,278,499	1,283,654	282
Consumer non-real estate	1,991	565	559	3,115	323,747	326,862	325
Other loans	322	158	178	658	141,251	141,909	—
Acquired loans	5,240	1,669	4,936	11,845	282,751	294,596	267
Total	$23,235	$4,881	$10,155	$38,271	$4,937,705	$4,975,976	$1,916

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

The following table presents impaired loans, segregated by class of loans. During the years ended December 31, 2019 and 2018 no material amount of interest income was recognized on impaired loans subsequent to their classification as impaired.

	Impaired Loans
	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
As of December 31, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$13,253	$13,000	$514	$12,868
Non-residential real estate other	3,973	3,678	300	3,946
Residential real estate permanent mortgage	3,445	3,129	242	2,968
Residential real estate all other	7,117	4,487	946	5,567
Commercial and financial:
Non-consumer non-real estate	11,598	11,012	1,005	11,085
Consumer non-real estate	969	836	97	844
Other loans	5,711	5,510	105	1,130
Acquired loans	6,421	5,108	2	5,472
Pegasus Bank	2,960	2,138	—	2,161
Total	$55,447	$48,898	$3,211	$46,041

As of December 31, 2018
BancFirst
Real estate:
Non-residential real estate owner occupied	$7,126	$6,933	$202	$7,739
Non-residential real estate other	949	757	50	6,057
Residential real estate permanent mortgage	1,789	1,545	127	1,650
Residential real estate all other	7,177	6,862	2,433	7,154
Commercial and financial:
Non-consumer non-real estate	18,507	10,977	881	12,140
Consumer non-real estate	928	829	131	846
Other loans	710	490	35	481
Acquired loans	12,846	9,864	2	11,050
Total	$50,032	$38,257	$3,861	$47,117

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

BancFirst Credit Quality Indicators

Grade 1 – Acceptable - Loans graded 1 represent reasonable and satisfactory credit risk which requires normal attention and supervision. Capacity to repay through primary and/or secondary sources is not questioned.

Grade 2 – Acceptable - Increased Attention - This category consists of loans that have credit characteristics deserving management’s close attention. These complexities or potential weaknesses could result in deterioration of the repayment prospects for the loan or BancFirst’s credit position at some future date. Such credit characteristics include loans to highly leveraged borrowers in cyclical industries, adverse financial trends which could potentially weaken repayment capacity, loans that have fundamental structure complexity or deficiencies, loans lacking secondary sources of repayment where prudent, and loans with deficiencies in essential documentation, including financial information.

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

Pass – Loans classified as a pass are loans with low to average risk. These loans are included in grade 1 and 2 for the purposes for the following table:

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Pegasus Bank’s credit position at some future date. These loans are included in grade 3 for the purposes of the following table:

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Pegasus Bank will sustain some loss if the deficiencies are not corrected. These loans are included in grade 4 for the purposes of the following table:

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. These loans, if any, would be included in grade 5 for the purposes of the following table:

The following table presents internal loan grading by class of loans:

	Internal Loan Grading
	Grade
	1	2	3	4	5	Total
	(Dollars in thousands)
As of December 31, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$554,942	$130,783	$15,191	$6,500	$—	$707,416
Non-residential real estate other	861,108	252,134	23,048	868	17	1,137,175
Residential real estate permanent mortgage	289,350	41,754	6,975	2,442	51	340,572
Residential real estate all other	722,983	179,951	14,382	3,446	70	920,832
Commercial and financial:
Non-consumer non-real estate	1,166,155	261,003	25,276	1,959	—	1,454,393
Consumer non-real estate	335,916	23,407	2,327	704	—	362,354
Other loans	148,692	3,631	1,564	128	—	154,015
Acquired loans	88,205	55,087	6,800	4,446	143	154,681
Pegasus Bank	295,243	133,324	1,287	851	—	430,705
Total	$4,462,594	$1,081,074	$96,850	$21,344	$281	$5,662,143

As of December 31, 2018
BancFirst
Real estate:
Non-residential real estate owner occupied	$451,059	$157,715	$16,949	$898	$—	$626,621
Non-residential real estate other	932,454	188,341	25,146	187	—	1,146,128
Residential real estate permanent mortgage	279,870	39,806	7,401	1,625	—	328,702
Residential real estate all other	644,217	162,003	15,232	6,052	—	827,504
Commercial and financial:
Non-consumer non-real estate	1,000,089	264,134	15,128	4,303	—	1,283,654
Consumer non-real estate	302,217	21,600	2,255	790	—	326,862
Other loans	136,132	5,542	116	119	—	141,909
Acquired loans	156,008	109,075	20,884	8,284	345	294,596
Total	$3,902,046	$948,216	$103,111	$22,258	$345	$4,975,976

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
	(Dollars in thousands)
As of December 31, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$6,328	$(34)	$25	$(9)	$721	$7,040
Non-residential real estate other	11,027	(67)	42	(25)	155	11,157
Residential real estate permanent mortgage	3,261	(146)	22	(124)	250	3,387
Residential real estate all other	10,673	(2,697)	30	(2,667)	2,143	10,149
Commercial and financial:
Non-consumer non-real estate	13,151	(514)	272	(242)	2,432	15,341
Consumer non-real estate	3,065	(868)	218	(650)	904	3,319
Other loans	2,423	—	90	90	119	2,632
Acquired loans	1,461	(2,060)	219	(1,841)	994	614
Pegasus Bank	—	—	30	30	569	599
Total	$51,389	$(6,386)	$948	$(5,438)	$8,287	$54,238
As of December 31, 2018
BancFirst
Real estate:
Non-residential real estate owner occupied	$6,195	$(282)	$17	$(265)	$398	$6,328
Non-residential real estate other	10,519	(93)	41	(52)	560	11,027
Residential real estate permanent mortgage	3,226	(174)	26	(148)	183	3,261
Residential real estate all other	9,672	(395)	106	(289)	1,290	10,673
Commercial and financial:
Non-consumer non-real estate	15,334	(2,257)	92	(2,165)	(18)	13,151
Consumer non-real estate	2,793	(1,066)	245	(821)	1,093	3,065
Other loans	2,481	(16)	361	345	(403)	2,423
Acquired loans	1,446	(720)	36	(684)	699	1,461
Total	$51,666	$(5,003)	$924	$(4,079)	$3,802	$51,389

The following table details the amount of ALL by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	ALL
	December 31, 2019		December 31, 2018
	Individually evaluated for impairment	Collectively evaluated for impairment	Individually evaluated for impairment	Collectively evaluated for impairment
	(Dollars in thousands)
BancFirst
Real estate:
Non-residential real estate owner occupied	$900	$6,140	$669	$5,659
Non-residential real estate other	990	10,167	1,119	9,908
Residential real estate permanent mortgage	531	2,856	505	2,756
Residential real estate all other	2,026	8,123	3,413	7,260
Commercial and financial:
Non-consumer non-real estate	2,902	12,439	2,114	11,037
Consumer non-real estate	343	2,976	374	2,691
Other loans	13	2,619	65	2,358
Acquired loans	—	614	—	1,461
Pegasus Bank	—	599	—	—
Total	$7,705	$46,533	$8,259	$43,130

The following table details the loans outstanding by class of loans for the period presented, on the basis of the impairment methodology used by the Company.

	Loans
	December 31, 2019			December 31, 2018
	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality	Individually evaluated for impairment	Collectively evaluated for impairment	Loans acquired with deteriorated credit quality
	(Dollars in thousands)
BancFirst
Real estate:
Non-residential real estate owner occupied	$21,690	$685,726	$—	$17,846	$608,775	$—
Non-residential real estate other	23,933	1,113,242	—	25,333	1,120,795	—
Residential real estate permanent mortgage	9,468	331,104	—	9,026	319,676	—
Residential real estate all other	17,898	902,934	—	21,285	806,219	—
Commercial and financial:
Non-consumer non-real estate	27,016	1,427,377	—	19,432	1,264,222	—
Consumer non-real estate	3,090	359,264	—	3,093	323,769	—
Other loans	231	153,784	—	209	141,700	—
Acquired loans	10,470	143,351	860	22,132	265,084	7,380
Pegasus Bank	—	428,567	2,138	—	—	—
Total	$113,796	$5,545,349	$2,998	$118,356	$4,850,240	$7,380

Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Year ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Other real estate owned	$3,941	$5,437	$2,889
Repossessed assets	1,473	1,122	1,242
Total	$5,414	$6,559	$4,131

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

Year Ended December 31,	Balance Beginning of the Period	Additions	Collections/ Terminations	Balance End of the Period
	(Dollars in thousands)
2019	$19,891	$12,371	$(11,981)	$20,281
2018	24,001	7,986	(12,096)	19,891
2017	27,486	7,350	(10,835)	24,001

(6) PREMISES AND EQUIPMENT, NET AND OTHER ASSETS

The following is a summary of premises and equipment by classification:

		December 31,
	Estimated Useful Lives	2019	2018
		(Dollars in thousands)
Land		$45,561	$35,434
Buildings	10 to 40 years	190,193	170,145
Furniture, fixtures and equipment	3 to 15 years	81,225	74,687
Construction in progress		12,760	11,488
Accumulated depreciation		(123,464)	(117,392)
Premises and equipment, net		$206,275	$174,362

Low Income Housing Tax Credit Investments

The Company invests in affordable housing projects that qualify for the low income housing tax credit (LIHTC), which is designed to promote private development of low income housing. These investments generate a return primarily through realization of federal tax credits, and also through a tax deduction generated by operating losses of the investments. The investments are amortized through tax expense using the proportional amortization method as related tax credits are utilized. The Company is periodically required to provide additional contributions at the discretion of the project sponsors. Although in some cases the Company’s investment may exceed 50% of the equity interest in an entity, the Company does not consolidate these structures as variable interest entities due to the project sponsor’s ability to manage the projects, which is indicative of power in them.

Total LIHTC investments were $20.4 million and $18.5 million at December 31, 2019 and 2018, respectively and are included in other assets on the balance sheet.  The Company recognized tax credits and other tax benefits of $5.4 million, $5.4 million and $4.4 million in 2019, 2018 and 2017, respectively and amortization expense of $4.5 million, $4.4 million and $3.5 million in 2019, 2018 and 2017, respectively resulting from LIHTC investments.  Additional contributions are committed during the investment periods through the year 2032.  Unfunded commitments to these investments as of December 31, 2019 totaled $15.6 million.

New Market Tax Credit Investments

The Company also invests in active low income community businesses that qualify for New Market Tax Credits (NMTC).  NMTC investments are made through Community Development Entities (CDE) and such entities are qualified through the US Department of the Treasury.  NMTCs are earned for a qualified entity investment made by a taxpayer in CDEs if substantially all of the investment is used by the CDE to make qualified investments.  It is through its equity contributions into the CDE entities that the Company is able to receive the benefits of the NMTCs.  The amount of the NMTC is equal to 39% of the qualified investment taken over a seven year period.  The investments are amortized through other noninterest expense using the effective yield method as related tax credits are utilized.  The Company does not consolidate these CDEs as variable interest entities due to the control the allocatee of the tax credits has over the entity.

Total NMTC investments were $21.8 million and $3.0 million at December 31, 2019 and 2018, respectively and are included in other assets on the balance sheet. The Company recognized tax credits of $4.5 million, $1.8 million and $1.8 million in 2019, 2018 and 2017, respectively and amortization expense of $3.7 million, $1.4 million, and $1.3 million in 2019, 2018 and 2017, respectively resulting from NMTC investments. NMTC investments are funded in full in the year they begin. There are no unfunded commitments.

(7) INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of December 31, 2019
Core deposit intangibles	$35,856	$(14,131)	$21,725
Customer relationship intangibles	3,391	(2,508)	883
Total	$39,247	$(16,639)	$22,608
As of December 31, 2018
Core deposit intangibles	$25,907	$(11,113)	$14,794
Customer relationship intangibles	5,699	(4,115)	1,584
Mortgage servicing intangibles	397	(305)	92
Total	$32,003	$(15,533)	$16,470

The evaluation of intangible assets for the year ended December 31, 2019 resulted in an impairment of customer relationship intangibles of approximately $353,000 related to BancFirst Insurance Services, Inc.

Mortgage servicing intangibles were amortized based on prepayment assumptions and were adjusted to fair value periodically, if impaired. Fair value was estimated based on the present value of future cash flows over several interest rate scenarios, which were then discounted at risk-adjusted rates. The Company considered portfolio characteristics, contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenue, costs to service and other economic factors. When available, fair value estimates and assumptions were compared to observable market data, recent market activity and actual portfolio experience.

Estimated amortization of intangible assets for the next five years, as of December 31, 2019, is as follows (dollars in thousands):

Estimated Amortization
2020	$3,820
2021	3,090
2022	2,822
2023	2,806
2024	2,806

At December 31, 2019, the weighted-average remaining life of all intangible assets was approximately 7.6 years which consisted of customer relationship intangibles with a weighted-average life of 4.8 years and core deposit intangibles with a weighted-average life of 7.8 years.

The following is a summary of goodwill by business segment:

				Other	Executive,
	Metropolitan	Community	Pegasus	Financial	Operations
	Banks	Banks	Bank	Services	& Support	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2019
Balance at beginning of period	$13,767	$59,894	$—	$5,464	$624	$79,749
Acquisitions	—	—	68,855	—	—	68,855
Balance at end of period	$13,767	$59,894	$68,855	$5,464	$624	$148,604

Year Ended December 31, 2018
Balance at beginning of period	$8,078	$39,876	$—	$5,464	$624	$54,042
Acquisitions	5,689	20,018	—	—	—	25,707
Balance at end of period	$13,767	$59,894	$—	$5,464	$624	$79,749

The Company acquired Pegasus Bank on August 15, 2019, which added $68.9 million in goodwill.  The Company did not apply push down accounting and therefore the goodwill associated with this acquisition is included at the holding company level.

(8) TIME DEPOSITS

Time deposits include certificates of deposit and individual retirement accounts.

At December 31, 2019, the scheduled maturities of all time deposits are as follows (Dollars in thousands):

2020	$494,912
2021	102,747
2022	47,585
2023	30,856
2024	22,122
Thereafter	44
Total	$698,266

The following table is a summary of large time deposits and time deposits that meet or exceed the current FDIC insurance limit for the periods presented:

	December 31,
	2019	2018
	(Dollars in thousands)
Time deposits of $100,000 or more	$368,525	$349,918
Time deposits of $250,000 or more	153,987	132,957

(9) SHORT-TERM BORROWINGS

The following is a summary of short-term borrowings:

	December 31,
	2019	2018
	(Dollars in thousands)
Federal funds purchased	$1,100	$1,675
Weighted average interest rate	2.19%	1.84%
End of period interest rate	1.45%	2.30%

Federal funds purchased represent borrowings of overnight funds from other financial institutions.

(10) LINES OF CREDIT

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed rate loans. The Company’s assets, including residential first mortgages of $814.2 million, are pledged as collateral for the borrowings under the line of credit. As of December 31, 2019, the Company had the ability to draw up to $632.0 million on the FHLB line of credit based on FHLB stock holdings of $554,000 with no advances outstanding.  In addition, the Company has a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in 2020.

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

(12) INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Current taxes:
Federal	$26,247	$23,700	$39,569
State	7,288	7,083	5,914
Deferred taxes	1,148	3,155	4,383
Total income taxes	$34,683	$33,938	$49,866

Income tax expense applicable to securities transactions approximated $171,000, $10,000 and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Income tax expense for 2017 was impacted by the write-down of net deferred tax asset of $4.3 million resulting from the federal tax rate change under the Tax Cuts and Jobs Act, enacted December 22, 2017.  A reconciliation of tax expense at the federal statutory tax rate applied to income before taxes is presented in the following table.  The federal statutory tax rate was 21% in 2019 and 2018 and 35% in 2017:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Tax expense at the federal statutory tax rate	$35,377	$33,546	$47,708
Increase (decrease) in tax expense from:
Tax-exempt income, net	(581)	(510)	(829)
Modified endowment life contracts	(519)	(558)	(921)
Share based compensation excess tax benefit	(765)	(917)	(2,354)
State tax expense, net of federal tax benefit	5,757	5,595	3,840
Write-down of net deferred tax asset	—	—	4,331
Utilization of tax credits:
New markets tax credits, net of tax expense	(3,547)	(1,422)	(1,151)
Low-income housing tax credits, net of amortization	(1,266)	(1,273)	(1,589)
Other, net	227	(523)	831
Total tax expense	$34,683	$33,938	$49,866

The net deferred tax asset consisted of the following and is reported in other assets:

	December 31,
	2019	2018
	(Dollars in thousands)
Provision for loan losses	$13,763	$13,089
Unrealized net losses on securities	—	731
Write-downs of other real estate owned	181	462
Deferred compensation	2,268	2,209
Stock-based compensation	1,514	1,448
Investments in partnership interests	3,677	4,274
Other	903	963
Gross deferred tax assets	22,306	23,176
Unrealized net gains on securities	(1,187)	—
Premium on securities of banks acquired	(153)	(185)
Intangibles	(6,757)	(5,376)
Basis difference related to tax credits	(2,015)	(2,560)
Depreciation	(10,349)	(8,484)
Prepaid expense deducted	(1,000)	(1,178)
Other	(180)	(181)
Gross deferred tax liabilities	(21,641)	(17,964)
Net deferred tax asset	$665	$5,212

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if applicable, in income tax expense. During the years ended December 31, 2019, 2018 and 2017, the Company did not recognize or accrue any interest and penalties related to unrecognized tax benefits. Federal and various state income tax statutes dictate that tax returns filed in any of the previous three reporting periods remain open to examination, which includes tax return years 2016 to 2018. In addition, years 2013 to 2015 remain open due to amending those returns in 2017. The Company has no open examinations with either the Internal Revenue Service or any state agency.

Management performs an analysis of the Company’s tax position annually and believes it is more likely than not that all of its tax positions will be utilized in future years.

(13) STOCK-BASED COMPENSATION

The Company adopted a nonqualified incentive stock option plan (the “BancFirst ISOP”) in May 1986. The Company has amended the BancFirst ISOP since 1986 to increase the number of shares to be issued under the plan to 6,484,530 shares. At December 31, 2019, there were 254,000 shares available for future grants. The BancFirst ISOP will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2019 will become exercisable through the year 2026. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

In June 1999, the Company adopted the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”). Each non-employee director is granted an option for 10,000 shares. The Company has amended the BancFirst Directors’ Stock Option Plan since 1999 to increase the number of shares to be issued under the plan to 530,000 shares. At December 31, 2019, there were 15,000 shares available for future grants. The BancFirst Directors’ Stock Option Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of December 31, 2019 will become exercisable through the year 2023. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Year Ended December 31, 2019
Outstanding at December 31, 2018	1,216,700	$28.48
Options granted	178,500	56.87
Options exercised	(107,470)	21.23
Options canceled, forfeited, or expired	(30,000)	46.42
Outstanding at December 31, 2019	1,257,730	32.70	9.28Yrs	$37,408
Exercisable at December 31, 2019	644,730	23.09	7.10Yrs	$25,370
Year Ended December 31, 2018
Outstanding at December 31, 2017	1,273,625	$25.90
Options granted	72,000	56.47
Options exercised	(123,925)	17.42
Options canceled, forfeited, or expired	(5,000)	48.02
Outstanding at December 31, 2018	1,216,700	28.48	9.53Yrs	$26,066
Exercisable at December 31, 2018	601,700	21.53	7.12Yrs	$17,070

The following table has additional information regarding options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Total intrinsic value of options exercised	$3,982	$4,810	$8,389
Cash received from options exercised	2,282	2,159	4,660
Tax benefit realized from options exercised	1,014	1,225	3,245

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term. The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Stock-based compensation expense	$1,277	$1,352	$1,180
Tax benefit	325	345	301
Stock-based compensation expense, net of tax	$952	$1,007	$879

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years. The following table shows the unearned stock-based compensation expense:

December 31, 2019
(Dollars in thousands)
Unearned stock-based compensation expense	$4,492

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Year Ended December 31,
	2019	2018	2017
Weighted average grant-date fair value per share of options granted	$13.34	$14.71	$11.87
Risk-free interest rate	1.55 to 2.76%	2.55 to 3.05%	2.15 to 2.40%
Dividend yield	2.00%	2.00%	2.00%
Stock price volatility	22.93 to 23.63%	23.05 to 23.95%	22.57 to 24.18%
Expected term	10 Yrs	10 Yrs	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company has amended the BancFirst Deferred Stock Compensation Plan since 1999 to increase the number of shares to be issued under the plan to 244,148 shares. The BancFirst Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 9,542 and 3,891 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the years ended December 31, 2019 and 2018, respectively.

A summary of the accumulated stock units is as follows:

	December 31,
	2019	2018
Accumulated stock units	143,362	143,347
Average price	$27.17	$24.91

(14) RETIREMENT PLANS

In May 1986, the Company adopted the BancFirst Corporation Employee Stock Ownership and Thrift Plan effective January 1, 1985. The plan was separated into two individual plans effective January 1, 2009. The Thrift Plan (“401(k)”) and Employee Stock Ownership Plan (“ESOP”) cover all eligible employees, as defined in the plans, of the Company and its subsidiaries. The 401(k) allows employees to defer up to the maximum legal limit of their compensation, of which the Company may match up to 3% of their compensation. In addition, the Company may make discretionary contributions based on employee contributions or eligible compensation to the ESOP, as determined by the Company’s Board of Directors. The ESOP sponsor purchases shares from the open market. These shares are included in the calculation of the basic earnings per share. Dividends issued on these shares are reinvested into the ESOP. The ESOP is not leveraged. The aggregate amounts of contributions by the Company to the 401(k) and ESOP are shown in the following table:

	December 31,
	2019	2018	2017
	(Dollars in thousands)
401(k) contributions	$2,526	$2,465	$2,229
ESOP contributions	4,403	4,073	2,645
Total contributions	$6,929	$6,538	$4,874

(15) STOCKHOLDERS’ EQUITY

As of December 31, 2019, 2018 and 2017 the Company’s authorized and outstanding preferred and common stock was as follows:

	No. of Shares Authorized at	No. of Shares Outstanding at December 31,
Class of Stock	December 31, 2019	2019	2018	2017	Par Value Per Share	Dividends	Voting Rights
Senior Preferred	10,000,000	—	—	—	$1.00	As declared	Voting
10% Cumulative Preferred	900,000	—	—	—	5.00	As declared	Non-voting
Common	40,000,000	32,694,268	32,603,926	31,894,563	1.00	As declared	Voting

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

(c) Common stock: At December 31, 2019, 2018 and 2017 the shares issued equaled shares outstanding.

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

The following table is a summary of the shares under the program:

	Year Ended December 31,
	2019	2018	2017
Number of shares repurchased	26,670	151,264	—
Average price of shares repurchased	$60.04	$52.32	$—
Shares remaining to be repurchased	122,066	148,736	300,000

The Company’s ability to pay dividends is dependent upon dividend payments received from BancFirst. Banking regulations limit bank dividends based upon net earnings retained and minimum capital requirements. Dividends in excess of these requirements require regulatory approval. At January 1, 2020, approximately $140.1 million of the equity of BancFirst was available for dividend payments to the Company. During any deferral period or any event of default on the Junior Subordinated Debentures, the Company may not declare or pay any dividends on any of its capital stock.

The Company, BancFirst and Pegasus Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s, BancFirst’s and Pegasus Bank’s assets, liabilities, and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of December 31, 2019, the Company, BancFirst and Pegasus Bank met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2019:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$910,561	14.42%	$505,050	8.00%	$662,878	10.50%	N/A	N/A
BancFirst	827,928	14.14%	468,107	8.00%	614,390	10.50%	$585,134	10.00%
Pegasus Bank	63,817	14.15%	36,083	8.00%	47,359	10.50%	45,104	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$830,323	13.15%	$284,091	4.50%	$441,919	7.00%	N/A	N/A
BancFirst	753,659	12.88%	263,310	4.50%	409,594	7.00%	$380,337	6.50%
Pegasus Bank	60,214	13.35%	20,297	4.50%	31,573	7.00%	29,317	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$856,323	13.56%	$378,788	6.00%	$536,616	8.50%	N/A	N/A
BancFirst	773,659	13.22%	351,080	6.00%	497,364	8.50%	$468,107	8.00%
Pegasus Bank	60,214	13.35%	27,062	6.00%	38,338	8.50%	36,083	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$856,323	10.28%	$333,171	4.00%	N/A	N/A	N/A	N/A
BancFirst	773,659	10.22%	302,845	4.00%	N/A	N/A	$378,556	5.00%
Pegasus Bank	60,214	8.58%	28,058	4.00%	N/A	N/A	35,072	5.00%
As of December 31, 2018:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$886,190	16.29%	$435,208	8.00%	$537,210	9.875%	N/A	N/A
BancFirst	765,487	14.09%	434,573	8.00%	536,426	9.875%	$543,216	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$808,801	14.87%	$244,804	4.50%	$346,806	6.375%	N/A	N/A
BancFirst	694,098	12.78%	244,447	4.50%	346,300	6.375%	$353,090	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$834,801	15.35%	$326,406	6.00%	$428,408	7.875%	N/A	N/A
BancFirst	714,098	13.15%	325,930	6.00%	427,783	7.875%	$434,573	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$834,801	11.09%	$301,116	4.00%	N/A	N/A	N/A	N/A
BancFirst	714,098	9.49%	300,855	4.00%	N/A	N/A	$376,069	5.00%

As of December 31, 2019, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst and Pegasus Bank as “well capitalized” under the prompt corrective action provisions. The Company’s trust preferred securities have continued to be included in Tier 1 capital as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notification of BancFirst and Pegasus Bank’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

(16) NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Year Ended December 31, 2019
Basic
Income available to common stockholders	$134,879	32,639,396	$4.13
Effect of stock options	—	690,448
Diluted
Income available to common stockholders plus assumed exercises of stock options	$134,879	33,329,844	$4.05
Year Ended December 31, 2018
Basic
Income available to common stockholders	$125,814	32,689,228	$3.85
Effect of stock options	—	741,486
Diluted
Income available to common stockholders plus assumed exercises of stock options	$125,814	33,430,714	$3.76
Year Ended December 31, 2017
Basic
Income available to common stockholders	$86,439	31,813,572	$2.72
Effect of stock options	—	754,533
Diluted
Income available to common stockholders plus assumed exercises of stock options	$86,439	32,568,105	$2.65

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each year because the options were anti-dilutive for the period.

	Shares	Average Exercise Price
December 31, 2019	180,989	$54.73
December 31, 2018	92,738	53.17
December 31, 2017	55,337	46.86

(17) CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Cash	$5,761	$105,089
Investments in subsidiaries	946,311	822,336
Goodwill	69,478	624
Core deposit premium	9,617	—
Dividends receivable	11,622	11,058
Other assets	2,313	958
Total assets	$1,045,102	$940,065
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$13,309	$10,472
Junior subordinated debentures	26,804	26,804
Stockholders’ equity	1,004,989	902,789
Total liabilities and stockholders’ equity	$1,045,102	$940,065

STATEMENTS OF INCOME

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
OPERATING INCOME
Dividends from subsidiaries	$77,559	$38,326	$29,455
Interest on interest-bearing deposits	1,150	1,151	291
Other	451	16	3
Total operating income	79,160	39,493	29,749
OPERATING EXPENSE
Interest	1,965	2,172	2,122
Other	5,017	698	770
Total operating expense	6,982	2,870	2,892
Income before taxes and equity in undistributed earnings of subsidiaries	72,178	36,623	26,857
Allocated income tax benefit	2,731	3,093	3,295
Income before equity in undistributed earnings of subsidiaries	74,909	39,716	30,152
Equity in undistributed earnings of subsidiaries	61,194	87,404	57,429
Amortization of stock-based compensation arrangements of subsidiaries	(1,224)	(1,306)	(1,142)
Net income	$134,879	$125,814	$86,439

STATEMENTS OF CASH FLOW

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$134,879	$125,814	$86,439
Adjustments to reconcile to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(61,194)	(87,404)	(57,429)
Amortization of stock-based compensation arrangements of subsidiaries	1,224	1,306	1,142
Other, net	(440)	(2,621)	569
Net cash provided by operating activities	74,469	37,095	30,721
INVESTING ACTIVITIES
Net cash provided by acquisitions	—	41,347	—
Payments for investments in subsidiaries	(134,457)	—	(502)
Other, net	(418)	(174)	100
Net cash (used in) provided by investing activities	(134,875)	41,173	(402)
FINANCING ACTIVITIES
Issuance of common stock	2,484	2,238	4,844
Common stock acquired	(1,601)	(7,914)	—
Cash dividends paid	(39,805)	(30,265)	(24,783)
Redemption of Junior Subordinated debentures	—	(5,155)	—
Net cash used in financing activities	(38,922)	(41,096)	(19,939)
Net (decrease) increase in cash and due from banks	(99,328)	37,172	10,380
Cash and due from banks at the beginning of the period	105,089	67,917	57,537
Cash and due from banks at the end of the period	$5,761	$105,089	$67,917
SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$5,131	$2,171	$2,122
Cash received during the period for income taxes, net	$4,518	$3,647	$4,643

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

	December 31,
	2019	2018
	(Dollars in thousands)
Loan commitments	$1,618,001	$1,232,996
Stand-by letters of credit	64,702	56,096

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

(20) LEASES

Lessee

On January 1, 2019, the Company adopted ASU No. 2016-02, “Leases - (Topic 842),” which requires the recognition of the Company’s operating leases on its balance sheet. See Note (1) for additional information.

The Company has operating leases, which primarily consist of office space in buildings, ATM locations, storage facilities, parking lots, equipment and land on which it owns certain buildings.

Rental expense on all operating leases, including those rented on a monthly or temporary basis were as follows (Dollars in thousands):

Year Ending December 31:
2019	$1,633
2018	1,857
2017	1,597

As of December 31, 2019, a right of use lease asset included in accrued interest receivable and other assets on the balance sheet totaled $5.7 million, and a related lease liability included in accrued interest payable and other liabilities on the balance sheet totaled $5.6 million. As of December 31, 2019, our operating leases have a weighted-average remaining lease term of 4.0 years and a weighted-average discount rate of 3.4 percent.

Maturity of Operating Lease Liabilities

December 31, 2019
(Dollars in thousands)
2020	$1,700
2021	1,208
2022	982
2023	557
2024	336
Thereafter	1,163
Total lease payments	5,946
Less imputed interest	(326)
Operating lease liability	$5,620

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the balance sheet as premises and equipment. The Company had operating lease revenue of $6.1 million, $2.5 million and $671,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Lease revenue is included in occupancy, net on the consolidated statement of comprehensive income.

Future Minimum Lease Payments to be received

The Company does not have operating leases that extend beyond 2026. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

December 31, 2019
(Dollars in thousands)
2020	$3,086
2021	2,187
2022	1,564
2023	1,071
2024	523
2025-2026	405
Total future minimum lease payments	$8,836

(21) FAIR VALUE MEASUREMENTS

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

Securities Available for Sale

Securities classified as available for sale are reported at fair value. U.S. Treasuries are valued using Level 1 inputs. Other securities available for sale including U.S. federal agencies, registered mortgage backed securities and state and political subdivisions are valued using prices from an independent pricing service utilizing Level 2 data. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company also invests in private label mortgage backed securities for which observable information is not readily available. These securities are reported at fair value utilizing Level 3 inputs. For these securities, management determines the fair value based on replacement cost, the income approach or information provided by outside consultants or lead investors. Discount rates are primarily based on reference to interest rate spreads on comparable securities of similar duration and credit rating as determined by the nationally recognized rating agencies adjusted for a lack of trading volume. Significant unobservable inputs are developed by investment securities professionals involved in the active trading of similar securities.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
December 31, 2019
Securities available for sale:
U.S. Treasury	$414,449	$—	$—	$414,449
U.S. federal agencies	—	23,024	—	23,024
Mortgage-backed securities	—	17,005	—	17,005
States and political subdivisions	—	22,531	—	22,531
Asset backed securities	—	—	12,714	12,714

December 31, 2018
Securities available for sale:
U.S. Treasury	$697,466	$—	$—	$697,466
U.S. federal agencies	—	29,918	—	29,918
Mortgage-backed securities	—	2,466	—	2,466
States and political subdivisions	—	27,411	—	27,411
Asset backed securities	—	—	13,443	13,443

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the years ended December 31, 2019 and 2018 were as follows:

	Twelve Months Ended December 31,
	2019	2018
	(Dollars in thousands)
Balance at the beginning of the year	$13,443	$14,467
Settlements	(695)	(1,037)
Total unrealized gains/(losses)	(34)	13
Balance at the end of the period	$12,714	$13,443

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the years ended December 31, 2019 and 2018, the Company did not transfer any securities between levels in the fair value hierarchy.

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

The following table summarizes assets measured at fair value on a nonrecurring basis. The fair value represents end of period values, which approximate fair value measurements that occurred on various measurement dates throughout the period:

Total Fair Value Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended December 31, 2019
Equity securities	$10,121
Impaired loans (less specific allowance)	45,687
Repossessed assets	465
Other real estate owned	3,024

As of and for the Year-to-date Period Ended December 31, 2018
Equity securities	$7,521
Impaired loans (less specific allowance)	34,396
Repossessed assets	183
Other real estate owned	4,683

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

Cash and Cash Equivalents Include: Cash and Due from Banks and Interest-Bearing Deposits with Banks

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	December 31,
	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,868,281	$1,868,281	$1,424,255	$1,424,255
Federal funds sold	1,000	1,000	—	—
Securities held for investment	1,403	1,403	928	933
Loans held for sale	11,001	11,001	8,174	8,174
Level 3 inputs:
Securities held for investment	500	500	500	500
Loans, net of allowance for loan losses	5,607,905	5,625,005	4,924,587	4,901,159
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	7,483,635	7,497,429	6,605,495	6,713,542
Short-term borrowings	1,100	1,100	1,675	1,675
Junior subordinated debentures	26,804	29,324	26,804	29,549
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		2,832		2,158
Letters of credit		485		421

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets (excluding mortgage servicing rights, which were valued periodically) and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment, of which there were none as of December 31, 2018. The evaluation of intangible assets and goodwill for the year ended December 31, 2019 resulted in an impairment of customer relationship intangibles of approximately $353,000 related to BancFirst Insurance Services, Inc. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at December 31, 2019 or 2018.

(22) SEGMENT INFORMATION

The Company evaluates its performance with an internal profitability measurement system that measures the profitability of its business units on a pre-tax basis. The five principal business units are metropolitan banks, community banks, Pegasus Bank, other financial services and executive, operations and support. Metropolitan banks, community banks and Pegasus Bank offer traditional banking products such as commercial and retail lending, and a full line of deposit accounts. Metropolitan banks consist of banking locations in the metropolitan Oklahoma City and Tulsa areas. Community banks consist of banking locations in communities throughout Oklahoma. Pegasus Bank consists of banking locations in the Dallas metropolitan area. Other financial services are specialty product business units including guaranteed small business lending, residential mortgage lending, trust services, securities brokerage, electronic banking and insurance. The executive, operations and support groups represent executive management, operational support and corporate functions that are not allocated to the other business units.

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Pegasus Bank	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2019
Net interest income	$86,511	$177,330	$8,657	$5,763	$3,660	$—	$281,921
Provision for loan losses	2,143	5,606	140	(69)	467	—	8,287
Noninterest income	18,608	64,485	483	40,270	152,320	(138,937)	137,229
Depreciation and amortization	2,463	10,218	274	603	2,431	—	15,989
Other expenses	37,549	109,044	4,939	25,408	50,941	(2,569)	225,312
Income before taxes	$62,964	$116,947	$3,787	$20,091	$102,141	$(136,368)	$169,562
Total assets	$2,806,021	$4,998,247	$738,351	$102,442	$950,920	$(1,030,223)	$8,565,758
Capital expenditures	$4,349	$11,219	$83	$1,220	$10,183	$—	$27,054
December 31, 2018
Net interest income	$84,043	$170,096	$—	$5,341	$996	$—	$260,476
Provision for loan losses	79	4,178	—	(466)	11	—	3,802
Noninterest income	16,625	60,004	—	37,743	137,364	(126,537)	125,199
Depreciation and amortization	2,364	9,092	—	588	1,502	—	13,546
Other expenses	36,873	106,674	—	24,895	42,319	(2,186)	208,575
Income before taxes	$61,352	$110,156	$—	$18,067	$94,528	$(124,351)	$159,752
Total assets	$2,743,876	$4,892,946	$—	$84,706	$861,782	$(1,009,052)	$7,574,258
Capital expenditures	$3,003	$21,393	$—	$1,035	$26,432	$—	$51,863
December 31, 2017
Net interest income (expense)	$74,274	$147,731	$—	$5,770	$(636)	$—	$227,139
Provision for loan losses	2,457	4,442	—	1,767	(154)	—	8,512
Noninterest income	15,698	54,353	—	37,842	97,368	(87,191)	118,070
Depreciation and amortization	2,192	7,790	—	584	1,225	—	11,791
Other expenses	35,488	93,619	—	24,474	36,531	(1,511)	188,601
Income before taxes	$49,835	$96,233	$—	$16,787	$59,130	$(85,680)	$136,305
Total assets	$2,552,024	$4,544,196	$—	$117,332	$885,590	$(845,986)	$7,253,156
Capital expenditures	$3,606	$12,334	$—	$64	$2,003	$—	$18,007

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

(23) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 is as follows:

	Quarter
	Fourth	Third	Second	First
	(Dollars in thousands, except per share data)
2019
Net interest income	$73,939	$72,287	$68,792	$66,903
Provision for loan losses	1,412	2,758	2,433	1,684
Securities transactions	(9)	—	821	—
Noninterest income	35,524	35,627	34,077	32,001
Noninterest expense	66,296	62,191	56,608	56,206
Net income	35,507	33,368	34,167	31,837
Net income per common share:
Basic	1.09	1.02	1.04	0.98
Diluted	1.07	1.00	1.02	0.96
2018
Net interest income	$66,888	$65,673	$64,880	$63,035
Provision for loan losses	1,516	747	1,225	314
Securities transactions	10	(64)	115	(14)
Noninterest income	31,851	32,801	30,437	30,110
Noninterest expense	56,166	55,809	54,256	55,890
Net income	32,725	32,883	30,586	29,620
Net income per common share:
Basic	1.00	1.01	0.93	0.91
Diluted	0.98	0.98	0.91	0.89

(24) SUBSEQUENT EVENT

In January 2020, the Company sold property held in other real estate owned for a $2.1 million gain.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2019.

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

No changes were made to the Company’s internal control over financial reporting during the last fiscal quarter of 2019 that materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria established in “Internal Control—Integrated Framework (2013 edition),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and criteria, management has determined that the Company has maintained effective internal control over financial reporting as of December 31, 2019.

As disclosed in Note (2) to its consolidated financial statements, BancFirst Corporation acquired Pegasus Bank on August 15, 2019.  The acquisition did not have a material effect on the Company’s consolidated financial statements.  Due to the timing of the acquisition, Pegasus Bank’s internal controls were excluded from management’s assessment of the Company’s internal control over financial reporting as of December 31, 2019.

BKD LLP, independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 and has issued an unqualified report thereon.

BancFirst Corporation

Oklahoma City, Oklahoma

February 28, 2020

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

Stockholders, Board of Directors and Audit Committee

BancFirst Corporation

Oklahoma City, Oklahoma

Opinion on the Internal Control over Financial Reporting

We have audited BancFirst Corporation's (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013), issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated February 28, 2020, expressed an unqualified opinion thereon.

As permitted, the Company excluded the operations of Pegasus Bank (Pegasus) of Dallas, Texas, a financial institution acquired on August 15, 2019, whose financial statements constitute 9% and 2% of total assets and total revenues, respectively, from the scope of management’s report on internal control over financial reporting. As such, Pegasus has also been excluded from the scope of our audit of internal control over financial reporting.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

February 28, 2020

Item 9B. Other Information.

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 401 of Regulation S-K will be contained in the 2020 Proxy Statement under the caption “Election of Directors” and is hereby incorporated by reference. The information required by Item 405 of Regulation S-K will be contained in the 2020 Proxy Statement under the caption “16(a) Beneficial Ownership Reporting Compliance” and is hereby incorporated by reference. The information required by Item 406 of Regulation S-K will be contained in the 2020 Proxy Statement under the caption “Code of Ethics” and is hereby incorporated by reference.

Item 11. Executive Compensation.

The information required by Item 402 of Regulation S-K will be contained in the 2020 Proxy Statement under the captions “Executive Compensation” and “Compensation Discussion and Analysis” and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 201(d) of Regulation S-K with respect to securities authorized for issuance under equity compensation plans is included under Part II, Item 5 of this Annual Report on Form 10-K.

The information required by Item 403 of Regulation S-K will be contained in the 2020 Proxy Statement under the caption “Security Ownership” and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 404 of Regulation S-K will be contained in the 2020 Proxy Statement under the caption “Transactions with Related Persons” and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

The information required by Item 9(e) of Schedule 14A will be contained in the 2020 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	For the financial statements of BancFirst Corporation, reference is made to Part II, Item 8, of this Annual Report on Form 10-K.
(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flow for the three years ended December 31, 2019, 2018 and 2017

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

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1 and 3.2 above).

4.2*	Description of Registrant’s Securities

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

4.8

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

4.10

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

Index to Exhibits
Exhibit Number	Exhibit

10.4	Amendment Number One to the BancFirst Corporation Thrift Plan. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2018 and incorporated herein by reference).

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

10.10*	BancFirst Corporation Employee Stock Ownership Plan 2019 Amendment Number One

10.11*	2019 Amendment BancFirst Corporation Thrift Plan

21.1*	Subsidiaries of Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s and CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2020	BANCFIRST CORPORATION
/s/ David Harlow
David Harlow
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2020.

/s/ David E. Rainbolt	/s/ David Harlow
David E. Rainbolt	David Harlow
Executive Chairman	President and Chief Executive Officer (Principal Executive Officer)

/s/ Dennis L. Brand	/s/ C. L. Craig, Jr.
Dennis L. Brand	C. L. Craig, Jr.
Director	Director

/s/ F. Ford Drummond	/s/ Joe Ford
F. Ford Drummond	Joe Ford
Director	Director

/s/ Joe Goyne
Joe Goyne	William O. Johnstone
Director	Vice Chairman of the Board

Frank Keating	Bill Lance
Director	Director

/s/ Dave R. Lopez	/s/ W. Scott Martin
Dave R. Lopez	W. Scott Martin
Director	Director

/s/ Tom H. McCasland, III
Tom H. McCasland, III	Ronald J. Norick
Director	Director

/s/ H. E. Rainbolt	/s/ Robin Roberson
H. E. Rainbolt	Robin Roberson
Chairman Emeritus	Director

/s/ Darryl Schmidt
Michael S. Samis	Darryl Schmidt
Director	Chief Executive Officer, BancFirst and Director

/s/ Michael K. Wallace
Natalie Shirley	Michael K. Wallace
Director	Director

/s/ Gregory Wedel	/s/ G. Rainey Williams, Jr
Gregory Wedel	G. Rainey Williams, Jr
Director	Director

/s/ Kevin Lawrence	/s/ Randy Foraker
Kevin Lawrence	Randy Foraker
Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Executive Vice President and Chief Risk Officer (Principal Accounting Officer)

COMPANY PERFORMANCE

Presented below is a line graph which compares the percentage in the cumulative total return on the Company’s Common Stock to the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Bank Stock Index. The period presented is from January 1, 2015 through December 31, 2019. The graph assumes an investment on January 1, 2015 of $100 in the Company’s Common Stock and in each index, and that any dividends were reinvested. The values presented for each quarter during the period represent the cumulative market values of the respective investment. The performance graph represents past performance and should not be considered to be an indication of future performance.