Form 10-Q
period 2020-03-31
BANCFIRST CORP /OK/
filed 2020-05-11
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020 there were 32,646,691 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

March 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2020	2019
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$192,034	$222,043
Interest-bearing deposits with banks	1,356,826	1,646,238
Federal funds sold	—	1,000
Securities held for investment (fair value: $2,220 and $1,903, respectively)	2,189	1,903
Securities available for sale at fair value	589,798	489,723
Loans held for sale	16,161	11,001
Loans (net of unearned interest)	5,989,904	5,662,143
Allowance for credit losses	(70,080)	(54,238)
Loans, net of allowance for credit losses	5,919,824	5,607,905
Premises and equipment, net	215,927	206,275
Other real estate owned	5,720	5,607
Intangible assets, net	21,850	22,608
Goodwill	149,923	148,604
Accrued interest receivable and other assets	198,844	202,851
Total assets	$8,669,096	$8,565,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$2,980,792	$2,956,370
Interest-bearing	4,592,408	4,527,265
Total deposits	7,573,200	7,483,635
Short-term borrowings	1,400	1,100
Accrued interest payable and other liabilities	44,312	49,230
Junior subordinated debentures	26,804	26,804
Total liabilities	7,645,716	7,560,769

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,646,691 and 32,694,268, respectively	32,647	32,694
Capital surplus	153,999	153,353
Retained earnings	826,855	815,488
Accumulated other comprehensive income, net of income tax of $3,363 and $1,187, respectively	9,879	3,454
Total stockholders' equity	1,023,380	1,004,989
Total liabilities and stockholders' equity	$8,669,096	$8,565,758

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
INTEREST INCOME
Loans, including fees	$76,518	$68,730
Securities:
Taxable	2,586	4,335
Tax-exempt	98	126
Federal funds sold	—	2
Interest-bearing deposits with banks	4,769	7,748
Total interest income	83,971	80,941
INTEREST EXPENSE
Deposits	9,400	13,537
Short-term borrowings	7	10
Junior subordinated debentures	491	491
Total interest expense	9,898	14,038
Net interest income	74,073	66,903
Provision for credit losses	19,583	1,684
Net interest income after provision for credit losses	54,490	65,219
NONINTEREST INCOME
Trust revenue	3,655	3,177
Service charges on deposits	18,804	17,663
Securities transactions (includes no accumulated other comprehensive income reclassifications)	50	—
Income from sales of loans	781	698
Insurance commissions	5,676	5,265
Cash management	4,320	3,776
Gain/(loss) on sale of other assets	86	(4)
Other	1,773	1,426
Total noninterest income	35,145	32,001
NONINTEREST EXPENSE
Salaries and employee benefits	39,756	36,171
Occupancy, net	3,546	2,627
Depreciation	3,491	2,985
Amortization of intangible assets	964	759
Data processing services	1,692	1,480
Net income from other real estate owned	(2,135)	(484)
Marketing and business promotion	2,355	2,261
Deposit insurance	136	533
Other	11,580	9,874
Total noninterest expense	61,385	56,206
Income before taxes	28,250	41,014
Income tax expense	5,642	9,177
Net income	$22,608	$31,837
NET INCOME PER COMMON SHARE
Basic	$0.69	$0.98
Diluted	$0.68	$0.96
OTHER COMPREHENSIVE GAIN
Unrealized gain on securities, net of tax of $(2,176) and $(868), respectively	6,425	2,540
Comprehensive income	$29,033	$34,377

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
COMMON STOCK
Issued at beginning of period	$32,694	$32,604
Shares issued for stock options	12	14
Shares acquired and canceled	(59)	—
Issued at end of period	$32,647	$32,618
CAPITAL SURPLUS
Balance at beginning of period	$153,353	$149,709
Common stock issued for stock options	220	312
Stock-based compensation arrangements	426	174
Balance at end of period	$153,999	$150,195
RETAINED EARNINGS
Balance at beginning of period	$815,488	$722,615
Net income	22,608	31,837
Cumulative effect of change in accounting principle, net of tax of $925 (Note 1)	2,270	—
Dividends on common stock ($0.32 and $0.30 per share, respectively)	(10,472)	(9,739)
Common stock acquired and canceled	(3,039)	—
Balance at end of period	$826,855	$744,713
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain/(losses) on securities:
Balance at beginning of period	$3,454	$(2,139)
Net change	6,425	2,540
Balance at end of period	$9,879	$401
Total stockholders’ equity	$1,023,380	$927,927

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,608	$31,837
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	19,583	1,684
Depreciation and amortization	4,455	3,744
Net amortization of securities premiums and discounts	(461)	(1,948)
Realized securities gains	(50)	—
Gain on sales of loans	(781)	(698)
Cash receipts from the sale of loans originated for sale	56,879	43,229
Cash disbursements for loans originated for sale	(61,258)	(42,094)
Deferred income tax benefit	(1,211)	(459)
Gain on sale of other assets	(2,183)	(499)
Decrease/(increase) in interest receivable	196	(1,500)
(Decrease)/increase in interest payable	(543)	382
Amortization of stock-based compensation arrangements	426	174
Excess tax benefit from stock-based compensation arrangements	(95)	(102)
Other, net	(2,302)	2,910
Net cash provided by operating activities	35,263	36,660
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	18,397	—
Net decrease in federal funds sold	1,000	—
Purchases of held for investment securities	(295)	—
Purchases of available for sale securities	(234,059)	—
Proceeds from maturities, calls and paydowns of held for investment securities	237	210
Proceeds from maturities, calls and paydowns of available for sale securities	142,818	2,406
Purchase of equity securities	(39)	(1,828)
Proceeds from paydowns and sales of equity securities	408	110
Net change in loans	(308,102)	(67,249)
Purchases of premises, equipment and computer software	(11,349)	(6,792)
Purchase of tax credits	(219)	(6,894)
Other, net	4,988	1,875
Net cash used in investing activities	(386,215)	(78,162)
FINANCING ACTIVITIES
Net change in deposits	44,559	100,582
Net change in short-term borrowings	300	3,525
Issuance of common stock in connection with stock options, net	232	326
Common stock acquired	(3,098)	—
Cash dividends paid	(10,462)	(9,781)
Net cash provided by financing activities	31,531	94,652
Net (decrease)/increase in cash, due from banks and interest-bearing deposits	(319,421)	53,150
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,868,281	1,424,255
Cash, due from banks and interest-bearing deposits at the end of the period	$1,548,860	$1,477,405
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$10,410	$13,655
Cash paid during the period for income taxes	$1,175	$—
Noncash investing and financing activities:
Fair value of assets acquired in acquisitions	$47,838	$—
Liabilities assumed in acquisitions	$45,040	$—
Unpaid common stock dividends declared	$10,463	$9,784

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of BancFirst Corporation and its subsidiaries (the “Company”) conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and general practice within the banking industry. A summary of significant accounting policies can be found in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The accompanying unaudited interim consolidated financial statements and notes are presented in accordance with U.S. GAAP for interim financial information and the instructions for Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). The information contained in the financial statements and footnotes included in BancFirst Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, should be referred to in connection with these unaudited interim consolidated financial statements. Operating results for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year or any future period.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States inherently involves the use of estimates and assumptions that affect the amounts reported in the financial statements and the related disclosures. These estimates relate principally to the determination of the allowance for credit losses, income taxes, the fair value of financial instruments and the valuation of intangibles. Such estimates and assumptions may change over time and actual amounts realized may differ from those reported.

Recent Accounting Pronouncements

Standards Adopted During Current Period:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820).” ASU 2018-13 modifies disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 was effective for the Company on January 1, 2020. ASU No. 2018-13 was adopted on January 1, 2020 and did not have a significant impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No.  2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” On January 1, 2020, the Company adopted ASU 2016-13, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for purchased loans and securities with credit deterioration and available-for-sale debt securities.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Operating results for periods from January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards and the accounting policies described in our 2019 Form 10-K. The Company recorded a net increase to retained earnings of $2.3 million, net of tax of $925,000, as of January 1, 2020 for the cumulative effect of adopting ASC 326, and the impact on our results of operations and cash flows was not material.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets was adjusted to reflect the addition of approximately $1.2 million of the allowance for credit losses.

The Company has not recorded an allowance for credit losses against its available-for-sale securities, as the credit risk is not material. The following table illustrates the impact of ASC 326 on the allowance for credit losses on the Company’s loans as of January 1, 2020.

	January 1, 2020
	As Reported Under ASC 326	Pre ASC 326 Adoption	Impact of ASC 326 Adoption
	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$2,819	$5,625	$(2,806)
Commercial real estate non-owner occupied	2,851	8,358	(5,507)
Construction and development < 60 months	1,158	2,214	(1,056)
Construction residential real estate < 60 months	1,155	1,933	(778)
Residential real estate first lien	4,861	8,692	(3,831)
Residential real estate all other	1,359	2,767	(1,408)
Farmland	1,413	2,821	(1,408)
Commercial and agricultural non-real estate	27,194	15,345	11,849
Consumer non-real estate	2,630	3,252	(622)
Other loans	2,516	2,632	(116)
Pegasus Bank	3,087	599	2,488
Allowance for credit losses on loans	$51,043	$54,238	$(3,195)

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. In order to estimate expected losses using historical loss information, the Company elected to utilize a methodology known as vintage loss analysis for substantially all of our loan portfolio. Vintage loss analysis measures impairment based on the age of the accounts and the historical asset performance of assets with similar risk characteristics. Vintage loss analysis accounts for expected losses by allowing the Company to calculate the cumulative loss rates of a given loan pool and in so doing, determine the loan pool’s lifetime expected loss experience. This includes a reasonable approximation of probable and estimable future losses determined by applying historical net charge off information to forward looking qualitative and environmental factors. First, the Company determined the appropriate type of financial assets that share similar risk characteristics, and then the Company developed a cumulative loss curve for the applicable financial assets based on historical data using different “vintages” analyzed by year of origination.  This is done by dividing each year’s net charge-offs by the original principal balance. The respective vintage’s original principal balance remains the denominator in each annual calculation, as it references the specific vintage’s original balance. The loss experience of this original balance is tracked annually and summed over the life of the loan for each separate loan pool leaving a cumulative, life of credit loss rate based on historic averages weighted towards more recent loss experience. In addition to life of credit loss data, primary drivers like macroeconomic indicators of qualitative factors are used as adjustments to the expected loss calculation to reach a forecast supported by both quantitative and qualitative data points. The intent is to express the impact of changes in external factors while incorporating analysis of where the loan pool is in its loss history.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not also included in the collective evaluation. The Company has made the accounting policy election to use the fair value of the collateral to measure expected credit losses on collateral-dependent financial assets. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

In connection with the adoption of ASC 326, the Company revised certain accounting policies and implemented accounting policy elections. The revised accounting policies are described below.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts. Accrued interest receivable totaled $27.4 million at both December 31, 2019 and March 31, 2020, and was reported in accrued interest receivable and other assets on the consolidated balance sheets. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Interest income is accrued on the unpaid principal balance using the simple-interest method on the daily balances of the principal amounts outstanding.

Interest income on consumer and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Consumer loans are charged off at 180 days past due, and commercial loans are charged off to the extent principal or interest is deemed uncollectible.  Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Restructured loans are loans on which, due to the borrower’s financial difficulties, the Company has granted a concession that the Company would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, and a reduction of the face amount of debt or forgiveness of either principal or accrued interest. A loan continues to qualify as restructured until a consistent payment history or change in the borrower’s financial condition has been evidenced, generally for no less than twelve months. If the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that the Company is willing to accept for a new extension of credit with comparable risk, then the loan is no longer considered a restructured loan if it is in compliance with the modified terms in calendar years after the year of restructure.

Purchased Credit Deteriorated (PCD) Loans: The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

Allowance for Credit Losses - Loans: The allowance for credit losses is a valuation account that is deducted from the loans amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. In connection with our adoption of ASU 2016-13, changes were made to our primary portfolio segments to align with the methodology applied in determining the allowance under CECL. The Company has identified the following portfolio segments, which includes the applicable weighted average life, and measures the allowance for credit losses using the vintage loss analysis adjusted for qualitative factors:

Loan Segment	Life (in years)
BancFirst
Real estate:
Commercial real estate owner occupied	8
Commercial real estate non-owner occupied	6
Construction and development < 60 months	3
Construction residential real estate < 60 months	1
Residential real estate first lien	13
Residential real estate all other	6
Farmland	12
Commercial and agricultural non-real estate	3
Consumer non-real estate	4
Other loans	9
Pegasus Bank	4

These portfolio segments are separately identified because they exhibit distinctive risk characteristics, such as financial asset types, loan purpose, collateral, and industry of the borrower. A summary of our primary portfolio segments is as follows:

Commercial real estate owner occupied. Commercial real estate owner occupied are nonresidential property loans for which the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the entity, or an affiliate of the entity, who owns the property. This category includes, among other loans, loans secured by office buildings, garden office buildings, manufacturing facilities, warehouse and flex warehouse facilities, hospitals, and car washes unless the property is owned by an investor who leases the property to the operator who, in turn, is not related to or affiliated with the investor.

Commercial real estate non-owner occupied. Commercial real estate non-owner occupied are nonresidential property loans where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent financing of the property. This category includes, among other loans, loans secured by shopping centers, office buildings, hotels/motels, nursing homes, assisted-living facilities, mini-storage warehouse facilities, and similar properties.

Construction and development < 60 months. Residential development loans include loans to develop raw land into a residential development. Advances on the loans typically include land costs, hard costs (grading, utilities, roads, etc.), soft costs (engineering fees, development fees, entitlement fees, etc.) and carrying costs until the development is completed. Upon completion of the development, the loan is typically repaid through the sale of lots to homebuilders.

Construction residential real estate < 60 months. Residential construction includes loans to builders for speculative or custom homes, as well as direct loans to individuals for construction of their personal residence. Custom construction and self-construction loans typically will have commitments in place for long-term financing at the completion of construction. Speculative construction loans generally will have periodic curtailment plans beginning after completion of construction and a reasonable time for sales to have occurred.

Residential real estate first lien. Residential real estate first lien loans includes all closed-end loans secured by first liens on 1-to-4 family residential properties. This category includes property containing 1-to-4 dwelling units (including vacation homes) or more than four dwelling units if each is separated from other units by dividing walls that extend from ground to roof. This category also includes individual condominium dwelling units and loans secured by an interest in individual cooperative housing units, even if in a building with five or more dwelling units.

Residential real estate all other. Residential real estate all other loans includes loans secured by junior (i.e., other than first) liens on 1-to-4 family residential properties. This category includes loans secured by junior liens even if the Company also holds a loan secured by a first lien on the same 1-to-4 family residential property.

Farmland. This category includes loans secured by all land known to be used or usable for agricultural purposes, such as crop and livestock production. Farmland includes grazing or pasture land, whether tillable or not and whether wooded or not.

Commercial and agricultural non-real estate. Commercial and agricultural non-real estate represent loans for working capital, facilities acquisition or expansion, purchase of equipment and other needs of commercial customers primarily located within Oklahoma. Loans in this category include commercial and industrial, oil and gas, agriculture and state and political subdivisions.

Consumer non-real estate. Consumer loans are loans to individuals for household, family and other personal expenditures. Commonly, such loans are made to finance purchases of consumer goods, such as automobiles, boats, household goods, vacations and education.

Other loans. Other loans consist of loans approved by the Small Business Administration.

Pegasus Bank. Pegasus Bank’s loans are commercial and consumer loans mostly to customers within Texas secured by real estate. Pegasus Bank also includes commercial and industrial loans, which includes loans to companies in the oil and gas industry.

The Company considers various factors to monitor the credit risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical loan loss experience and economic conditions.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as the political, legal, and regulatory environment, technology and consumer preferences. Historical loss information is also adjusted for reasonable and supportable changes in national and local economic conditions, such as oil and gas prices, national and local unemployment, real gross domestic product (“GDP”), house price index (“HPI”), consumer price index (“CPI”), rental vacancies, and retail sales. Economic conditions are forecast as "current conditions" over the forecast period. Forecast models were used to validate credit performance during the forecast period. Beyond the reasonable and supportable forecast, the economic expectation reverts to the historical average, which is determined by the weighted average life of each loan pool.

Determining the Contractual Term: Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Troubled Debt Restructurings (TDRs): A loan for which the terms have been modified resulting in a concession that is not commercially reasonable, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The allowance for credit loss on a TDR is measured using the same method as all other loans held for investment, except when the value of a concession cannot be measured using a method other than the discounted cash flow method. When the value of a concession is measured using the discounted cash flow method, the allowance for credit loss is determined by discounting the expected future cash flows at the original interest rate of the loan.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Based on a low likelihood that funding will occur and the Company’s ability to manage the extension of credit to our borrowers, the allowance for credit losses on off-balance sheet credit exposure is not material.

Allowance for Credit Losses - Available-for-Sale Securities: The Company reviews its portfolio of securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell or it is more-likely-than-not that it will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the period of time the security has been in an unrealized loss position, and performance of any underlying collateral and adverse conditions specifically related to the security. At December 31, 2019 and March 31, 2020 approximately 95% of the available for sale securities held by the Company were issued by the U.S. Treasury, or U.S. government-sponsored entities and agencies. The Company does not consider the unrealized position of these securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its securities portfolio, as the credit risk is not material.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

On March 5, 2020, the Company purchased approximately $47.8 million in total assets, which included $22.9 million in loans, and assumed approximately $45.0 million in deposits and certain other obligations of The Citizens State Bank of Okemah, Oklahoma “Citizens” for a purchase price of $2.9 million. As a result of the purchase, the Company recorded a core deposit intangible of approximately $206,000 and goodwill of approximately $1.3 million. The effect of this purchase was included in the consolidated financial statements of the Company from the date of purchase forward. The purchase did not have a material effect on the Company’s consolidated financial statements. Citizens was an Oklahoma state-chartered bank with banking locations in Okemah and Paden, Oklahoma. These banking locations became branches of BancFirst.

In January 2020, the Company sold property held in other real estate owned for a $2.2 million gain.

On August 15, 2019 the Company acquired Pegasus Bank, a Texas state-charted bank with three banking locations in Dallas, Texas. This acquisition is disclosed in Note (2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(3)	SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020	(Dollars in thousands)
Mortgage backed securities (1)	$84	$4	$—	$88
States and political subdivisions	1,605	27	—	1,632
Other securities	500	—	—	500
Total	$2,189	$31	$—	$2,220
December 31, 2019
Mortgage backed securities (1)	$93	$4	$—	$97
States and political subdivisions	1,310	1	(5)	1,306
Other securities	500	—	—	500
Total	$1,903	$5	$(5)	$1,903

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020	(Dollars in thousands)
U.S. treasuries	$499,943	$13,412	$—	$513,355
U.S. federal agencies	22,339	27	(28)	22,338
Mortgage backed securities (1)	16,566	345	(31)	16,880
States and political subdivisions	24,384	245	(118)	24,511
Asset backed securities	13,324	—	(610)	12,714
Total	$576,556	$14,029	$(787)	$589,798
December 31, 2019
U.S. treasuries	$409,488	$4,974	$(13)	$414,449
U.S. federal agencies	23,039	23	(38)	23,024
Mortgage backed securities (1)	16,941	128	(64)	17,005
States and political subdivisions	22,294	282	(45)	22,531
Asset backed securities	13,320	—	(606)	12,714
Total	$485,082	$5,407	$(766)	$489,723

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.

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

	March 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$300	$301	$300	$300
After one year but within five years	1,291	1,318	1,058	1,055
After five years but within ten years	597	600	543	546
After ten years	1	1	2	2
Total	$2,189	$2,220	$1,903	$1,903
Available for Sale
Contractual maturity of debt securities:
Within one year	$276,869	$277,975	$186,373	$186,539
After one year but within five years	254,913	267,320	252,519	257,430
After five years but within ten years	5,035	5,129	5,873	6,008
After ten years	39,739	39,374	40,317	39,746
Total debt securities	$576,556	$589,798	$485,082	$489,723

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Book value of pledged securities	$397,723	$445,702

Non-Cash investing activities

On March 31, 2019, the Company had a $50.0 million security that matured, was removed from the securities portfolio and moved into accrued interest receivable and other assets on the balance sheet. The cash for this matured security was received the following day on April 1, 2019.

(4)	LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

In connection with our adoption of ASU 2016-13, changes were made to our primary portfolio segments to align with the methodology applied in determining the allowance under CECL. Loans held for investment are summarized by portfolio segment as follows:

	March 31, 2020	December 31, 2019
	Amount	Amount
	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$633,406	$621,188
Commercial real estate non-owner occupied	911,682	851,200
Construction and development < 60 months	254,204	287,138
Construction residential real estate < 60 months	200,895	189,480
Residential real estate first lien	850,854	834,849
Residential real estate all other	184,848	187,647
Farmland	255,082	246,988
Commercial and agricultural non-real estate	1,710,368	1,499,404
Consumer non-real estate	356,768	359,529
Other loans	156,952	154,015
Pegasus Bank	474,845	430,705
Total (1)	$5,989,904	$5,662,143
(1) Excludes accrued interest receivable of $27.4 million at March 31, 2020 and December 31, 2019, that is recorded in accrued interest receivable and other assets.

BancFirst’s loans are mostly to customers within Oklahoma and approximately 55% of the loans are secured by real estate.  Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

BancFirst’s commercial and agricultural non-real estate loan category includes reserve based energy loans and a small percentage of loans to companies that provide ancillary services to the energy industry, such as transportation, preparation contractors and equipment manufacturers. The balance of reserve based energy loans was approximately $248 million at March 31, 2020 and approximately $210 million at December 31, 2019. The balance of the ancillary services energy loans was approximately $116 million at March 31, 2020 and approximately $110 million at December 31, 2019.

Pegasus Bank’s loans are mostly to customers within Texas and approximately $248 million or 52% of the loans are secured by real estate at March 31, 2020. Pegasus Bank’s commercial and agricultural non-real estate loan were approximately $198 million at March 31, 2020 and approximately $172 million at December 31, 2019. Pegasus Bank’s reserve based energy loans were approximately $77 million at March 31, 2020 and approximately $44 million at December 31, 2019.

Accounting policies related to appraisals, and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Nonperforming and Restructured Assets

The following is a summary of restructured assets and other real estate owned and repossessed assets:

	March 31,	December 31,
	2020	2019
	(Dollars in thousands)
Restructured	$3,158	$18,010
Other real estate owned and repossessed assets	$6,001	$6,073

The Company charges interest on principal balances outstanding on restructured loans during deferral periods. The current and future financial effects of the recorded balance of loans considered to be restructured were not considered to be material.

Nonaccrual loans

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $332,000 for the three months ended March 31, 2020 and approximately $544,000 for the three months ended March 31, 2019.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment. Residential real estate refers to one-to-four family real estate.

March 31, 2020
(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$2,503
Commercial real estate non-owner occupied	465
Construction and development < 60 months	155
Construction residential real estate < 60 months	380
Residential real estate first lien	3,657
Residential real estate all other	838
Farmland	2,687
Commercial and agricultural non-real estate	32,530
Consumer non-real estate	174
Other loans	1,522
Pegasus Bank	270
Total	$45,181

December 31, 2019
(Dollars in thousands)
BancFirst
Real estate:
Non-residential real estate owner occupied	$2,275
Non-residential real estate other	1,815
Residential real estate permanent mortgage	1,206
Residential real estate all other	3,060
Non-consumer non-real estate	2,915
Consumer non-real estate	264
Other loans	1,083
Acquired loans	4,496
Pegasus Bank	851
Total	$17,965

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents an age analysis of our loans held for investment:

	Age Analysis of Past Due Loans
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due Loans	Current Loans	Total Loans	Accruing Loans 90 Days or More Past Due
	(Dollars in thousands)
As of March 31, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$933	$12	$2,548	$3,493	$629,913	$633,406	$192
Commercial real estate non-owner occupied	513	38	188	739	910,943	911,682	—
Construction and development < 60 months	1,696	—	129	1,825	252,379	254,204	—
Construction residential real estate < 60 months	182	181	238	601	200,294	200,895	39
Residential real estate first lien	7,093	1,895	3,622	12,610	838,244	850,854	1,685
Residential real estate all other	1,226	149	829	2,204	182,644	184,848	130
Farmland	1,025	467	3,451	4,943	250,139	255,082	1,406
Commercial and agricultural non-real estate	5,173	811	4,093	10,077	1,700,291	1,710,368	1,451
Consumer non-real estate	2,638	724	640	4,002	352,766	356,768	545
Other loans	3,356	479	5,537	9,372	147,580	156,952	4,617
Pegasus Bank	—	—	270	270	474,575	474,845	—
Total	$23,835	$4,756	$21,545	$50,136	$5,939,768	$5,989,904	$10,065

As of December 31, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$1,600	$967	$5,159	$7,726	$699,690	$707,416	$3,799
Non-residential real estate other	971	—	1,228	2,199	1,134,976	1,137,175	—
Residential real estate permanent mortgage	4,705	973	2,215	7,893	332,679	340,572	1,660
Residential real estate other	4,496	1,028	2,541	8,065	912,767	920,832	549
Non-consumer non-real estate	2,290	1,446	1,763	5,499	1,448,894	1,454,393	354
Consumer other	2,829	858	592	4,279	358,075	362,354	491
Other loans	1,670	8	4,613	6,291	147,724	154,015	4,426
Acquired loans	2,167	1,376	3,447	6,990	147,691	154,681	555
Pegasus Bank	—	—	851	851	429,854	430,705	—
Total	$20,728	$6,656	$22,409	$49,793	$5,612,350	$5,662,143	$11,834

Credit Quality Indicators

The Company considers credit quality indicators to monitor the credit risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical credit loss experience and economic conditions.

An internal risk grading system is used to indicate the credit risk of loans. The loan grades used by the Company are for internal risk identification purposes and do not directly correlate to regulatory classification categories or any financial reporting definitions.

The general characteristics of the risk grades are disclosed in Note (5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The Company’s revolving loans that are converted to term loans are not material and therefore have not been presented.

The following table summarizes our gross loans held for investment by year of origination and internally assigned credit grades:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
	(Dollars in thousands)
Three Months Ended March 31, 2020
BancFirst
Commercial real estate owner occupied
Grade 1	$25,303	$133,035	$92,854	$60,998	$48,931	$133,987	$10,456	$505,564
Grade 2	8,430	31,499	13,264	12,042	12,038	35,219	3,224	115,716
Grade 3	56	40	641	1,052	497	2,668	3,547	8,501
Grade 4	—	370	849	—	398	1,541	467	3,625
Total commercial real estate owner occupied loans	33,789	164,944	107,608	74,092	61,864	173,415	17,694	633,406
Commercial real estate non-owner occupied
Grade 1	95,360	173,469	133,346	72,705	98,735	110,808	14,231	698,654
Grade 2	11,131	69,801	18,589	24,363	12,846	57,175	3,801	197,706
Grade 3	1,698	4,030	7,213	782	44	971	142	14,880
Grade 4	—	95	191	—	—	156	—	442
Total commercial real estate non-owner occupied loans	108,189	247,395	159,339	97,850	111,625	169,110	18,174	911,682
Construction and development < 60 months
Grade 1	42,312	101,895	28,665	36,294	3,112	4,490	10,045	226,813
Grade 2	12,019	9,018	1,732	869	172	581	404	24,795
Grade 3	34	2,211	195	—	—	—	—	2,440
Grade 4	—	75	39	26	—	—	—	140
Grade 5	16	—	—	—	—	—	—	16
Total construction and development < 60 months	54,381	113,199	30,631	37,189	3,284	5,071	10,449	254,204
Construction residential real estate < 60 months
Grade 1	38,515	120,390	385	23	40	35	5,174	164,562
Grade 2	9,101	21,755	950	—	—	487	171	32,464
Grade 3	649	2,597	203	—	—	—	—	3,449
Grade 4	—	133	287	—	—	—	—	420
Total construction residential real estate < 60 months	48,265	144,875	1,825	23	40	522	5,345	200,895
Residential real estate first lien
Grade 1	64,808	217,000	100,098	79,709	59,462	176,542	—	697,619
Grade 2	6,678	29,159	25,294	14,288	14,068	41,068	—	130,555
Grade 3	2,333	2,468	1,621	1,796	2,330	7,303	—	17,851
Grade 4	126	596	707	257	937	2,143	—	4,766
Grade 5	—	—	—	—	51	12	—	63
Total residential real estate first lien	73,945	249,223	127,720	96,050	76,848	227,068	—	850,854
Residential real estate all other
Grade 1	6,151	20,055	14,680	10,701	7,350	15,475	36,405	110,817
Grade 2	1,282	2,441	1,640	1,918	494	3,384	58,583	69,742
Grade 3	25	850	1,002	288	194	436	288	3,083
Grade 4	53	46	74	45	—	727	94	1,039
Grade 5	97	70	—	—	—	—	—	167
Total residential real estate all other	7,608	23,462	17,396	12,952	8,038	20,022	95,370	184,848
Farmland
Grade 1	13,825	35,940	24,768	18,410	16,773	37,822	7,733	155,271
Grade 2	6,615	35,533	7,464	7,565	6,670	10,788	9,347	83,982
Grade 3	540	834	5,337	1,132	589	1,715	3,540	13,687
Grade 4	—	—	777	660	399	55	251	2,142
Total farmland	20,980	72,307	38,346	27,767	24,431	50,380	20,871	255,082
Commercial and agricultural non-real estate
Grade 1	200,458	306,072	154,484	122,613	60,696	53,613	466,220	1,364,156
Grade 2	38,024	61,920	32,778	10,825	6,101	29,242	103,820	282,710
Grade 3	8,868	5,720	2,836	1,833	4,610	1,458	5,976	31,301
Grade 4	26,587	1,221	903	2,529	111	290	437	32,078
Grade 5	—	83	—	—	—	—	40	123
Total commercial and agricultural non-real estate	273,937	375,016	191,001	137,800	71,518	84,603	576,493	1,710,368
Consumer non-real estate
Grade 1	45,588	160,489	74,136	27,553	11,129	4,973	6,821	330,689
Grade 2	2,927	10,459	5,900	1,963	1,026	444	284	23,003
Grade 3	99	915	665	303	176	156	14	2,328
Grade 4	7	267	254	70	62	86	2	748
Total consumer non-real estate	48,621	172,130	80,955	29,889	12,393	5,659	7,121	356,768
Other loans

Grade 1	6,050	29,014	29,762	22,628	21,756	16,142	21,851	147,203
Grade 2	—	—	17	3,080	1,183	3,121	867	8,268
Grade 3	—	—	24	—	—	1,346	—	1,370
Grade 4	—	—	—	12	28	71	—	111
Total other loans	6,050	29,014	29,803	25,720	22,967	20,680	22,718	156,952
Pegasus Bank
Grade 1	35,067	79,582	43,442	30,012	16,926	45,404	80,175	330,608
Grade 2	15,439	33,869	11,062	27,708	4,209	8,887	41,516	142,690
Grade 3	—	—	—	—	—	1,277	—	1,277
Grade 4	—	—	—	—	270	—	—	270
Total Pegasus Bank	50,506	113,451	54,504	57,720	21,405	55,568	121,691	474,845
Total loans held for investment	$726,271	$1,705,016	$839,128	$597,052	$414,413	$812,098	$895,926	$5,989,904

Allowance for Credit Losses Methodology

On January 1, 2020, the Company adopted ASU 2016-13, which replaces the incurred loss methodology for determining its provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. See Note (1) for additional information regarding the factors that influenced the Company’s current estimate of expected credit losses. Upon adoption, the allowance for credit losses was decreased by $3.2 million, with no impact to the consolidated statement of income. Subsequent to the adoption of ASU 2016-13, the Company recorded a $19.6 million provision for credit losses for the first quarter of 2020 utilizing the newly adopted CECL methodology, a significant increase from prior quarters. The increase resulted primarily from the anticipated impact on our loan portfolio resulting from the economic outlook related to the COVID-19 pandemic and the decline in energy prices and to a lesser degree, loan growth during the quarter. Prolonged low energy prices will not only have a direct impact on the energy portfolio; it will have an indirect effect on the economies of Oklahoma and the Dallas, Texas market, including higher unemployment, with a residual effect on land values and real estate prices.

The following table details activity in the allowance for credit losses on loans for the period presented. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Allowance for Credit Losses
	Balance at beginning of period	Impact of CECL adoption	Initial allowance on loans purchased with credit deterioration	Charge- offs	Recoveries	Net charge-offs	Provision for credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$5,625	$(2,806)	$432	$—	$—	$—	$1,293	$4,544
Commercial real estate non-owner occupied	8,358	(5,507)	—	—	—	—	3,084	5,935
Construction and development < 60 months	2,214	(1,056)	—	(3)	—	(3)	(19)	1,136
Construction residential real estate < 60 months	1,933	(778)	—	(1)	—	(1)	464	1,618
Residential real estate first lien	8,692	(3,831)	7	(152)	2	(150)	1,474	6,192
Residential real estate all other	2,767	(1,408)	—	(25)	27	2	931	2,292
Farmland	2,821	(1,408)	1	—	—	—	374	1,788
Commercial and agricultural non-real estate	15,345	11,849	62	(87)	17	(70)	10,090	37,276
Consumer non-real estate	3,252	(622)	—	(321)	57	(264)	1,019	3,385
Other loans	2,632	(116)	—	—	2	2	233	2,751
Pegasus Bank	599	2,488	—	(571)	7	(564)	640	3,163
Total	$54,238	$(3,195)	$502	$(1,160)	$112	$(1,048)	$19,583	$70,080

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended March 31, 2019
BancFirst
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

Purchased Credit Deteriorated Loans

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
As of March 31, 2020
Purchase price of loans at acquisition	$1,761
Allowance for credit losses at acquisition	502
Par value of acquired loans at acquisition	$2,263

Collateral Dependent Loans

A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following table summarizes collateral-dependent gross loans held for investment by collateral type as follows:

	Collateral Type
	Real Estate	Business Assets	Energy Reserves	Other Assets
	(Dollars in thousands)
As of March 31, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$821	$—	$—	$—
Commercial real estate non-owner occupied	1,012	—	—	—
Construction and development < 60 months	17	—	—	—
Construction residential real estate < 60 months	199	—	—	—
Residential real estate first lien	1,590	—	—	—
Residential real estate all other	3,042	—	—	—
Farmland	1,112	—	—	—
Commercial and agricultural non-real estate	—	3,081	28,604	801
Consumer non-real estate	—	—	—	38
Other loans	—	25	—	—
Pegasus Bank	1,277	—	—	—
Total collateral-dependent loans held for investment	$9,070	$3,106	$28,604	$839

 Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Other real estate owned	$2,342	$591
Repossessed assets	318	301
Total	$2,660	$892

(5)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of March 31, 2020
Core deposit intangibles	$35,562	$(14,540)	$21,022
Customer relationship intangibles	3,391	(2,563)	828
Total	$38,953	$(17,103)	$21,850
As of December 31, 2019
Core deposit intangibles	$35,856	$(14,131)	$21,725
Customer relationship intangibles	3,391	(2,508)	883
Total	$39,247	$(16,639)	$22,608

The following is a summary of goodwill by business segment:

				Other	Executive,
	Metropolitan	Community	Pegasus	Financial	Operations
	Banks	Banks	Bank	Services	& Support	Consolidated
	(Dollars in thousands)
Three months ended March 31, 2020
Balance at beginning of period	$13,767	$59,894	$68,855	$5,464	$624	$148,604
Acquisitions	—	1,319	—	—	—	1,319
Balance at beginning and end of period	$13,767	$61,213	$68,855	$5,464	$624	$149,923

The Company acquired Citizens on March 5, 2020, which added $1.3 million in goodwill. Additional information for intangible assets can be found in Note (7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

(6)     LEASES

Lessee

The Company has operating leases, which primarily consist of office space in buildings, ATM locations, storage facilities, parking lots, equipment and land on which it owns certain buildings.

Rent expense for all operating leases, including those rented on a monthly or temporary basis totaled approximately $463,000 and $391,000 for the three months ended March 31, 2020 and March 31, 2019, respectively.

As of March 31, 2020, right of use lease asset included in accrued interest receivable and other assets on the balance sheet totaled $5.2 million, and a related lease liability included in accrued interest payable and other liabilities on the balance sheet totaled $5.0 million. There have been no significant changes in our expected future minimum lease payments since December 31, 2019. The future minimum lease payments are disclosed in Note (20) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, our operating leases have a weighted-average remaining lease term of 3.4 years and a weighted-average discount rate of 3.4 percent.

Maturity of Operating Lease Liabilities

March 31, 2020
(Dollars in thousands)
2020 (nine months)	$1,258
2021	1,233
2022	989
2023	558
2024	336
Thereafter	1,163
Total lease payments	5,537
Less imputed Interest	(492)
Operating lease liability	$5,045

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the balance sheet as premises and equipment. The Company had operating lease revenue of $1.4 million and $1.5 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Lease revenue is included in occupancy, net on the consolidated statement of comprehensive income.

Future Minimum Lease Payments to be received

The Company does not have operating leases that extend beyond 2030. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

March 31, 2020
(Dollars in thousands)
2020 (nine months)	$3,152
2021	3,500
2022	2,932
2023	2,463
2024	1,939
2025-2030	5,629
Total future minimum lease payments	$19,615

(7)	STOCK-BASED COMPENSATION

The Company has had a nonqualified incentive stock option plan (the “BancFirst ISOP”) since May 1986. At March 31, 2020, there were 116,500 shares available for future grants. The BancFirst ISOP will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2020 will become exercisable through the year 2027. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company has had the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”) since June 1999. Each non-employee director is granted an option for 10,000 shares. At March 31, 2020, there were 15,000 shares available for future grants. The BancFirst Directors’ Stock Option Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire at the end of fifteen years from the date of grant. Options outstanding as of March 31, 2020 will become exercisable through the year 2023. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Three Months Ended March 31, 2020
Outstanding at December 31, 2019	1,257,730	$32.70
Options granted	137,500	51.30
Options exercised	(10,400)	19.28
Outstanding at March 31, 2020	1,384,830	34.65	9.17 Yrs	$(1,766)
Exercisable at March 31, 2020	651,830	23.49	7.03 Yrs	$6,439

The following table has additional information regarding options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Total intrinsic value of options exercised	$389	$145
Cash received from options exercised	201	156
Tax benefit realized from options exercised	99	37

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Stock-based compensation expense	$426	$174
Tax benefit	109	44
Stock-based compensation expense, net of tax	$317	$130

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

March 31, 2020
(Dollars in thousands)
Unearned stock-based compensation expense	$5,626

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Three Months Ended March 31,
	2020	2019
Weighted average grant-date fair value per share of options granted	$10.56	$13.67
Risk-free interest rate	1.13%	2.62 to 2.76%
Dividend yield	2.00%	2.00%
Stock price volatility	22.84%	22.93 to 22.96%
Expected term	10 Yrs	10 Yrs

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

In May 1999, the Company adopted the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”). The Company has amended the BancFirst Deferred Stock Compensation Plan since 1999 to increase the number of shares to be issued under the plan to 244,148 shares. The BancFirst Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 1,307 and 8,362 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the three months ended March 31, 2020 and March 31, 2019, respectively.

A summary of the accumulated stock units is as follows:

	March 31,	December 31,
	2020	2019
Accumulated stock units	144,552	143,362
Average price	$27.68	$27.17

(8)	STOCKHOLDERS’ EQUITY

In November 1999, the Company adopted the SRP. The SRP may be used as a means to increase earnings per share and return on equity, to purchase treasury stock for the exercise of stock options or for distributions under the Deferred Stock Compensation Plan, to provide liquidity for optionees to dispose of stock from exercises of their stock options, and to provide liquidity for stockholders wishing to sell their stock. All shares repurchased under the SRP have been retired and not held as treasury stock. The timing, price and amount of stock repurchases under the SRP may be determined by management and approved by the Company’s Executive Committee.

The following table is a summary of the shares under the program:

	Three Months Ended March 31,
	2020	2019
Number of shares repurchased	59,284	—
Average price of shares repurchased	$52.26	$—
Shares remaining to be repurchased	62,782	148,736

The Company, BancFirst and Pegasus Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s, BancFirst’s and Pegasus Bank’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of March 31, 2020, the Company, BancFirst and Pegasus Bank met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2020:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$937,808	14.30%	$524,592	8.00%	$688,527	10.50%	N/A	N/A
BancFirst	853,975	14.10%	484,515	8.00%	635,926	10.50%	$605,644	10.00%
Pegasus Bank	65,152	13.31%	39,146	8.00%	51,379	10.50%	48,932	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$841,728	12.84%	$295,083	4.50%	$459,018	7.00%	N/A	N/A
BancFirst	767,058	12.67%	272,540	4.50%	423,951	7.00%	$393,669	6.50%
Pegasus Bank	61,537	12.58%	22,019	4.50%	34,252	7.00%	31,806	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$867,728	13.23%	$393,444	6.00%	$557,379	8.50%	N/A	N/A
BancFirst	787,058	13.00%	363,387	6.00%	514,798	8.50%	$484,515	8.00%
Pegasus Bank	61,537	12.58%	29,359	6.00%	41,592	8.50%	39,146	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$867,728	10.41%	$333,372	4.00%	N/A	N/A	N/A	N/A
BancFirst	787,058	10.35%	304,312	4.00%	N/A	N/A	$380,390	5.00%
Pegasus Bank	61,537	8.83%	27,880	4.00%	N/A	N/A	34,850	5.00%

As of March 31, 2020, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst and Pegasus Bank as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of the Company, BancFirst and Pegasus Bank includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for the Company, BancFirst and Pegasus Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notification of BancFirst and Pegasus Bank’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

As discussed in Note 1 - Significant Accounting Policies, in connection with the adoption of ASC 326, the Company recognized an after-tax cumulative effect reduction to retained earnings totaling $2.3 million. In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). The Company elected not to adopt the five-year transition option.

(9)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended March 31, 2020
Basic
Income available to common stockholders	$22,608	32,679,587	$0.69
Dilutive effect of stock options	—	607,772
Diluted
Income available to common stockholders plus assumed exercises of stock options	$22,608	33,287,359	$0.68
Three Months Ended March 31, 2019
Basic
Income available to common stockholders	$31,837	32,612,399	$0.98
Dilutive effect of stock options	—	680,453
Diluted
Income available to common stockholders plus assumed exercises of stock options	$31,837	33,292,852	$0.96

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options were anti-dilutive for the period:

Shares
Three Months Ended March 31, 2020	351,862
Three Months Ended March 31, 2019	180,000

(10)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
March 31, 2020
Securities available for sale:
U.S. Treasury	$513,355	$—	$—	$513,355
U.S. federal agencies	—	22,338	—	22,338
Mortgage-backed securities	—	16,880	—	16,880
States and political subdivisions	—	22,856	1,655	24,511
Asset backed securities	—	—	12,714	12,714

December 31, 2019
Securities available for sale:
U.S. Treasury	$414,449	$—	$—	$414,449
U.S. federal agencies	—	23,024	—	23,024
Mortgage-backed securities	—	17,005	—	17,005
States and political subdivisions	—	22,531	—	22,531
Asset backed securities	—	—	12,714	12,714

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Three Months Ended March 31,	Twelve Months Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at the beginning of the year	$12,714	$13,443
Transfers from level 2	1,648	—
Settlements	—	(695)
Total unrealized gains/(losses)	7	(34)
Balance at the end of the period	$14,369	$12,714

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the three months ended March 31, 2020, the Company transferred securities from Level 2 to Level 3 due to a review of the pricing models that determined some state and political subdivisions bonds to be Level 3. During the twelve months ended December 31, 2019, the Company did not transfer any securities between levels in the fair value hierarchy.

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

Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is dependent on liquidation of the collateral. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. In no case does the fair value of a collateral dependent loan exceed the fair value of the underlying collateral. The collateral dependent loans are adjusted to fair value through a specific allocation of the allowance for loan losses or a direct charge-down of the loan.

Repossessed assets, upon initial recognition, are measured and adjusted to fair value through a charge-off to the allowance for possible credit losses based upon the fair value of the repossessed asset.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended March 31, 2020
Equity securities	$9,802
Collateral dependent loans	26,751
Repossessed assets	136
Other real estate owned	1,904

As of and for the Year-to-date Period Ended December 31, 2019
Equity securities	$10,121
Collateral dependent loans	45,687
Repossessed assets	465
Other real estate owned	3,024

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

Cash and Cash Equivalents Include: Cash and Due from Banks and Interest-Bearing Deposits with Banks

The carrying amount of these short-term instruments is based on a reasonable estimate of fair value.

Federal Funds Sold

The carrying amount of these short-term instruments is based on a reasonable estimate of fair value.

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	March 31,		December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,548,860	$1,548,860	$1,868,281	$1,868,281
Federal funds sold	—	—	1,000	1,000
Securities held for investment	309	314	1,403	1,403
Loans held for sale	16,161	16,161	11,001	11,001
Level 3 inputs:
Securities held for investment	1,880	1,906	500	500
Loans, net of allowance for credit losses	5,919,824	5,961,792	5,607,905	5,625,005
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	7,573,200	7,590,873	7,483,635	7,497,429
Short-term borrowings	1,400	1,400	1,100	1,100
Junior subordinated debentures	26,804	28,981	26,804	29,324
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		2,656		2,832
Letters of credit		471		485

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at March 31, 2020 or December 31, 2019.

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Pegasus Bank	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2020
Net interest income	$22,184	$44,498	$5,608	$1,583	$200	$—	$74,073
Noninterest income	4,700	15,853	131	10,890	27,483	(23,912)	35,145
Income before taxes	10,413	24,436	1,598	5,759	9,403	(23,359)	28,250

Three Months Ended March 31, 2019
Net interest income	$21,353	$43,407	$—	$1,171	$972	$—	$66,903
Noninterest income	4,209	14,885	—	9,873	35,521	(32,487)	32,001
Income before taxes	15,369	28,045	—	4,499	25,023	(31,922)	41,014

Total Assets:
March 31, 2020	$2,863,800	$5,157,675	$757,946	$108,546	$845,160	$(1,064,031)	$8,669,096
December 31, 2019	2,806,021	4,998,247	738,351	102,442	950,920	(1,030,223)	8,565,758

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2020 and December 31, 2019 and results of operations for the three month period ended March 31, 2020 and March 31, 2019 should be read in conjunction with our consolidated financial statements and notes to the financial statements for the year ended December 31, 2019, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2019 Form 10-K, and "Item 1A. Risk Factors" beginning on page 38 in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

•

The COVID-19 pandemic’s adverse effects on us and our customers, employees and third-party service providers; the adverse impacts of the pandemic on our business, financial position, operations and prospects may be material. It is not possible to accurately predict the extent, severity or duration of the pandemic or when normal economic and operation conditions will return.

•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.
•	Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.
•	Inflation, interest rates, energy prices, securities markets and monetary fluctuations.
•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company must comply.
•	Impairment of the Company’s goodwill or other intangible assets.
•	Changes in consumer spending, borrowing and savings habits.
•	Changes in the financial performance and/or condition of the Company’s borrowers.
•	Technological changes.
•	Acquisitions and integration of acquired businesses.
•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	The Company’s success at managing the risks involved in the foregoing items.

Actual results may differ materially from forward-looking statements.

THE COVID-19 PANDEMIC

The Company is closely monitoring its loan portfolio for effects related to COVID-19. Since the latter half of the first quarter of 2020, the COVID-19 pandemic and actions taken in response to it have negatively impacted the global economy and all financial markets. Since March 31, 2020, these conditions and the related financial impact have continued and, in some cases, worsened. The Company believes that it is premature to determine the magnitude of the impact at this point. Although the Company is not able to estimate the impact of the COVID-19 pandemic and the resultant economic circumstances on a long-term basis at this time, the pandemic could materially affect the Company’s financial and operational results. See Item 1.A. Risk Factors for further discussion.

Since 2014, the oil and gas industry has experienced a sustained downturn due to low oil and gas prices. The unprecedented sharp decline in crude oil prices since February 2020 has negatively impacted the oil and gas industry and the overall economies of our Oklahoma and Dallas, Texas market and is expected to cause further worsening conditions of energy companies, oilfield services companies, related businesses and overall economic activities in the Company’s primary markets. Prolonged or heightened pricing pressure on oil and gas could lead to increased credit stress in the Company’s energy portfolio, increased losses associated with that portfolio and weaker demand for energy lending, lower borrowing needs, negative impact on construction and real estate related to energy, and a number of other potential impacts that are difficult to isolate or quantify.

If the negative impacts due to COVID-19 continue coupled with low energy prices, it is possible that the Company’s goodwill could become impaired in future periods.

SUMMARY

BancFirst Corporation’s net income for the first quarter of 2020 was $22.6 million, compared to $31.8 million for the first quarter of 2019. Diluted net income per common share was $0.68 and $0.96 for the first quarter of 2020 and 2019, respectively. The results for the first quarter of 2020 were negatively impacted primarily by a higher provision for credit losses. The first quarter of 2020 includes the net income of Pegasus Bank in Dallas, Texas, which was acquired on August 15, 2019.

The Company’s net interest income for the first quarter of 2020 increased to $74.1 million, compared to $66.9 million for the first quarter of 2019. The net interest margin for the quarter was 3.82%, compared to 3.85% a year ago. The Company’s provision for credit losses for the first quarter of 2020 was $19.6 million, compared to $1.7 million a year ago. The increase in the provision related to reserve build up for expected credit losses stemming from the COVID-19 pandemic and low energy prices. Net charge-offs for the quarter were less than 0.02% of average loans, compared to less than 0.01% for the first quarter of 2019. Noninterest income for the quarter totaled $35.1 million, compared to $32.0 million last year. Noninterest expense for the quarter totaled $61.4 million, compared to $56.2 million last year. The increase in noninterest expenses was due to salary increases in 2020 and acquisition related expenses related to the purchase of assets from The Citizens State Bank of Okemah, Oklahoma, which were partially offset by a $2.2 million gain on a sale of property carried in other real estate owned. The Company’s effective tax rate was 20.0% compared to 22.4% for the first quarter of 2019.

At March 31, 2020, the Company’s total assets were $8.7 billion, an increase of $103.3 million from December 31, 2019. Debt securities of $592.0 million were up $100.4 million from December 31, 2019. Loans totaled $6.0 billion, an increase of $332.9 million from December 31, 2019. Deposits totaled $7.6 billion, an increase of $89.6 million from the December 31, 2019. The Company’s total stockholders’ equity was $1.0 billion, an increase of $18.4 million over December 31, 2019.

Nonaccrual loans represent 0.75% of total loans at March 31, 2020, up from 0.32% at year-end 2019. The increase in nonaccrual loans was primarily due to downgrades of a few energy loans. The allowance to total loans was 1.17% up from 0.96% at year-end 2019. The allowance to nonaccrual loans was 155.11% compared to 301.91% at year-end 2019.

On March 5, 2020, the Company purchased approximately $47.8 million in total assets, which included $22.9 million in loans and assumed approximately $45.0 million in deposits and certain other obligations of The Citizens State Bank of Okemah, Oklahoma “Citizens” for a purchase price of $2.9 million. As a result of the purchase, the Company recorded a core deposit intangible of approximately $206,000 and goodwill of approximately $1.3 million. The effect of this purchase was included in the consolidated financial statements of the Company from the date of purchase forward. The purchase did not have a material effect on the Company’s consolidated financial statements. Citizens was an Oklahoma state-chartered bank with banking locations in Okemah and Paden, Oklahoma. These banking locations became branches of BancFirst.

In the first quarter of 2020, the Company repurchased 59,284 shares of its common stock at an average price of $3.1 million under the Company’s stock repurchase program.

On August 15, 2019 the Company acquired Pegasus Bank as described in the Company’s form 10-K for the year ended December 31, 2019.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Income Statement Data
Net interest income	$74,073	$66,903
Provision for credit losses	19,583	1,684
Securities transactions	50	—
Total noninterest income	35,145	32,001
Salaries and employee benefits	39,756	36,171
Total noninterest expense	61,385	56,206
Net income	22,608	31,837
Per Common Share Data
Net income – basic	$0.69	$0.98
Net income – diluted	0.68	0.96
Cash dividends	0.32	0.30
Performance Data
Return on average assets	1.07%	1.69%
Return on average stockholders’ equity	8.87	14.08
Cash dividend payout ratio	46.38	30.61
Net interest spread	3.46	3.27
Net interest margin	3.82	3.85
Efficiency ratio	56.20	56.83
Net charge-offs to average loans	0.02	0.00

Net Interest Income

For the three months ended March 31, 2020, net interest income, which is the Company’s principal source of operating revenue, increased $7.2 million compared to the three months ended March 31, 2019. Net interest income increased due to loan growth and the drop in interest rates on deposits. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. The Company’s net interest margin for the first quarter of 2020 decreased slightly compared to the first quarter of 2019, primarily due to the lower average rates on federal funds and securities during the quarter.

Provision for Credit Losses

The Company’s provision for credit losses for the first quarter of 2020 was $19.6 million compared to $1.7 million a year ago. The increase in the provision was related to reserve build up for expected credit losses stemming from the COVID-19 pandemic and low energy prices. The Company’s provision this quarter is based on a modestly optimistic assumption on the timing of an end to the pandemic, as well as the magnitude of the government’s stimulus response to it. To the extent the amount of time the economy remains shuttered or otherwise adversely affected is more extended than the Company’s current base projection, the Company will see a continuation of higher than normal provision in future periods. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan charge-offs were $1.0 million for the first quarter of 2020, compared to $158,000 for the first quarter of 2019. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a low level.

Noninterest Income

Noninterest income, as presented in the preceding table, increased by $3.1 million for first quarter of 2020 compared to the first quarter of 2019. The increase in noninterest income was primarily due to increased trust revenue, service charges on deposits and insurance commissions. Noninterest income also included increases in debit card usage fees and non-sufficient funds fees. The Company had fees from debit card usage totaling $8.2 million and $7.8 million during the three month periods ended March 31, 2020 and 2019, respectively. This represents 23.3% and 24.4% of the Company’s noninterest income for the three month periods ended March 31, 2020 and 2019, respectively. In addition, the Company has non-sufficient funds fees totaling $8.3 million and $7.6 million for the three month periods ended March 31, 2020 and 2019, respectively. This represents 23.5% and 23.8% of the Company’s noninterest income for the three month periods ended March 31, 2020 and 2019, respectively.

The Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in assets and limits these banks on what they charge for debit card interchange fees. If the Company grows to exceed $10 billion in assets, the Durbin Amendment will decrease the Company’s income from debit card usage fees by approximately $16 million annually based on current volume. If the FDIC were to implement unlimited deposit insurance, as a result of the COVID-19 pandemic, it is conceivable but unlikely that the Company could grow beyond $10 billion in assets by year-end 2020.

Noninterest Expense

Noninterest expense as presented in the preceding table, increased by $5.2 million for first quarter of 2020 compared to the first quarter of 2019. The increase in noninterest expense was due to salary increases in 2020 and acquisition related expenses related to the purchase of assets from Citizens, which were partially offset by a $2.2 million gain on a sale of property carried in other real estate owned.

Income Taxes

The Company’s effective tax rate on income before taxes was 20.0% for the first quarter of 2020, compared to 22.4% for the first quarter of 2019.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
Balance Sheet Data
Total assets	$8,669,096	$8,565,758
Total loans (net of unearned interest)	6,006,065	5,673,144
Allowance for credit losses	70,080	54,238
Debt securities	591,987	491,626
Deposits	7,573,200	7,483,635
Stockholders' equity	1,023,380	1,004,989
Book value per share	31.35	30.74
Tangible book value per share (non-GAAP)(1)	26.09	25.50
Average loans to deposits (year-to-date)	77.75%	76.06%
Average earning assets to total assets (year-to-date)	91.51	92.13
Average stockholders’ equity to average assets (year-to-date)	12.02	12.06
Asset Quality Ratios
Nonaccrual loans to total loans	0.75%	0.32%
Allowance for credit losses to total loans	1.17	0.96
Allowance for credit losses to nonaccrual loans	155.11	301.91
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,023,380	$1,004,989
Less goodwill	149,923	148,604
Less intangible assets, net	21,850	22,608
Tangible stockholders' equity (non-GAAP)	$851,607	$833,777
Common shares outstanding	32,646,691	32,694,268
Tangible book value per share (non-GAAP)	$26.09	$25.50
(1)	Refer to the “Reconciliation of Tangible Book Value per Common Share (non-GAAP)” Table
(2)

Tangible book value per common share is stockholders’ equity less goodwill and intangible assets, net, divided by common shares outstanding. This amount is a non-GAAP financial measure but has been included as it is considered a critical metric with which to analyze and evaluate the financial condition and capital strength of the Company. This measure should not be considered a substitute for operating results determined in accordance with GAAP.

Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks and interest-bearing deposits with banks decreased by $319.4 million or 17.1% to $1.5 billion, from December 31, 2019 to March 31, 2020. As shown on the Company’s cash flow statement, the primary use of cash was due to the increase in loans.

Securities

At March 31, 2020, total debt securities increased $100.4 million, or 20.4% compared to December 31, 2019. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $13.2 million at March 31, 2020, compared to a net unrealized gain of $4.6 million at December 31, 2019. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a gain of $9.9 million at March 31, 2020 and a gain of $3.5 million at December 31, 2019. The net unrealized gains increased in 2020 due to the Federal Reserve decreasing interest rates to near zero in March 2020 because of the economic effects of the COVID-19 pandemic. As the effects on the economy due to the COVID-19 pandemic became more apparent late in the first quarter, monetary flows were directed to high quality fixed income instruments such as short-term Treasury securities. Over the three-month period, the yield on the three-year Treasury note decreased 135 basis points with a corresponding increase in valuations.

Loans (Including Acquired Loans)

At March 31, 2020, loans totaled $6.0 billion, an increase of $332.9 million from December 31, 2019. The increase in loans was due to internal growth and the purchase of loans from Citizens. Prolonged low energy prices will not only have a direct impact on the energy portfolio; it will have an indirect effect on the economies of Oklahoma and the Dallas, Texas market, including higher unemployment, with a residual effect on land values and real estate prices. At March 31, 2020, the Company had the following exposures to industries adversely impacted by the COVID-19 pandemic: energy $440.6 million, agriculture $386.8 million, medical

$243.2 million, hotels/motels $136.9 million and restaurants $87.3 million. In total, these industries represented approximately 22% of the loan portfolio.

Allowance for Credit Losses/Fair Value Adjustments on Acquired Loans

On January 1, 2020, the Company adopted ASU 2016-13, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL. As a result, the Company recorded a decrease to the allowance for credit losses of $3.2 million at January 1, 2020. At March 31, 2020, the allowance for credit losses to total loans represented 1.17% of total loans, compared to 0.96% at December 31, 2019.  The increase in the allowance for credit losses related to reserve build up for expected credit losses stemming from the COVID-19 pandemic and low energy prices.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The interest rate component was $1.1 million at March 31, 2020 and $1.7 million at December 31, 2019. The credit component of the adjustment was $5.7 million at March 31, 2020 and $6.8 million at December 31, 2019. These fair value adjustments will be accreted to income over the remaining life of the loans.

Nonaccrual and Restructured Loans

Nonaccrual loans totaled $45.2 million at March 31, 2020, compared to $18.0 million at the end of 2019. The increase in nonaccrual loans was primarily due to downgrades of a few commercial energy loans. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $332,000 for the first quarter of 2020 and $544,000 for the first quarter of 2019.  Only a small amount of this interest is expected to be ultimately collected.

Restructured loans totaled $3.2 million at March 31, 2020, compared to $18.0 million at the end of 2019. The decrease in restructured loans was due primarily to a review of troubled debt restructurings during the quarter and the related performance of the borrowers. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

Other real estate owned and repossessed assets totaled $6.0 million at March 31, 2020, compared to $6.1 million at December 31, 2019.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $15.1 million of these loans at March 31, 2020, compared to $13.7 million at December 31, 2019. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable loss. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At March 31, 2020, deposits totaled $7.6 billion, an increase of $89.6 million or 1.2% from the December 31, 2019 total. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.1% at March 31, 2020 and 98.4% at December 31, 2019.  Noninterest-bearing deposits to total deposits were 39.4% at March 31, 2020, compared to 39.5% at December 31, 2019.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $1.4 million at March 31, 2020, compared to $1.1 million at December 31, 2019.

Lines of Credit

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $829.3 million, are pledged as collateral for the borrowings under the line of credit. As of March 31, 2020 and December 31, 2019, the Company had no advances outstanding under the line of credit from FHLB. In addition, the Company has a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in the third quarter of 2020.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Capital Resources

Stockholders’ equity totaled $1.0 billion at March 31, 2020, compared to $1.0 billion at December 31, 2019. In addition to net income of $22.6 million, other changes in stockholders’ equity during the three months ended March 31, 2020 included $231,000 related to common stock issuances, $426,000 related to stock-based compensation and a $6.4 million increase in other comprehensive income, that were partially offset by $10.5 million in dividends and $3.1 million in common stock repurchases. The Company’s leverage ratio and total risk-based capital ratios at March 31, 2020, were well in excess of the regulatory requirements.

See Note (8) of the Notes to Consolidated Financial Statements for a discussion of capital ratio requirements.

CONTRACTUAL OBLIGATIONS

There have not been any material changes in the resources required for scheduled repayments of contractual obligations from the table of Contractual Cash Obligations included in Management’s Discussion and Analysis which was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis (Dollars in thousands)

	Three Months Ended March 31,
	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$5,770,502	$76,658	5.33%	$5,013,308	$68,874	5.57%
Securities – taxable	506,893	2,586	2.05	749,521	4,335	2.35
Securities – tax exempt	17,474	123	2.83	21,492	159	3.00
Federal funds sold and interest-bearing deposits with banks	1,493,771	4,769	1.28	1,273,051	7,750	2.47
Total earning assets	7,788,640	84,136	4.33	7,057,372	81,118	4.66
Nonearning assets:
Cash and due from banks	191,682			180,142
Interest receivable and other assets	582,200			450,340
Allowance for credit losses	(51,515)			(51,976)
Total nonearning assets	722,367			578,506
Total assets	$8,511,007			$7,635,878
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$815,827	$515	0.25%	$753,751	$662	0.36%
Savings deposits	3,020,093	6,249	0.83	2,625,768	10,301	1.59
Time deposits	697,821	2,636	1.51	694,663	2,574	1.50
Short-term borrowings	2,448	7	1.18	2,038	10	1.96
Junior subordinated debentures	26,804	491	7.35	26,804	491	7.43
Total interest-bearing liabilities	4,562,993	9,898	0.87	4,103,024	14,038	1.39
Interest-free funds:
Noninterest-bearing deposits	2,888,342			2,580,316
Interest payable and other liabilities	36,879			35,544
Stockholders’ equity	1,022,793			916,994
Total interest free funds	3,948,014			3,532,854
Total liabilities and stockholders’ equity	$8,511,007			$7,635,878
Net interest income		$74,238			$67,080
Net interest spread			3.46%			3.27%
Effect of interest free funds			0.36%			0.58%
Net interest margin			3.82%			3.85%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as set forth below, there have been no significant changes in the Registrant’s disclosures regarding market risk since December 31, 2019, the date of its most recent annual report to stockholders.

The Company seeks to reduce volatility in its net interest margin and net interest income through periods of changing interest rates. Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its Asset and Liability Committee (“ALCO”). The ALCO establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of tools are used to evaluate the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.

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

The ALCO uses gap analysis to monitor interest rate sensitivity based on the maturity and repricing frequencies of its earning assets and interest-bearing liabilities. This analysis indicates that the Company’s position is asset-sensitive, with a positive gap of $64 million for the zero to 12-month interval at March 31, 2020, which was 0.34% of total assets, compared to a positive gap of $172 million for the zero to 12-month interval at December 31, 2019, which was 2.30% of total assets.

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

As of March 31, 2020, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 0.40% and 1.67%, respectively, relative to the base case over the next 12 months.

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

The adoption of ASU 2016-13 required the implementation of new accounting policies and procedures, including enhancements to our information systems, which changed the Company’s internal controls over financial reporting for the analysis of the allowance for credit losses and related disclosures. Other than the change related to the adoption of ASU 2016-13, there were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

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

Item 1A. Risk Factors.

Except as set forth below, as of March 31, 2020, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019:

The COVID-19 pandemic has impacted our business, and the ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

We are unable to predict how the COVID-19 pandemic will affect our business. The effects of the COVID-19 pandemic are outside of our control. A slowdown in general economic activity, particularly in Oklahoma, would negatively impact our business. The COVID-19 pandemic could affect our ability to generate new loans or receive repayments of existing loans, and our ability to attract new deposits or to retain existing deposits, adversely affecting our financial condition. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing. As a result, the demand for our products and services may be significantly impacted. Furthermore, the pandemic has influenced and could further influence the recognition of credit losses in our loan portfolios and has increased and could further increase our allowance for credit losses, particularly if businesses remain closed and if more customers draw on their lines of credit or seek additional loans to help finance their businesses. In addition, we are a lender for the Small Business Administration's Paycheck Protection Program ("PPP") and other SBA, Federal Reserve or United States Treasury programs that have been or may be created in the future in response to the pandemic. These programs are new, the terms are somewhat in flux and their effects on our business are uncertain. During the month of March and into April as the impact of the COVID-19 pandemic on the overall economy became more evident, the Company acted on several fronts. Importantly, we created a task force that has worked 24/7 to facilitate the PPP through the SBA. Through April 30, 2020, we approved 6,572 loans totaling approximately $919 million. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted.

In response to the COVID-19 pandemic, we have also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program's qualifications. This program allows for a deferral of payments for 90 days, which we may extend for an additional 90 days. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date of the existing loan. It would be reasonable to expect that the number of these deferrals would go up if the COVID-19 pandemic continues. Through May 5, 2020, we have modified terms on 6,828 loans totaling approximately $904 million.

Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response. Additionally, the economic pressures have contributed to an increased provision for credit losses for the first quarter of 2020. We continue to monitor the impact of the COVID-19 pandemic closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2020.

Maximum
Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
Period	Shares Purchased	Paid Per Share	Announced Plan	End of the Period
January 1, 2020 to January 31, 2020	—	$—	—	—
February 1, 2020 to February 29, 2020	16,000	54.63	—	—
March 1, 2020 to March 31, 2020	43,284	51.39	—	—

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

4.1	Instruments defining the rights of securities holders (see Exhibits 3.1 and 3.2 above).
4.2	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).
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

10.4	Amendment Number One to the BancFirst Corporation Thrift Plan. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 26, 2018 and incorporated herein by reference).

Exhibit Number	Exhibit
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

10.8

Sixth Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2019 and incorporated herein by reference).

10.9	Fifteenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2019 and incorporated herein by reference).
10.10

BancFirst Corporation Employee Stock Ownership Plan 2019 Amendment Number One (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

10.11	2019 Amendment BancFirst Corporation Thrift Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

104*	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: May 11, 2020	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)