Form 10-Q
period 2020-06-30
BANCFIRST CORP /OK/
filed 2020-08-10
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020 there were 32,662,691 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

June 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30,	December 31,
	2020	2019
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$205,227	$222,043
Interest-bearing deposits with banks	1,583,116	1,646,238
Federal funds sold	—	1,000
Securities held for investment (fair value: $3,048 and $1,903, respectively)	3,055	1,903
Securities available for sale at fair value	604,976	489,723
Loans held for sale	21,902	11,001
Loans (net of unearned interest)	6,674,954	5,662,143
Allowance for credit losses	(89,500)	(54,238)
Loans, net of allowance for credit losses	6,585,454	5,607,905
Premises and equipment, net	232,517	206,275
Other real estate owned	4,668	5,607
Intangible assets, net	20,882	22,608
Goodwill	149,922	148,604
Accrued interest receivable and other assets	200,734	202,851
Total assets	$9,612,453	$8,565,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,709,330	$2,956,370
Interest-bearing	4,777,341	4,527,265
Total deposits	8,486,671	7,483,635
Short-term borrowings	8,100	1,100
Long-term borrowings	3,000	—
Accrued interest payable and other liabilities	53,679	49,230
Junior subordinated debentures	26,804	26,804
Total liabilities	8,578,254	7,560,769

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,662,691 and 32,694,268, respectively	32,663	32,694
Capital surplus	154,692	153,353
Retained earnings	837,154	815,488
Accumulated other comprehensive income, net of income tax of $3,278 and $1,187, respectively	9,690	3,454
Total stockholders' equity	1,034,199	1,004,989
Total liabilities and stockholders' equity	$9,612,453	$8,565,758

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans, including fees	$78,855	$70,990	$155,373	$139,720
Securities:
Taxable	2,047	3,855	4,633	8,190
Tax-exempt	154	118	252	244
Federal funds sold	—	—	—	2
Interest-bearing deposits with banks	395	8,135	5,164	15,883
Total interest income	81,451	83,098	165,422	164,039
INTEREST EXPENSE
Deposits	3,750	13,802	13,150	27,339
Short-term borrowings	1	12	8	22
Junior subordinated debentures	492	492	983	983
Total interest expense	4,243	14,306	14,141	28,344
Net interest income	77,208	68,792	151,281	135,695
Provision for credit losses	19,333	2,433	38,916	4,117
Net interest income after provision for credit losses	57,875	66,359	112,365	131,578
NONINTEREST INCOME
Trust revenue	3,368	3,250	7,023	6,427
Service charges on deposits	16,760	19,114	35,564	36,777
Securities transactions (includes no accumulated other comprehensive income reclassifications)	(595)	821	(545)	821
Income from sales of loans	1,561	868	2,342	1,566
Insurance commissions	4,443	4,420	10,119	9,685
Cash management	4,255	4,402	8,575	8,178
Gain/(loss) on sale of other assets	49	(7)	135	(11)
Other	2,241	1,209	4,014	2,635
Total noninterest income	32,082	34,077	67,227	66,078
NONINTEREST EXPENSE
Salaries and employee benefits	42,226	36,124	81,982	72,295
Occupancy, net	3,839	2,953	7,385	5,580
Depreciation	3,544	3,015	7,035	6,000
Amortization of intangible assets	968	758	1,932	1,517
Data processing services	1,629	1,262	3,321	2,742
Net income from other real estate owned	(12)	97	(2,147)	(387)
Marketing and business promotion	1,485	1,919	3,840	4,180
Deposit insurance	365	544	501	1,077
Other	10,607	9,936	22,187	19,810
Total noninterest expense	64,651	56,608	126,036	112,814
Income before taxes	25,306	43,828	53,556	84,842
Income tax expense	4,576	9,661	10,218	18,838
Net income	$20,730	$34,167	$43,338	$66,004
NET INCOME PER COMMON SHARE
Basic	$0.64	$1.04	$1.33	$2.02
Diluted	$0.63	$1.02	$1.31	$1.98
OTHER COMPREHENSIVE (LOSS) GAIN
Unrealized (loss) gain on securities, net of tax of $85, $(1,112), $(2,091) and $(1,980) respectively	(189)	3,254	6,236	5,794
Comprehensive income	$20,541	$37,421	$49,574	$71,798

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
COMMON STOCK
Issued at beginning of period	$32,647	$32,618	$32,694	$32,604
Shares issued for stock options	16	22	28	36
Shares acquired and canceled	—	—	(59)	—
Issued at end of period	$32,663	$32,640	$32,663	$32,640
CAPITAL SURPLUS
Balance at beginning of period	$153,999	$150,195	$153,353	$149,709
Common stock issued for stock options	287	433	507	745
Stock-based compensation arrangements	406	367	832	541
Balance at end of period	$154,692	$150,995	$154,692	$150,995
RETAINED EARNINGS
Balance at beginning of period	$826,855	$744,713	$815,488	$722,615
Net income	20,730	34,167	43,338	66,004
Cumulative effect of change in accounting principle, net of tax of $925 (Note 1)	—	—	2,270	—
Dividends on common stock ($0.32, $0.30, $0.64 and $0.60 per share, respectively)	(10,431)	(9,790)	(20,903)	(19,529)
Common stock acquired and canceled	—	—	(3,039)	—
Balance at end of period	$837,154	$769,090	$837,154	$769,090
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain/(losses) on securities:
Balance at beginning of period	$9,879	$401	$3,454	$(2,139)
Net change	(189)	3,254	6,236	5,794
Balance at end of period	$9,690	$3,655	$9,690	$3,655
Total stockholders’ equity	$1,034,199	$956,380	$1,034,199	$956,380

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,338	$66,004
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	38,916	4,117
Depreciation and amortization	8,967	7,517
Net amortization of securities premiums and discounts	(340)	(3,650)
Realized securities losses (gains)	545	(821)
Gain on sales of loans	(2,342)	(1,566)
Cash receipts from the sale of loans originated for sale	171,433	98,587
Cash disbursements for loans originated for sale	(179,996)	(99,782)
Deferred income tax benefit	(3,987)	(893)
Gain on sale of other assets	(2,289)	(455)
Increase in interest receivable	(3,438)	(2,064)
(Decrease)/increase in interest payable	(943)	461
Amortization of stock-based compensation arrangements	832	541
Excess tax benefit from stock-based compensation arrangements	(143)	(263)
Other, net	12,094	4,374
Net cash provided by operating activities	82,647	72,107
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	18,397	—
Net decrease in federal funds sold	1,000	—
Purchases of held for investment securities	(1,395)	(1,010)
Purchases of available for sale securities	(255,178)	—
Proceeds from maturities, calls and paydowns of held for investment securities	470	440
Proceeds from maturities, calls and paydowns of available for sale securities	148,365	358,972
Purchase of equity securities	(234)	(2,649)
Proceeds from paydowns and sales of equity securities	437	1,892
Net change in loans	(993,997)	(121,426)
Purchases of premises, equipment and computer software	(30,292)	(12,907)
Purchase of tax credits	(357)	(6,946)
Other, net	5,641	3,053
Net cash (used in) provided by investing activities	(1,107,143)	219,419
FINANCING ACTIVITIES
Net change in deposits	958,030	8,118
Net change in short-term borrowings	7,000	(675)
Proceeds from long-term borrowings	3,000	—
Issuance of common stock in connection with stock options, net	535	781
Common stock acquired	(3,098)	—
Cash dividends paid	(20,909)	(19,567)
Net cash provided by (used in) financing activities	944,558	(11,343)
Net (decrease)/increase in cash, due from banks and interest-bearing deposits	(79,938)	280,183
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,868,281	1,424,255
Cash, due from banks and interest-bearing deposits at the end of the period	$1,788,343	$1,704,438
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$15,053	$27,882
Cash paid during the period for income taxes	$5,075	$17,175
Noncash investing and financing activities:
Fair value of assets acquired in acquisitions	$47,838	$—
Liabilities assumed in acquisitions	$45,040	$—
Unpaid common stock dividends declared	$10,447	$9,788

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

On January 1, 2020, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Accounting Standards Codification (“ASC”) 326 replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for purchased loans and securities with credit deterioration and available-for-sale debt securities.

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

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets was adjusted to reflect the addition of approximately $1.2 million to the allowance for credit losses.

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

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. The Company has made the accounting policy election to use the fair value of the collateral to measure expected credit losses on collateral-dependent financial assets. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

In connection with the adoption of ASC 326, the Company revised certain accounting policies and implemented accounting policy elections. The revised accounting policies are described below.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts. Accrued interest receivable totaled $31.0 million at June 30, 2020 and $27.4 million at December 31, 2019, and was reported in accrued interest receivable and other assets on the consolidated balance sheets. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Interest income is accrued on the unpaid principal balance using the simple-interest method on the daily balances of the principal amounts outstanding.

Interest income on consumer and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Consumer loans are charged off at 180 days past due and commercial loans are charged off to the extent principal or interest is deemed uncollectible.  Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Troubled debt restructurings are loans on which, due to the borrower’s financial difficulties, the Company has granted a concession that the Company would not otherwise consider for borrowers of similar credit quality. This may include a transfer of real estate or other assets from the borrower, a modification of loan terms, or a combination of the two. Modifications of terms that could potentially qualify as a restructuring include reduction of contractual interest rate, extension of the maturity date at a contractual interest rate lower than the current rate for new debt with similar risk, and a reduction of the face amount of debt or forgiveness of either principal or accrued interest. A loan continues to qualify as restructured until a consistent payment history or change in the borrower’s financial condition has been evidenced, generally for no less than twelve months. If the restructuring agreement specifies an interest rate at the time of the restructuring that is greater than or equal to the rate that the Company is willing to accept for a new extension of credit with comparable risk, then the loan is no longer considered a restructured loan if it is in compliance with the modified terms in calendar years after the year of restructure.

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. In connection with our adoption of ASC 326, changes were made to our primary portfolio segments to align with the methodology applied in determining the allowance under CECL. The Company has identified the following portfolio segments, which includes the applicable weighted average life, and measures the allowance for credit losses using the vintage loss analysis adjusted for qualitative factors:

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

Other loans. Other loans consist of loans approved by the Small Business Administration (SBA), which include loans funded through the Paycheck Protection Program (PPP). Since PPP loans are fully guaranteed by the SBA, there is no expected credit loss related to these loans.

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

Allowance for Credit Losses - Available-for-Sale Securities: The Company reviews its portfolio of securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell or it is more-likely-than-not that it will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the period of time the security has been in an unrealized loss position, and performance of any underlying collateral and adverse conditions specifically related to the security. At December 31, 2019 and June 30, 2020 approximately 95% of the available for sale securities held by the Company were issued by the U.S. Treasury, or U.S. government-sponsored entities and agencies. The Company does not consider the unrealized position of these securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its securities portfolio, as the credit risk is not material.

PPP Fee Income Policy: The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, provides that the SBA will pay processing fees of up to 5% to lenders based on the volume of the PPP loans disbursed. The fee is based on the balance of each PPP loan outstanding at the time of full disbursement. As of June 30, 2020, the Company received approximately $30.0 million in processing fees from the SBA. The unamortized balance of these fees is reported on the Company's balance sheet as part of the loan balance to which it relates and is recognized over the remaining life of the loan as an adjustment of yield. Upon notification from the SBA of the amount of the PPP loan to be forgiven the acceleration of recognition of deferred loan fee will occur for the percentage of the loan forgiven.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications by Financial Institutions provides temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19 that are offered by financial institutions

Specifically, the CARES Act provides that a financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. The modifications that would qualify for this exception include any modification involving a loan that was not more than 30 days past due as of December 31, 2019, that occurs during the “applicable period,” including any of the following:

•	A forbearance arrangement.
•	An interest rate modification.
•	A repayment plan.
•	Any other similar arrangement that defers or delays the payment of principal or interest.

The exception does not apply to any adverse impact on the credit of a borrower that is not related to the COVID-19 pandemic. Furthermore, even when the exception is applied, an entity may determine that it is appropriate to place the loan on nonaccrual status. As of June 30, 2020, the Company has identified $939.8 million in loans that have been modified according to these terms.

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

(3)	SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020	(Dollars in thousands)
Mortgage backed securities (1)	$75	$4	$—	$79
States and political subdivisions	2,480	3	(14)	2,469
Other securities	500	—	—	500
Total	$3,055	$7	$(14)	$3,048
December 31, 2019
Mortgage backed securities (1)	$93	$4	$—	$97
States and political subdivisions	1,310	1	(5)	1,306
Other securities	500	—	—	500
Total	$1,903	$5	$(5)	$1,903

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020	(Dollars in thousands)
U.S. treasuries	$500,161	$12,700	$—	$512,861
U.S. federal agencies	21,242	5	(66)	21,181
Mortgage backed securities (1)	16,127	455	—	16,582
States and political subdivisions	41,150	497	(9)	41,638
Asset backed securities	13,328	—	(614)	12,714
Total	$592,008	$13,657	$(689)	$604,976
December 31, 2019
U.S. treasuries	$409,488	$4,974	$(13)	$414,449
U.S. federal agencies	23,039	23	(38)	23,024
Mortgage backed securities (1)	16,941	128	(64)	17,005
States and political subdivisions	22,294	282	(45)	22,531
Asset backed securities	13,320	—	(606)	12,714
Total	$485,082	$5,407	$(766)	$489,723

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.

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

	June 30, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$880	$879	$300	$300
After one year but within five years	1,581	1,574	1,058	1,055
After five years but within ten years	593	594	543	546
After ten years	1	1	2	2
Total	$3,055	$3,048	$1,903	$1,903
Available for Sale
Contractual maturity of debt securities:
Within one year	$314,154	$315,140	$186,373	$186,539
After one year but within five years	234,514	246,662	252,519	257,430
After five years but within ten years	4,918	5,074	5,873	6,008
After ten years	38,422	38,100	40,317	39,746
Total debt securities	$592,008	$604,976	$485,082	$489,723

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Book value of pledged securities	$423,779	$445,702

(4)	LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

In connection with our adoption of ASC 326, changes were made to our primary portfolio segments to align with the methodology applied in determining the allowance under CECL. Loans held for investment are summarized by portfolio segment as follows:

	June 30, 2020	December 31, 2019
	Amount	Amount
	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$651,416	$621,188
Commercial real estate non-owner occupied	990,180	851,200
Construction and development < 60 months	225,598	287,138
Construction residential real estate < 60 months	206,504	189,480
Residential real estate first lien	860,964	834,849
Residential real estate all other	180,839	187,647
Farmland	256,136	246,988
Commercial and agricultural non-real estate	1,470,523	1,499,404
Consumer non-real estate	360,740	359,529
Other loans (2)	987,250	154,015
Pegasus Bank	484,804	430,705
Total (1)	$6,674,954	$5,662,143
(1) Excludes accrued interest receivable of $31.0 million at June 30, 2020 and $27.4 million at December 31, 2019, that is recorded in accrued interest receivable and other assets.
(2) Includes PPP loans of $825.1 million, net of unamortized processing fees of $26.2 million, at June 30, 2020.

BancFirst’s loans are mostly to customers within Oklahoma and approximately 50% of the loans are secured by real estate.  Credit risk on loans is managed through limits on amounts loaned to individual and related borrowers, underwriting standards and loan monitoring procedures. The amounts and types of collateral obtained, if any, to secure loans are based upon the Company’s underwriting standards and management’s credit evaluation. Collateral varies, but may include real estate, equipment, accounts receivable, inventory, livestock and securities. The Company’s interest in collateral is secured through filing mortgages and liens, and in some cases, by possession of the collateral.

BancFirst’s commercial and agricultural non-real estate loan category includes upstream and midstream energy loans and loans to companies that provide ancillary services to the energy industry, such as transportation, preparation contractors and equipment manufacturers. The balance of upstream energy loans was approximately $229 million at June 30, 2020 and approximately $189 million at December 31, 2019. The balance of midstream energy loans was approximately $45 million at June 30, 2020 and approximately $41 million at December 31, 2019. The balance of the ancillary services energy loans was approximately $78 million at June 30, 2020 and approximately $90 million at December 31, 2019.

Pegasus Bank’s loans are mostly to customers within Texas and approximately $246 million or 51% of the loans are secured by real estate at June 30, 2020. Pegasus Bank’s commercial and agricultural non-real estate loan were approximately $208 million at June 30, 2020 and approximately $172 million at December 31, 2019. Pegasus Bank’s commercial and agricultural non-real estate loan category includes upstream energy loans and loans to companies that provide ancillary services to the energy industry, such as transportation, preparation contractors and equipment manufacturers. The balance of upstream energy loans was approximately $88 million at June 30, 2020 and approximately $57 million at December 31, 2019. The balance of the ancillary services energy loans was approximately $8 million at June 30, 2020 and approximately $7 million at December 31, 2019.

As of June 30, 2020, the Company reported $825.1 million in PPP loans, net of unamortized processing fees of $26.2 million and recognized $3.6 million of processing fees, which were included in interest income.

Accounting policies related to appraisals, and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Troubled Debt Restructurings and Other Real Estate Owned and Repossessed Assets

The following is a summary of troubled debt restructurings and other real estate owned and repossessed assets:

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Troubled debt restructurings	$3,213	$18,010
Other real estate owned and repossessed assets	$4,948	$6,073

The Company charges interest on principal balances outstanding on troubled debt restructurings during deferral periods. The current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings were not considered to be material.

Nonaccrual loans

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $983,000 for the six months ended June 30, 2020 and approximately $1.0 million for the six months ended June 30, 2019. In addition, approximately $8.0 million of nonaccrual loans are guaranteed by government agencies.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment. Residential real estate refers to one-to-four family real estate.

June 30, 2020
(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$2,094
Commercial real estate non-owner occupied	463
Construction and development < 60 months	119
Construction residential real estate < 60 months	—
Residential real estate first lien	3,904
Residential real estate all other	792
Farmland	3,118
Commercial and agricultural non-real estate	32,299
Consumer non-real estate	247
Other loans	5,841
Pegasus Bank	600
Total	$49,477

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
	(Dollars in thousands)
As of June 30, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$415	$55	$2,037	$2,507	$648,909	$651,416	$77
Commercial real estate non-owner occupied	50	112	188	350	989,830	990,180	—
Construction and development < 60 months	952	—	—	952	224,646	225,598	—
Construction residential real estate < 60 months	396	—	—	396	206,108	206,504	—
Residential real estate first lien	3,587	1,316	4,575	9,478	851,486	860,964	1,945
Residential real estate all other	449	171	766	1,386	179,453	180,839	63
Farmland	1,649	888	3,257	5,794	250,342	256,136	763
Commercial and agricultural non-real estate	19,056	4,766	4,841	28,663	1,441,860	1,470,523	2,154
Consumer non-real estate	1,712	595	465	2,772	357,968	360,740	313
Other loans	219	162	5,621	6,002	981,248	987,250	67
Pegasus Bank	—	—	600	600	484,204	484,804	—
Total	$28,485	$8,065	$22,350	$58,900	$6,616,054	$6,674,954	$5,382

As of December 31, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$1,600	$967	$5,159	$7,726	$699,690	$707,416	$3,799
Non-residential real estate other	971	—	1,228	2,199	1,134,976	1,137,175	—
Residential real estate permanent mortgage	4,705	973	2,215	7,893	332,679	340,572	1,660
Residential real estate other	4,496	1,028	2,541	8,065	912,767	920,832	549
Non-consumer non-real estate	2,290	1,446	1,763	5,499	1,448,894	1,454,393	354
Consumer other	2,829	858	592	4,279	358,075	362,354	491
Other loans	1,670	8	4,613	6,291	147,724	154,015	4,426
Acquired loans	2,167	1,376	3,447	6,990	147,691	154,681	555
Pegasus Bank	—	—	851	851	429,854	430,705	—
Total	$20,728	$6,656	$22,409	$49,793	$5,612,350	$5,662,143	$11,834

Due to the impacts of the COVID-19 pandemic, the Company has modified approximately $939.8 million in loans, most of which are secured by commercial real estate. These modifications were undertaken in response to Section 4013 of the CARES Act and the regulatory intent outlined in the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus and to provide businesses financial flexibility until the economy has time to recover to a more normal level of activity. However, these modifications, which typically involve payment modifications and forbearance, also have the effect of delaying recognition of loans that may ultimately be permanently impaired. Consequently, it is reasonable to expect that when temporary regulatory accounting relief and payment modifications cease, there will be a marked increase in credit impairment and restructured loans. The timing and extent of such consequences are impossible to ascertain at this time and are dependent on the duration of the COVID-19 pandemic, the level and success of the government’s economic stimulus, and further regulatory guidance. These modified loans are included in current loans in the table above.

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
	(Dollars in thousands)
As of June 30, 2020
BancFirst
Commercial real estate owner occupied
Grade 1	$93,204	$115,392	$88,126	$56,119	$43,573	$117,406	$9,505	$523,325
Grade 2	16,310	31,307	12,723	10,742	13,926	29,741	3,324	118,073
Grade 3	142	107	599	1,583	495	1,380	2,742	7,048
Grade 4	47	78	879	—	392	1,107	467	2,970
Total commercial real estate owner occupied loans	109,703	146,884	102,327	68,444	58,386	149,634	16,038	651,416
Commercial real estate non-owner occupied
Grade 1	188,253	178,055	105,465	90,957	91,046	107,176	13,590	774,542
Grade 2	25,466	68,282	18,066	23,070	11,432	52,193	3,712	202,221
Grade 3	1,126	3,929	7,118	543	42	155	70	12,983
Grade 4	—	94	191	—	—	149	—	434
Total commercial real estate non-owner occupied loans	214,845	250,360	130,840	114,570	102,520	159,673	17,372	990,180
Construction and development < 60 months
Grade 1	66,608	76,743	28,386	5,535	2,880	4,081	14,229	198,462
Grade 2	12,612	8,249	1,698	853	166	568	442	24,588
Grade 3	34	2,211	184	—	—	—	—	2,429
Grade 4	—	70	10	24	—	—	—	104
Grade 5	15	—	—	—	—	—	—	15
Total construction and development < 60 months	79,269	87,273	30,278	6,412	3,046	4,649	14,671	225,598
Construction residential real estate < 60 months
Grade 1	94,678	72,479	69	22	37	32	4,727	172,044
Grade 2	18,660	11,920	114	—	—	481	32	31,207
Grade 3	1,416	1,440	397	—	—	—	—	3,253
Total construction residential real estate < 60 months	114,754	85,839	580	22	37	513	4,759	206,504
Residential real estate first lien
Grade 1	135,181	176,422	94,426	76,299	56,326	169,576	—	708,230
Grade 2	16,067	26,417	23,633	12,417	13,232	37,470	—	129,236
Grade 3	3,796	2,195	1,597	1,737	2,340	6,592	—	18,257
Grade 4	88	815	858	301	1,105	2,023	—	5,190
Grade 5	—	—	—	—	51	—	—	51
Total residential real estate first lien	155,132	205,849	120,514	90,754	73,054	215,661	—	860,964
Residential real estate all other
Grade 1	13,054	17,126	13,224	9,660	6,747	13,647	32,726	106,184
Grade 2	2,064	2,381	1,545	1,997	415	2,999	59,063	70,464
Grade 3	180	890	996	161	226	386	311	3,150
Grade 4	52	—	74	51	34	720	40	971
Grade 5	—	70	—	—	—	—	—	70
Total residential real estate all other	15,350	20,467	15,839	11,869	7,422	17,752	92,140	180,839
Farmland
Grade 1	27,303	32,686	22,385	16,365	15,894	35,182	7,696	157,511
Grade 2	7,741	34,758	7,341	7,582	6,262	10,985	8,486	83,155
Grade 3	748	625	5,313	1,109	584	1,353	3,320	13,052
Grade 4	—	—	758	639	381	379	261	2,418
Total farmland	35,792	68,069	35,797	25,695	23,121	47,899	19,763	256,136
Commercial and agricultural non-real estate
Grade 1	245,805	218,847	148,454	114,049	56,916	48,438	310,921	1,143,430
Grade 2	52,956	46,418	31,373	9,951	8,123	27,830	95,956	272,607
Grade 3	9,530	2,634	2,494	1,473	1,517	398	4,724	22,770
Grade 4	26,681	989	836	2,361	150	266	377	31,660
Grade 5	—	51	—	—	—	—	5	56
Total commercial and agricultural non-real estate	334,972	268,939	183,157	127,834	66,706	76,932	411,983	1,470,523
Consumer non-real estate
Grade 1	97,332	134,078	62,491	23,064	8,531	3,601	6,040	335,137
Grade 2	5,823	8,919	5,049	1,440	822	451	268	22,772
Grade 3	207	866	574	303	127	114	15	2,206
Grade 4	17	224	211	53	49	70	1	625

Total consumer non-real estate	103,379	144,087	68,325	24,860	9,529	4,236	6,324	360,740
Other loans
Grade 1	840,615	31,131	28,254	21,729	18,562	17,839	20,228	978,358
Grade 2	—	—	17	3,011	1,174	2,136	794	7,132
Grade 3	—	—	14	3	71	229	122	439
Grade 4	—	—	26	62	28	120	1,085	1,321
Total other loans	840,615	31,131	28,311	24,805	19,835	20,324	22,229	987,250
Pegasus Bank
Grade 1	55,924	73,386	41,076	29,680	15,297	42,601	91,378	349,342
Grade 2	17,057	34,856	7,213	22,767	4,652	8,014	38,964	133,523
Grade 3	—	—	—	—	—	1,339	—	1,339
Grade 4	—	—	—	—	600	—	—	600
Total Pegasus Bank	72,981	108,242	48,289	52,447	20,549	51,954	130,342	484,804
Total loans held for investment	$2,076,792	$1,417,140	$764,257	$547,712	$384,205	$749,227	$735,621	$6,674,954

Allowance for Credit Losses Methodology

On January 1, 2020, the Company adopted ASC 326, which replaces the incurred loss methodology for determining its provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. See Note (1) for additional information regarding the factors that influenced the Company’s current estimate of expected credit losses. Upon adoption, the allowance for credit losses was decreased by $3.2 million, with no impact to the consolidated statement of income. Subsequent to the adoption of ASC 326, the Company recorded a $38.9 million provision for credit losses for the first six months of 2020 utilizing the newly adopted CECL methodology, a significant increase from the first six months of 2019. The increase resulted primarily from the anticipated impact on our loan portfolio resulting from the economic outlook related to the COVID-19 pandemic and the decline in energy prices and to a lesser degree, loan growth during the first six months of 2020. Prolonged low energy prices will not only have a direct impact on the energy portfolio; it will have an indirect effect on the economies of Oklahoma and the Dallas, Texas market, including higher unemployment, with a residual effect on land values and real estate prices.

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
	(Dollars in thousands)
Three Months Ended June 30, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$4,544	$—	$—	$(113)	$1	$(112)	$2,198	$6,630
Commercial real estate non-owner occupied	5,935	—	—	—	—	—	3,548	9,483
Construction and development < 60 months	1,136	—	—	(56)	3	(53)	672	1,755
Construction residential real estate < 60 months	1,618	—	—	(28)	—	(28)	669	2,259
Residential real estate first lien	6,192	—	—	(66)	4	(62)	2,423	8,553
Residential real estate all other	2,292	—	—	(7)	1	(6)	434	2,720
Farmland	1,788	—	—	—	—	—	723	2,511
Commercial and agricultural non-real estate	37,276	—	—	(287)	66	(221)	7,450	44,505
Consumer non-real estate	3,385	—	—	(235)	57	(178)	1,507	4,714
Other loans	2,751	—	—	—	—	—	(238)	2,513
Pegasus Bank	3,163	—	—	330	417	747	(53)	3,857
Total	$70,080	$—	$—	$(462)	$549	$87	$19,333	$89,500
Six Months Ended June 30, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$5,625	$(2,806)	$432	$(113)	$1	$(112)	$3,491	$6,630
Commercial real estate non-owner occupied	8,358	(5,507)	—	—	—	—	6,632	9,483
Construction and development < 60 months	2,214	(1,056)	—	(59)	3	(56)	653	1,755
Construction residential real estate < 60 months	1,933	(778)	—	(29)	—	(29)	1,133	2,259
Residential real estate first lien	8,692	(3,831)	7	(218)	6	(212)	3,897	8,553
Residential real estate all other	2,767	(1,408)	—	(32)	28	(4)	1,365	2,720
Farmland	2,821	(1,408)	1	—	—	—	1,097	2,511
Commercial and agricultural non-real estate	15,345	11,849	62	(374)	83	(291)	17,540	44,505
Consumer non-real estate	3,252	(622)	—	(556)	114	(442)	2,526	4,714
Other loans	2,632	(116)	—	—	2	2	(5)	2,513
Pegasus Bank	599	2,488	—	(241)	424	183	587	3,857
Total	$54,238	$(3,195)	$502	$(1,622)	$661	$(961)	$38,916	$89,500

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for credit losses on loans	Balance at end of period
	(Dollars in thousands)
Three Months Ended June 30, 2019
BancFirst
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
BancFirst
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

Purchased Credit Deteriorated Loans

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The purchased credit deteriorated loans for the period are as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the period ended June 30, 2020
Purchase price of loans at acquisition	$1,586
Allowance for credit losses at acquisition	502
Par value of acquired loans at acquisition	$2,088

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
	(Dollars in thousands)
As of June 30, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$2,386	$—	$—	$—
Commercial real estate non-owner occupied	341	—	—	—
Construction and development < 60 months	15	—	—	—
Construction residential real estate < 60 months	—	—	—	—
Residential real estate first lien	1,491	—	—	—
Residential real estate all other	657	—	—	—
Farmland	984	—	—	—
Commercial and agricultural non-real estate	—	515	28,282	760
Consumer non-real estate	—	—	—	127
Other loans	—	23	—	—
Pegasus Bank	1,265	—	—	—
Total collateral-dependent loans held for investment	$7,139	$538	$28,282	$887

 Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Other real estate owned	$2,876	$2,010
Repossessed assets	722	627
Total	$3,598	$2,637

(5)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of June 30, 2020
Core deposit intangibles	$35,562	$(15,453)	$20,109
Customer relationship intangibles	3,391	(2,618)	773
Total	$38,953	$(18,071)	$20,882
As of December 31, 2019
Core deposit intangibles	$35,856	$(14,131)	$21,725
Customer relationship intangibles	3,391	(2,508)	883
Total	$39,247	$(16,639)	$22,608

The following is a summary of goodwill by business segment:

				Other	Executive,
	Metropolitan	Community	Pegasus	Financial	Operations
	Banks	Banks	Bank	Services	& Support	Consolidated
	(Dollars in thousands)
Six months ended June 30, 2020
Balance at beginning of period	$13,767	$59,894	$68,855	$5,464	$624	$148,604
Acquisitions	—	1,318	—	—	—	1,318
Balance at beginning and end of period	$13,767	$61,212	$68,855	$5,464	$624	$149,922

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

Rent expense for all operating leases, including those rented on a monthly or temporary basis totaled approximately $453,000 and $376,000 for the three months ended June 30, 2020 and June 30, 2019, respectively. Rent expense for all operating leases, including those rented on a monthly or temporary basis totaled approximately $916,000 and $767,000 for the six months ended June 30, 2020 and June 30, 2019, respectively.

As of June 30, 2020, right of use lease asset included in accrued interest receivable and other assets on the balance sheet totaled $4.8 million, and a related lease liability included in accrued interest payable and other liabilities on the balance sheet totaled $4.6 million. There have been no significant changes in our expected future minimum lease payments since December 31, 2019. The future minimum lease payments are disclosed in Note (20) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, our operating leases have a weighted-average remaining lease term of 3.2 years and a weighted-average discount rate of 3.3 percent.

Maturity of Operating Lease Liabilities

June 30, 2020
(Dollars in thousands)
2020 (six months)	$782
2021	1,240
2022	993
2023	562
2024	339
Thereafter	1,165
Total lease payments	5,081
Less imputed Interest	(473)
Operating lease liability	$4,608

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the balance sheet as premises and equipment. The Company had operating lease revenue of $1.4 million and $1.5 million for the three months ended June 30, 2020 and June 30, 2019, respectively. The Company had operating lease revenue of $2.8 million and $3.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Lease revenue is included in occupancy, net on the consolidated statement of comprehensive income.

Future Minimum Lease Payments to be received

The Company does not have operating leases that extend beyond 2030. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

June 30, 2020
(Dollars in thousands)
2020 (six months)	$2,022
2021	3,394
2022	2,810
2023	2,324
2024	1,783
2025-2030	4,496
Total future minimum lease payments	$16,829

(7)	STOCK-BASED COMPENSATION

The Company has had a nonqualified incentive stock option plan (the “BancFirst ISOP”) since May 1986. At June 30, 2020, there were 330,000 shares available for future grants. The BancFirst ISOP will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company has had the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”) since June 1999. Each non-employee director is granted an option for 10,000 shares. At June 30, 2020, there were 30,000 shares available for future grants. The BancFirst Directors’ Stock Option Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Six Months Ended June 30, 2020
Outstanding at December 31, 2019	1,257,730	$32.70
Options granted	157,500	49.32
Options exercised	(26,400)	19.07
Options canceled, forfeited, or expired	(135,000)	51.56
Outstanding at June 30, 2020	1,253,830	33.04	8.93 Yrs	$9,440
Exercisable at June 30, 2020	697,330	24.13	7.12 Yrs	$11,461

The following table has additional information regarding options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Total intrinsic value of options exercised	$337	$759	$726	$904
Cash received from options exercised	303	455	504	611
Tax benefit realized from options exercised	86	193	185	230

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Stock-based compensation expense	$406	$367	$832	$541
Tax benefit	103	94	212	138
Stock-based compensation expense, net of tax	$303	$273	$620	$403

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

June 30, 2020
(Dollars in thousands)
Unearned stock-based compensation expense	$4,128

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Six Months Ended June 30,
	2020	2019
Weighted average grant-date fair value per share of options granted	$10.63	$13.67
Risk-free interest rate	0.66 to 1.13%	2.62 to 2.76%
Dividend yield	2.00%	2.00%
Stock price volatility	22.84 to 33.56%	22.93 to 22.96%
Expected term	10 Yrs	10 Yrs

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

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”) since May 1999. As of June 30, 2020, there are 28,582 shares available for future issuance under the BancFirst Deferred Stock Compensation Plan. The BancFirst Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 1,307 and 8,362 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the six months ended June 30, 2020 and June 30, 2019, respectively.

A summary of the accumulated stock units is as follows:

	June 30,	December 31,
	2020	2019
Accumulated stock units	148,550	143,362
Average price	$27.85	$27.17

(8)	STOCKHOLDERS’ EQUITY

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

The Company, BancFirst and Pegasus Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s, BancFirst’s and Pegasus Bank’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of June 30, 2020, the Company, BancFirst and Pegasus Bank met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2020:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$960,793	14.83%	$518,290	8.00%	$680,256	10.50%	N/A	N/A
BancFirst	871,013	14.62%	476,462	8.00%	625,357	10.50%	$595,578	10.00%
Pegasus Bank	67,867	13.28%	40,893	8.00%	53,672	10.50%	51,116	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$853,705	13.18%	$291,538	4.50%	$453,504	7.00%	N/A	N/A
BancFirst	776,428	13.04%	268,010	4.50%	416,905	7.00%	$387,126	6.50%
Pegasus Bank	63,636	12.45%	23,002	4.50%	35,781	7.00%	33,226	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$879,705	13.58%	$388,718	6.00%	$550,683	8.50%	N/A	N/A
BancFirst	796,428	13.37%	357,347	6.00%	506,241	8.50%	$476,462	8.00%
Pegasus Bank	63,636	12.45%	30,670	6.00%	43,449	8.50%	40,893	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$879,705	9.45%	$372,344	4.00%	N/A	N/A	N/A	N/A
BancFirst	796,428	9.33%	341,272	4.00%	N/A	N/A	$426,591	5.00%
Pegasus Bank	63,636	8.34%	30,517	4.00%	N/A	N/A	38,146	5.00%

As of June 30, 2020, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst and Pegasus Bank as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of the Company, BancFirst and Pegasus Bank includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for the Company, BancFirst and Pegasus Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notification of BancFirst and Pegasus Bank’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility are included. The PPP loans the Company originated in the second quarter of 2020 are included in the calculation of the Company’s leverage ratio as of June 30, 2020 as the Company did not utilize the PPP Facility for funding purposes.

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

(9)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended June 30, 2020
Basic
Income available to common stockholders	$20,730	32,651,262	$0.64
Dilutive effect of stock options	—	424,231
Diluted
Income available to common stockholders plus assumed exercises of stock options	$20,730	33,075,493	$0.63
Three Months Ended June 30, 2019
Basic
Income available to common stockholders	$34,167	32,629,146	$1.04
Dilutive effect of stock options	—	688,047
Diluted
Income available to common stockholders plus assumed exercises of stock options	$34,167	33,317,193	$1.02
Six Months Ended June 30, 2020
Basic
Income available to common stockholders	$43,338	32,665,425	$1.33
Dilutive effect of stock options	—	531,966
Diluted
Income available to common stockholders plus assumed exercises of stock options	$43,338	33,197,391	$1.31
Six Months Ended June 30, 2019
Basic
Income available to common stockholders	$66,004	32,620,819	$2.02
Dilutive effect of stock options	—	685,610
Diluted
Income available to common stockholders plus assumed exercises of stock options	$66,004	33,306,429	$1.98

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options were anti-dilutive for the period:

Shares
Three Months Ended June 30, 2020	448,016
Three Months Ended June 30, 2019	158,500
Six Months Ended June 30, 2020	424,939
Six Months Ended June 30, 2019	169,301

(10)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
June 30, 2020
Securities available for sale:
U.S. Treasury	$512,861	$—	$—	$512,861
U.S. federal agencies	—	21,181	—	21,181
Mortgage-backed securities	—	16,582	—	16,582
States and political subdivisions	—	41,048	590	41,638
Asset backed securities	—	—	12,714	12,714

December 31, 2019
Securities available for sale:
U.S. Treasury	$414,449	$—	$—	$414,449
U.S. federal agencies	—	23,024	—	23,024
Mortgage-backed securities	—	17,005	—	17,005
States and political subdivisions	—	22,531	—	22,531
Asset backed securities	—	—	12,714	12,714

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Six Months Ended June 30,	Twelve Months Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at the beginning of the year	$12,714	$13,443
Transfers from level 2	1,644	—
Settlements	(1,047)	(695)
Total unrealized losses	(7)	(34)
Balance at the end of the period	$13,304	$12,714

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the six months ended June 30, 2020, the Company transferred securities from Level 2 to Level 3 due to a review of the pricing models that determined some state and political subdivisions bonds to be Level 3. During the twelve months ended December 31, 2019, the Company did not transfer any securities between levels in the fair value hierarchy.

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

Collateral dependent loans are reported at the fair value of the underlying collateral if repayment is dependent on liquidation of the collateral. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. In no case does the fair value of a collateral dependent loan exceed the fair value of the underlying collateral. The collateral dependent loans are adjusted to fair value through a specific allocation of the allowance for credit losses or a direct charge-down of the loan.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended June 30, 2020
Equity securities	$9,373
Collateral dependent loans	21,440
Repossessed assets	264
Other real estate owned	2,215
As of and for the Year-to-date Period Ended December 31, 2019
Equity securities	$10,121
Collateral dependent loans	45,687
Repossessed assets	465
Other real estate owned	3,024

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

Loans

To determine the fair value of loans, the Company uses an exit price calculation, which takes into account factors such as liquidity, credit and the nonperformance risk of loans. For certain homogeneous categories of loans, such as some residential mortgages, fair values are estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair values of other types of loans including PPP loans are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits

The fair values of transaction and savings accounts are the amounts payable on demand at the reporting date. The fair values of fixed-maturity certificates of deposit are estimated using the rates currently offered for deposits of similar remaining maturities.

Short-Term Borrowings

The amounts payable on these short-term instruments are reasonable estimates of fair value.

Long-Term Borrowings

The fair values of fixed-rate long-term borrowings are estimated using rates that would be charged for borrowings of similar remaining maturities.

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	June 30,		December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,788,343	$1,788,343	$1,868,281	$1,868,281
Federal funds sold	—	—	1,000	1,000
Securities held for investment	75	78	1,403	1,403
Loans held for sale	21,902	21,902	11,001	11,001
Level 3 inputs:
Securities held for investment	2,980	2,970	500	500
Loans, net of allowance for credit losses	6,585,454	6,643,225	5,607,905	5,625,005
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	8,486,671	8,503,240	7,483,635	7,497,429
Short-term borrowings	8,100	8,100	1,100	1,100
Long-term borrowings	3,000	2,989	—	—
Junior subordinated debentures	26,804	30,246	26,804	29,324
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		3,140		2,832
Letters of credit		476		485

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at June 30, 2020 or December 31, 2019.

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

The results of operations and selected financial information for the four business units are as follows:

	Metropolitan Banks	Community Banks	Pegasus Bank	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2020
Net interest income	$22,310	$43,917	$4,976	$5,905	$100	$—	$77,208
Noninterest income	4,571	13,841	121	9,328	25,774	(21,553)	32,082
Income before taxes	3,613	15,532	1,345	7,786	18,232	(21,202)	25,306

Three Months Ended June 30, 2019
Net interest income	$21,438	$44,775	$—	$1,411	$1,168	$—	$68,792
Noninterest income	4,635	16,243	—	10,105	37,917	(34,823)	34,077
Income before taxes	14,866	30,041	—	5,572	27,590	(34,241)	43,828

Six Months Ended June 30, 2020
Net interest income	$44,494	$88,415	$10,584	$7,488	$300	$—	$151,281
Noninterest income	9,271	29,694	252	20,218	53,257	(45,465)	67,227
Income before taxes	14,026	39,968	2,943	13,545	27,635	(44,561)	53,556

Six Months Ended June 30, 2019
Net interest income	$42,791	$88,182	$—	$2,582	$2,140	$—	$135,695
Noninterest income	8,844	31,128	—	19,978	73,438	(67,310)	66,078
Income before taxes	30,235	58,086	—	10,071	52,613	(66,163)	84,842

Total Assets:
June 30, 2020	$3,035,989	$5,703,770	$774,939	$938,034	$248,390	$(1,088,669)	$9,612,453
December 31, 2019	2,806,021	4,998,247	738,351	102,442	950,920	(1,030,223)	8,565,758

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30,2020 and December 31, 2019 and results of operations for the three and six months ended June 30, 2020 should be read in conjunction with our consolidated financial statements and notes to the financial statements for the year ended December 31, 2019, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2019 Form 10-K, and "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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

•	The effect of Governments’ stimulus programs.
•	Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.
•	Changes in the mix of loan geographies, sectors and types or the level of non-performing assets and charge-offs.
•	Inflation, interest rates, energy prices, securities markets and monetary fluctuations.
•	The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company must comply.
•	Impairment of the Company’s goodwill or other intangible assets.
•	Changes in consumer spending, borrowing and savings habits.
•	Changes in the financial performance and/or condition of the Company’s borrowers.
•	Technological changes.
•	Acquisitions and integration of acquired businesses.
•

The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.

•	The Company’s success at managing the risks involved in the foregoing items.

Actual results may differ materially from forward-looking statements.

THE COVID-19 PANDEMIC

Since the latter half of the first quarter of 2020, the COVID-19 pandemic and actions taken in response to it have negatively impacted the global economy and all financial markets. Since March 31, 2020, these conditions and the related financial impact have continued and, in some cases, worsened. The Company believes that it is premature to determine the magnitude of the impact at this point. Although the Company is not able to estimate the impact of the COVID-19 pandemic and the resultant economic circumstances on a long-term basis at this time, the COVID-19 pandemic could materially affect the Company’s financial and operational results. See Item 1.A. Risk Factors for further discussion.

The Company is closely monitoring its loan portfolio for effects related to COVID-19. Since 2014, the oil and gas industry has experienced a sustained downturn due to low oil and gas prices. The unprecedented sharp decline in crude oil prices since February 2020 has negatively impacted the oil and gas industry and the overall economies of our Oklahoma and Dallas, Texas markets and is expected to cause further worsening conditions of energy companies, oilfield services companies, related businesses and overall economic activities in the Company’s primary markets. Prolonged or heightened pricing pressure on oil and gas could lead to increased credit stress in the Company’s energy portfolio, increased losses associated with that portfolio and weaker demand for energy lending, lower borrowing needs, negative impact on construction and real estate related to energy, and a number of other potential impacts that are difficult to isolate or quantify.

If the negative impacts due to COVID-19 continue coupled with low energy prices, it is possible that the Company’s goodwill could become impaired in future periods.

SUMMARY

BancFirst Corporation’s net income for the second quarter of 2020 was $20.7 million, compared to $34.2 million for the second quarter of 2019. Diluted net income per common share was $0.63 and $1.02 for the second quarter of 2020 and 2019, respectively. The results for the second quarter of 2020 were negatively impacted by a higher provision for credit losses. The second quarter of 2020 includes the net income of Pegasus Bank in Dallas, Texas, which was acquired on August 15, 2019, and the income and expenses associated with the purchase of certain assets and assumption of certain liabilities on March 5, 2020, from The Citizens State Bank of Okemah.

Net income was $43.3 million, or $1.31 diluted earnings per share, for the six months ended June 30, 2020, compared to net income of $66.0 million, or $1.98 diluted earnings per share, for the six months ended June 30, 2019.

The Company’s net interest income for the second quarter of 2020 increased to $77.2 million, compared to $68.8 million for the second quarter of 2019. The net interest margin for the quarter was 3.54%, compared to 3.89% a year ago. The Company’s provision for credit losses for the second quarter of 2020 was $19.3 million, compared to $2.4 million a year ago. The increase in the provision related to reserve build up for expected credit losses stemming from the COVID-19 pandemic and low energy prices. The Company had net recoveries for the quarter of less than 0.01% of average loans, compared to net charge-offs of less than 0.01% of average loans for the second quarter of 2019. Noninterest income for the quarter totaled $32.1 million, compared to $34.1 million last year. The decrease in noninterest income is primarily due to a decrease in deposit charges resulting from lower economic activity. Noninterest expense for the quarter totaled $64.7 million, compared to $56.6 million last year. The increase in noninterest expenses was primarily due to salary increases in 2020 related to annual merit increases, acquisition of Pegasus Bank and COVID-19 pandemic related salary expenses. The Company’s effective tax rate was 18.1% compared to 22.0% for the second quarter of 2019.

At June 30, 2020, the Company’s total assets were $9.6 billion, an increase of $1.0 billion from December 31, 2019. Debt securities of $608.0 million were up $116.4 million from December 31, 2019. Loans totaled $6.7 billion, an increase of $1.0 billion from December 31, 2019. Deposits totaled $8.5 billion, an increase of $1.0 billion from the December 31, 2019 total. The increase in assets, loans and deposits were primarily related to the Paycheck Protection Program (PPP). At June 30, 2020, the balance of the PPP loans was $825.1 million, net of unamortized processing fees of $26.2 million. The Company’s total stockholders’ equity was $1.0 billion, an increase of $29.2 million over December 31, 2019.

Nonaccrual loans represent 0.74% of total loans at June 30, 2020, up from 0.32% at year-end 2019. The increase in nonaccrual loans was due to further downgrades of energy loans. The allowance to total loans was 1.34% up from 0.96% at year-end 2019. The allowance to nonaccrual loans was 180.89% compared to 301.91% at year-end 2019.

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

In the first quarter of 2020, the Company repurchased 59,284 shares of its common stock for $3.1 million at an average price of $52.26 per shares under the Company’s stock repurchase program.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income Statement Data
Net interest income	$77,208	$68,792	$151,281	$135,695
Provision for credit losses	19,333	2,433	38,916	4,117
Securities transactions	(595)	821	(545)	821
Total noninterest income	32,082	34,077	67,227	66,078
Salaries and employee benefits	42,226	36,124	81,982	72,295
Total noninterest expense	64,651	56,608	126,036	112,814
Net income	20,730	34,167	43,338	66,004
Per Common Share Data
Net income – basic	$0.64	$1.04	$1.33	$2.02
Net income – diluted	0.63	1.02	1.31	1.98
Cash dividends	0.32	0.30	0.64	0.60
Performance Data
Return on average assets	0.88%	1.78%	0.97%	1.74%
Return on average stockholders’ equity	7.99	14.54	8.42	14.31
Cash dividend payout ratio	50.00	28.85	48.12	29.70
Net interest spread	3.38	3.29	3.41	3.28
Net interest margin	3.54	3.89	3.68	3.87
Efficiency ratio	59.16	55.03	57.68	55.91
Net charge-offs to average loans	0.00	0.01	0.02	0.01

Net Interest Income

For the three months ended June 30, 2020, net interest income, which is the Company’s principal source of operating revenue, increased $8.4 million or 12.2% compared to the three months ended June 30, 2019. Net interest income increased due to loan growth, PPP fee income and the drop in interest rates on deposits. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. As shown in the preceding table, the Company’s net interest margin for the second quarter of

2020 decreased compared to the second quarter of 2019, primarily due to the lower average rates on federal funds and securities during the quarter.

Net interest income for the six months ended June 30, 2020 increased $15.6 million or 11.5% compared to the six months ended June 30, 2019. Net interest income increased due to loan growth, PPP fee income and the drop in interest rates on deposits. As shown in the preceding table, the Company’s net interest margin for the six months ended June 30, 2020 decreased compared to the six months ended June 30, 2019, primarily due to the lower average rates on federal funds and securities during the quarter.

Provision for Credit Losses

The Company’s provision for credit losses for the second quarter of 2020 was $19.3 million compared to $2.4 million a year ago. The increase in the provision was related to reserve build up for expected credit losses stemming from the COVID-19 pandemic and low energy prices. The Company’s provision this quarter is based on a modestly optimistic assumption on the timing of an end to the COVID-19 pandemic, as well as the magnitude of the government’s stimulus response to it. To the extent the amount of time the economy remains adversely affected is more extended than the Company’s current base projection, the Company will see a continuation of higher than normal provision in future periods. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan recoveries were $87,000 for the second quarter of 2020, compared to net loan charge-offs of $240,000 for the second quarter of 2019. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a low level.

For the six months ended June 30, 2020, the Company’s provision for credit losses was $38.9 million compared to $4.1 million for the six months ended June 30, 2019. Net loan charge-offs were $961,000, compared to $398,000 for the same period of the prior year.

Noninterest Income

Noninterest income, as presented in the preceding table, decreased by $2.0 million for second quarter of 2020 compared to the second quarter of 2019. The decrease in noninterest income is primarily due to a decrease in deposit service charges resulting from lower economic activity and equity security losses. Noninterest income included non-sufficient funds fees totaling $5.0 million and $8.1 million for the three month periods ended June 30, 2020 and 2019, respectively. This represents 15.6% and 23.8% of the Company’s noninterest income for the three month periods ended June 30, 2020 and 2019, respectively. In addition, the Company had fees from debit card usage totaling $9.1 million and $8.7 million during the three month periods ended June 30, 2020 and 2019, respectively. This represents 28.5% and 25.6% of the Company’s noninterest income for the three month periods ended June 30, 2020 and 2019, respectively.

Noninterest income for the six months ended June 30, 2020 totaled $67.2 million compared to $66.1 million for the six months ended June 30, 2019. The increase in noninterest income was primarily due to growth in debit card usage fees and sweep fees, partially offset by decreased service charges on deposits and equity security losses.  Noninterest income included fees from debit card usage totaling $17.3 million and $16.5 million during the six months ended June 30, 2020 and 2019, respectively. This represents 25.7% and 25.0% of the Company’s noninterest income for the six month periods ended June 30, 2020 and 2019, respectively. In addition, the Company had non-sufficient fund fees totaling $13.3 million and $15.7 million during the six months ended June 30, 2020 and 2019, respectively. This represents 19.7% and 23.8% of the Company’s noninterest income for the six month periods ended June 30, 2020 and 2019, respectively.

The Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendment aims to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in assets and limits these banks on what they charge for debit card interchange fees. Prior to the COVID-19 pandemic, there was no likelihood that the Company would surpass $10 billion in total assets for several years. However, with the CARES Act, including PPP loans, stimulus payments to households, and artificially high household savings rates, our deposits and assets have grown dramatically beyond reasonably foreseeable levels. To the extent the COVID-19 pandemic continues and the government response to it continues on the same or similar basis, the Company has a heightened possibility of exceeding $10 billion in total assets at December 31, 2020. Pursuant to the Durbin amendment of the Dodd-Frank Act, this would trigger an approximate loss of income from debit card interchange fees between $16 and $18 million in subsequent years. The Company is developing strategies to avoid exceeding $10 billion in assets and the loss of interchange income, but the success of these strategies is uncertain.

Noninterest Expense

Noninterest expense as presented in the preceding table, increased by $8.0 million for second quarter of 2020 compared to the second quarter of 2019. The increase in noninterest expenses was primarily due to salary increases in 2020 related to annual merit increases, noninterest expenses of Pegasus Bank and COVID-19 pandemic related salary expenses.

For the six months ended June 30, 2020, noninterest expense increased by $13.2 million compared to the six months ended June 30, 2019. The increase in noninterest expenses was primarily due to salary increases in 2020 related to annual merit increases, pandemic related salary expenses, noninterest expenses of Pegasus Bank and acquisition expenses related to the purchase of assets from Citizens, which were partially offset by a $2.1 million gain on a sale of property carried in other real estate owned.

Income Taxes

The Company’s effective tax rate on income before taxes was 18.1% for the second quarter of 2020, compared to 22.0% for the second quarter of 2019. The decrease in the effective tax rate for the second quarter of 2020 was due to a greater effect of tax credits resulting from lower income.

The Company’s effective tax rate on income before taxes was 19.1% for the first six months of 2020, compared to 22.2% for the first six months of 2019.  The decrease in the effective tax rate for the first six months of 2020 was due to a greater effect of tax credits resulting from lower income.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
Balance Sheet Data
Total assets	$9,612,453	$8,565,758
Total loans (net of unearned interest)	6,696,856	5,673,144
Allowance for credit losses	89,500	54,238
Debt securities	608,031	491,626
Deposits	8,486,671	7,483,635
Stockholders' equity	1,034,199	1,004,989
Book value per share	31.66	30.74
Tangible book value per share (non-GAAP)(1)	26.43	25.50
Balance Sheet Ratios
Average loans to deposits (year-to-date)	78.82%	76.06%
Average earning assets to total assets (year-to-date)	91.89	92.13
Average stockholders’ equity to average assets (year-to-date)	11.46	12.06
Asset Quality Data
Past due loans	$5,382	$11,834
Nonaccrual loans (5)	49,477	17,965
Restructured loans	3,213	18,010
Total nonperforming and restructured loans	58,072	47,809
Other real estate owned and repossessed assets	4,948	6,073
Total nonperforming and restructured assets	63,020	53,882
Nonaccrual loans to total loans	0.74%	0.32%
Nonaccrual loans to total Non-PPP loans (non-GAAP)(3)	0.84	0.32
Nonperforming and restructured loans to total loans	0.87	0.84
Nonperforming and restructured loans to total Non-PPP loans (non-GAAP)(3)	0.99	0.84
Nonperforming and restructured assets to total assets	0.66	0.63
Allowance for credit losses to total loans	1.34	0.96
Allowance for credit losses to total Non-PPP loans (non-GAAP)(3)	1.52	0.96
Allowance for credit losses to nonaccrual loans	180.89	301.91
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,034,199	$1,004,989
Less goodwill	149,922	148,604
Less intangible assets, net	20,882	22,608
Tangible stockholders' equity (non-GAAP)	$863,395	$833,777
Common shares outstanding	32,662,691	32,694,268
Tangible book value per share (non-GAAP)	$26.43	$25.50
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

Reconciliation of Non-PPP loan ratios (non-GAAP)(4)
Total Loans	$6,696,856	$5,673,144
Less PPP loans	825,093	—
Total Non-PPP loans (non-GAAP)	$5,871,763	$5,673,144
Nonaccrual loans (5)	$49,477	$17,965
Nonaccrual loans to total Non-PPP loans (non-GAAP)	0.84%	0.32%
Total nonperforming and restructured loans	$58,072	$47,809
Nonperforming and restructured loans to total Non-PPP loans (non-GAAP)	0.99%	0.84%
Allowance for credit losses	$89,500	$54,238
Allowance for credit losses to total Non-PPP loans (non-GAAP)	1.52%	0.96%
(3) Refer to the “Reconciliation of Non-PPP loan ratios (non-GAAP)” Table.

(4)     Nonaccrual loans to total Non-PPP loans is nonaccrual loans, divided by total loans less Paycheck Protection Program (PPP) loans. Nonperforming and restructured loans to total Non-PPP loans is nonperforming and restructured loans, divided by total loans less PPP loans. Allowance for credit losses to total Non-PPP loans is allowance for credit losses, divided by total loans less PPP loans. These amounts are non-GAAP financial measures but have been included as they are considered critical metrics with which to analyze and evaluate the financial condition and capital strength of the Company. These measures should not be considered substitutes for operating results determined in accordance with GAAP.

(5) Approximately $8 million of nonaccrual loans are guaranteed by government agencies.

Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks and interest-bearing deposits with banks decreased by $79.9 million or 4.3% to $1.8 billion, from December 31, 2019 to June 30, 2020. As shown on the Company’s cash flow statement, the primary use of cash was due to the increase in loans.

Securities

At June 30, 2020, total debt securities increased $116.4 million, or 23.7% compared to December 31, 2019. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $13.0 million at June 30, 2020, compared to a net unrealized gain of $4.6 million at December 31, 2019. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a gain of $9.7 million at June 30, 2020 and a gain of $3.5 million at December 31, 2019. The net unrealized gains increased in 2020 due to the Federal Reserve decreasing interest rates to near zero in March 2020 because of the economic effects of the COVID-19 pandemic. As the effects on the economy due to the COVID-19 pandemic became more apparent late in the first quarter, monetary flows were directed to high quality fixed income instruments such as short-term Treasury securities. Over the six-month period, the yield on the three-year Treasury note decreased 144 basis points with a corresponding increase in valuations.

Loans (Including Acquired Loans)

At June 30, 2020, loans totaled $6.7 billion, an increase of $1.0 billion from December 31, 2019. The increase in loans was primarily related to the PPP, internal growth and the purchase of loans from Citizens. At June 30, 2020, the balance of the PPP loans was $825.1 million, net of unamortized processing fees of $26.2 million. Prolonged low energy prices will not only have a direct impact on the energy portfolio; it will have an indirect effect on the economies of Oklahoma and the Dallas, Texas market, including higher unemployment, with a residual effect on land values and real estate prices. At June 30, 2020, the Company had the following exposures to industries adversely impacted by the COVID-19 pandemic: energy $448.2 million, medical $167.1 million, hotels/motels $130.2 million and restaurants $88.9 million. In total, these industries represented approximately 13% of the loan portfolio.

In addition, due to the impacts of the COVID-19 pandemic, the Company has modified approximately $939.8 million in loans, most of which are secured by commercial real estate. These modifications were undertaken in response to Section 4013 of the CARES Act and the regulatory intent outlined in the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus and to provide businesses financial flexibility until the economy has time to recover to a more normal level of activity.  However, these modifications, which typically involve payment modifications and forbearance, also have the effect of delaying recognition of loans that may ultimately be permanently impaired. Consequently, it is reasonable to expect that when temporary regulatory accounting relief and payment modifications cease, there will be a marked increase in credit deteriorated and restructured loans. The timing and extent of such consequences are impossible to ascertain at this time and are dependent on the duration of the COVID-19 pandemic, the level and success of the government’s economic stimulus, and further regulatory guidance.

Allowance for Credit Losses/Fair Value Adjustments on Acquired Loans

On January 1, 2020, the Company adopted ASC 326, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL. As a result, the Company recorded a decrease to the allowance for credit losses of $3.2 million at January 1, 2020. At June 30, 2020, the allowance for credit losses to total loans represented 1.34% of total loans, compared to 0.96% at December 31, 2019.  The increase in the allowance for credit losses related to reserve build up for expected credit losses stemming from the COVID-19 pandemic and low energy prices.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The interest rate component was $875,000 at June 30, 2020 and $1.7 million at December 31, 2019. The credit component of the adjustment was $4.4 million at June 30, 2020 and $6.8 million at December 31, 2019. These fair value adjustments will be accreted to income over the remaining life of the loans.

Nonaccrual and Restructured Loans

Nonaccrual loans totaled $49.5 million at June 30, 2020, compared to $18.0 million at the end of 2019. The increase in nonaccrual loans was due to further downgrades of energy loans. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $983,000 for the six months ended June 30, 2020 and $1.0 million for the six months ended June 30, 2019. Only a small amount of this interest is expected to be ultimately collected.

Troubled debt restructured loans totaled $3.2 million at June 30, 2020, compared to $18.0 million at the end of 2019. The decrease in troubled debt restructurings was due primarily to a review of troubled debt restructurings during the period and the related performance of the borrowers. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

Other real estate owned and repossessed assets totaled $4.9 million at June 30, 2020, compared to $6.1 million at December 31, 2019.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $8.0 million of these loans at June 30, 2020, compared to $13.7 million at December 31, 2019. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable loss. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At June 30, 2020, deposits totaled $8.5 billion, an increase of $1.0 billion or 13.4% from the December 31, 2019 total. The increase in deposits were primarily related to deposits of proceeds from the PPP and inflow of existing customer deposits. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.2% at June 30, 2020 and 98.4% at December 31, 2019.  Noninterest-bearing deposits to total deposits were 43.7% at June 30, 2020, compared to 39.5% at December 31, 2019.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $8.1 million at June 30, 2020, compared to $1.1 million at December 31, 2019.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $839.1 million, are pledged as collateral for the borrowings under the line of credit. As of June 30, 2020 the Company had $3.0 million advanced under the line of credit from FHLB, compared to no advances outstanding as of December 31, 2019. The current $3.0 million advance is for six-months at 0%. In addition, the Company has a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit has a variable rate based on prime rate minus 25 basis points and matures in the third quarter of 2020.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Capital Resources

Stockholders’ equity totaled $1.0 billion at June 30, 2020, compared to $1.0 billion at December 31, 2019. In addition to net income of $43.3 million, other changes in stockholders’ equity during the six months ended June 30, 2020 included $534,000 related to common stock issuances, $832,000 related to stock-based compensation, $2.3 million change in accounting principle related to CECL and a $6.2 million increase in other comprehensive income, that were partially offset by $20.9 million in dividends and $3.1 million in common stock repurchases. The Company’s leverage ratio and total risk-based capital ratios at June 30, 2020, were well in excess of the regulatory requirements.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis

(Dollars in thousands)

	Three Months Ended June 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$6,683,576	$78,978	4.74%	$5,082,637	$71,142	5.61%
Securities – taxable	570,456	2,047	1.44	666,966	3,855	2.32
Securities – tax exempt	34,421	196	2.28	20,215	150	2.97
Federal funds sold and interest-bearing deposits with banks	1,466,634	395	0.11	1,339,375	8,135	2.44
Total earning assets	8,755,087	81,616	3.74	7,109,193	83,282	4.70
Nonearning assets:
Cash and due from banks	198,495			177,489
Interest receivable and other assets	607,549			457,888
Allowance for credit losses	(68,259)			(53,365)
Total nonearning assets	737,785			582,012
Total assets	$9,492,872			$7,691,205
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$774,083	$169	0.09%	$738,742	$659	0.36%
Savings deposits	3,275,394	1,343	0.16	2,637,248	10,424	1.59
Time deposits	700,740	2,238	1.28	678,680	2,719	1.61
Short-term borrowings	4,354	1	0.05	1,859	12	2.67
Long-term borrowings	2,308	—	—	—	—	—
Junior subordinated debentures	26,804	492	7.37	26,804	492	7.37
Total interest-bearing liabilities	4,783,683	4,243	0.36	4,083,333	14,306	1.41
Interest-free funds:
Noninterest-bearing deposits	3,627,609			2,626,877
Interest payable and other liabilities	40,911			38,459
Stockholders’ equity	1,040,669			942,536
Total interest free funds	4,709,189			3,607,872
Total liabilities and stockholders’ equity	$9,492,872			$7,691,205
Net interest income		$77,373			$68,976
Net interest spread			3.38%			3.29%
Effect of interest free funds			0.16%			0.60%
Net interest margin			3.54%			3.89%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)
	Six Months Ended June 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$6,227,038	$155,636	5.01%	$5,048,164	$140,016	5.59%
Securities – taxable	538,674	4,633	1.72	708,015	8,190	2.33
Securities – tax exempt	25,947	319	2.47	20,850	309	2.99
Federal funds sold and interest-bearing deposits with banks	1,480,203	5,164	0.70	1,306,396	15,885	2.45
Total earning assets	8,271,862	165,752	4.02	7,083,425	164,400	4.68
Nonearning assets:
Cash and due from banks	195,088			178,808
Interest receivable and other assets	594,876			454,135
Allowance for credit losses	(59,887)			(52,674)
Total nonearning assets	730,077			580,269
Total assets	$9,001,939			$7,663,694
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$794,955	$684	0.17%	$746,205	$1,321	0.36%
Savings deposits	3,147,744	7,592	0.48	2,631,540	20,725	1.59
Time deposits	699,280	4,874	1.40	686,627	5,293	1.55
Short-term borrowings	3,401	8	0.46	1,948	22	2.30
Long-term borrowings	1,154	—	—	—	—	—
Junior subordinated debentures	26,804	983	7.35	26,804	983	7.39
Total interest-bearing liabilities	4,673,338	14,141	0.61	4,093,124	28,344	1.40
Interest-free funds:
Noninterest-bearing deposits	3,257,976			2,603,725
Interest payable and other liabilities	38,894			37,010
Stockholders’ equity	1,031,731			929,835
Total interest free funds	4,328,601			3,570,570
Total liabilities and stockholders’ equity	$9,001,939			$7,663,694
Net interest income		$151,611			$136,056
Net interest spread			3.41%			3.28%
Effect of interest free funds			0.27%			0.59%
Net interest margin			3.68%			3.87%
(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

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

The ALCO uses gap analysis to monitor interest rate sensitivity based on the maturity and repricing frequencies of its earning assets and interest-bearing liabilities. This analysis indicates that the Company’s position is asset-sensitive, with a positive gap of $170 million for the zero to 12-month interval at June 30, 2020, which was 1.99% of total assets, compared to a positive gap of $172 million for the zero to 12-month interval at December 31, 2019, which was 2.30% of total assets.

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

As of June 30, 2020, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 0.48% and 1.88%, respectively, relative to the base case over the next 12 months.

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

The adoption of ASC 326 required the implementation of new accounting policies and procedures, including enhancements to our information systems, which changed the Company’s internal controls over financial reporting for the analysis of the allowance for credit losses and related disclosures. Other than the change related to the adoption of ASC 326, there were no changes during the period covered by this Quarterly Report on Form 10-Q in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls.

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

Item 1A. Risk Factors.

Except as set forth below, as of June 30, 2020, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019:

The COVID-19 pandemic has impacted our business, and the ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

With the lack of precedent, we are unable to predict with a high level of confidence how the COVID-19 pandemic will affect our business. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing. As a result, the demand for our products and services may be significantly impacted. Furthermore, the pandemic has influenced and could further influence the recognition of credit losses in our loan portfolios and has increased and could further increase our allowance for credit losses, particularly if businesses remain closed or otherwise adversely affected for an extended period of time, or even permanently. In addition, we are a lender for the Paycheck Protection Program ("PPP") of the Small Business Administration (SBA) and other SBA, Federal Reserve or United States Treasury programs that have been or may be created in the future in response to the pandemic. These programs are new, the terms are subject to political influence and their effects on our business are uncertain. Through June 30, 2020, we approved 8,392 loans totaling approximately $825.1 million, net of unamortized processing fees of $26.2 million. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted.

Due to the impacts of the COVID-19 pandemic, the Company has modified approximately $939.8 million in loans, most of which are secured by commercial real estate. These modifications were undertaken in response to Section 4013 of the CARES Act and the regulatory intent outlined in the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus and to provide businesses financial flexibility until the economy has time to recover to a more normal level of activity. However, these modifications, which typically involve payment modifications and forbearance, also have the effect of delaying recognition of loans that may ultimately be permanently impaired. Consequently, it is reasonable to expect that when temporary regulatory accounting relief and payment modifications cease, there will be a marked increase in credit impairment and restructured loans. The timing and extent of such consequences are impossible to ascertain at this time and are dependent on the duration of the COVID-19 pandemic, the level and success of the government’s economic stimulus, and further regulatory guidance.

Prior to the COVID-19 pandemic, there was only a remote likelihood that the Company would surpass $10 billion in total assets for several years. However, with the CARES Act, including PPP loans, stimulus payments to households, and artificially high household savings rates, our deposits and assets have grown dramatically beyond any reasonably foreseeable levels. To the extent the COVID-19 pandemic continues and the government response to it continue in the same or similar manner, the Company has a much heightened possibility of exceeding $10 billion in total assets at December 31, 2020. Pursuant to the Durbin amendment of the Dodd-Frank Act, this would trigger an approximate loss of income from debit card interchange fees between $16 and $18 million in subsequent years. The Company is developing strategies to avoid exceeding $10 billion in assets and the loss of interchange income, but the success of these strategies is uncertain.

Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response. Additionally, the economic pressures have contributed to an increased provision for credit losses for the first half of 2020. We continue to monitor the impact of the COVID-19 pandemic closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain.

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

10.9	2019 Amendment BancFirst Corporation Thrift Plan (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference).
10.10*	Seventh Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan

10.11*	Sixteenth Amended and Restated BancFirst Corporation Stock Option Plan

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: August 7, 2020	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)