Form 10-Q
period 2020-09-30
BANCFIRST CORP /OK/
filed 2020-11-09
CIK 760498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020 there were 32,682,269 shares of the registrant’s Common Stock outstanding.

BancFirst Corporation

Quarterly Report on Form 10-Q

September 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BANCFIRST CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30,	December 31,
	2020	2019
	(unaudited)	(see Note 1)
ASSETS
Cash and due from banks	$226,062	$222,043
Interest-bearing deposits with banks	1,609,462	1,646,238
Federal funds sold	—	1,000
Securities held for investment (fair value: $3,011 and $1,903, respectively)	2,971	1,903
Securities available for sale at fair value	593,970	489,723
Loans held for sale	48,601	11,001
Loans (net of unearned interest)	6,612,093	5,662,143
Allowance for credit losses	(106,126)	(54,238)
Loans, net of allowance for credit losses	6,505,967	5,607,905
Premises and equipment, net	247,494	206,275
Other real estate owned	4,739	5,607
Intangible assets, net	19,914	22,608
Goodwill	149,922	148,604
Accrued interest receivable and other assets	209,766	202,851
Total assets	$9,618,868	$8,565,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$3,759,305	$2,956,370
Interest-bearing	4,736,586	4,527,265
Total deposits	8,495,891	7,483,635
Short-term borrowings	300	1,100
Accrued interest payable and other liabilities	52,121	49,230
Junior subordinated debentures	26,804	26,804
Total liabilities	8,575,116	7,560,769

Stockholders' equity:
Senior preferred stock, $1.00 par; 10,000,000 shares authorized; none issued	—	—
Cumulative preferred stock, $5.00 par; 900,000 shares authorized; none issued	—	—
Common stock, $1.00 par, 40,000,000 shares authorized; shares issued and outstanding: 32,679,191 and 32,694,268, respectively	32,679	32,694
Capital surplus	155,431	153,353
Retained earnings	846,934	815,488
Accumulated other comprehensive income, net of income tax of $2,943 and $1,187, respectively	8,708	3,454
Total stockholders' equity	1,043,752	1,004,989
Total liabilities and stockholders' equity	$9,618,868	$8,565,758

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
INTEREST INCOME
Loans, including fees	$76,612	$75,260	$231,985	$214,980
Securities:
Taxable	2,032	2,361	6,665	10,551
Tax-exempt	131	103	383	347
Federal funds sold	—	1	—	3
Interest-bearing deposits with banks	422	8,704	5,586	24,587
Total interest income	79,197	86,429	244,619	250,468
INTEREST EXPENSE
Deposits	2,854	13,644	16,004	40,983
Short-term borrowings	—	7	8	29
Junior subordinated debentures	491	491	1,474	1,474
Total interest expense	3,345	14,142	17,486	42,486
Net interest income	75,852	72,287	227,133	207,982
Provision for credit losses	18,740	2,758	57,656	6,875
Net interest income after provision for credit losses	57,112	69,529	169,477	201,107
NONINTEREST INCOME
Trust revenue	3,131	3,490	10,154	9,917
Service charges on deposits	19,078	19,866	54,642	56,643
Securities transactions (includes no accumulated other comprehensive income reclassifications)	—	—	(545)	821
Income from sales of loans	1,873	964	4,215	2,530
Insurance commissions	5,197	5,535	15,316	15,220
Cash management	3,701	4,430	12,276	12,608
(Loss)/gain on sale of other assets	(15)	(1)	120	(12)
Other	1,610	1,343	5,624	3,978
Total noninterest income	34,575	35,627	101,802	101,705
NONINTEREST EXPENSE
Salaries and employee benefits	41,995	40,354	123,977	112,649
Occupancy, net	4,503	3,386	11,888	8,966
Depreciation	3,795	3,268	10,830	9,268
Amortization of intangible assets	968	842	2,900	2,359
Data processing services	1,669	1,467	4,990	4,209
Net loss/(income) from other real estate owned	196	26	(1,951)	(361)
Marketing and business promotion	1,485	2,047	5,325	6,227
Deposit insurance	723	(81)	1,224	996
Other	10,749	10,882	32,936	30,692
Total noninterest expense	66,083	62,191	192,119	175,005
Income before taxes	25,604	42,965	79,160	127,807
Income tax expense	4,714	9,597	14,932	28,435
Net income	$20,890	$33,368	$64,228	$99,372
NET INCOME PER COMMON SHARE
Basic	$0.64	$1.02	$1.97	$3.04
Diluted	$0.63	$1.00	$1.94	$2.98
OTHER COMPREHENSIVE (LOSS) GAIN
Unrealized (loss) gain on securities, net of tax of $335, $1, $(1,756) and $(1,979) respectively	(982)	(26)	5,254	5,768
Comprehensive income	$19,908	$33,342	$69,482	$105,140

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
COMMON STOCK
Issued at beginning of period	$32,663	$32,640	$32,694	$32,604
Shares issued for stock options	16	4	44	40
Shares acquired and canceled	—	—	(59)	—
Issued at end of period	$32,679	$32,644	$32,679	$32,644
CAPITAL SURPLUS
Balance at beginning of period	$154,692	$150,995	$153,353	$149,709
Common stock issued for stock options	306	128	813	873
Stock-based compensation arrangements	433	347	1,265	888
Balance at end of period	$155,431	$151,470	$155,431	$151,470
RETAINED EARNINGS
Balance at beginning of period	$837,154	$769,090	$815,488	$722,615
Net income	20,890	33,368	64,228	99,372
Cumulative effect of change in accounting principle, net of tax of $925 (Note 1)	—	—	2,270	—
Dividends on common stock ($0.34, $0.32, $0.98 and $0.92 per share, respectively)	(11,110)	(10,449)	(32,013)	(29,978)
Common stock acquired and canceled	—	—	(3,039)	—
Balance at end of period	$846,934	$792,009	$846,934	$792,009
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain/(losses) on securities:
Balance at beginning of period	$9,690	$3,655	$3,454	$(2,139)
Net change	(982)	(26)	5,254	5,768
Balance at end of period	$8,708	$3,629	$8,708	$3,629
Total stockholders’ equity	$1,043,752	$979,752	$1,043,752	$979,752

The accompanying Notes are an integral part of these consolidated financial statements.

BANCFIRST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,228	$99,372
Adjustments to reconcile to net cash provided by operating activities:
Provision for credit losses	57,656	6,875
Depreciation and amortization	13,730	11,627
Net amortization of securities premiums and discounts	(240)	(3,764)
Realized securities losses (gains)	545	(821)
Gain on sales of loans	(4,215)	(2,530)
Cash receipts from the sale of loans originated for sale	297,690	164,319
Cash disbursements for loans originated for sale	(309,623)	(169,740)
Deferred income tax benefit	(8,664)	(752)
Gain on sale of other assets	(2,308)	(454)
(Increase)/decrease in interest receivable	(1,084)	1,243
(Decrease)/increase in interest payable	(1,286)	235
Amortization of stock-based compensation arrangements	1,265	888
Excess tax benefit from stock-based compensation arrangements	(219)	(288)
Other, net	3,781	6,255
Net cash provided by operating activities	111,256	112,465
INVESTING ACTIVITIES
Net cash received from acquisitions, net of cash paid	18,397	77,672
Net (decrease)/increase in federal funds sold	1,000	(300)
Purchases of held for investment securities	(1,395)	(1,010)
Purchases of available for sale securities	(455,069)	(99,093)
Proceeds from maturities, calls and paydowns of held for investment securities	554	527
Proceeds from maturities, calls and paydowns of available for sale securities	357,845	369,073
Purchase of equity securities	(624)	(2,806)
Proceeds from paydowns and sales of equity securities	445	1,897
Net change in loans	(955,531)	(250,095)
Purchases of premises, equipment and computer software	(48,317)	(19,865)
Purchase of tax credits	(731)	(7,180)
Other, net	6,565	4,587
Net cash (used in) provided by investing activities	(1,076,861)	73,407
FINANCING ACTIVITIES
Net change in deposits	967,250	121,260
Net change in short-term borrowings	(800)	(1,075)
Proceeds from long-term borrowings	3,000	—
Paydown of long-term borrowings	(3,000)	—
Issuance of common stock in connection with stock options, net	857	913
Common stock acquired	(3,098)	—
Cash dividends paid	(31,361)	(29,359)
Net cash provided by financing activities	932,848	91,739
Net (decrease)/increase in cash, due from banks and interest-bearing deposits	(32,757)	277,611
Cash, due from banks and interest-bearing deposits at the beginning of the period	1,868,281	1,424,255
Cash, due from banks and interest-bearing deposits at the end of the period	$1,835,524	$1,701,866
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$18,741	$42,100
Cash paid during the period for income taxes	$22,025	$26,775
Noncash investing and financing activities:
Cash consideration for acquisitions	$2,861	$123,457
Fair value of assets acquired in acquisitions	$47,838	$729,365
Liabilities assumed in acquisitions	$45,040	$605,908
Unpaid common stock dividends declared	$11,105	$10,445

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts. Accrued interest receivable totaled $28.7 million at September 30, 2020 and $27.4 million at December 31, 2019 and was reported in accrued interest receivable and other assets on the consolidated balance sheets. The Company has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses. Interest income is accrued on the unpaid principal balance using the simple-interest method on the daily balances of the principal amounts outstanding.

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

Allowance for Credit Losses - Available-for-Sale Securities: The Company reviews its portfolio of securities in an unrealized loss position at least quarterly. The Company first assesses whether it intends to sell or it is more-likely-than-not that it will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, the Company considers, among other things, the period of time the security has been in an unrealized loss position, and performance of any underlying collateral and adverse conditions specifically related to the security. At December 31, 2019 and September 30, 2020 approximately 95% of the available for sale securities held by the Company were issued by the U.S. Treasury, or U.S. government-sponsored entities and agencies. The Company does not consider the unrealized position of these securities to be the result of credit factors, because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. Therefore, the Company has not recorded an allowance for credit losses against its securities portfolio, as the credit risk is not material.

PPP Fee Income Policy: The PPP, established as part of the Coronavirus Aid, Relief, and Economic Security (CARES) Act, provides that the SBA will pay processing fees of up to 5% to lenders based on the volume of the PPP loans disbursed. The fee is based on the balance of each PPP loan outstanding at the time of full disbursement. As of September 30, 2020, the Company had received approximately $30.1 million in processing fees from the SBA. The unamortized balance of these fees on each loan is reported on the Company's balance sheet as part of the loan balance to which it relates and is recognized over the remaining life of the loan as an adjustment of yield. Upon notification from the SBA of the amount of the PPP loan to be forgiven the acceleration of recognition of deferred loan fee will occur for the percentage of the loan forgiven.

(2) RECENT DEVELOPMENTS, INCLUDING MERGERS AND ACQUISITIONS

Section 4013 of the CARES Act and the Interagency Statement on Loan Modifications by Financial Institutions provide temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications related to COVID-19 that are offered by financial institutions

Specifically, the CARES Act provides that a financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. The modifications that would qualify for this exception include any modification involving a loan that was not more than 30 days past due as of December 31, 2019, that occurs during the “applicable period,” including any of the following:

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

As of September 30, 2020, the Company has identified $104.5 million in loans that have been modified according to the CARES Act terms. As of September 30, 2020, these loans have not been deemed nonaccrual loans.

The Company’s principal subsidiary bank, BancFirst, has entered into an agreement to sell approximately $21.5 million in loans and $38.0 million in deposits from its Hugo, Oklahoma branch to AmeriState Bank in Atoka, Oklahoma. The transaction is scheduled to be completed during the first quarter of 2021 and is subject to regulatory approval.

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

(3)	SECURITIES

The following table summarizes the amortized cost and estimated fair values of debt securities held for investment:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020	(Dollars in thousands)
Mortgage backed securities (1)	$66	$3	$—	$69
States and political subdivisions	2,405	37	—	2,442
Other securities	500	—	—	500
Total	$2,971	$40	$—	$3,011
December 31, 2019
Mortgage backed securities (1)	$93	$4	$—	$97
States and political subdivisions	1,310	1	(5)	1,306
Other securities	500	—	—	500
Total	$1,903	$5	$(5)	$1,903

The following table summarizes the amortized cost and estimated fair values of debt securities available for sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020	(Dollars in thousands)
U.S. treasuries	$500,268	$11,425	$—	$511,693
U.S. federal agencies	20,852	—	(63)	20,789
Mortgage backed securities (1)	15,709	429	—	16,138
States and political subdivisions	32,157	479	—	32,636
Asset backed securities	13,333	—	(619)	12,714
Total	$582,319	$12,333	$(682)	$593,970
December 31, 2019
U.S. treasuries	$409,488	$4,974	$(13)	$414,449
U.S. federal agencies	23,039	23	(38)	23,024
Mortgage backed securities (1)	16,941	128	(64)	17,005
States and political subdivisions	22,294	282	(45)	22,531
Asset backed securities	13,320	—	(606)	12,714
Total	$485,082	$5,407	$(766)	$489,723

(1)	Primarily consists of FHLMC, FNMA, GNMA and mortgage backed securities through U.S. agencies.

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

	September 30, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Held for Investment
Contractual maturity of debt securities:
Within one year	$805	$811	$300	$300
After one year but within five years	1,597	1,631	1,058	1,055
After five years but within ten years	568	568	543	546
After ten years	1	1	2	2
Total	$2,971	$3,011	$1,903	$1,903
Available for Sale
Contractual maturity of debt securities:
Within one year	$331,600	$332,496	$186,373	$186,539
After one year but within five years	209,080	219,983	252,519	257,430
After five years but within ten years	3,850	4,005	5,873	6,008
After ten years	37,789	37,486	40,317	39,746
Total debt securities	$582,319	$593,970	$485,082	$489,723

The following table is a summary of the Company’s book value of securities that were pledged as collateral for public funds on deposit, repurchase agreements and for other purposes as required or permitted by law:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Book value of pledged securities	$433,138	$445,702

(4)	LOANS HELD FOR INVESTMENT AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

In connection with our adoption of ASC 326, changes were made to our primary portfolio segments to align with the methodology applied in determining the allowance under CECL. Loans held for investment are summarized by portfolio segment as follows:

	September 30, 2020	December 31, 2019
	Amount	Amount
	(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$648,972	$621,188
Commercial real estate non-owner occupied	974,308	851,200
Construction and development < 60 months	229,116	287,138
Construction residential real estate < 60 months	205,543	189,480
Residential real estate first lien	853,654	834,849
Residential real estate all other	175,370	187,647
Farmland	251,410	246,988
Commercial and agricultural non-real estate	1,375,246	1,499,404
Consumer non-real estate	349,338	359,529
Other loans (2)	1,024,539	154,015
Pegasus Bank	524,597	430,705
Total (1)	$6,612,093	$5,662,143
(1) Excludes accrued interest receivable of $28.7 million at September 30, 2020 and $27.4 million at December 31, 2019, that is recorded in accrued interest receivable and other assets.
(2) Includes PPP loans held for investment of $830.3 million, net of unamortized processing fees of $22.5 million at September 30, 2020.

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

BancFirst’s commercial and agricultural non-real estate loan category includes upstream and midstream energy loans and loans to companies that provide ancillary services to the energy industry, such as transportation, preparation contractors and equipment manufacturers. The balance of upstream energy loans was approximately $219 million at September 30, 2020 and approximately $189 million at December 31, 2019. The balance of midstream energy loans was approximately $47 million at September 30, 2020 and approximately $41 million at December 31, 2019. The balance of the ancillary services energy loans was approximately $80 million at September 30, 2020 and approximately $90 million at December 31, 2019.

Pegasus Bank’s loans are mostly to customers within Texas and approximately $266 million or 50% of the loans are secured by real estate at September 30, 2020. Pegasus Bank’s commercial and agricultural non-real estate loan were approximately $242 million at September 30, 2020 and approximately $172 million at December 31, 2019. Pegasus Bank’s commercial and agricultural non-real estate loan category includes upstream energy loans and loans to companies that provide ancillary services to the energy industry, such as transportation, preparation contractors and equipment manufacturers. The balance of upstream energy loans was approximately $102 million at September 30, 2020 and approximately $57 million at December 31, 2019. The balance of the ancillary services energy loans was approximately $9 million at September 30, 2020 and approximately $7 million at December 31, 2019.

As of September 30, 2020, the Company had $830.3 million in PPP loans held for investment, net of unamortized processing fees of $22.5 million, and approximately $1.4 million of PPP loans held for sale. Through September 30, 2020, $7.6 million of processing fees were recognized as interest income.

Accounting policies related to appraisals, and charge-offs are disclosed in Note (1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Troubled Debt Restructurings, Other Real Estate Owned and Repossessed Assets and Held for Sale Assets

The following is a summary of troubled debt restructurings and other real estate owned and repossessed assets:

	September 30,	December 31,
	2020	2019
	(Dollars in thousands)
Troubled debt restructurings	$2,837	$18,010
Other real estate owned and repossessed assets	$4,939	$6,073

The Company charges interest on principal balances outstanding on troubled debt restructurings during deferral periods. The current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings were not considered to be material.

At September 30, 2020, the Company’s principal subsidiary bank, BancFirst, had approximately $21.5 million in loans at its Hugo, Oklahoma branch that it has entered into an agreement to sell to AmeriState Bank in Atoka, Oklahoma. Accordingly, as of September 30, 2020, the Company has transferred $21.5 million from loans held for investment (net of unearned interest) to loans held for sale.

Nonaccrual loans

Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.1 million for the nine months ended September 30, 2020 and approximately $1.4 million for the nine months ended September 30, 2019.

Approximately $8.4 million of nonaccrual loans are guaranteed by government agencies.

The following table is a summary of amounts included in nonaccrual loans, segregated by portfolio segment. Residential real estate refers to one-to-four family real estate.

September 30, 2020
(Dollars in thousands)
BancFirst
Real estate:
Commercial real estate owner occupied	$2,447
Commercial real estate non-owner occupied	20,476
Construction and development < 60 months	115
Construction residential real estate < 60 months	—
Residential real estate first lien	4,131
Residential real estate all other	1,487
Farmland	10,517
Commercial and agricultural non-real estate	37,554
Consumer non-real estate	363
Other loans	5,295
Pegasus Bank	—
Total	$82,385

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
	(Dollars in thousands)
As of September 30, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$509	$461	$2,038	$3,008	$645,964	$648,972	$78
Commercial real estate non-owner occupied	248	38	35	321	973,987	974,308	35
Construction and development < 60 months	179	—	1,605	1,784	227,332	229,116	1,605
Construction residential real estate < 60 months	203	—	406	609	204,934	205,543	406
Residential real estate first lien	4,326	1,292	3,310	8,928	844,726	853,654	651
Residential real estate all other	1,177	65	942	2,184	173,186	175,370	217
Farmland	5,940	338	3,256	9,534	241,876	251,410	384
Commercial and agricultural non-real estate	5,436	10,661	23,273	39,370	1,335,876	1,375,246	2,681
Consumer non-real estate	1,996	519	527	3,042	346,296	349,338	288
Other loans	199	250	5,232	5,681	1,018,858	1,024,539	67
Pegasus Bank	—	—	—	—	524,597	524,597	—
Total	$20,213	$13,624	$40,624	$74,461	$6,537,632	$6,612,093	$6,412

As of December 31, 2019
BancFirst
Real estate:
Non-residential real estate owner occupied	$1,600	$967	$5,159	$7,726	$699,690	$707,416	$3,799
Non-residential real estate other	971	—	1,228	2,199	1,134,976	1,137,175	—
Residential real estate permanent mortgage	4,705	973	2,215	7,893	332,679	340,572	1,660
Residential real estate other	4,496	1,028	2,541	8,065	912,767	920,832	549
Non-consumer non-real estate	2,290	1,446	1,763	5,499	1,448,894	1,454,393	354
Consumer other	2,829	858	592	4,279	358,075	362,354	491
Other loans	1,670	8	4,613	6,291	147,724	154,015	4,426
Acquired loans	2,167	1,376	3,447	6,990	147,691	154,681	555
Pegasus Bank	—	—	851	851	429,854	430,705	—
Total	$20,728	$6,656	$22,409	$49,793	$5,612,350	$5,662,143	$11,834

Due to the impacts of the COVID-19 pandemic, the Company has approximately $104.5 million in modified loans, most of which are secured by commercial real estate, as of September 30, 2020. These modifications were undertaken in response to Section 4013 of the CARES Act and the regulatory intent outlined in the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus and to provide businesses financial flexibility until the economy has time to recover to a more normal level of activity. However, these modifications, which typically involve payment modifications and forbearance, also have the effect of delaying recognition of loans that may ultimately be permanently impaired. Consequently, it is reasonable to expect that when temporary regulatory accounting relief and payment modifications cease, there could be a marked increase in credit impairment and restructured loans. The timing and extent of such consequences are difficult to ascertain at this time and are dependent on the duration of the COVID-19 pandemic, the level and success of the government’s economic stimulus, and further regulatory guidance. These modified loans are included in current loans in the table above.

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
	(Dollars in thousands)
As of September 30, 2020
BancFirst
Commercial real estate owner occupied
Grade 1	$119,516	$109,276	$77,708	$52,686	$39,161	$97,123	$11,040	$506,510
Grade 2	35,152	28,126	12,584	9,588	12,940	27,302	3,957	129,649
Grade 3	448	3,990	345	1,239	1,324	2,823	85	10,254
Grade 4	44	75	1,118	—	388	467	467	2,559
Total commercial real estate owner occupied loans	155,160	141,467	91,755	63,513	53,813	127,715	15,549	648,972
Commercial real estate non-owner occupied
Grade 1	203,748	170,966	93,283	81,087	86,160	97,595	12,388	745,227
Grade 2	43,767	51,241	26,932	10,397	8,930	51,047	3,917	196,231
Grade 3	1,126	3,087	7,107	555	41	296	70	12,282
Grade 4	20,477	91	—	—	—	—	—	20,568
Total commercial real estate non-owner occupied loans	269,118	225,385	127,322	92,039	95,131	148,938	16,375	974,308
Construction and development < 60 months
Grade 1	98,335	67,064	15,893	4,877	1,998	2,493	12,078	202,738
Grade 2	9,837	8,828	1,637	835	167	551	350	22,205
Grade 3	4,050	—	9	—	—	—	—	4,059
Grade 4	—	68	9	23	—	—	—	100
Grade 5	14	—	—	—	—	—	—	14
Total construction and development < 60 months	112,236	75,960	17,548	5,735	2,165	3,044	12,428	229,116
Construction residential real estate < 60 months
Grade 1	136,683	30,650	69	22	36	180	6,047	173,687
Grade 2	22,814	6,202	113	—	—	475	285	29,889
Grade 3	1,848	119	—	—	—	—	—	1,967
Total construction residential real estate < 60 months	161,345	36,971	182	22	36	655	6,332	205,543
Residential real estate first lien
Grade 1	193,583	152,017	87,058	68,286	52,044	151,406	—	704,394
Grade 2	21,833	24,877	22,230	12,256	12,252	34,614	—	128,062
Grade 3	2,623	1,986	1,511	1,991	1,902	5,816	—	15,829
Grade 4	581	843	589	291	1,363	1,651	—	5,318
Grade 5	—	—	—	—	51	—	—	51
Total residential real estate first lien	218,620	179,723	111,388	82,824	67,612	193,487	—	853,654
Residential real estate all other
Grade 1	17,918	15,800	11,956	7,509	5,819	12,591	31,491	103,084
Grade 2	2,735	2,010	1,535	1,914	465	2,593	56,292	67,544
Grade 3	358	486	355	121	223	299	922	2,764
Grade 4	183	257	570	65	75	702	56	1,908
Grade 5	—	70	—	—	—	—	—	70
Total residential real estate all other	21,194	18,623	14,416	9,609	6,582	16,185	88,761	175,370
Farmland
Grade 1	37,586	29,261	21,463	14,672	14,438	32,080	7,156	156,656
Grade 2	12,109	31,102	6,920	7,212	5,097	9,858	6,620	78,918
Grade 3	1,801	313	1,498	1,057	580	810	1,934	7,993
Grade 4	450	14	4,594	304	374	378	1,729	7,843
Total farmland	51,946	60,690	34,475	23,245	20,489	43,126	17,439	251,410
Commercial and agricultural non-real estate
Grade 1	246,924	205,433	137,219	83,013	51,528	42,830	281,100	1,048,047
Grade 2	78,784	37,525	27,662	7,598	6,626	25,172	71,701	255,068
Grade 3	10,273	5,326	1,605	1,305	363	384	16,684	35,940
Grade 4	25,556	2,036	1,865	2,312	1,362	302	2,758	36,191
Total commercial and agricultural non-real estate	361,537	250,320	168,351	94,228	59,879	68,688	372,243	1,375,246
Consumer non-real estate
Grade 1	129,050	110,557	50,270	17,947	6,330	2,605	6,432	323,191
Grade 2	9,299	7,265	4,171	1,092	648	334	281	23,090
Grade 3	389	895	569	272	95	74	16	2,310
Grade 4	70	300	169	94	40	73	1	747
Total consumer non-real estate	138,808	119,017	55,179	19,405	7,113	3,086	6,730	349,338

Other loans
Grade 1	883,501	30,094	27,022	21,115	18,894	14,807	21,178	1,016,611
Grade 2	—	—	17	2,963	1,163	1,978	753	6,874
Grade 3	—	—	12	—	—	66	—	78
Grade 4	—	—	—	13	28	69	866	976
Total other loans	883,501	30,094	27,051	24,091	20,085	16,920	22,797	1,024,539
Pegasus Bank
Grade 1	77,749	71,121	38,632	29,364	13,934	42,795	85,867	359,462
Grade 2	19,119	32,094	4,321	20,939	3,942	7,285	76,104	163,804
Grade 3	—	—	—	—	—	1,331	—	1,331
Total Pegasus Bank	96,868	103,215	42,953	50,303	17,876	51,411	161,971	524,597
Total loans held for investment	$2,470,333	$1,241,465	$690,620	$465,014	$350,781	$673,255	$720,625	$6,612,093

Allowance for Credit Losses Methodology

On January 1, 2020, the Company adopted ASC 326, which replaces the incurred loss methodology for determining its provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as the CECL model. See Note (1) for additional information regarding the factors that influenced the Company’s current estimate of expected credit losses. Upon adoption, the allowance for credit losses was decreased by $3.2 million, with no impact to the consolidated statement of income. Subsequent to the adoption of ASC 326, the Company recorded a $57.7 million provision for credit losses for the first nine months of 2020 utilizing the newly adopted CECL methodology, a significant increase from the first nine months of 2019. The increase resulted primarily from the anticipated impact on our loan portfolio resulting from the economic outlook related to the COVID-19 pandemic and the decline in energy prices and to a lesser degree, loan growth during the first nine months of 2020. Prolonged low energy prices will not only have a direct impact on the energy portfolio; it will have an indirect effect on the economies of Oklahoma and the Dallas, Texas market, including higher unemployment, with a residual effect on land values and real estate prices.

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
	(Dollars in thousands)
Three Months Ended September 30, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$6,630	$—	$—	$(24)	$1	$(23)	$1,287	$7,894
Commercial real estate non-owner occupied	9,483	—	—	(87)	—	(87)	5,508	14,904
Construction and development < 60 months	1,755	—	—	—	3	3	(169)	1,589
Construction residential real estate < 60 months	2,259	—	—	(368)	—	(368)	769	2,660
Residential real estate first lien	8,553	—	—	(133)	5	(128)	1,839	10,264
Residential real estate all other	2,720	—	—	(84)	1	(83)	219	2,856
Farmland	2,511	—	—	(3)	—	(3)	1,902	4,410
Commercial and agricultural non-real estate	44,505	—	—	(594)	13	(581)	5,518	49,442
Consumer non-real estate	4,714	—	—	(195)	43	(152)	539	5,101
Other loans	2,513	—	—	(100)	8	(92)	800	3,221
Pegasus Bank	3,857	—	—	(600)	—	(600)	528	3,785
Total	$89,500	$—	$—	$(2,188)	$74	$(2,114)	$18,740	$106,126
Nine Months Ended September 30, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$5,625	$(2,806)	$432	$(137)	$2	$(135)	$4,778	$7,894
Commercial real estate non-owner occupied	8,358	(5,507)	—	(87)	—	(87)	12,140	14,904
Construction and development < 60 months	2,214	(1,056)	—	(59)	6	(53)	484	1,589
Construction residential real estate < 60 months	1,933	(778)	—	(397)	—	(397)	1,902	2,660
Residential real estate first lien	8,692	(3,831)	7	(351)	11	(340)	5,736	10,264
Residential real estate all other	2,767	(1,408)	—	(116)	29	(87)	1,584	2,856
Farmland	2,821	(1,408)	1	(3)	—	(3)	2,999	4,410
Commercial and agricultural non-real estate	15,345	11,849	62	(968)	96	(872)	23,058	49,442
Consumer non-real estate	3,252	(622)	—	(751)	157	(594)	3,065	5,101
Other loans	2,632	(116)	—	(100)	10	(90)	795	3,221
Pegasus Bank	599	2,488	—	(841)	424	(417)	1,115	3,785
Total	$54,238	$(3,195)	$502	$(3,810)	$735	$(3,075)	$57,656	$106,126

	Allowance for Credit Losses
	Balance at beginning of period	Charge- offs	Recoveries	Net charge-offs	Provision for credit losses on loans	Balance at end of period
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

Purchased Credit Deteriorated Loans

The Company has purchased loans, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The purchased credit deteriorated loans for the period are as follows:

Loans acquired with deteriorated credit quality
(Dollars in thousands)
For the period ended September 30, 2020
Purchase price of acquired loans	$860
Allowance for credit losses of acquired loans	460
Par value of acquired loans	$1,320

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
	(Dollars in thousands)
As of September 30, 2020
BancFirst
Real estate:
Commercial real estate owner occupied	$1,508	$—	$—	$—
Commercial real estate non-owner occupied	20,477	—	—	—
Construction and development < 60 months	14	—	—	—
Construction residential real estate < 60 months	—	—	—	—
Residential real estate first lien	1,279	—	—	—
Residential real estate all other	759	—	—	—
Farmland	3,814	—	—	—
Commercial and agricultural non-real estate	—	2,759	28,256	4,856
Consumer non-real estate	—	—	—	141
Other loans	—	12	—	—
Pegasus Bank	1,257	—	—	—
Total collateral-dependent loans held for investment	$29,108	$2,771	$28,256	$4,997

 Non-Cash Transfers from Loans and Premises and Equipment

Transfers from loans and premises and equipment to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow.

Transfers from loans and premises and equipment to other real estate owned and repossessed assets during the periods presented are summarized as follows:

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Other real estate owned	$3,458	$2,972
Repossessed assets	965	946
Total	$4,423	$3,918

(5)	INTANGIBLE ASSETS AND GOODWILL

The following is a summary of intangible assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
As of September 30, 2020
Core deposit intangibles	$35,561	$(16,366)	$19,195
Customer relationship intangibles	3,350	(2,631)	719
Total	$38,911	$(18,997)	$19,914
As of December 31, 2019
Core deposit intangibles	$35,856	$(14,131)	$21,725
Customer relationship intangibles	3,391	(2,508)	883
Total	$39,247	$(16,639)	$22,608

The following is a summary of goodwill by business segment:

				Other	Executive,
	Metropolitan	Community	Pegasus	Financial	Operations
	Banks	Banks	Bank	Services	& Support	Consolidated
	(Dollars in thousands)
Nine months ended September 30, 2020
Balance at beginning of period	$13,767	$59,894	$68,855	$5,464	$624	$148,604
Acquisitions	—	1,318	—	—	—	1,318
Balance at beginning and end of period	$13,767	$61,212	$68,855	$5,464	$624	$149,922

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

Rent expense for all operating leases, including those rented on a monthly or temporary basis totaled approximately $504,000 and $392,000 for the three months ended September 30, 2020 and September 30, 2019, respectively. Rent expense for all operating leases, including those rented on a monthly or temporary basis totaled approximately $1.4 million and $1.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

As of September 30, 2020, right of use lease asset included in accrued interest receivable and other assets on the balance sheet totaled $4.3 million, and a related lease liability included in accrued interest payable and other liabilities on the balance sheet totaled $4.2 million. There have been no significant changes in our expected future minimum lease payments since December 31, 2019. The future minimum lease payments are disclosed in Note (20) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, our operating leases have a weighted-average remaining lease term of 3.4 years and a weighted-average discount rate of 3.3 percent.

Maturity of Operating Lease Liabilities

September 30, 2020
(Dollars in thousands)
2020 (three months)	$325
2021	1,242
2022	1,002
2023	569
2024	345
Thereafter	1,165
Total lease payments	4,648
Less imputed Interest	(457)
Operating lease liability	$4,191

Lessor

The Company is a lessor of operating leases, which primarily consist of office space in buildings and parking lots. These assets are classified on the balance sheet as premises and equipment. The Company had operating lease revenue of $1.3 million and $1.6 million for the three months ended September 30, 2020 and September 30, 2019, respectively. The Company had operating lease revenue of $4.1 million and $4.7 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Lease revenue is included in occupancy, net on the consolidated statement of comprehensive income.

Future Minimum Lease Payments to be received

The Company does not have operating leases that extend beyond 2030. The following table presents the scheduled minimum future contractual rent to be received under the remaining non-cancelable term of the operating leases:

September 30, 2020
(Dollars in thousands)
2020 (three months)	$967
2021	3,290
2022	2,635
2023	2,240
2024	2,156
2025-2030	5,955
Total future minimum lease payments	$17,243

(7)	STOCK-BASED COMPENSATION

The Company has had a nonqualified incentive stock option plan (the “BancFirst ISOP”) since May 1986. At September 30, 2020, there were 321,500 shares available for future grants. The BancFirst ISOP will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning four years from the date of grant at the rate of 25% per year for four years. Options expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company has had the BancFirst Corporation Non-Employee Directors’ Stock Option Plan (the “BancFirst Directors’ Stock Option Plan”) since June 1999. Each non-employee director is granted an option for 10,000 shares. At September 30, 2020, there were 30,000 shares available for future grants. The BancFirst Directors’ Stock Option Plan will terminate on December 31, 2024, if not extended. The options vest and are exercisable beginning one year from the date of grant at the rate of 25% per year for four years, and expire no later than the end of fifteen years from the date of grant. The option price must be no less than 100% of the fair value of the stock relating to such option at the date of grant.

The Company currently uses newly issued shares for stock option exercises, but reserves the right to use shares purchased under the Company’s Stock Repurchase Program (the “SRP”) in the future.

The following table is a summary of the activity under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

			Wgtd. Avg.
		Wgtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
	(Dollars in thousands, except option data)
Nine Months Ended September 30, 2020
Outstanding at December 31, 2019	1,257,730	$32.70
Options granted	170,000	48.92
Options exercised	(42,900)	19.27
Options canceled, forfeited, or expired	(139,000)	51.75
Outstanding at September 30, 2020	1,245,830	33.25	8.74 Yrs	$9,459
Exercisable at September 30, 2020	699,080	24.72	7.05 Yrs	$11,267

The following table has additional information regarding options exercised under both the BancFirst ISOP and the BancFirst Directors’ Stock Option Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Total intrinsic value of options exercised	$414	$87	$1,140	$991
Cash received from options exercised	323	99	827	710
Tax benefit realized from options exercised	105	22	290	252

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and is based on certain assumptions including risk-free rate of return, dividend yield, stock price volatility and the expected term.  The fair value of each option is expensed over its vesting period.

The following table is a summary of the Company’s recorded stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Stock-based compensation expense	$433	$347	$1,265	$888
Tax benefit	110	88	322	226
Stock-based compensation expense, net of tax	$323	$259	$943	$662

The Company will continue to amortize the unearned stock-based compensation expense over the remaining vesting period of approximately seven years.  The following table shows the unearned stock-based compensation expense:

September 30, 2020
(Dollars in thousands)
Unearned stock-based compensation expense	$3,961

The following table shows the assumptions used for computing stock-based compensation expense under the fair value method on options granted during the periods presented:

	Nine Months Ended September 30,
	2020	2019
Weighted average grant-date fair value per share of options granted	$11.70	$13.31
Risk-free interest rate	0.64 to 1.13%	1.55 to 2.76%
Dividend yield	2.00%	2.00%
Stock price volatility	22.84 to 35.94%	22.93 to 23.63%
Expected term	10 Yrs	10 Yrs

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

The Company has had the BancFirst Corporation Directors’ Deferred Stock Compensation Plan (the “BancFirst Deferred Stock Compensation Plan”) since May 1999. As of September 30, 2020, there are 24,982 shares available for future issuance under the BancFirst Deferred Stock Compensation Plan. The BancFirst Deferred Stock Compensation Plan will terminate on December 31, 2024, if not extended. Under the plan, directors and members of the community advisory boards of the Company and its subsidiaries may defer up to 100% of their board fees. They are credited for each deferral with a number of stock units based on the current market price of the Company’s stock, which accumulate in an account until such time as the director or community board member terminates serving as a board member. Shares of common stock of the Company are then distributed to the terminating director or community board member based upon the number of stock units accumulated in his or her account. There were 1,307 and 9,542 shares of common stock distributed from the BancFirst Deferred Stock Compensation Plan during the nine months ended September 30, 2020 and September 30, 2019, respectively.

A summary of the accumulated stock units is as follows:

	September 30,	December 31,
	2020	2019
Accumulated stock units	152,150	143,362
Average price	$28.13	$27.17

(8)	STOCKHOLDERS’ EQUITY

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

The Company, BancFirst and Pegasus Bank are subject to risk-based capital guidelines issued by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”). These guidelines are used to evaluate capital adequacy and involve both quantitative and qualitative evaluations of the Company’s, BancFirst’s and Pegasus Bank’s assets, liabilities and certain off-balance-sheet items calculated under regulatory practices. Failure to meet the minimum capital requirements can initiate certain mandatory or discretionary actions by the regulatory agencies that could have a direct material effect on the Company’s financial statements. Management believes that as of September 30, 2020, the Company, BancFirst and Pegasus Bank met all capital adequacy requirements to which they are subject. The actual and required capital amounts and ratios are shown in the following table:

			Required				To Be Well
			For Capital		With		Capitalized Under
			Adequacy		Capital Conservation		Prompt Corrective
	Actual		Purposes		Buffer		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2020:
Total Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$971,248	15.23%	$510,168	8.00%	$669,595	10.50%	N/A	N/A
BancFirst	878,442	15.10%	465,403	8.00%	610,841	10.50%	$581,754	10.00%
Pegasus Bank	68,927	12.52%	44,046	8.00%	57,811	10.50%	55,058	10.00%
Common Equity Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$865,208	13.57%	$286,969	4.50%	$446,397	7.00%	N/A	N/A
BancFirst	785,357	13.50%	261,789	4.50%	407,227	7.00%	$378,140	6.50%
Pegasus Bank	64,861	11.78%	24,776	4.50%	38,541	7.00%	35,788	6.50%
Tier 1 Capital
(to Risk Weighted Assets)-
BancFirst Corporation	$891,208	13.98%	$382,626	6.00%	$542,053	8.50%	N/A	N/A
BancFirst	805,357	13.84%	349,052	6.00%	494,491	8.50%	$465,403	8.00%
Pegasus Bank	64,861	11.78%	33,035	6.00%	46,799	8.50%	44,046	8.00%
Tier 1 Capital
(to Total Assets)-
BancFirst Corporation	$891,208	9.43%	$377,862	4.00%	N/A	N/A	N/A	N/A
BancFirst	805,357	9.28%	347,274	4.00%	N/A	N/A	$434,092	5.00%
Pegasus Bank	64,861	8.65%	30,003	4.00%	N/A	N/A	37,504	5.00%

As of September 30, 2020, the most recent notification from the Federal Reserve Bank of Kansas City and the FDIC categorized BancFirst and Pegasus Bank as “well capitalized” under the prompt corrective action provisions. The Common Equity Tier 1 Capital of the Company, BancFirst and Pegasus Bank includes common stock and related paid-in capital and retained earnings. In connection with the adoption of the Basel III Capital Rules, the election was made to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1 Capital. Common Equity Tier 1 Capital for the Company, BancFirst and Pegasus Bank is reduced by goodwill and other intangible assets, net of associated deferred tax liabilities. The Company’s trust preferred securities have continued to be included in Tier 1 capital, as the Company’s total assets do not exceed $15 billion. There are no conditions or events since the most recent notification of BancFirst and Pegasus Bank’s capital category that management believes would materially change its category under capital requirements existing as of the report date.

In April 2020, the Company began originating loans to qualified small businesses under the PPP administered by the SBA. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the Paycheck Protection Program Lending Facility (the “PPP Facility”) and clarify that PPP loans have a zero percent risk weight under applicable risk-based capital rules. Specifically, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility are included. The PPP loans the Company originated in the second quarter of 2020 are included in the calculation of the Company’s leverage ratio as of September 30, 2020 as the Company did not utilize the PPP Facility for funding purposes.

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

(9)	NET INCOME PER COMMON SHARE

Basic and diluted net income per common share are calculated as follows:

	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(Dollars in thousands, except per share data)
Three Months Ended September 30, 2020
Basic
Income available to common stockholders	$20,890	32,668,789	$0.64
Dilutive effect of stock options	—	500,149
Diluted
Income available to common stockholders plus assumed exercises of stock options	$20,890	33,168,938	$0.63
Three Months Ended September 30, 2019
Basic
Income available to common stockholders	$33,368	32,641,902	$1.02
Dilutive effect of stock options	—	685,311
Diluted
Income available to common stockholders plus assumed exercises of stock options	$33,368	33,327,213	$1.00
Nine Months Ended September 30, 2020
Basic
Income available to common stockholders	$64,228	32,666,554	$1.97
Dilutive effect of stock options	—	523,740
Diluted
Income available to common stockholders plus assumed exercises of stock options	$64,228	33,190,294	$1.94
Nine Months Ended September 30, 2019
Basic
Income available to common stockholders	$99,372	32,627,924	$3.04
Dilutive effect of stock options	—	686,374
Diluted
Income available to common stockholders plus assumed exercises of stock options	$99,372	33,314,298	$2.98

The following table shows the number and average exercise price of options that were excluded from the computation of diluted net income per common share for each period because the options were anti-dilutive for the period:

Shares
Three Months Ended September 30, 2020	377,071
Three Months Ended September 30, 2019	164,696
Nine Months Ended September 30, 2020	408,867
Nine Months Ended September 30, 2019	174,489

(10)	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of the periods presented, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
	(Dollars in thousands)
September 30, 2020
Securities available for sale:
U.S. Treasury	$511,693	$—	$—	$511,693
U.S. federal agencies	—	20,789	—	20,789
Mortgage-backed securities	—	16,138	—	16,138
States and political subdivisions	—	32,120	516	32,636
Asset backed securities	—	—	12,714	12,714

December 31, 2019
Securities available for sale:
U.S. Treasury	$414,449	$—	$—	$414,449
U.S. federal agencies	—	23,024	—	23,024
Mortgage-backed securities	—	17,005	—	17,005
States and political subdivisions	—	22,531	—	22,531
Asset backed securities	—	—	12,714	12,714

The changes in Level 3 assets measured at estimated fair value on a recurring basis during the periods presented were as follows:

	Nine Months Ended September 30,	Twelve Months Ended December 31,
	2020	2019
	(Dollars in thousands)
Balance at the beginning of the year	$12,714	$13,443
Transfers from level 2	1,643	—
Settlements	(1,117)	(695)
Total unrealized gains/(losses)	(10)	(34)
Balance at the end of the period	$13,230	$12,714

The Company’s policy is to recognize transfers in and transfers out of Levels 1, 2 and 3 as of the end of the reporting period. During the nine months ended September 30, 2020, the Company transferred securities from Level 2 to Level 3 due to a review of the pricing models that determined some state and political subdivisions bonds to be Level 3. During the twelve months ended December 31, 2019, the Company did not transfer any securities between levels in the fair value hierarchy.

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

Total Fair Value
Level 3
(Dollars in thousands)
As of and for the Year-to-date Period Ended September 30, 2020
Equity securities	$9,755
Collateral dependent loans	38,625
Repossessed assets	186
Other real estate owned	3,924
As of and for the Year-to-date Period Ended December 31, 2019
Equity securities	$10,121
Collateral dependent loans	45,687
Repossessed assets	465
Other real estate owned	3,024

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

Loans Held For Sale

The Company originates mortgage loans to be sold.  At the time of origination, the acquiring bank has already been determined and the terms of the loan, including interest rate, have already been set by the acquiring bank, allowing the Company to originate the loan at fair value. Mortgage loans are generally sold within 30 days of origination. The Company has an agreement to sell approximately $21.5 million of its loans in Hugo, OK to AmeriState Bank. These loans are included in Loans held for sale. Loans held for sale are valued using Level 2 inputs.  Gains or losses recognized upon the sale of the loans are determined on a specific identification basis.

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

The estimated fair values of the Company’s financial instruments that are reported at amortized cost in the Company’s consolidated balance sheets, segregated by the level of valuation inputs within the fair value hierarchy utilized to measure fair value, are as follows:

	September 30,		December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
FINANCIAL ASSETS
Level 2 inputs:
Cash and cash equivalents	$1,835,524	$1,835,524	$1,868,281	$1,868,281
Federal funds sold	—	—	1,000	1,000
Securities held for investment	66	69	1,403	1,403
Loans held for sale	48,601	48,601	11,001	11,001
Level 3 inputs:
Securities held for investment	2,905	2,942	500	500
Loans, net of allowance for credit losses	6,505,967	6,560,188	5,607,905	5,625,005
FINANCIAL LIABILITIES
Level 2 inputs:
Deposits	8,495,891	8,512,546	7,483,635	7,497,429
Short-term borrowings	300	300	1,100	1,100
Junior subordinated debentures	26,804	30,771	26,804	29,324
OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
Loan commitments		3,091		2,832
Letters of credit		518		485

Non-financial Assets and Non-financial Liabilities Measured at Fair Value

The Company has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis include intangible assets and other non-financial long-lived assets measured at fair value and adjusted for impairment. These items are evaluated at least annually for impairment. The overall levels of non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis were not considered to be significant to the Company at September 30, 2020 or December 31, 2019.

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

The results of operations and selected financial information for the five business units are as follows:

	Metropolitan Banks	Community Banks	Pegasus Bank	Other Financial Services	Executive, Operations & Support	Eliminations	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2020
Net interest income	$20,476	$43,369	$5,078	$6,816	$(104)	$217	$75,852
Noninterest income	4,735	15,149	379	10,882	25,969	(22,539)	34,575
Income before taxes	6,669	18,257	1,429	3,819	17,158	(21,728)	25,604

Three Months Ended September 30, 2019
Net interest income	$21,955	$44,707	$2,954	$1,654	$1,017	$—	$72,287
Noninterest income	4,862	16,823	109	10,916	39,640	(36,723)	35,627
Income before taxes	15,670	29,710	1,404	6,239	25,882	(35,940)	42,965

Nine Months Ended September 30, 2020
Net interest income	$64,970	$131,784	$15,662	$14,304	$196	$217	$227,133
Noninterest income	14,006	44,843	631	31,100	79,226	(68,004)	101,802
Income before taxes	20,695	58,225	4,372	17,364	44,793	(66,289)	79,160

Nine Months Ended September 30, 2019
Net interest income	$64,746	$132,889	$2,954	$4,236	$3,157	$—	$207,982
Noninterest income	13,706	47,951	109	30,894	113,078	(104,033)	101,705
Income before taxes	45,905	87,796	1,404	16,310	78,495	(102,103)	127,807

Total Assets:
September 30, 2020	$2,952,325	$5,718,312	$761,505	$809,354	$487,192	$(1,109,820)	$9,618,868
December 31, 2019	2,806,021	4,998,247	738,351	102,442	950,920	(1,030,223)	8,565,758

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2020 and December 31, 2019 and results of operations for the three and nine months ended September 30, 2020 should be read in conjunction with our consolidated financial statements and notes to the financial statements for the year ended December 31, 2019, and the other information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Certain risks, uncertainties and other factors, including those set forth under "Risk Factors" in Part I, Item 1A of the 2019 Form 10-K, and "Item 1A, Risk Factors" in this Quarterly Report on Form 10-Q, may cause actual results to differ materially from the results discussed in the forward-looking statements appearing in this discussion and analysis.

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

The Company is closely monitoring its loan portfolio for effects related to COVID-19. The decline in economic activity as a result of the pandemic has caused a sharp decline in crude oil prices since February 2020. This decline has negatively impacted the oil and gas industry and the overall economies of our Oklahoma and Dallas, Texas markets and is expected to cause further worsening conditions of energy companies, oilfield services companies, related businesses and overall economic activities in the Company’s primary markets. Prolonged or heightened pricing pressure on oil and gas could lead to increased credit stress in the Company’s energy portfolio, increased losses associated with that portfolio and weaker demand for energy lending, lower borrowing needs, negative impact on construction and real estate related to energy, and a number of other potential impacts that are difficult to isolate or quantify.

If the negative impacts due to COVID-19 continue coupled with low energy prices, it is possible that the Company’s goodwill could become impaired in future periods.

SUMMARY

BancFirst Corporation’s net income for the third quarter of 2020 was $20.9 million, compared to $33.4 million for the third quarter of 2019. Diluted net income per common share was $0.63 and $1.00 for the third quarter of 2020 and 2019, respectively. The results for the third quarter of 2020 were negatively impacted by a higher provision for credit losses. The third quarter of 2020 includes the net income of Pegasus Bank in Dallas, Texas, which was acquired on August 15, 2019, and the income and expenses associated with the purchase of certain assets and assumption of certain liabilities on March 5, 2020, from The Citizens State Bank of Okemah.

Net income was $64.2 million, or $1.94 diluted earnings per share, for the nine months ended September 30, 2020, compared to net income of $99.4 million, or $2.98 diluted earnings per share, for the nine months ended September 30, 2019.

The Company’s net interest income for the third quarter of 2020 increased to $75.9 million, compared to $72.3 million for the third quarter of 2019. The net interest margin for the quarter was 3.40%, compared to 3.89% a year ago. The Company’s provision for credit losses for the third quarter of 2020 was $18.7 million, compared to $2.8 million a year ago. The increase in the provision related to reserve build up for expected credit losses stemming from the COVID-19 pandemic and low energy prices. The Company had net charge-offs 0.03% of average loans, compared to 0.04% of average loans for the third quarter of 2019. Noninterest income for the quarter totaled $34.6 million, compared to $35.6 million last year. The decrease in noninterest income is primarily due to a decrease in deposit charges resulting from lower economic activity. Noninterest expense for the quarter totaled $66.1 million, compared to $62.2 million last year. The increase in noninterest expenses was primarily due to salary increases in 2020 related to annual merit increases and the acquisition of Pegasus Bank. The Company’s effective tax rate was 18.4% compared to 22.3% for the third quarter of 2019.

At September 30, 2020, the Company’s total assets were $9.6 billion, an increase of $1.1 billion from December 31, 2019. Debt securities of $596.9 million were up $105.3 million from December 31, 2019. Loans totaled $6.7 billion, an increase of $987.6 million from December 31, 2019. Deposits totaled $8.5 billion, an increase of $1.0 billion from the December 31, 2019 total. The increase in assets, loans and deposits were primarily related to the Paycheck Protection Program (PPP) and other government stimulus. At September 30, 2020, the Company had PPP loans held for investment of $830.3 million, net of unamortized processing fees of $22.5 million, and approximately $1.4 million in PPP loans held for sale. The Company’s total stockholders’ equity was $1.0 billion, an increase of $38.8 million over December 31, 2019.

Nonaccrual loans represent 1.24% of total loans at September 30, 2020, up from 0.32% at year-end 2019. The allowance to total loans was 1.59% up from 0.96% at year-end 2019. The allowance to nonaccrual loans was 128.82% compared to 301.91% at year-end 2019.

The Company’s principal subsidiary bank, BancFirst, has entered into an agreement to sell approximately $21.5 million in loans and $38.0 million in deposits from its Hugo, Oklahoma branch to AmeriState Bank in Atoka, Oklahoma. The transaction is scheduled to be completed during the first quarter of 2021 and is subject to regulatory approval.

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

RESULTS OF OPERATIONS

Selected income statement data and other selected data for the comparable periods were as follows:

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income Statement Data
Net interest income	$75,852	$72,287	$227,133	$207,982
Provision for credit losses	18,740	2,758	57,656	6,875
Securities transactions	—	—	(545)	821
Total noninterest income	34,575	35,627	101,802	101,705
Salaries and employee benefits	41,995	40,354	123,977	112,649
Total noninterest expense	66,083	62,191	192,119	175,005
Net income	20,890	33,368	64,228	99,372
Per Common Share Data
Net income – basic	$0.64	$1.02	$1.97	$3.04
Net income – diluted	0.63	1.00	1.94	2.98
Cash dividends	0.34	0.32	0.98	0.92
Performance Data
Return on average assets	0.86%	1.65%	0.93%	1.71%
Return on average stockholders’ equity	7.89	13.80	8.24	14.14
Cash dividend payout ratio	53.13	31.37	49.75	30.26
Net interest spread	3.27	3.34	3.36	3.30
Net interest margin	3.40	3.89	3.58	3.88
Efficiency ratio	59.84	57.63	58.41	56.51
Net charge-offs to average loans	0.03	0.04	0.05	0.05

Net Interest Income

For the three months ended September 30, 2020, net interest income, which is the Company’s principal source of operating revenue, increased $3.6 million or 4.9% compared to the three months ended September 30, 2019. Net interest income increased due to loan growth, PPP fee income and the drop in interest rates on deposits. Net interest margin is the ratio of taxable-equivalent net interest income to average earning assets for the period. As shown in the preceding table, the Company’s net interest margin for the third quarter of 2020 decreased compared to the third quarter of 2019, primarily due to the lower average rates on federal funds and securities during the quarter.

Net interest income for the nine months ended September 30, 2020 increased $19.2 million or 9.2% compared to the nine months ended September 30, 2019. Net interest income increased due to loan growth, PPP fee income and the drop in interest rates on deposits. As shown in the preceding table, the Company’s net interest margin for the nine months ended September 30, 2020 decreased compared to the nine months ended September 30, 2019, primarily due to the lower average rates on federal funds and securities during the quarter.

The Company’s net interest income and net interest margin have been, and the Company currently expects them to continue to be, impacted by the decreases in market interest rates and the expectation that interest rates will remain at these low levels for some period of time in light of the on-going economic disruption arising from the COVID-19 pandemic.

Provision for Credit Losses

The Company’s provision for credit losses for the third quarter of 2020 was $18.7 million compared to $2.8 million a year ago. The increase in the provision was related to reserve build up for expected credit losses stemming from the COVID-19 pandemic and low energy prices. The Company’s provision this quarter is based on the Company’s quarterly evaluation of the continued uncertainty and lack of clarity of the timing of an end to the COVID-19 pandemic, as well as the magnitude of the government’s stimulus response to it. To the extent the amount of time the economy remains adversely affected is more extended than the Company’s current projection, the Company expects to see a continuation of higher than normal provision in future periods. The Company establishes an allowance as an estimate of the expected credit losses in the loan portfolio at the balance sheet date. Management believes the allowance for credit losses is appropriate based upon management’s best estimate of expected losses within the existing loan portfolio. Should any of the factors considered by management in evaluating the appropriate level of the allowance for credit losses change, the Company’s estimate of expected credit losses could also change, which could affect the amount of future provisions for credit losses. Net loan charge-offs were $2.1 million for the third quarter of 2020, compared to net loan charge-offs of $1.9 million for the third quarter of 2019. The rate of net charge-offs to average total loans, as presented in the preceding table, continues to be at a low level.

For the nine months ended September 30, 2020, the Company’s provision for credit losses was $57.7 million compared to $6.9 million for the nine months ended September 30, 2019. Net loan charge-offs were $3.1 million, compared to $2.3 million for the same period of the prior year.

Noninterest Income

Noninterest income, as presented in the preceding table, decreased by $1.1 million for third quarter of 2020 compared to the third quarter of 2019. The decrease in noninterest income is primarily due to a decrease in deposit service charges resulting from lower economic activity and government stimulus. Noninterest income included non-sufficient funds fees totaling $6.4 million and $8.8 million for the three month periods ended September 30, 2020 and 2019, respectively. This represents 18.6% and 24.6% of the Company’s noninterest income for the three month periods ended September 30, 2020 and 2019, respectively. In addition, the Company had fees from debit card usage totaling $9.7 million and $8.7 million during the three month periods ended September 30, 2020 and 2019, respectively. This represents 27.9% and 24.3% of the Company’s noninterest income for the three month periods ended September 30, 2020 and 2019, respectively.

Noninterest income for the nine months ended September 30, 2020 totaled $101.8 million compared to $101.7 million for the nine months ended September 30, 2019. The increase in noninterest income was primarily due to growth in debit card usage fees, partially offset by decreased service charges on deposits and equity security losses.  Noninterest income included fees from debit card usage totaling $27.0 million and $25.1 million during the nine months ended September 30, 2020 and 2019, respectively. This represents 26.5% and 24.6% of the Company’s noninterest income for the nine month periods ended September 30, 2020 and 2019, respectively. In addition, the Company had non-sufficient fund fees totaling $19.7 million and $24.5 million during the nine months ended September 30, 2020 and 2019, respectively. This represents 19.3% and 24.1% of the Company’s noninterest income for the nine month periods ended September 30, 2020 and 2019, respectively.

The Durbin Amendment is a provision in the larger Dodd-Frank Act that gave the Federal Reserve the authority to establish rates on debit card transactions. The Durbin Amendments’ intent is to control debit card interchange fees and restrict anti-competitive practices. The law applies to banks with over $10 billion in assets and limits these banks on what they charge for debit card interchange fees. Prior to the COVID-19 pandemic, there was little or no likelihood that the Company would surpass $10 billion in total assets for several years. However, with the CARES Act, including PPP loans, stimulus payments to households, and artificially high household savings rates, our deposits and assets have grown dramatically beyond reasonably foreseeable levels. To the extent the COVID-19 pandemic continues and the government response to it continues on the same or similar basis, the Company has an increasingly heightened possibility of exceeding $10 billion in total assets at December 31, 2020. Pursuant to the Durbin Amendment of the Dodd-Frank Act, this would trigger an approximate loss of income from debit card interchange fees between $16 and $18 million in subsequent years. The Company is developing strategies to avoid exceeding $10 billion in assets and the loss of interchange income, but the success of these strategies is uncertain.

Noninterest Expense

Noninterest expense as presented in the preceding table, increased by $3.9 million for third quarter of 2020 compared to the third quarter of 2019. The increase in noninterest expenses was primarily due to salary increases in 2020 related to annual merit increases and noninterest expenses of Pegasus Bank.

For the nine months ended September 30, 2020, noninterest expense increased by $17.1 million compared to the nine months ended September 30, 2019. The increase in noninterest expenses was primarily due to salary increases in 2020 related to annual merit increases, pandemic related salary expenses, noninterest expenses of Pegasus Bank and acquisition expenses related to the purchase of assets from Citizens, which were partially offset by $2.3 million in net gains on sales of property carried in other real estate owned.

Income Taxes

The Company’s effective tax rate on income before taxes was 18.4% for the third quarter of 2020, compared to 22.3% for the third quarter of 2019. The decrease in the effective tax rate for the third quarter of 2020 was due to a greater effect of tax credits resulting from lower income.

The Company’s effective tax rate on income before taxes was 18.9% for the first nine months of 2020, compared to 22.3% for the first nine months of 2019.  The decrease in the effective tax rate for the first nine months of 2020 was due to a greater effect of tax credits resulting from lower income.

FINANCIAL POSITION

BANCFIRST CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
Balance Sheet Data
Total assets	$9,618,868	$8,565,758
Total loans (net of unearned interest)	6,660,694	5,673,144
Allowance for credit losses	106,126	54,238
Debt securities	596,941	491,626
Deposits	8,495,891	7,483,635
Stockholders' equity	1,043,752	1,004,989
Book value per share	31.94	30.74
Tangible book value per share (non-GAAP)(1)	26.74	25.50
Balance Sheet Ratios
Average loans to deposits (year-to-date)	78.73%	76.06%
Average earning assets to total assets (year-to-date)	91.92	92.13
Average stockholders’ equity to average assets (year-to-date)	11.26	12.06
Asset Quality Data
Loans past due 90 days and still accruing	$6,412	$11,834
Nonaccrual loans (5)	82,385	17,965
Restructured loans	2,837	18,010
Total nonperforming and restructured loans	91,634	47,809
Other real estate owned and repossessed assets	4,939	6,073
Total nonperforming and restructured assets	96,573	53,882
Nonaccrual loans to total loans	1.24%	0.32%
Nonaccrual loans to total Non-PPP loans (non-GAAP)(3)	1.41	0.32
Nonperforming and restructured loans to total loans	1.38	0.84
Nonperforming and restructured loans to total Non-PPP loans (non-GAAP)(3)	1.57	0.84
Nonperforming and restructured assets to total assets	1.00	0.63
Allowance for credit losses to total loans	1.59	0.96
Allowance for credit losses to total Non-PPP loans (non-GAAP)(3)	1.82	0.96
Allowance for credit losses to nonaccrual loans	128.82	301.91
Reconciliation of Tangible Book Value per Common Share (non-GAAP)(2)
Stockholders' equity	$1,043,752	$1,004,989
Less goodwill	149,922	148,604
Less intangible assets, net	19,914	22,608
Tangible stockholders' equity (non-GAAP)	$873,916	$833,777
Common shares outstanding	32,679,191	32,694,268
Tangible book value per share (non-GAAP)	$26.74	$25.50
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

Reconciliation of Non-PPP loan ratios (non-GAAP)(4)
Total Loans (net of unearned interest)	$6,660,694	$5,673,144
Less total PPP loans	831,703	—
Total Non-PPP loans (non-GAAP)	$5,828,991	$5,673,144
Nonaccrual loans (5)	$82,385	$17,965
Nonaccrual loans to total Non-PPP loans (non-GAAP)	1.41%	0.32%
Total nonperforming and restructured loans	$91,634	$47,809
Nonperforming and restructured loans to total Non-PPP loans (non-GAAP)	1.57%	0.84%
Allowance for credit losses	$106,126	$54,238
Allowance for credit losses to total Non-PPP loans (non-GAAP)	1.82%	0.96%
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

(5) Approximately $8.4 million of nonaccrual loans are guaranteed by government agencies.

Cash and Interest-Bearing Deposits with Banks

The aggregate of cash and due from banks and interest-bearing deposits with banks decreased by $32.8 million or 1.8% to $1.8 billion, from December 31, 2019 to September 30, 2020. As shown on the Company’s cash flow statement, the primary use of cash was due to the increase in loans.

Securities

At September 30, 2020, total debt securities increased $105.3 million, or 21.4% compared to December 31, 2019. The size of the Company’s securities portfolio is determined by the Company’s liquidity and asset/liability management. The net unrealized gain on securities available for sale, before taxes, was $11.7 million at September 30, 2020, compared to a net unrealized gain of $4.6 million at December 31, 2019. These unrealized gains are included in the Company’s stockholders’ equity as accumulated other comprehensive income, net of income tax, in the amounts of a gain of $8.7 million at September 30, 2020 and a gain of $3.5 million at December 31, 2019. The net unrealized gains increased in 2020 due to the Federal Reserve decreasing interest rates to near zero in March 2020 because of the economic effects of the COVID-19 pandemic. As the effects on the economy due to the COVID-19 pandemic became more apparent late in the first quarter, monetary flows were directed to high quality fixed income instruments such as short-term Treasury securities. Over the nine-month period, the yield on the three-year Treasury note decreased 146 basis points with a corresponding increase in valuations.

Loans (Including Acquired Loans)

At September 30, 2020, loans totaled $6.7 billion, an increase of $987.6 million from December 31, 2019. The increase in loans was primarily related to the PPP, internal growth and the purchase of loans from Citizens. At September 30, 2020, the balance of total PPP loans was $831.7 million, net of unamortized processing fees of $22.5 million. Prolonged low energy prices will not only have a direct impact on the energy portfolio; it will have an indirect effect on the economies of Oklahoma and the Dallas, Texas market, including higher unemployment, with a residual effect on land values and real estate prices. At September 30, 2020, the Company had the following exposures to industries adversely impacted by the COVID-19 pandemic: energy $456.9 million, medical $154.7 million, hotels/motels $128.4 million and restaurants $83.8 million. In total, these industries represented approximately 13% of the loan portfolio.

In addition, due to the impacts of the COVID-19 pandemic, the Company has approximately $104.5 million in modified loans, most of which are secured by commercial real estate, as of September 30, 2020. These modifications were undertaken in response to Section 4013 of the CARES Act and the regulatory intent outlined in the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus and to provide businesses financial flexibility until the economy has time to recover to a more normal level of activity.  However, these modifications, which typically involve payment modifications and forbearance, also have the effect of delaying recognition of loans that may ultimately be permanently impaired. Consequently, it is reasonable to expect that when temporary regulatory accounting relief and payment modifications cease, there could be a marked increase in credit deteriorated and restructured loans. The timing and extent of such consequences are impossible to ascertain at this time and are dependent on the duration of the COVID-19 pandemic, the level and success of the government’s economic stimulus, and further regulatory guidance.

Allowance for Credit Losses/Fair Value Adjustments on Acquired Loans

On January 1, 2020, the Company adopted ASC 326, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL. As a result, the Company recorded a decrease to the allowance for credit losses of $3.2 million at January 1, 2020. At September 30, 2020, the allowance for credit losses to total loans represented 1.59% of total loans, compared to 0.96% at December 31, 2019.  The increase in the allowance for credit losses related to reserve build up for expected credit losses stemming from the COVID-19 pandemic and low energy prices.

The fair value adjustment on acquired loans consists of an interest rate component to adjust the effective rates on the loans to market rates and a credit component to adjust for estimated credit exposures in the acquired loans. The interest rate component was $846,000 at September 30, 2020 and $1.7 million at December 31, 2019. The credit component of the adjustment was $2.8 million at September 30, 2020 and $6.8 million at December 31, 2019. These fair value adjustments will be accreted to income over the remaining life of the loans.

Nonaccrual and Restructured Loans

Nonaccrual loans totaled $82.4 million at September 30, 2020, compared to $18.0 million at the end of 2019. The increase in nonaccrual loans was due to further deterioration of the financial condition of commercial loans. The Company’s nonaccrual loans are primarily commercial and real estate loans. Nonaccrual loans negatively impact the Company’s net interest margin. A loan is placed on nonaccrual status when, in the opinion of management, the future collectability of interest or principal or both is in serious doubt. Interest income is recognized on certain of these loans on a cash basis if the full collection of the remaining principal balance is reasonably expected. Otherwise, interest income is not recognized until the principal balance is fully collected. Had nonaccrual loans performed in accordance with their original contractual terms, the Company would have recognized additional interest income of approximately $2.1 million for the nine months ended September 30, 2020 and $1.4 million for the nine months ended September 30, 2019. Only a small amount of this interest is expected to be ultimately collected.

Troubled debt restructured loans totaled $2.8 million at September 30, 2020, compared to $18.0 million at the end of 2019. The decrease in troubled debt restructurings was due primarily to a review of troubled debt restructurings during the period and the related performance of the borrowers. The Company charges interest on principal balances outstanding during deferral periods. As a result, the current and future financial effects of the recorded balance of loans considered to be troubled debt restructurings whose terms were modified during the period were not considered to be material.

Other real estate owned and repossessed assets totaled $4.9 million at September 30, 2020, compared to $6.1 million at December 31, 2019. Other real estate owned and repossessed assets decreased during 2020 primarily due to the sale of one property.

Potential problem loans are performing loans to borrowers with a weakened financial condition, or which are experiencing unfavorable trends in their financial condition, which causes management to have concerns as to the ability of such borrowers to comply with the existing repayment terms. The Company had approximately $9.6 million of these loans at September 30, 2020, compared to $13.7 million at December 31, 2019. Potential problem loans are not included in nonperforming and restructured loans.  In general, these loans are adequately collateralized and have no specific identifiable loss. Loans which are considered to have identifiable loss potential are placed on nonaccrual status, are allocated a specific allowance for loss or are directly charged-down, and are reported as nonperforming.

Liquidity and Funding

Deposits

At September 30, 2020, deposits totaled $8.5 billion, an increase of $1.0 billion or 13.5% from the December 31, 2019 total. The increase in deposits was primarily related to deposits of proceeds from the PPP and inflow of existing customer deposits. The Company’s core deposits provide it with a stable, low-cost funding source. The Company’s core deposits as a percentage of total deposits were 98.2% at September 30, 2020 and 98.4% at December 31, 2019.  Noninterest-bearing deposits to total deposits were 44.3% at September 30, 2020, compared to 39.5% at December 31, 2019.

Short-Term Borrowings

Short-term borrowings, consisting primarily of federal funds purchased and repurchase agreements are another source of funds for the Company. The level of these borrowings is determined by various factors, including customer demand and the Company’s ability to earn a favorable spread on the funds obtained. Short-term borrowings were $300,000 at September 30, 2020, compared to $1.1 million at December 31, 2019.

Long-Term Borrowings

The Company has a line of credit from the Federal Home Loan Bank (“FHLB”) of Topeka, Kansas to use for liquidity or to match-fund certain long-term fixed-rate loans. The Company’s assets, including residential first mortgages of $836.6 million, are pledged as collateral for the borrowings under the line of credit. As of September 30, 2020 and December 31, 2019, the Company had no advances outstanding under the line of credit from FHLB. In addition, the Company had a revolving line of credit with another financial institution with the ability to draw up to $10.0 million with no advances outstanding. This line of credit had a variable rate based on prime rate minus 25 basis points and matured in the third quarter of 2020.

There have not been any other material changes from the liquidity and funding discussion included in Management’s Discussion and Analysis in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Capital Resources

Stockholders’ equity totaled $1.0 billion at both September 30, 2020 and December 31, 2019. In addition to net income of $64.2 million, other changes in stockholders’ equity during the nine months ended September 30, 2020 included $858,000 related to common stock issuances, $1.3 million related to stock-based compensation, $2.3 million change in accounting principle related to CECL and a $5.3 million increase in other comprehensive income, that were partially offset by $32.0 million in dividends and $3.1 million in common stock repurchases. The Company’s leverage ratio and total risk-based capital ratios at September 30, 2020, were well in excess of the regulatory requirements.

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

BANCFIRST CORPORATION

CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS

(Unaudited)

Taxable Equivalent Basis

(Dollars in thousands)

	Three Months Ended September 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$6,671,344	$76,744	4.56%	$5,376,278	$75,446	5.57%
Securities – taxable	591,933	2,032	1.36	427,152	2,361	2.19
Securities – tax exempt	33,785	166	1.95	17,399	130	2.96
Federal funds sold and interest-bearing deposits with banks	1,567,437	422	0.11	1,577,446	8,705	2.19
Total earning assets	8,864,499	79,364	3.55	7,398,275	86,642	4.65
Nonearning assets:
Cash and due from banks	241,160			178,862
Interest receivable and other assets	619,570			500,067
Allowance for credit losses	(88,823)			(56,056)
Total nonearning assets	771,907			622,873
Total assets	$9,636,406			$8,021,148
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$678,447	$125	0.07%	$737,162	$646	0.35%
Savings deposits	3,393,158	890	0.10	2,835,855	10,127	1.42
Time deposits	699,074	1,839	1.04	690,867	2,871	1.65
Short-term borrowings	3,117	—	0.05	1,063	7	2.72
Long-term borrowings	2,119	—	—	—	—	—
Junior subordinated debentures	26,804	491	7.27	26,804	491	7.27
Total interest-bearing liabilities	4,802,719	3,345	0.28	4,291,751	14,142	1.31
Interest-free funds:
Noninterest-bearing deposits	3,722,973			2,720,830
Interest payable and other liabilities	60,574			49,262
Stockholders’ equity	1,050,140			959,305
Total interest free funds	4,833,687			3,729,397
Total liabilities and stockholders’ equity	$9,636,406			$8,021,148
Net interest income		$76,019			$72,500
Net interest spread			3.27%			3.34%
Effect of interest free funds			0.13%			0.55%
Net interest margin			3.40%			3.89%

(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

BANCFIRST CORPORATION
CONSOLIDATED AVERAGE BALANCE SHEETS AND INTEREST MARGIN ANALYSIS
(Unaudited)
Taxable Equivalent Basis
(Dollars in thousands)
	Nine Months Ended September 30,
	2020			2019
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Earning assets:
Loans (1)	$6,376,221	$232,380	4.85%	$5,158,737	$215,462	5.58%
Securities – taxable	556,557	6,665	1.60	613,365	10,551	2.30
Securities – tax exempt	28,579	485	2.26	19,687	439	2.98
Federal funds sold and interest-bearing deposits with banks	1,509,493	5,586	0.49	1,397,739	24,590	2.35
Total earning assets	8,470,850	245,116	3.85	7,189,528	251,042	4.67
Nonearning assets:
Cash and due from banks	210,558			178,826
Interest receivable and other assets	603,167			469,615
Allowance for credit losses	(69,603)			(53,814)
Total nonearning assets	744,122			594,627
Total assets	$9,214,972			$7,784,155
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Transaction deposits	$755,835	$809	0.14%	$743,158	$1,967	0.35%
Savings deposits	3,230,145	8,482	0.35	2,700,393	30,852	1.53
Time deposits	699,211	6,713	1.28	688,056	8,164	1.59
Short-term borrowings	3,306	8	0.33	1,650	29	2.31
Long-term borrowings	1,478	—	—	—	—	—
Junior subordinated debentures	26,804	1,474	7.33	26,804	1,474	7.35
Total interest-bearing liabilities	4,716,779	17,486	0.49	4,160,061	42,486	1.37
Interest-free funds:
Noninterest-bearing deposits	3,414,106			2,643,189
Interest payable and other liabilities	46,175			41,138
Stockholders’ equity	1,037,912			939,767
Total interest free funds	4,498,193			3,624,094
Total liabilities and stockholders’ equity	$9,214,972			$7,784,155
Net interest income		$227,630			$208,556
Net interest spread			3.36%			3.30%
Effect of interest free funds			0.22%			0.58%
Net interest margin			3.58%			3.88%
(1)	Nonaccrual loans are included in the average loan balances and any interest on such nonaccrual loans is recognized on a cash basis.

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

The ALCO uses gap analysis to monitor interest rate sensitivity based on the maturity and repricing frequencies of its earning assets and interest-bearing liabilities. This analysis indicates that the Company’s position is asset-sensitive, with a positive gap of $356 million for the zero to 12-month interval at September 30, 2020, which was 4.19% of total assets, compared to a positive gap of $172 million for the zero to 12-month interval at December 31, 2019, which was 2.30% of total assets.

The ALCO continuously monitors and manages the balance between interest rate-sensitive assets and liabilities. The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels. In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities.

As of September 30, 2020, the model simulations projected that a 100 and 200 basis point increase would result in positive variance in net interest income of 1.05% and 2.94%, respectively, relative to the base case over the next 12 months.

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

Item 1A. Risk Factors.

Except as set forth below, as of September 30, 2020, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019:

The COVID-19 pandemic has impacted our business, and the ultimate impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

With the lack of precedent, we are unable to predict with a high level of confidence how the COVID-19 pandemic will affect our business. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in closures of many businesses. As a result, the demand for our products and services may be significantly impacted. Furthermore, the pandemic has influenced and could further influence the recognition of credit losses in our loan portfolios and has increased and could further increase our allowance for credit losses, particularly if businesses remain closed or otherwise adversely affected for an extended period of time, or even permanently. In addition, we are a lender for the Paycheck Protection Program ("PPP") of the Small Business Administration (SBA) and other SBA, Federal Reserve or United States Treasury programs that have been or may be created in the future in response to the pandemic. These programs are new, the terms are subject to political influence and their effects on our business are uncertain. Through September 30, 2020, we approved 8,476 loans totaling approximately $831.7 million, net of unamortized processing fees of $22.5 million. The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted.

In addition, due to the impacts of the COVID-19 pandemic, the Company has approximately $104.5 million in modified loans, most of which are secured by commercial real estate, as of September 30, 2020. These modifications were undertaken in response to Section 4013 of the CARES Act and the regulatory intent outlined in the Interagency Statement on Loan Modifications by Financial Institutions Working with Customers Affected by the Coronavirus and to provide businesses financial flexibility until the economy has time to recover to a more normal level of activity. However, these modifications, which typically involve payment modifications and forbearance, also have the effect of delaying recognition of loans that may ultimately be permanently impaired. Consequently, it is reasonable to expect that when temporary regulatory accounting relief and payment modifications cease, there could be a marked increase in credit impairment and restructured loans. The timing and extent of such consequences are impossible to ascertain at this time and are dependent on the duration of the COVID-19 pandemic, the level and success of the government’s economic stimulus, and further regulatory guidance.

Prior to the COVID-19 pandemic, there was little or no likelihood that the Company would surpass $10 billion in total assets for several years. However, with the CARES Act, including PPP loans, stimulus payments to households, and artificially high household savings rates, our deposits and assets have grown dramatically beyond any reasonably foreseeable levels. To the extent the COVID-19 pandemic continues and the government response to it continue in the same or similar manner, the Company has an increasingly heightened possibility of exceeding $10 billion in total assets at December 31, 2020. Pursuant to the Durbin Amendment of the Dodd-Frank Act, this would trigger an approximate loss of income from debit card interchange fees between $16 and $18 million in subsequent years. The Company is developing strategies to avoid exceeding $10 billion in assets and the loss of interchange income, but the success of these strategies is uncertain.

Significant uncertainties as to future economic conditions exist, and we have taken deliberate actions in response. Additionally, the economic pressures have contributed to an increased provision for credit losses for 2020. We continue to monitor the impact of the COVID-19 pandemic closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 is highly uncertain.

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
10.10

Seventh Amended and Restated BancFirst Corporation Non-Employee Directors’ Stock Option Plan (filed as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2020 and incorporated herein by reference).

10.11

Sixteenth Amended and Restated BancFirst Corporation Stock Option Plan (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2020 and incorporated herein by reference).

31.1*	Chief Executive Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Chief Financial Officer’s Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32*	CEO’s & CFO’s Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANCFIRST CORPORATION
(Registrant)

Date: November 9, 2020	/s/ David Harlow
David Harlow
President
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	/s/ Kevin Lawrence
Kevin Lawrence
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)